Form 10-Q
period 1996-03-31
DOLLAR TREE STORES INC
filed 1996-05-15
CIK 935703

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

COMMISSION FILE NUMBER: 0-25464

                            DOLLAR TREE STORES, INC.
             (Exact name of registrant as specified in its charter)

          VIRGINIA                                        54-1387365
(State or other jurisdiction of                       (I.R.S. Employer
      incorporation or                                Identification No.)
        organization)

                              2555 ELLSMERE AVENUE
                             NORFOLK COMMERCE PARK
                            NORFOLK, VIRGINIA 23513
                    (Address of principal executive office)

                        TELEPHONE NUMBER (804) 857-4600
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        Yes /X/                   No / /

As of May 3, 1996, there were 25,040,752 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                                     INDEX


                                                                                       PAGE NO.
                                                                                       --------
                                 PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995....................................       3

          Condensed Consolidated Income Statements
            Three Months Ended March 31, 1996 and 1995..............................       4

          Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995..............................       5

          Notes to Condensed Consolidated Financial Statements......................
                                                                                           6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION................................................      10

                                  PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.........................................................      11

ITEM 5.   OTHER INFORMATION.........................................................      12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................................      13

          Signatures................................................................      15


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        (UNAUDITED)
                                                                         MARCH 31,     DECEMBER 31,
                                                                           1996            1995
                                                                        -----------    ------------

    ASSETS

Current assets:
  Cash and cash equivalents..........................................    $  13,116       $ 22,415
  Accounts receivable................................................        1,543            380
  Merchandise inventories............................................       72,677         40,113
  Income taxes receivable............................................          510         --
  Deferred tax asset.................................................          732            720
  Prepaid expenses and other current assets..........................        2,902          2,392
                                                                        -----------    ------------
      Total current assets...........................................       91,480         66,020
                                                                        -----------    ------------
Property and equipment, net..........................................       31,015         23,091
Deferred tax asset...................................................        2,265          2,219
Goodwill, net (Note 2)...............................................       47,592         --
Other assets, net....................................................        1,218            291
                                                                        -----------    ------------
      TOTAL ASSETS...................................................    $ 173,570       $ 91,621
                                                                        ===========    ============


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank..............................................    $  18,500       $ --
  Accounts payable...................................................       32,710         19,603
  Accrued liabilities................................................        9,756          8,939
  Income taxes payable...............................................       --              8,244
  Current installments of obligations under capital leases...........          293            101
                                                                        -----------    ------------
      Total current liabilities......................................       61,259         36,887
                                                                        -----------    ------------
Development facility.................................................       52,630         --
Senior subordinated notes............................................        7,000          7,000
Junior subordinated notes............................................        7,000          7,000
Obligations under capital leases, excluding current installments.....          785            417
Other liabilities....................................................        3,638          1,230
                                                                        -----------    ------------
      Total liabilities..............................................      132,312         52,534
                                                                        -----------    ------------
Shareholders' equity (Note 3):
  Common stock, par value $0.01. Authorized 50,000,000 shares,
    25,017,300 issued and outstanding at March 31, 1996..............          250            166
  Additional paid-in capital.........................................        4,144          2,980
  Retained earnings..................................................       36,864         35,941
                                                                        -----------    ------------
      Total shareholders' equity.....................................       41,258         39,087
                                                                        -----------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................    $ 173,570       $ 91,621
                                                                        ===========    ============


     See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ---------------------
                                                                         1996          1995
                                                                        -------       -------
Net sales............................................................   $84,975       $48,733
Cost of sales........................................................    55,905        32,275
                                                                        -------       -------
      Gross profit...................................................    29,070        16,458
                                                                        -------       -------
Selling, general, and administrative expenses:
  Operating expenses.................................................    24,288        14,418
  Depreciation and amortization......................................     2,212         1,175
                                                                        -------       -------
      Total selling, general and administrative expenses.............    26,500        15,593
                                                                        -------       -------
Operating income.....................................................     2,570           865
Interest expense.....................................................     1,069           460
                                                                        -------       -------
Income before income taxes...........................................     1,501           405
Provision for income taxes...........................................       578           156
                                                                        -------       -------
      Net income.....................................................   $   923       $   249
                                                                        -------       -------
Net income per share.................................................   $  0.03       $  0.01
                                                                        =======       =======
Weighted average number of common shares and common share equivalents outstanding (Note 3):
      Primary........................................................    27,795        27,306
      Fully diluted..................................................    27,866        27,439


     See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                            ------------------
                                                                             1996       1995
                                                                            -------    -------
Cash Flows from operating activities:
  Net income.............................................................  $    923   $    249
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization........................................     2,212      1,175
    Loss on disposal of property and equipment...........................        60         39
    Provision for deferred income taxes..................................       (58)       (15)
    Changes in assets and liabilities increasing (decreasing) cash and cash equivalents, net of effects resulting from purchase of Dollar
      Bills, Inc.:
      Accounts receivable................................................       293        262
      Merchandise inventories............................................   (15,891)   (18,200)
      Prepaid expenses and other current assets..........................      (325)       (69)
      Other assets.......................................................      (221)       (14)
      Accounts payable...................................................     5,312      6,868
      Accrued liabilities................................................    (1,597)    (1,513)
      Income taxes payable...............................................    (7,932)    (5,954)
      Other liabilities..................................................        33       (257)
                                                                            -------    -------
        Total adjustments................................................   (18,114)   (17,678)
                                                                            -------    -------
        Net cash used in operating activities............................   (17,191)   (17,429)
                                                                            -------    -------
Cash flows from investing activities:
  Capital expenditures...................................................    (4,417)    (2,585)
  Proceeds from sale of property and equipment...........................     --            28
  Payment for purchase of Dollar Bills, Inc., net of cash acquired.......   (52,209)     --
                                                                            -------    -------
        Net cash used in investing activities............................   (56,626)    (2,557)
                                                                            -------    -------
Cash flows from financing activities:
  Repayments of revolving credit facility................................     --        (2,550)
  Proceeds from revolving credit facility................................     --         9,550
  Net proceeds from notes payable to bank................................    11,600      8,700
  Principal payments under capital lease obligations.....................      (138)       (30)
  Proceeds from exercise of stock options ...............................       426      --
  Proceeds from development facility.....................................    52,630      --
                                                                            -------    -------
        Net cash provided by financing activities........................    64,518     15,670
                                                                            -------    -------
Net increase (decrease) in cash and cash equivalents.....................    (9,299)    (4,316)
Cash and cash equivalents at beginning of period.........................    22,415      6,016
                                                                            -------    -------
Cash and cash equivalents at end of period...............................  $ 13,116   $  1,700
                                                                            =======    =======


     See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at March 31, 1996, and for the three-month period then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995, contained in the Company's Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

2. ACQUISITION OF DOLLAR BILLS, INC.

    On January 31, 1996, the Company acquired all of the outstanding stock of Dollar Bills, Inc. ("Dollar Bills"), formerly known as Terrific Promotions, Inc., which owned and operated 136 discount variety stores under the name Dollar Bill$, a distribution center in the Chicago area and a wholesale division. The acquisition is accounted for by the purchase method of accounting. Amounts shown in these financial statements include the aggregate purchase price and the relative fair values of the assets and liabilities of Dollar Bills. The Company financed the acquisition through borrowings under its development facility with its commercial lenders.

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight line basis over 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired organization.

3. STOCK SPLIT AND NET INCOME PER SHARE

    In connection with a stock dividend authorized by the Board of Directors, the Company issued one-half share for each outstanding share of Common Stock, payable April 19, 1996 to shareholders of record as of April 5, 1996. All share and per share data in these financial statements and accompanying notes have been retroactively adjusted to reflect this dividend, having the effect of a three-for-two stock split.

    Primary net income per share has been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include the weighted average number of outstanding stock options and warrants after applying the treasury method. The market price used in applying the treasury method was $15.00 per share, restated to $10.00 per share due to the stock split, through March 6, 1995 and the closing market price of the stock at the end of each week thereafter.

    The fully diluted computation was based on the market price of the stock at the end of the quarter. Net income per share was the same using either primary or fully diluted shares and share equivalents. All amounts have been adjusted to reflect the stock split.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. STOCK OPTION PLAN, STOCK INCENTIVE PLAN, EMPLOYEE STOCK PURCHASE PLAN AND UNATTACHED WARRANTS

    The Company maintains a stock option plan ("SOP") which was established on December 16, 1993 and a stock incentive plan ("SIP") which was established on January 1, 1995. No additional shares may be granted under the SOP and, under the terms of the SIP, options for no more than 270,000 shares of common stock may be granted in any calendar year.

    At March 31, 1996 and 1995, options for the following numbers of shares (restated for the stock split) were outstanding under each plan:


                                    OPTIONS FOR SHARES OUTSTANDING
                                                  AT
                                   --------------------------------      EXERCISE
    PLAN                           MARCH 31, 1996    MARCH 31, 1995     PRICE/RANGE
- --------------------------------   --------------    --------------    -------------
SOP.............................       432,328           616,436           $2.90
SIP.............................       264,888           157,500       $10.00-22.83

     The options above include options for 10,500 shares which were granted on February 1, 1996, but are not included in the earnings per share computation.

    On January 1, 1995, the Company also established the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (the "ESPP"). The Company reserved 225,000 shares of common stock for future issuance under the ESPP. The ESPP enables eligible employees, as defined in the ESPP, to buy shares of common stock for 85% of fair market value on the first day or the last day of the applicable offering period, whichever is lower. As of April 5, 1996, 5,014 shares (post-split) have been purchased under the ESPP.

    Additionally, in 1993 and 1994, the Company issued unattached warrants to purchase a total of 2,482,178 shares of Common Stock to certain shareholders. These warrants carry an exercise price of $1.93 and may be exercised upon the occurrence of certain events.

    The Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as of January 1, 1996.

5. DOLLAR TREE STORES, INC. AND SUBSIDIARIES AND DOLLAR BILLS INC. UNAUDITED CONDENSED CONSOLIDATED PROFORMA INCOME STATEMENT

    The following unaudited pro forma financial information of the Company is based on the historical Consolidated Financial Statements of the Company for the year ended December 31, 1995 and for the three months ended March 31, 1996 adjusted to give effect to the Company's acquisition of Dollar Bills on January 31, 1996. The unaudited pro forma condensed consolidated income statements for the year ended December 31, 1995 and the three months ended March 31, 1996 give effect to the transactions described as if they had occurred on January 1, 1995 and January 1, 1996, respectively. The pro forma adjustments are based upon currently available information and upon certain assumptions that management of the Company believes are reasonable. Final purchase adjustments may differ from the pro forma adjustments herein. The pro forma financial information is presented for informational purposes and does not purport to represent what the Company's actual results of operations would have been if the transaction described had been consummated on January 1, 1995 (for the year ended December 31, 1995) or on January 1, 1996 (for the three months ended March 31, 1996).

    The pro forma financial information should be read in conjunction with the related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the Notes thereto and the Financial Statements of Dollar Bills and the Notes thereto incorporated by reference.

    The acquisition of Dollar Bills has been accounted for by the purchase method of accounting. Accordingly, the Company established new accounting basis for the assets and liabilities of Dollar Bills based upon the relative fair values thereof and the aggregate purchase price paid by the Company. These values are reflected in the Company's March 31, 1996 condensed consolidated balance sheet.

    The unaudited pro forma condensed consolidated income statements do not purport to be indicative of the results that would have occurred had the transaction taken place at the beginning of the period presented or of future results.


                                            Unaudited Pro Forma Condensed Consolidated Income Statements
                                                          (In thousands except per share data)
                                     For the Year Ended December 31, 1995           For the Three Months Ended March 31, 1996
                              -----------------------------------------------   -------------------------------------------------
                                                          Pro Forma                                          Pro Forma
                             The Company  Dollar Bills  Adjustments Pro Forma  The Company Dollar Bills(1) Adjustments  Pro Forma
                             -----------  ------------  ----------- ---------  ----------- --------------  -----------  ---------
Net sales . . . . . . . . . .$300,229     $103,850                   $404,079   $ 84,975       $  6,482                  $ 91,457

Gross profit  . . . . . . . . 112,679       27,497                    140,176     29,070          1,803                    30,873

Selling, general and
  administrative
  expenses  . . . . . . . . .  75,967       22,201      (4,004)(2)     96,144     26,500          2,613         (529)(2)   28,743
                                                         1,980 (3)                                               159 (3)
Operating income (loss) . . .  36,712        5,296                     44,032      2,570           (810)                    2,130

Interest expense  . . . . . .   2,618          505       3,850 (4)      6,973      1,069             50          324 (4)    1,443

Income (loss) before
  income taxes  . . . . . . .  34,094        4,791                     37,059      1,501           (860)                      687

Provision for income taxes. .  13,127          178         963 (5)     14,268        578            (26)         288 (5)      264

Net income (loss) . . . . . . $20,967    $   4,613                   $ 22,791   $    923       $   (834)                $     423
                               ======       ======                     ======     ======         ======                    ======

Net income per share(6) . . . $  0.76                                $   0.83   $   0.03                                $    0.02
                               ======                                  ======     ======                                   ======

Weighted average number
  of common shares
  and common shares
  equivalent outstanding. . .  27,589                                  27,589     27,795                                   27,795
                               ======                                  ======     ======                                   ======

       (1)Represents January 1996 results of Dollars Bills. The Company acquired Dollars Bills on January 31, 1996 and accordingly the Company's income statement for the three months ended March 31, 1996 includes the results of the acquired business beginning February 1, 1996.

       (2) Represents the elimination of duplicative operating costs associated with Dollar Bills corporate headquarters and distribution facility.

       (3) Represents amortization of goodwill recognized in connection with the acquisition of Dollar Bills which is being amortized by the Company over a 25 year period.

       (4) Represents interest expense related to the borrowings under the Company's development facility used to fund the acquisition.

       (5) Represents income taxes related to the conversion of Dollars Bills to a C Corporation at an assumed effective tax rate of 38.5%

       (6) Net income per common share and pro forma income per common share is computed by dividing net income and pro forma net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include all outstanding stock options and warrants after applying the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995:

    Net sales increased $36.3 million, or 74.5%, to $85.0 million for the three months ended March 31, 1996, from $48.7 million for the three months ended March 31, 1995. Of this increase, (i) approximately 43.5%, or $15.8 million, was attributable to the addition of 136 Dollar Bills stores in January 1996, (ii) approximately 40.5%, or $14.7 million, was attributable to a net increase of 100 stores opened in 1995 and 1996 which are not included in the Company's comparable store net sales calculation, and (iii) approximately 16.0%, or $5.8 million, was attributable to comparable store net sales growth, which represented an 11.8% increase over comparable store net sales in the corresponding quarter of the prior period. Dollar Bills stores are not included in the comparable store net sales calculation. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Comparable store net sales were driven primarily by an earlier Easter shopping season and a strong in-stock position on seasonal and general merchandise throughout the quarter. The Company opened 24 new stores during the first quarter of 1996 compared to opening 15 new stores during the first quarter of 1995. The Company also added 136 Dollar Bills stores in January 1996.

    Management anticipates that the primary sources of future sales growth will be new store openings and, to a lesser degree, sales increases from expanded and relocated stores and comparable store net sales increases. Although the Company has experienced significant increases in comparable store net sales historically, management expects that any increases in comparable store net sales in the future will be smaller than those experienced historically.

    Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $12.6 million, or 76.6%, to $29.1 million in the first quarter of 1996 from $16.5 million in the first quarter of 1995. As a percentage of net sales, gross profit increased to 34.2% from 33.8%, reflecting lower occupancy costs as a percentage of net sales due primarily to the increase in comparable store sales, partially offset by a slight increase in merchandise costs. Management expects that merchandise costs as a percentage of net sales may continue to be higher than they have been historically due to the addition of Dollar Bills stores, which carry a higher proportion of consumable goods having a lower merchandise margin.

    Selling, general and administrative expenses, which include operating expenses and depreciation and amortization, increased $10.9 million, or 69.9%, to $26.5 million in the first quarter of 1996 from $15.6 million in the first quarter of 1995, and decreased as a percentage of net sales to 31.2% from 32.0% during the same period. This decrease resulted primarily from reduced payroll costs due to the comparable store net sales increase and stronger controls over hourly payroll at the stores. During the first quarter of 1996, the Company's selling, general and administrative expenses increased by approximately $1.8 million due to tranactional costs and expenses incurred in connection with the Dollar Bills acquisition. Amortization of goodwill relating to the acquisition amounted to $0.3 million during the first quarter of 1996.

    Operating income increased $1.7 million, or 197.1%, to $2.6 million for the first three months of 1996 from $0.9 million for the comparable period in 1995, and increased as a percentage of net sales to 3.0% from 1.8% during the same period for the reasons noted above.

    Interest expense increased $0.6 million to $1.1 million in the first quarter of 1996 from $0.5 million during the first quarter of 1995. This increase is a result of borrowings under the Company's Development Facility in connection with the acquisition of Dollar Bills and the amortization of deferred financing costs relating thereto.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements result primarily from capital expenditures related to new store openings and working capital requirements related to new and existing stores. The Company's working capital requirements for existing stores are seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of the year. Historically, the Company has met its seasonal working capital requirements for its existing stores and funded its store expansion program from internally generated funds and borrowings under its credit facilities.

    The Company ended the first quarter of 1996 with a high cash position due to the quarter ending on a weekend, resulting in three days of sales remaining in store accounts. Additionally, transitory funds remained in dormant Dollar Bills depositary accounts. These funds were transferred into the Company's main account in early April and are used to fund working capital requirements.

    During the first three months of 1996 and 1995, net cash used in operations was $17.2 million and $17.4 million, respectively, primarily used to build inventory levels. During the first three months of 1996 and 1995, net cash used in investing activities was $56.6 million and $2.6 million, respectively, the increase consisting primarily of payment for the acquisition of Dollar Bills in 1996. Net cash provided by financing activities was $64.5 million and $15.7 million during the first three months of 1996 and 1995, the increase primarily attributable to borrowings incurred to fund the acquisition of Dollar Bills in 1996.

    The Company's borrowings under its bank facilities were $71.1 million at March 31, 1996, and $15.7 million at March 31, 1995. There were no amounts outstanding at December 31, 1995. Under the Company's bank facilities, an additional $48.9 million is available at March 31, 1996.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    On January 31, 1996, the Company bought all of the capital stock of Dollar Bills, pursuant to a stock purchase agreement (see "Other Information-- Acquisition and Merger of Dollar Bills"). In March and April, 1996,
Michael and Pamela Alper (the "Alpers"), former shareholders of Dollar Bills, together with a corporation they control, filed lawsuits in the state and federal courts in Cook County, Illinois, against the Company and one of its employees relating to the Dollar Bills transaction. The lawsuits seek to recover compensatory damages of not less than $10 million, (tripled under the federal antitrust law claim described below), punitive damages, attorney's fees, costs and injunctive and other relief.

    In the lawsuit, the plaintiffs claim that the Alpers were defrauded into selling the wholesale merchandising operations which were owned by Dollar Bills; that the Company improperly obtained and misused confidential and proprietary information related to those operations; that the Company breached the provisions of a confidentiality agreement which it had entered into with Dollar Bills when negotiations regarding the acquisition began; that the Company breached certain terms of the stock purchase agreement relating to the acquisition; that the Company intentionally or negligently misrepresented its intentions with respect to the wholesale merchandising operations; and that the Company and that the co-defendant conspired to violate antitrust law by excluding the plaintiffs as competitors in the wholesale merchandising business. It is possible that, in the future, the plaintiffs could amend their complaint to request that the court set aside or rescind the entire Dollar Bills transaction. The Company emphatically denies the plaintiffs' claims and will vigorously defend itself in this matter.

    The litigation is in its preliminary stages and discovery has only recently commenced; however, based on management's understanding of the facts (which facts are contested by the plaintiffs) and the advice of its lead litigation counsel for this matter in reliance on such facts, the Company believes it is unlikely that the plaintiffs will ultimately prevail on the merits of this litigation. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial condition. Nevertheless, particularly in light of the contested factual circumstances, there can be no assurances regarding the ultimate outcome of this litigation or that this litigation will not have a material adverse effect on the Company's results of operations or financial condition. In any event, the litigation has diverted, and is expected to continue to divert, the efforts and attention of the Company's management.

    On April 8, 1996, the National Labor Relations Board certified the results of the March 20, 1996 election in which the employees of the Company's Norfolk warehouse declined representation by the International Brotherhood of Teamsters.

    On May 1, 1996, the Company determined that certain terra cotta potted candles, approximately 31,170 sets of which it sold in April 1996, might contain a defect which could create a substantial risk of injury. As required by the Consumer Product Safety Act, the Company filed an initial report of the potential danger with the U.S. Consumer Product Safety Commission ("CPSC") on May 3, 1996. The Company has voluntarily stopped distribution of the product and intends to issue a recall to customers. The Company is not aware of any serious injuries, either to person or property, as a result of the potential defect.

    Additionally, the Company is a party to ordinary routine litigation and proceedings incidental to its business, including certain matters which may occasionally be asserted by the CPSC, none of which is individually or in the aggregate material to the Company.

ITEM 5. OTHER INFORMATION

  Acquisition and Merger of Dollar Bills

    As previously disclosed in the Company's Form 10-K, on January 31, 1996, the Company acquired all of the outstanding capital stock of Dollar Bills. As part of that acquisition, on April 1, 1996, Dollar Bills was merged into Dollar Tree Stores, Inc. and ceased to exist as a separate corporate subsidiary. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

  Stock Dividend

    On March 26, 1996, the Company's Board of Directors authorized a 50% stock dividend having the effect of a three-for-two stock split for shareholders of record of common stock as of April 5, 1996. Cash payments were made in lieu of fractional shares. As of the record date, there were 16,680,275 shares of common stock outstanding, resulting in a dividend of 8,340,076 shares of Common Stock.

  Changes to Stock Option Plans

    On March 26, 1996, the Company's Board of Directors authorized an amendment to the Company's Amended and Restated Stock Option Plan (the "SOP") which made certain administrative changes to the Plan and eliminated the Plan's Restrictive Stock Agreement. The Restrictive Stock Agreement had previously restricted the timing of sales of shares purchased under the SOP. Additionally, the Company's Employee Stock Purchase Plan (the "ESPP") was clarified to specifically include employees of the Company's subsidiaries, as was originally intended when the Company adopted the plan.

  Effect of the Stock Split on Stock Plans

    The SOP and the Company's Stock Incentive Plan contain anti-dilution provisions requiring, upon a stock dividend or stock split, an equitable adjustment to the exercise price and/or the number of shares that can be purchased upon exercise. As a result of this requirement, the Company has adjusted the number of shares of Common Stock issuable upon exercise of outstanding options and the exercise price of such options. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 *10.1    Agreement for Sale and Purchase of Stock

**10.2    Credit Agreement--Dollar Tree Distribution, Inc., Dollar Tree Management, Inc.,
          Dollar Tree Stores, Inc., and NationsBank, N.A., Signet Bank, Crestar Bank, and
          the First National Bank of Boston (January 11, 1996)

**10.3    Commercial Notes (Development Line Notes) (January 11, 1996)

**10.4    Commercial Notes (Working Capital Line Notes) (January 11, 1996)

**10.5    Subordination Agreements

**10.6    Allonges to Subordinated Notes (senior/junior notes)

**10.7    Guaranties

**10.8    Security Agreements--Commercial--Dollar Tree Distribution, Inc., Dollar Tree
          Management, Inc., Dollar Tree Stores, Inc., and NationsBank, N.A., Signet Bank,

          Crestar Bank, and the First National Bank of Boston

**10.9    Negative Pledge Agreement

**10.10   Second Amendment to Subordination Agreement

**10.11   First Amendment to Credit Agreement

**10.12   Stock Pledge Agreement--Dollar Tree Stores, Inc., Dollar Tree Distribution, Inc.,
          Dollar Tree Management, Inc., Dollar Bills, Inc., and NationsBank, N.A., Signet
          Bank, Crestar Bank, and the First National Bank of Boston

**10.13   Corporate Guaranty to NationsBank, N.A., Signet Bank, Crestar Bank, and First
          National Bank of Boston by Dollar Bills, Inc.

**10.14   Security Agreement--Commercial--Dollar Bills, Inc., NationsBank, N.A., Signet
          Bank, Crestar Bank, First National Bank of Boston

**10.15   Non-Competition Agreements--Michael Alper and Pamela Alper

  10.16   Letter Agreement on Extensions of Development Loan Maturity Date and Development
          Line Extension Request by DollarTree Stores, Inc. dated March 27, 1996

  10.17   Waivers of Certain Rights under 9% Senior Subordinated Notes due April 1, 1997

  10.18   Waivers of Certain Rights under 9% Junior Subordinated Notes due April 1, 1997

  10.19   Fourth Amendment to Dollar Tree Stores, Inc. Amended and Restated Stock Option
          Plan (with forms of Second Amendment to 1993 Stock Option Agreement and Second
          Amendment to 1994 Stock Option Agreement)



  10.20   Technical Clarification to Dollar Tree Stores, Inc. Employee Stock Purchase Plan

  10.21   Second Amendment to the Amended and Restated Dollar Tree Stores, Inc. Deferred
          Compensation Plan

  10.22   Consent to Amendment of 9% Senior Subordinated Notes due April 1, 1997 with form of Second Allonge

  10.23   Consent to Amendment of 9% Junior Subordinated Notes due April 1, 1997 with form of Second Allonge

  10.24   Second Allonge to 9% Senior Subordinated Notes due April 1, 1997

  10.25   Second Allonge to 9% Junior Subordinated Notes due April 1, 1997

- ------------
   * Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 14, 1996, filed with the Securities and Exchange Commission.

  ** Previously filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    1. The Company filed a Form 8-K on January 19, 1996, announcing that the Company had signed an agreement on January 16, 1996, to purchase all of the outstanding stock of Dollar Bills. This announcement stated that the transaction was expected to close January 31, 1996.

    2. The Company filed a Form 8-K on February 14, 1996, outlining the above-referenced acquisition, in compliance with information required under Item 2 of the Form 8-K.

    3. The Company filed a Form 8-K/A on April 12, 1996, amending the Form 8-K filed on February 14, 1996 (discussed in #2 above), to include information required under Item 7 of the Form 8-K. The Form 8-K/A included, as exhibit, the following financial statements and pro forma information:

        A. Audited financial statements of Dollar Bills for the fiscal years ended September 30, 1995 and 1994.

        B. Unaudited interim financial information for the year ended December 31, 1995 for Dollar Bills.

        C. Unaudited pro forma condensed consolidated financial statements as of and for the year ended December 31, 1995, relating to the business combination.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 13, 1996

                                        DOLLAR TREE STORES, INC.

                                By    /s/ MACON F. BROCK, JR.
                                   .....................................
                                           Macon F. Brock, Jr.
                                  President and Chief Executive Officer


                                By    /s/ H. RAY COMPTON
                                   .....................................
                                              H. Ray Compton
                                       Executive Vice President and
                                         Chief Financial Officer
                                   (principal financial and accounting officer)