Form 10-Q
period 1996-06-30
DOLLAR TREE STORES INC
filed 1996-08-14
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)
    /X/     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
              Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


    / /     Transition report pursuant to Section 13 or 15 (d) of the Securities
              Exchange Act of 1934

COMMISSION FILE NUMBER: 0-25464



                            DOLLAR TREE STORES, INC.
             (Exact name of registrant as specified in its charter)


                          VIRGINIA                54-1387365
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)       Identification No.)

                              2555 ELLSMERE AVENUE
                              NORFOLK COMMERCE PARK
                             NORFOLK, VIRGINIA 23513
                    (Address of principal executives office)

                         TELEPHONE NUMBER (757) 857-4600
               (Registrants telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   Yes  /X/                             No / /

As of August 9, 1996, there were 25,846,771 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

                  PART I.  FINANCIAL INFORMATION                    Page No.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 Condensed Consolidated Balance Sheets
  June 30, 1996 and December 31, 1995..............................     3

 Condensed Consolidated Income Statements
  Three months and six months ended June 30, 1996 and 1995.........     4

 Condensed Consolidated Statements of Cash Flows
  Six months ended June 30, 1996 and 1995..........................     5

 Notes to Condensed Consolidated Financial Statements..............     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................    10

             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................    13

ITEM 2.  CHANGES IN SECURITIES.....................................    14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    14

ITEM 5.  OTHER INFORMATION.........................................    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................    16

       Signatures..................................................    17

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   (Unaudited)
                                                    June 30,       December 31,
                                                      1996             1995
                                                  ------------       --------
                   ASSETS
Current assets:
     Cash and cash equivalents....................  $  6,358          $ 22,415
     Accounts receivable..........................     1,915               380
     Merchandise inventories .....................    86,605            40,113
     Income taxes receivable......................       439              --
     Deferred tax asset ..........................       785               720
     Prepaid expenses and other current assets ...     3,206             2,392
                                                     -------           -------
         Total current assets.....................    99,308            66,020
                                                     -------           -------
Property and equipment, net.......................    33,152            23,091
Deferred tax asset................................     2,445             2,219
Goodwill, net (note 2) ...........................    47,139              --
Other assets, net.................................       575               291
                                                     -------           -------
         TOTAL ASSETS.............................  $182,619          $ 91,621
                                                     =======           =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank........................  $ 20,900          $   --
     Accounts payable ............................    33,756            19,603
     Accrued liabilities .........................     9,406             8,939
     Income taxes payable.........................       --              8,244
     Current installments of obligations
        under capital leases......................       344               101
                                                      ------           -------
         Total current liabilities................    64,406            36,887
                                                      ------           -------
Development facility (note 2).....................    41,600               --
Senior subordinated notes.........................       --              7,000
Junior subordinated notes.........................       --              7,000
Obligations under capital leases,
   excluding current installments.................     1,006               417
Other liabilities.................................     3,650             1,230
                                                      ------           -------
         Total liabilities........................  $110,662          $ 52,534
                                                     -------           -------

Shareholders' equity:
     Common stock, par value $0.01. Authorized
      50,000,000 shares, 25,843,780 issued and
      outstanding at June 30, 1996 (note 7).......       258               166
     Additional paid-in capital...................    31,124             2,980
     Retained earnings............................    40,575            35,941
                                                     -------           -------
     Total shareholders' equity...................    71,957            39,087
                                                     -------           -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...  $182,619          $ 91,621
                                                     =======           =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended         Six Months Ended
                                       June 30,                   June 30,
                                 -------------------        --------------------
                                   1996        1995           1996         1995
                                 --------    -------        --------    --------
Net sales     ...............    $102,689   $ 62,885        $187,664    $111,618
Cost of sales................      67,030     40,545         122,935      72,820
                                  -------    -------         -------     -------
         Gross profit........      35,659     22,340          64,729      38,798
                                  -------    -------         -------     -------

Selling, general, and
  administrative expenses:
   Operating expenses........      25,480     16,163          49,768      30,581
   Depreciation and
     amortization............       2,593      1,298           4,805       2,473
                                  -------    -------         -------     -------
   Total selling, general
     and administrative
     expenses................      28,073     17,461          54,573      33,054
                                  -------    -------         -------     -------

Operating income.............       7,586      4,879          10,156       5,744
Interest expense.............       1,555        686           2,624       1,146
                                  -------    -------         -------     -------
Income before income taxes...       6,031      4,193           7,532       4,598
Provision for income taxes...       2,320      1,613           2,898       1,769
                                  -------    -------         -------     -------
         Net income..........    $  3,711   $  2,580        $  4,634    $  2,829
                                  =======    =======         =======     =======
Net income per share ........    $   0.13   $   0.09        $   0.17    $   0.10
                                  =======    =======         =======     =======
Weighted average number of
  common shares and common
  share equivalents
  outstanding (note 3):
         Primary ............      28,063     27,559          27,946      27,447
         Fully diluted.......      28,063     27,616          27,972      27,591

      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                       Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                     1996             1995
                                                    -------         --------
Cash flows from operating activities:
 Net income....................................... $  4,634         $ 2,829
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization.................    4,805           2,473
    Loss on disposal of property and equipment ...      217             123
    Provision for deferred income taxes...........     (291)           (177)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents,
     net of effects resulting from purchase
     of Dollar Bills, Inc.:
       Accounts receivable........................      (79)             58
       Income taxes receivable ...................     (439)            --
       Merchandise inventories....................  (29,819)        (20,950)
       Prepaid expenses and other current assets..     (629)            (44)
       Other assets ..............................      422             (28)
       Accounts payable...........................    6,358          11,640
       Accrued liabilities........................   (1,947)         (1,685)
       Income taxes payable.......................   (8,244)         (5,645)
       Other liabilities..........................       45            (213)
                                                     ------          -------
        Total adjustments.........................  (29,601)        (14,448)
                                                    -------        --------
        Net cash used in operating activities ....  (24,967)        (11,619)
                                                    -------        --------
Cash flows from investing activities:
 Capital expenditures ............................   (8,616)         (5,791)
 Proceeds from sale of property and equipment.....       23              32
 Payment for purchase of Dollar Bills, Inc.,
  net of cash acquired............................  (52,209)            --
                                                    -------         -------
        Net cash used in investing activities.....  (60,802)         (5,759)
                                                    -------         -------
Cash flows from financing activities:
 Repayments of revolving credit facility..........     --            (2,550)
 Proceeds from revolving credit facility..........     --             9,550
 Net proceeds from notes payable to bank..........   14,000           6,000
 Principal payments under capital
 lease obligations................................     (124)            (41)
 Proceeds from options exercised and purchase
  of shares under ESPP............................    2,417            --
 Proceeds from public offering....................   25,819            --
 Proceeds from development facility...............   52,630            --
 Repayment of development facility................  (11,030)           --
 Repayment of senior and junior
  subordinated notes..............................  (14,000)           --
                                                   --------        --------
        Net cash provided by financing activities.   69,712          12,959
                                                   --------        --------
Net decrease in cash
 and cash equivalents.............................  (16,057)         (4,419)
Cash and cash equivalents at beginning of period..   22,415           6,016
                                                   --------        --------
Cash and cash equivalents at end of period........ $  6,358        $  1,597
                                                   ========        ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at June 30, 1996, and for the three- and six-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1995, contained in the Company's Annual Report on Form 10- K. The results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

2. ACQUISITION OF DOLLAR BILLS, INC.

     On January 31, 1996, the Company acquired all of the outstanding stock of Dollar Bills, Inc. ("Dollar Bills" ), formerly known as Terrific Promotions, Inc., which owned and operated 136 discount variety stores under the name Dollar Bill$, a distribution center in the Chicago area and a wholesale division. The acquisition is accounted for by the purchase method of accounting. Amounts shown in these financial statements include the aggregate purchase price and the relative fair values of the assets and liabilities of Dollar Bills. The Company financed the acquisition through borrowings under its development facility with its commercial lenders.

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

     The fully diluted computation was based on the greater of the average market price of the stock at the end of each week in the period or the market price of the stock at the end of the period. Net income per share was the same using either primary or fully diluted shares and share equivalents. All amounts have been adjusted to reflect the stock split.

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

     At June 30, 1996 and 1995, options for the following numbers of shares (restated for the stock split) were outstanding under each plan:

                    Options for Shares Outstanding at             Exercise
   PLAN            June 30, 1996        June 30, 1995           Price/Range
   ----            -------------        -------------          --------------

     SOP..........      367,041              615,672              $ 2.90
     SIP..........      477,841              180,000            $10.00 - 33.13

     The options above include options for 230,540 shares, net of lapses and cancellations, granted during the second quarter of 1996 and 22,500 shares granted during the second quarter of 1995 which are not included in the earnings per share calculation.

     On January 1, 1995, the Company also established The Dollar Tree Stores, Inc. Employee Stock Purchase Plan (the "ESPP"). The Company reserved 225,000 shares of common stock for future issuance under the ESPP. The ESPP enables eligible employees, as defined in the ESPP, to buy shares of common stock for 85% of fair market value on the first day or the last day of the applicable offering period, whichever is lower. As of August 9, 1996, 6,845 shares (post-split) have been purchased under the ESPP.

     Additionally, in 1993 and 1994, the Company issued unattached warrants to purchase a total of 2,482,178 shares of Common Stock to certain shareholders. These warrants carry an exercise price of $1.93 and may be exercised upon the occurrence of certain events.

     The Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as of January 1, 1996.

5. REGISTRATION STATEMENT FILED ON FORM S-3

     The Company sold 750,000 shares of Common Stock on June 10, 1996, pursuant to a registration statement filed on Form S-3 under the Securities Act of 1933. In connection with this offering, the Company received approximately $25.3 million, net of estimated offering expenses. The Company used the proceeds of the offering to repay its 9% Senior and Junior Subordinated Notes and pay down its development facility (see Note 2).

6. DOLLAR TREE STORES, INC. AND SUBSIDIARIES AND DOLLAR BILLS INC. UNAUDITED CONDENSED CONSOLIDATED PROFORMA INCOME STATEMENT

     The following unaudited pro forma financial information of the Company is based on the historical Consolidated Financial Statements of the Company for the year ended December 31, 1995 and for the six months ended June 30, 1996 adjusted to give effect to the Company's acquisition of Dollar Bills on January 31, 1996. The unaudited pro forma condensed consolidated income statements for the year ended December 31, 1995 and the six months ended June 30, 1996 give effect to the transactions described as if they had occurred on January 1, 1995 and January 1, 1996, respectively. The pro forma adjustments are based upon currently available information and upon certain assumptions that management of the Company believes are reasonable. Final purchase adjustments may differ from the pro forma adjustments herein. The pro forma financial information is presented for informational purposes and does not purport to represent what the Company's actual results of operations would have been if the transaction described had been consummated on January 1, 1995 (for the year ended December 31, 1995) or on January 1, 1996 (for the six months ended June 30, 1996).

    The pro forma financial information should be read in conjunction with the related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the Notes thereto and the Financial Statements of Dollar Bills and the Notes thereto incorporated by reference.

    The acquisition of Dollar Bills has been accounted for by the purchase method of accounting. Accordingly, the Company established new accounting basis for the assets and liabilities of Dollar Bills based upon the relative fair values thereof and the aggregate purchase price paid by the Company. These values are reflected in the Company's June 30, 1996 condensed consolidated balance sheet.

    The unaudited pro forma condensed consolidated income statements do not purport to be indicative of the results that would have occurred had the transaction taken place at the beginning of the period presented or of future results.

                                               Unaudited Pro Forma Condensed Consolidated Income Statements
                                                        (In thousands except per share data)
                           For the Year Ended December 31, 1995           For the Six Months Ended June 30, 1996
                      ----------------------------------------------- -----------------------------------------------------
                                                 Pro Forma                                           Pro Forma
                    The Company  Dollar Bills  Adjustments  Pro Forma The Company  Dollar Bills(1)  Adjustments   Pro Forma
                    -----------  ------------  -----------  --------- -----------  --------------   -----------   ---------
Net sales..........    $300,229    $103,850                 $404,079    $187,664     $  6,482                     $194,146

Gross profit.......     112,679      27,497                  140,176      64,729        1,803                       66,532

Selling, general and
  administrative
  expenses.........      75,967      22,201    (4,004)(2)     96,144      54,573        2,613          (529)(2)     56,816
                                                1,980 (3)                                               159 (3)
Operating income
  (loss)...........      36,712       5,296                   44,032      10,156        (810)                        9,716

Interest expense...       2,618         505     3,850 (4)      6,973       2,624           50           324 (4)      2,998

Income (loss) before
  income taxes.....      34,094       4,791                   37,059       7,532        (860)                        6,718

Provision for
  income taxes.....      13,127         178       963 (5)     14,268       2,898         (26)          (288)(5)      2,584

Net income (loss)..    $ 20,967    $  4,613                 $ 22,791     $ 4,634     $  (834)                      $ 4,134
                       ========    ========                 ========    ========     ========                     ========

Net income
  per share(6).....    $   0.76                             $   0.83    $   0.17                                  $   0.15
                       ========                             ========    ========                                  ========

Weighted average
  number of common
  shares and common
  share equivalents
  outstanding:.....      27,589                               27,589      27,946                                    27,946
                       ========                             ========    ========                                  ========

     (1)Represents January 1996 results of Dollars Bills. The Company acquired Dollars Bills on January 31, 1996 and accordingly the Company's income statement for the six months ended June 30, 1996 includes the results of the acquired business beginning February 1, 1996.

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

     (5) Represents income taxes related to the conversion of Dollars Bills to a C Corporation at an assumed effective tax rate of 38.5%.

     (6) Net income per common share and pro forma income per common share is computed by dividing net income and pro forma net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include all outstanding stock options and warrants after applying the treasury stock method.

NOTE 7.   INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

     On July 23, 1996, the shareholders of the Company approved an increase in authorized shares of Common Stock from 50,000,000 to 100,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $39.8 million, or 63.3%, to $102.7 million for the three months ended June 30, 1996, from $62.9 million for the three months ended June 30, 1995. Of this increase, (i) approximately 60.8%, or $24.2 million , was attributable to the acquisition of 136 Dollar Bill$ stores on January 31, 1996,
(ii) approximately 37.1%, or $14.8 million, was attributable to stores opened in 1995 and 1996 which are not included in the Company's comparable store net sales calculation, and (iii) approximately 2.1%, or $0.8 million, was attributable to comparable store net sales growth, which represented a 1.5% increase over comparable store net sales in the corresponding quarter of the prior period. Dollar Bill$ stores are not included in the comparable store net sales calculation. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. The Company opened 29 new stores and closed three stores during the second quarter of 1996 compared to opening 30 new stores and closing two stores during the second quarter of 1995.

     Management anticipates that the primary source of future sales growth will be new store openings and, to a lesser degree, sales increases from expanded and relocated stores and comparable store net sales increases. Although the Company has experienced significant increases in comparable store net sales historically, management expects that any increases in comparable store net sales in the future will be smaller than those experienced historically.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $13.3 million, or 59.6%, to $35.7 million in the second quarter of 1996 from $22.3 million in the second quarter of 1995. As a percentage of net sales, gross profit decreased to 34.7% from 35.5%, primarily due to increased sales of domestic and consumable products, which generally carry a lower merchandise margin, partially offset by decreases in freight costs, markdowns and shrinkage. Management expects that the Company's product mix will continue to contain a higher proportion of domestic products, due to the addition of Dollar Bill$ stores and the introduction of more domestic goods in existing stores.

     Selling, general and administrative expenses, which include operating expenses and depreciation and amortization, increased $10.6 million, or 60.8%, to $28.1 million in the second quarter of 1996 from $17.5 million in the second quarter of 1995, and decreased as a percentage of net sales to 27.3% from 27.8% during the same period. This decrease resulted primarily from hourly payroll costs savings, partially offset by the amortization of goodwill recognized in connection with the purchase of all of the outstanding stock of Dollar Bills, Inc. During the second quarter of 1996, the Company's operating expenses increased by approximately $0.7 million due to transactional costs and expenses incurred in connection with the Dollar Bills acquisition. Amortization of goodwill relating to the acquisition amounted to $0.5 million for the second quarter of 1996.

     Operating income increased $2.7 million, or 55.5%, to $7.6 million for the second quarter of 1996 from $4.9 million for the comparable period in 1995, and decreased as a percentage of net sales to 7.4% from 7.8% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense increased $0.9 million in the second quarter of 1996 compared to the second quarter of 1995 to $1.6 million from $0.7 million during the same period. This increase is primarily a result of borrowings under the Company's development facility in connection with the Dollar Bills acquisition, and the amortization of deferred financing costs relating thereto.

THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $76.0 million, or 68.1%, to $187.7 million for the six months ended June 30, 1996, from $111.6 million for the six months ended June 30, 1995. Of this increase, (i) approximately 52.6%, or $40.0 million , was attributable to the acquisition of 136 Dollar Bill$ stores on January 31, 1996,
(ii) approximately 38.8%, or $29.5 million, was attributable to stores opened in 1995 and 1996 which are not included in the Company's comparable store net sales calculation, and (iii) approximately 8.6%, or $6.5 million, was attributable to comparable store net sales growth, which represented a 6.1% increase over comparable store net sales in the corresponding quarter of the prior period. Dollar Bill$ stores are not included in the comparable store net sales calculation. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. The Company opened 53 new stores and closed three stores during the first six months of 1996 compared to opening 45 new stores and closing two stores during the first six months of 1995.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $25.9 million, or 66.8%, to $64.7 million in the first six months of 1996 from $38.8 million in the first six months of 1995. As a percentage of net sales, gross profit decreased to 34.5% from 34.8%, primarily due to increased sales of domestic and consumable products, which generally carry a lower merchandise margin, partially offset by decreases in freight costs, markdowns and shrinkage and lower occupancy costs as a percentage of net sales. Management expects that the Company's product mix will continue to contain a higher proportion of domestic products, due to the addition of Dollar Bill$ stores and the introduction of more domestic goods in existing stores.

     Selling, general and administrative expenses, which include operating expenses and depreciation and amortization, increased $21.5 million, or 65.1%, to $54.6 million in the first six months of 1996 from $33.1 million in the first six months of 1995, and decreased as a percentage of net sales to 29.1% from 29.6% during the same period. This decrease resulted primarily from hourly payroll costs savings, partially offset by the amortization of goodwill recognized in connection with the purchase of Dollar Bills, Inc. During the first six months of 1996, the Company's operating expenses increased by approximately $2.0 million due to transactional costs and expenses incurred in connection with the Dollar Bills acquisition. Amortization of goodwill relating to the acquisition amounted to $0.8 million for the first six months of 1996.

     Operating income increased $4.4 million, or 76.8%, to $10.2 million for the first six months of 1996 from $5.7 million for the comparable period in 1995, and increased as a percentage of net sales to 5.4% from 5.1% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense increased $1.5 million in the first six months of 1996 compared to the first six months of 1995 to $2.6 million from $1.1 million during the same period. This increase is primarily a result of borrowings under the Company's development facility in connection with the Dollar Bills acquisition, and the amortization of deferred financing costs relating thereto.


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

     In June, 1996, the Company and certain shareholders completed a public offering; a total of 3,250,000 shares of Common Stock were sold, of which the Company sold 750,000 newly issued shares. Total proceeds to the Company were approximately $25.3 million, net of offering expenses. The Company used approximately $14 million of the net proceeds to repay its 9% Subordinated Notes (both Senior and Junior) and approximately $11.3 million to pay down its development facility.

     During the first six months of 1996 and 1995, net cash used in operations was $25.0 million and $11.6 million, respectively, primarily used to build inventory levels. During the first six months of 1996 and 1995, net cash used in investing activities was $60.8 million and $5.8 million, respectively, the increase consisting primarily of payment for the acquisition of Dollar Bills, Inc. in 1996. Net cash provided by financing activities was $69.7 million and $13.0 million during the first six months of 1996 and 199, respectively, the increase primarily attributable to borrowings incurred to fund the acquisition of Dollar Bills in January 1996 and to capital raised during a public offering completed in June, 1996.

The Company's borrowings under its bank facilities were $62.5 million at June 30, 1996, and $13.0 million at June 30, 1995. There were no amounts outstanding at December 31, 1995. Under the Company's bank facilities, an additional $57.5 million is available at June 30, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

       On June 28, 1996, the Circuit Court of Cook County, Illinois, denied the Company's motion to dismiss the lawsuit previously filed against the Company by the former shareholders of Dollar Bills and a corporation they control ("Plaintiffs"). On July 23, 1996, the Plaintiffs filed a motion to voluntarily dismiss the action in the Circuit Court of Cook County, Illinois, which the Court granted. On July 26, 1996, the Plaintiffs amended their complaint in the Federal Court alleging direct violations by the Company and one of its employees of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in addition to the violations previously alleged in Federal Court against the Company. Under the new securities law claim, Plaintiffs seek to recover exemplary and punitive damages in an amount to be determined at trial. The Company emphatically denies the Plaintiffs' claims and will vigorously defend itself in this matter.

       This litigation is in its preliminary stages and discovery has only recently commenced; however, based on management's understanding of the facts (which facts are contested by the Plaintiffs) and the advice of its litigation counsel for this matter in reliance on such facts, the Company believes that it is unlikely that the Plaintiffs will ultimately prevail on the merits of this litigation. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial condition. Nevertheless, particularly in light of the contested factual circumstances, there can be no assurances regarding the ultimate outcome of this litigation or that this litigation will not have a material adverse effect on the Company's results of operations or financial condition. In any event, the litigation has diverted, and is expected to continue to divert, the efforts and attention of the Company's management.

       In the second quarter of 1996, the Company terminated its relationship with a Hong Kong trading company that accounted for approximately 6% of the Company's purchases in 1995. The trading company had obtained payment on a number of letters of credit issued on the Company's behalf by falsely claiming that conforming goods had been shipped, when in fact the trading company had either shipped non-conforming goods or empty containers. During the second quarter of 1996, the Company increased its previously established reserves by approximately $400,000 for potential losses arising from the letters of credit upon which the trading company has obtained payment. The Company has canceled all outstanding purchase orders with the trading company. In addition to the payments already obtained by the trading company there remains approximately $300,000 in undrawn irrevocable letters of credit issued to the trading company with respect to the canceled orders which have not yet reached their expiry date. The Company has taken extensive measures, including legal action against the trading company in the United States, which it believes have substantially limited its exposure with respect to the remaining undrawn letters of credit. The Company has also initiated an involuntary bankruptcy-type proceeding against the trading company in Hong Kong. Although there can be no assurances in this regard, the Company believes it is unlikely that its losses in connection with this matter will significantly exceed its reserves.

       Additionally, the Company is a party to ordinary routine litigation and proceedings incidental to its business, including certain matters which may occasionally be asserted by the U.S. Consumer Product Safety Commission, none of which is individually or in the aggregate material to the Company.

ITEM 2.       CHANGES IN SECURITIES

       On July 23, 1996, the Company's shareholders approved an amendment to the Company's Third Restated Articles of Incorporation increasing the number of shares of Common Stock which the Company is authorized to issue from 50 million to 100 million. See "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS" below. Articles of Amendment containing the amendment approved by the shareholders became effective with the Virginia State Corporation Commission on August 7, 1996. The amendment increased the number of authorized but unissued shares of the Company's Common Stock but had no material effect on outstanding shares.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company's Annual Meeting of Shareholders held on July 23, 1996, the following individuals were elected to the Board of Directors:

                                    Votes For                 Votes Withheld
                                   ------------              ----------------
Macon F. Brock, Jr.                 24,142,023                   141,716
Allan Karp                          24,141,903                   141,836
Frank Doczi                         24,141,340                   142,399
Alan Wurtzel                        24,142,955                   140,784

J. Douglas Perry, John F. Megrue, H. Ray Compton, and Thomas A. Saunders, III, continue as directors after the meeting and no elections were held with respect to their offices.

         In addition, the following proposals were approved at the Company's Annual Meeting:

1. Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 100,000,000.

 Affirmative Votes            Negative Votes               Votes Withheld
    24,070,000                   135,857                      77,882

2. Amendment to the Company's Employee Stock Purchase Plan allowing employees of subsidiaries to participate.

 Affirmative Votes            Negative Votes                Votes Withheld
    24,188,327                    18,506                      76,906

ITEM 5.       OTHER INFORMATION

       Registered Public Offering

       On June 14, 1996, the Company and certain shareholders completed a public offering of Common Stock pursuant to an effective registration statement (the "June Offering"). A total of 3,250,000 shares were sold, of which the Company sold 750,000 shares and certain shareholders sold 2,500,000 shares, at a price to the public of $36.00 per share. After deducting for the underwriters discount and expenses of the offering, the total proceeds to the Company were approximately $25.3 million.

       The Company used approximately $14 million of the net proceeds from the June Offering to repay its 9% Senior Subordinated Notes due 1997 and its 9% Junior Subordinated Notes due 1997 and approximately $11.3 million to reduce the outstanding balance under the Company's development facility. See Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements.

Grant of Options

       On April 24, 1996, options for 231,575 shares of Common Stock were granted under the Company's Stock Incentive Plan ("SIP"). An additional 2,000 shares were granted in June, 1996. The options vest over a three-year period and have exercise prices ranging from $31.00 to $33.125 per share.

       On July 22, 1996, options to purchase 4,000 shares of Common Stock each were granted to Frank Doczi and Alan Wurtzel as continuing directors, under the terms of the SIP. These options are immediately exercisable and have an exercise price of $28.25 per share.

ITEM 6.       EXHIBITS AND REPORT ON FORM 8-K

     (a)      Exhibits


    3.1 Third restated Articles of Incorporation of Dollar Tree Stores, Inc., as amended

*  10.1    Technical Clarification to Dollar Tree Stores, Inc. Employee Stock
              Purchase Plan executed May 3, 1996.

   10.2    Second Amendment to Credit Agreement, dated June 17, 1996, by and among the Company, Dollar Tree Distribution, Inc., Dollar Tree Management, Inc., Nationsbank, N.A., Signet Bank, Crestar Bank, and First National Bank of Boston.

   10.3    Letter Agreement, dated June 28, 1996, by and among the Company,
              Dollar Tree Distribution, Inc., Dollar Tree Management, Inc., Nationsbank, N.A., Signet Bank, Crestar Bank, and First National Bank of Boston, regarding certain changes to credit lines.

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed with the Securities and Exchange Commission.

     (B)      Reports on Form 8-K

              Form 8-K/A, filed on April 12, 1996, amending the Form 8-K filed on February 14, 1996, was previously reported in the Company's Form 10-Q for the period ended March 31, 1996. The Form 8-K/A included information required under Item 7 of the Form 8-K, in relation to the acquisition of Dollar Bills, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         August 14, 1996

                            DOLLAR TREE STORES, INC.




                             By: /s/ H. Ray Compton
                                -------------------------------
                                H. Ray Compton
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (principal financial and accounting officer)