Form 10-Q
period 1996-09-30
DOLLAR TREE STORES INC
filed 1996-11-13
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)
  / X /  Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                  Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                           Yes /X/                            No  / /

As of November 1, 1996, there were 25,877,265 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

       PART I.  FINANCIAL INFORMATION                                   Page No.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets
   September 30, 1996 and December 31, 1995...........................       3

  Condensed Consolidated Income Statements
   Three months and nine months ended September 30, 1996 and 1995.....       4

  Condensed Consolidated Statements of Cash Flows
   Nine months ended September 30, 1996 and 1995......................       5

  Notes to Condensed Consolidated Financial Statements................       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS....................       10

       PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.............................................       13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................       14

         Signatures...................................................       15

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                    (Unaudited)
                                                   September 30,    December 31,
                                                       1996             1995
                                                   ------------     ------------
                   ASSETS
Current assets:
     Cash and cash equivalents....................  $  4,121            $ 22,415
     Accounts receivable..........................     2,364                 380
     Merchandise inventories .....................   112,439              40,113
     Deferred tax asset ..........................       853                 720
     Prepaid expenses and other current assets ...     4,104               2,392
                                                     -------             -------
         Total current assets.....................   123,881              66,020
                                                     -------             -------
Property and equipment, net.......................    34,693              23,091
Deferred tax asset................................     2,750               2,219
Goodwill, net (note 2) ...........................    46,985                --
Other assets, net.................................       730                 291
                                                     -------             -------
         TOTAL ASSETS.............................  $209,039            $ 91,621
                                                     =======             =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank........................  $ 36,500            $   --
     Accounts payable ............................    38,369              19,603
     Accrued liabilities .........................     9,957               8,939
     Income taxes payable.........................       832               8,244
     Current installments of obligations
        under capital leases......................       343                 101
                                                     -------             -------
         Total current liabilities................    86,001              36,887
                                                     -------             -------
Notes payable to bank,
   long-term portion (notes 2 and 3)..............    40,000                --
Senior subordinated notes.........................      --                 7,000
Junior subordinated notes.........................      --                 7,000
Obligations under capital leases,
   excluding current installments.................       956                 417
Other liabilities.................................     3,662               1,230
                                                     -------             -------
         Total liabilities........................   130,619              52,534
                                                     -------             -------

Shareholders' equity:
     Common stock, par value $0.01. Authorized
      100,000,000 shares, 25,874,104 issued and
      outstanding at September 30, 1996 (note 8)..       259                 166
     Additional paid-in capital...................    31,608               2,980
     Retained earnings............................    46,553              35,941
                                                     -------             -------
      Total shareholders' equity..................    78,420              39,087
                                                     -------             -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..  $209,039            $ 91,621
                                                     =======             =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  ------------------       -------------------
                                    1996       1995          1996       1995
                                  --------   -------       --------   --------
Net sales     ...............     $110,588  $ 67,427       $298,252   $179,045
Cost of sales................       68,698    41,359        191,633    114,179
                                   -------   -------        -------    -------

         Gross profit........       41,890    26,068        106,619     64,866
                                   -------   -------        -------    -------

Selling, general, and
  administrative expenses:
   Operating expenses........       28,075    17,974         77,843     48,555
   Depreciation and
     amortization............        2,681     1,438          7,486      3,911
                                   -------   -------        -------    -------

   Total selling, general
     and administrative
     expenses................       30,756    19,412         85,329     52,466
                                   -------   -------        -------    -------

Operating income.............       11,134     6,656         21,290     12,400
Interest expense.............        1,408       791          4,032      1,937
                                   -------   -------        -------    -------
Income before income taxes...        9,726     5,865         17,258     10,463
Provision for income taxes...        3,748     2,260          6,646      4,029
                                   -------   -------        -------    -------

         Net income..........     $  5,978  $  3,605       $ 10,612   $  6,434
                                   =======   =======        =======    =======

Net income per share ........     $   0.21  $   0.13       $   0.38   $   0.23
                                   =======   =======        =======    =======

Weighted average number of
  common shares and common
  share equivalents
  outstanding (note 3):
         Primary ............       28,664    27,674         28,191     27,536
         Fully diluted.......       28,707    27,723         28,255     27,698

      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                         ----------------------
                                                           1996         1995
                                                         --------     ---------
Cash flows from operating activities:
 Net income........................................      $ 10,612     $  6,434
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization..................         7,485        3,911
    Loss on disposal of property and equipment ....           258          208
    Provision for deferred income taxes............          (664)        (403)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents,
     net of effects resulting from purchase
     of Dollar Bills, Inc.:
       Accounts receivable.........................          (411)          67
       Merchandise inventories.....................       (56,291)     (33,727)
       Prepaid expenses and other current assets...        (1,527)        (545)
       Other assets ...............................           267          (39)
       Accounts payable............................        10,971        7,454
       Accrued liabilities.........................        (1,105)        (192)
       Income taxes payable........................        (7,412)      (5,701)
       Other liabilities...........................            57         (463)
                                                          --------     --------
        Total adjustments..........................       (48,372)     (29,046)
                                                          --------     --------
        Net cash used in operating activities .....       (37,760)     (22,612)
                                                          --------     --------
Cash flows from investing activities:
 Capital expenditures .............................       (12,495)      (8,987)
 Proceeds from sale of property and equipment......            23           32
 Payment for purchase of Dollar Bills, Inc.,
  net of cash acquired.............................       (52,209)         --
                                                          --------     --------
        Net cash used in investing activities......       (64,681)      (8,955)
                                                          --------     --------
Cash flows from financing activities:
 Net proceeds from notes payable to bank...........        29,600       28,600
 Principal payments under capital
  lease obligations................................          (174)         (52)
 Proceeds from options exercised and purchase
  of shares under ESPP.............................         2,902          238
 Proceeds from public offering.....................        25,819         --
 Proceeds from long-term debt......................        92,630         --
 Repayment of long-term debt.......................       (52,630)        --
 Repayment of senior and junior
  subordinated notes...............................       (14,000)        --
                                                          --------     --------
        Net cash provided by financing activities..        84,147       28,786
                                                          --------     --------
Net decrease in cash
 and cash equivalents..............................       (18,294)      (2,781)
Cash and cash equivalents at beginning of period...        22,415        6,016
                                                          --------     --------
Cash and cash equivalents at end of period.........      $  4,121     $  3,235
                                                          ========     ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at September 30, 1996, and for the three- and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1995, contained in the Company's Annual Report on Form 10- K. The results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

2. ACQUISITION OF DOLLAR BILLS, INC.

     On January 31, 1996, the Company acquired all of the outstanding stock of Dollar Bills, Inc. ("Dollar Bills" ), formerly known as Terrific Promotions, Inc., which owned and operated 136 discount variety stores under the name Dollar Bill$, a distribution center in the Chicago area and a wholesale division. The acquisition is accounted for by the purchase method of accounting. Amounts shown in these financial statements include the aggregate purchase price and the relative fair values of the assets and liabilities of Dollar Bills. The Company financed the acquisition through borrowings under a development facility with its commercial lenders, which, together with its working capital facility, was refinanced into a $135 million revolving credit facility on September 27, 1996 (see note 3).

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

3. LONG-TERM DEBT

On September 27, 1996, the Company entered into a credit agreement with its banks which provides for a $135 million revolving credit facility to be used for working capital, letters of credit, and development needs, bearing interest at the agent bank's prime rate or LIBOR plus a spread, at the Company's option. Currently, the interest rate is approximately 6.6%. The credit facility is secured by the Company's assets. The agreement, among other things, requires the maintenance of certain specified ratios, restricts the amount of capital expenditures, restricts the payments of cash dividends and other distributions, prohibits the incurrence of certain new indebtedness, prohibits a change in control, and establishes certain minimum beneficial ownership requirements of the founding shareholders. The maturity date of the facility is May 31, 2000. The facility must be paid down to a specified amount for at least 30 consecutive days at any time between December 1 and March 1 of each year. For 30 days during the period from December 1, 1996 to March 1, 1997, the facility must be paid down to $40 million.

4. STOCK SPLIT AND NET INCOME PER SHARE

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

     The fully diluted computation was based on the greater of the average market price of the stock at the end of each week in the period or the market price at the end of the period. Net income per share was the same using either primary or fully diluted shares and share equivalents. All amounts have been adjusted to reflect the stock split.

5. STOCK OPTION PLAN, STOCK INCENTIVE PLAN, EMPLOYEE STOCK PURCHASE PLAN AND UNATTACHED WARRANTS

     The Company maintains a stock option plan ("SOP") which was established on December 16, 1993 and a stock incentive plan ("SIP") which was established on January 1, 1995. No additional shares may be granted under the SOP and, under the terms of the SIP, options for no more than 270,000 shares of common stock may be granted in any calendar year.

     At September 30, 1996 and 1995, options for the following numbers of shares (restated for the stock split) were outstanding under each plan:

                  Options for Shares Outstanding at           Exercise
   PLAN         September 30, 1996   September 30, 1995      Price/Range
   ----         ------------------   ------------------    -------------

     SOP........     342,456             613,254             $ 2.90
     SIP........     480,091             178,950           $10.00 - 33.50

     The options above include options for 227,735 shares, net of lapses and cancellations, granted during the second quarter of 1996 and 9,500 shares granted during the third quarter of 1996 which are not included in the earnings per share calculation.

     On January 1, 1995, the Company also established The Dollar Tree Stores, Inc. Employee Stock Purchase Plan (the "ESPP"). The Company reserved 225,000 shares of common stock for future issuance under the ESPP. The ESPP enables eligible employees, as defined in the ESPP, to buy shares of common stock for 85% of fair market value on the first day or the last day of the applicable offering period, whichever is lower. As of November 8, 1996, 9,168 shares (post-split) have been purchased under the ESPP.

     Additionally, in 1993 and 1994, the Company issued unattached warrants to purchase a total of 2,482,178 shares of Common Stock to certain shareholders. These warrants carry an exercise price of $1.93 and may be exercised upon the occurrence of certain events.

     The Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as of January 1, 1996.

6. REGISTRATION STATEMENT FILED ON FORM S-3

     The Company sold 750,000 shares of Common Stock on June 10, 1996, pursuant to a registration statement filed on Form S-3 under the Securities Act of 1933. In connection with this offering, the Company received approximately $25.3 million, net of offering expenses. The Company used the proceeds of the offering to repay its 9% Senior and Junior Subordinated Notes and pay down its development facility.

7. DOLLAR TREE STORES, INC. AND SUBSIDIARIES AND DOLLAR BILLS INC. UNAUDITED CONDENSED CONSOLIDATED PROFORMA INCOME STATEMENT

     The following unaudited pro forma financial information of the Company is based on the historical Consolidated Financial Statements of the Company for the year ended December 31, 1995 and for the nine months ended September 30, 1996 adjusted to give effect to the Company's acquisition of Dollar Bills on January 31, 1996. The unaudited pro forma condensed consolidated income statements for the year ended December 31, 1995 and the nine months ended September 30, 1996 give effect to the transactions described as if they had occurred on January 1, 1995 and January 1, 1996, respectively. The pro forma adjustments are based upon currently available information and upon certain assumptions that management of the Company believes are reasonable. Final purchase adjustments may differ from the pro forma adjustments herein. The pro forma financial information is presented for informational purposes and does not purport to represent what the Company's actual results of operations would have been if the transaction described had been consummated on January 1, 1995 (for the year ended December 31, 1995) or on January 1, 1996 (for the nine months ended September 30, 1996).

    The pro forma financial information should be read in conjunction with the related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the Notes thereto and the Financial Statements of Dollar Bills and the Notes thereto incorporated by reference.

    The acquisition of Dollar Bills has been accounted for by the purchase method of accounting. Accordingly, the Company established new accounting basis for the assets and liabilities of Dollar Bills based upon the relative fair values thereof and the aggregate purchase price paid by the Company. These values are reflected in the Company's September 30, 1996 condensed consolidated balance sheet.

    The unaudited pro forma condensed consolidated income statements do not purport to be indicative of the results that would have occurred had the transaction taken place at the beginning of the period presented or of future results.

                                                 Unaudited Pro Forma Condensed Consolidated Income Statements
                                                        (In thousands except per share data)
                           For the Year Ended December 31, 1995            For the Nine Months Ended September 30, 1996
                      ----------------------------------------------- -----------------------------------------------------
                                                Pro Forma                                              Pro Forma
                    The Company  Dollar Bills  Adjustments  Pro Forma  The Company  Dollar Bills(1)   Adjustments    Pro Forma
                    -----------  ------------  -----------  ---------  -----------  --------------    -----------    ---------
Net sales..........   $300,229      $103,850                $404,079     $298,252       $  6,482                     $304,734

Gross profit.......    112,679        27,497                 140,176      106,619          1,803                      108,422

Selling, general &
  administrative
  expenses.........     75,967        22,201   (4,004)(2)     96,144       85,329          2,613         (529)(2)      87,572
                                                1,980 (3)                                                 159 (3)
Operating income
  (loss)...........     36,712         5,296                  44,032       21,290          (810)                       20,850

Interest expense...      2,618           505    3,850 (4)      6,973        4,032             50          324 (4)       4,406

Income (loss) before
  income taxes.....     34,094         4,791                  37,059       17,258          (860)                       16,444

Provision for
  income taxes.....     13,127           178      963 (5)     14,268        6,646           (26)         (288)(5)       6,332

Net income (loss)..   $ 20,967      $  4,613                $ 22,791      $10,612       $  (834)                      $10,112
                      ========      ========                ========     ========       ========                     ========

Net income
  per share(6).....   $   0.76                              $   0.83     $   0.38                                    $   0.36
                      ========                              ========     ========                                    ========

Weighted average
  number of common
  shares and common
  share equivalents
  outstanding:.....     27,589                                27,589       28,191                                      28,191
                      ========                              ========     ========                                    ========

     (1) Represents January 1996 results of Dollars Bills. The Company acquired Dollars Bills on January 31, 1996 and accordingly the Company's income statement for the nine months ended September 30, 1996 includes the results of the acquired business beginning February 1, 1996.

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

NOTE 8. INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

     On July 23, 1996, the shareholders of the Company approved an increase in authorized shares of Common Stock from 50,000,000 to 100,000,000 shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $43.2 million, or 64.0%, to $110.6 million for the three months ended September 30, 1996, from $67.4 million for the three months ended September 30, 1995. Of this increase, (i) approximately 59.6%, or $25.7 million, was attributable to the acquisition of 136 Dollar Bill$ stores on January 31, 1996, (ii) approximately 34.1%, or $14.8 million, was attributable to stores opened in 1995 and 1996 which are not included in the Company's comparable store net sales calculation, and (iii) approximately 6.3%, or $2.7 million, was attributable to comparable store net sales growth, which represented a 4.3% increase over comparable store net sales in the corresponding quarter of the prior period. Dollar Bill$ stores are not included in the comparable store net sales calculation. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. The Company opened 26 new stores during the third quarter of 1996; the same number of stores (26) was opened during the third quarter of 1995.

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

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $15.8 million, or 60.7%, to $41.9 million in the third quarter of 1996 from $26.1 million in the third quarter of 1995. As a percentage of net sales, gross profit decreased to 37.9% from 38.7%, primarily due to increases in merchandise costs (including freight), inventory shrinkage and markdowns, offset by slight decreases in occupancy and distribution costs as a percentage of net sales. Higher inventory shrinkage resulted from physical inventories completed at approximately half of the 136 Dollar Bill$ stores, which experience greater shrinkage than seen in the Dollar Tree stores. Increased markdowns during the third quarter of 1996 compared to the third quarter of 1995 are due to a difference in timing of markdowns and continued merchandise clearance in the Dollar Bill$ stores. Year-to-date, inventory shrinkage and markdowns as a percentage of sales are consistent with last year.

     Selling, general and administrative expenses, which include operating expenses and depreciation and amortization, increased $11.3 million, or 58.4%, to $30.8 million in the third quarter of 1996 from $19.4 million in the third quarter of 1995, and decreased as a percentage of net sales to 27.8% from 28.8% during the same period. This decrease resulted primarily from hourly payroll costs savings due to controls instituted during the first quarter. In the fourth quarter, management expects, but there can be no assurances, that any payroll savings will be sufficient to offset the minimum wage increase which became effective October 1, 1996. During the third quarter of 1996, the Company's operating expenses increased by approximately $0.3 million due to costs and expenses incurred in connection with the Dollar Bills litigation and integration. Amortization of goodwill relating to the acquisition amounted to $0.5 million for the third quarter of 1996.

     Operating income increased $4.5 million, or 67.3%, to $11.1 million for the third quarter of 1996 from $6.7 million for the comparable period in 1995, and increased as a percentage of net sales to 10.1% from 9.9% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense increased $0.6 million in the third quarter of 1996 compared to the third quarter of 1995 to $1.4 million from $0.8 million during the same period. This increase is primarily a result of borrowings under the Company's development facility in connection with the Dollar Bills acquisition, and the amortization of deferred financing costs relating thereto.

THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $119.2 million, or 66.6%, to $298.3 million for the nine months ended September 30, 1996, from $179.0 million for the nine months ended September 30, 1995. Of this increase, (i) approximately 55.1%, or $65.7 million, was attributable to the acquisition of 136 Dollar Bill$ stores on January 31, 1996, (ii) approximately 37.4%, or $44.6 million, was attributable to stores opened in 1995 and 1996 which are not included in the Company's comparable store net sales calculation, and (iii) approximately 7.5%, or $8.9 million, was attributable to comparable store net sales growth, which represented a 5.4% increase over comparable store net sales in the corresponding quarter of the prior period. Dollar Bill$ stores are not included in the comparable store net sales calculation. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. The Company opened 79 new stores and closed three stores during the first nine months of 1996 compared to opening 71 new stores and closing two stores during the first nine months of 1995.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $41.8 million, or 64.4%, to $106.6 million in the first nine months of 1996 from $64.9 million in the first nine months of 1995. As a percentage of net sales, gross profit decreased to 35.7% from 36.2%, primarily due to increased sales of domestic and consumable products, which generally carry a lower merchandise margin, partially offset by a decrease in freight costs, as domestic freight is less costly than foreign freight, and slight decreases in occupancy and distribution costs as a percentage of net sales. Management expects that the Company's product mix will continue to contain a higher proportion of domestic products, due to the addition of Dollar Bill$ stores and the introduction of more domestic goods in existing stores.

     Selling, general and administrative expenses, which include operating expenses and depreciation and amortization, increased $32.9 million, or 62.6%, to $85.3 million in the first nine months of 1996 from $52.5 million in the first nine months of 1995, and decreased as a percentage of net sales to 28.6% from 29.3% during the same period. This decrease resulted primarily from hourly payroll costs savings, partially offset by transactional costs and expenses, including the amortization of goodwill, incurred with the purchase of Dollar Bills. During the first nine months of 1996, the Company's operating expenses, excluding amortization, increased by approximately $2.4 million due to costs and expenses incurred in connection with the Dollar Bills acquisition and litigation. Amortization of goodwill relating to the acquisition amounted to $1.3 million for the first nine months of 1996.

     Operating income increased $8.9 million, or 71.7%, to $21.3 million for the first nine months of 1996 from $12.4 million for the comparable period in 1995, and increased as a percentage of net sales to 7.1% from 6.9% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense increased $2.1 million in the first nine months of 1996 compared to the first nine months of 1995 to $4.0 million from $1.9 million during the same period. This increase is primarily a result of borrowings under the Company's development facility in connection with the Dollar Bills acquisition, and the amortization of deferred financing costs relating thereto.


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

During the first nine months of 1996 and 1995, net cash used in operations was $37.8 million and $22.6 million, respectively, primarily used to build inventory levels. During the first nine months of 1996 and 1995, net cash used in investing activities was $64.7 million and $9.0 million, respectively, the increase consisting primarily of payment for the acquisition of Dollar Bills in 1996 and payment for capital expenditures in both years. Net cash provided by financing activities was $84.1 million and $28.8 million during the first nine months of 1996 and 1995, the increase primarily attributable to borrowings incurred to fund the acquisition of Dollar Bills in January 1996 and to capital raised during a public offering completed in June, 1996.

On September 27, 1996, the Company replaced its existing working capital and development facilities with a new $135.0 million revolving credit facility. The Company's borrowings under its bank facilities were $76.5 million at September 30, 1996, and $28.6 million at September 30, 1995. There were no amounts outstanding at December 31, 1995. Under the Company's new bank facilities, an additional $58.5 million is available at September 30, 1996 (see note 3).


                           PART II . OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On August 30, 1996, the Company filed a motion to dismiss the lawsuit previously filed against the Company in the United States District Court for the Northern District of Illinois, Eastern Division by the former owners of Dollar Bill$ and a corporation they control; the lawsuit was previously reported in the Company's Forms 10-Q for the periods ended March 31 and June 30, 1996. The Company emphatically denies the Plaintiffs' claims and will continue to defend itself vigorously in this matter.

     This litigation is in its early stages and discovery is not yet completed; however, based on management's understanding of the facts as developed in discovery (which facts are contested by the Plaintiffs) and the advice of its litigation counsel for this matter in reliance on such facts, the Company believes that it is unlikely that the Plaintiffs will ultimately prevail on the merits of this litigation. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial condition. Nevertheless, particularly in light of the contested factual circumstances, there can be no assurances regarding the ultimate outcome of this litigation or that this litigation will not have a material adverse effect on the Company's results of operations or financial condition. In any event, the litigation has diverted, and is expected to continue to divert, the efforts and attention of the Company's management.

     As reported in the 10-Q for the second quarter of 1996, the Company terminated its relationship with a Hong Kong trading company that had obtained payment on a number of letters of credit issued on the Company's behalf by falsely claiming that conforming goods had been shipped, when in fact the trading company had either shipped non-conforming goods or empty containers. All undrawn irrevocable letters of credit issued to that trading company have now reached their expiry date. Although there can be no assurances in this regard, the Company believes it is unlikely that its losses in connection with this matter will exceed its previously established reserves.

     Additionally, the Company is a party to ordinary routine litigation and proceedings incidental to its business, including certain matters which may occasionally be asserted by the U.S. Consumer Product Safety Commission, none of which is individually or in the aggregate material to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   10.1 Amended and Restated Revolving Credit Agreement (the "Credit Agreement") among the Company, Dollar Tree Distribution, Inc., Dollar Tree Management, Inc., and The First National Bank of Boston, NationsBank, N.A., Signet Bank, Crestar Bank, First Union National Bank of Virginia, Amsouth Bank of Alabama, and Union Bank of California, N.A. (collectively, the "Banks").

   10.2   Schedule 1 to Credit Agreement.

   10.3 Form of Revolving Credit Note between Dollar Tree Distribution, Inc. as maker and the Banks.

   10.4 Amendment and Ratification of Security Agreement by and between the Company and The First National Bank of Boston as agent for the Banks.

   10.5 Amendment and Ratification of Security Agreement by and between Dollar Tree Distribution, Inc. and The First National Bank of Boston as agent for the Banks.

   10.6 Amendment and Ratification of Security Agreement by and between Dollar Tree Management and The First National Bank of Boston as agent for the Banks.

   10.7   Unlimited Guaranty by the Company.

   10.8   Unlimited Guaranty by Dollar Tree Management, Inc.

   10.9 Amendment and Ratification of Negative Pledge Agreement by and between the Company and The First National Bank of Boston as agent for the Banks.

   10.10 Amendment and Ratification of Negative Pledge Agreement by and between certain shareholders of the Company and The First National Bank of Boston as agent for the Banks.

(b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the quarter.




                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         November 11, 1996

                            DOLLAR TREE STORES, INC.




                            By: /s/ H. Ray Compton
                               -----------------------
                                  H. Ray Compton
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (principal financial and accounting officer)