Form 10-K
period 1996-12-31
DOLLAR TREE STORES INC
filed 1997-03-28
CIK 935703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                           COMMISSION FILE NO.0-25464

                            DOLLAR TREE STORES, INC.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     VIRGINIA                      54-1387365
                     --------                      -----------
         (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                     2555 ELLSMERE AVENUE, NORFOLK, VA 23513
                     ---------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (757) 857-4600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
    --------------------------------------------------------------------------
     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

          NONE                                         NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           -----------------------------------------------------------
                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to statements the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 14, 1997 was $418,883,969 based on a $36 3/8 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock on March 14, 1997 was 25,952,206 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for in Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 4, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after January 1, 1997.

                            DOLLAR TREE STORES, INC.
                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.   BUSINESS...........................................................  3

Item 2.   PROPERTIES......................................................... 11

Item 3.   LEGAL PROCEEDINGS.................................................. 12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 14

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................. 14

Item 6.   SELECTED FINANCIAL DATA............................................ 14

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................. 17

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 24

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 43

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT....................  43

Item 11.  EXECUTIVE COMPENSATION............................................  43

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................................  43

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  43

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K.....................................................  43

          SIGNATURES........................................................  45

FORWARD LOOKING STATEMENTS. The Company has made in this Report, and from time to time may otherwise make, forward looking statements regarding the Company's operations, economic performance, and financial condition. These statements are recognizable by the incorporation of words such as "believe," "anticipate" and "expect." Such forward looking statements are subject to various risks and uncertainties, as discussed throughout this Report, and as summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operation--Forward Looking Statements"

                                     PART I

ITEM 1.  BUSINESS

GENERAL: Dollar Tree Stores, Inc. ("Dollar Tree" or the "Company") is the leading operator of discount variety stores offering merchandise at the $1.00 price point. As of December 31, 1996, the Company operated 737 stores in both strip centers and malls in 26 states in the Southeastern, Midwestern, Mid-Atlantic, Southcentral and Northeastern United States. The Company's stores, which are designed to be the modern day equivalent of the traditional variety store, offer a wide assortment of quality everyday general merchandise in many traditional variety store categories, including housewares, seasonal goods, food, toys, health and beauty aids, party goods, stationery, hardware, gifts, books, and other consumer items. Virtually all items are sold for $1.00 or less, with the exception of a small number of value items sold in a few select stores.

     The Company was incorporated under the laws of Virginia in 1986 as Only One Dollar, Inc. and changed its name to Dollar Tree Stores, Inc. in 1993. In 1991, the executive officers of the Company effected a number of strategic changes, including (i) shifting the Company's merchandising focus away from closeout merchandise towards its current emphasis on providing selection and value in traditional variety store categories, (ii) focusing its expansion strategy on strip center locations, (iii) accelerating the Company's expansion program and
(iv) improving the depth of the management team and breadth of operational controls. The Company began trading on the NASDAQ Stock Market under the symbol DLTR in March 1995. In January 1996, the Company acquired all of the outstanding common stock of Dollar Bills, Inc., which operated 136 discount variety stores similar to Dollar Tree under the name of "Dollar Bill$", as well as a distribution center and wholesale division in the Chicago, Illinois, area.

     The Company's strategy is to continue to expand the existing store base by concentrating on strip-center locations anchored by strong mass merchandisers such as WalMart, Kmart and Target, and selected mall-based locations. In addition, the Company will remain focused on the following key business initiatives: (i) offering value to the customer at the $1.00 price point; (ii) consistently changing the merchandise mix to offer new and exciting products;
(iii) emphasizing performance at the individual store level; (iv) continually refining inventory and cost-control measures; (v) retaining a disciplined, cost-sensitive approach to site selection for new stores; and (vi) capitalizing on Company management's retail experience.

THE DOLLAR BILLS ACQUISITION: The Company acquired all of the stock of Dollar Bills, Inc. for approximately $52.6 million in cash and $2.0 million in inventory in January 1996. This acquisition broadened the Company's base in terms of geographic coverage, merchandise categories and market share while taking advantage of Dollar Tree's existing infrastructure. The Company plans to continue operating the acquired stores under the "Dollar Bill$" name. Most Dollar Bills stores are located in different retail markets from existing Dollar Tree stores, resulting in little competition for sales. The acquisition also added a modern 250,000 square foot distribution center and a wholesale division in the Chicago area, both of which the Company continues to operate.

     Although the two chains are in the same core business of offering discount merchandise primarily for $1.00, a number of operational differences do exist. Dollar Bills stores (i) are typically larger and, accordingly, have higher average sales per store, (ii) are more concentrated in urban areas than Dollar Tree stores, (iii) carry a higher proportion of consumable merchandise, such as food, health and beauty aids, and everyday household supplies, which typically have lower merchandise margins and, therefore, carry a lower proportion of leisure items, such as toys and gifts, which typically have higher merchandise margins, (iv) carry less inventory per square foot because of different store fixtures and (v) offer a limited number of multi-price point items, which the Company now offers only at certain Dollar Bills locations and at prices not exceeding $5.00. During 1996, the Company introduced into the Dollar Bills stores more merchandise with higher merchandise margins, replaced certain store fixtures to accommodate new merchandise and improve merchandise display, and implemented Dollar Tree's operational procedures in the Dollar Bills stores. The Company continues to evaluate these operational differences.


CURRENT DEVELOPMENTS: In January, 1997, Dollar Tree completed the purchase of approximately 50 acres of land in Chesapeake, Virginia, approximately 10 miles from its current Norfolk location, for the purpose of building a new Store Support Center, made up of a headquarters building and a distribution center. In addition to a 76,000 square foot headquarters, the facility will include a distribution center of roughly 400,000 square feet. Management believes that upon completion of this facility, the Company's capacity to service stores will increase to approximately 1,600 units, up from its current capacity of approximately 1,000 units. The new warehouse and distribution center will replace the existing Norfolk facility and will contain advance materials handling technologies, including a new automated conveyor and sortation system. The Store Support Center project is expected to require an investment of approximately $29 million. The Company believes that the facility will be operational in early 1998, when it is needed to support continued growth. See also "Business--Warehousing and Distribution," "Management's Discussion and Analysis--Subsequent Event," "Management's Discussion and Analysis--Forward Looking Statements," and Note 11 of the Notes to Consolidated Financial Statements.

BUSINESS STRATEGY: The Company's goal is to continue its leadership position in the $1.00 price point segment of the discount retail industry. Factors contributing to the success of the Company's operations include:

     VALUE OFFERING. Dollar Tree's management strives to exceed its customers' expectations of the range and quality of products that can be purchased for $1.00. Management believes that many of the items Dollar Tree sells for $1.00 are typically sold for higher prices elsewhere. The Company is able to offer such value in part by purchasing a substantial portion of its products directly from foreign manufacturers, allowing the Company to pass on savings to the customer. In addition, direct relationships with both domestic and foreign manufacturers permit broad product selection, customized packaging and frequently the ability to obtain larger sizes and higher package quantities.

     CHANGING MERCHANDISE MIX. The Company supplements its wide assortment of quality everyday core merchandise with a changing mix of new and exciting products, including seasonal goods, such as summer toys, back-to-school products and Christmas wrapping paper and, to a limited extent, selected closeout merchandise. Closeouts comprise no more than 20% of merchandise purchased at cost. The Company also takes advantage of the availability of lower priced, private label goods, which are comparable to national name brands.

     STRONG AND CONSISTENT STORE LEVEL ECONOMICS. The Company believes that its attractive store level economics and the flexibility of its real estate strategy provide it with a wide range of real estate opportunities and will facilitate its continued expansion. The Company's stores have historically been profitable within the first full year of operations, with an average store level operating income of approximately $162,000 (approximately 23% of net sales) for stores whose first full year of operations was 1996. In addition, the operating performance of the Company's stores has been very consistent, with over 90% of the Company's stores opened for the entire year having store level operating income margins in excess of 15% for calendar year 1996, and over 85% of the Company's Dollar Bills stores having store level operating income margins in excess of 15% for the eleven months ended December 31, 1996. Operating income margins at certain Dollar Bills stores were comparatively lower due to a higher proportion of consumable goods being offered at such stores.

     COST CONTROL. Given the Company's pricing structure, Dollar Tree believes that maintaining sufficient gross margins and tight control over store expenses, corporate expenses and inventory costs are critical to its success. Dollar Tree closely manages both retail inventory shrinkage and retail markdowns of inventory, limiting each to an average of less than 2.5% of annual net sales over the last five years. In the past five years, Dollar Tree has maintained gross profit margins in the 36% to 37% range and increased its operating income margin from 8.6% to 12.2%. In 1996, as a result of the Dollar Bills acquisition, gross profit margin was slightly impacted by a shift in merchandise mix toward higher levels of domestic, consumable merchandise (for instance, food and health and beauty aids), which generally carry a higher merchandise cost. Management feels that adjustments to its merchandise mix are complete.

     EXPERIENCED RETAIL MANAGEMENT TEAM. The Company's three executive officers,
J. Douglas Perry, Macon F. Brock, Jr., and H. Ray Compton, each have between 18 and 28 years of experience in the retail industry and have worked together for the past 18 years. Additionally, the Company's seven Vice Presidents each have significant experience in their respective areas of operational expertise.

     As part of the recapitalization of the Company in 1993, Messrs. Perry, Brock and Compton were required to enter into employment and non-competition agreements which have now expired. Messrs. Perry, Brock, and Compton intend to continue with the Company as executive officers, but are not actively negotiating new employment and non-competition agreements.

STORES: Dollar Tree has opened over 70 stores in each of the past five years. During 1996, the Company opened 104 new stores and closed 3 stores, ending the year with 737 stores in 26 states. The addition of the 136 Dollar Bills stores expanded Dollar Tree's operations into three new states in 1996, Iowa, Minnesota, and Wisconsin. Dollar Tree stores have been successful in major metropolitan areas, mid-sized cities and small towns with populations under 25,000, and management believes that Dollar Tree stores can perform well in a variety of locations.

     The Company maintains a disciplined, cost sensitive approach to site selection, favoring strip centers and selected enclosed malls. In the last five years, Dollar Tree has opened primarily strip center based stores, which have historically required lower initial capital investment and generated higher operating margins than mall stores. The Company favors opening new stores in strip center locations anchored by strong mass merchandisers such as Wal-Mart, Kmart and Target, whose target customers management believes are similar to those of Dollar Tree. The Company has also begun to open more stores in neighborhood centers anchored by large groceries. Currently, management anticipates expanding by approximately 145 to 150 stores in 1997, and 175 to 180 stores in 1998. The Company's expansion plans include increasing its presence in its existing markets to take advantage of market opportunities and efficiencies in distribution and field management, and selectively entering new markets. Management believes that its stores have a relatively small shopping radius, which permits the concentration of multiple stores in a single market. The Company's ability to open new stores is contingent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

     The typical Dollar Tree store has approximately 3,200 square feet, of which approximately 85% to 90% represents selling space. Dollar Bills stores average 4,000 to 4,500 square feet. The prototype for future Dollar Tree stores is between 3,500 and 4,000 square feet. Of this increased square footage, a portion may be earmarked for larger aisles to allow for ease of shopping and the use of shopping carts, which may tend to reduce the average sales per square foot. However, management believes that it will encourage shoppers to increase their average purchase.

     Merchandise is displayed in densely stocked bins and shelves and organized by category according to a standard store layout plan used throughout the chain. The wide variety, value and freshness of merchandise at the $1.00 price point and lively appearance of the store create excitement for customers that management believes results in high store traffic, high sales volume and an environment which encourages "impulse" purchases. In addition, the size of the store, standard layout, merchandising by category, pricing structure and convenient locations combine for a time-efficient shopping experience for the customer.

     Centralized check-out at the front of the store and the even-dollar pricing policy ensure that customers are not kept waiting. The Company does not have and does not currently anticipate adding a point-of-sale system, and credit cards are not accepted.

MERCHANDISE: Dollar Tree's primary goal in merchandising is to offer a wide assortment of products in traditional variety store categories which exceed customer expectations of the value available for $1.00. The Company seeks to accomplish this goal by: (i) offering a balanced mix of everyday core products and changing products in traditional variety store categories, (ii) maintaining a disciplined, global purchasing program and (iii) emphasizing the effective presentation of merchandise in the stores.

     Merchandise in the Dollar Bills stores is predominantly comprised of the same categories as the Dollar Tree stores, although of a different mix, most notably with a stronger emphasis on food and health and beauty aids. During 1996, the merchandise mix at the Dollar Bills stores was adjusted to more closely reflect the broad variety traditionally offered by Dollar Tree. In turn, the merchandise mix at the Dollar Tree stores was supplemented with increased domestic consumable products of the type normally carried at the Dollar Bills stores.

     PURCHASING. Management believes that its disciplined purchasing program, its relationships with its suppliers and the exclusive focus of its buying power at the $1.00 price point contribute to its successful purchasing strategy. Dollar Tree believes that offering perceived as well as real value to its customers while maintaining target merchandise margins in its purchasing program is critical to its success.

     The Company purchases merchandise from 600 to 700 vendors annually, buying both directly from vendors and indirectly from trading companies and brokers. No vendor accounted for 10% or more of total merchandise purchased in any of the last five calendar years. New vendors are used frequently to offer competitive, yet varied, product selection and to maintain high levels of value.

     The Company deals with its suppliers principally on an order-by-order basis and has no long-term purchase contracts or other contractual assurance of continued supply or pricing. While there can be no assurance of a continuing and increasing supply of quality merchandise suitable to be priced by the Company at $1.00, management believes that such merchandise will be available in sufficient quantities to meet the Company's plans for future growth.

     IMPORTS. In 1995 and 1996, the Company purchased approximately 34% and 32%, respectively of its merchandise based on cost, and approximately 37% and 35%, respectively, of its merchandise based on retail, directly from vendors located abroad. The Company expects direct imports to continue to account for 35% to 40% of its purchases at retail and believes that a substantial portion of its domestic purchases are manufactured abroad. In addition, a substantial portion of the Company's purchases are manufactured in China. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas, loss of "most favored nation" ("MFN") trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, foreign government regulations, political unrest and trade restrictions, including U.S. retaliation against unfair foreign practices, which could have a material adverse effect on the Company's business and results of operations.

     China is the source for a majority of the Company's direct imports and, the Company believes, is also the largest source of its indirect imports. The MFN status of China is reviewed annually by the United States government and, accordingly, extension of such status is subject to political uncertainties. In view of the frictions experienced in the past several years between the governments of the United States and China, it is possible that there may be significant future opposition to the extension of MFN status for China. Loss of China's MFN status could impose significantly higher purchasing costs on the Company, including increased tariffs on goods. The Company believes that it could find alternative sources of supply in such an event and continues to broaden its base of overseas vendors with the intention of lessening its dependence on vendors in any one country. However, an interruption or delay in supply from China or the Company's other foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on the Company's business and results of operations unless and until such alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality and/or more expensive than those currently purchased by the Company.

WAREHOUSING AND DISTRIBUTION. Warehousing and distribution are managed centrally by the Company from its corporate headquarters, which is located in the same building as its Norfolk distribution center. The Company plans to replace the Norfolk facility with a new Store Support Center, including a headquarters and a distribution center, to be built in Chesapeake, Virginia in 1997. The new warehouse and distribution center will contain advanced materials handling technologies, including a new automated conveyor and sortation system, radio-frequency inventory tracking equipment, improved racking, and specialized information systems designed to improve inventory movement and controls. This facility is expected to be operational in early 1998. See also "Business-- Subsequent Event" for additional references.

     Substantially all of the Company's inventory is shipped directly from suppliers to the Company's distribution centers. Dollar Tree's substantial distribution center capacity allows the Company to receive manufacturers' early shipment discounts and buy large quantities of goods at favorable prices. Since the distribution centers maintain back-up inventory and provide weekly delivery to each store, in-store inventory requirements are reduced and the Company is able to operate with smaller stores than would otherwise be required. Since many stores are limited in size, off-hours stocking, as well as off-site storage space, is utilized to support the store's inventory turnover, particularly during the busy fourth quarter.

     Stores receive weekly shipments of merchandise from distribution centers based on their anticipated inventory requirements for each week and communication via telephone or electronic mail between store managers and the distribution group. The Company has the ability to make two weekly deliveries to high volume stores during the busy Christmas season. The majority of the Company's inventory is delivered to the stores by contract carriers, supplemented by the Company's distribution fleet, consisting of approximately 18 leased tractors and 61 owned or leased trailers.

     The Company's success depends in large part on the orderly operation of its receiving and distribution process, which depends, in turn, on adherence to shipping schedules (especially those from the Far East) and effective management of the distribution centers. Although management believes that its receiving and distribution process is efficient and well positioned to support the Company's expansion plans, there can be no assurance that the Company has anticipated, or will anticipate all of the changing demands which its expanding operations will impose on its receiving and distribution system or that events beyond the control of the Company will not result in delays in the delivery of merchandise to the stores.

TRADEMARKS. The Company is the owner of Federal service mark registrations for "Dollar Tree", the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price...One Dollar," each of which expires in 2003 or later. A small number of the Company's stores operate under the name "Only $1.00," for which the Company has not obtained a service mark registration; if it were required to change the name of these stores, the Company does not believe that this would have a material adverse effect on its business. Additionally, with the acquisition of Dollar Bills in January, 1996, the Company became the owner of various Federal service mark registrations, including a concurrent use registration for "Dollar Bill$" and the related logo. The Company also occasionally uses various names under which it markets certain products. Management believes that these "brand names" are not significant to the Company's operations.

SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales, operating income and net income. See "Management's Discussion and Analysis--Seasonal and Quarterly Fluctuations."

COMPETITION. The retail industry is highly competitive. The Company's competitors include mass merchandisers (such as Wal-Mart), discount stores (such as Dollar General), variety stores (such as Woolworth), closeout stores (such as Odd Lot and Big Lot) and other $1.00 price point stores. Certain of the Company's competitors are units of national or regional chains that may have substantially greater financial resources than the Company. Several of the largest operators of discount stores at the $1.00 price point (or their parent companies) have recently filed for or emerged from bankruptcy protection in U.S. bankruptcy court and have closed a number of their stores, while others have abandoned the $1.00 price point concept and/or reconfigured their stores. The Company may face competition in the future which could have an adverse effect on its financial results. Management believes that the Company remains competitive by offering a wide variety of quality, value-priced merchandise in attractive and convenient locations.

EMPLOYEES. As of December 31, 1996, Dollar Tree had approximately 11,000 employees. The Company employs approximately 7,600 employees based on a rolling twelve month average; approximately 1,900 of these are full-time and 5,700 part-time. The number of part-time employees fluctuates depending on seasonal needs. None of the Company's employees are currently represented by a labor union. On March 20, 1996, the employees of the Company's Norfolk distribution center voted against union representation in an election supervised by the National Labor Relations Board. There can be no assurance that any of the Company's employees will not in the future elect to be represented by a union. The Company considers its relationship with employees to be good and has not experienced significant interruptions of operations due to labor disagreements.

ITEM 2.  PROPERTIES

     As of December 31, 1996, Dollar Tree operated 737 stores in 26 states, 535 of which were located in strip centers and 202 of which were located in malls. A summary of Dollar Tree's historical unit growth by state over the past three years is presented below, as well as the number of Dollar Bills stores acquired by state, all of which remain open at year-end (number represents stores open as of the date indicated):

                                          December 31,       Dollar Bills Stores
                                  1994     1995      1996     January 31, 1996
                                  ----     ----      ----    -------------------
SOUTHEAST:
  Florida........................   62       66        85                5
  North Carolina.................   39       48        52                0
  Georgia........................   29       40        50                4
  Tennessee......................   23       31        37                1
  Alabama........................   23       26        33                3
  South Carolina.................   18       23        27                0
  Mississippi....................    9       12        15                0
MIDWEST:
  Michigan.......................   26       25        49               22
  Illinois.......................    0        1        47               42
  Ohio...........................   34       35        46                5
  Indiana........................    8       10        27               14
  Kentucky.......................   11       14        15                1
  Missouri.......................    0        3        13                6
  Wisconsin......................    0        0         7                7
  Minnesota......................    0        0         3                3
  Iowa...........................    0        0         1                1
 MID-ATLANTIC:
  Virginia.......................   54       60        72                2
  Pennsylvania...................   30       35        45                3
  Maryland.......................   17       20        39               17
  West Virginia..................    7        8         9                0
  Delaware.......................    2        2         2                0
SOUTHCENTRAL:
  Texas..........................    0        9        16                0
  Louisiana......................    5        9        12                0
  Arkansas.......................    5        6         9                0
NORTHEAST:
  New York.......................    5       10        16                0
  New Jersey.....................    2        7        10                0
                                  ----     ----      ----             ----
Total............................  409      500       737              136
                                  ====     ====      ====             ====


     Of the 737 Dollar Tree and Dollar Bills stores open at December 31, 1996, the majority are located in the Southeastern and Midwestern regions of the United States. The acquisition of Dollar Bills increased the Company's presence primarily in Illinois, Indiana, Maryland, and Michigan. Additionally, the Company operates three distribution centers, one each in Norfolk, Virginia, in the Memphis, Tennessee, area, and in the Chicago, Illinois, area.

     The Company currently leases all of its existing store locations and expects that its policy of leasing rather than owning stores will continue as it expands. The Company's store leases typically provide for a short initial lease term with options on the part of the Company to extend. Management believes that this lease strategy enhances the Company's flexibility to pursue various expansion and relocation opportunities resulting from changing market conditions. The Company's ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases, obtaining necessary financing and recruiting and training additional qualified management personnel.

     As current leases expire, the Company believes that it will be able either to obtain lease renewals if desired for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, the Company has not experienced difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. A substantial majority of the Company's store leases contain certain provisions related to changes in control of the Company. These provisions may be applicable in a small number of leases as a result of the public offerings of the Company's common stock. Based primarily on the Company's belief that it maintains good relations with its landlords, that most of its leases are at market rents, and that it has historically been able to secure leases for suitable locations, management believes that these provisions will not have a material adverse effect on the business or financial position of the Company.

     The Norfolk distribution center consists of 186,000 square feet, while the Memphis distribution center, opened in 1994, encompasses 244,000 square feet. Including the 250,000 square foot Illinois facility, the Company's distribution centers have the capacity to service an estimated 1,000 stores. The Company plans to replace its Norfolk facility with an expanded Store Support Center located in Chesapeake, Virginia. This facility will be owned by the Company, rather than leased. See also "Business--Current Developments" for additional references.

     The Company currently leases its Norfolk distribution center complex. The Norfolk facility is currently listed with a commercial real estate agent for sub-lease. The lease expires in June 2004, and the Company will be responsible for rent payments through this date if it is unable to find a suitable sub-lessee. The distribution center in Memphis is also leased; this lease expires in September, 2004, with four additional five year terms available. Additionally, the Company assumed the lease on the Dollar Bills distribution center, located outside of Chicago; this lease expires in June, 2005, with certain options to renew.

ITEM 3. LEGAL PROCEEDINGS

     On January 31, 1996, the Company bought all of the capital stock of Dollar Bills, pursuant to a stock purchase agreement. In March and April, 1996, Michael and Pamela Alper (the "Alpers"), former shareholders of Dollar Bills, together with a corporation they control, filed lawsuits, in the state and federal courts in Illinois, against the Company and one of its employees relating to the Dollar Bills transaction. The lawsuits sought to recover compensatory damages of not less than $10 million (which could be tripled under the federal antitrust law claim described below), punitive damages, attorney's fees, costs and injunctive and other relief.

     In the lawsuits, the plaintiffs claimed that the Company defrauded the Alpers into selling the wholesale operations which were owned by Dollar Bills; improperly obtained and misused confidential and proprietary information; breached the provisions of a confidentiality agreement and stock purchase agreement relating to the acquisition; intentionally or negligently mis-represented its intentions with respect to the wholesale operations; conspired to violate antitrust law by excluding the plaintiffs as competitors in the wholesale business; and violated Section 10(b) of the Securities Exchange
Act of 1934 and Rule 10b-5 promulgated thereunder. The Company emphatically denied the plaintiff's claims and vigorously defended itself in this matter.

     The Company filed motions to dismiss the litigation in both the Circuit Court of Cook County, Illinois (the "State Court") and in the U.S. District Court for the Northern District of Illinois ("Federal Court"). On June 28, 1996, the State Court denied the Company's motion to dismiss. Plaintiffs subsequently dismissed their suit in State Court voluntarily. The Company then appealed the State Court's denial of its motion to dismiss, and the appeal is currently pending.

     On November 26, 1996, the Federal Court dismissed all counts of the plaintiff's lawsuit against the Company and the co-defendant, and plaintiffs did not appeal. Plaintiffs are now precluded from refiling their federal securities and federal antitrust claims against the Company in the future. The Federal Court ruling does not, however, specifically preclude plaintiffs from refiling their state law claims in State Court in the future.

     Based on management's understanding of the facts (which facts are contested by the plaintiffs), the current procedural posture of the dispute and the advice of its lead litigation counsel for this matter in reliance on such facts, the Company believes it is unlikely that the plaintiffs will ultimately prevail on the merits of this dispute. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial condition. Nevertheless, particularly in light of the contested factual assertions, there can be no assurances regarding the ultimate outcome of any future litigation or that any such litigation will not have a material adverse effect on the Company's results of operations or financial condition.

     Additionally, the Company is a party to ordinary routine litigation and proceedings incidental to its business, including certain matters which may occasionally be asserted by the Consumer Product Safety Commission, none of which is individually or in the aggregate material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1996 calendar year.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol DLTR. Trading of the Company's stock commenced on March 7, 1995. The following table sets forth, for the periods indicated, the high and low sales prices of shares of the Common Stock as reported by NASDAQ, restated to reflect a 3-for-2 stock split completed in April, 1996.

                                                                    High        Low
                                                                    ----        ---
  Calendar 1995:
      First Quarter (March 7 to March 31).......................$   14          10 43/64
      Second Quarter (April 1 to June 30).......................    17 59/64    13 1/2
      Third Quarter (July 1 to September 30)....................    24 11/64    17 27/64
      Fourth Quarter (October 1 to December 31).................    22 53/64    14 43/64
  Calendar 1996:
      First Quarter (January 1 to March 31).....................$   30 53/64    16 21/64
      Second Quarter............................................    45          29
      Third Quarter.............................................    42          23
      Fourth Quarter............................................    43          30 1/4

     On March 14, 1997, the last reported sale price for the Company's Common Stock as quoted by NASDAQ was $36 3/8 per share. As of March 14, 1997, the Company had approximately 4,200 beneficial shareholders.

     The Company anticipates that all of its income in the foreseeable future will be retained for the development and expansion of its business and the repayment of indebtedness, and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company's credit agreement contains financial covenants which may have the effect of restricting the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth for the periods indicated selected financial data for the Company. The selected income statement and balance sheet items which follow have been derived from the Company's consolidated financial statements that have been audited by KPMG Peat Marwick LLP, independent accountants. This information should be read in conjunction with the Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

                                                                                        Calendar Year Ended
                                                                                            December 31,
                                                                        ---------------------------------------------------
                                                                        1992        1993        1994        1995       1996
                                                                        ----        ----        ----        ----       ----
                                                                            (Dollars in thousands, except per share data
                                                                                    and sales per square foot data)
INCOME STATEMENT DATA:
Net sales.........................................................   $120,542    $167,753    $231,601     $300,229    $493,037
Cost of sales.....................................................     76,434     106,318     145,481      187,552     310,900
                                                                     --------    --------    --------     --------    --------
  Gross profit....................................................     44,108      61,435      86,120      112,677     182,137
                                                                     --------    --------    --------     --------    --------
Selling, general and administrative expenses:
  Operating expenses..............................................     29,546      39,559      54,993       70,504     111,401
  Depreciation and amortization...................................      2,075       3,054       4,186        5,468      10,527
  Recapitalization expenses(1)....................................        ---       4,387         ---          ---         ---
                                                                     --------    --------    --------     --------    --------
    Total.........................................................     31,621      47,000      59,179       75,972     121,928
                                                                     --------    --------    --------     --------    --------
Operating income..................................................     12,487      14,435      26,941       36,705      60,209
Interest expense..................................................      1,138       1,837       4,028        2,617       5,193
                                                                     --------    --------    --------     --------    --------
Income before income taxes and extraordinary loss.................     11,349      12,598      22,913       34,088      55,016
Provision for income taxes........................................        503       3,152       9,546       13,125      21,181
                                                                     --------    --------    --------     --------    --------
Income before extraordinary loss..................................     10,846       9,446      13,367       20,963      33,835
Extraordinary loss, net of income tax(2)..........................        ---         ---       1,253          ---         ---
                                                                     --------    --------    --------     --------    --------
Net income........................................................   $ 10,846    $  9,446    $ 12,114     $ 20,963    $ 33,835
                                                                     ========    ========    ========     ========    ========

Income Per Share Data(3):
Income before extraordinary loss per share........................                          $    0.49     $   0.76    $   1.19
Extraordinary loss per share......................................                               0.05          ---         ---
                                                                                            ---------     --------    --------
Net income per share..............................................                          $    0.44     $   0.76    $   1.19
                                                                                            =========     ========    ========

Pro Forma Data:
Net income........................................................   $ 10,846    $  9,446
Pro forma adjustment for C corporation income taxes(4)............      3,992       1,838
                                                                     --------    --------
Pro forma net income..............................................   $  6,854    $  7,608
                                                                     ========    ========
Pro forma net income per share(5).................................   $   0.25    $   0.28
                                                                     ========    ========

Weighted average number of common shares and common share
  equivalents outstanding, in thousands(3 and 5)..................     27,262      27,262      27,262       27,589      28,327
                                                                     ========    ========    ========     ========    ========

SELECTED OPERATING DATA:
Number of stores open at end of period(6):
  Mall............................................................        145         145         154          173         202
  Strip center....................................................        111         183         255          327         535
                                                                     --------    --------    --------     --------    --------
    Total.........................................................        256         328         409          500         737
                                                                     ========    ========    ========     ========    ========

Net sales growth..................................................       72.7%       39.2%       38.1%        29.6%       64.2%
Comparable store net sales increase(7)............................       24.1%        6.9%        9.1%         7.3%        6.2%
Average net sales per store(8)....................................   $    520    $    555    $    606     $    649    $    691
Average net sales per square foot(8):
  Mall............................................................   $    214    $    224    $    241     $    246    $    249
  Strip Center....................................................   $    201    $    188    $    197     $    209    $    220
  All Stores......................................................   $    210    $    206    $    214     $    221    $    229

                                                                                            December 31,
                                                                        ---------------------------------------------------
                                                                        1992        1993        1994        1995       1996
                                                                        ----        ----        ----        ----       ----
BALANCE SHEET DATA:
Working capital...................................................   $ 10,457    $  7,742    $ 14,334     $ 29,133    $ 23,488
Total assets......................................................     32,077      42,188      60,688       91,621     171,099
Total debt........................................................      3,316      17,768      14,205       14,518       4,353
Shareholders' equity..............................................     17,499       3,660      17,274       39,087     101,590

(1) Represents recapitalization expenses of $4.4 million incurred in connection with a recapitalization undertaken in 1993, comprised of $3.6 million of management incentive expenses and $0.8 million of transaction expenses.

(2) Represents redemption premiums of approximately $1.3 million plus write off of original issue discount and deferred financing costs of $0.9 million (net of income tax benefit of approximately $0.9 million) on the early retirement of the Company's 12% Subordinated Notes. See Note 5 of Notes to Consolidated Financial Statements.

(3) Income per share data have been computed by dividing its components by the weighted average number of common shares and common share equivalents outstanding. All warrants and options outstanding at December 31, 1994 have been considered outstanding for the entire year ended December 31, 1994 and are included in the calculation of the weighted average number of common shares and common share equivalents outstanding for net income per share computations in accordance with the rules of the Securities and Exchange Commission. For the year ended December 31, 1995 and 1996, common share equivalents include the weighted average number of shares subject to stock options and warrants outstanding at December 31 of the respective period, after applying the treasury stock method. All share and per share data have been retroactively adjusted to reflect a stock dividend, having the effect of a three-for-two stock split, which was completed in April, 1996.

(4) Prior to September 30, 1993, the Company was treated as a subchapter S corporation for Federal and certain state income tax purposes. As such, income of the Company for that period was taxable to the individual shareholders rather than to the Company. Accordingly, the provision for income taxes for the year ended December 31, 1992 and the nine months ended September 29, 1993, represents corporate level state income taxes on income earned in those states that do not recognize subchapter S corporation status. On September 30, 1993, the Company converted to a subchapter C corporation. Accordingly, income since September 30, 1993 was taxable to the Company. Pro forma net income reflects a provision for income taxes as if the Company were a subchapter C corporation for all years presented at an assumed effective tax rate of approximately 40%.

(5) Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include all outstanding stock options and warrants after applying the treasury stock method. All currently outstanding warrants and options have been considered outstanding for the years ended December 31, 1992 and 1993, and are included in the calculation of the weighted average number of common shares and common share equivalents outstanding for pro forma income per share computations in accordance with the rules of the Securities and Exchange Commission.

(6) Includes 136 Dollar Bills stores, none which were closed in 1996 and which contributed $104.7 million in net sales for the eleven month period ended December 31, 1996. The Company closed three Dollar Tree stores in 1992, two stores in 1993, one store in 1994, three stores in 1995, and three stores in 1996.

(7) Comparable store net sales increase compares net sales for stores open at the beginning of the first of the two periods compared. Dollar Bills stores are not included in the comparable store base.

(8) Average net sales per store are for stores open the entire period presented. Average net sales per square foot are for stores open the entire period presented, not including stores expanded in 1996. In 1996, 28 stores were expanded due to remodeling and/or relocation, increasing total square footage by approximately 29,900 square feet. Dollar Bills stores were included in the Company's 1996 financial statements for eleven months of the period and are therefore not included in these calculations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The acquisition of Dollar Bills has been accounted for by the purchase method. Results of operations for 1996 discussed below include amounts relating to Dollar Bills operations beginning February 1, 1996. For pro forma financial statements related to the acquisition, see Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected income statement data as a percentage of net sales:

                                                                       Year Ended December 31,
                                                                1994              1995             1996
                                                                ----              ----             ----
Net Sales ..................................................    100.0%            100.0%           100.0%
Cost of sales...............................................     62.8              62.5             63.1
                                                                -----             -----            -----
         Gross Profit.......................................     37.2              37.5             36.9
Selling, general and administrative expenses:
         Operating expenses.................................     23.8              23.5             22.6
         Depreciation and amortization......................      1.8               1.8              2.1
                                                                -----             -----            -----
         Total..............................................     25.6              25.3             24.7
                                                                -----             -----            -----
Operating income............................................     11.6              12.2             12.2
Interest expense............................................      1.7               0.9              1.1
                                                                -----             -----            -----
Income before income taxes and
         extraordinary loss.................................      9.9              11.3             11.1
Provision for income taxes..................................      4.1               4.4              4.3
                                                                -----             -----            -----
Income before extraordinary loss............................      5.8               6.9              6.8
Extraordinary loss, net of income tax.......................      0.6               ---              ---
                                                                -----             -----            -----
Net income..................................................      5.2%              6.9%             6.8%
                                                                =====             =====            =====


1995 COMPARED TO 1996

     Net sales increased 64.2%, to $493.0 million for 1996, from $300.2 million for 1995. Of this increase, (i) approximately 54.3%, or $104.7 million, was attributable to the 136 Dollar Bills stores added as of February 1, 1996, (ii) approximately 37.2%, or $71.8 million, to 198 stores opened in 1995 and 1996, which are not included in the Company's comparable store net sales calculation, and (iii) approximately 8.4%, or $16.3 million, was attributable to comparable store net sales growth, which represented a 6.2% increase over comparable store net sales for the prior period. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Management believes that this increase in volume resulted from strong holiday selling seasons in 1996, increased inventory levels compared to the preceding year, and continued improvements in the quality and variety of merchandise offered. The Company opened 104 new stores and closed three stores during 1996 compared to opening 94 new stores and closing three stores during 1995.

     Management anticipates that the primary sources of future sales growth will be new store openings and, to a lesser degree, sales increases from expanded and relocated stores and comparable store net sales increases. The Company has experienced significant increases in comparable store net sales historically, and management expects that any increases in comparable store net sales in the future will be smaller than those experienced historically. See "Management's Discussion and Analysis--Seasonality and Quarterly Fluctuations."

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $69.5 million, or 61.6%. As a percentage of net sales, gross profit decreased to 36.9% from 37.5%, reflecting, as a percentage of net sales, decreased merchandise margin (gross profit before inventory shrinkage, markdowns, and distribution and occupancy costs) and a slight increase in inventory shrinkage, partially offset by lower inbound freight costs and lower store occupancy costs. The decrease in merchandise margin as a percentage of net sales is a result of increased sales of domestically purchased products which generally carry a lower gross margin than imported merchandise. The increase in inventory shrinkage is due largely to higher shrinkage experienced at the Dollar Bills stores. The decrease in inbound freight arose primarily from more favorable terms negotiated with shippers and consolidators. The decrease in store occupancy costs as a percentage of net sales is a result of the comparable store net sales growth.

     As a result of the Dollar Bills acquisition, in 1996, there was a shift in overall merchandise mix toward higher levels of domestic, consumable merchandise (for instance, food and health and beauty aids), which generally carry a higher merchandise cost. Management believes that changes in the overall merchandise mix arising from the acquisition are substantially complete and that the Company will continue to carry somewhat higher levels of domestic, consumable merchandise than in prior years. However, the Company expects imports to continue to account for approximately 35% to 40% of total purchases at cost.

     Selling, general and administrative expenses, which include operating expenses and depreciation and amortization, increased $46.0 million, or 60.5%, but decreased as a percentage of net sales to 24.7% from 25.3% during the same period. The decrease is due primarily to strengthened cost controls relating to hourly payroll at the store level. Management does not expect similar payroll cost savings in the future due to the increase in minimum wage instituted in October, 1996. During 1996, the Company's operating expenses incurred in connection with the Dollar Bills acquisition and litigation amounted to approximately $2.5 million.

     Depreciation and amortization expense increased $5.0 million, increasing as a percentage of net sales to 2.1% from 1.8% for 1995. Of this increase, $1.8 million related to the amortization of goodwill recognized in connection with the acquisition of Dollar Bills.

     Operating income increased $23.5 million, or 64.0%, to $60.2 million for 1996 from $36.7 million for 1995, remaining constant as a percentage of net sales at 12.2%.

     Interest expense increased $2.6 million to $5.2 million in 1996 compared to $2.6 million in 1995. This increase is a result of increased borrowing incurred in connection with Dollar Bills acquisition. The development facility used for the acquisition was repaid prior to year end. In addition, the Company redeemed and extinguished its 9% Subordinated Notes in June 1996.

1994 COMPARED TO 1995

     Net sales increased 29.6%, to $300.2 million for 1995, from $231.6 million for 1994. Of this increase, (i) approximately 79.0%, or $54.2 million, was attributable to a net increase of 176 stores opened in 1994 and 1995, which are not included in the Company's comparable store net sales calculation, and (ii) approximately 21.0%, or $14.4 million, was attributable to comparable store net sales growth, which represented a 7.3% increase over comparable store net sales for the prior period. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. This increase in volume resulted from strong holiday selling seasons, increased inventory levels early in the year compared to the preceding year, and new promotional efforts which grouped like items into theme displays for more convenient shopping. The Company opened 94 new stores and closed three stores during 1995 compared to opening 82 new stores and closing one store during 1994.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $26.5 million, or 30.8%. As a percentage of net sales, gross profit increased to 37.5% from 37.2%, reflecting, as a percentage of net sales, lower inbound freight costs, lower store occupancy costs and distribution costs, and a slight decrease in markdowns, partially offset by lower merchandise margins (gross profit before inventory shrinkage, markdowns, and distribution and occupancy costs). The decrease in store occupancy costs and distribution costs as a percentage of net sales is a result of the comparable store net sales growth. The decrease in merchandise margin as a percentage of net sales is a result of increased sales of domestically purchased products which generally carry a lower gross margin than imported merchandise. During the fourth quarter of 1995, the Company took advantage of the opportunity to purchase domestic product under attractive terms, while the receiving of some imported goods was delayed. This resulted in a decrease in imports as a percentage of total purchases.

     Selling, general and administrative expenses, which include operating expenses and depreciation and amortization, increased $16.8 million, or 28.4%, but decreased as a percentage of net sales to 25.3% from 25.6% during the same period. The decrease is due primarily to the recognition in 1994 of $1.0 million of costs associated with the grant of stock options and the comparable store net sales growth. Excluding the stock option costs, selling, general and administrative costs increased as a percentage of net sales to 25.3% from 25.1% during the period. This increase is primarily due to a slight increase in store payroll costs arising from efforts focused on strengthening store appearance and merchandise presentation as well as increasing inventory levels, predominantly in the third quarter of 1995. Depreciation and amortization expense increased $1.3 million but remained constant as a percentage of net sales at 1.8% for 1995 and 1994.

     Operating income increased $9.8 million, or 36.2%, to $36.7 million for 1995 from $26.9 million for 1994 and increased as a percentage of net sales to 12.2% from 11.6% during the same periods for the reasons noted above. Excluding stock option costs incurred in 1994, operating income increased as a percentage of net sales to 12.2% for 1995 from 12.1% for 1994.

     Interest expense decreased $1.4 million to $2.6 million in 1995 compared to 1994. The Company was able to delay the use of its credit lines because of increased cash flows and a higher cash balance at the beginning of the year. The Company also redeemed and extinguished its 12% Notes and issued 9% Subordinated Notes, and wrote off the related discount and deferred financing costs at the end of 1994, resulting in no amortization expense in 1995.

SUBSEQUENT EVENTS

     In January, 1997, the Company completed the purchase of approximately 50 acres of land in Chesapeake, Virginia, on which it will construct an expanded headquarters and distribution center facility, to replace its current Norfolk facility. The distribution center will contain advance materials handling technologies, including a new automated conveyor and sortation system. Managment believes that upon completion of this facility, the Company's capacity to serve stores will increase to approximately 1,600 units, up from its current capacity of approximately 1,000 units. This Store Support Center project is expected to require an investment of approximately $29 million. The Company believes that the facility will be operational in early 1998, when it is needed to support continued growth. There can be no assurance, however, that no delays will be experienced in opening the distribution center, or that there will be no complications in the integration of the new automation system. Any such delays or complications may result in significant interruption in the distribution of merchandise and materially adversely affect the Company's business and results of operations. See "Business--Subsequent Event," "Business--Warehousing and Distribution," "Management's Discussion and Analysis--Forward Looking Statements," and Note 11 of Notes to Consolidated Financial Statements.

      On March 18, 1997, the Company granted to employees options to purchase 337,750 shares of the Company's Common Stock.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements result primarily from capital expenditures related to new store openings and working capital requirements related to new and existing stores. The Company's working capital requirements for existing stores are seasonal in nature and typically reach their peak near the end of the third and beginning of the fourth quarter of the year. Historically, the Company has met its seasonal working capital requirements for existing stores and funded its store expansion program from internally generated funds and borrowings under its credit facilities.

     The Company ended 1996 with a high inventory position relative to prior years. In part, this increased inventory is a result of the inventory needs relating to the Dollar Bills stores and new stores opened in 1996. In addition, the Company planned earlier receiving of shipments in anticipation of the early Easter selling season and in preparation for new store openings early in the first quarter.

     During 1994, 1995 and 1996, net cash provided by operations was $17.5 million, $27.2 million and $39.2 million, respectively. During 1994, 1995, and 1996, net cash used in investing activities was $6.9 million, $11.6 million and $68.7 million, respectively, consisting primarily of capital expenditures relating to new store expansion and, in 1996, $52.2 million (net of cash acquired) used for the purchase of Dollar Bills, Inc. Net cash used in (provided
by) financing activities was $5.5 million, ($0.8) million and ($10.1) in 1994, 1995 and 1996, respectively. In 1994, these funds were primarily used for extinguishment of debt. In 1995, the funds provided were primarily a result of the exercise of stock options granted under the employee stock compensation plan. In 1996, the funds provided were primarily a result of the issuance of 750,000 shares of common stock in a public offering completed in June and the exercise of stock options granted under the employee stock compensation plans, reduced by the repayment of subordinated debt and notes payable to banks.

     The Company expects to expand by approximately 145 to 150 stores during 1997. In 1996, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $162,000 per store. Capital expenditures related to Dollar Bills stores during 1996 amounted to approximately $2.4 million and included the purchase and installation of registers and back office personal computers, the purchase of merchandise display units and modifications to checkout and back room areas in the stores.

     The Company's cash needs for opening new stores in 1997 are expected to total approximately $25.0 million, $14.6 million of which is budgeted for capital expenditures and $10.4 million of which is budgeted for initial inventory and pre-opening costs. The Company's total planned capital expenditures for 1997, including expenditures relating to the new headquarters and distribution center facility, are approximately $54.0 million. This total includes, among other things, planned expenditures for expanding and relocating stores, purchasing additional equipment for the distribution centers and computer system upgrades. In 1997, the Company expects to incur approximately $29.0 million in expenditures relating to the new headquarters and distribution center facility in Chesapeake, Virginia.

     In September, 1996, the Company entered into a revolving credit agreement which provides for, among other things, (i) a $135 million revolving line of credit, bearing interest at the agent bank's prime rate or LIBOR, plus a spread, at the option of the Company; (ii) an annual facilities fee and annual agent's fee payable quarterly; and (iii) the reduction of amounts outstanding, declining from $40 million to $10 million, under the facility for a period of 30 consecutive days between each December 1 and March 1, beginning in 1996 and ending in 2000. The credit agreement requires the maintenance of certain specified financial ratios, restricts the payment of dividends and levels of capital expenditure, restricts the incurrence of debt and establishes certain minimum beneficial ownership requirements of the founding shareholders. The agreement matures on May 31, 2000, and is unsecured (pursuant to an amendment to the agreement subsequent to year end). At December 31, 1996, the balance outstanding under the agreement was $3.0 million. See Note 6 of Notes to Consolidated Financial Statements.

     In addition, subsequent to year end, the Company was in the process of issuing approximately $30 million in senior unsecured debt. The proceeds from the debt will be used to repay existing indebtedness and for general corporate purposes, including the construction of the new headquarters and distribution center facility in Chesapeake, Virginia. See Note 11 of Notes to Consolidated Financial Statements.

     The Company believes that it can adequately fund its planned capital expenditures and working capital requirements for the next several years from net cash provided by operations and availability under its credit facilities. The use of a portion of the Company's debt capacity in the construction of its new headquarters and distribution center facility is not expected to affect the Company's ability to fund operations and expenditures. The Company expects to capitalize a substantial portion of its construction interest and therefore does not anticipate a significant increase in interest charges in 1997.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales, operating income and net income. The highest sales periods for the Company are the Christmas and Easter seasons. A disproportionate amount of the Company's net sales and a substantial majority of the Company's operating and net income are generally realized during the fourth quarter. In anticipation of increased sales activity during these months, the Company purchases substantial amounts of inventory and hires a significant number of temporary employees to bolster its permanent store staff. If for any reason the Company's net sales were below seasonal norms during the fourth quarter, including as a result of merchandise delivery delays due to receiving or distribution problems, the Company's annual operating results, particularly operating and net income, could be adversely affected. Historically, net sales, operating income and net income have been weakest during the first quarter, and the Company expects this trend to continue. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the net sales contributed by new stores and the merchandise mix.

      Shifts in the timing of certain holidays may also have an effect on quarterly results. The Company believes that the change in the timing of the Easter holiday from April 16 in 1995 to April 7 in 1996 shifted a substantial amount of Easter sales from the second quarter in 1995 to the first quarter in 1996. The Company anticipates that the change in the timing of the Easter holiday from April 7 in 1996 to March 30 in 1997 will further shift Easter sales from second quarter in 1996 to first quarter in 1997, potentially lowering comparable store net sales results in the second quarter of 1997.

     The following table sets forth certain unaudited results of operations for each quarter of 1995 and 1996. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period. The Company has experienced significant comparable store net sales increases historically, and management expects that any increases in comparable net sales in the future will be smaller than those experienced historically.


                                                          Quarter Ended
                         ---------------------------------------------------------------------------------------
                             Mar 31     June 30    Sept 30     Dec 31    Mar 31    June 30    Sept 30    Dec 31
                              1995        1995       1995       1995      1996      1996        1996      1996
                         ---------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Net sales..................$  48,733    $62,885    $67,427    $121,185   $84,975  $102,689   $110,588   $194,785
Gross profit...............   16,458     22,340     26,068      47,811    29,070    35,659     41,890     75,517
Operating income...........      865      4,879      6,656      24,305     2,570     7,586     11,134     38,919
Stores open at end
     of period.............      424        452        478         500       660       686        712        737
Comparable store net
     sales increases.......     6.8%      16.8%       2.8%        3.8%     11.7%     1.45%       4.3%       7.6%

INFLATION AND OTHER ECONOMIC FACTORS

     The Company's ability to provide quality merchandise at the $1.00 price point is subject to certain economic factors which are beyond the Company's control, including inflation, factors impacting operating costs (such as changes in employee health care or minimum wage levels), consumer confidence and general economic conditions. There can be no assurances that such factors will remain favorable and in particular that health care costs or the minimum wage will remain at current levels. Significant and unexpected increases in inflation, an increase in health care costs or other operating costs or a decline in consumer confidence or general economic conditions could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company's ability to pass on any increases in incremental costs through price increases.

FORWARD LOOKING STATEMENTS

     The Company has made in this report, and from time to time may otherwise make, forward-looking statements concerning the Company's operations, economic performance and financial condition. This report may include, in particular, forward-looking statements regarding the Company's recent acquisition of Dollar Bills, the integration of Dollar Bills into the Company's existing operations and the Company's expectations of future performance of Dollar Bills on an operating basis. In addition, the information contained herein includes certain forward- looking statements regarding store openings, the new Store Support Center opening, purchasing abilities, and capital requirements. Such forward looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the Company's ability to open the new Store Support Center complex on time and on budget, to sublease its existing Norfolk facility, and to successfully implement planned advanced technologies in the new distribution center, (iii) the risks attendant to the importing of merchandise, particularly from China, including the potentially higher costs and lower quality of merchandise should the Company be forced to buy large quantities of domestic goods, (iv) the orderly operation of the Company's receiving and distribution process, (v) the successful integration of Dollar Bills into the Company's existing operations, (vi) inflation, consumer confidence and other general economic factors, (vii) the availability of adequate inventory, capital resources and external financing, (viii) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors as discussed in "Management's Discussion and Analysis and Results of Operations--Seasonality and Quarterly Fluctuations," and (ix) dependence on key personnel and control of the Company by existing shareholders. In addition, the market price of the Company's Common Stock, which is quoted on the NASDAQ National Market, may be subject to significant fluctuations in response to operating results, comparable store sales announcements, announcements by competitors, or in response to market fluctuations unrelated or disproportionate to the operating performance of the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                                                                            PAGE

Independent Auditors' Report...............................................   25
Consolidated Balance Sheets as of December 31, 1995 and 1996...............   26
Consolidated Income Statements for the years ended
         December 31, 1994, 1995 and 1996..................................   27
Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 1994, 1995 and 1996..............   28
Consolidated Statements of Cash Flows for the years ended
         December 31, 1994, 1995 and 1996..................................   29
Notes to Consolidated Financial Statements.................................   30

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Dollar Tree Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP


Norfolk, Virginia
January 21, 1997

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                                                                                           1995            1996
                                                                                           ----            ----
                                                                                              (IN THOUSANDS,
                              ASSETS                                                         EXCEPT SHARE DATA)

Current assets:
       Cash and cash equivalents......................................................     $ 22,415       $  2,987
       Accounts receivable............................................................          380          1,855
       Merchandise inventories........................................................       40,113         75,081
       Deferred tax asset (Note 2)....................................................          720          2,002
       Prepaid expenses and other current assets......................................        2,392          4,028
                                                                                            -------        -------
                Total current assets..................................................       66,020         85,953
                                                                                            -------        -------
Property and equipment (Note 4):
       Leasehold improvements.........................................................       16,591         23,376
       Furniture and fixtures.........................................................       21,645         33,867
       Transportation vehicles........................................................          605          1,420
       Construction in progress.......................................................          333          1,596
                                                                                            -------        -------
                Total property and equipment..........................................       39,174         60,259
       Less accumulated depreciation and amortization.................................       16,083         24,224
                                                                                            -------        -------
                Net property and equipment............................................       23,091         36,035
                                                                                            -------        -------
Deferred tax asset (Note 2)...........................................................        2,219          1,947
Goodwill, net of accumulated amortization (Note 3)....................................         --           46,405
Other assets    ......................................................................          291            759
                                                                                            -------        -------
                TOTAL ASSETS..........................................................     $ 91,621       $171,099
                                                                                            =======        =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable...............................................................     $ 19,603       $ 35,296
       Accrued liabilities (Note 5)...................................................        8,939         14,260
       Income taxes payable (Note 2)..................................................        8,244         12,607
       Current installments of obligations under capital leases (Note 4)..............          101            302
                                                                                            -------        -------
                Total current liabilities.............................................       36,887         62,465

Senior subordinated notes (Notes 6 and 8).............................................        7,000           --
Junior subordinated notes (Notes 6 and 8).............................................        7,000           --
Revolving credit facility (Note 6)....................................................         --            3,000
Obligations under capital leases, excluding current installments (Note 4)                       417          1,051
Other liabilities.....................................................................        1,230          2,993
                                                                                            -------        -------
                Total liabilities.....................................................       52,534         69,509
                                                                                            -------        -------
Commitments, contingencies and subsequent events (Notes 4, 7, 10 and 11)

Shareholders' equity (Notes 7, 8 and 10):
       Common stock, par value $0.01.  Authorized 100,000,000 shares,
         24,910,629 shares and 25,898,172 shares issued and outstanding
         at December 31, 1995 and 1996, respectively..................................          166            259
       Additional paid-in capital.....................................................        2,980         31,555
       Retained earnings..............................................................       35,941         69,776
                                                                                            -------        -------
                Total shareholders' equity............................................       39,087        101,590
                                                                                            -------        -------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................   $   91,621     $  171,099
                                                                                            =======        =======


                  See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                                                                  1994              1995             1996
                                                                                  ----              ----             ----
                                                                                       (IN THOUSANDS, EXCEPT SHARE
                                                                                          AND PER SHARE DATA)

Net sales..................................................................  $   231,601       $   300,229      $   493,037
Cost of sales..............................................................      145,481           187,552          310,900
                                                                                 -------           -------          -------

         Gross profit......................................................       86,120           112,677          182,137
                                                                                  ------           -------          -------

Selling, general and administrative expenses (Notes 3,4,7,9 and 10):
         Operating expenses................................................       54,993            70,504          111,401
         Depreciation and amortization.....................................        4,186             5,468           10,527
                                                                                 -------           -------          -------

           Total selling, general and administrative expenses..............       59,179            75,972          121,928
                                                                                 -------           -------          -------

Operating income...........................................................       26,941            36,705           60,209
Interest expense (Note 6)..................................................        4,028             2,617            5,193
                                                                                 -------           -------          -------

Income before income taxes and extraordinary loss..........................       22,913            34,088           55,016
Provision for income taxes (Note 2)........................................        9,546            13,125           21,181
                                                                                 -------           -------          -------

Income before extraordinary loss...........................................       13,367            20,963           33,835
Extraordinary loss--Loss on early retirement of debt, net of
   applicable income tax benefit of $896 (Notes 2 and 6)...................        1,253              -                -
                                                                                 -------           -------          -------

         Net income........................................................  $    12,114       $    20,963      $    33,835
                                                                                 =======           =======          =======
Net income per share:

Income before extraordinary loss...........................................  $      0.49
Extraordinary loss.........................................................        (0.05)
                                                                                 -------

         Net income per share..............................................  $      0.44       $      0.76      $      1.19
                                                                                 =======           =======          =======
Weighted average number of common shares and common share equivalents outstanding:

  Primary..................................................................   27,262,000        27,589,000       28,327,000
                                                                              ==========        ==========       ==========
  Fully diluted............................................................   27,262,000        27,598,000       28,394,000
                                                                              ==========        ==========       ==========





          See accompanying Notes to Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                 SERIES A        SERIES A
                                                    COMMON        CLASS I        CLASS II
                                                     STOCK         STOCK           STOCK
                                                    SHARES        SHARES          SHARES
                                                    ------        ------          ------
Balance at December 31, 1993................         -        12,410,927      12,410,927
Net income for the year ended
  December 31, 1994.........................         -             -               -
Issuance of warrants (Note 8)...............         -             -               -
Issuance of stock options (Note 10).........         -             -               -
                                                ----------    ----------      ----------
Balance at December 31, 1994.................        -        12,410,927      12,410,927
Net income for the year ended
  December 31, 1995..........................        -             -               -
Conversion of Series A Class I and II,
 no par stock, into common stock,
 $0.01 par value.............................   24,821,854   (12,410,927)    (12,410,927)
Exercise of stock options....................       88,775         -               -
                                                ----------    ----------      ----------
Balance at December 31, 1995.................   24,910,629         -               -
Transfer from additional paid-in capital
   for three-for-two stock split (Note 8)....         -            -               -
Net income for the year ended
   December 31, 1996.........................         -            -               -
Issuance of stock from Employee Stock
   Purchase Plan (Note 10)...................        9,168         -               -
Issuance of stock from public offering (Note 8)    750,000         -               -
Exercise of stock options....................      228,375         -               -
                                                ----------    ----------      ----------
Balance at December 31, 1996.................   25,898,172         -               -
                                                ==========    ==========      ==========

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                ADDITIONAL
                                                      COMMON     PAID-IN        RETAINED      SHAREHOLDERS'
                                                       STOCK     CAPITAL        EARNINGS         EQUITY
                                                       -----     -------        --------         ------
                                                                      (In Thousands)
Balance at December 31, 1993................      $    -      $      796       $   2,864       $  3,660
Net income for the year ended
  December 31, 1994.........................           -              -           12,114         12,114
Issuance of warrants (Note 8)...............           -             500             -              500
Issuance of stock options (Note 10).........           -           1,000             -            1,000
                                                  ----------  ----------        --------      ---------
Balance at December 31, 1994.................          -           2,296          14,978         17,274
Net income for the year ended
  December 31, 1995..........................          -             -            20,963         20,963
Conversion of Series A Class I and II,
 no par stock, into common stock,
 $0.01 par value.............................            165        (165)            -              -
Exercise of stock options, net of income
 tax benefit of $592 (Note 10)...............              1         849             -              850
                                                  ----------  ----------        --------      ---------
Balance at December 31, 1995.................            166       2,980          35,941          39,087
Transfer from additional paid-in capital
   for three-for-two stock split (Note 8)....             83         (83)          -               -
Net income for the year ended
   December 31, 1996.........................          -            -             33,835          33,835
Issuance of stock from Employee Stock
   Purchase Plan (Note 10)...................          -             180           -                 180
Issuance of stock from public offering (Note 8)            8      25,325           -              25,333
Exercise of stock options, net of income
   tax benefit of $2,266 (Note 10)...........              2       3,153           -               3,155
                                                   ---------   ---------       ---------       ---------
Balance at December 31, 1996.................        $   259  $   31,555      $   69,776      $  101,590
                                                   =========    ========       =========       =========




          See accompanying Notes to Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                              1994             1995             1996
                                                                              ----             ----             ----
                                                                                        (In thousands)
Cash flows from operating activities:
   Net income.....................................................      $    12,114         $    20,963    $    33,835
                                                                            -------             -------        -------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Extraordinary loss.......................................            1,253                 -              -
         Depreciation and amortization............................            4,186               5,467         10,527
         Amortization of original issue discount..................              506                 -              -
         Loss on disposal of property and equipment...............              146                 248            275
         Provision for deferred income taxes......................           (2,008)                579         (1,010)
         Increase in deferred compensation........................            1,000                 -              -
         Changes in assets and liabilities increasing
         (decreasing) cash and cash equivalents:
             Accounts receivable..................................             (233)                 46         (1,026)
             Merchandise inventories..............................           (8,239)             (8,069)       (18,673)
             Prepaid expenses and other current assets............             (543)               (810)        (1,544)
             Other assets.........................................              (58)                (47)           683
             Accounts payable.....................................            2,212               6,441          9,879
             Accrued liabilities..................................            1,329               2,348          3,426
             Income taxes payable.................................            5,708               1,558          2,833
             Other liabilities....................................              102              (1,531)             2
                                                                            -------             -------        -------
                Total adjustments.................................            5,361               6,230          5,372
                                                                            -------             -------        -------
                Net cash provided by operating activities.........           17,475              27,193         39,207
                                                                            -------             -------        -------
Cash flows from investing activities:
   Capital expenditures...........................................           (6,856)            (11,614)       (16,530)
   Proceeds from sale of property and equipment...................                1                  32             59
   Purchase of Dollar Bills, Inc., net of
      cash acquired of $414.......................................              -                   -          (52,216)
                                                                            --------            --------       --------
                Net cash used in investing activities.............           (6,855)            (11,582)       (68,687)
                                                                            --------            --------       --------
Cash flows from financing activities:
   Proceeds from development facility.............................              -                   -           52,630
   Repayment of development facility..............................              -                   -          (52,630)
   Repayments of revolving credit facilities......................          (17,250)             (9,550)      (148,643)
   Proceeds from revolving credit facilities......................            6,150               9,550        151,643
   Repayments of senior subordinated notes........................              -                   -           (7,000)
   Proceeds from junior subordinated notes........................            6,500                 -              -
   Repayments of junior subordinated notes........................              -                   -           (7,000)
   Redemption premiums paid.......................................           (1,262)                -              -
   Proceeds from sale of warrants.................................              500                 -              -
   Principal payments on notes payable to bank....................              -                   -           (6,900)
   Payment of credit facility fees................................              -                   -             (445)
   Principal payments under capital lease obligations.............             (107)                (62)          (271)
   Proceeds from exercise of stock options........................              -                   850          3,155
   Proceeds from public offering..................................              -                   -           25,333
   Proceeds from stock purchased under the
      Employee Stock Purchase Plan................................              -                   -              180
                                                                            -------             -------        -------
               Net cash provided by (used in) financing
                  activities......................................           (5,469)                788         10,052
                                                                            -------             -------        -------
Net increase (decrease) in cash and cash equivalents..............            5,151              16,399        (19,428)
Cash and cash equivalents at beginning of year....................              865               6,016         22,415
                                                                            -------             -------        -------
Cash and cash equivalents at end of year..........................      $     6,016      $       22,415   $      2,987
                                                                            =======             =======        =======

Supplemental disclosure of cash flow information: Cash paid during the year for:
      Interest....................................................      $     3,316      $        2,634   $      4,042
                                                                            =======             =======        =======
      Income taxes................................................      $     5,846      $       10,396   $     15,656
                                                                            =======             =======        =======

                  See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Dollar Tree Stores, Inc. (DTS) owns and operates discount variety retail stores which sell substantially all items for $1.00. The Company's headquarters and one of its distribution centers are located in Norfolk, Virginia. The Company also operates distribution centers in Memphis, Tennessee and Woodridge, Illinois. Most of the Company's stores are located in the eastern half of the United States. The Company's merchandise includes housewares, toys, seasonal goods, gifts, food, stationery, health and beauty aids, books, party goods, hardware and other consumer items. A substantial portion of the Company's merchandise is purchased directly or indirectly from countries in the Far East, principally China. The Company is not dependent on a few suppliers.

PRINCIPLES OF CONSOLIDATION

     Effective January 1, 1995, DTS established two wholly owned subsidiaries, Dollar Tree Management, Inc. (DTM) and Dollar Tree Distribution, Inc. (DTD), and transferred assets to the new companies in exchange for stock. DTM provides management, retail store leasing, accounting and administrative services to DTS for a fee, and DTD provides merchandise procurement, purchasing, warehousing and distribution services to DTS for a fee. Effective October 29, 1996, DTD established a wholly owned subsidiary, Dollar Tree Properties, Inc. (DTP). DTP is organized as a real estate holding company and will own certain undeveloped property. The consolidated group is referred to throughout the notes as "the Company". The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at December 31, 1995 includes approximately $20,700 of overnight repurchase agreements and commercial notes which are valued at cost, which approximates market. There were no such investments held at December 31, 1996. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

MERCHANDISE INVENTORIES

     Merchandise inventories are stated at the lower of cost or market. Cost is assigned to store inventories using the retail inventory method, determined on a first-in, first-out (FIFO) basis. Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventories amounted to $2,592 and $4,660 at December 31, 1995 and 1996, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Furniture and fixtures are depreciated using the straight-line method over four to seven years, the estimated useful lives of the respective assets. Transportation vehicles are depreciated using the straight-line method over four to six years, the estimated useful lives of the respective assets. Leasehold improvements and assets held under capital leases are amortized using the straight-line method over three to ten years, the estimated useful lives of the respective assets or terms of the related leases, whichever is less.

GOODWILL

     Goodwill, which represents the excess purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 25 years. The Company assesses the recoverability of this intangible asset by comparing the carrying amount of the asset to expected future net cash flows of the acquired organization. The assessment of the recoverability of goodwill will be impacted if estimated future net cash flows are not achieved.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. Adoption of this Statement did not have an impact on the Company's financial position or results of operations.

COST OF SALES

     The Company includes the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.

STORE OPENING COSTS

     The Company expenses store opening costs when the store opens.

INCOME TAXES

     Income taxes are accounted for under the asset liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE

     Net income per share has been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding.

Common share equivalents include all outstanding stock options and warrants after applying the treasury stock method. The market price used in applying the treasury stock method was $10.00 per share for the periods prior to March 6, 1995 and the closing market price of the stock at the end of each week thereafter. All warrants and options (collectively, "equity instruments") outstanding through December 31, 1994 are included in the calculation of the weighted average number of common shares and common share equivalents for net income per share computations in accordance with the rules of the Securities and Exchange Commission for the year ended December 31, 1994.

     In connection with a stock dividend authorized by the Board of Directors, the Company issued one-half share for each outstanding share of Common Stock, payable April 19, 1996 to shareholders of record as of April 5, 1996. All share and per share data in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect this dividend, having the effect of a three-for-two stock split.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE 2 -  INCOME TAXES

     The provision for income taxes attributable to income from continuing operations for the years ended December 31, 1994, 1995 and 1996 consists of the following:
                                        1994            1995           1996
                                        ----            ----           ----
  Federal--Current...........     $     8,810     $    10,966     $    19,160
  Federal--Deferred..........          (1,005)            468            (877)
  State--Current.............           1,848           1,580           3,031
  State--Deferred............            (107)            111            (133)
                                       ------          ------          ------
                                  $     9,546     $    13,125     $    21,181
                                       ======          ======          ======

     The provision for total income taxes for the year ended December 31, 1994 was allocated as follows:

  Income from continuing operations..........................     $     9,546
  Extraordinary loss.........................................            (896)
                                                                       ------
                                                                  $     8,650
                                                                       ======

     A reconciliation of the statutory Federal income tax rate and the effective rate for the years ended December 31, 1994, 1995 and 1996 follows:


                                                   1994       1995       1996
                                                   ----       ----       ----
  Statutory tax rate............................   35.0%      35.0%      35.0%
  Effect of:
     State and local income taxes, net of
        Federal income tax benefit..............    5.1        3.3        3.4
     Other, net.................................    1.6        0.2        0.1
                                                   ----       ----       ----
  Effective tax rate............................   41.7%      38.5%      38.5%
                                                   ====       ====       ====


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the balance sheet based on the classification of the underlying asset or liability. Significant components of the Company's net deferred tax assets as of December 31, 1995 and 1996 are as follows:

                                                             1995         1996
                                                             ----         ----
Deferred tax assets:
    Extraordinary loss, due to write off
         of original issue discount and redemption
         premiums for book purposes which were
         capitalized for tax purposes....................$    407    $       -
    Deferred compensation, due to accrual for
         financial reporting purposes....................     353          247
    Property and equipment, principally due to
         differences in depreciation.....................   1,311        1,921
    Accrued expenses, due to accrual for financial
         reporting purposes..............................     590        1,432
    Inventories, due to differences in inventory
         valuation for book and tax purposes.............     495        1,212
                                                            -----        -----
             Total deferred tax assets...................   3,156        4,812
                                                            -----        -----

    Deferred tax liabilities:
    Supplies inventory, due to difference in
         accounting for store supplies for book
         and tax purposes................................    (217)        (174)
    Goodwill, due to differences in amortization.........     -           (689)
                                                            -----        -----
             Total deferred tax liabilities..............    (217)        (863)
                                                            -----        -----
             Net deferred tax assets.....................$  2,939    $   3,949
                                                            =====        =====

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to 1994, 1995 and 1996 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of c ontinuing income in future years.

NOTE 3 - ACQUISITION

     On January 31, 1996, the Company acquired all of the outstanding capital stock of Dollar Bills, Inc. ("Dollar Bills"), formerly known as Terrific Promotions, Inc., which owned and operated 136 discount variety retail stores under the name Dollar Bill$. The Company has assumed operations of a distribution center and wholesale division in the Chicago area. The acquisition was accounted for by the purchase method of accounting and these consolidated financial statements include the operating results of Dollar Bills from the date of acquisition through December 31, 1996. The acquisition cost for the purchase was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed with the excess purchase price allocated to goodwill. Total cash paid was $52,630 and goodwill of $48,170 was recorded on the date of acquisition. Accumulated amortization relating to goodwill approximates $1,765 at December 31, 1996.

     The following unaudited pro forma consolidated income statement information combines the consolidated historical results of the Company with the historical results of Dollar Bills for the years ended December 31, 1995 and 1996, after giving effect to certain adjustments, as explained below, before any nonrecurring charges or credits, such as severance costs, one-time training costs, and other nonrecurring operational costs of the transaction.

     These unaudited pro forma consolidated statements do not purport to be indicative of the results that would have occurred had the transaction taken place at the beginning of the periods presented or of future results.

                                                           Pro forma
                                                       income statement
                                                          (Unaudited)
                                                   1995                1996

     Net sales............................  $      404,079              499,519
                                                  --------             --------
     Gross profit.........................         140,176              183,940
     Selling, general and
         administrative expenses                   (96,144)            (124,171)
                                                  --------             --------
     Operating income.....................          44,032               59,769

     Interest expense                               (6,973)              (5,567)
                                                  --------             --------
     Income before income taxes...........          37,059               54,202

     Provision for income taxes                    (14,268)             (20,867)
                                                  --------             --------
     Net income...........................  $       22,791               33,335
                                                  ========             ========
     Net income per share:
         Primary..........................  $         0.83                 1.18
                                                  ========             ========
         Fully diluted....................  $         0.83                 1.17
                                                  ========             ========

     The pro forma 1995 income statement reflects adjustments related to the elimination of duplicative operating costs associated with Dollar Bills' corporate headquarters and distribution facility; amortization of goodwill over a 25 year period; interest expense related to acquisition debt; and income taxes relating to the conversion of Dollar Bills to a C corporation at an assumed effective rate of 38.5%.

     The pro forma 1996 income statement reflects adjustments related to the January 1996 operating results of Dollar Bills; elimination of duplicative operating costs associated with Dollar Bills' corporate headquarters and distribution facility; amortization of goodwill; interest expense related to the acquisition debt; and income taxes relating to the conversion of Dollar Bills to a C corporation at an assumed effective rate of 38.5%.

     Pro forma income per common share is computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include all outstanding stock options and warrants after applying the treasury stock method. The market price used in applying the treasury stock method was $10.00 per share prior to March 6, 1995, and the closing market price of the stock at the end of each week thereafter.

NOTE 4 - LEASES

     Future minimum lease payments under noncancelable store and corporate headquarters operating leases and the present value of future minimum capital lease payments as of December 31, 1996 are as follows:

                                                     Capital          Operating
                                                     leases            leases
     Year ending December 31:                       --------          ---------
         1997................................  $         400      $      32,468
         1998................................            373             29,912
         1999................................            306             24,646
         2000................................            296             18,738
         2001................................            227             11,468
         Later years.........................              6             19,357
                                                      ------            -------
     Total minimum lease payments............          1,608      $     136,589
                                                                        =======
     Less amount representing interest (at
         average rate of approximately 8%)...            255
                                                      ------
     Present value of net minimum capital
         lease payments......................          1,353
     Less current installments of
         obligations under capital leases....            302
                                                      ------
     Obligations under capital leases,
         excluding current installments......  $       1,051
                                                      ======

     The above payments include amounts for leases that were signed prior to December 31, 1996 for stores that were not open as of December 31, 1996. Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases on a percentage of sales in excess of stipulated amounts.

     Included in property and equipment at December 31, 1995 and 1996 are leased furniture and fixtures and transportation vehicles with a cost of $565 and $1,671 and accumulated amortization of $58 and $373 at December 31, 1995 and

1996, respectively. The Company entered into capital lease agreements during 1996 for property and equipment with a net present value of approximately $931. This transaction was a noncash transaction and, accordingly, has been excluded from the accompanying statements of cash flows.

     Rental expense for store and warehouse operating leases included in the accompanying consolidated income statements for the years ended December 31, 1994, 1995 and 1996 was as follows:

                                                     1994       1995       1996
                                                     ----       ----       ----

     Minimum rentals............................ $  13,198  $  16,619  $  27,685
     Contingent rentals.........................       961      1,231      1,060
                                                    ------     ------     ------
              Total............................. $  14,159  $  17,850  $  28,745
                                                    ======     ======     ======

NOTE 5 - ACCRUED  LIABILITIES

     Accrued liabilities as of December 31, 1995 and 1996 consisted of the following:

                                                             1995        1996
                                                             ----        ----

Compensation and benefits............................     $ 4,282      $ 6,186
Taxes (other than income taxes)......................       4,006        6,934
Other................................................         651        1,140
                                                           ------       ------
         Total.......................................     $ 8,939      $14,260
                                                           ======       ======

NOTE 6 - LONG-TERM DEBT

     Long-term debt as of December 31, 1995 and 1996 consisted of the following:

                                                             1995         1996
                                                             ----         ----

      9% Senior Subordinated Notes...................   $   7,000    $       -
      9% Junior Subordinated Notes...................       7,000            -
      Revolving Credit Facility......................          -         3,000
                                                           ------        -----
                Total................................   $  14,000    $   3,000
                                                           ======        =====

     On September 30, 1993, the Company executed a plan of recapitalization which restructured its debt and equity. Pursuant to that plan, the Company issued $7,000 of callable 12% Senior Subordinated Notes on September 30, 1993, at a $500 discount, to the holders of Series A Class I stock and $7,000 of callable 12% Junior Subordinated Notes on February 22, 1994, at a $500 discount, to the holders of Series A Class II stock.

     On December 31, 1994, the Company redeemed and extinguished its callable 12% Senior Subordinated Notes and 12% Junior Subordinated Notes. As part of this transaction, the Company paid a redemption premium of approximately $1,300 and issued $7,000 of noncallable 9% Senior Subordinated Notes to the previous holders of the 12% Senior Subordinated Notes and $7,000 of noncallable 9% Junior Subordinated Notes to the previous holders of the 12% Junior Subordinated Notes (collectively, "9% Subordinated Notes"). The Company recorded an extraordinary loss of approximately $1,300 (net of income tax benefit of $896) on the early retirement of debt. The 9% Subordinated Notes were paid in full during June of 1996.

     Interest expense on all related party debt was $1,771, $1,260 and $574 for the years ended December 31, 1994, 1995 and 1996, respectively.

     On January 11, 1996, the Company replaced its previous Credit Agreement, with a new Credit Facility which provided for, among other things: (1) a $60,000 development facility, bearing interest at LIBOR, plus a spread, with an up-front commitment fee of $198 and (2) a $60,000 working capital line and letter of credit facility, bearing interest at LIBOR, plus a spread.

     On September 27, 1996, the Company entered into an amended and restated Revolving Credit Agreement with its banks (the Agreement). The Agreement provides for, among other things: (1) a $135,000 revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; (2) an annual facilities fee and annual agent's fee payable quarterly; and (3) the reduction of amounts outstanding under the facility for a period of 30 consecutive days between each December 1 and March 1 to the following:

         December 1, 1996 to March 1, 1997                      $     40,000
         December 1, 1997 to March 1, 1998                            30,000
         December 1, 1998 to March 1, 1999                            20,000
         December 1, 1999 to March 1, 2000                            10,000

     The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the amount of capital expenditures and the payment of certain distributions, prohibits the incurrence of certain new indebtedness and establishes certain minimum beneficial ownership requirements of the founding shareholders. The Agreement matures on May 31, 2000 and was secured by substantially all of the Company's assets at December 31, 1996. As discussed in Note 11, the Agreement was amended to remove collateral requirements in January, 1997. The outstanding balance under the Agreement at December 31, 1996 was $3,000. During 1996, the weighted average interest rate charged by the banks under the Company's credit agreements approximated 6.5%.

     The carrying value of the Company's long-term debt approximates the fair value. The fair value is estimated by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities.

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company is a party to a lease agreement for the corporate headquarters and Norfolk distribution center with a partnership owned by certain Company shareholders. The lease includes land, a building and certain equipment and has a remaining term of eight years with options to renew for three five-year periods. The lease currently provides for an aggregate annual rental payment of $656 which is included in the future minimum lease payments in Note 4. The total payments related to this lease were $762, $765 and $746 for the years ended December 31, 1994, 1995 and 1996, respectively.

     On September 30, 1993, the Company entered into a financial and management advisory service agreement with one of its nonemployee shareholders. The agreement initially provided for the payment of $250 annually. During 1995, the shareholder agreed to reduce the annual payment to $200 over the remaining term of the agreement. The agreement is terminable by vote of the Board of Directors. During the years ended December 31, 1994, 1995 and 1996, the Company paid $250, $210 and $200, respectively, under this agreement.

NOTE 8 - SHAREHOLDERS' EQUITY

     As discussed in Note 6, on September 30, 1993, the Company executed a plan of recapitalization which restructured its debt and equity.

     Pursuant to that plan, the Company issued unattached warrants to purchase 1,241,091 shares of Series B Class I stock on September 30, 1993 for $0.40 per warrant (the "September Warrants"). The September Warrants were issued together with the $7,000 12% Senior Subordinated Notes pursuant to the terms of a Stock Purchase Agreement entered into on September 30, 1993 (the "Stock Purchase Agreement").

     On February 22, 1994, the Company issued unattached warrants to purchase 1,241,091 shares of Series B Class II stock for $0.40 per warrant (the "February Warrants"). The February Warrants contained substantially identical terms to the September Warrants and were issued together with the $7,000 12% Junior Subordinated Notes pursuant to the terms of the Stock Purchase Agreement. The commitment to issue the February Warrants arose on September 30, 1993 when the Stock Purchase Agreement was entered into; thus, the measurement date for purposes of determining any compensation expense for the February Warrants was September 30, 1993.

     All warrants carry an exercise price of $1.93 per share, are exercisable upon the occurrence of certain events, and expire on December 31, 2003. All warrants were outstanding at December 31, 1996.

     On January 13, 1995, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 and, in connection with this filing, each share of its Series A Class I and Class II stock and Series B Class I and Class II stock was split 1.65479 for 1.

     Effective February 1, 1995, the Articles of Incorporation were amended to authorize 50,000,000 shares of Common Stock, $0.01 par value per share, and 10,000,000 shares of Preferred Stock, $0.01 par value per share. Upon the closing of the initial public offering, each share of the Company's Series A Class I and Class II Stock automatically converted into one share of the Company's Common Stock. On July 23, 1996, the shareholders of the Company approved an increase in authorized shares of Common Stock from 50,000,000 to 100,000,000 shares.

     On June 10, 1996, the Company sold 750,000 shares of Common Stock, $0.01 par value per share, pursuant to the registration statement filed on Form S-3 under the Securities Act of 1933. In connection with this offering, the Company received $25,333, net of offering expenses.

     In connection with a stock dividend authorized by the Board of Directors, the Company issued one-half share for each outstanding share of Common Stock, payable April 19, 1996 to shareholders of record as of April 5, 1996. All share and per share data in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect this dividend, having the effect of a three-for-two stock split.

NOTE 9 - PROFIT SHARING AND 401(K) RETIREMENT PLAN

     The Company maintains a defined contribution profit sharing and 401(k) plan which is available to all employees over 21 years of age who have completed one year of service in which they have worked at least 1,000 hours. Eligible employees may make elective salary deferrals. The Company may make matching contributions at its discretion.

     Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated income statements for the years ended December 31 were as follows:

        1994.......................................  $       886
        1995.......................................        1,059
        1996.......................................        1,949

NOTE 10 - STOCK COMPENSATION PLANS

     At December 31, 1996, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated income statements for its 1995 Stock Incentive Plan and its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Stock Option Plan was $1,000 in 1994.

     The Company adopted the disclosure-only option under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS No. 123) as of January 1, 1996. If the accounting provisions of the new Statement had been adopted as of the beginning of 1995, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             1995       1996
                                                             ----       ----
   Net income:
            As reported  .................................  $20,963    $33,835
            Pro forma    .................................  $20,617    $32,289

   Net income per share:
            As reported  .................................  $ 0.76     $ 1.19
            Pro forma    .................................  $ 0.75     $ 1.15

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is reflected over the options vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

FIXED STOCK OPTIONS PLANS

     The Company has two fixed option plans. Under the Non-Qualified Stock Option Plan ("SOP"), the Company granted options to its employees for 310,294 shares of common stock in 1993 and 310,511 shares in 1994. Options granted under the SOP have an exercise price of $2.90 and are fully vested at date of grant. Compensation expense related to the 1994 grant of options, amounting to $1,000, was recorded in operating expense in March 1994.

     Under the 1995 Stock Incentive Plan ("SIP"), the Company may grant options to its employees for up to 900,000 shares of common stock. Under the terms of the SIP, options for no more than 270,000 shares of common stock may be granted in any calendar year. The exercise price of each option equals the market price of the Company's stock at the date of grant, unless a higher price is established by the Board of Directors, and an option's maximum term is ten years. Options granted under the SIP vest over a three-year period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996:

           Expected term                                      8-10 years
           Expected volatility                                49%
           Annual dividend yield                              0%
           Risk-free interest rate                            6.59-6.74%

                                                          STOCK OPTION ACTIVITY

                                  1994                          1995                       1996
                          -----------------------     -------------------------   -------------------------
                                         Weighted                      Weighted                   Weighted
                                          Average                       Average                    Average
                                         Exercise                      Exercise                   Exercise
                          Shares           Price       Shares            Price     Shares           Price
                         --------       ----------    --------         ---------  --------       ----------
Outstanding at
     beginning
     of year              310,294         $2.90        616,926         $2.90        793,515         $6.31
Granted                   310,511          2.90        270,048         12.94        256,575         32.53
Exercised                    -             -           (88,775)         2.90       (228,375)         3.90
Forfeited                  (3,879)         2.90         (4,684)         4.89        (20,740)        23.76
Outstanding at
     end of year          616,926          2.90        793,515          6.31        800,975         14.94

Options exercisable
     at year end          616,926          2.90        524,781          2.90        412,335          5.56

Weighted average fair
     value of options
     granted during
     the year                             $6.12*                       $8.72                       $22.77



*  Fair value of 1994 options determined by the Board of Directors in 1994.



                                     STOCK OPTIONS OUTSTANDING AND EXERCISABLE

                                        Options Outstanding                       Options Exercisable
                          ------------------------------------------------   ------------------------------
                                                  Weighted
                              Number               Average       Weighted         Number          Weighted
     Range of               Outstanding           Remaining       Average       Exercisable        Average
     Exercise             at December 31,        Contractual     Exercise     at December 31,     Exercise
      Prices                   1996                 Life           Price           1996             Price
      ------                   ----                 ----           -----           ----             -----
$ 2.90                        324,651                (a)           $2.90          324,651          $ 2.90
$10.00 to $17.75              235,804             8.4 years        13.30           79,684           14.13
$22.83 to $33.50              240,520             9.3 years        32.81            8,000           28.25
                              -------                                             -------
$ 2.90 to $33.50              800,975             8.9 years       $14.94          412,335          $ 5.56
                              =======                                             =======

(a) Options granted under the SOP in 1993 and 1994 have no expiration date. They are therefore not included in the total weighted average remaining life.

EMPLOYEE STOCK PURCHASE PLAN

     Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan ("ESPP"), the Company is authorized to issue up to 225,000 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the price at the beginning or the price at the end of the quarterly offering period. Under the ESPP, the Company has sold 9,168 shares as of December 31, 1996. At December 31, 1996, the Company was obligated to issue 1,887 shares under the plans. These shares were issued subsequent to year end.

     Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

           Expected term                               3 months
           Expected volatility                         22% to 30%
           Annual dividend yield                       0%
           Risk-free interest rate                     5.32%-5.68% (annualized)

     The weighted average fair value of those purchase rights granted in 1995 and 1996 was $4.58 and $5.29, respectively.

NOTE 11 - SUBSEQUENT EVENTS

     During January of 1997, the Company purchased approximately 49 acres of land in Chesapeake, Virginia, approximately 10 miles from its Norfolk location for approximately $3,300. The Company plans to replace its Norfolk facility with a new office building and distribution center which will include a new automated conveyor and sortation system. The Company has also entered into contracts to construct and equip the new facility. Total commitments under these contracts approximate $25,700. The new facility is scheduled to begin operations during 1998.

     In preparation for moving to the Chesapeake facility, the Company has listed its Norfolk headquarters and distribution center facility with a commercial real estate agent for sublease. The Company's current lease on its Norfolk facility expires in June, 2004, and the Company will be responsible for rent payments through this date if a suitable sublessee is not found.

     On January 25, 1997, the Company amended its revolving credit agreement to remove collateral security and modify certain financial ratio requirements.

     Subsequent to year end, the Company was in the process of issuing $30,000 in senior unsecured debt. The proceeds from the debt, which will be issued by Dollar Tree Distribution, Inc. and guaranteed by Dollar Tree Stores, Inc. and Dollar Tree Management, Inc., will be used to repay existing indebtedness and for general corporate purposes. The debt will provide for principal payments of $6,000 payable at the end of years three through seven, with the final payment due at maturity in May 2004. The debt will bear interest at a fixed per annum rate equal to the yield on the 5-year U.S. Treasury security plus a spread, which was undetermined as of the date of the financial statements. Interest is payable semi-annually over the life of the debt. The terms of the debt require, among other things, the maintenance of certain specified ratios.

      On March 18, 1997, the Company granted to employees options to purchase 337,750 shares of the Company's Common Stock.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 4, 1997 (the "Proxy Statement"), under the caption "Election of Directors".

     Information set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934", with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information set forth in the Proxy Statement under the caption "Compensation of Executive Officers", with respect to executive compensation, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information set forth in the Proxy Statement under the caption "Ownership of the Common Stock of the Company", with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

     1. Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 24 of this Form 10-K.

     2. Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

     3. Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.


(b) No report on Form 8-K was filed by the Company during the last quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DOLLAR TREE STORES, INC.


DATE: March 28, 1997                       By:     /s/ Macon F. Brock, Jr.
                                               ---------------------------
                                                       Macon F. Brock, Jr
                                           President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                           Date

  /s/ J. Douglas Perry        Chairman of the Board;             March 28, 1997
  ----------------------      Director
     J. Douglas Perry


 /s/ Macon F. Brock, Jr.      President and Chief Executive      March 28, 1997
 -----------------------      Officer; Director (principal
    Macon F. Brock, Jr.       executive officer)


 /s/ H. Ray Compton           Executive Vice President and       March 28, 1997
 ------------------------     Chief Financial Officer; Director
   H. Ray Compton             (principal financial and
                               accounting officer)


 /s/ John F. Megrue           Vice Chairman; Director            March 28, 1997
 -----------------------
   John F. Megrue


 /s/ Allan W. Karp            Director                           March 28, 1997
 -----------------------
   Allan W. Karp


 /s/ Thomas A. Saunders       Director                           March 28, 1997
 -----------------------
   Thomas A. Saunders


 /s/ Alan L. Wurtzel          Director                           March 28, 1997
 -----------------------
  Alan L. Wurtzel


                              Director
-----------------------                                          --------------
    Frank Doczi                                                       Date

                                Index to Exhibits

3    Articles and Bylaws

   3.1 Third Restated Articles of Incorporation of Dollar Tree Stores, Inc. (the "Company"), as amended (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 incorporated herein by this reference).

   3.2 Second Restated Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-88502, incorporated herein by this reference).

10   Material Contracts

(a)       The following documents are filed herewith:

   10.1 Purchase and Sale Agreement by and among Volvo Cars of North America, Inc. the Company, Dollar Tree Properties, Inc. and Dollar Tree Distribution, Inc.

   10.2 First Amendment to Amended and Restated Revolving Credit Agreement by and among the Company, Dollar Tree Distribution, Inc., Dollar Tree Management, Inc. And the Banks and The First National Bank of Boston as Agent for the Banks.

   10.3   First Amendment to the Company's Stock Incentove Plan.

(b) The following document filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 is incorporated herein by this reference:

   10.4 Amended and Restated Revolving Credit Agreement (the "Amended Credit Agreement") among the Company, Dollar Tree Distribution, Inc., Dollar Tree Management, Inc., and The First National Bank of Boston, NationsBank, N.A., Signet Bank, Crestar Bank, First Union National Bank of Virginia, Amsouth Bank of Alabama, and Union Bank of California, N.A. (collectively, the "Banks").

(c) The following documents filed as Exhibit 10.19 - Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 are incorporated herein by this reference:

   10.5 Fourth Amendment to Dollar Tree Stores, Inc. Amended and Restated Stock Option Plan (the "Stock Option Plan") (with forms of Second Amendment to 1993 Stock Option Agreement and Second Amendment to 1994 Stock Option Agreement).

   10.6 Technical Clarification to Dollar Tree Stores, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan").

   10.7 Second Amendment to the Amended and Restated Dollar Tree Stores, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan).

(d) The following document filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year 1995 is incorporated herein by this reference:

   10.8   Non-Competition Agreements--Michael Alper and Pamela Alper.

(e) The following document filed as Exhibit 2 to the Company's Current Report on Form 8-K dated February 14, 1996 for the fiscal year 1995 are incorporated herein by this reference:

   10.9   Agreement for Sale and Purchase of Stock.

(f) The following document filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 is incorporated herein by this reference:

   10.10  Third Amendment to the Stock Option Plan.

(g)       The following documents filed as Exhibit 2.1, Exhibit 10.3, and
          Exhibit 10.13 - Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 are incorporated herein by this reference:

   10.11 Amended and Restated Stockholders Agreement effective March 13, 1995 among the Company, John F. Megrue, Thomas A. Saunders, III, and certain shareholders.

   10.12 Form of First Amendment to the Warrant for the Purchase of Shares of Common Stock of the Company.

   10.13  Second Amendment to the Stock Option Plan.

   10.14  First Amendment to the Deferred Compensation Plan.

   10.15 Dollar Tree Stores, Inc. Stock Incentive Plan (the "Stock Incentive Plan").

   10.16  Dollar Tree Stores, Inc. Employee Stock Purchase Plan

   10.17 First Amendment to the Advisory Agreement between the Company and Saunders, Karp & Company, L.P. (The "Advisory Agreement").

   10.18 Assignment of the Industrial Lease Agreement between Industrial Developments International, Inc. And the Company dated August 9, 1993 (the "Industrial Lease Agreement").

(h) The following document filed as Exhibit 2.1, Exhibit 2.3, Exhibit 10.8, Exhibit 10.19, Exhibit 10.20, Exhibit 10.27, Exhibit 10.31
          Exhibit 10.33 to the Company's Registration Statement on Form S-1, No. 33-88502, incorporated herein by this reference:

   10.19 Agreement for the Purchase and Sale of Stock dated September 24, 1993 among J. Douglas Perry, Patricia W. Perry, Macon F. Brock, Jr., Joan
          P. Brock, H. Ray Compton and The SK Equity Fund, L.P.

   10.20 Securities Purchase Agreement dated September 30, 1993 among the Company, J. Douglas Perry, Patricia W. Perry, Macon F. Brock, Jr, Joan P. Brock, H. Ray Compton, John F. Megrue, Thomas A. Saunders, III, Allan W. Karp, Christopher K. Reilly, and the SK Equity Fund, L.P. and the First Amendment thereto.

   10.21 Form of Warrant for the Purchase of Shares of Common Stock of the Company.

   10.22 Stock Option Plan with exhibits thereto (including the Restrictive Stock Agreement) and First Amendment thereto.

   10.23  Deferred Compensation Plan.

   10.24 Advisory Agreement (annual fee) between the Company and Saunders, Karp & Co., L.P. (The "Advisory Agreement").

   10.25  Industrial Lease Agreement and First Amendment thereto.

   10.26 Lease dated October 1, 1991 by and between DMK Associates and the Company (Parcel 29), Amendment and Assignment.

   10.27 Lease dated October 1, 1991 by and between DMK Associates and the Company (Parcel 31), Amendment and Assignment.

21   Subsidiaries of the Registrant

   21.1   Subsidiaries

23   Consents of Experts and Counsel

   23.1   Consent of Independent Auditors

27   Financial Data Schedule

   27.1   Financial Data Schedule