Form 10-Q
period 1997-03-31
DOLLAR TREE STORES INC
filed 1997-05-15
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)
   (X)    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                  Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


   ( )    Transition report pursuant to Section 13 or 15 (d) of the Securities
                  Exchange Act of 1934

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

                           Yes (X)                            No ( )

As of May 13, 1997, there were 26,011,182 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

                  PART I.  FINANCIAL INFORMATION
                                                                    Page No.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996....................       3

         Condensed Consolidated Income Statements
          Three months ended March 31, 1997 and 1996..............       4

         Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1997 and 1996..............       5

         Notes to Condensed Consolidated Financial Statements.....       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS................       7

                  PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.........................................      10

ITEM 5. OTHER INFORMATION.........................................      11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................      11

              SIGNATURES..........................................      12

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                             (Unaudited)
                                                                              March 31,        December 31,
                                                                                1997               1996
                                                                            ------------       ------------
        ASSETS
Current assets:
     Cash................................................................     $  4,354            $  2,987
     Accounts receivable.................................................          928               1,855
     Merchandise inventories ............................................       89,967              75,081
     Deferred tax asset .................................................        2,150               2,002
     Prepaid expenses and other current assets ..........................        3,494               4,028
                                                                               -------             -------
         Total current assets............................................      100,893              85,953
                                                                               -------             -------
Property and equipment, net..............................................       42,788              36,035
Deferred tax asset.......................................................        1,965               1,947
Goodwill, net ...........................................................       45,924              46,405
Other assets, net........................................................          754                 759
                                                                               -------             -------
         TOTAL ASSETS....................................................     $192,324            $171,099
                                                                               =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of
          revolving credit facility......................................     $  4,500            $      0
     Accounts payable ...................................................       32,813              35,296
     Accrued liabilities ................................................       12,236              14,260
     Income taxes payable................................................        1,502              12,607
     Current installments of obligations
        under capital leases.............................................          295                 302
                                                                               -------             -------
         Total current liabilities.......................................       51,346              62,465
                                                                               -------             -------
Revolving credit facility, excluding
   current installments..................................................       30,000               3,000
Obligations under capital leases,
   excluding current installments........................................          981               1,051
Other liabilities........................................................        3,658               2,993
                                                                               -------             -------
         Total liabilities...............................................       85,985              69,509
                                                                               -------             -------
Subsequent event (note 3)

Shareholders' equity:
     Common stock, par value $0.01. Authorized
       100,000,000 shares, 25,959,379 shares issued and
       outstanding at March 31, 1997 and 25,898,172 shares
       issued and oustanding at Dec. 31, 1996............................          260                 259
     Additional paid-in capital..........................................       32,740              31,555
     Retained earnings...................................................       73,339              69,776
                                                                               -------             -------
         Total shareholders' equity......................................      106,339             101,590
                                                                               -------             -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................     $192,324            $171,099
                                                                               =======             =======

      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                1997                1996
                                                                              --------           ---------
Net sales     ...........................................................     $117,746            $ 84,975
Cost of sales............................................................       76,455              55,905
                                                                                ------              ------

         Gross profit....................................................       41,291              29,070
                                                                                ------              ------

Selling, general and administrative expenses:
   Operating expenses....................................................       32,116              24,288
   Depreciation and amortization.........................................        2,932               2,212
                                                                                ------              ------

         Total selling, general
              and administrative expenses................................       35,048              26,500
                                                                                ------              ------

Operating income.........................................................        6,243               2,570
Interest expense.........................................................          450               1,069
                                                                                ------              ------
Income before income taxes...............................................        5,793               1,501
Provision for income taxes...............................................        2,230                 578
                                                                                ------              ------

         Net income......................................................      $ 3,563             $   923
                                                                                ======              ======

Net income per share ....................................................      $  0.12             $  0.03
                                                                                ======              ======

Weighted average number of common shares and common share equivalents outstanding (note 2):
         Primary ........................................................       28,775              27,795
                                                                                ------              ------
         Fully diluted...................................................       28,738              27,866
                                                                                ------              ------


      See accompanying Notes to Condensed Consolidated Financial Statements

                                        4

                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                1997               1996
                                                                              --------           --------
Cash flows from operating activities:
 Net income..............................................................    $  3,563            $    923
                                                                              --------            -------
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization........................................       2,932               2,212
    Loss on disposal of property and equipment ..........................          25                  60
    Provision for deferred income taxes..................................        (166)                (58)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents,
     (1996 shown net of effects resulting from
      purchase of Dollar Bills, Inc.):
       Accounts receivable...............................................         927                 293
       Merchandise inventories...........................................     (14,886)            (15,891)
       Prepaid expenses and other current assets.........................         534                (325)
       Other assets .....................................................         452                (221)
       Accounts payable..................................................      (2,483)              5,312
       Accrued liabilities...............................................      (2,024)             (1,597)
       Income taxes payable..............................................     (10,246)             (7,932)
       Other liabilities.................................................         665                  33
                                                                              --------            -------
        Total adjustments................................................     (24,270)            (18,114)
                                                                              --------            --------
        Net cash used in operating activities ...........................     (20,707)            (17,191)
                                                                              --------            --------
Cash flows from investing activities:
 Capital expenditures ...................................................      (9,229)             (4,417)
 Payment for purchase of Dollar Bills, Inc.,
  net of cash acquired...................................................           0             (52,209)
                                                                              --------            --------
        Net cash used in investing activities............................      (9,229)            (56,626)
                                                                              --------            --------
Cash flows from financing activities:
 Proceeds from development facility......................................           0              52,630
 Proceeds from revolving credit facility.................................      68,200                   0
 Repayment of revolving credit facility and facility fees................     (37,147)                  0
 Net change in notes payable to bank.....................................           0              11,600
 Principal payments under capital lease obligations......................         (77)               (138)
 Proceeds from options exercised and purchase
  of shares under ESPP...................................................         327                 426
                                                                              --------            -------
        Net cash provided by financing activities........................      31,303              64,518
                                                                              --------            -------
Net increase (decrease) in cash
 and cash equivalents....................................................       1,367              (9,299)
Cash and cash equivalents at beginning of period.........................       2,987              22,415
                                                                              --------            -------
Cash and cash equivalents at end of period...............................    $  4,354            $ 13,116
                                                                              ========            =======
      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at March 31, 1997, and for the three-month period then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1996, contained in the Company's Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

2. STOCK OPTION PLAN, STOCK INCENTIVE PLAN, EMPLOYEE STOCK PURCHASE PLAN AND UNATTACHED WARRANTS

     The Company maintains a stock option plan ("SOP") which was established on December 16, 1993 and a stock incentive plan ("SIP") which was established on January 1, 1995. No additional shares may be granted under the SOP and, under the original terms of the SIP, options for no more than 270,000 shares of common stock may be granted in any calendar year. This restriction on the number of shares granted in any one year was removed by the Board of Directors in a unanimous consent signed March 18, 1997.

     At March 31, 1997 and 1996, options for the following numbers of shares were outstanding under each plan:

                  Options for Shares Outstanding at            Exercise
 PLAN           March 31, 1997         March 31, 1996         Price/Range
 ----           --------------         --------------       -------------

   SOP.....             273,445               432,328            $ 2.90
   SIP.....             776,692               264,888          $10.00 - 40.50

     The options above include options for 306,200 shares, net of lapses and cancellations, granted during the first quarter of 1997 which are not included in the earnings per share calculation.

     On January 1, 1995, the Company also established The Dollar Tree Stores, Inc. Employee Stock Purchase Plan (the "ESPP"). The Company reserved 225,000 shares of common stock for future issuance under the ESPP. The ESPP enables eligible employees, as defined in the ESPP, to buy shares of common stock for 85% of fair market value on the first day or the last day of the applicable offering period, whichever is lower. As of May 13, 1997, 14,292 shares have been purchased under the ESPP.

     Additionally, in 1993 and 1994, the Company issued unattached warrants to purchase a total of 2,482,178 shares of Common Stock to certain shareholders. These warrants carry an exercise price of $1.93 and may be exercised upon the occurrence of certain events.

     The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share," for the year ended December 31, 1997. This accounting pronouncement replaces the calculation and presentation of primary earnings per share with basic earnings per share and of fully diluted earnings per share with diluted earnings per share. Under SFAS No. 128, the pro forma basic earnings per share would have been $0.14 for the three months ended March 31, 1997.
The Company believes that diluted earnings per share under SFAS No. 128 will approximate the Company's fully diluted earnings per share as reported.

3. ISSUANCE OF DEBT

     On April 30, 1997, the Company issued $30 million of Senior Unsecured Notes (the "Notes") due April 30, 2004. The proceeds will be used to repay existing indebtedness and for general corporate purposes, including capital expenditures. The principal amount of the Notes is payable in five equal annual installments of $6 million beginning May 2000. Interest is payable semi-annually at a fixed rate of 7.29%. The Notes contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Notes rank pari passu with all other senior unsecured indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS. The Company has made in this Report, and from time to time may otherwise make, forward looking statements regarding the Company's operations, economic performance, and financial condition. These statements are recognizable by the incorporation of words such as "believe," "anticipate" and "expect." Such forward looking statements are subject to various risks and uncertainties, as discussed throughout this Report, and as summarized in the Company's 1996 Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements."

THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $32.8 million, or 38.6%, to $117.7 million for the three months ended March 31, 1997, from $85.0 million for the three months ended March 31, 1996. Of this increase, (i) approximately 50.3%, or $16.5 million, was attributable to stores opened in 1996 and 1997 which are not included in the Company's comparable store net sales calculation, (ii) approximately 29.6%, or $9.7 million, was attributable to the acquisition of 136 Dollar Bills stores on January 31, 1996, and (iii) approximately 20.1%, or $6.6 million, was attributable to comparable store net sales growth, which represented a 10.9% increase over comparable store net sales in the corresponding quarter of the prior period. Dollar Bills stores are included in the comparable store net sales percentage calculation for the full three-month period, beginning January 1, of each respective year. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Comparable store net sales were driven primarily by an earlier Easter shopping season and a strong in-stock position on seasonal and general merchandise at year-end and throughout the quarter. The Company opened 30 new stores during the first quarter of 1997, compared to 24 new stores opened during the first quarter of 1996 (excluding the addition of 136 Dollar Bills stores in January, 1996).

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

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $12.2 million, or 42.0%, to $41.3 million in the first quarter of 1997 from $29.1 million in the first quarter of 1996. As a percentage of net sales, gross profit increased to 35.1% from 34.2%, primarily due to improved merchandise costs (including freight) and improved occupancy and markdown costs as a percentage of net sales, offset by an increase in distribution costs as a percentage of net sales. Merchandise costs improved in part due to the change in merchandise mix, year over year, in the Dollar Bills stores, which were still operating with a heavier consumable product emphasis in the first quarter of 1996. Throughout 1996, the merchandise mix at Dollar Bills stores was changed to more closely resemble the mix at Dollar Tree stores, therefore management does not anticipate this level of improvement in merchandise costs in the future. Distribution costs increased as a result of start-up costs inherent in the installation of the Company's new Warehouse Management System. This new materials handling technology was installed in all three distribution centers during the first quarter, causing some slight disruption in merchandise flow. Management expects some minor disruption to continue into the second quarter, but believes it will not materially affect the Company's results of operations.

     Selling, general and administrative expenses ("SGA"), which include operating expenses and depreciation and amortization, increased $8.5 million, or 32.3%, to $35.0 million in the first quarter of 1997 from $26.5 million in the first quarter of 1996, and decreased as a percentage of net sales to 29.8% from 31.2% during the same period. This decrease resulted primarily from reduced payroll costs as a percentage of net sales due to the strong comparable store net sales increase. In addition, the decrease in SGA is partially due to the non-recurring expenses last year related to the acquisition of Dollar Bills, Inc., when the Company's operating expenses, not including amortization, increased by approximately $1.3 million due to the acquisition. Amortization of goodwill relating to the acquisition amounted to $0.5 million for the first quarter of 1997.

     Operating income increased $3.7 million, or 142.9%, to $6.2 million for the first quarter of 1997 from $2.6 million for the comparable period in 1996, and increased as a percentage of net sales to 5.3% from 3.0% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense decreased $0.6 million in the first quarter of 1997 compared to the first quarter of 1996 to $0.5 million from $1.1 million during the same period. This decrease is primarily a result of lower levels of debt in the current year compared to early 1996, when the Company had increased borrowings related to the purchase of Dollar Bills, Inc.

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

     In January, 1997, the Company completed the purchase of approximately 50 acres of land in Chesapeake, Virginia, on which it is constructing an expanded headquarters and distribution center facility, to replace its current Norfolk facility. The distribution center will have advanced materials handling technologies, including a new automated conveyor and sortation system. Management believes that upon completion of this facility, the Company's capacity to serve stores will increase to approximately 1,600 units, up from its current capacity of approximately 1,000 units. This Store Support Center project and related costs are expected to require an investment of approximately $34 million. The Company believes that the facility will be operational in early

1998, when it is needed to support continued growth. There can be no assurance, however, that no delays will be experienced in opening the distribution center, or that there will be no complications in the integration of the new automation system. Any such delays or complications may result in significant interruption in the distribution of merchandise and materially adversely affect the Company's business and results of operations.

     During the first three months of 1997 and 1996, net cash used in operations was $20.7 million and $17.2 million, respectively, primarily used to build inventory levels. During the first three months of 1997 and 1996, net cash used in investing activities was $9.2 million and $56.6 million, respectively, the decrease primarily due to payment for the acquisition of Dollar Bills in 1996. In 1997, net cash used in investing activities was in payment of capital expenditures. Net cash provided by financing activities was $31.3 million and $64.5 million during the first three months of 1997 and 1996, the decrease primarily attributable to borrowings incurred in 1996 to fund the acquisition of Dollar Bills. In 1997, net cash provided by financing activities was primarily used to fund seasonal working capital needs.

     On April 30, 1997, the Company issued $30 million of Senior Unsecured Notes (the "Notes") due April 30, 2004. The proceeds will be used to repay existing indebtedness and for general corporate purposes, including capital expenditures. The principal amount of the Notes is payable in five equal annual installments of $6 million beginning May 2000. Interest is payable semi-annually at a fixed rate of 7.29%. The Notes contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Notes rank pari passu with all other senior unsecured indebtedness.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS 128 establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. It replaces the calculation and presentation of primary earnings per share with basic earnings per share and the calculation and presentation of fully diluted earnings per share with diluted earnings per share. The pro forma basic earnings per share calculation under SFAS No. 128 would have been $0.14 for the three months ended March 31, 1997. The calculation and presentation of diluted earnings per share under SFAS No. 128 is not expected to differ materially from the Company's reported fully diluted earnings per share amounts.

                           PART II . OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company has previously reported in its 1996 Annual Report on Form 10-K litigation in the state and federal courts of Illinois involving Michael and Pamela Alper and a corporation they control. There have been no material developments regarding this matter in 1997.

     Additionally, the Company is a party to ordinary routine litigation and proceedings incidental to its business, including certain matters which may occasionally be asserted by the U.S. Consumer Product Safety Commission, none of which is individually or in the aggregate material to the Company.

ITEM 5. OTHER INFORMATION.

     On March 18, 1997, the Board of Directors amended the Company's Stock Incentive Plan to remove the annual limitations on the number of options issuable by the Company. On the same date, the Company granted to employees options to purchase 303,700 shares of the Company's Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The following documents, filed as exhibits 10.1, 10.2 and 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, are incorporated herein by reference.

10.1 Purchase and Sale Agreement by and among Volvo Cars of North America, Inc., the Company, Dollar Tree Properties, Inc. and Dollar Tree Distribution, Inc.

10.2 First Amendment to Amended and Restated Revolving Credit Agreement by and among the Company, Dollar Tree Distribution, Inc., Dollar Tree Management, Inc. and certain Banks and the First National Bank of Boston as Agent for such Banks.

10.3    First Amendment to the Company's Stock Incentive Plan.

     The following documents are filed herewith:

10.4    $30 million, 7.29% Senior Guaranteed Notes, due April 30, 2004 (the
"Notes").

10.5 Composite Conformed Copy of Note Agreements by Dollar Tree Distribution, Inc. and the Company, regarding the Notes.

10.6     Guaranty Agreement by Dollar Tree Management, Inc. regarding the Notes.

(b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         May 13, 1997

                                                 DOLLAR TREE STORES, INC.




                             By: /s/ H. Ray Compton
                                  H. Ray Compton
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (principal financial and accounting officer)