Form 10-Q
period 1997-06-30
DOLLAR TREE STORES INC
filed 1997-08-12
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                           Yes (X)                            No ( )

As of August 1, 1997, there were 39,069,207 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

                  PART I.  FINANCIAL INFORMATION
                                                                        Page No.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996................................. 3

         Condensed Consolidated Income Statements
          Three months and six months ended June 30, 1997 and 1996............ 4

         Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1997 and 1996............................. 5

         Notes to Condensed Consolidated Financial Statements................. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................ 8

                  PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................12

ITEM 5. OTHER INFORMATION.....................................................12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................13

              SIGNATURES......................................................14

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               (Unaudited)
                                                                                June 30,       December 31,
                                                                                  1997             1996
                                                                              ------------     ------------

                   ASSETS
Current assets:
     Cash     ...........................................................       $  5,265          $  2,987
     Accounts receivable.................................................          1,059             1,855
     Merchandise inventories ............................................        103,352            75,081
     Deferred tax asset .................................................          2,294             2,002
     Prepaid expenses and other current assets ..........................          3,276             4,028
                                                                                 -------           -------
         Total current assets............................................        115,246            85,953
                                                                                 -------           -------
Property and equipment, net..............................................         55,935            36,035
Deferred tax asset.......................................................          2,045             1,947
Goodwill, net............................................................         45,442            46,405
Other assets, net........................................................            951               759
                                                                                 -------           -------
         TOTAL ASSETS....................................................       $219,619          $171,099
                                                                                 =======           =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................................       $ 34,625          $ 35,296
     Accrued liabilities ................................................         12,523            14,260
     Income taxes payable................................................            383            12,607
     Current installments of obligations
        under capital leases.............................................            355               302
                                                                                 -------           -------
         Total current liabilities.......................................         47,886            62,465
                                                                                 -------           -------
Revolving credit facility................................................         23,000             3,000
Long-term senior notes (note 4)..........................................         30,000              --
Obligations under capital leases,
   excluding current installments........................................            847             1,051
Other liabilities........................................................          3,773             2,993
                                                                                 -------           -------
         Total liabilities...............................................        105,506            69,509
                                                                                 -------           -------

Shareholders' equity:
     Common stock, par value $0.01. Authorized 100,000,000 shares, 39,052,260 shares issued and outstanding at June 30, 1997 and 38,847,258 shares issued and outstanding at
         December 31, 1996 (note 2)......................................            260               259
     Additional paid-in capital..........................................         34,487            31,555
     Retained earnings...................................................         79,366            69,776
                                                                                 -------           -------
         Total shareholders' equity......................................        114,113           101,590
                                                                                 -------           -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................       $219,619          $171,099
                                                                                 =======           =======


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                 Three Months Ended                        Six Months Ended
                                                                      June 30,                                 June 30,
                                                               -------------------------              --------------------------
                                                                 1997             1996                  1997              1996
                                                               --------         --------              --------          --------
Net sales     ............................................     $129,332         $102,689              $247,078          $187,664
Cost of sales.............................................       83,168           67,030               159,623           122,935
                                                                -------          -------               -------           -------

         Gross profit.....................................       46,164           35,659                87,455            64,729
                                                                -------          -------               -------           -------

Selling, general, and administrative expenses:
   Operating expenses.....................................       32,413           25,480                64,529            49,768
   Depreciation and amortization..........................        3,163            2,593                 6,095             4,805
                                                                -------          -------               -------           -------

         Total selling, general
              and administrative expenses.................       35,576           28,073                70,624            54,573
                                                                -------          -------               -------           -------

Operating income..........................................       10,588            7,586                16,831            10,156
Interest expense..........................................          788            1,555                 1,238             2,624
                                                                -------          -------               -------           -------

Income before income taxes................................        9,800            6,031                15,593             7,532
Provision for income taxes................................        3,773            2,320                 6,003             2,898
                                                                -------          -------               -------           -------

         Net income.......................................     $  6,027         $  3,711              $  9,590          $  4,634
                                                                =======          =======               =======           =======

Net income per share (notes 2 and 3)......................     $   0.14         $   0.09              $   0.22          $   0.11
                                                                =======          =======               =======           =======

Weighted average number of common shares and common share equivalents outstanding (notes 2 and 3):
         Primary .........................................       43,330           42,094                43,301            41,919
                                                                -------          -------               -------           -------
         Fully diluted....................................       43,460           42,094                43,460            41,958
                                                                -------          -------               -------           -------



      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                             ---------------------------
                                                                                                1997             1996
                                                                                             ----------       ----------
Cash flows from operating activities:
 Net income..........................................................................         $  9,590         $  4,634
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization....................................................            6,095            4,805
    Loss on disposal of property and equipment ......................................               37              217
    Provision for deferred income taxes..............................................             (390)            (291)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents,
     (1996 shown net of effects resulting from
      purchase of Dollar Bills, Inc.):
       Accounts receivable...........................................................              796              (79)
         Income taxes receivable.....................................................             --               (439)
       Merchandise inventories.......................................................          (28,271)         (29,819)
       Prepaid expenses and other current assets.....................................              752             (629)
       Other assets .................................................................               11              422
       Accounts payable..............................................................             (671)           6,358
       Accrued liabilities...........................................................           (1,737)          (1,947)
       Income taxes payable..........................................................          (10,489)          (8,244)
       Other liabilities.............................................................              780               45
                                                                                               --------         --------
        Total adjustments............................................................          (33,087)         (29,601)
                                                                                               --------         --------
        Net cash used in operating activities .......................................          (23,497)         (24,967)
                                                                                               --------         --------
Cash flows from investing activities:
 Capital expenditures ...............................................................          (25,069)          (8,616)
 Proceeds from sale of property and equipment........................................             --                 23
 Payment for purchase of Dollar Bills, Inc.,
  net of cash acquired...............................................................             --            (52,209)
                                                                                               --------         --------
        Net cash used in investing activities........................................          (25,069)         (60,802)
                                                                                               --------         --------
Cash flows from financing activities:
 Proceeds from development facility..................................................             --             52,630
 Repayment of development facility...................................................             --            (11,030)
 Proceeds from revolving credit facility.............................................          123,400             --
 Repayment of revolving credit facility and facility fees............................         (103,603)            --
 Proceeds from long-term senior notes................................................           30,000             --
 Net change in notes payable to bank.................................................             --             14,000
 Repayment of senior and junior subordinated notes...................................             --            (14,000)
 Principal payments under capital lease obligations..................................             (151)            (124)
 Proceeds from options exercised and purchase
  of shares under ESPP...............................................................            1,198            2,417
 Proceeds from public offering.......................................................             --             25,819
                                                                                               --------         --------
        Net cash provided by financing activities....................................           50,844           69,712
                                                                                               --------         --------
Net increase (decrease) in cash and cash equivalents.................................            2,278          (16,057)
Cash and cash equivalents at beginning of period.....................................            2,987           22,415
                                                                                               --------         --------
Cash and cash equivalents at end of period...........................................         $  5,265         $  6,358
                                                                                               ========         ========


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at June 30, 1997, and for the three- and six-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1996, contained in the Company's Annual Report on Form 10- K. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

2. STOCK SPLIT

     In connection with a stock dividend authorized by the Board of Directors, the Company issued one-half share of Common Stock for each outstanding share of Common Stock, payable July 21, 1997 to shareholders of record as of July 14, 1997. All share and per share data in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this dividend, having the effect of a three-for-two stock split.

3. STOCK OPTION PLAN, STOCK INCENTIVE PLAN, EMPLOYEE STOCK PURCHASE PLAN AND UNATTACHED WARRANTS

     The Company maintains a stock option plan ("SOP") which was established on December 16, 1993 and a stock incentive plan ("SIP") which was established on January 1, 1995. No additional shares may be granted under the SOP. Under the original terms of the SIP, options for no more than 405,000 shares of common stock may be granted in any calendar year. This restriction on the number of shares granted in any one year was removed by the Board of Directors in a unanimous consent signed March 18, 1997. The Company's shareholders approved an increase in the total number of shares issuable under the SIP from 1,350,000 to 3,600,000 on June 4, 1997.

     At June 30, 1997 and 1996, options for the following numbers of shares were outstanding under each plan:

                       Options for Shares Outstanding at            Exercise
     PLAN              June 30, 1997       June 30, 1996           Price/Range
     ----              -------------       -------------         ---------------
     SOP...........       348,805            550,562                $ 1.93
     SIP...........     1,123,579            716,761            $ 6.67 - 31.33

     The options above include options for 19,500 shares, net of lapses and cancellations, granted during the second quarter of 1997 which are not included in the earnings per share calculation.

     On January 1, 1995, the Company also established the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (the "ESPP"). The Company reserved 337,500 shares of common stock for future issuance under the ESPP. The ESPP enables eligible employees, as defined in the ESPP, to buy shares of common stock for

85% of fair market value on the first day or the last day of the applicable offering period, whichever is lower. As of June 30, 1997, 21,442 shares have been purchased under the ESPP.

     Additionally, in 1993 and 1994, the Company issued unattached warrants to purchase a total of 3,723,262 shares of Common Stock to certain shareholders. These warrants carry an exercise price of $1.29 and may be exercised at any time.

     The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings Per Share, for the year ended December 31, 1997. This accounting pronouncement replaces the calculation and presentation of primary earnings per share with basic earnings per share and of fully diluted earnings per share with diluted earnings per share. Under SFAS No. 128, the pro forma basic earnings per share would have been $0.15 for the three months and $0.25 for the six months ended June 30, 1997. The Company believes that diluted earnings per share under SFAS No. 128 will approximate the Company's fully diluted earnings per share as reported.

4. ISSUANCE OF DEBT

     On April 30, 1997, the Company issued $30.0 million of Senior Unsecured Notes (the "Notes") due April 30, 2004. The principal amount of the Notes is payable in five equal annual installments of $6.0 million beginning May 2000. Interest is payable semi-annually at a fixed rate of 7.29%. The Notes contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Notes rank pari passu with all other senior unsecured indebtedness.

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

THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $26.6 million, or 25.9%, to $129.3 million for the three months ended June 30, 1997, from $102.7 million for the three months ended June 30, 1996. Of this increase, (i) approximately 70%, or $18.6 million, was attributable to stores opened in 1996 and 1997 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 30%, or $8.0 million, was attributable to comparable store net sales growth, which represented an 8.2% increase over comparable store net sales in the corresponding quarter of the prior period. Dollar Bills stores are included in the comparable store net sales percentage calculation. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Comparable store net sales were driven primarily by increased customer traffic at comparable stores during the period and a slight increase in average purchase per customer. The Company opened 45 new stores during the second quarter of 1997, compared to opening 29 new stores and closing three stores during the second quarter of 1996.

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

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $10.5 million, or 29.5%, to $46.2 million in the second quarter of 1997 from $35.7 million in the second quarter of 1996. As a percentage of net sales, gross profit increased to 35.7% from 34.7%, primarily due to improved merchandise costs (including freight), offset by a slight increase in inventory shrinkage as a percentage of net sales. Merchandise costs as a percentage of net sales improved primarily as a result of higher sales of foreign-sourced merchandise, which carries a higher gross margin than domestic goods, in the current period compared to last year. This is due in part to the change in merchandise mix, year over year, in the Dollar Bills stores, which were still operating with a heavier domestic and consumable product emphasis in the second quarter of 1996. Throughout 1996, the merchandise mix at Dollar Bills stores was changed to more closely resemble the mix at Dollar Tree stores.

     Selling, general and administrative expenses ("SGA"), which include operating expenses and depreciation and amortization, increased $7.5 million, or 26.7%, to $35.6 million in the second quarter of 1997 from $28.1 million in the second quarter of 1996, and increased slightly as a percentage of net sales to 27.5% from 27.3% during the same period. This increase in SGA expense is primarily due to the $0.50 per hour increase in the federally mandated minimum wage which took effect on October 1, 1996. The increase would have been higher but for the mitigating effect of payroll cost saving measures implemented by the Company in early 1996. Management anticipates that the additional $0.40 per hour increase in the minimum wage scheduled to take effect on September 1, 1997, will increase payroll costs by $650,000 to $750,000 above otherwise expected levels during the four month period ending December 31, 1997.

     Operating income increased $3.0 million, or 39.6%, to $10.6 million for the second quarter of 1997 from $7.6 million for the comparable period in 1996, and increased as a percentage of net sales to 8.2% from 7.4% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense decreased $0.8 million in the second quarter of 1997 compared to the second quarter of 1996 to $0.8 million from $1.6 million during the same period. This decrease is primarily a result of lower levels of debt in the current year compared to the same period in 1996, when the Company had increased borrowings related to the purchase of Dollar Bills, Inc.


THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $59.4 million, or 31.7%, to $247.1 million for the six months ended June 30, 1997, from $187.7 million for the six months ended June 30, 1996. Of this increase, (i) approximately 58%, or $34.7 million, was attributable to stores opened in 1996 and 1997 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 42%, or $24.7 million, was attributable to comparable store net sales growth, which represented a 9.7% increase over comparable store net sales in the corresponding prior year period. Dollar Bills stores are included in the comparable store net sales percentage calculation for the full six month period, beginning January 1, of each respective year. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. The Company opened 75 new stores during the first six months of 1997 compared to opening 53 new stores and closing three stores during the first six months of 1996.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $22.7 million, or 35.1%, to $87.5 million in the first six months of 1997 from $64.7 million in the first six months of 1996. As a percentage of net sales, gross profit increased to 35.4% from 34.5%, primarily due to improved merchandise costs (including freight), offset by a slight increase in inventory shrinkage as a percentage of net sales. Merchandise costs as a percentage of net sales improved primarily as a result of higher sales of foreign-sourced merchandise, which carries a higher gross margin than domestic goods, in the current period compared to last year. This is due in part to the change in merchandise mix, year over year, in the Dollar Bills stores, which were operating with a heavier consumable product emphasis in the first half of 1996. Throughout 1996, the merchandise mix at Dollar Bills stores was changed to more closely resemble the mix at Dollar Tree stores.

     SG&A increased $16.1 million, or 29.4%, to $70.6 million in the first six months of 1997 from $54.6 million in the first six months of 1996, and decreased as a percentage of net sales to 28.6% from 29.1% during the same period. This decrease is primarily attributable to approximately $2.0 million in non-recurring expenses incurred in 1996 as a result of the Dollar Bills acquisition. Excluding these non-recurring costs, SGA increased as a percentage of net sales to 28.6% in the first six months of 1997 from 28.0% in the first six months of 1996, primarily due to increased hourly payroll costs resulting from the minimum wage increase, as discussed above.

     Operating income increased $6.7 million, or 65.7%, to $16.8 million for the first six months of 1997 from $10.2 million for the comparable period in 1996, and increased as a percentage of net sales to 6.8% from 5.4% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense decreased $1.4 million in the first six months of 1997 compared to the first six months of 1996 to $1.2 million from $2.6 million during the same period. This decrease is primarily a result of lower levels of debt in the current year compared to the same period in 1996, when the Company had increased borrowings related to the purchase of Dollar Bills, Inc.

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

     During the first six months of 1997 and 1996, net cash used in operations was $23.5 million and $25.0 million, respectively, primarily used to build inventory levels. During the first six months of 1997 and 1996, net cash used in investing activities was $25.1 million and $60.8 million, respectively, the decrease primarily due to payment for the acquisition of Dollar Bills in 1996. In 1997, net cash used in investing activities was related to capital expenditures, including $13.1 million related to the construction of the new Store Support Center. This Store Support Center project is proceeding as planned, within the expected timetable and within budget. Net cash provided by financing activities was $50.8 million and $69.7 million during the first six months of 1997 and 1996, respectively, the decrease primarily attributable to borrowings incurred to fund the acquisition of Dollar Bills in January 1996 and to capital raised during a public offering completed in June, 1996. In 1997, net cash provided by financing activities was primarily used for the construction of the new Store Support Center and to fund seasonal working capital needs.

     On April 30, 1997, the Company issued $30.0 million of Senior Unsecured Notes (the "Notes") due April 30, 2004. The proceeds were used to repay existing indebtedness and for general corporate purposes, including capital expenditures. The principal amount of the Notes is payable in five equal annual installments of $6.0 million beginning May 2000. Interest is payable semi-annually at a fixed rate of 7.29%. The Notes contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios. The Notes rank pari passu with all other senior unsecured indebtedness.

     The Company's borrowings under its bank facilities and senior notes were $53.0 million at June 30, 1997, and $62.5 million at June 30, 1996. Borrowings at December 31, 1996, amounted to $3.0 million. Under the Company's bank facilities, an additional $112.0 million is available at June 30, 1997, approximately $20.9 million of which is committed to certain letters of credit issued in relation to the routine purchase of foreign merchandise.

NEW ACCOUNTING PRONOUNCEMENTS

     With the period ending December 31, 1997, the Company will implement SFAS No. 128, Earnings Per Share (see note 3 of the Notes to Condensed Consolidated Financial Statements).


                           PART II. OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 4, 1997, the following individuals were elected to the Board of Directors:

                                         Votes For               Votes Withheld
                                        ----------               --------------
J. Douglas Perry                        24,231,371                     249,040
Thomas A. Saunders, III                 24,230,871                     249,540
Frank Doczi                             24,235,123                     245,288

As Class II directors, Messrs. Perry, Saunders and Doczi will serve until the Annual Meeting of Shareholders in 2000, or such time as successors are elected and qualified.

     John F. Megrue, Macon F. Brock, Jr., H. Ray Compton, Allan W. Karp and Alan
L. Wurtzel continue as directors after the meeting and no elections were held with respect to their offices.

     In addition, the following proposal was approved at the Company's Annual
Meeting:

Amendment to the Company's Stock Incentive Plan to increase the number of shares issuable under the Plan from 1,350,000 to 3,600,000.

   Affirmative Votes         Negative Votes        Abstentions/Broker Non-Votes
   -----------------         --------------        ----------------------------
       22,771,357              270,979                       1,438,075

ITEM 5. OTHER INFORMATION

Grant of Options to Directors

     On June 4, 1997, options to purchase 18,000 shares of Common Stock each were granted to Frank Doczi and Alan Wurtzel as continuing directors, under the terms of the SIP. These options are immediately exercisable and have an exercise price of $31.33 per share.

Registered Public Offering

     On June 23, 1997, certain shareholders of the Company sold 6,900,000 shares (split-effected) of Common Stock pursuant to an effective registration statement. No shares were sold by the Company during this offering.

Stock Dividend

     On July 2, 1997, the Company's Board of Directors announced a 50% stock dividend having the effect of a three-for-two stock split for shareholders of record of common stock as of July 14, 1997. Cash payments were made in lieu of fractional shares. As of the record date, there were 26,037,225 shares of Common Stock outstanding, resulting in a dividend of 13,018,500 shares of Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following documents, filed as exhibits 10.4, 10.5 and 10.6 to the Company's Form 10-Q for the quarter ended March 31, 1997, are incorporated herein by reference:

10.1     $30 million, 7.29% Senior Guaranteed Notes, due April 30, 2004 (the
         "Notes").

10.2 Composite Conformed Copy of Note Agreements by Dollar Tree Distribution Inc. and the Company, regarding the Notes.

10.3     Guaranty Agreement by Dollar Tree Management, Inc. regarding the Notes.

     The following documents, filed as exhibits 10.1 and 10.2 to the Company's Form S-3 filed on June 6, 1997, are incorporated herein:

10.4     Second Amendment to Dollar Tree Stores, Inc. Stock Incentive Plan

10.5 Standard Form of Agreement between Owner (Dollar Tree Stores, Inc.) and Contractor (Clancy & Theys Construction Company)

     The following document is filed herewith:

10.6    Second Amendment to the Amended and Restated Revolving Credit Agreement.


(b) Reports on Form 8-K.

    The Company filed a Form 8-K on June 4, 1997, announcing its intention to file a registration statement with the Securities and Exchange Commission with respect to a proposed offering of shares by certain shareholders. This offering was completed June 23, 1997 (see Item 5, above).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  August 11, 1997

                                          DOLLAR TREE STORES, INC.




                                           By: /s/ Macon F. Brock, Jr.
                                              ---------------------------
                                               Macon F. Brock, Jr.
                                                President and
                                                Chief Executive Officer