Form 10-Q
period 1997-09-30
DOLLAR TREE STORES INC
filed 1997-11-14
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                         TELEPHONE NUMBER (757) 321-5000
               (Registrants telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes (X)                            No ( )

As of November 1, 1997, there were 39,131,538 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

                  PART I.  FINANCIAL INFORMATION
                                                                        Page No.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    Condensed Consolidated Balance Sheets
     September 30, 1997 and December 31, 1996............................     3

    Condensed Consolidated Income Statements
     Three months and nine months ended September 30, 1997 and 1996......     4

    Condensed Consolidated Statements of Cash Flows
     Nine months ended September 30, 1997 and 1996.......................     5

    Notes to Condensed Consolidated Financial Statements.................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.......................     8

                  PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................    11

ITEM 5. OTHER INFORMATION................................................    12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................    12

              SIGNATURES.................................................    12



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               (Unaudited)
                                                                              September 30,     December 31,
                                                                                  1997              1996
                                                                              -------------     ------------
                   ASSETS
Current assets:
     Cash     ...........................................................        $ 4,638          $  2,987
     Accounts receivable.................................................          1,220             1,855
     Merchandise inventories ............................................        133,150            75,081
     Deferred tax asset .................................................          2,800             2,002
     Prepaid expenses and other current assets ..........................          3,795             4,028
                                                                                  ------           -------
         Total current assets............................................        145,603            85,953
                                                                                 -------           -------
Property and equipment, net..............................................         70,581            36,035
Deferred tax asset.......................................................          2,133             1,947
Goodwill, net . . . . ...................................................         44,960            46,405
Other assets, net........................................................          1,122               759
                                                                                  ------           -------
         TOTAL ASSETS....................................................       $264,399          $171,099
                                                                                 =======           =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of revolving
          credit facility................................................       $ 12,500          $   --
     Accounts payable ...................................................         46,774            35,296
     Accrued liabilities ................................................         14,330            14,260
     Income taxes payable................................................          1,742            12,607
     Current installments of obligations
          under capital leases...........................................            309               302
                                                                                 -------           -------
         Total current liabilities.......................................         75,655            62,465
                                                                                 -------           -------
Revolving credit facility,
   excluding current installments........................................         30,000             3,000
Long-term senior notes (note 4)..........................................         30,000              --
Obligations under capital leases,
   excluding current installments........................................            817             1,051
Other liabilities........................................................          3,798             2,993
                                                                                  ------           -------
         Total liabilities...............................................        140,270            69,509
                                                                                 -------           -------

Shareholders' equity:
     Common stock, par value $0.01. Authorized 100,000,000 shares, 39,120,712 shares issued and outstanding at September 30, 1997 and 38,847,258 shares issued and outstanding at
         December 31, 1996 (note 2)......................................            391               259
     Additional paid-in capital..........................................         35,703            31,555
     Retained earnings...................................................         88,035            69,776
                                                                                 -------           -------
         Total shareholders' equity......................................        124,129           101,590
                                                                                 -------           -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................       $264,399          $171,099
                                                                                 =======           =======



      See accompanying Notes to Condensed Consolidated Financial Statements



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended                        Nine Months Ended
                                                                    September 30,                           September 30,
                                                                 1997              1996                  1997            1996
                                                               --------         --------              --------          --------
Net sales     ............................................     $142,386         $110,588              $389,464          $298,252
Cost of sales.............................................       88,550           68,698               248,173           191,633
                                                                -------          -------               -------          --------

         Gross profit.....................................       53,836           41,890               141,291           106,619
                                                                -------          -------               -------           -------

Selling, general, and administrative expenses:
   Operating expenses.....................................       35,444           28,075                99,973            77,843
   Depreciation and amortization..........................        3,327            2,681                 9,422             7,486
                                                                -------           ------                ------            ------

         Total selling, general
              and administrative expenses.................       38,771           30,756               109,395            85,329
                                                                -------          -------               -------           -------

Operating income..........................................       15,065           11,134                31,896            21,290
Interest expense..........................................          971            1,408                 2,209             4,032
                                                                -------           ------                ------            ------

Income before income taxes................................       14,094            9,726                29,687            17,258
Provision for income taxes................................        5,425            3,748                11,428             6,646
                                                                 ------           ------               -------            ------

         Net income.......................................      $ 8,669          $ 5,978              $ 18,259          $ 10,612
                                                                 ======           ======               =======           =======

Net income per share (notes 2 and 3)......................     $   0.20         $   0.14              $   0.42          $   0.25
                                                                =======          =======               =======           =======

Weighted average number of common shares and common share equivalents outstanding (notes 2 and 3):
         Primary .........................................       43,576           42,996                43,606            42,286
                                                                -------          -------               -------           -------
         Fully diluted....................................       43,625           43,060                43,625            42,383
                                                                -------          -------               -------           -------



      See accompanying Notes to Condensed Consolidated Financial Statements



                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                               1997              1996
Cash flows from operating activities:
 Net income..........................................................................         $ 18,259         $ 10,612
 Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization....................................................            9,422            7,485
    Loss on disposal of property and equipment ......................................               77              258
    Provision for deferred income taxes..............................................             (984)            (664)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents,
     (1996 shown net of effects resulting from
      purchase of Dollar Bills, Inc.):
       Accounts receivable...........................................................              635             (411)
       Merchandise inventories.......................................................          (58,069)         (56,291)
       Prepaid expenses and other current assets.....................................              233           (1,527)
       Other assets .................................................................             (160)             267
       Accounts payable..............................................................           11,478           10,971
       Accrued liabilities...........................................................               70           (1,105)
       Income taxes payable..........................................................           (8,269)          (7,412)
       Other liabilities.............................................................              805               57
                                                                                               --------         -------
        Total adjustments............................................................          (44,762)         (48,372)
                                                                                               --------         --------
        Net cash used in operating activities .......................................          (26,503)         (37,760)
                                                                                               --------         --------
Cash flows from investing activities:
 Capital expenditures ...............................................................          (42,600)         (12,495)
 Proceeds from sale of property and equipment........................................             --                 23
 Payment for purchase of Dollar Bills, Inc.,
  net of cash acquired...............................................................             --            (52,209)
                                                                                               --------         --------
        Net cash used in investing activities........................................          (42,600)         (64,681)
                                                                                               --------         --------
Cash flows from financing activities:
 Proceeds from development facility..................................................             --             92,630
 Repayment of development facility...................................................             --            (52,630)
 Proceeds from revolving credit facility.............................................          183,400             --
 Repayment of revolving credit facility and facility fees............................         (144,103)            --
 Proceeds from long-term senior notes................................................           30,000             --
 Net change in notes payable to bank.................................................             --             29,600
 Repayment of senior and junior subordinated notes...................................             --            (14,000)
 Principal payments under capital lease obligations..................................             (227)            (174)
 Proceeds from options exercised and purchase
  of shares under ESPP...............................................................            1,684            2,902
 Proceeds from public offering.......................................................             --             25,819
                                                                                               --------         -------
        Net cash provided by financing activities....................................           70,754           84,147
                                                                                               --------         -------
Net increase (decrease) in cash and cash equivalents.................................            1,651          (18,294)
Cash and cash equivalents at beginning of period.....................................            2,987           22,415
                                                                                               --------         -------
Cash and cash equivalents at end of period...........................................          $ 4,638          $ 4,121
                                                                                                =======          ======


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at September 30, 1997, and for the three- and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1996, contained in the Company's Annual Report on Form 10- K. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

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

     At September 30, 1997 and 1996, options for the following numbers of shares were outstanding under each plan:

                    Options for Shares Outstanding at               Exercise
PLAN          September 30, 1997         September 30, 1996        Price/Range
----          ------------------         ------------------      -------------

SOP.........        308,975                   513,684               $ 1.93
SIP.........      1,083,116                   720,137             $ 6.67 - 35.83

     The options above include options for 2,250 shares granted during the third quarter of 1997 which are not included in the earnings per share calculation.

     On January 1, 1995, the Company also established the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (the "ESPP"). The Company reserved 337,500 shares of common stock for future issuance under the ESPP. The ESPP enables eligible employees, as defined in the ESPP, to buy shares of common stock for 85% of fair market value on the first day or the last day of the applicable offering period, whichever is lower. As of September 30, 1997, 24,560 shares have been purchased under the ESPP.

     Additionally, in 1993 and 1994, the Company issued unattached warrants to purchase a total of 3,723,262 shares of Common Stock to certain shareholders. These warrants carry an exercise price of $1.29 and may be exercised at any time.

     The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings Per Share, for the year ended December 31, 1997. This accounting pronouncement replaces the calculation and presentation of primary earnings per share with basic earnings per share and of fully diluted earnings per share with diluted earnings per share. Under SFAS No. 128, the pro forma basic earnings per share would have been $0.22 for the three months and $0.47 for the nine months ended September 30, 1997. The Company believes that diluted earnings per share under SFAS No. 128 will approximate the Company's fully diluted earnings per share as reported.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS. The Company has made in this Report, and from time to time may otherwise make, forward looking statements regarding the Company's operations, economic performance, and financial condition. These statements are recognizable by the incorporation of words such as "believe," "anticipate" and "expect." Such forward looking statements are subject to various risks and uncertainties, as discussed throughout this Report, as summarized in the Company's 1996 Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements," and as detailed in the Company's most recent prospectus, dated June 19, 1997, under the caption "Risk Factors."

THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $31.8 million, or 28.8%, to $142.4 million for the three months ended September 30, 1997, from $110.6 million for the three months ended September 30, 1996. Of this increase, (i) approximately 75%, or $23.9 million, was attributable to stores opened in 1996 and 1997 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 25%, or $7.9 million, was attributable to comparable store net sales growth, which represented a 7.4% increase over comparable store net sales in the corresponding quarter of the prior period. Dollar Bills stores, which were added on January 31, 1996, are included in the comparable store net sales percentage calculation. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Management believes that a strong in-stock inventory position throughout the quarter, coupled with a favorable retail environment, contributed to the comparable store net sales increase. The Company opened 54 new stores and closed one store during the third quarter of 1997, compared to opening 26 new stores during the third quarter of 1996.

     Management anticipates that the primary source of future net sales growth will be new store openings and, to a lesser degree, sales increases from expanded and relocated stores and comparable store net sales increases. Although the Company has experienced significant increases in comparable store net sales historically, management expects that any increases in comparable store net sales in the future will be smaller than those experienced historically.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $11.9 million, or 28.5%, to $53.8 million in the third quarter of 1997 from $41.9 million in the third quarter of 1996. As a percentage of net sales, gross profit decreased slightly to 37.8% from 37.9%, primarily due to an increase in distribution costs as a percentage of sales offset by a decrease in merchandise costs (including freight). The increase in distribution costs is due in part to costs relating to the Company's new Store Support Center in Chesapeake, Virginia, which is expected to be operational in the first quarter of 1998.

     Selling, general and administrative expenses ("SGA"), which include operating expenses and depreciation and amortization, increased $8.0 million, or 26.1%, to $38.8 million in the third quarter of 1997 from $30.8 million in the third quarter of 1996, and decreased as a percentage of net sales to 27.2% from 27.8% during the same period. This decrease in SGA expense is primarily due to the positive effect of the comparable store net sales increase on fixed costs and to lower legal fees in the current year compared to 1996.

     Operating income increased $3.9 million, or 35.3%, to $15.1 million for the third quarter of 1997 from $11.1 million for the comparable period in 1996, and increased as a percentage of net sales to 10.6% from 10.1% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense decreased $0.4 million in the third quarter of 1997 compared to the third quarter of 1996 to $1.0 million from $1.4 million during the same period. This decrease is primarily a result of the capitalization of interest related to the construction of the new Store Support Center.


THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

RESULTS OF OPERATIONS AND GENERAL COMMENTS

     Net sales increased $91.2 million, or 30.6%, to $389.5 million for the nine months ended September 30, 1997, from $298.3 million for the nine months ended September 30, 1996. Of this increase, (i) approximately 65%, or $58.8 million, was attributable to stores opened in 1996 and 1997 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 35%, or $32.4 million, was attributable to comparable store net sales growth, which represented a 9.1% increase over comparable store net sales in the corresponding prior year period. Dollar Bills stores are included in the comparable store net sales percentage calculation for the full nine month period, beginning January 1, of each respective year. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. The Company opened 129 new stores and closed one store during the first nine months of 1997 compared to opening 79 new stores and closing three stores during the first nine months of 1996.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $34.7 million, or 32.5%, to $141.3 million in the first nine months of 1997 from $106.6 million in the first nine months of 1996. As a percentage of net sales, gross profit increased to 36.3% from 35.7%, primarily due to improved merchandise costs (including freight), offset by increased distribution costs and a slight increase in inventory shrinkage and markdowns as a percentage of net sales. Merchandise costs as a percentage of net sales improved primarily as a result of higher sales of foreign-sourced merchandise, which carries a higher gross margin than domestic goods, in the current period compared to last year. This is due in part to the change in merchandise mix, year over year, in the Dollar Bills stores, which were operating with a heavier consumable product emphasis in the first half of 1996. Throughout 1996, the merchandise mix at Dollar Bills stores was changed to more closely resemble the mix at Dollar Tree stores. As a consequence, management does not expect the increase in gross profit realized in the first three quarters of 1997 to continue at the same rate in the future. Distribution costs increased as a result of start-up costs inherent in the installation of the Company's new Warehouse Management System, which was installed in all three distribution centers in early 1997, and costs relating to the Company's new Store Support Center in Chesapeake, Virginia. Management expects the slight increase in distribution costs to continue through the first quarter of 1998, when the new facility will be put into use, but believes it will not materially affect the Company's results of operations.

     SGA increased $24.1 million, or 28.2%, to $109.4 million in the first nine months of 1997 from $85.3 million in the first nine months of 1996, and decreased as a percentage of net sales to 28.1% from 28.6% during the same period. This decrease is primarily attributable to approximately $2.0 million in non-recurring expenses incurred in 1996 as a result of the Dollar Bills acquisition. Excluding these non-recurring costs, SGA increased as a percentage of net sales to 28.1% in the first nine months of 1997 from 27.9% in the first nine months of 1996, primarily due to increased hourly payroll costs resulting from the federally mandated minimum wage increase. Management anticipates that the additional $0.40 per hour increase in minimum wage, implemented in September 1997, will increase hourly payroll costs by $650,000 to $750,000 above otherwise expected levels during the four month period ending December 31, 1997.

     Operating income increased $10.6 million, or 49.8%, to $31.9 million for the first nine months of 1997 from $21.3 million for the comparable period in 1996, and increased as a percentage of net sales to 8.2% from 7.1% during the same period for the reasons noted above.

INTEREST EXPENSE

     Interest expense decreased $1.8 million in the first nine months of 1997 compared to the first nine months of 1996 to $2.2 million from $4.0 million during the same period. This decrease is primarily a result of lower levels of debt in the current year compared to the same period in 1996, when the Company had increased borrowings related to the purchase of Dollar Bills, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements result primarily from capital expenditures related to new store openings, working capital requirements related to new and existing stores and, in 1997, capital expenditures related to the new Store Support Center. The Company's working capital requirements for existing stores are seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of the year. Historically, the Company has met its seasonal working capital requirements for its existing stores and funded its store expansion program from internally generated funds and borrowings under its credit facilities.

     During the first nine months of 1997 and 1996, net cash used in operations was $26.5 million and $37.8 million, respectively, primarily used to build inventory levels. During the first nine months of 1997 and 1996, net cash used in investing activities was $42.6 million and $64.7 million, respectively, the decrease primarily due to payment for the acquisition of Dollar Bills in 1996. During the first nine months of 1997, net cash used in investing activities was related to capital expenditures, including approximately $25 million related to the construction of the new Store Support Center. Management believes that the Store Support Center project is proceeding as planned, within the expected timetable and budget. Net cash provided by financing activities was $70.8 million and $84.1 million during the first nine months of 1997 and 1996, respectively, the decrease primarily attributable to borrowings incurred to fund the acquisition of Dollar Bills in January 1996 and to capital raised during a public offering completed in June, 1996. In 1997, net cash provided by financing activities was primarily used for the construction of the new Store Support Center and to fund seasonal working capital needs.

     The Company's borrowings under its bank facilities and senior notes were $72.5 million at September 30, 1997, and $76.5 million at September 30, 1996. Borrowings at December 31, 1996, amounted to $3.0 million. Under the Company's bank facilities, an additional $92.5 million is available at September 30, 1997, approximately $11.0 million of which is committed to certain letters of credit issued in relation to the routine purchase of foreign merchandise.

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

     The bankruptcy liquidators for a Hong Kong trading company claim that the Company owes the trading company approximately $440,000 based on invoices found in the trading company's files. A substantial majority of the invoices have either been paid, are in error, or represent goods that were never shipped. In any event, the Company believes that any amounts due as a result of this matter will not exceed the Company's existing reserves.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following document is filed herewith:

10.6     Third Amendment to the Amended and Restated Revolving Credit Agreement.


(b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the quarter.





                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: November 13, 1997

                            DOLLAR TREE STORES, INC.




                             By: /s/ H. Ray Compton
                                -----------------------------
                                    H. Ray Compton
                                    Executive Vice President and
                                    Chief Financial Officer
                                   (principal financial and accounting officer)