Form 10-K
period 1997-12-31
DOLLAR TREE STORES INC
filed 1998-03-30
CIK 935703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 ( X )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                           COMMISSION FILE NO.0-25464

                            DOLLAR TREE STORES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         VIRGINIA                                              54-1387365
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                     500 VOLVO PARKWAY, CHESAPEAKE, VA 23320
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (757) 321-5000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
      NONE                                            NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 24, 1998 was $1,544,759,624 based on a $50 27/32 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock on March 24, 1998 was 39,214,709 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for in Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 4, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after January 1, 1998.

                            DOLLAR TREE STORES, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                     PART I

Item 1.  BUSINESS.......................................................       3

Item 2.  PROPERTIES.....................................................       8

Item 3.  LEGAL PROCEEDINGS..............................................       9

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............      10


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................      10

Item 6.  SELECTED FINANCIAL DATA........................................      10

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................      13

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....      18

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................      19

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..........................      34


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............      35

Item 11. EXECUTIVE COMPENSATION.........................................      35

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...............................................      35

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................      35


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K..................................................      35

         SIGNATURES.....................................................      36

FORWARD LOOKING STATEMENTS. The Company has made in this Report, and from time to time may otherwise make, forward looking statements regarding the Company's operations, economic performance, and financial condition. These statements are recognizable by the incorporation of words such as "believe," "anticipate" and "expect." Such forward looking statements are subject to various risks and uncertainties, as discussed throughout this Report, and as summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operation--Forward Looking Statements."

                                     PART I

ITEM 1.  BUSINESS

GENERAL: Dollar Tree Stores, Inc. ("Dollar Tree" or the "Company") is the leading operator of discount variety stores offering merchandise at the $1.00 price point. The Company's stores, which are designed to be the modern day equivalent of the traditional variety store, offer a wide assortment of quality everyday general merchandise in many traditional variety store categories, including housewares, seasonal goods, food, toys, health and beauty aids, gifts, party goods, stationery, books, hardware, and other consumer items. Virtually all items are sold for $1.00 or less, with the exception of a small number of value items sold in a few select stores. As of December 31, 1997, the Company operated 887 stores, principally in strip centers and malls, in 26 states in the Southeastern, Midwestern, Mid-Atlantic, Southcentral and Northeastern United States.

     The Company was incorporated under the laws of Virginia in 1986 as Only One Dollar, Inc. and changed its name to Dollar Tree Stores, Inc. in 1993. In 1991, the executive officers of the Company effected a number of strategic changes, including (i) shifting the Company's merchandising focus away from closeout merchandise towards its current emphasis on providing selection and value in traditional variety store categories, (ii) focusing its expansion strategy on strip center locations, (iii) accelerating the Company's expansion program and
(iv) improving the depth of the management team and breadth of operational controls. The Company began trading on the NASDAQ National Market under the symbol DLTR in March 1995. In January 1996, the Company acquired all of the outstanding common stock of Dollar Bills, Inc., which operated 136 discount variety stores similar to Dollar Tree under the name of "Dollar Bill$", as well as a distribution center and wholesale division in the Chicago, Illinois area. During 1997, the Company built a new Store Support Center in Chesapeake, Virginia, to increase its capacity to serve its stores.

     The Company's strategy is to continue to expand the existing store base by concentrating on strip-center locations anchored by strong mass merchandisers such as Wal-Mart, Kmart and Target, and selected mall-based locations. In addition, the Company will remain focused on the following key business initiatives: (i) offering value to the customer at the $1.00 price point; (ii) consistently changing the merchandise mix to offer new and exciting products;
(iii) emphasizing performance at the individual store level; (iv) continually refining inventory and cost-control measures; (v) retaining a disciplined, cost-sensitive approach to site selection for new stores; and (vi) capitalizing on Company management's retail experience.

GREENBRIER STORE SUPPORT CENTER: The Company recently replaced its Norfolk distribution facility and headquarters with a new Store Support Center, located in Chesapeake, Virginia, consisting of a distribution center and headquarters facility. The new distribution center contains advanced materials handling technologies, including a new automated conveyor and sorting system, radio-frequency inventory tracking equipment, improved racking and specialized information systems designed to improve inventory movement and controls. The distribution facility became operational in January 1998. The distribution center is currently servicing 235 stores, and management anticipates it will service more than 500 stores by the end of 1998, with an expected ultimate capacity of 800 stores.

CURRENT DEVELOPMENTS: In March 1998, the Company purchased approximately 43 acres of land in Olive Branch, Mississippi, for the purpose of building a new distribution center to replace the existing facility located in Memphis, Tennessee. The new facility will be modeled after the recently completed Chesapeake distribution center and will contain similar advanced materials handling technologies. The Olive Branch facility will be approximately 425,000 square feet and is expected to require an investment of approximately $20 million. Management believes that, upon completion of this facility, the Company's capacity to service stores will increase to approximately 2,000 stores. The Company believes that the facility will be operational in early 1999.

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

     CHANGING MERCHANDISE MIX. The Company supplements its wide assortment of quality everyday core merchandise with a changing mix of new and exciting products, including seasonal goods, such as summer toys, back-to-school products and Christmas wrapping paper and, to a limited extent, selected closeout merchandise. Closeouts comprise no more than 15% of merchandise purchased at cost. The Company also takes advantage of the availability of lower priced, private label goods, which are comparable to national name brands.

     STRONG AND CONSISTENT STORE LEVEL ECONOMICS. The Company believes that its attractive store level economics and the flexibility of its real estate strategy provide it with a wide range of real estate opportunities and will facilitate its continued expansion. The Company's stores have historically been profitable within the first full year of operations, with an average store level operating income of approximately $163,000 (approximately 22% of net sales) for stores whose first full year of operations was 1997. In addition, the operating performance of the Company's stores has been very consistent, with over 90% of the Company's stores opened for the entire year having store level operating income margins in excess of 15% for 1997.

     COST CONTROL. Given the Company's pricing structure, Dollar Tree believes that maintaining sufficient margins and tight control over store expenses, corporate expenses and inventories is critical to its success. Dollar Tree closely manages both retail inventory shrinkage and retail markdowns of inventory, limiting each to an average of less than 2.5% of annual net sales over the last five years. In the past five years, Dollar Tree has maintained gross profit margins in the 36.5% to 37.5% range and increased its operating income margin from 11.2% (excluding recapitalization expenses) to 12.9%. In 1996, as a result of the Dollar Bills acquisition, gross profit margin was slightly impacted by a shift in merchandise mix toward higher levels of domestic, consumable merchandise (for instance, food and health and beauty aids), which generally carry a higher merchandise cost. In 1997, gross profit margin returned to levels experienced prior to the acquisition.

     EXPERIENCED RETAIL MANAGEMENT TEAM. Each of the Company's three executive officers, Macon F. Brock, Jr., J. Douglas Perry and H. Ray Compton, has between 19 and 29 years of experience in the retail industry, and they have worked together for the past 19 years. Additionally, the Company's nine Vice Presidents have significant experience in their areas of operational expertise.

SITE SELECTION AND STORE LOCATIONS: The Company maintains a disciplined, cost sensitive approach to site selection, favoring strip centers and selected enclosed malls. In the last five years, Dollar Tree has opened primarily strip center based stores, which have historically required lower initial capital investment and generated higher operating margins than mall stores. The Company favors opening new stores in strip center locations anchored by strong mass merchandisers such as Wal-Mart, Kmart and Target, whose target customers management believes are similar to those of Dollar Tree. The Company has also begun to open more stores in neighborhood centers anchored by large grocery retailers. Dollar Tree stores have been successful in major metropolitan areas, mid-sized cities and small towns with populations under 25,000, and management believes that Dollar Tree stores can perform well in a variety of locations. Management believes that its stores have a relatively small shopping radius, which permits the concentration of multiple stores in a single market. The Company's ability to open new stores is contingent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

     The prototype for Dollar Tree stores is currently between 4,000 to 4,500 square feet per store, of which approximately 85% to 90% represents selling space. This represents a substantial increase over the company-wide average of approximately 3,500 square feet per store prior to the introduction of the current prototype.

MERCHANDISING AND STORE FORMAT: Dollar Tree's primary goal in merchandising is to offer a wide assortment of products in traditional variety store categories which exceed customer expectations of the value available for $1.00. The Company seeks to accomplish this goal by: (i) offering a balanced mix of everyday core products and changing products in traditional variety store categories, (ii) maintaining a disciplined, global purchasing program and (iii) emphasizing the effective presentation of merchandise in the stores.

     MERCHANDISE MIX. Management believes its merchandise mix differentiates Dollar Tree from other discount variety stores selling at the $1.00 price point. The Company's stores offer a well stocked selection of core and changing products within the traditional variety store categories, although the actual items and brands offered at any one time will vary. The traditional variety store categories featured in Dollar Tree stores include housewares, seasonal goods, food, toys, health and beauty aids, gifts, party goods, stationery, books, hardware, and other consumer items.

     Dollar Tree utilizes seasonal merchandise and, to a limited extent, selected closeout merchandise to add to the variety and freshness in the stores' merchandise. Seasonal goods include summer toys, back-to-school products and Christmas wrapping paper. The Company purchases closeout merchandise, which management believes can be effective in generating recognized value and excitement, as opportunities present themselves, but limits the percentage of total inventory represented by closeout merchandise to less than 15%.

     When the opportunity presents itself, the Company purchases items which it prices at two for $1.00. These items provide sufficient value to the customer without compromising the Company's margin goals. These items are the only items in the store on which a price tag is used, and customers may buy only one item if desired.

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

     The Company purchases merchandise from 650 to 750 vendors annually, buying both directly from manufacturers and indirectly from trading companies and brokers. No vendor accounted for 10% or more of total merchandise purchased in any of the last five calendar years. New vendors are used frequently to offer competitive, yet varied, product selection and to maintain high levels of value.

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

     IMPORTS. In 1996 and 1997, the Company imported approximately 32% and 34%, respectively, of its merchandise based on cost and approximately 35% and 38%, respectively, of its merchandise based on retail directly from vendors located abroad, primarily in Hong Kong and Taiwan (through which the Company's Chinese imports flow), Thailand, Italy, Mexico and Indonesia. The Company expects imports to continue to account for approximately 35% to 40% of total purchases at retail. In addition, the Company believes that a substantial portion of the goods the Company purchases from domestic vendors is indirectly imported from foreign countries.

     China is the source for a substantial majority of the Company's direct imports and, the Company believes, is also the largest source of its indirect imports. The Company's imports from China are generally subject to favorable United States import duties because China is currently afforded "most favored nation" ("MFN") status by the United States. The MFN status of China is reviewed annually by the United States government and is currently extended through July 3, 1998. As a result of outstanding trade and other issues between the United States and China, there is significant opposition in the U.S. Congress to the renewal of MFN status for China. Loss of China's MFN status could impose significantly higher purchasing costs on the Company because of increased tariffs on Chinese goods.

     The countries of Southeast Asia are involved in an emerging economic crisis characterized by currency devaluations, rising interest rates, deteriorating economic growth and declining capital markets. An extended period of financial pressure on overseas markets or fluctuations in the value of the Chinese or Hong Kong currency may result in disruptions in the sourcing of goods, increases in the cost of goods, reductions in the quality of goods, product shortages, nonshipment of goods or strikes.

     The Company believes that it could find alternative sources of supply in response to an increase in tariffs, duties or other import costs or to an interruption or delay in the supply of goods from foreign sources. However, the transition to alternative sources may not occur in time to meet Company demands and products may be of lesser quality and/or more expensive than those currently purchased by the Company, which could have a material adverse effect on the Company's business and results of operations.

     VISUAL MERCHANDISING. Management believes that the presentation of its merchandise is critical to communicating value and excitement to its customers. Stores are attractively designed with the use of vibrant colors, uniform decorative signage and supportive accent lighting. The stores are bright and carpeted and provide background music, helping to create an inviting atmosphere for shoppers. Dollar Tree uses a variety of very adaptable merchandising fixtures, including slat walls, bins and shelving, and adjustable gift displays to allow flexibility and the shifting of the merchandise mix to feature seasonal merchandise. Some of these fixtures have been specifically designed for Dollar Tree, such as the customized shelf display designed to promote the store's polyresin and porcelain gift products at the front of the stores. Dollar Tree maintains a group of Field Merchandise Specialists and Store Display Coordinators to coordinate visual presentation in stores throughout the chain and expedite the store opening process. The Company relies on attractive exterior signage and in-store merchandising as its primary form of advertising and generally does not utilize other forms of advertising.

     Merchandise is displayed in densely stocked bins and shelves and organized by category according to a standard store layout plan used throughout the chain. The wide variety, value and freshness of merchandise at the $1.00 price point and lively appearance of the store create excitement for customers that management believes results in high store traffic, high sales volume and an environment which encourages "impulse" purchases. Night stocking and "recovery" of the stores help maintain the stores' clean and neat appearance as well as ensure that the maximum amount of merchandise is displayed, particularly in the busy fourth quarter. The size of the store, standard layout, merchandising by category, pricing structure and convenient locations combine for a time efficient shopping experience for the customer.

     Centralized check-out at the front of the store and the even-dollar pricing policy ensure that customers are not kept waiting. The Company does not have a point-of-sale system, and credit cards are not accepted.

WAREHOUSING AND DISTRIBUTION. Warehousing and distribution are managed centrally by the Company from its corporate headquarters, which is located on the same site as its Chesapeake distribution center, constructed in 1997. The new distribution center contains advanced materials handling technologies, including a new automated conveyor and sorting system, radio-frequency inventory tracking equipment, improved racking, and specialized information systems designed to improve inventory movement and controls. The distribution facility became operational in January 1998. The distribution center is currently servicing 235 stores, and management anticipates it will service more than 500 stores by the end of 1998, with an expected ultimate capacity of 800 stores. The Company is also building a new distribution facility in Olive Branch, Mississippi. See also "Business-Greenbrier Store Support Center" and "Business-Current Developments."

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

     Stores receive weekly shipments of merchandise from distribution centers based on their anticipated inventory requirements for each week and communication via telephone or electronic mail between store managers and the distribution group. The Company has the ability to make two weekly deliveries to high volume stores during the busy Christmas season. The majority of the Company's inventory is delivered to the stores by contract carriers, supplemented by the Company's distribution fleet, consisting of approximately 21 leased tractors and 60 owned or leased trailers.

     The Company's success depends in large part on the orderly operation of its receiving and distribution process, which depends, in turn, on adherence to shipping schedules (especially those from the Far East) and effective management of the distribution centers. Although management believes that its receiving and distribution process is efficient and well positioned to support the Company's expansion plans, there can be no assurance that the Company has anticipated, or will anticipate all of the changing demands which its expanding operations will impose on its receiving and distribution system. The delivery of merchandise to the stores could be disrupted by delays in the opening of the proposed Olive Branch distribution center, complications in the operations of the Olive Branch or Chesapeake distribution centers, or in the transition from the Memphis facility, or events which may be beyond the control of the Company.

TRADEMARKS. The Company is the owner of Federal service mark registrations for "Dollar Tree," the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price . . . One Dollar," each of which expires in 2003 or later. A small number of the Company's stores operate under the name "Only $1.00," for which the Company has not obtained a service mark registration; if it were required to change the name of these stores, the Company does not believe that this would have a material adverse effect on its business. Additionally, with the acquisition of Dollar Bills in January 1996, the Company became the owner of various Federal service mark registrations, including a concurrent use registration for "Dollar Bill$" and the related logo which expire in 2005. During 1997, the Company acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks "Everything's $1.00," the registration of which is pending, and "The Dollar Store," the registration of which expires in 2001. The Company also occasionally uses various brand names under which it markets products, although management believes that these brand names are not material to the Company's operations.

SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales, operating income and net income. See "Management's Discussion and Analysis--Seasonality and Quarterly Fluctuations."

COMPETITION. The retail industry is highly competitive. The Company's competitors include mass merchandisers (such as Wal-Mart), discount stores (such as Dollar General), variety stores (such as Woolworth), closeout stores (such as Odd Lots and Big Lots) and other $1.00 price point stores. In January 1996, the Company acquired all of the stock of one of its competitors, Dollar Bills. Several of the largest operators of discount stores at the $1.00 price point (or their parent companies) have filed for or emerged from bankruptcy protection in U.S. bankruptcy court and have closed a number of their stores, while others have liquidated in bankruptcy, abandoned the $1.00 price point concept, and/or reconfigured their stores. The Company expects to face increased competition in the future which could have an adverse effect on its financial results.

EMPLOYEES. The Company employed approximately 13,000 employees at December 31, 1997, approximately 3,200 of whom were full-time and 9,800 part-time. The number of part-time employees fluctuates depending on seasonal needs. None of the Company's employees are currently represented by a labor union. On March 31, 1994 and March 20, 1996, the employees of the Company's Norfolk distribution center voted against union representation by the International Brotherhood of Teamsters in elections certified by the National Labor Relations Board. Within the last several months, the Teamsters have actively attempted to organize the Company's employees at its Chesapeake and Chicago distribution centers. There can be no assurance that the Company's employees at any of its three distribution centers will not in the future elect to be represented by a union. The Company considers its relationship with employees to be good and has not experienced significant interruptions of operations due to labor disagreements.

ITEM 2.  PROPERTIES

     As of December 31, 1997, Dollar Tree operated 887 stores in 26 states, 652 of which were located in strip centers and 235 of which were located in malls. A summary of Dollar Tree's historical unit growth by state over the past three years is presented below (number represents stores open as of the date indicated):

                                                 December 31,
                                         ------------------------------
                                         1995         1996         1997
                                         ----         ----         ----
SOUTHEAST:
  Florida.............................    66            85           96
  North Carolina......................    48            52           61
  Georgia.............................    40            50           60
  Tennessee...........................    31            37           41
  Alabama.............................    26            33           38
  South Carolina......................    23            27           35
  Mississippi.........................    12            15           20
MIDWEST:
  Michigan............................    25            49           57
  Illinois............................     1            47           58
  Ohio................................    35            46           49
  Indiana.............................    10            27           28
  Kentucky............................    14            15           19
  Missouri............................     3            13           22
  Wisconsin...........................     0             7           15
  Minnesota...........................     0             3            6
  Iowa................................     0             1            2
MID-ATLANTIC:
  Virginia............................    60            72           84
  Pennsylvania........................    35            45           51
  Maryland............................    20            39           47
  West Virginia.......................     8             9           11
  Delaware............................     2             2            3
SOUTHCENTRAL:
  Texas...............................     9            16           20
  Louisiana...........................     9            12           15
  Arkansas............................     6             9           12
NORTHEAST:
  New York............................    10            16           23
  New Jersey..........................     7            10           14
                                        ----          ----         ----
Total.................................   500           737          887
                                        ====          ====         ====


     Of the 887 Dollar Tree stores open at December 31, 1997, the majority are located in the Southeastern and Midwestern regions of the United States. The acquisition of Dollar Bills in 1996 increased the Company's presence primarily in Illinois, Indiana, Maryland, and Michigan. Additionally, the Company operates three distribution centers, one each in Chesapeake, Virginia, in Memphis, Tennessee and in the Chicago, Illinois, area. The Company anticipates expanding by approximately 200 to 205 stores in 1998.

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

     The Chesapeake distribution center consists of 400,000 square feet; the Memphis distribution center encompasses 244,000 square feet; and the Chicago distribution center comprises 250,000 square feet. The Company believes its distribution centers have the capacity to service 1,600 stores. The Company owns its Chesapeake Store Support Center, constructed in 1997, and continues to lease its former Norfolk distribution center. The lease expires in June 2004. The distribution center in Memphis is also leased; this lease expires in September 2005, with four additional five-year terms available. Additionally, the Company leases the Chicago distribution center; this lease expires in June 2005, with certain options to renew.

     In March 1998, the Company purchased approximately 43 acres of land in Olive Branch, Mississippi, for the purpose of building a new distribution center to replace the existing facility located in Memphis, Tennessee. The new facility will be modeled after the recently completed Chesapeake distribution center and will contain similar advanced materials handling technologies. The Olive Branch facility will be approximately 425,000 square feet and is expected to require an investment of approximately $20 million. Management believes that, upon completion of this facility, the Company's capacity to service stores will increase to approximately 2,000 stores. The Company believes that the facility will be operational in early 1999.

     The Company is liable for rent and pass-through costs under the Norfolk lease until June 2004. In March 1998, the Company subleased its Norfolk facility through June 2004 for an annual amount that management expects will at least equal the Company's annual obligation under the prime lease. In addition, the Company is liable for rent and pass-through costs under the Memphis lease until September 2005, at a current annual cost of approximately $702,000. Although the Company expects to be able to sublease the Memphis facility, no assurance can be given that an acceptable sublease will be secured.

ITEM 3.  LEGAL PROCEEDINGS

     On January 31, 1996, the Company bought all of the capital stock of Dollar Bills, pursuant to a stock purchase agreement. In March and April 1996, Michael and Pamela Alper (the "Alpers"), former shareholders of Dollar Bills, together with a corporation they control, filed lawsuits in the state and federal courts in Illinois, against the Company and one of its employees, relating to the Dollar Bills transaction. The lawsuits sought to recover compensatory damages of not less than $10.0 million, punitive damages, attorney's fees and other relief. The plaintiffs claimed that the Company defrauded the Alpers into selling the wholesale operations which were owned by Dollar Bills; improperly obtained and misused confidential and proprietary information; breached the provisions of a confidentiality agreement and stock purchase agreement relating to the acquisition; intentionally or negligently misrepresented its intentions with respect to the wholesale operations; conspired to violate antitrust law; and violated securities laws.

    The Company filed motions to dismiss the litigation in both state and federal courts. On June 28, 1996, the state court denied the Company's motion to dismiss. Plaintiffs subsequently dismissed their suit in state court voluntarily. The Company then appealed the state court's denial of its motion to dismiss. The Company's appeal was dismissed by the state appellate court on December 15, 1997 for lack of jurisdiction.

    On November 26, 1996, the federal court dismissed all counts of the plaintiffs' lawsuit against the Company and the co-defendant. Plaintiffs' federal securities and federal antitrust claims against the Company were dismissed with prejudice and the state claims were dismissed without prejudice. The plaintiffs did not appeal.

    No litigation is currently pending in this matter. However, in light of the history of this dispute, the Alpers may attempt to refile their state law claims against the Company in the future.

    Based on management's understanding of the facts (which facts are contested by the plaintiffs), and the advice of its lead litigation counsel for this matter in reliance on such facts, the Company believes it is unlikely that the plaintiffs will ultimately prevail on the merits of this dispute. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial condition. Nevertheless, particularly in light of the contested factual assertions, there can be no assurance regarding the ultimate outcome of any future litigation or that any such litigation will not have a material adverse effect on the Company's results of operations or financial condition.

    The Company is also in the process of recalling (in cooperation with the Consumer Products Safety Commission) approximately 155,000 retractable dog leashes sold by the Company. The Company has learned of several minor personal injuries involving the leashes. More importantly, one of the leashes allegedly caused a serious personal injury in January 1998 which may result in a product liability claim. Management does not believe that these injuries will have a material adverse effect on the Company. There can be no assurance, however, that additional serious injuries will not occur in the future.

     Additionally, the Company is a party to ordinary routine litigation and proceedings incidental to its business, including certain matters which may occasionally be asserted by the Consumer Product Safety Commission, none of which is individually or in the aggregate material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1997 calendar year.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "DLTR" since the Company's initial public offering on March 6, 1995. The following table sets forth the high and low sales prices of the Company's Common Stock as reported on the NASDAQ National Market for the periods indicated, restated to reflect 3-for-2 stock splits effected as stock dividends in April 1996 and July 1997.

        1996:                                      High                Low
        -----                                      ----                ---
    First Quarter.............................. $ 20 9/16            10 57/64
    Second Quarter.............................    30                19 21/64
    Third Quarter..............................    28                15 21/64
    Fourth Quarter.............................    28 43/64          20 11/64
       1997:
       -----
    First Quarter.............................. $ 30 21/64           21 1/2
    Second Quarter.............................    33 43/64          28 5/8
    Third Quarter..............................    47 3/8            31 53/64
    Fourth Quarter.............................    44 7/8            34 1/2

     On March 24, 1998, the last reported sale price for the Company's Common Stock as quoted by NASDAQ was $50 5/8 per share. As of March 24, 1998, the Company had approximately 364 shareholders of record.

     The Company anticipates that all of its income in the foreseeable future will be retained for the development and expansion of its business and the repayment of indebtedness, and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company's credit facilities contain financial covenants which restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth for the periods indicated selected financial data for the Company. The selected income statement and balance sheet items which follow have been derived from the Company's consolidated financial statements that have been audited by KPMG Peat Marwick LLP, independent certified public accountants. This information should be read in conjunction with the Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K. The pro forma data have not been audited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein including the matters referred to in footnotes 4 and 5 on page 12.




                                                                                      Year Ended December 31,
                                                                       -----------------------------------------------------
                                                                       1993        1994        1995         1996        1997
                                                                       ----        ----        ----         ----        ----
                                                                           (Dollars in thousands, except per share data
                                                                                  and sales per square foot data)
INCOME STATEMENT DATA:
Net sales.........................................................   $167,753    $231,601    $300,229     $493,037    $635,473
Cost of sales.....................................................    106,318     145,481     187,552      310,900     397,116
                                                                     --------    --------    --------     --------    --------
  Gross profit....................................................     61,435      86,120     112,677      182,137     238,357
                                                                     --------    --------    --------     --------    --------
Selling, general and administrative expenses:.....................
  Operating expenses..............................................     39,559      54,993      70,504      111,401     143,438
  Depreciation and amortization...................................      3,054       4,186       5,468       10,527      13,125
  Recapitalization expenses(1)....................................      4,387         ---         ---          ---         ---
                                                                     --------    --------    --------     --------    --------
    Total.........................................................     47,000      59,179      75,972      121,928     156,563
                                                                     --------    --------    --------     --------    --------
Operating income..................................................     14,435      26,941      36,705       60,209      81,794
Interest expense..................................................      1,837       4,028       2,617        5,193       2,812
                                                                     --------    --------    --------     --------    --------
Income before income taxes and extraordinary loss.................     12,598      22,913      34,088       55,016      78,982
Provision for income taxes........................................      3,152       9,546      13,125       21,181      30,408
                                                                     --------    --------    --------     --------    --------
Income before extraordinary loss..................................      9,446      13,367      20,963       33,835      48,574
Extraordinary loss, net of income tax(2)..........................        ---       1,253         ---          ---         ---
                                                                     --------    --------    --------     --------    --------
Net income........................................................   $  9,446    $ 12,114    $ 20,963     $ 33,835    $ 48,574
                                                                     ========    ========    ========     ========    ========

Income Per Share Data(3):
Basic net income per share........................................               $   0.33    $   0.56     $   0.89    $   1.24
                                                                                 ========    ========     ========    ========
Diluted net income per share......................................               $   0.32    $   0.51     $   0.80    $   1.13
                                                                                 ========    ========     ========    ========

Pro Forma Data:
Net income........................................................   $  9,446
Pro forma adjustment for C corporation income taxes(4)............      1,838
                                                                     --------
Pro forma net income(4)...........................................   $  7,608
                                                                     ========
Pro forma basic net income per share(5)...........................   $   0.20
                                                                     ========
Pro forma diluted net income per share(5).........................   $   0.20
                                                                     ========

Weighted average number of common shares
  outstanding, in thousands(3 and 5)..............................     37,233      37,233      37,271       38,217      39,033
                                                                     ========    ========    ========     ========    ========
Weighted average number of common shares and common
  share equivalents outstanding, in thousands(3 and 5)............     38,158      38,158      41,026       42,171      43,106
                                                                     ========    ========    ========     ========    ========

SELECTED OPERATING DATA:
Number of stores open at end of period(6):
  Mall............................................................        145         154         173          202         235
  Strip center....................................................        183         255         327          535         652
                                                                     --------    --------    --------     --------    --------
    Total.........................................................        328         409         500          737         887
                                                                     ========    ========    ========     ========    ========

Net sales growth(6)...............................................      39.2%       38.1%       29.6%        64.2%       28.9%
Comparable store net sales increase(7)............................       6.9%        9.1%        7.3%         6.2%        7.8%
Average net sales per store(8)....................................   $    555    $    606    $    649     $    691    $    767
Average net sales per square foot(8):
  Mall............................................................   $    224    $    241    $    246     $    249    $    239
  Strip Center....................................................   $    188    $    197    $    209     $    220    $    217
  All Stores......................................................   $    206    $    214    $    221     $    229    $    222

                                                                                          As of December 31,
                                                                        -----------------------------------------------------
                                                                        1993        1994        1995         1996        1997
                                                                        ----        ----        ----         ----        ----
BALANCE SHEET DATA:
Working capital...................................................   $  7,742    $ 14,334    $ 29,133     $ 23,488    $ 60,213
Total assets......................................................     42,188      60,688      91,621      171,099     272,576
Total debt........................................................     17,768      14,205      14,518        4,353      31,121
Shareholders' equity..............................................      3,660      17,274      39,087      101,590     154,926

(1) Represents recapitalization expenses of $4.4 million incurred in connection with a 1993 recapitalization, comprised of $3.6 million of management incentive expenses and $0.8 million of transaction expenses.

(2) Represents redemption premiums of approximately $1.3 million plus write off of original issue discount financing costs of $0.9 million (net of income tax benefit of approximately $0.9 million) on the early retirement of the Company's 12% Senior Subordinated Notes and 12% Junior Subordinated Notes.

(3) The extraordinary loss recognized in 1994 reduced basic and diluted net income per share by $0.03, respectively. Basic and diluted income per share data have been computed by dividing its components by the weighted average number of common shares outstanding, and by the weighted average number of common shares and common share equivalents outstanding, respectively. All warrants and options outstanding at December 31, 1994 have been considered outstanding for the entire year ended December 31, 1994 and are included in the calculation of the weighted average number of common shares and common share equivalents outstanding for net income per share computations in accordance with the rules of the Securities and Exchange Commission. For all periods after December 31, 1994, common share equivalents include the weighted average number of shares subject to stock options and warrants outstanding at the end of the period, after applying the treasury stock method.

(4) Prior to September 30, 1993, the Company was treated as a subchapter S corporation for Federal and certain state income tax purposes. As such, income of the Company for that period was taxable to the individual shareholders rather than to the Company. Accordingly, the provision for income taxes for the nine months ended September 29, 1993, represents corporate level state income taxes on income earned in those states that do not recognize subchapter S corporation status. On September 30, 1993, the Company converted to a subchapter C corporation. Accordingly, income since September 30, 1993 was taxable to the Company. Pro forma net income reflects a provision for income taxes as if the Company were a C corporation for all of 1993 at an assumed effective tax rate of approximately 40%.

(5) Pro forma basic net income per share has been computed by dividing pro forma net income by the weighted average number of common shares outstanding. Pro forma diluted net income per share has been computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include all outstanding stock options and warrants after applying the treasury stock method. All warrants and options outstanding at December 31, 1994 have been considered outstanding for the year ended December 31, 1993, and are included in the calculation of the weighted average number of common shares and common share equivalents outstanding for the pro forma diluted net income per share computation in accordance with the rules of the Securities and Exchange Commission.

(6) The Company closed two stores in 1993, one store in 1994, three stores in 1995, three stores in 1996 and one store in 1997. 1996 data reflects the addition of 136 Dollar Bills stores on January 31, 1996.

(7) Comparable store net sales increase compares net sales for stores open at the beginning of the first of the two periods compared. The comparable store net sales increase calculation for the year ended December 31, 1997 includes net sales of Dollar Bills stores for the twelve months ended December 31, 1996 and December 31, 1997.

(8) For stores open the entire period presented. Dollar Bills stores are only included in the calculation for 1997. The 1996 calculation does not include the 28 stores expanded in 1996 due to remodeling and/or relocation, which increased total square footage by approximately 29,900 square feet. The calculation for 1997 does not include the 29 stores expanded in 1997 due to remodeling and/or relocation, which increased total square footage by approximately 46,000 square feet.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected income statement data as a percentage of net sales:

                                                    Year Ended December 31,
                                                 ----------------------------
                                                 1995       1996         1997
                                                 ----       ----         ----

  Net sales...............................      100.0%     100.0%       100.0%
  Cost of sales...........................       62.5       63.1         62.5
                                                -----      -----        -----
    Gross profit..........................       37.5       36.9         37.5
  Selling, general and
   administrative expenses:
    Operating expenses....................       23.5       22.6         22.5
    Depreciation and amortization.........        1.8        2.1          2.1
                                                -----      -----        -----
      Total...............................       25.3       24.7         24.6
                                                -----      -----        -----
  Operating income........................       12.2       12.2         12.9
  Interest expense........................        0.9        1.1          0.5
                                                -----      -----        -----
  Income before income taxes..............       11.3       11.1         12.4
  Provision for income taxes..............        4.4        4.3          4.8
                                                -----      -----        -----
  Net income..............................        6.9%       6.8%         7.6%
                                                =====      =====        =====



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net sales increased $142.5 million, or 28.9%, to $635.5 million for 1997, from $493.0 million for 1996. Of this increase, (i) approximately 71.0%, or $101.2 million, was attributable to stores opened in 1996 and 1997, which are not included in the Company's comparable store net sales calculation, and (ii) approximately 29.0%, or $41.3 million, was attributable to comparable store net sales growth, which represented a 7.8% increase over comparable store net sales for 1996. The comparable store net sales increase includes sales at Dollar Bills stores for the twelve month periods ended December 31, 1996 and December 31, 1997. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Comparable store net sales increases were driven primarily by a strong in-stock position throughout the year, particularly in the first quarter of the year; increased customer traffic in 1997, coupled with a slight increase in the average purchase per customer; continued improvements in the quality and variety of merchandise offered; and the improved performance in the Dollar Bills stores resulting in part from their shift towards the Dollar Tree merchandise mix throughout 1996. The Company opened 151 new stores and closed one store during 1997, compared to opening 104 new stores and closing three stores during 1996. The Company also added 136 Dollar Bills stores on January 31, 1996.

    Management anticipates that the primary source of future sales growth will be new store openings and, to a lesser degree, comparable store net sales increases. Management expects that any future increases in comparable store net sales will be smaller than those experienced historically, and that decreases in average net sales per square foot will occur as the average store size increases. See "-- Seasonality and Quarterly Fluctuations."

    Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $56.2 million, or 30.9%. As a percentage of net sales, gross profit increased to 37.5% from 36.9%, primarily due to improved merchandise costs (including freight) and improved inventory shrinkage costs as a percentage of net sales, partially offset by an increase in distribution costs as a percentage of net sales. Throughout 1996, management shifted the merchandise mix at Dollar Bills stores away from their historical consumable product emphasis to more closely resemble the merchandise mix at Dollar Tree stores. While this change in mix benefited merchandise costs, management does not anticipate this level of improvement in the future. Distribution costs increased as a result of increased costs inherent in transitioning operations to the new Chesapeake distribution center and in the installation of the Company's new warehouse management system in all three distribution centers early in 1997. In 1998, management expects its recently elevated level of distribution costs, as a percentage of net sales, to continue due to the construction of the new Olive Branch facility. Costs could further increase in the event of a failure to sublease the leased facilities in Memphis. The Company is liable for rent and pass-through costs under the Memphis lease until September 2005, at a current annual cost of approximately $702,000. Management also expects that shipping costs from Asia may increase in 1998 as a result of the announcement by a trans-Pacific ocean-shipping cartel that it will try to force a 10% rate increase in the spring of 1998. In 1997, the Company's shipping costs from Asia were approximately $7 million, or 1.1% of net sales.

    Selling, general and administrative expenses, which include operating expenses and depreciation and amortization, increased $34.6 million, or 28.4%, but decreased slightly as a percentage of net sales to 24.6% from 24.7%. This decrease, as a percentage of net sales, resulted primarily from approximately $2.5 million in expense incurred in 1996 as a result of the Dollar Bills acquisition and litigation. Amortization of goodwill relating to the Dollar Bills acquisition amounted to $1.9 million for 1997. Excluding the expenses incurred in 1996 related to the Dollar Bills acquisition, selling, general and administrative expenses increased as a percentage of sales to 24.6% in 1997 from 24.2% in 1996 primarily due to an increase of approximately $2 million in payroll costs resulting from the federally mandated increase in the hourly minimum wage. Management believes that the increase in 1998 payroll costs due to this minimum wage change will be greater than in 1997.

    Operating income increased $21.6 million, or 35.9%, to $81.8 million for 1997 from $60.2 million for 1996, and increased as a percentage of net sales to 12.9% from 12.2% during the same period for the reasons noted above.

    Interest expense decreased $2.4 million to $2.8 million in 1997 compared to $5.2 million in 1996. This decrease was primarily a result of lower levels of debt in 1997 compared to 1996, when the Company had increased borrowings related to the purchase of Dollar Bills. In 1997, the Company capitalized $916,000 of interest relating to the construction of the Chesapeake facility. Interest charges on debt incurred to finance the construction of the Chesapeake Store Support Center will not be capitalized in 1998 but will be charged to interest expense. The Company expects to capitalize the interest incurred in 1998 relating to the construction of the Olive Branch facility.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net sales increased $192.8 million, or 64.2%, to $493.0 million for 1996, from $300.2 million for 1995. Of this increase, (i) approximately 54.3%, or $104.7 million, was attributable to the 136 Dollar Bills stores added on January 31, 1996, (ii) approximately 37.2%, or $71.8 million, was attributable to 198 stores opened in 1995 and 1996, which are not included in the Company's comparable store net sales calculation, and (iii) approximately 8.5%, or $16.3 million, was attributable to comparable store net sales growth, which represented a 6.2% increase over comparable store net sales for 1995. Dollar Bills stores are not included in the comparable store net sales calculations for 1996. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Management believes that this increase in volume resulted from strong holiday selling seasons in 1996, increased inventory levels compared to the preceding year, and continued improvements in the quality and variety of merchandise offered. The Company opened 104 new stores (in addition to the 136 Dollar Bills stores added on January 31, 1996), and closed three stores during 1996 compared to opening 94 new stores and closing three stores during 1995.

    Gross profit increased $69.5 million, or 61.6%. As a percentage of net sales, gross profit decreased to 36.9% from 37.5%, reflecting, as a percentage of net sales, decreased merchandise margin (gross profit before inventory shrinkage, markdowns, and distribution and occupancy costs) and a slight increase in inventory shrinkage, partially offset by lower inbound freight costs and lower store occupancy costs. The decrease in merchandise margin as a percentage of net sales is a result of increased sales of domestically purchased products which generally carry a lower gross margin than imported merchandise. The increase in inventory shrinkage is due largely to higher shrinkage experienced at the Dollar Bills stores. The decrease in inbound freight arose primarily from more favorable terms negotiated with shippers and consolidators. The decrease in store occupancy costs as a percentage of net sales is a result of the comparable store net sales growth.

    As a result of the Dollar Bills acquisition in 1996, there was a shift in overall merchandise mix toward higher levels of domestic, consumable merchandise (for instance, food and health and beauty aids), which generally carry a higher merchandise cost. Management believes that changes in the overall merchandise mix arising from the acquisition are substantially complete and that the Company will continue to carry somewhat higher levels of domestic, consumable merchandise than in prior years. However, the Company expects imports to continue to account for approximately 35% to 40% of total purchases at retail.

    Selling, general and administrative expenses increased $46.0 million, or 60.5%, but decreased as a percentage of net sales to 24.7% from 25.3% during the same period. The decrease is due primarily to strengthened cost controls relating to hourly payroll at the store level. Management does not expect similar payroll cost savings in the future due to federally mandated increases in the minimum wage. During 1996, the Company's operating expenses incurred in connection with the Dollar Bills acquisition and litigation amounted to approximately $2.5 million. Depreciation and amortization expense increased $5.0 million, increasing as a percentage of net sales to 2.1% from 1.8% for 1995. Of this increase, $1.8 million related to the amortization of goodwill recognized in connection with the acquisition of Dollar Bills.

    Operating income increased $23.5 million, or 64.0%, to $60.2 million for 1996 from $36.7 million for 1995 and remained constant as a percentage of net sales at 12.2%.

    Interest expense increased $2.6 million to $5.2 million in 1996 compared to $2.6 million in 1995. This increase is a result of increased borrowing incurred in connection with the Dollar Bills acquisition. The development facility used for the acquisition was repaid prior to year end. In addition, the Company redeemed and extinguished its 9% Subordinated Notes in June 1996.

SUBSEQUENT EVENTS

     In March 1998, the Company entered into an agreement to sublease its Norfolk facility through June 2004. See "Properties".

    In March 1998, the Company purchased approximately 43 acres of land in Olive Branch, Mississippi, for the purpose of building a new distribution center to replace the existing facility located in Memphis, Tennessee. The new facility will be modeled after the recently completed Chesapeake distribution center and will contain similar advanced materials handling technologies. The Olive Branch facility will be approximately 425,000 square feet and is expected to require an investment of approximately $20 million. Management believes that, upon completion of this facility, the Company's capacity to service stores will increase to approximately 2,000 stores. The Company believes that the facility will be operational in early 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing capital requirements result primarily from capital expenditures related to new store openings and working capital requirements related to new and existing stores. The Company's working capital requirements for existing stores are seasonal in nature and typically reach their peak near the end of the third and beginning of the fourth quarter of the year. Historically, the Company has met its seasonal working capital requirements for existing stores and funded its store expansion program from internally generated funds and borrowings under its credit facilities.

    During 1995, 1996 and 1997, net cash provided by operations was $27.2 million, $39.2 million and $69.7 million, respectively. Net cash used in investing activities during the same periods was $11.6 million, $68.7 million, and $57.5 million, respectively. During 1995, net cash used in investing activities consisted primarily of capital expenditures relating to new store expansion. During 1996, $52.2 million (net of cash acquired) was used for the purchase of Dollar Bills, funded with borrowings under the Company's credit facility, in addition to capital expenditures relating to new store expansion. During 1997, net cash used in investing activities consisted primarily of capital expenditures relating to the Chesapeake Store Support Center and new store expansion. Net cash provided by financing activities during the same periods was $0.8 million, $10.1 million and $28.5 million, respectively. In 1995, the funds provided were primarily a result of the exercise of stock options granted under the Company's Stock Option Plan. In 1996, the funds provided were primarily a result of the issuance of 1,125,000 shares of common stock in a public offering completed in June and the exercise of stock options granted under the employee stock compensation plans, reduced by the repayment of subordinated debt and notes payable to banks. In 1997, net funds provided by financing activities were primarily the result of the issuance of $30 million of Senior Notes.

    The Company expects to expand by approximately 200 to 205 stores during 1998. In 1997, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $168,000 per store. The Company's cash needs for opening new stores in 1998 are expected to total approximately $34.9 million, $19.5 million of which is budgeted for capital expenditures and $15.4 million of which is budgeted for initial inventory and pre-opening costs. The Company's total planned capital expenditures for 1998 are approximately $50 million, including approximately $20 million relating to the Olive Branch distribution center and including planned expenditures for expanded and relocated stores, additional equipment for the distribution centers and computer system upgrades.

    On September 27, 1996, the Company entered into an amended and restated credit agreement with its banks which currently provides for a $135 million unsecured revolving credit facility to be used for working capital, letters of credit and development needs, bearing interest at the agent bank's prime rate or LIBOR plus a spread, at the Company's option. As of December 31, 1997, the interest rate was approximately 6.5%. The credit agreement, among other things, requires the maintenance of certain specified ratios, restricts the amount of capital expenditures, restricts the payments of cash dividends and other distributions, limits the amount of debt, prohibits a change in control of the Company, establishes minimum beneficial ownership requirements of the founding shareholders and requires that aggregate borrowings must be paid down to a specified amount for at least 30 consecutive days at any time between December 1 and March 1 through March 1, 2000. The original maturity date of the facility was May 31, 2000, which was extended to May 31, 2002 in 1997.

    On April 30, 1997, the Company issued $30 million of 7.29% unsecured Senior Notes. The proceeds from the issuance of the Notes were used to pay down a portion of the revolving credit facility, which enabled the Company to use that credit facility to fund capital expenditures for the new Store Support Center. The Company pays interest on the Notes semi-annually on April 30 and October 30 each year and will pay principal in five equal annual installments of $6 million beginning April 30, 2000. The Note holders have the right to require the Company to prepay the Notes in full without premium upon a change of control or upon certain asset dispositions or certain other transactions by the Company. The Note agreements, among other things, prohibit certain mergers and consolidations, require the maintenance of certain specified ratios, require that the Notes rank pari passu with the Company's other debt and limit the amount of Company debt. In the event of default or a prepayment at the option of the Company, the Company is required to pay a prepayment penalty equal to a make-whole amount.

   Except for the cost of the new Olive Branch facility, the Company believes that it can adequately fund its planned capital expenditures and working capital requirements for the next several years from net cash provided by operations and availability under its credit facilities. The Company plans to borrow an additional $20 million under a proposed loan facility to fund the cost of the proposed Olive Branch distribution center. The Company believes that it will obtain the required consent from its existing lenders for the proposed loan facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales, operating income and net income. The highest sales periods for the Company are the Christmas and Easter seasons. A disproportionate amount of the Company's net sales and a substantial majority of the Company's operating and net income are generally realized during the fourth quarter. In anticipation of increased sales activity during these months, the Company purchases substantial amounts of inventory and hires a significant number of temporary employees to bolster its permanent store staff. If for any reason the Company's net sales were below seasonal norms during the fourth quarter or Easter season, including as a result of merchandise delivery delays due to receiving or distribution problems, the Company's operating results, particularly operating and net income, could be adversely affected. Historically, net sales, operating income and net income have been weakest during the first quarter, and the Company expects this trend to continue. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the net sales contributed by new stores and the merchandise mix.

    Shifts in the timing of certain holidays may also have an effect on quarterly results. In 1998, the Easter holiday will fall in the second quarter instead of the first quarter, as it did in 1997. This change could have an adverse impact on comparable store net sales in the first quarter of 1998 because the Company expects that most 1998 Easter sales will occur in the second quarter.

    The following table sets forth certain unaudited results of operations for each quarter of 1996 and 1997. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period. Although the Company has experienced significant increases in comparable store net sales historically, management expects that any increases in comparable net sales in the future will be smaller than those experienced historically.

                                                         Quarter Ended
                    ----------------------------------------------------------------------------------------
                       Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                         1996       1996       1996       1996       1997       1997       1997       1997
                    ----------------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Net sales............  $84,975   $102,689   $110,588   $194,785   $117,746   $129,332   $142,386   $246,009
Gross profit.........  $29,070   $ 35,659   $ 41,890   $ 75,518   $ 41,291   $ 46,164   $ 53,836   $ 97,066
Operating income.....  $ 2,570   $  7,586   $ 11,134   $ 38,919   $  6,243   $ 10,588   $ 15,065   $ 49,898
Stores open at end
  of period..........      660        686        712        737        767        812        865        887
Comparable store net
  sales increases....     11.8%       1.5%       4.3%       7.6%      10.9%       8.2%       7.4%       5.5%


INFLATION AND OTHER ECONOMIC FACTORS

    The Company's ability to provide quality merchandise at the $1.00 price point is subject to certain economic factors which are beyond the Company's control, including inflation, minimum wage levels, operating costs, consumer confidence and general economic conditions. There can be no assurance that such factors will remain favorable and in particular that hourly minimum wage rates, health care costs, shipping costs, or other costs will remain at current levels. The federally mandated minimum wage increased by $0.50 per hour on October 1, 1996 and by an additional $0.40 per hour on September 1, 1997. These changes increased payroll costs by approximately $2 million during 1997, and management believes that the increase in 1998 payroll costs due to the minimum wage changes will be greater than in 1997. On February 12, 1998, President Clinton announced support for a plan that would raise the minimum wage by an additional $0.50 per hour in January 1999 and an additional $0.50 per hour in 2000. Management expects that this plan, if it is passed into law, will have a significantly greater impact on payroll costs than the increases in the minimum wage implemented in 1996 and 1997. Additionally, in November 1997, an ocean-shipping cartel indicated that it would try to force a 10% rate increase on U.S. imports from Asia in the spring of 1998. In 1997, the Company's shipping costs from Asia were approximately $7 million. Unless offsetting cost savings are realized (and no assurance can be given that they will be), an increase in inflation, minimum wage levels, shipping costs or other operating costs, or a decline in consumer confidence or general economic conditions, could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company's ability to pass on any incremental costs through price increases.

YEAR 2000 COMPLIANCE

    The Company utilizes a significant number of in-house and vendor-supplied computer software programs across its entire organization, including applications used in purchasing, distribution, retail store management, financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary.

    The Company has conducted a preliminary assessment of its computer systems and made inquiries regarding the computer systems of other entities with which the Company does business, such as contractors, suppliers and creditors. Management believes that the Company's internal systems, including computer programs housed on its mainframe and those used to accumulate data from its stores, are currently Year 2000 compliant. Given information known at this time about the Company's systems, management does not expect Year 2000 compliance costs to have a material adverse impact on the Company's business or results of operations. No assurance can be given, however, that unanticipated or undiscovered Year 2000 compliance problems will not have a material adverse effect on the Company's business or results of operations. In addition, if the Company's significant contractors, suppliers or creditors do not successfully achieve Year 2000 compliance, the Company's business and operations could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statements No. 128, EARNINGS PER SHARE (SFAS 128), No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE (SFAS 129), No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130), and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131). The Company adopted SFAS 128 for the year ended December 31, 1997 and recalculated its net income per share accordingly. SFAS 129 continues the requirements to disclose certain information about an enterprise's capital structure prescribed by previous accounting standards; the Company's current disclosures are in compliance with the requirements of SFAS 129. SFAS 130 and SFAS 131 are effective for the Company beginning January 1998 and for the year ended December 31, 1998, respectively.

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's operations, economic performance and financial condition. Such statements may be identified by the use of words such as "believe," "anticipate" and "expect." The forward-looking statements concern, among other things, the Company's expansion plans and store openings; sales per square foot and comparable store net sales trends; dependence on imports and vulnerability to import restrictions, particularly nonrenewal of MFN status and the imposition of punitive duties, the Asian financial crisis and other factors relating to China; the projected capacity and the performance of the Chesapeake and the proposed Olive Branch distribution centers; the opening date and cost of the Olive Branch distribution center; the subleasing of the Memphis facility; labor disagreements and union organizing activities; increases in shipping or distribution costs; increases in costs including the impact of increases in the minimum wage; the Dollar Bills litigation; the potential products liability claims; adverse economic factors; purchasing abilities; and capital requirements. Such forward-looking statements are subject to various known and unknown risks and uncertainties. Actual results, performance or actions of the Company could differ materially from those currently anticipated due to a number of factors, including those discussed here.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..............................................  20

Consolidated Balance Sheets as of December 31, 1996 and 1997..............  21

Consolidated Income Statements for the years ended December 31,
     1995, 1996 and 1997..................................................  22

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1995, 1996 and 1997.....................................  23

Consolidated Statements of Cash Flows for the years ended December 31,
     1995, 1996 and 1997..................................................  24

Notes to Consolidated Financial Statements................................  25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Dollar Tree Stores, Inc.:

         We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                            /s/ KPMG Peat Marwick LLP

Norfolk, Virginia
January 20, 1998

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997

                                                                                              1996                1997
                                                                                              ----                ----
                                                                                                (In thousands, except
                                            ASSETS                                                   share data)
Current assets:
    Cash and cash equivalents.........................................................  $      2,987        $     43,695
    Accounts receivable...............................................................         1,855               1,406
    Merchandise inventories...........................................................        75,081              89,066
    Deferred tax asset (Note 2).......................................................         2,002               5,093
    Prepaid expenses and other current assets.........................................         4,028               3,762
                                                                                           ---------           ---------

          Total current assets........................................................        85,953             143,022
                                                                                           ---------           ---------

Property and equipment (Note 4):
    Land..............................................................................          -                  6,275
    Buildings.........................................................................          -                  7,864
    Leasehold improvements............................................................        23,376              32,010
    Furniture and fixtures............................................................        33,867              46,841
    Transportation vehicles...........................................................         1,420               1,463
    Construction in progress..........................................................         1,596              22,459
                                                                                           ---------           ---------
          Total property and equipment................................................        60,259             116,912

    Less accumulated depreciation and amortization....................................        24,224              34,841
                                                                                           ---------           ---------

          Net property and equipment..................................................        36,035              82,071
                                                                                           ---------           ---------

Deferred tax asset (Note 2)...........................................................         1,947               2,029
Goodwill, net of accumulated amortization (Note 3)....................................        46,405              44,478
Other assets..........................................................................           759                 976
                                                                                           ---------           ---------

          TOTAL ASSETS................................................................  $    171,099        $    272,576
                                                                                          ==========           =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable..................................................................  $     35,296        $     44,058
    Accrued liabilities (Note 5)......................................................        14,260              19,526
    Income taxes payable (Note 2).....................................................        12,607              18,908
    Current installments of obligations under capital leases (Note 4).................           302                 317
                                                                                           ---------           ---------

          Total current liabilities...................................................        62,465              82,809

Senior notes (Note 6).................................................................          -                 30,000
Revolving credit facility (Note 6)....................................................         3,000                 -
Obligations under capital leases, excluding current installments (Note 4).............         1,051                 804
Other liabilities.....................................................................         2,993               4,037
                                                                                           ---------           ---------

          Total liabilities...........................................................        69,509             117,650
                                                                                           ---------           ---------

Commitments, contingencies and subsequent events (Notes 4, 6, 7, 8, 11 and 12)

Shareholders' equity (Notes 7, 8 and 11):
    Common stock, par value $0.01.  Authorized 100,000,000 shares,
      38,847,258 shares and 39,139,965 shares issued and outstanding at December 31,
      1996 and 1997, respectively.....................................................           259                 391
    Additional paid-in capital........................................................        31,555              36,185
    Retained earnings.................................................................        69,776             118,350
                                                                                           ---------           ---------

          Total shareholders' equity..................................................       101,590             154,926
                                                                                           ---------           ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................  $    171,099        $    272,576
                                                                                           =========           =========

       See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                  Years ended December 31, 1995, 1996 and 1997


                                                                                     1995               1996            1997
                                                                                     ----               ----            ----
                                                                                      (In thousands, except per share data)

Net sales..................................................................     $    300,229     $     493,037     $    635,473
Cost of sales .............................................................          187,552           310,900          397,116
                                                                                 -----------       -----------      -----------

              Gross profit.................................................          112,677           182,137          238,357
                                                                                 -----------       -----------      -----------

Selling, general and administrative expenses (Notes 3, 4, 7, 10 and 11):

       Operating expenses..................................................           70,504           111,401          143,438
       Depreciation and amortization.......................................            5,468            10,527           13,125
                                                                                 -----------       -----------      -----------
              Total selling, general and administrative expenses...........           75,972           121,928          156,563
                                                                                 -----------       -----------      -----------

Operating income...........................................................           36,705            60,209           81,794
Interest expense (Note 6)..................................................            2,617             5,193            2,812
                                                                                 -----------       -----------      -----------

Income before income taxes.................................................           34,088            55,016           78,982
Provision for income taxes (Note 2)........................................           13,125            21,181           30,408
                                                                                 -----------       -----------      -----------

              Net income...................................................     $     20,963     $      33,835     $     48,574
                                                                                 ===========       ===========      ===========

Net income per share (Note 9):
    Basic net income per share.............................................     $       0.56     $        0.89     $       1.24
                                                                                 ===========       ===========      ===========

    Weighted average number of common shares outstanding...................           37,271            38,217           39,033
                                                                                 ===========       ===========      ===========

    Diluted net income per share...........................................     $       0.51     $        0.80     $       1.13
                                                                                 ===========       ===========      ===========

    Weighted average number of common shares
       and common share equivalents outstanding............................           41,026            42,171           43,106
                                                                                 ===========       ===========      ===========



       See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 1995, 1996 and 1997


                                                                              Series A       Series A
                                                            Common             Class I       Class II
                                                             stock             stock          stock             Common
                                                            shares             shares         shares              Stock
                                                            ------             ------         ------              -----
                                                                         (In thousands, except share data)

Balance at December 31, 1994..........................         -             18,616,391       18,616,391         $     -
Net income for the year ended December 31, 1995.......         -                     -                -                -
Conversion of Series A Class I and II, no par stock,
    into Common Stock, $0.01 par value (Note 8).......      37,232,782      (18,616,391)     (18,616,391)             165
Exercise of stock options, including income
    tax benefit of $592 (Note 11).....................         133,162               -                -                 1
                                                           -----------      -----------      -----------          -------

Balance at December 31, 1995..........................      37,365,944               -                -               166
Transfer from additional paid-in capital for Common
    Stock dividend....................................             -                 -                -                83
Net income for the year ended December 31, 1996.......             -                 -                -                -
Issuance of stock under Employee Stock Purchase
    Plan (Note 11)....................................          13,752               -                -                -
Issuance of stock in public offering (Note 8).........       1,125,000               -                -                 8
Exercise of stock options, including income
    tax benefit of $2,266 (Note 11)...................         342,562               -                -                 2
                                                           -----------      -----------      -----------          -------

Balance at December 31, 1996..........................      38,847,258               -                -               259
Transfer from additional paid-in capital for Common
    Stock dividend....................................             -                 -                -               130
Net income for the year ended December 31, 1997.......             -                 -                -                -
Issuance of stock under Employee Stock Purchase
    Plan (Note 11)....................................          14,765               -                -                -
Exercise of stock options, including income
    tax benefit of $2,752 (Note 11)...................         277,942               -                -                 2
                                                           -----------      -----------      -----------          -------

Balance at December 31, 1997..........................      39,139,965               -                -       $       391
                                                           ===========      ===========      ==========       ===========


                                                              Additional
                                                               paid-in           Retained      Shareholders'
                                                               capital           earnings         equity
                                                               -------           --------         ------
                                                                    (In thousands, except share data)


Balance at December 31, 1994..........................       $    2,296        $  14,978        $    17,274
Net income for the year ended December 31, 1995.......              -             20,963             20,963
Conversion of Series A Class I and II, no par stock,
    into Common Stock, $0.01 par value (Note 8).......             (165)              -                  -
Exercise of stock options, including income
    tax benefit of $592 (Note 11).....................              849               -                 850
                                                                -------          -------           --------

Balance at December 31, 1995..........................            2,980           35,941             39,087
Transfer from additional paid-in capital for Common
    Stock dividend....................................              (83)              -                  -
Net income for the year ended December 31, 1996.......              -             33,835             33,835
Issuance of stock under Employee Stock Purchase
    Plan (Note 11)....................................              180               -                 180
Issuance of stock in public offering (Note 8).........           25,325               -              25,333
Exercise of stock options, including income
    tax benefit of $2,266 (Note 11)...................            3,153               -               3,155
                                                                -------          -------           --------

Balance at December 31, 1996..........................           31,555           69,776            101,590
Transfer from additional paid-in capital for Common
    Stock dividend....................................             (130)              -                  -
Net income for the year ended December 31, 1997.......              -             48,574             48,574
Issuance of stock under Employee Stock Purchase
    Plan (Note 11)....................................              343               -                 343
Exercise of stock options, including income
    tax benefit of $2,752 (Note 11)...................            4,417               -               4,419
                                                                -------          -------           --------

Balance at December 31, 1997..........................       $   36,185        $ 118,350        $   154,926
                                                                =======          =======           ========



       See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1996 and 1997



                                                                                      1995          1996         1997
                                                                                      ----          ----         ----
                                                                                                (In thousands)

Cash flows from operating activities:
    Net income.............................................................       $   20,963     $  33,835    $   48,574
    Adjustments to reconcile net income to net cash provided by operating          ---------      --------      --------
       activities:
          Depreciation and amortization....................................            5,467        10,527        13,125
          Loss on disposal of property and equipment.......................              248           275           290
          Provision for deferred income taxes..............................              579        (1,010)       (3,173)
          Changes in assets and liabilities increasing (decreasing) cash and cash equivalents:
               Accounts receivable.........................................               46        (1,026)          449
               Merchandise inventories.....................................           (8,069)      (18,673)      (13,985)
               Prepaid expenses and other current assets...................             (810)       (1,544)          266
               Other assets................................................              (47)          683           (14)
               Accounts payable............................................            6,441         9,879         8,762
               Accrued liabilities.........................................            2,348         3,426         5,266
               Income taxes payable........................................            1,558         2,833         9,053
               Other liabilities...........................................           (1,531)            2         1,044
                                                                                    --------        ------       -------
                    Total adjustments......................................            6,230         5,372        21,083
                                                                                    --------        ------       -------

                    Net cash provided by operating activities..............           27,193        39,207        69,657
                                                                                    --------        ------       -------

Cash flows from investing activities:
    Capital expenditures...................................................          (11,614)      (16,530)      (57,501)
    Proceeds from sale of property and equipment...........................               32            59            50
    Purchase of Dollar Bills, Inc., net of cash acquired of $414...........             -          (52,216)         -
                                                                                    --------       -------       -------

                    Net cash used in investing activities..................          (11,582)      (68,687)      (57,451)
                                                                                    --------       -------       -------

Cash flows from financing activities:
    Repayments of revolving credit facilities..............................           (9,550)     (148,643)     (209,600)
    Proceeds from revolving credit facilities..............................            9,550       151,643       206,600
    Proceeds from development facility.....................................              -          52,630          -
    Repayment of development facility......................................              -         (52,630)         -
    Repayments of senior subordinated notes................................              -          (7,000)         -
    Repayments of junior subordinated notes................................              -          (7,000)         -
    Principal payments on notes payable to bank............................              -          (6,900)         -
    Proceeds from senior notes.............................................              -             -          30,000
    Payment of credit facility fees........................................              -            (445)         (203)
    Principal payments under capital lease obligations.....................              (62)         (271)         (305)
    Proceeds from exercise of stock options................................              850         3,155         1,667
    Proceeds from public offering..........................................              -          25,333          -
    Proceeds from stock purchased under the Employee Stock Purchase Plan...              -             180           343
                                                                                    --------        ------       -------

                    Net cash provided by financing activities..............              788        10,052        28,502
                                                                                    --------        ------       -------
Net increase (decrease) in cash and cash equivalents.......................           16,399       (19,428)       40,708
Cash and cash equivalents at beginning of year.............................            6,016        22,415         2,987
                                                                                    --------        ------       -------

Cash and cash equivalents at end of year...................................       $   22,415     $   2,987    $   43,695
                                                                                    ========       =======       =======

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest, net of amount capitalized.................................       $    2,634     $   4,042    $    3,414
                                                                                    ========       =======       =======

       Income taxes........................................................       $   10,396     $  15,656    $   24,288
                                                                                    ========       =======       =======


       See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         Dollar Tree Stores, Inc. (DTS) owns and operates discount variety retail stores which sell substantially all items for $1.00. The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Memphis, Tennessee and in the Chicago, Illinois area. Most of the Company's stores are located in the eastern half of the United States. The Company's merchandise includes housewares, seasonal goods, food, toys, health and beauty aids, gifts, party goods, stationery, books, hardware and other consumer items. A substantial portion of the Company's merchandise is purchased directly or indirectly from countries in the Far East, principally China. The Company is not dependent on a few suppliers.

Principles of Consolidation

         DTS has two wholly owned subsidiaries, Dollar Tree Management, Inc.
(DTM) and Dollar Tree Distribution, Inc. (DTD). DTM provides management, retail store leasing, accounting and administrative services to DTS for a fee, and DTD provides merchandise procurement, purchasing, warehousing and distribution services to DTS for a fee. Effective October 29, 1996, DTD established a wholly owned subsidiary, Dollar Tree Properties, Inc. (DTP). DTP is organized as a real estate holding company and owns certain undeveloped property. The consolidated group is referred to throughout the notes as "the Company". The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 1997 includes $39,400 of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. There were no such investments held at December 31, 1996. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is assigned to store inventories using the retail inventory method, determined on a first-in, first-out (FIFO) basis. Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventories amounted to $3,589 and $4,546 at December 31, 1996 and 1997, respectively.

Property and Equipment

         Property and equipment are stated at cost. Buildings are depreciated using the straight-line method over 39 years, the estimated useful life of the assets. Furniture and fixtures are depreciated using the straight-line method over four to seven years, the estimated useful lives of the respective assets. Transportation vehicles are depreciated using the straight-line method over four to six years, the estimated useful lives of the respective assets. Leasehold improvements and assets held under capital leases are amortized using the straight-line method over three to ten years, the estimated useful lives of the respective assets or terms of the related leases, whichever is less.

         Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997, $916 of interest cost was capitalized. No interest was capitalized in 1995 or 1996.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)


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

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date of such change.

Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25), and related Interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123).

Net Income Per Share

         As required, the Company adopted the provisions of SFAS No. 128, EARNINGS PER SHARE (SFAS No. 128), for the year ended December 31, 1997. Basic net income per share as calculated in accordance with SFAS No. 128 has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of common share equivalents and has been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include all outstanding stock options and warrants after applying the treasury stock method. The market price used in applying the treasury stock method was $6.67 per share (the original public offering price) for the periods prior to March 6, 1995 and the closing market price of the stock at the end of each day thereafter. All share and per share data in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the implementation of SFAS No. 128.

         In connection with stock dividends authorized by the Board of Directors in 1996 and 1997, the Company issued one-half share for each outstanding share of Common Stock, payable April 19, 1996 to shareholders of record as of April 5, 1996 and payable July 21, 1997 to shareholders of record as of July 14, 1997, respectively. All share and per share data in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect these dividends, each having the effect of a three-for-two stock split.

New Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for the reporting and display of comprehensive income; however, it does not affect the principles of measurement of items that comprise comprehensive income. This Statement is effective for the Company beginning January 1, 1998.

         In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement requires publicly-held entities to report financial and descriptive information about their reportable operating segments. Reportable operating segments are components of an entity about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for the Company for the year ended December 31, 1998.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)


Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2 -  INCOME TAXES

         The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consists of the following:



                                                                         1995            1996              1997
                                                                         ----            ----              ----
         Federal--Current.....................................      $    10,966      $    19,160       $   29,028
         Federal--Deferred....................................              468             (877)          (2,787)
         State--Current.......................................            1,580            3,031            4,553
         State--Deferred......................................              111             (133)            (386)
                                                                     ----------       ----------        ----------

                                                                    $    13,125      $    21,181       $   30,408
                                                                     ==========       ==========        ==========

         A reconciliation of the statutory Federal income tax rate and the effective rate for the years ended December 31, 1995, 1996 and 1997 follows:



                                                                 1995               1996              1997
                                                                 ----               ----              ----
      Statutory tax rate....................................     35.0%              35.0%             35.0%
      Effect of:
         State and local income taxes, net of
            Federal income tax benefit......................      3.3                3.4               3.4
         Other, net.........................................      0.2                0.1               0.1
                                                                -----              -----            ------

      Effective tax rate....................................     38.5%              38.5%             38.5%
                                                                 ====               ====            ======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the balance sheet based on the classification of the underlying asset or liability. Significant components of the Company's net deferred tax assets as of December 31, 1996 and 1997 are as follows:



                                                                                    1996           1997
                                                                                    ----           ----
      Deferred tax assets:
         Deferred compensation, due to accrual for financial
            reporting purposes............................................      $     247       $     186
         Property and equipment, principally due to differences
            in depreciation...............................................           1,921          2,450
         Accrued expenses, due to accrual for financial
            reporting purposes............................................           1,432          4,116
         Inventories, due to differences in inventory valuation
            for book and tax purposes.....................................           1,212          2,363
                                                                                   -------        -------

                Total deferred tax assets.................................           4,812          9,115
                                                                                   -------        -------

      Deferred tax liabilities:
         Supplies inventory, due to difference in accounting
            for store supplies for book and tax purposes..................            (174)          (131)
         Goodwill, due to differences in amortization.....................            (689)        (1,862)
                                                                                   --------       --------

                Total deferred tax liabilities............................            (863)        (1,993)
                                                                                   -------        --------

                Net deferred tax assets...................................      $    3,949      $   7,122
                                                                                   =======        ========



         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to 1995, 1996 and 1997 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)


NOTE 3 - ACQUISITION

         On January 31, 1996, the Company acquired all of the outstanding capital stock of Dollar Bills, Inc. (Dollar Bills), formerly known as Terrific Promotions, Inc., which owned and operated 136 discount variety retail stores under the name Dollar Bill$. The Company has assumed operations of a distribution center and wholesale division in the Chicago area. The acquisition was accounted for by the purchase method of accounting and these consolidated financial statements include the operating results of Dollar Bills from the date of acquisition through December 31, 1997. The acquisition cost for the purchase was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed with the excess purchase price allocated to goodwill. Total cash paid was $52,630 and goodwill of $48,170 was recorded on the date of acquisition. Accumulated amortization relating to goodwill approximates $1,765 and $3,692 at December 31, 1996 and 1997, respectively.

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


                                                                                       Pro forma
                                                                                    income statement
                                                                                       (Unaudited)
                                                                                ------------------------
                                                                                  1995           1996
                                                                                  ----           ----
                 Net sales.............................................     $    404,079     $    499,519
                                                                              -- -------      -----------

                 Gross profit..........................................          140,176          183,940
                 Selling, general and administrative expenses..........          (96,144)        (124,171)
                                                                              -----------     ------------

                 Operating income......................................           44,032           59,769

                 Interest expense......................................           (6,973)          (5,567)
                                                                              -----------     ------------

                 Income before income taxes............................           37,059           54,202

                 Provision for income taxes............................          (14,268)         (20,867)
                                                                              -----------     ------------

                 Net income...........................................      $     22,791     $     33,335
                                                                              ===========     ============
                 Net income per share:
                    Basic..............................................     $       0.61     $       0.87
                                                                              ===========     ============

                    Diluted............................................     $       0.56     $       0.79
                                                                              ===========     ============


         The pro forma 1995 income statement reflects adjustments related to the elimination of duplicative operating costs associated with Dollar Bills' corporate headquarters and distribution facility; amortization of goodwill over a 25-year period; interest expense related to acquisition debt; and income taxes relating to the conversion of Dollar Bills to a C corporation at an assumed effective rate of 38.5%.

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

         Pro forma basic net income per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding. Pro forma diluted net income per share is computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include all outstanding stock options and warrants after applying the treasury stock method. The market price used in applying the treasury stock method was $6.67 (the original public offering price) per share for the periods prior to March 6, 1995 and the closing market price of the stock at the end of each day thereafter.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)


NOTE 4 - LEASES

         Future minimum lease payments under noncancelable store, distribution center and former corporate headquarters operating leases and the present value of future minimum capital lease payments as of December 31, 1997 are as follows:


                                                                                    Capital      Operating
                                                                                    leases        leases
                                                                                    -------      ---------

      Year ending December 31:
         1998   ...........................................................      $     396     $   40,195
         1999   ...........................................................            323         38,223
         2000   ...........................................................            314         32,001
         2001   ...........................................................            244         23,140
         2002   ...........................................................             21         13,830
         Later years.......................................................           -            23,261
                                                                                   -------       --------
      Total minimum lease payments.........................................          1,298     $  170,650
                                                                                                 ========

      Less amount representing interest (at an average rate of
         approximately 8%).................................................            177
                                                                                   -------

      Present value of net minimum capital lease payments..................          1,121
      Less current installments of obligations under
         capital leases....................................................            317
                                                                                   -------

      Obligations under capital leases, excluding current
         installments......................................................      $     804
                                                                                   =======


         The above payments include amounts for leases that were signed prior to December 31, 1997 for stores that were not open as of December 31, 1997. Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.

         The Company is a party to a lease agreement for the former corporate headquarters and distribution center in Norfolk, Virginia, with a partnership owned by certain Company shareholders. The lease includes land, a building and certain equipment and expires in June 2004 with options to renew for three five-year periods. The lease currently provides for an aggregate annual rental payment of $656 which is included in the future minimum lease payments above. The Company also leases properties for three of its stores from related partnerships. The total rental payments related to the leases for the former corporate headquarters and distribution center and these stores were $765, $746 and $789 for the years ended December 31, 1995, 1996 and 1997, respectively. Rental payments for these properties are included in the rental expense disclosure below.

         Included in property and equipment at December 31, 1996 and 1997 are leased furniture and fixtures and transportation vehicles with a cost of $1,671 and $1,744 and accumulated amortization of $373 and $702 at December 31, 1996 and 1997, respectively.

         Rental expense for store, distribution center and former corporate headquarters operating leases included in the accompanying consolidated income statements for the years ended December 31, 1995, 1996 and 1997 was as follows:


                                                                   1995            1996            1997
                                                                   ----            ----            ----
      Minimum rentals.....................................     $   16,619      $   27,685       $   35,441
      Contingent rentals..................................          1,231           1,060            1,490
                                                                ---------       ---------        ---------

                Total.....................................     $   17,850      $   28,745       $   36,931
                                                                =========       =========        =========

NOTE 5 - ACCRUED LIABILITIES

         Accrued liabilities as of December 31, 1996 and 1997 consisted of the following:


                                                                                     1996          1997
                                                                                     ----          ----
      Compensation and benefits............................................       $  6,186     $    9,283
      Taxes (other than income taxes)......................................          6,934          8,664
      Other ...............................................................          1,140          1,579
                                                                                   -------       --------

                Total......................................................       $ 14,260     $   19,526
                                                                                   =======       ========

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)

NOTE 6 - LONG-TERM DEBT

         On December 31, 1994, the Company issued $7,000 of noncallable 9% Senior Subordinated Notes and $7,000 of noncallable 9% Junior Subordinated Notes (collectively, 9% Subordinated Notes) to certain Company shareholders. The 9% Subordinated Notes were paid in full during June 1996.

         Interest expense related to this debt was $1,260 and $574 for the years ended December 31, 1995 and 1996, respectively.

          On January 11, 1996, the Company replaced its previous credit agreement with a new credit facility which provided for, among other things:
(1) a $60,000 development facility, bearing interest at LIBOR, plus a spread and (2) a $60,000 working capital line and letter of credit facility, bearing interest at LIBOR, plus a spread.

         On September 27, 1996, the Company entered into an Amended and Restated Revolving Credit Agreement with its banks (the Agreement). The Agreement provides for, among other things: (1) a $135,000 revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; (2) an annual facilities fee and annual agent's fee payable quarterly; and (3) the reduction of amounts outstanding under the Agreement for a period of 30 consecutive days between each December 1 and March 1 to the following:


          December 1, 1997 to March 1, 1998......................  $30,000
          December 1, 1998 to March 1, 1999......................   20,000
          December 1, 1999 to March 1, 2000......................   10,000

         There are no reduction requirements beyond those indicated above.

         The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the amount of capital expenditures and the payment of certain distributions, prohibits the incurrence of certain new indebtedness and establishes certain minimum beneficial ownership requirements of the founding shareholders. The Agreement was amended to remove collateral requirements in January 1997. Also during 1997, the Agreement was amended to extend its term for two additional years. The Agreement matures on May 31, 2002. During 1996 and 1997, the weighted average interest rate charged by the banks under the Company's credit agreements approximated 6.5% and 6.4%, respectively. At December 31, 1997, approximately $28,500 of the $135,000 available under the Agreement was committed to certain letters of credit issued in relation to the routine purchase of foreign merchandise.

         On April 30, 1997, the Company issued $30,000 of 7.29% unsecured Senior Notes (Notes). The principal amount is payable in five equal annual installments of $6,000 beginning April 30, 2000. Interest is payable semi-annually on April 30 and October 30 of each year. The Note holders have the right to require the Company to prepay the Notes in full without premium upon a change of control or upon certain other transactions by the Company. The Note agreements, among other things, prohibit certain mergers and consolidations, require the maintenance of certain specified ratios, require that the Notes rank pari passu with the Company's other debt and limit the amount of Company debt. In the event of default or a prepayment at the option of the Company, the Company is required to pay a prepayment penalty equal to a make-whole amount.

         The carrying value of the Company's long-term debt approximates its fair value. The fair value is estimated by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities.

NOTE 7 - MANAGEMENT ADVISORY SERVICES

         The Company has a financial and management advisory service agreement with one of its nonemployee shareholders. The agreement initially provided for the payment of $250 annually. During 1995, the shareholder agreed to reduce the annual payment to $200 over the remaining term of the agreement. The agreement is terminable by vote of the Company's Board of Directors. During the years ended December 31, 1995, 1996 and 1997, the Company paid $210, $200 and $200, respectively, under this agreement.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)


NOTE 8 - SHAREHOLDERS' EQUITY

         The Company issued unattached warrants to purchase 1,861,633 shares of Common Stock on September 30, 1993 for $0.27 per warrant and unattached warrants to purchase 1,861,633 shares of Common Stock on February 22, 1994 for $0.27 per warrant. The warrants, which are held by certain Company shareholders, carry an exercise price of $1.29 per share, have been exercisable since March 6, 1995 (the effective date of the Company's initial public offering), and expire on December 31, 2003. All warrants were outstanding at December 31, 1997.

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

         On June 10, 1996, the Company sold 1,125,000 shares of Common Stock, $0.01 par value per share, pursuant to a registration statement filed on Form S-3 under the Securities Act of 1933. In connection with this offering, the Company received $25,333, net of offering expenses.

NOTE 9 - NET INCOME PER SHARE

         The following table sets forth the calculation of basic and diluted net income per share:



                                                                        1995            1996             1997
                                                                        ----            ----             ----
                                                                       (In thousands, except per share data)
      Basic net income per share:
         Net income..............................................    $20,963           $33,835        $48,574
                                                                     -------           -------        -------
         Weighted average number of common shares
              outstanding........................................     37,271            38,217         39,033
                                                                      ------            ------         ------

                  Basic net income per share.....................      $0.56             $0.89          $1.24
                                                                       =====             =====          =====

      Diluted net income per share:

         Net income..............................................    $20,963           $33,835        $48,574
                                                                     -------           -------        -------
         Weighted average number of common shares
              outstanding........................................     37,271            38,217         39,033
         Dilutive effect of stock options and warrants (as deter-
              mined by applying the treasury stock method).......      3,755             3,954          4,073
                                                                       -----             -----          -----
         Weighted average number of common shares and
              common share equivalents outstanding...............     41,026            42,171         43,106
                                                                      ------            ------         ------

                  Diluted net income per share...................      $0.51             $0.80          $1.13
                                                                       =====             =====          =====


NOTE 10 - PROFIT SHARING AND 401(K) RETIREMENT PLAN

         The Company maintains a defined contribution profit sharing and 401(k) plan which is available to all employees over 21 years of age who have completed one year of service in which they have worked at least 1,000 hours. Eligible employees may make elective salary deferrals. The Company may make contributions at its discretion.

         Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated income statements for the years ended December 31 were as follows:


            1995.......................................     $  1,059
            1996.......................................        1,949
            1997.......................................        2,827

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)


NOTE 11 - STOCK COMPENSATION PLANS

         At December 31, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB No. 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized in the accompanying consolidated income statements for the stock-based compensation plans under APB No. 25.

         The Company adopted the disclosure-only option under SFAS No. 123 as of January 1, 1996. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                                 1995            1996              1997
                                                                 ----            ----              ----
         Net income:
           As reported....................................      $20,963          $33,835          $48,574
                                                                =======          =======          =======

           Pro forma......................................      $20,617          $32,506          $45,873
                                                                =======          =======          =======

         Basic net income per share:
           As reported....................................        $0.56            $0.89            $1.24
                                                                  =====            =====            =====

           Pro forma......................................        $0.55            $0.85            $1.18
                                                                  =====            =====            =====

         Diluted net income per share:
           As reported....................................        $0.51            $0.80            $1.13
                                                                  =====            =====            =====

           Pro forma......................................        $0.50            $0.77            $1.06
                                                                  =====            =====            =====

         The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered. These pro forma amounts may not be representative of future disclosures because compensation cost is reflected over the options' vesting periods and because additional options may be granted in future years.

Fixed Stock Option Plans

         The Company has two fixed stock option plans. Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 465,447 shares of Common Stock in 1993 and 465,864 shares in 1994. Options granted under the SOP have an exercise price of $1.93 and are fully vested at the date of grant.

         On June 4, 1997, the Company's shareholders approved an increase in the total number of shares issuable under the 1995 Stock Incentive Plan (SIP) from 1,350,000 to 3,600,000. Under the original terms of the SIP, options for no more than 405,000 shares of Common Stock may be granted in any calendar year. This restriction on the number of shares granted in any one year was removed by the Board of Directors in 1997. Under the SIP, the exercise price of each option equals the market price of the Company's stock at the date of grant, unless a higher price is established by the Board of Directors and an option's maximum term is ten years. Options granted under the SIP vest over a three-year period.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997:

         Expected term..................................      8-10 years
         Expected volatility............................      49%
         Annual dividend yield..........................      0%
         Risk-free interest rate........................      5.83-6.74%

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)


                                                              Stock Option Activity

                                          1995                          1996                          1997
                                 -----------------------      ------------------------     ------------------------
                                               Weighted                       Weighted                    Weighted
                                                Average                        Average                     Average
                                               Exercise                       Exercise                    Exercise
                                   Shares        Price          Shares         Price        Shares         Price
                                  -------       -------        --------       --------     --------       --------

     Outstanding at beginning
       of year..............       925,012     $  1.93        1,189,054      $  4.20       1,205,776     $  10.00
     Granted................       405,091        8.63          390,949        21.64         503,141        23.42
     Exercised..............      (133,162)       1.93         (342,562)        2.60        (277,942)        6.01
     Forfeited..............        (7,887)       3.39          (31,665)       16.17         (47,057)       20.93
                                 ---------                    ---------                    ---------
     Outstanding at end
       of year..............     1,189,054        4.20        1,205,776        10.00       1,383,918        15.31
                                 =========                    =========                    =========
     Options exercisable
       at end of year.......       820,147        2.25          624,595         3.88         596,484         8.08
                                 =========                    =========                    =========

     Weighted average fair
       value of options
       granted during the year...........      $  5.82                       $ 15.15                     $  15.79

                                       Stock Options Outstanding and Exercisable

                                            Options Outstanding                       Options Exercisable
                                ------------------------------------------      ------------------------------
                                                   Weighted
                                    Number          Average       Weighted          Number            Weighted
            Range of              Outstanding      Remaining       Average        Exercisable          Average
            Exercise            at December 31,   Contractual     Exercise      at December 31,       Exercise
             Prices                  1997            Life           Price            1997               Price
             ------                  ----            ----           -----            ----               -----
         $1.93.................       305,375         (a)       $     1.93           305,375         $   1.93
         $6.67 to $11.83.......       291,676      7.4 years          9.05           180,604             9.31
         $15.22 to $22.32......       302,040      8.3 years         21.81            91,740            21.43
         $22.33 to $37.50......       484,827      9.2 years         23.46            18,765            30.97
                                   ----------                                      ---------

         $1.93 to $37.50.......     1,383,918      8.5 years    $    15.31           596,484         $   8.08
                                   ==========                                      =========

(a) Options granted under the SOP in 1993 and 1994 have no expiration date. They are therefore not included in the total weighted-average remaining life.

Employee Stock Purchase Plan

         Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 337,500 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85 percent of the lower of the price at the beginning or the price at the end of the quarterly offering period. Under the ESPP, the Company has sold 28,517 shares as of December 31, 1997.

         Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:


         Expected term....................................    3 months
         Expected volatility..............................    21% to 30%
         Annual dividend yield............................    0%
         Risk-free interest rate..........................    5.32%-5.88% (annualized)

         The weighted-average fair value of those purchase rights granted in 1995, 1996 and 1997 was $3.05, $3.52, and $5.95, respectively.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                 (In thousands, except share and per share data)


NOTE 12 - SUBSEQUENT EVENTS (Unaudited)

         In preparation for moving to the Chesapeake corporate headquarters and distribution center, the Company listed its Norfolk facility with a commercial real estate agent for sublease. Subsequent to year end, the Company was in the process of negotiating a sublease agreement for this facility.

         During February 1998, the Company entered into a contract to purchase approximately 43 acres of land for approximately $1,685 in Olive Branch, Mississippi, for the purpose of building a new distribution center to replace the existing facility located in Memphis, Tennessee. The new facility will be designed after the new Chesapeake distribution center and will include an automated conveyor and sorting system. The Company has also entered into a contract to equip the new facility. The total commitment under this contract approximates $3,700. The new facility is scheduled to be operational in early 1999. The Company intends to secure new financing for construction of this facility.

         In preparation for moving to the Olive Branch facility, the Company has listed its Memphis distribution center with a commercial real estate agent for sublease. The Company's current lease on its Memphis facility expires in September 2005, and the Company will be responsible for rent payments through this date if a suitable sublease cannot be secured.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 4, 1998 (the "Proxy Statement"), under the caption "Election of Directors".

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 19 of this Form 10-K.

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


(b) No report on Form 8-K was filed by the Company during the last quarter of 1997.

     The Company filed two Forms 8-K on March 4, 1998, one of which included the Company's audited consolidated financial statements for the years ended December 31, 1995, 1996 and 1997. The second Form 8-K filed on March 4, 1998 included the Company's press release regarding the filing of a Form S-3 the same day.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DOLLAR TREE STORES, INC.


DATE: March 30, 1998                       By:     /s/ Macon F. Brock, Jr.
                                               ---------------------------
                                                       Macon F. Brock, Jr
                                           President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                           Date

  /s/ J. Douglas Perry        Chairman of the Board;             March 30, 1998
  ----------------------      Director
     J. Douglas Perry


 /s/ Macon F. Brock, Jr.      President and Chief Executive      March 30, 1998
 -----------------------      Officer; Director (principal
    Macon F. Brock, Jr.       executive officer)


 /s/ H. Ray Compton           Executive Vice President and       March 30, 1998
 ------------------------     Chief Financial Officer; Director
   H. Ray Compton             (principal financial and
                               accounting officer)


 /s/ John F. Megrue           Vice Chairman; Director            March 30, 1998
 -----------------------
   John F. Megrue


 /s/ Allan W. Karp            Director                           March 30, 1998
 -----------------------
   Allan W. Karp


 /s/ Thomas A. Saunders, III  Director                           March 30, 1998
 ---------------------------
 Thomas A. Saunders, III


 /s/ Alan L. Wurtzel          Director                           March 30, 1998
 -----------------------
  Alan L. Wurtzel


                              Director
-----------------------                                          --------------
    Frank Doczi                                                       Date

                                Index to Exhibits

3.    Articles and Bylaws

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

10.   Material Contracts

(a)   The following documents are filed herewith:

      10.1 Lease dated March 27, 1998 by and between the Company and Raytheon Service Company.

      10.2 Lease Guarantee dated March 27, 1998 by and between the Company and Raytheon Company.

(b) The following document, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 4, 1998 is incorporated herein by this reference:

      10.3 Fourth Amendment to Amended and Restated Revolving Credit Agreement (the "Amended Credit Agreement") among The First National Bank of Boston, NationsBank, N.A., Signet Bank, Crestar Bank, First Union National Bank of Virginia, Amsouth Bank of Alabama, and Union Bank of California, N.A., the Company, Dollar Tree Distribution, Inc., and Dollar Tree Management, Inc.

(c) The following document, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 is incorporated herein by this reference:

      10.4    Third Amendment to the Amended Credit Agreement.

(d) The following documents, filed as Exhibits 10.1 and 10.2 to the Company's Form S-3 filed on June 6, 1997, are incorporated herein:

      10.5 Second Amendment to Dollar Tree Stores, Inc. Stock Incentive Plan ("Stock Incentive Plan").

      10.6 Standard Form of Agreement between Owner (Dollar Tree Stores, Inc.) and Contractor (Clancy & Theys Construction Company).

(e) The following documents, filed as Exhibits 10.4, 10.5 and 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 is incorporated herein by this reference:

      10.7 $30 million, 7.29% Senior Guaranteed Notes, due April 30, 2004 (the "Notes").

      10.8 Composite Conformed Copy of Note Agreements by Dollar Tree Distribution, Inc. and the Company, regarding the Notes.

      10.9    Guaranty Agreement by Dollar Tree Management, Inc. regarding the
              Notes.

(f) The following documents, filed as Exhibits 10.1, 10.2 and 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, are incorporated herein by reference:

      10.10 Purchase and Sale Agreement by and among Volvo Cars of North America, Inc. the Company, Dollar Tree Properties, Inc. and Dollar Tree Distribution, Inc.

      10.11 First Amendment to Amended and Restated Revolving Credit Agreement by and among the Company, Dollar Tree Distribution, Inc., Dollar Tree Management, Inc. and the Banks and The First National Bank of Boston as Agent for the Banks.

      10.12   First Amendment to the Company's Stock Incentive Plan.

(g) The following document filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 is incorporated herein by this reference:

      10.13 Amended and Restated Revolving Credit Agreement (the "Amended Credit Agreement") among the Company, Dollar Tree Distribution, Inc., Dollar Tree Management, Inc., and The First National Bank of Boston, NationsBank, N.A., Signet Bank, Crestar Bank, First Union National Bank of Virginia, Amsouth Bank of Alabama, and Union Bank of California, N.A. (collectively, the "Banks").

(h) The following documents filed as Exhibit 10.19 - Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 are incorporated herein by this reference:

      10.14 Fourth Amendment to Dollar Tree Stores, Inc. Amended and Restated Stock Option Plan (the "Stock Option Plan") (with forms of Second Amendment to 1993 Stock Option Agreement and Second Amendment to 1994 Stock Option Agreement).

      10.15 Technical Clarification to Dollar Tree Stores, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan").

      10.16 Second Amendment to the Amended and Restated Dollar Tree Stores, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan")

(i) The following document filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year 1995 is incorporated herein by this reference:

      10.17   Non-Competition Agreements--Michael Alper and Pamela Alper.

(j) The following document filed as Exhibit 2 to the Company's Current Report on Form 8-K dated February 14, 1996 for the fiscal year 1995 are incorporated herein by this reference:

      10.18   Agreement for Sale and Purchase of Stock.

(k) The following document filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 is incorporated herein by this reference:

      10.19   Third Amendment to the Stock Option Plan.

(l)   The following documents filed as Exhibit 2.1, Exhibit 10.3, and Exhibit
      10.13 - Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 are incorporated herein by this reference:

      10.20 Amended and Restated Stockholders Agreement effective March 13, 1995 among the Company, John F. Megrue, Thomas A. Saunders, III, and certain shareholders.

      10.21 Form of First Amendment to the Warrant for the Purchase of Shares of Common Stock of the Company.

      10.22   Second Amendment to the Stock Option Plan.

      10.23   First Amendment to the Deferred Compensation Plan.

      10.24   Stock Incentive Plan.

      10.25   Dollar Tree Stores, Inc. Employee Stock Purchase Plan.

      10.26 First Amendment to the Advisory Agreement (annual fee) between the Company and Saunders, Karp & Company, L.P. (The "Advisory Agreement").

      10.27 Assignment of the Industrial Lease Agreement between Industrial Developments International, Inc. and the Company dated August 9, 1993 (the "Industrial Lease Agreement").

(m)   The following documents filed as Exhibit 2.1, Exhibit 2.3, Exhibit 10.8,
      Exhibit 10.19, Exhibit 10.20, Exhibit 10.27, and Exhibit 10.31 - Exhibit
      10.33 to the Company's Registration Statement on Form S-1, No. 33-88502, are incorporated herein by this reference:

      10.28 Agreement for the Purchase and Sale of Stock dated September 24, 1993 among J. Douglas Perry, Patricia W. Perry, Macon F. Brock, Jr., Joan P. Brock, H. Ray Compton and The SK Equity Fund, L.P.

      10.29 Securities Purchase Agreement dated September 30, 1993 among the Company, J. Douglas Perry, Patricia W. Perry, Macon F. Brock, Jr, Joan P. Brock, H. Ray Compton, John F. Megrue, Thomas A. Saunders, III, Allan W. Karp, Christopher K. Reilly, and the SK Equity Fund, L.P. and the First Amendment thereto.

      10.30 Form of Warrant for the Purchase of Shares of Common Stock of the Company.

      10.31 Stock Option Plan with exhibits thereto (including the Restrictive Stock Agreement) and First Amendment thereto.

      10.32   Deferred Compensation Plan.

      10.33   Advisory Agreement.

      10.34   Industrial Lease Agreement and First Amendment thereto.

      10.35 Lease dated October 1, 1991 by and between DMK Associates and the Company (Parcel 29), Amendment and Assignment.

      10.36 Lease dated October 1, 1991 by and between DMK Associates and the Company (Parcel 31), Amendment and Assignment.

21.   Subsidiaries of the Registrant

      21.1    Subsidiaries

23.   Consents of Experts and Counsel

      23.1    Consent of Independent Auditors

27.   Financial Data Schedule

      27.1    Financial Data Schedule for year ended December 31, 1997

      27.2 Financial Data Schedule for year ended December 31, 1996 (restated to reflect the implementation of SFAS No. 128)

      27.3 Financial Data Schedule for year ended December 31, 1995 (restated to reflect the implementation of SFAS No. 128)