Form 10-Q
period 1998-03-31
DOLLAR TREE STORES INC
filed 1998-05-13
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X)    Quarterly  report  pursuant  to  Section  13 or 15  (d) of the
                  Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998


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

                                500 Volvo Parkway
                           Chesapeake, Virginia 23320
                    (Address of principal executive offices)

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

                   Yes (X)                            No ( )

As of May 8, 1998, there were 39,319,559 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

                  PART I.  FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Condensed Consolidated Financial Statements:

       Condensed Consolidated Balance Sheets
        March 31, 1998 and December 31, 1997...........................     3

       Condensed Consolidated Income Statements
        Three months ended March 31, 1998 and 1997.....................     4

       Condensed Consolidated Statements of Cash Flows
        Three months ended March 31, 1998 and 1997.....................     5

       Notes to Condensed Consolidated Financial Statements............     6

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................     7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     9

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................     9

Item 5. Other Information..............................................    10

Item 6. Exhibits and Reports on Form 8-K...............................    10

              Signatures...............................................    11

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     (Unaudited)
                                                      March 31,     December 31,
                                                        1998           1997
                                                     -----------    ----------
                   ASSETS
Current assets:
       Cash and cash equivalents..................... $  4,214      $ 43,695
       Accounts receivable...........................      444         1,406
       Merchandise inventories.......................  128,776        89,066
       Deferred tax asset............................    5,347         5,093
       Prepaid expenses and other current assets.....    4,826         3,762
                                                       -------       -------
          Total current assets.......................  143,607       143,022
Property and equipment, net..........................   87,662        82,071
Deferred tax asset...................................    2,092         2,029
Goodwill, net........................................   43,996        44,478
Other assets, net....................................      943           976
                                                       -------       -------
          TOTAL ASSETS............................... $278,300      $272,576
                                                       =======       =======


          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable.............................. $ 43,860      $ 44,058
       Accrued liabilities...........................   19,400        19,526
       Income taxes payable..........................    3,898        18,908
       Current installments of obligations
          under capital leases.......................      294           317
                                                       -------       -------
          Total current liabilities..................   67,452        82,809
Long-term debt . . . . . . . . . . . ................   40,000        30,000
Obligations under capital leases,
   excluding current installments....................      732           804
Other liabilities....................................    4,402         4,037
                                                       -------       -------
          Total liabilities..........................  112,586       117,650
                                                       -------       -------

Subsequent event (note 2)

Shareholders' equity:
       Common stock, par value $0.01. Authorized
          100,000,000 shares,  39,278,971 shares
          issued and outstanding at March 31, 1998
          and 39,139,965  shares issued and
          outstanding at December 31, 1997...........      393           391
       Additional paid-in capital....................   40,013        36,185
       Retained earnings.............................  125,308       118,350
                                                       -------       -------
          Total shareholders' equity.................  165,714       154,926
                                                       -------       -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. $278,300      $272,576
                                                       =======       =======


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1998          1997
Net sales.........................................    $150,834      $117,746
Cost of sales.....................................      95,866        76,455
                                                       -------       -------
       Gross profit...............................      54,968        41,291
                                                       -------       -------
Selling, general, and administrative expenses:
   Operating expenses.............................      39,131        32,116
   Depreciation and amortization..................       4,009         2,932
                                                       -------       -------
       Total selling, general
          and administrative expenses.............      43,140        35,048
                                                       -------       -------

Operating income..................................      11,828         6,243
Interest expense..................................         515           450
                                                       -------       -------
Income before income taxes........................      11,313         5,793
Provision for income taxes........................       4,355         2,230
                                                       -------       -------

       Net income.................................    $  6,958      $  3,563
                                                       =======       =======

Net income per share (note 2):
   Basic net income per share.....................    $   0.18      $   0.09
                                                       =======       =======

   Weighted average number of common
     shares outstanding:..........................      39,170        38,904
                                                       =======       =======

   Diluted net income per share ..................    $   0.16      $   0.08
                                                       =======       =======

   Weighted average number of common
     shares and common share equivalents
     outstanding..................................      43,315        42,894
                                                       =======       =======




      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                             1998         1997
Cash flows from operating activities:
 Net income.............................................  $  6,958     $  3,563
                                                           -------      -------
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization.......................     4,009        2,932
    Loss on disposal of property and equipment .........       328           25
    Provision for deferred income taxes.................      (317)        (166)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents:
       Accounts receivable..............................       962          927
       Merchandise inventories..........................   (39,710)     (14,886)
       Prepaid expenses and other current assets........    (1,064)         534
       Other assets ....................................        33          452
       Accounts payable.................................      (198)      (2,483)
       Accrued liabilities..............................      (126)      (2,024)
       Income taxes payable.............................   (13,263)     (10,246)
       Other liabilities................................       365          665
                                                           -------      -------
        Total adjustments...............................   (48,981)     (24,270)
                                                           -------      -------
        Net cash used in operating activities ..........   (42,023)     (20,707)
                                                           -------      -------
Cash flows from investing activities:
 Capital expenditures ..................................    (9,582)      (9,229)
 Proceeds from sale of property and equipment...........       136            0
                                                           -------      -------
        Net cash used in investing activities...........    (9,446)      (9,229)
                                                           -------      -------
Cash flows from financing activities:
 Proceeds from long term debt...........................    22,200       68,200
 Repayment of long term debt and facility fees.........    (12,200)     (37,147)
 Principal payments under capital lease obligations.....       (95)         (77)
 Proceeds from options exercised and purchase
  of shares under ESPP..................................     2,083          327
                                                           -------      -------
        Net cash provided by financing activities.......    11,988       31,303
                                                           -------      -------
Net increase (decrease) in cash
 and cash equivalents...................................   (39,481)       1,367
Cash and cash equivalents at beginning of period........    43,695        2,987
                                                           -------      -------
Cash and cash equivalents at end of period..............  $  4,214     $  4,354
                                                           =======      =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at March 31, 1998, and for the three-month period then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

2. NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                           1998           1997
                                                           ----           ----
                                                          (In thousands, except
                                                              per share data)
Basic net income per share:
     Net income.....................................  $    6,958     $    3,563
                                                         -------        -------
     Weighted average number of common shares
       outstanding..................................      39,170         38,904
                                                         -------        -------
                  Basic net income per share........  $     0.18     $     0.09
                                                         =======        =======

Diluted net income per share:
     Net income.....................................  $    6,958     $    3,563
                                                         -------        -------
     Weighted average number of common shares
       outstanding..................................      39,170         38,904
     Dilutive effect of stock options and warrants
       (as determined by applying
        the treasury stock method)..................       4,145          3,990
                                                         -------        -------
     Weighted average number of common shares and
       common share equivalents outstanding.........      43,315         42,894
                                                         -------        -------
                  Diluted net income per share......  $     0.16     $     0.08
                                                         =======        =======

     On April 21, 1998, the Board of Directors approved the grant to employees of options to purchase 553,830 shares of the Company's Common Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS. The Company has made in this report, and from time to time may otherwise make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's operations, economic performance and financial condition. Such statements may be identified by the use of words such as "believe," "anticipate" and "expect." The forward-looking statements concern, among other things, the Company's expansion plans and store openings; sales per square foot and comparable store net sales trends; the projected capacity and the performance of the Chesapeake and the proposed Olive Branch distribution centers; the opening date and cost of the Olive Branch distribution center; the subleasing of the Memphis facility; increases in shipping or distribution costs; the Dollar Bills litigation; the potential products liability claims; and adverse economic factors. Such forward-looking statements are subject to various known and unknown risks and uncertainties. Actual results, performance or actions of the Company could differ materially from those currently anticipated due to a number of factors, including those discussed in the Company's 1997 Annual Report on Form 10-K under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations- Forward Looking Statements" and "Business" and as detailed in the Company's most recent prospectus, dated March 17, 1998, under the caption "Risk Factors."

The Three Months Ended March 31, 1998 and 1997

Results of Operations and General Comments

     Net sales increased $33.1 million, or 28.1%, to $150.8 million for the three months ended March 31, 1998, from $117.7 million for the three months ended March 31, 1997. Of this increase, (i) approximately 81%, or $26.8 million, was attributable to stores opened in 1997 and 1998 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 19%, or $6.3 million, was attributable to comparable store net sales growth, which represented a 5.4% increase over comparable store net sales in the corresponding quarter of the prior period. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Management believes that a consistent in-stock inventory position in basic consumable goods throughout the quarter contributed to the comparable store net sales increase. The Company opened 39 new stores and closed two stores during the first quarter of 1998, compared to opening 30 new stores during the first quarter of 1997.

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

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $13.7 million, or 33.1%, to $55.0 million in the first quarter of 1998 from $41.3 million in the first quarter of 1997. As a percentage of net sales, gross profit increased to 36.4% from 35.1%, primarily due to improved merchandise costs (including freight) and improved markdown costs as a percentage of net sales. The improvement in merchandise costs is primarily due to favorable pricing and the earlier receipt of higher margin items. Because of the earlier receipt of selected items, management does not expect this rate of improvement to continue for the balance of the year. Management also expects that shipping costs from Asia may increase in 1998 as a result of the announcement by a trans-Pacific ocean- shipping cartel that it will try to force a rate increase in 1998. Management believes the annualized increase in shipping costs to be approximately $1.2 million.

     Selling, general and administrative expenses ("SGA"), which include operating expenses and depreciation and amortization, increased $8.1 million, or 23.1%, to $43.1 million in the first quarter of 1998 from $35.0 million in the first quarter of 1997, and decreased as a percentage of net sales to 28.6% from 29.8% during the same period. This decrease in SGA expense, as a percentage of net sales, resulted primarily from the leveraging of fixed costs, due to the strong comparable store sales increases, and from on-going cost control initiatives.

     Operating income increased $5.6 million, or 89.5%, to $11.8 million for the first quarter of 1998 from $6.2 million for the comparable period in 1997, and increased as a percentage of net sales to 7.8% from 5.3% during the same period for the reasons noted above.

Liquidity and Capital Resources

     The Company's on-going capital requirements result primarily from capital expenditures related to new store openings and working capital requirements related to new and existing stores. The Company's working capital requirements for existing stores are seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of the year. Historically, the Company has met its seasonal working capital requirements for its existing stores and funded its store expansion program from internally generated funds and borrowings under its credit facilities.

     In March 1998, the Company purchased approximately 43 acres of land in Olive Branch, Mississippi, for the purpose of building a new distribution center to replace the existing facility located in Memphis, Tennessee. The new facility will be modeled after the recently completed Chesapeake distribution center and will contain similar advanced materials handling technologies. The Olive Branch facility will be approximately 425,000 square feet and is expected to require an investment of approximately $20 million. Management believes that, upon completion of this facility, the Company's capacity to service stores will increase to approximately 2,000 stores. The Company believes that the facility will be operational in early 1999. There can be no assurance that delays will not be experienced in the opening of the Olive Branch distribution center, that complications will not occur in its operation or in the transition from the Memphis facility or that cost overruns will not be experienced in building the facility. Any such delays or complications could interrupt the receipt and distribution of merchandise to the stores, which could in turn materially adversely affect the Company's business and results of operation.

     During the first three months of 1998 and 1997, net cash used in operations was $42.0 million and $20.7 million, respectively, primarily used to build inventory levels. The increase in 1997 reflects higher inventory levels in preparation for Easter sales and to stock upcoming store openings, in addition to the earlier receipt of merchandise mentioned above. During the first three months of 1998 and 1997, net cash used in investing activities was $9.4 million and $9.2 million, respectively, primarily in payment of capital expenditures. Net cash provided by financing activities was $12.0 million and $31.3 million during the first three months of 1998 and 1997, respectively, primarily used to fund seasonal working capital needs. In 1998, net cash provided by financing activities was significantly lower than in the prior year period due primarily to the Company's strong cash position at the beginning of the year, which enabled it to delay its borrowings under its credit facilities.

     The Company's borrowings under its bank facilities and senior notes were $40.0 million at March 31, 1998, and $34.5 million at March 31, 1997. Borrowings at December 31, 1997, amounted to $30.0 million. Under the Company's bank facilities, an additional $125.0 million is available at March 31, 1998, approximately $33.3 million of which is committed to certain letters of credit issued in relation to the routine purchase of foreign merchandise.

New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statements No. 130, Reporting Comprehensive Income (SFAS 130) and No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 130 and SFAS 131 are effective for the Company beginning January 1998 and for the year ended December 31, 1998, respectively. SFAS 130 is currently not applicable for the company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     The Company has previously reported in its 1997 Annual Report on Form 10-K a dispute involving Michael and Pamela Alper and a corporation they control. There have been no material developments regarding this matter in 1998.

     The Company has recalled certain retractable dog leashes which were alleged to have caused several personal injuries, as previously reported in its 1997 Annual Report on Form 10-K. There have been no other material developments regarding this matter in 1998.

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

     The Company is in the process of borrowing approximately $19.0 million to finance the Olive Branch facility.

     In April 1998, the Board of Directors approved the promotion of Frederick
C. Coble to Senior Vice President, Chief Financial Officer. He will continue to report to H. Ray Compton, Executive Vice President.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following documents, filed as exhibits 10.1 and 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, are incorporated herein by reference.

10.1 Lease dated March 27, 1998 by and between the Company and Raytheon Service Company.

10.2 Lease Guarantee dated March 27, 1998 by and between the Company and Raytheon Company.

(b) Reports on Form 8-K.

      The Company filed two Reports on Form 8-K on March 4, 1998, one of which included the Company's audited consolidated financial statements for the years ended December 31, 1995, 1996 and 1997. The second Report on Form 8-K filed on March 4, 1998 included the Company's press release regarding the filing of a Registration Statement on Form S-3 on the same day.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         May 13, 1998

                                                 DOLLAR TREE STORES, INC.



                                                 By: /s/ Frederick C. Coble
                                                     ----------------------
                                                       Frederick C. Coble
                                                       Senior Vice President,
                                                       Chief Financial Officer
                                                       (principal financial and
                                                       accounting officer)