Form 10-Q
period 1998-06-30
DOLLAR TREE STORES INC
filed 1998-08-13
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998


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

                           Yes (X)                            No ( )

As of August 7, 1998, there were 59,128,165 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

                  PART I.  FINANCIAL INFORMATION
                                                                        Page No.

Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
          June 30, 1998 and December 31, 1997...........................    3

         Condensed Consolidated Income Statements
          Three months and six months ended June 30, 1998 and 1997......    4

         Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1998 and 1997.......................    5

         Notes to Condensed Consolidated Financial Statements...........    6

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    7

Item 3. Quantitative and Qualitative Disclosures About Market Risk......   12

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................   12

Item 4. Submission of Matters to a Vote of Security Holders.............   13

Item 5. Other Information...............................................   13

Item 6. Exhibits and Reports on Form 8-K................................   13

              Signatures................................................   15

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                    (Unaudited)
                                                      June 30,      December 31,
                                                        1998             1997
                                                    ------------     --------
                   ASSETS
Current assets:
     Cash and cash equivalents.....................   $  5,459          $ 43,695
     Accounts receivable...........................        676             1,406
     Merchandise inventories ......................    156,099            89,066
     Deferred tax asset ...........................      5,744             5,093
     Prepaid expenses and other current assets ....      3,776             3,762
                                                       -------           -------
         Total current assets......................    171,754           143,022
                                                       -------           -------
Property and equipment, net........................     92,917            82,071
Deferred tax asset.................................      2,189             2,029
Goodwill, net . . . . .............................     43,514            44,478
Other assets, net..................................      1,098               976
                                                       -------           -------
         TOTAL ASSETS..............................   $311,472          $272,576
                                                       =======           =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.............   $  9,000          $   --
     Accounts payable .............................     43,363            44,058
     Accrued liabilities ..........................     18,674            19,526
     Income taxes payable..........................      2,284            18,908
     Current installments of obligations
        under capital leases.......................        270               317
                                                       -------           -------
         Total current liabilities.................     73,591            82,809
                                                       -------           -------
Long-term debt (note 4)............................     53,000            30,000
Obligations under capital leases,
   excluding current installments..................        668               804
Other liabilities..................................      4,357             4,037
                                                       -------           -------
         Total liabilities.........................    131,616           117,650
                                                       -------           -------

Shareholders' equity:
     Common stock, par value $0.01.  Authorized
         100,000,000 shares,  59,107,262 shares
         issued and  outstanding at June 30, 1998
         and  58,709,948  shares issued and
         outstanding at December 31, 1997 (note 2)...      591               391
     Additional paid-in capital......................   43,287            36,185
     Retained earnings...............................  135,978           118,350
                                                       -------           -------
         Total shareholders' equity..................  179,856           154,926
                                                       -------           -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.. $311,472          $272,576
                                                       =======           =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                       -----------------------           ----------------
                                                       1998                1997          1998                 1997
                                                      --------           --------      --------              ------
Net sales     .....................................   $173,864           $129,332      $324,698            $247,078
Cost of sales......................................    109,146             83,168       205,012             159,623
                                                       -------            -------       -------             -------

       Gross profit................................     64,718             46,164       119,686              87,455
                                                       -------            -------       -------             -------

Selling, general, and administrative expenses:
   Operating expenses..............................     42,100             32,413        81,231              64,529
   Depreciation and amortization...................      4,462              3,163         8,471               6,095
                                                       -------            -------       -------             -------

         Total selling, general
              and administrative expenses..........     46,562             35,576        89,702              70,624
                                                       -------            -------       -------             -------

Operating income...................................     18,156             10,588        29,984              16,831
Interest expense...................................        806                788         1,321               1,238
                                                       -------            -------       -------             -------

Income before income taxes.........................     17,350              9,800        28,663              15,593
Provision for income taxes.........................      6,680              3,773        11,035               6,003
                                                       -------            -------       -------             -------

         Net income................................   $ 10,670           $  6,027      $ 17,628            $  9,590
                                                       =======            =======       =======             =======

Net income per share (notes 2 and 3):
   Basic net income per share......................   $   0.18           $   0.10      $   0.30            $   0.16
                                                       =======            =======       =======             =======

   Weighted average number of common
     shares outstanding:...........................     59,017             58,505        58,886              58,431
                                                       =======            =======       =======             =======

   Diluted net income per share ...................   $   0.16           $   0.09      $   0.27            $   0.15
                                                       =======            =======       =======             =======

   Weighted average number of common
     shares and dilutive potential
     common shares outstanding.....................     65,274             64,535        65,123              64,438
                                                       =======            =======       =======             =======


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                               ----------------
                                                             1998        1997
                                                          --------     --------
Cash flows from operating activities:
 Net income.............................................  $ 17,628     $  9,590
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization......................      8,471        6,095
    Loss on disposal of property and equipment .........       386           37
    Provision for deferred income taxes.................      (811)        (390)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents:
       Accounts receivable..............................       730          796
       Merchandise inventories..........................   (67,033)     (28,271)
       Prepaid expenses and other current assets........       (14)         752
       Other assets ....................................        85           11
       Accounts payable.................................      (695)        (671)
       Accrued liabilities..............................      (852)      (1,737)
       Income taxes payable.............................   (12,842)     (10,489)
       Other liabilities................................       320          780
                                                           --------     -------
        Total adjustments...............................   (72,255)     (33,087)
                                                           --------     --------
        Net cash used in operating activities ..........   (54,627)     (23,497)
                                                           --------     --------
Cash flows from investing activities:
 Capital expenditures ..................................   (18,877)     (25,069)
 Proceeds from sale of property and equipment...........       138         --
                                                           --------     -----
        Net cash used in investing activities...........   (18,739)     (25,069)
                                                           --------     --------
Cash flows from financing activities:
 Proceeds from long-term debt...........................    89,200      153,400
 Repayment of long-term debt and facility fees..........   (57,407)    (103,603)
 Principal payments under capital lease obligations.....      (183)        (151)
 Proceeds from options exercised and purchase
  of shares under ESPP..................................     3,520        1,198
                                                           --------     -------
        Net cash provided by financing activities.......    35,130       50,844
                                                           --------     -------
Net increase (decrease) in cash and cash equivalents....   (38,236)       2,278
Cash and cash equivalents at beginning of period........    43,695        2,987
                                                           --------     -------
Cash and cash equivalents at end of period..............  $  5,459     $  5,265
                                                           ========     =======


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at June 30, 1998, and for the three- and six-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10- K. The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

2. STOCK DIVIDEND

     In connection with a stock dividend authorized by the Board of Directors, the Company issued one-half share of Common Stock for each outstanding share of Common Stock, payable June 29, 1998 to shareholders of record as of June 22, 1998. All share and per share data in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this dividend, having the effect of a three-for-two stock split.

3. NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                 Three months ended   Six months ended
                                                        June 30,         June 30,
                                                   1998     1997       1998     1997
                                                   ----     ----       ----     ----
                                                  (In thousands, except per share data)
Basic net income per share:
     Net income...............................  $ 10,670  $  6,027  $ 17,628  $  9,590
                                                  ------    ------    ------    ------
     Weighted average number of
        common shares outstanding.............    59,017    58,505    58,886    58,431
                                                  ------    ------    ------    ------
               Basic net income
                 per share....................  $   0.18  $   0.10  $   0.30  $   0.16
                                                  ======    ======    ======    ======

Diluted net income per share:
     Net income...............................  $ 10,670  $  6,027  $ 17,628  $  9,590
                                                  ------    ------    ------    ------
     Weighted average number of
       common shares outstanding..............    59,017    58,505    58,886    58,431
     Dilutive effect of stock options
       and warrants...........................     6,257     6,030     6,237     6,007
                                                  ------    ------    ------    ------
     Weighted average number of
       common shares and dilutive potential
       common shares outstanding..............    65,274    64,535    65,123    64,438
                                                  ------    ------    ------    ------
               Diluted net income
                 per share....................  $   0.16  $   0.09  $   0.27  $   0.15
                                                  ======    ======    ======    ======

4. ISSUANCE OF DEBT

     On May 20, 1998, the Company entered into a Loan Agreement with the Mississippi Business Finance Corporation ("MBFC") under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the "Bonds") in an aggregate principal amount of $19.0 million, to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's new distribution facility in Olive Branch, Mississippi. At June 30, 1998 the balance outstanding on the Bonds is $3.0 million. The Company begins repayment of the principal amount of the Bonds beginning on June 1, 2006, with a portion maturing each June 1 until the final portion matures on June 1, 2018. Interest is payable monthly based on a variable interest rate which was 5.65% at June 30, 1998.

     The Bonds are supported by a $19.3 million Letter of Credit issued by one of the Company's existing lending banks. The Letter of Credit is renewable annually. The Letter of Credit and Reimbursement Agreement requires, among other things, the maintenance of certain specified ratios and restricts the amount of capital expenditures and the payment of dividends.

5.   SUBSEQUENT EVENT

     On July 22, 1998, the Company signed a definitive merger agreement with Sacramento, California based Step Ahead Investments, Inc.("SAI"). SAI, a privately-held corporation established in 1983, operates 62 stores under the name "98(cent) Clearance Centers." The stores offer variety merchandise at a fixed price of 98(cent) or less and are located in northern and central California and northwestern Nevada.

     Under the terms of the merger agreement, the Company will issue or reserve approximately 2.025 million shares for all of SAI's outstanding stock and options, adjusted for certain changes in the Company's stock price. The stock-for-stock transaction is expected to be accounted for as a pooling-of-interests. This transaction is expected to close in late 1998, pending approval of SAI's shareholders and fulfillment of other customary closing conditions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS. The Company has made in this report, and from time to time may otherwise make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's operations, economic performance and financial condition. Such statements may be identified by the use of words such as "believe," "anticipate" and "expect." The forward-looking statements concern, among other things, the Company's expansion plans and store openings; sales per selling square foot and comparable store net sales trends; increases in shipping or distribution costs; the Dollar Bills litigation; the potential products liability claims; and adverse economic factors. Forward looking statements also concern factors relating to the proposed merger with Step Ahead Investments, Inc. and its effects on the Company's financial condition and results of operations. Such factors include the failure of the merger to be consummated and the failure of the combined company to integrate successfully. Such forward-looking statements are subject to various known and unknown risks and uncertainties. Actual results, performance or actions of the Company could differ materially from those currently anticipated due to a number of factors, including those discussed in the Company's 1997 Annual Report on Form 10-K under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements" and "Business" and as detailed in the Company's Registration Statement on Form S-4, dated August 11, 1998, under the caption "Risk Factors."

The Three Months Ended June 30, 1998 and 1997

Results of Operations and General Comments

     Net sales increased $44.5 million, or 34.4%, to $173.9 million for the three months ended June 30, 1998, from $129.3 million for the three months ended June 30, 1997. Of this increase, (i) approximately 67%, or $29.8 million, was attributable to stores opened in 1997 and 1998 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 33%, or $14.7 million, was attributable to comparable store net sales growth, which represented a 12.0% increase over comparable store net sales in the corresponding quarter of the prior year. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Second quarter sales were favorably impacted by the shift in Easter from the first quarter in 1997 to the second quarter in 1998. The Company opened 57 new stores during the second quarter of 1998 and closed one store, compared to opening 45 new stores and closing no stores during the second quarter of 1997.

     Management anticipates that the primary source of future net sales growth will be new store openings and, to a lesser degree, sales increases from expanded and relocated stores and comparable store net sales increases. Although the Company has experienced significant increases in comparable store net sales historically, management believes that any increases in comparable store net sales in the future may be smaller than those experienced historically, and that decreases in average net sales per selling square foot will occur as the average store size increases.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $18.6 million, or 40.2%, to $64.7 million in the second quarter of 1998 from $46.2 million in the second quarter of 1997. As a percentage of net sales, gross profit increased to 37.2% from 35.7%, primarily due to improved merchandise costs (including freight) and improved occupancy costs as a percentage of net sales. The improvement in occupancy costs resulted primarily from the leveraging of fixed costs, due to the strong comparable store sales increases. The improvement in merchandise costs as a percentage of net sales is primarily due to favorable pricing and the earlier receipt of higher margin items, compared to last year. Because of the earlier receipt of selected items, management does not expect this rate of improvement to continue for the balance of the year. In addition, in May 1998, a trans-Pacific ocean-shipping cartel imposed an increase of $300 per container on all U.S. imports from Asia, which took effect with shipments beginning in mid-May 1998. This rate increase is expected to add approximately

$600,000 to $700,000 in freight expenses to the Company's cost of sales for the second half of 1998, and approximately $1.5 million to $2.0 million for 1999.

     Selling, general and administrative expenses ("SGA"), which include operating expenses and depreciation and amortization, increased $11.0 million, or 30.9%, to $46.6 million in the second quarter of 1998 from $35.6 million in the second quarter of 1997, and decreased as a percentage of net sales to 26.8% from 27.5% during the same period. This decrease in SGA, as a percentage of net sales, resulted primarily from the leveraging of fixed costs, due to the strong comparable store sales increases, and from on-going cost control initiatives.

     Operating income increased $7.6 million, or 71.5%, to $18.2 million for the second quarter of 1998 from $10.6 million for the comparable period in 1997, and increased as a percentage of net sales to 10.4% from 8.2% during the same period for the reasons noted above.

The Six Months Ended June 30, 1998 and 1997

Results of Operations and General Comments

     Net sales increased $77.6 million, or 31.4%, to $324.7 million for the six months ended June 30, 1998, from $247.1 million for the six months ended June 30, 1997. Of this increase, (i) approximately 73%, or $56.8 million, was attributable to stores opened in 1997 and 1998 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 27%, or $20.8 million, was attributable to comparable store net sales growth, which represented an 8.8% increase over comparable store net sales in the corresponding half of the prior year. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Management believes that a consistent in-stock inventory position in basic consumable goods early in the year and an extended Easter selling season contributed to the comparable store net sales increase. The Company opened 96 new stores and closed three stores during the first half of 1998, compared to opening 75 new stores and closing no stores during the first half of 1997.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $32.2 million, or 36.9%, to $119.7 million in the first half of 1998 from $87.5 million in the first half of 1997. As a percentage of net sales, gross profit increased to 36.9% from 35.4%, primarily due to improved merchandise costs (including freight) and improved occupancy costs as a percentage of net sales. The improvement in occupancy costs resulted primarily from the leveraging of fixed costs, due to the strong comparable store sales increases. The improvement in merchandise costs is primarily due to favorable pricing and the earlier receipt of higher margin items.

     SGA increased $19.1 million, or 27.0%, to $89.7 million in the first half of 1998 from $70.6 million in the first half of 1997, and decreased as a percentage of net sales to 27.6% from 28.6% during the same period. This decrease in SGA, as a percentage of net sales, resulted primarily from the leveraging of fixed costs, due to the strong comparable store sales increases, and from on-going cost control initiatives.

     Operating income increased $13.2 million, or 78.1%, to $30.0 million for the first half of 1998 from $16.8 million for the comparable period in 1997, and increased as a percentage of net sales to 9.2% from 6.8% during the same period for the reasons noted above.

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

    During the first six months of 1998, net cash used in operations was $54.6 million. The net cash used in operations during the first six months of 1998 was used primarily to build inventory levels and compares to net cash used in operations of $23.5 million during the comparable period of 1997. The increase in 1998 reflects higher inventory levels due to the earlier receipt of merchandise in anticipation of a possible shipping container shortage in Southeast Asia. Net cash used in investing activities during the first six months of 1998 was $18.7 million, which consisted primarily of capital expenditures relating to new store expansion. Net cash provided by financing activities during the first six months of 1998 was $35.1 million, which was primarily used to fund seasonal working capital needs.

     The Company's borrowings under its bank facilities, senior notes and Bonds were $62.0 million at June 30, 1998, and $53.0 million at June 30, 1997. Borrowings at December 31, 1997, amounted to $30.0 million. Under the Company's bank facilities, an additional $106.0 million is available at June 30, 1998, approximately $34.1 million of which is committed to certain letters of credit issued in relation to the routine purchase of foreign merchandise.

     On May 20, 1998, the Company entered into a Loan Agreement with the Mississippi Business Finance Corporation ("MBFC") under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the "Bonds") in an aggregate principal amount of $19.0 million, to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's new distribution facility in Olive Branch, Mississippi. At June 30, 1998, the balance outstanding on the Bonds is $3.0 million. The Company begins repayment of the principal amount of the Bonds beginning on June 1, 2006, with a portion maturing each June 1 until the final portion matures on June 1, 2018. Interest is payable monthly based on a variable interest rate which was 5.65% at June 30, 1998. The Bonds are supported by a $19.3 million Letter of Credit issued by one of the Company's existing lending banks. The Letter of Credit is renewable annually. The Letter of Credit and Reimbursement Agreement requires, among other things, the maintenance of certain specified ratios and restricts the amount of capital expenditures and the payment of dividends.

   Except for the cost of the new Olive Branch facility, the Company believes that it can adequately fund its planned capital expenditures and working capital requirements for the next several years from net cash provided by operations and availability under its credit facilities.

Recent Development

     On July 22, 1998, the Company signed a definitive merger agreement with Sacramento, California based Step Ahead Investments, Inc.("SAI"). SAI, a privately-held corporation established in 1983, operates 62 stores under the name "98(cent) Clearance Centers." The stores offer variety merchandise at a fixed price of 98(cent) or less and are located in northern and central California and northwestern Nevada. For its fiscal year ended January 25, 1998, SAI reported net sales of $92.9 million. Net sales for the fiscal quarters ended April 26, 1998 and April 27, 1997 were $25.9 million and $20.4 million, respectively, reflecting a 12.1% comparative store sales increase. SAI has more than 1,200 employees.

     Under the terms of the merger agreement, the Company will issue or reserve approximately 2.025 million shares for all of SAI's outstanding stock and options, adjusted for certain changes in the Company's stock price. The stock-for-stock transaction is expected to be accounted for as a pooling-of-interests. This transaction is expected to close in late 1998, pending approval of SAI's shareholders and fulfillment of other customary closing conditions.

     Costs relating to the merger are expected to be approximately $5.3 million, which will be charged to operations in the course of the transaction. After consideration of these costs and charges, the Company anticipates that the merger will be dilutive for shareholders of the combined company for the year ended December 31, 1998, but management believes that the merger will not be dilutive for the year ended December 31, 1999.

Year 2000 Compliance

     In reference to the Year 2000 compliance, the Company has conducted a preliminary assessment of its computer systems and made inquiries regarding the computer systems of other entities with which the Company does business, such as contractors, suppliers and creditors. Management believes that the Company's internal systems, including computer programs housed on its mainframe and those used to accumulate data from its stores, are currently Year 2000 compliant. Given information known at this time about the Company's systems, management does not expect Year 2000 compliance costs to have a material adverse impact on the Company's business or results of operations. No assurance can be given, however, that unanticipated or undiscovered Year 2000 compliance problems will not have a material adverse effect on the Company's business or results of operations. In addition, if the Company's significant contractors, suppliers or creditors do not successfully achieve Year 2000 compliance, the Company's business and operations could be adversely affected.

     On August 4, 1998, the Securities and Exchange Commission issued new disclosure requirements with regard to Year 2000 compliance. The Company is evaluating these requirements and will include any required information not previously disclosed in its Quarterly Report on Form 10-Q for the period ended September 30, 1998.

New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statements No. 130, Reporting Comprehensive Income (SFAS 130), No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) and No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 130 and SFAS 131 are effective for the Company beginning January 1998 and for the year ended December 31, 1998, respectively. SFAS 130 is currently not applicable for the Company. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of SFAS 133 is being reviewed by the Company.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, on April 3, 1998. It requires pre-opening costs to be expensed as incurred for fiscal years beginning after December 15, 1998 and the impact of the implementation of this SOP is not expected to be material to the Company's financial results.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Shareholders held on June 4, 1998, the following individuals were elected to the Board of Directors:

                             Votes For                 Votes Withheld
H. Ray Compton              36,682,189                       296,918
John F. Megrue              35,656,922                     1,322,185
Alan L. Wurtzel             35,658,805                     1,320,302

As Class III directors, Messrs. Compton, Megrue and Wurtzel will serve until the Annual Meeting of Shareholders in 2001, or such time as successors are elected and qualified.

     J. Douglas Perry, Macon F. Brock, Jr., Thomas A. Saunders, III, Allan W. Karp and Frank Doczi continue as directors after the meeting and no elections were held with respect to their offices.

Item 5. OTHER INFORMATION.

Grant of Options to Directors

     On June 4, 1998, options to purchase 13,500 shares of Common Stock each were granted to Frank Doczi and Alan Wurtzel as continuing directors, under the terms of the Stock Incentive Plan. These options are immediately exercisable and have an exercise price of $33.50 per share.

Stock Dividend

     On June 4, 1998, the Company's Board of Directors authorized a 50% stock dividend having the effect of a three-for-two stock split for shareholders of record of common stock as of June 22, 1998, payable on June 29, 1998. Cash payments were made in lieu of fractional shares. As of the record date, there were 39,373,121 shares of Common Stock outstanding, resulting in a dividend of 19,686,454 shares of Common Stock.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following documents, filed as Exhibits 2.1 and 4.1 to the Company's Current Report on Form 8-K on July 30, 1998 are incorporated herein by this reference:

 2.1 Merger Agreement, dated July 22, 1998, by and among Dollar Tree Stores, Inc., Dollar Tree West, Inc., and Step Ahead Investments, Inc.

 4.1 Voting Agreement, dated July 22, 1998, by and among Dollar Tree Stores, Inc., Gary L. Cino, Janet Cino, Gary L. Nett, Trustee for The Cino Children's Trust dated March 18, 1997, and Gary and Janet Cino, Trustees of the Gary and Janet Cino Trust dated May 1, 1991.

     The following documents are filed herewith:

10.1 Loan Agreement between Dollar Tree Distribution, Inc. and Mississippi Business Finance Corporation, dated May 1, 1998.

10.2     Placement Letter Agreement by First Union National Bank, dated May 1,
         1998.

10.3 Tender Agency Agreement between Dollar Tree Distribution, Inc. and Amsouth Bank, dated May 1, 1998.

10.4 Remarketing Agreement between Dollar Tree Distribution, Inc. and First Union National Bank, dated May 1, 1998.

10.5     Guaranty Agreement by Dollar Tree Distribution, Inc, dated May 1, 1998.

10.6     Letter of Credit and Reimbursement Agreement between Dollar
         Tree Distribution, Inc. and First Union National Bank, dated May 1,
         1998.


(b) Reports on Form 8-K.

    The Company filed a Report on Form 8-K on July 16, 1998, which included the Company's press release regarding a 50% stock dividend. The Company also filed a Report on Form 8-K on July 30, 1998 regarding the signing of a definitive merger agreement between the Company and Step Ahead Investments, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         August 13, 1998

                                              DOLLAR TREE STORES, INC.




                                              By: /s/ Frederick C. Coble
                                                  -------------------------
                                                  Frederick C. Coble
                                                  Senior Vice President,
                                                  Chief Financial Officer
                                                  (principal financial and
                                                   accounting officer)