Form 10-Q
period 1998-09-30
DOLLAR TREE STORES INC
filed 1998-11-13
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998


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

                    Yes (X)                      No ( )

As of November 6, 1998, there were 59,158,498 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

              PART I.  FINANCIAL INFORMATION
                                                                        Page No.

Item 1. Condensed Consolidated Financial Statements:

       Condensed Consolidated Balance Sheets
        September 30, 1998 and December 31, 1997........................       3

       Condensed Consolidated Income Statements
        Three months and nine months ended September 30, 1998 and 1997..       4

       Condensed Consolidated Statements of Cash Flows
        Nine months ended September 30, 1998 and 1997...................       5

       Notes to Condensed Consolidated Financial Statements.............       6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................       7

Item 3. Quantitative and Qualitative Disclosures About Market Risk......      13

              PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................      13

Item 5. Other Information...............................................      13

Item 6. Exhibits and Reports on Form 8-K................................      13

           Signatures...................................................      15

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
                   ASSETS
Current assets:
     Cash and cash equivalents......................  $  5,325          $ 43,695
     Accounts receivable............................     1,014             1,406
     Merchandise inventories .......................   184,511            89,066
     Deferred tax asset ............................     6,162             5,093
     Prepaid expenses and other current assets .....     6,606             3,762
                                                       -------           -------
         Total current assets.......................   203,618           143,022
                                                       -------           -------
Property and equipment, net.........................   108,364            82,071
Deferred tax asset..................................     2,294             2,029
Goodwill, net . . . . ..............................    43,033            44,478
Other assets, net...................................     1,149               976
                                                       -------           -------
         TOTAL ASSETS...............................  $358,458          $272,576
                                                       =======           =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt..............  $ 40,000          $   --
     Accounts payable ..............................    53,057            44,058
     Accrued liabilities ...........................    16,541            19,526
     Income taxes payable...........................      --              18,908
     Current installments of obligations
        under capital leases........................       392               317
                                                       -------           -------
         Total current liabilities..................   109,990            82,809
                                                       -------           -------
Long-term debt (note 4).............................    50,000            30,000
Obligations under capital leases,
   excluding current installments...................     2,188               804
Other liabilities...................................     4,072             4,037
                                                       -------           -------
         Total liabilities..........................   166,250           117,650
                                                       -------           -------

Shareholders' equity:
     Common stock, par value $0.01. Authorized
       100,000,000 shares, 59,144,230 shares issued
       and outstanding at September 30, 1998 and
       58,709,948 shares issued and outstanding at
       December 31, 1997 (note 2)...................       591               391
     Additional paid-in capital.....................    44,124            36,185
     Retained earnings..............................   147,493           118,350
                                                       -------           -------
         Total shareholders' equity.................   192,208           154,926
                                                       -------           -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.  $358,458          $272,576
                                                       =======           =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                 ---------------------     ------------------
                                                   1998        1997          1998         1997
                                                 --------    --------      --------     --------
Net sales....................................    $176,071    $142,386      $500,769     $389,464
Cost of sales................................     107,915      88,550       312,927      248,173
                                                  -------     -------       -------      -------

        Gross profit.........................      68,156      53,836       187,842      141,291
                                                  -------     -------       -------      -------

Selling, general, and administrative
  expenses:
   Operating expenses........................      43,384      35,444       124,615       99,973
   Depreciation and amortization.............       4,736       3,327        13,207        9,422
                                                  -------     -------       -------      -------

        Total selling, general
          and administrative expenses........      48,120      38,771       137,822      109,395
                                                  -------     -------       -------      -------

Operating income.............................      20,036      15,065        50,020       31,896
Interest expense.............................       1,313         971         2,634        2,209
                                                  -------     -------       -------      -------

Income before income taxes...................      18,723      14,094        47,386       29,687
Provision for income taxes...................       7,208       5,425        18,243       11,428
                                                  -------     -------       -------      -------

        Net income...........................    $ 11,515    $  8,669      $ 29,143     $ 18,259
                                                  =======     =======       =======      =======

Net income per share (notes 2 and 3):
   Basic net income per share................    $   0.19    $   0.15      $   0.49     $   0.31
                                                  =======     =======       =======      =======

   Weighted average number of common
     shares outstanding:.....................      59,132      58,616        58,968       58,492
                                                  =======     =======       =======      =======

   Diluted net income per share .............    $   0.18    $   0.13      $   0.45     $   0.28
                                                  =======     =======       =======      =======

   Weighted average number of common
     shares and dilutive potential
     common shares outstanding...............      65,391      64,831        65,213       64,569
                                                  =======     =======       =======      =======


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                             1998        1997
                                                            -------     -------
Cash flows from operating activities:
 Net income..............................................  $ 29,143    $ 18,259
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization........................    13,207       9,422
    Loss on disposal of property and equipment ..........       500          77
    Provision for deferred income taxes..................    (1,334)       (984)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents:
       Accounts receivable...............................       392         635
       Merchandise inventories...........................   (95,445)    (58,069)
       Prepaid expenses and other current assets.........    (2,844)        233
       Other assets .....................................        57        (160)
       Accounts payable..................................     8,999      11,478
       Accrued liabilities...............................    (2,985)         70
       Income taxes payable..............................   (14,754)     (8,269)
       Other liabilities.................................        35         805
                                                            -------     -------
        Total adjustments................................   (94,172)    (44,762)
                                                            -------     -------
        Net cash used in operating activities ...........   (65,029)    (26,503)
                                                            -------     -------
Cash flows from investing activities:
 Capital expenditures ...................................   (36,933)    (42,600)
 Proceeds from sale of property and equipment............       137        --
                                                            -------     -------
        Net cash used in investing activities............   (36,796)    (42,600)
                                                            -------     -------
Cash flows from financing activities:
 Proceeds from long-term debt............................   162,900     213,400
 Repayment of long-term debt and facility fees...........  (103,130)   (144,103)
 Principal payments under capital lease obligations......      (300)       (227)
 Proceeds from options exercised and purchase
  of shares under ESPP...................................     3,985       1,684
                                                            -------     -------
        Net cash provided by financing activities........    63,455      70,754
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents.....   (38,370)      1,651
Cash and cash equivalents at beginning of period.........    43,695       2,987
                                                            -------     -------
Cash and cash equivalents at end of period...............  $  5,325    $  4,638
                                                            =======     =======


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the "Company") at September 30, 1998, and for the three- and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10- K. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

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

3. NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                            Three months ended     Nine months ended
                                               September 30,         September 30,
                                            1998          1997     1998         1997
                                            ----          ----     ----         ----
                                              (In thousands, except per share data)
Basic net income per share:
     Net income........................   $  11,515  $   8,669  $  29,143  $  18,259
                                             ------     ------     ------     ------
     Weighted average number of
        common shares outstanding......      59,132     58,616     58,968     58,492
                                             ------     ------     ------     ------
               Basic net income
                 per share.............   $    0.19  $    0.15  $    0.49  $    0.31
                                             ======     ======     ======     ======

Diluted net income per share:
     Net income........................   $  11,515  $   8,669  $  29,143  $  18,259
                                             ------     ------     ------     ------
     Weighted average number of
       common shares outstanding.......      59,132     58,616     58,968     58,492
     Dilutive effect of stock options
       and warrants....................       6,259      6,215      6,245      6,077
                                             ------     ------     ------     ------
     Weighted average number of
       common shares and dilutive
       potential common shares
       outstanding.....................      65,391     64,831     65,213     64,569
                                             ------     ------     ------     ------
               Diluted net income
                 per share.............   $    0.18  $    0.13  $    0.45  $    0.28
                                             ======     ======     ======     ======

4. ISSUANCE OF DEBT

     On May 20, 1998, the Company entered into a Loan Agreement with the Mississippi Business Finance Corporation ("MBFC") under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the "Bonds") in an aggregate principal amount of $19.0 million, to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's new distribution facility in Olive Branch, Mississippi. At September 30, 1998 the balance outstanding on the Bonds is $7.9 million. The Company begins repayment of the principal amount of the Bonds beginning on June 1, 2006, with a portion maturing each June 1 until the final portion matures on June 1, 2018. The Bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. Interest is payable monthly based on a variable interest rate which was 5.65% at September 30, 1998.

     The Bonds are supported by a $19.3 million Letter of Credit issued by one of the Company's existing lending banks. The Letter of Credit is renewable annually. The Letter of Credit and Reimbursement Agreement requires, among other things, the maintenance of certain specified ratios and restricts the amount of capital expenditures and the payment of dividends.

5. STEP AHEAD INVESTMENTS, INC.

     On July 22, 1998, the Company signed a definitive merger agreement with Sacramento, California based Step Ahead Investments, Inc.("SAI"). SAI, a privately-held corporation established in 1983, operates 63 stores under the name "98(cent) Clearance Centers." The stores offer variety merchandise at a fixed price of 98(cent) or less and are located in northern and central California and northwestern Nevada.

     Under the terms of the merger agreement, the Company expects to issue or reserve between 1.9 and 2.1 million shares for all of SAI's outstanding stock and options, adjusted for certain changes in the Company's stock price. The stock-for-stock transaction is expected to be accounted for as a pooling-of-interests. The Company's Registration Statement on Form S-4, as amended, became effective on November 10, 1998. This transaction is expected to close on or shortly after December 10, 1998, pending approval of SAI's shareholders and fulfillment of other customary closing conditions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS. The Company has made in this report, and from time to time may otherwise make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's operations, economic performance and financial condition. Such statements may be identified by the use of words such as "believe," "anticipate" and "expect." The forward-looking statements concern, among other things, the Company's expansion plans and store openings; sales per selling square foot and comparable store net sales trends; increases in shipping or distribution costs; the Dollar Bills litigation; the potential products liability claims; the Step Ahead merger and adverse economic factors. Such forward-looking statements could be inaccurate and are subject to various known and unknown risks and uncertainties. Actual results, performance or actions of the Company could differ materially from those currently anticipated due to a number of factors, including the failure of the merger to be consummated at all or in the manner anticipated as well as the risks discussed in this Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's 1997 Annual Report on Form 10-K under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", and in the Company's Registration Statement on Form S-4, as amended, effective November 10, 1998, under the caption "Risk Factors".

The Three Months Ended September 30, 1998 and 1997

Results of Operations and General Comments

     Net sales increased $33.7 million, or 23.6%, to $176.1 million for the three months ended September 30, 1998, from $142.4 million for the three months ended September 30, 1997. Of this increase, (i) approximately 88%, or $29.8 million, was attributable to stores opened in 1997 and 1998 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 12%, or $3.9 million, was attributable to comparable store net sales growth, which represented a 2.9% increase over comparable store net sales in the corresponding quarter of the prior year. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. The Company added 75 new stores during the third quarter of 1998 and closed one store, compared to opening 54 new stores and closing one store during the third quarter of 1997. Nine of the new stores were obtained from two small dollar store operators.

     Management anticipates that the primary source of future net sales growth will be new store openings and, to a lesser degree, sales increases from expanded and relocated stores and comparable store net sales increases. Although the Company has experienced significant increases in comparable store net sales historically, management believes that the increases, if any, in comparable store net sales in the future may be smaller than those experienced historically, and that decreases in average net sales per selling square foot will occur as the average store size increases.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $14.3 million, or 26.6%, to $68.2 million in the third quarter of 1998 from $53.8 million in the third quarter of 1997. As a percentage of net sales, gross profit increased to 38.7% from 37.8%, primarily due to improved merchandise costs (after consideration of the increased freight costs) and a reduction in inventory shrinkage and markdown costs as a percentage of net sales. The improvement in merchandise costs as a percentage of net sales is primarily due to favorable pricing and the earlier receipt of higher margin items, compared to last year. Because of the earlier receipt of selected items, management does not expect this rate of improvement to continue for the balance of the year.

     Selling, general and administrative expenses ("SGA"), which include operating expenses and depreciation and amortization, increased $9.3 million, or 24.1%, to $48.1 million in the third quarter of 1998 from $38.8 million in the third quarter of 1997, and increased as a percentage of net sales to 27.3% from 27.2% during the same period. This increase in SGA, as a percentage of net sales, resulted primarily from increased payroll, primarily due to the minimum wage increase late in 1997, and higher depreciation, offset by a general reduction in operating expenses resulting from cost controls.

     Operating income increased $5.0 million, or 33.0%, to $20.0 million for the third quarter of 1998 from $15.1 million for the comparable period in 1997, and increased as a percentage of net sales to 11.4% from 10.6% during the same period for the reasons noted above.

The Nine Months Ended September 30, 1998 and 1997

Results of Operations and General Comments

     Net sales increased $111.3 million, or 28.6%, to $500.8 million for the nine months ended September 30, 1998, from $389.5 million for the nine months ended September 30, 1997. Of this increase, (i) approximately 78%, or $87.0 million, was attributable to stores opened in 1997 and 1998 which are not included in the Company's comparable store net sales calculation, and (ii) approximately 22%, or $24.3 million, was attributable to comparable store net sales growth, which represented a 6.8% increase over comparable store net sales in the corresponding nine months of the prior year. Because substantially all the Company's products sell for $1.00, the increase in comparable store net sales was a direct result of increased unit volume. Management believes that a consistent in-stock inventory position in basic consumable goods early in the year, combined with an extended Easter selling season, contributed to the comparable store net sales increase. The Company added 171 new stores and closed four stores during the first nine months of 1998, compared to opening 129 new stores and closing one store during the first nine months of 1997. Nine of the new stores were obtained from two small dollar store operators.

     Gross profit, which consists of net sales less cost of sales (including distribution and certain occupancy costs), increased $46.6 million, or 32.9%, to $187.8 million in the first nine months of 1998 from $141.3 million in the first nine months of 1997. As a percentage of net sales, gross profit increased to 37.5% from 36.3%, primarily due to improved merchandise costs (after consideration of the increased freight costs). The improvement in merchandise costs is primarily due to favorable pricing and the earlier receipt of higher margin items. In May 1998, a trans-Pacific ocean-shipping cartel imposed an increase of $300 per container on all U.S. imports from Asia, which took effect with shipments beginning in mid-May 1998. This rate increase is expected to add approximately $600,000 to $700,000 in freight expenses to the Company's cost of sales for the second half of 1998, and approximately $1.5 million to $2.0 million for 1999. The cartel recently announced its intention to impose a further increase of $900 per container for shipments from Asia to the West Coast of the United States and $1,000 for shipments to the East Coast, with a $300 per container surcharge during the peak shipping season from June 1 through November
30. Although it is uncertain
whether the cartel will be successful in implementing the increase at the announced rates, the target effective date for the increase is May 1, 1999.

     SGA increased $28.4 million, or 26.0%, to $137.8 million in the first nine months of 1998 from $109.4 million in the first nine months of 1997, and decreased as a percentage of net sales to 27.5% from 28.1% during the same period. This decrease in SGA, as a percentage of net sales, resulted primarily from the leveraging of fixed costs, due to the strong comparable store sales increases, and from on-going cost control initiatives, which more than offset slight increases in payroll and depreciation.

     Operating income increased $18.1 million, or 56.8%, to $50.0 million for the first nine months of 1998 from $31.9 million for the comparable period in 1997, and increased as a percentage of net sales to 10.0% from 8.2% during the same period for the reasons noted above.

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

    During the first nine months of 1998, net cash used in operations was $65.0 million. The net cash used in operations during the first nine months of 1998 was used primarily to build inventory levels and compares to net cash used in operations of $26.5 million during the comparable period of 1997. The increase in 1998 reflects higher inventory levels due to the earlier receipt of merchandise in anticipation of a shipping container shortage in Southeast Asia. Net cash used in investing activities during the first nine months of 1998 was $36.8 million, which consisted primarily of capital expenditures relating to new store expansion. Net cash provided by financing activities during the first nine months of 1998 was $63.5 million, which was primarily used to fund seasonal working capital needs.

     The Company's borrowings under its bank facilities, senior notes and Bonds were $90.0 million at September 30, 1998, and $72.5 million at September 30, 1997. Borrowings at December 31, 1997, amounted to $30.0 million. Under the Company's bank facilities, an additional $82.9 million is available at September 30, 1998, approximately $13.5 million of which is committed to certain letters of credit issued in relation to the routine purchase of foreign merchandise.

     During September 1998, the Amended and Restated Revolving Credit Agreement was amended to remove the minimum beneficial ownership requirements of the founding shareholders.

   Except for the cost of the new Olive Branch facility, the Company believes that it can adequately fund its planned capital expenditures and working capital requirements for the next several years from net cash provided by operations and availability under its credit facilities.

Recent Development

     On July 22, 1998, the Company signed a definitive merger agreement with Sacramento, California based Step Ahead Investments, Inc.("SAI"). The merger agreement was amended on October 20, 1998. SAI, a privately-held corporation established in 1983, operates 63 stores under the name "98(cent) Clearance Centers." The stores offer variety merchandise at a fixed price of 98(cent) or less and are located in northern and central California and northwestern Nevada. The Company's Registration Statement on Form S-4, as amended, became effective on November 10, 1998.

     Under the terms of the merger agreement, the Company expects to issue or reserve between 1.9 and 2.1 million shares for all of SAI's outstanding stock and options, adjusted for certain changes in the Company's stock price. The stock-for-stock transaction is expected to be accounted for as a pooling-of-interests. This transaction is expected to close on or shortly after December 10, 1998, pending approval of SAI's shareholders and fulfillment of other customary closing conditions.

     Costs relating to the merger are expected to be approximately $5.5 million, which will be charged to operations upon consummation of the merger. After consideration of these costs and charges, the Company anticipates that the merger will be dilutive for shareholders of the combined company for the year ended December 31, 1998, but management believes that the merger will not be dilutive for the year ended December 31, 1999.

Year 2000 Compliance

     The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The Year 2000 project has been divided into four phases: 1) inventory and initial assessment, 2) remediation & testing, 3) implementation and 4) contingency planning. The assessment phase of the Year 2000 project is substantially complete and included both information technology, such as computer equipment and software, as well as non-information technology equipment, such as warehouse conveyor systems.

     The Company's plan provides for internal compliance of all mission-critical systems by mid-1999. The Company believes that the majority of its internal systems are currently Year 2000 compliant. Some programs and equipment will be replaced beginning in late 1998 by routine upgrades which will provide numerous system enhancements and will be Year 2000 compliant. These upgrades were previously planned and were not accelerated due to Year 2000 issues. The Company has not deferred any information technology projects to address the Year 2000 issue.

     The Company plans to continue to rely primarily on internal resources in order to identify, correct or reprogram and test systems for Year 2000 compliance. The total costs of modifying the Company's current systems are not expected to exceed $500,000. These costs are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

     Additionally, the Company is in the process of communicating with service providers and suppliers of merchandise in order to assess their Year 2000 readiness and the extent to which the Company may be vulnerable to any third parties' failure to remediate their own Year 2000 issues. Many of these parties have stated their ability to supply the Company will not be affected by the Year 2000 issue. However, the Company cannot assure timely compliance of third parties and may be adversely affected by failure of a significant third party to become Year 2000 compliant.

     Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with store locations, customs delays, loss of electric power, inability to process transactions, or engage in similar normal business activities.

     To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on the Company's actual testing experience and assessment of outside risks.

     The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available.

New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statements No. 130, Reporting Comprehensive Income (SFAS 130), No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) and No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 130 and SFAS 131 are effective for the Company beginning January 1998 and for the year ended December 31, 1998, respectively. SFAS 130 is currently not applicable for the Company. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of SFAS 133 is being reviewed by the Company, but management believes it will not have a material effect on the Company's financial condition.

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


Item 5. OTHER INFORMATION.

     In relation to the proposed merger with Step Ahead Investments, Inc., the Company's Registration Statement on Form S-4 (Registration No. 333-61139) became effective on November 10, 1998.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following documents, filed as Exhibits 2.1 and 4.1 to the Company's Current Report on Form 8-K on July 31, 1998 are incorporated herein by this reference:

     2.1 Merger Agreement dated July 22, 1998 by and among Dollar Tree Stores, Inc., Dollar Tree West, Inc., and Step Ahead Investments, Inc.

     4.1 Voting Agreement dated July 22, 1998 by and among Dollar Tree Stores, Inc., Gary L. Cino, Janet Cino, Gary L. Nett, Trustee for The Cino Children's Trust dated March 18, 1997, and Gary and Janet Cino, Trustees of the Gary and Janet Cino Trust dated May 1,
              1991.

     The following document, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on October 29, 1998 is incorporated herein by this reference:

     2.2 Amendment to the Merger Agreement dated October 20, 1998 by and among Dollar Tree Stores, Inc., Dollar Tree West, Inc., and Step Ahead Investments, Inc.

     The following document is filed herewith:

     10.1 Fifth Amendment to Amended and Restated Revolving Credit Agreement dated September 30, 1998 by and among Dollar Tree Distribution, Inc., Dollar Tree Stores, Inc., Dollar Tree Management, Inc., BankBoston, N.A., NationsBank, N.A., Crestar Bank, First Union National Bank of Virginia, Amsouth Bank of Alabama, and Union Bank of California, N.A.

(b) Reports on Form 8-K.

     The Company filed the following Reports on Form 8-K.

         Date                  Subject

     July 16, 1998         Press release regarding a 50% stock dividend

     July 31, 1998         Signing of a definitive merger agreement between the
                           Company and Step Ahead Investments, Inc.

     October 8, 1998       Press release regarding net sales for the quarter
                           ended September 30, 1998

     October 29, 1998      Amendment to the Merger Agreement between Dollar Tree
                           Stores, Inc., Dollar Tree West, Inc. and Step Ahead
                           Investments, Inc.
                           Press release regarding net earnings for the quarter ended September 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         November 13, 1998

                                                   DOLLAR TREE STORES, INC.




                                                   By: /s/ Frederick C. Coble
                                                       ------------------------
                                                       Frederick C. Coble
                                                       Senior Vice President,
                                                       Chief Financial Officer
                                                       (principal financial and
                                                        accounting officer)