Form 10-K
period 1998-12-31
DOLLAR TREE STORES INC
filed 1999-03-25
CIK 935703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 ( X )       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998


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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 15, 1999 was $1,785,983,119 based on a $37.50 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     On March 15, 1999, there were 61,169,679 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information called for in Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 3, 1999, which will be filed with the Securities and Exchange Commission not later than April 30, 1999.

                            DOLLAR TREE STORES, INC.
                               TABLE OF CONTENTS


                                                                          Page
                                     PART I

Item 1.    BUSINESS.........................................................3

Item 2.    PROPERTIES.......................................................9

Item 3.    LEGAL PROCEEDINGS...............................................10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11

                                 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS...........................................11

Item 6.    SELECTED FINANCIAL DATA.........................................11

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...........................13

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......21

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................22

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...........................38

                                 PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............39

Item 11.   EXECUTIVE COMPENSATION..........................................39

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................39

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................39

                                 PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K...................................................39

           SIGNATURES......................................................41

A WARNING ABOUT FORWARD LOOKING STATEMENTS: We have made "forward-looking statements" in this document as that term is used in the Private Securities Litigation Reform Act of 1995. Such statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Our assumptions, beliefs and current information could be mistaken. Forward-looking statements include any statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view" or "estimate." Forward-looking statements also include, and are subject to risks relating to, our future operations, performance, or financial condition such as:

         o    comparable store net sales trends,

         o    expansion plans and store openings,

         o dependence on imports and vulnerability to foreign economic and political conditions as well as import restrictions, duties and tariffs,

         o    increases in shipping costs, the minimum wage, and other costs,

         o    the integration of Step Ahead,

         o the capacity and the performance of our distribution centers and systems,

         o    our ability to sublease the Memphis facility, and

         o    Year 2000 compliance.

Any statements concerning our future operations, performance, or financial condition could be inaccurate or incorrect. For additional discussion of the factors that could affect our actual operations, performance or financial condition, see "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against company policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. We also have a company policy against issuing financial forecasts or projections or confirming those issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

--------------------------------------------------------------------------------
         INTRODUCTORY NOTE: Unless otherwise stated, financial and other data describe Dollar Tree and Step Ahead on a combined basis, and references to "we," "our" and the "company" refer to the combined company.
--------------------------------------------------------------------------------

                                     PART I

Item 1.  BUSINESS

         Dollar Tree Stores, Inc. was established in 1986 by J. Douglas Perry, our Chairman, Macon F. Brock, Jr., our President and Chief Executive Officer, and H. Ray Compton, our Executive Vice President. They have worked together for 20 years building first a chain of toy stores and then the discount variety store chain that became Dollar Tree. After selling the toy stores in 1991, they concentrated solely on developing and expanding Dollar Tree variety stores and selling merchandise at the $1.00 price point.

         We have opened over 100 new stores in each of the last three years. Dollar Tree stores have been successful in major metropolitan areas, mid-sized cities and small towns with populations under 25,000. Our stores perform well in a variety of locations. They are typically between 4,500 to 5,000 square feet in size and stock a wide assortment of products in traditional variety store categories. Much of this merchandise is directly or indirectly imported from vendors located abroad.

         In December 1998, we merged Dollar Tree with Step Ahead Investments, Inc., and obtained its sixty-six "98 Cent Clearance Center" stores located in northern and central California and northwestern Nevada. These stores average 10,000 to 14,000 square feet and are more than twice as large as the typical Dollar Tree store. They also stock more consumable merchandise and generally target customers with lower incomes than those that Dollar Tree targets. Although Step Ahead does not directly import merchandise, a portion of its goods purchased from domestic vendors are manufactured abroad.

         During 1999, we will make several changes to the 98 Cent Clearance Centers so that they will more closely resemble our Dollar Tree stores. These changes include:

         o    changing the name, layout and look of the stores,

         o    improving the quality and selection of merchandise,

         o    improving merchandise presentation, and

         o    converting the $0.98 price point to match our $1.00 price point.

Business Strategy

         Our goal is to continue our leadership position in the $1.00 price point segment of the discount retail industry. Factors contributing to the success of our operations include:

         Value Offering. We strive to exceed customers' expectations of the range and quality of products that can be purchased for $1.00. Management believes that many of the items we sell for $1.00 are typically sold for higher prices elsewhere. We are able to offer such value in part by purchasing a substantial portion of our products directly from foreign manufacturers, allowing us to pass on additional value to the customer. In addition, direct relationships with both domestic and foreign manufacturers permit broad product selection, customized packaging and, frequently, the ability to obtain larger sizes and higher package quantities.

         Changing Merchandise Mix. In addition to our wide assortment of quality everyday core merchandise, we have a constantly changing mix of new and exciting products. These can include seasonal goods, such as Easter gifts, summer toys, back-to-school products and Christmas wrapping paper, as well as closeout merchandise. We also take advantage of the availability of lower priced, private label goods, which are comparable to national name brands.

         Strong and Consistent Store Level Economics. The early profitability of our stores and the flexibility of our real estate strategy provide us with a wide range of real estate opportunities. Dollar Tree and 98 Cent Clearance Center stores have historically been profitable within the first full year of operations. Dollar Tree stores have an average store level operating income of approximately $185,000 (approximately 23% of net sales) for stores whose first full year of operations was 1998. 98 Cent Clearance Centers have an average store level operating income of approximately $252,000 (approximately 15% of net sales) for stores whose first full year of operations was 1998. In addition, the operating performance of both Dollar Tree and 98 Cent Clearance Center stores has been very consistent. Over 90% of those stores open for the entire year have store level operating income margins in excess of 15% for 1998. We expect most future stores we open to resemble the Dollar Tree model.

         Cost Control. Given our pricing structure, it is critical that we monitor expenses, inventories and operating margins. We closely manage both retail inventory shrinkage and retail markdowns of inventory, limiting each to an average of not more than 2.5% of annual net sales over the last five years. In the past five years, on a combined basis and excluding merger related costs, we have kept our gross profit margins in the 35.7% to 37.9% range and increased our operating income margin from 10.3% to 13.4%.

Growth Strategy

         Historically, our net sales growth has come primarily from new store openings, as well as comparable store net sales increases. For the five years ended December 31, 1998, net sales increased at a compound annual growth rate of 35% and operating income, excluding merger related costs, increased at a compound annual growth rate of 44%. Management anticipates that the primary sources of future sales growth will be new store openings and, to a lesser degree, sales increases from expanded and relocated stores and comparable store net sales increases. We anticipate expanding by approximately 215 to 225 stores in 1999, 24 of which have been added as of March 1, 1999. Our new store openings in 1999 will continue to be concentrated within our existing eastern markets to take advantage of market opportunities, distribution efficiencies and field management efficiencies. In 1999, we expect to add approximately six to ten stores in the western market. We also plan to selectively enter new markets.

Merchandising and Store Format

         Our primary goal in merchandising is to offer a wide assortment of products which exceed customer expectations of the value available for $1.00. We seek to accomplish this goal by:

         o offering a balanced mix of everyday core products and changing selections in traditional variety store categories,

         o    maintaining a disciplined, global purchasing program, and

         o emphasizing the effective presentation of merchandise in the stores.

         Merchandise Mix. Our merchandise mix distinguishes Dollar Tree from other discount variety stores selling at the $1.00 price point. Our stores offer a well stocked selection of core and changing products within traditional variety store categories. These categories include housewares, seasonal goods, candy and food, toys, health and beauty care, party goods, gifts, stationery, personal accessories, books and other consumer items. The actual items and brands offered at any one time will vary.

         We use seasonal and, to a limited extent, selected closeout merchandise to add to the variety and freshness of our stores' core products. Seasonal goods include Easter gifts, summer toys, back-to-school products and Christmas wrapping paper. We purchase closeout merchandise, which management believes can be effective in generating recognized value and excitement, as opportunities present themselves, but limit the percentage of total inventory represented by closeout merchandise to less than 20%. The 98 Cent Clearance Centers have, in the past, carried slightly more closeout merchandise and slightly less seasonal goods than the traditional Dollar Tree stores.

         The merchandise mix in the 98 Cent Clearance Center stores focuses considerably more on consumable products. While we expect the historical balance between consumable and "impulse" merchandise for the West Coast stores to remain relatively the same in 1999, within this merchandise mix we will focus on faster selling items and replace lower quality goods with the higher quality merchandise already carried in our eastern stores. We also expect to broaden the selection of items available within particular categories, such as gifts, party goods, toys and seasonal goods.

         Purchasing. Management believes that our disciplined purchasing program, our relationships with our suppliers and the exclusive focus of our buying power at the $1.00 price point contribute to our successful purchasing strategy. We believe that offering perceived, as well as real, value to our customers while maintaining target merchandise margins in our purchasing program is critical to our success.

         We purchase merchandise from 850 to 900 vendors annually, buying both directly from manufacturers and indirectly from trading companies and brokers. No vendor accounted for more than 10% of total merchandise purchased in any of the last five calendar years. New vendors are used frequently to offer competitive, yet varied, product selection and to maintain high levels of value.

         We deal with our suppliers principally on an order-by-order basis. We have no long-term purchase contracts or other contractual assurance of continued supply or pricing. Management believes that a continuing and increasing supply of quality merchandise suited to a $1.00 sales price will be available in sufficient quantities to meet our plans for future growth.

         Imports. A majority of the merchandise sold in Dollar Tree stores is imported from foreign sources, particularly China. On a combined basis, in 1997, we imported approximately 29% of our merchandise based on cost and approximately 33% based on retail, directly from vendors located abroad, primarily in Hong Kong and Taiwan (through which our Chinese imports flow), Thailand, Mexico, Indonesia, Italy and India. In 1998, we imported approximately 36% of our merchandise based on cost and approximately 40% based on retail. In 1999, we expect imports to account for approximately 40% of total purchases at retail. Historically, Step Ahead did not purchase a significant amount of direct imports. However, we believe that a portion of the non-consumable goods both companies purchased from domestic vendors was indirectly imported from foreign countries.

         China is the source for a large majority of our direct imports. We believe it is also the largest source of our indirect imports. Our imports from China are generally subject to favorable United States import duties because China is currently afforded "most favored nation" status by the United States. This status for China is reviewed annually by the United States government and is currently extended through July 2, 1999. As a result of unresolved trade and other issues between the United States and China, there is significant opposition in the U.S. Congress to the renewal of "most favored nation" status for China. Loss of this status for China or the imposition of trade restrictions such as punitive tariffs or duties could impose significantly higher purchasing costs on us. Although no punitive import duties are currently imposed, these duties could equal as much as 100% of the cost of certain Chinese goods.

         The  countries  of  Southeast  Asia have been  involved  in an economic crisis characterized by currency devaluations, rising interest rates, deteriorating economic growth and declining capital markets. In 1998, the Southeast Asia crisis resulted in a shortage of shipping containers available for shipments from Asia. Continued financial pressure on overseas markets or fluctuations in the value of the Chinese or Hong Kong currency may result in disruptions in the sourcing of goods, increases in the cost of goods, reductions in the quality of goods, product shortages, nonshipment of goods, and/or strikes.

         While we believe we could find alternative sources of supply in response to an increase in tariffs, duties or other import costs or to an interruption or delay in the supply of goods from foreign sources, the transition to alternative sources may not occur in time to meet our demands. Also, products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase. The result could be a material adverse effect on our business and results of operations.

         Visual Merchandising. Management believes that the presentation of our merchandise is critical to communicating value and excitement to our customers. Our stores are attractively designed, using vibrant colors, uniform decorative signs and accent lighting, and provide carpeting and background music to create an inviting atmosphere for shoppers. We use a variety of merchandising fixtures, including slat walls, bins and shelving, and adjustable gift displays. These fixtures allow us the flexibility to rearrange merchandise to feature seasonal products. Some of these fixtures have been specifically designed for us, such as the customized shelf display designed to promote our polyresin and porcelain gift products at the front of the stores. We maintain a field merchandising group, including store display coordinators, who maintain a consistent visual presentation in stores throughout the chain and expedite the store opening process. We rely on attractive exterior signs and in-store merchandising as the primary forms of advertising. We generally do not use other forms of advertising, except when promoting the opening of a new store.

         The wide variety, value and freshness of our merchandise together with the lively appearance of the store create excitement for customers that management believes results in high store traffic, high sales volume and an environment which encourages "impulse" purchases. After-hours stocking and "recovery" of the stores help maintain the stores' clean, neat appearance as well as ensure that the maximum amount of merchandise is displayed. The size and layout of the store, merchandising by category, our $1.00 price point and convenient locations combine for a time-efficient shopping experience.

         Centralized check-out at the front of the store and the even-dollar pricing policy ensure that customers are not kept waiting. We do not have a point-of-sale system. Credit and debit cards are accepted at a select number of stores.

         During 1999, the layout of the 98 Cent Clearance Center stores will be changed to more closely resemble our eastern stores. We will install shelving and display fixtures consistent with current Dollar Tree standards and update the checkout area for better efficiency. We intend to update these stores to create a more attractive, inviting atmosphere.

Site Selection and Store Locations

         We maintain a disciplined, cost-sensitive approach to site selection, favoring strip centers and selected enclosed malls. In the last five years, we have opened primarily strip center based stores. These stores have historically required lower initial capital investment and generated higher operating margins than mall stores. We favor opening new stores in strip center locations anchored by strong mass merchandisers such as Wal-Mart, Kmart and Target, whose target customers management believes are similar to those of Dollar Tree. We also open stores in neighborhood centers anchored by large grocery retailers. Our stores have been successful in major metropolitan areas, mid-sized cities and small towns with populations under 25,000. Management believes that our stores can perform well in a variety of locations. Management also believes that our stores have a relatively small shopping radius, which allows the concentration of multiple stores in a single market. Our ability to open new stores is contingent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

Larger Store Format

         The format of our Dollar Tree stores has evolved over time from a predominantly mall-based store, averaging 2,500 to 3,000 square feet, in the late 1980s to a preference for strip center locations of approximately 4,500 to 5,000 square feet in more recent years. Prior to our acquisition of the 98 Cent Clearance Centers, we began testing a larger Dollar Tree store format. These larger stores range from 7,500 to 14,000 square feet, and provide a better opportunity to display our variety store merchandise. Although we characterize a 10,000 square foot store as "larger," we believe that this is still "small box" retailing within the discount retail industry. Our management does not view these stores as a departure from our core business, but rather a variation on our core philosophies of value, variety and convenience.

         In these larger stores, a lower profile gondola fixture, wider aisles and lower shelf display allow the customer to see virtually the whole store, which creates a sense of openness and space. The merchandise mix displayed within the larger Dollar Tree stores is largely identical to that in all of our Dollar Tree stores, with our ongoing focus on offering a wide selection of variety merchandise. Because of the added space in the larger stores, we are able to display a larger selection of certain items, such as picture frames and candles, and to create attractive displays, such as a gift wrap center.

         During 1998, we opened four larger format stores and remodeled three of our existing Dollar Tree stores to this format. Due to the short amount of time that these stores have been open with this format, we do not have actual annual operating results available. Our management believes that sales in the large format Dollar Tree stores will range from $1.2 to $1.5 million, and will produce store-level operating margins similar to margins historically seen at the Dollar Tree stores. We expect to open 20 to 25 of these larger stores during 1999. We will continue to locate these stores in markets that serve the middle income customer looking for a convenient shopping experience. We expect future new store square footage to range from approximately 4,500 to 10,000 square feet. Our goal is to select the size which we believe can best serve our customer in each location.

Warehousing And Distribution

         Warehousing and distribution are managed centrally from our corporate headquarters, located on the same site as our Chesapeake, Virginia distribution center. We view maintaining strong warehousing and distribution support for our stores as a critical element of our expansion strategy and our ability to maintain a low cost operating structure. As we continue our expansion, we intend to open new units in regions around our distribution centers.

         Our financial results depend in large part on whether we get our inventory from suppliers to stores in a timely and efficient manner. Substantially all of our inventory is shipped or picked up directly from suppliers and delivered to our distribution centers where the inventory is processed and then distributed to stores.

         We believe that our distribution centers currently allow us to service over 2,000 stores. However, the California facility can only service 75 stores and we currently have sixty-six 98 Cent Clearance Center stores. As a result, a new leased distribution center will be built in 1999 in Stockton, California and is expected to open in early 2000. For more information on this facility, see "Properties" on page 10.

         Our substantial distribution center capacity allows us to receive manufacturers' early shipment discounts and buy large quantities of goods at favorable prices. In addition, during the past several years we have used off-site facilities to accommodate large shipments of seasonal merchandise. Since the distribution centers maintain back-up inventory and provide weekly delivery to each store, in-store inventory requirements are reduced and we are able to operate with smaller stores than would otherwise be required. Off-hours stocking, as well as off-site storage space, is used to support the stores' inventory turnover.

         Our merchandise replenishment software generates distribution models that can be based on variables such as store volume and certain demographic and physical characteristics of the stores. Each store has a weekly and monthly budgeted inventory requirement based on our projected sales for the year and our existing inventory levels. Stores receive weekly shipments of merchandise from distribution centers based on their anticipated inventory requirements for each week and communication via telephone or electronic mail between store managers and the distribution group. We have the ability to make two weekly deliveries to high volume stores during the busy Christmas season. The majority of our inventory is delivered to the stores by contract carriers, supplemented by a small internal fleet of less than 50 tractors.

         The orderly operation of our receiving and distribution process depends on effective management of our distribution centers and strict adherence to shipping schedules (especially those from the Far East). We are continually looking for opportunities to reduce our freight and distribution costs and periodically evaluate various delivery options. We may not have anticipated all of the changing demands our expanding operations will impose on our distribution network. Events beyond our control, such as disruptions in operations due to labor disagreements or shipping problems, may result in unexpected costs or delays in the delivery of merchandise to stores.

Competition

         The retail industry is highly competitive. Our competitors include mass merchandisers (such as Wal-Mart), discount stores (such as Dollar General), closeout stores (such as Odd Lots and Big Lots) and other variety stores. In past years, our principal competitors have not been other single price point retailers. However, management expects that our expansion plans, as well as the expansion plans of other single price point retailers, will bring us increasingly into direct competition with other single price point retailers. For example, we expect competition to increase with such companies as 99 Cents Only in California and Dollar Express in the Northeast. Increased competition could have a material adverse effect on business and financial results.

Trademarks

         We are the owners of Federal service mark registrations for "Dollar Tree," the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price . . . One Dollar," each of which expires in 2003 or later. A small number of our stores operate under the name "Only $1.00," for which we have not obtained a service mark registration; if we were required to change the name of these stores, we do not believe that this would have a material adverse effect on our business. We also own a concurrent use registration for "Dollar Bill$" and the related logo which expire in 2005. During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything," and "Everything's $1.00," the registration of which is pending, and "The Dollar Store," the registration of which expires in 2001. In 1998, with the acquisition of Step Ahead, we became the owner of additional Federal service mark registrations which include "98 Cent Clearance Center" and "98 Cent Clearance Centers" together with the related design. These marks expire in 2003.

         We also occasionally use various brand names under which we market products, although management believes that these brand names are not material to our operations.

Seasonality

         Dollar Tree has historically experienced and expects to continue to experience seasonal fluctuations in its net sales, operating income and net income. See "Management's Discussion and Analysis--Seasonality and Quarterly Fluctuations."

Employees

         We employed approximately 16,000 employees at December 31, 1998, approximately 3,800 of whom were full-time and 12,200 part-time. The number of part-time employees fluctuates depending on seasonal needs. None of our employees are currently represented by a labor union. On March 31, 1994 and March 20, 1996, the employees of our Virginia distribution center voted against union representation by the International Brotherhood of Teamsters in elections certified by the National Labor Relations Board. During 1998, the Teamsters attempted to organize our employees at our Chesapeake and Chicago, Illinois area distribution centers. In the future, our employees at any of our distribution centers may elect to be represented by a union. We consider our relationship with employees to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

Item 2.  PROPERTIES

         As of December 31, 1998, we operated 1,156 stores in 31 states. A summary of our historical unit growth by state over the past three years is presented below (number represents stores open as of the date indicated):

                                                      December 31,
                                       ---------------------------------------
                                       1996              1997             1998
                                       ----              ----             ----
      SOUTHEAST:
        Florida....................      85                96              117
        North Carolina.............      52                61               72
        Georgia....................      50                60               71
        Tennessee..................      37                41               47
        South Carolina.............      27                35               44
        Alabama....................      33                38               41
        Mississippi................      15                20               23
      MIDWEST:
        Michigan...................      49                57               69
        Illinois...................      47                58               65
        Ohio.......................      46                49               54
        Wisconsin..................       7                15               30
        Indiana....................      27                28               30
        Missouri...................      13                22               25
        Kentucky...................      15                19               24
        Minnesota..................       3                 6                9
        Iowa.......................       1                 2                3
      MID-ATLANTIC:
        Virginia...................      72                84               99
        Pennsylvania...............      45                51               57
        Maryland...................      39                47               54
        West Virginia..............       9                11               17
        Delaware...................       2                 3                3
      SOUTHCENTRAL:
        Texas......................      16                20               31
        Arkansas...................       9                12               17
        Louisiana..................      12                15               16
        Oklahoma...................       0                 0                4
      NORTHEAST:
        New York...................      16                23               45
        New Jersey.................      10                14               16
        Connecticut................       0                 0                5
        Massachusetts..............       0                 0                2
      WEST
        California.................      46                56               63
        Nevada.....................       2                 3                3
                                      ----------------------------------------
      Total........................     785               946            1,156
                                      ========================================


         Of the 1,156 stores open at December 31, 1998, the majority are located in the Southeastern and Midwestern regions of the United States. Additionally, we operate four distribution centers, one each in Chesapeake, Virginia; Olive Branch, Mississippi; the Chicago, Illinois area; and the Sacramento, California area. We anticipate expanding by approximately 215 to 225 stores in 1999.

         We currently lease all of our existing store locations and expect that our policy of leasing rather than owning stores will continue as we expand. Our leases typically provide for a short initial lease term and give us the option to extend. Management believes that this lease strategy enhances our flexibility to pursue various expansion and relocation opportunities resulting from changing market conditions. Our ability to open new stores is contingent upon:

         o    locating satisfactory sites,

         o    negotiating favorable leases,

         o    obtaining necessary financing, and

         o    recruiting and training additional qualified management personnel.

         As current leases expire, we believe that we will be able either to obtain lease renewals if desired for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, we have not experienced difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. We may have violated prohibitions against a change in control of Dollar Tree in a minority of our leases. Many of our leases contain provisions with which we do not comply, including provisions requiring purchase of insurance upon leasehold improvements and/or property located in the stores, requiring us to advertise or prohibiting us from operating another store within a specified radius. Management believes that these provisions will not have a material adverse effect on the business or financial position of Dollar Tree based primarily on our belief that we maintain good relations with the landlords, that most of our leases are at market rents, and that we have historically been able to secure leases for suitable locations.

         The following table includes information about the distribution centers we currently have in use. It shows where those distribution centers are located; whether we own the facility or lease it, and, if leased, when the lease expires; the overall size in square feet of the facility; and the number of stores we believe can be served from each distribution center.

                                                                          Estimated
Location                      Own/Lease    Lease Expires   Square Feet  Store Capacity
---------------------------- ----------- ---------------- ------------- --------------
Chesapeake, Virginia             Own            N/A          400,000         800
---------------------------- ----------- ---------------- ------------- --------------
Olive Branch, Mississippi        Own            N/A          425,000         800
---------------------------- ----------- ---------------- ------------- --------------
Chicago area, Illinois          Lease    June 2005, with     250,000         400
                                         options to renew
---------------------------- ----------- ---------------- ------------- --------------
Sacramento area, California     Lease        June 2008       140,000          75
---------------------------- ----------- ---------------- ------------- --------------

         Our Store Support Center in Chesapeake, Virginia, was built in 1997 to replace our original location in Norfolk, Virginia. The lease on our former Norfolk location expires in December 2009 and the facility has been subleased. The distribution center in Olive Branch, Mississippi, became operational in January 1999 and replaced a former location in Memphis, Tennessee. The lease on our former Memphis distribution center expires in September 2005; we hope to sublease this facility in the future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

         The Chesapeake and Olive Branch distribution centers contain advanced materials handling technologies, including an automated conveyor and sorting system, radio-frequency inventory tracking equipment and specialized information systems. The Chicago area and Sacramento area distribution centers are not automated. The Sacramento area distribution center is also supported by three satellite locations totaling approximately 220,000 square feet.

         We expect to replace the distribution center in the Sacramento area with a new leased facility in Stockton, California. Construction of this 317,000 square foot, non-automated facility is scheduled to begin in the second quarter of 1999. Management anticipates operation of this distribution center to begin in early 2000.

Item 3.  LEGAL PROCEEDINGS

         Alper Lawsuit. On January 31, 1996, we bought all of the capital stock of Dollar Bills, Inc. pursuant to a stock purchase agreement. In March and April 1996, Michael and Pamela Alper, former shareholders of Dollar Bills, together with a corporation they control, filed lawsuits in the state and federal courts in Illinois, against our company and one of our employees, relating to the Dollar Bills transaction. The lawsuits sought to recover compensatory damages of not less than $10.0 million, punitive damages, attorney's fees and other relief. The plaintiffs claimed contract violations, fraud, misrepresentation, and other violations in connection with our purchase of the wholesale operations which were owned by Dollar Bills and continued by Dollar Tree. Plaintiffs subsequently dismissed their suit in state court voluntarily. On November 26, 1996, the federal court dismissed all counts of the plaintiffs' lawsuit against us and the co-defendant. Plaintiffs' federal securities and federal antitrust claims against us were dismissed with prejudice and the state claims were dismissed without prejudice. No litigation is currently pending against us in this matter. However, in light of the history of this dispute, the Alpers may attempt to refile their state law claims in the future.

         We believe that the ultimate outcome of this matter will not have a material adverse effect on our financial condition or results of operations. Nevertheless, there can be no assurance regarding the ultimate outcome of any future litigation, and any such litigation may have a material adverse effect on our financial condition or results of operations.

         Consumer Products Liability. We recalled (in cooperation with the Consumer Products Safety Commission) approximately 155,000 retractable dog leashes which we sold between November 1997 and January 1998. We learned of several minor injuries involving the leashes, and one leash allegedly caused a serious personal injury in January 1998 which has resulted in a product liability claim. The claimant has indicated she may seek punitive damages. Management does not believe that potential claims arising from these injuries will have a material adverse effect on our company. However, additional serious injuries giving rise to potential claims could occur in the future.

         Additionally, the company is a party to ordinary routine litigation and proceedings incidental to our business, including certain matters which may occasionally be asserted by the Consumer Products Safety Commission, none of which is individually or in the aggregate material to the company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of our 1998 calendar year.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Dollar Tree's common stock has been traded on The Nasdaq Stock Market(R) under the symbol "DLTR" since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated, restated to reflect 3-for-2 stock splits effected as stock dividends in July 1997 and June 1998.

            1997:                            High               Low
            ----                             ----               ---
         First Quarter...................  $ 20.222          $ 14.333
         Second Quarter..................    22.444            15.750
         Third Quarter...................    31.583            21.222
         Fourth Quarter..................    29.917            23.000

            1998:
            ----
         First Quarter...................  $ 36.083          $ 23.000
         Second Quarter..................    41.917            33.417
         Third Quarter...................    49.500            27.875
         Fourth Quarter..................    48.750            23.750

         On March 15, 1999, the last reported sale price for our common stock as quoted by Nasdaq was $37.25 per share. As of March 15, 1999, we had approximately 450 shareholders of record.

         We anticipate that all of our income in the foreseeable future will be retained for the development and expansion of our business and the repayment of indebtedness. Management does not anticipate paying dividends on our common stock in the foreseeable future. Additionally, our credit facilities contain financial covenants which restrict our ability to pay dividends.

Item 6.  SELECTED FINANCIAL DATA

         This section of our report presents our selected financial data for the last five years. This information is different from the information reported in last year's table because we merged with Step Ahead Investments, Inc. during 1998. We accounted for the merger as a pooling of interests, which required us to combine the financial statements of Dollar Tree with those of Step Ahead, retroactively. The following table identifies the reporting periods that have been combined:

                        Historical Fiscal Period                              Currently Reported
             Dollar Tree                        Step Ahead                      Combined Period
             -----------                        ----------                      ---------------
    Jan. 1, 1994 - Dec. 31, 1994        Jan. 3, 1994 - Jan. 1, 1995           Calendar Year 1994

    Jan. 1, 1995 - Dec. 31, 1995       Jan. 30, 1995 - Jan. 28, 1996          Calendar Year 1995

    Jan. 1, 1996 - Dec. 31, 1996       Jan. 29, 1996 - Jan. 26, 1997          Calendar Year 1996

    Jan. 1, 1997 - Dec. 31, 1997       Jan. 27, 1997 - Jan. 25, 1998          Calendar Year 1997

    Jan. 1, 1998 - Dec. 31, 1998       Jan. 26, 1998 - Dec. 31, 1998          Calendar Year 1998


         After January 1, 1995 and prior to the merger with Dollar Tree in 1998, Step Ahead reported financial results based on a 52-week period that ended on the last Sunday in January. For this reason, our combined calendar year 1998 financial statements include only an 11-month period for Step Ahead.

         On January 31, 1996, we bought all of the stock of Dollar Bills, Inc. in an acquisition accounted for as a purchase. For this reason, the operating results for the year ended December

31, 1996 only include 11 months of results for Dollar Bills. The operating results for the years ended December 31, 1994 and 1995 do not include any Dollar Bills results.

         The selected income statement and balance sheet items for December 31, 1996, 1997 and 1998 come from our consolidated financial statements that have been audited by KPMG LLP, independent certified public accountants. This information should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information found elsewhere in this report.


                                                                         Year Ended December 31,
                                                       ---------------------------------------------------------
                                                       1994(1)      1995(1)       1996         1997         1998
                                                       -------      -------       ----         ----         ----
                                                              (Dollars in thousands, except per share data
                                                                and sales per selling square foot data)
Income Statement Data:
---------------------
Net sales..........................................   $275,192     $351,432     $558,841     $723,202      $918,807
Cost of sales......................................    176,939      223,554      356,179      458,601       571,012
Merger related costs (2)...........................        -            -            -            -           1,301
                                                       -------      -------      -------      -------       -------
   Gross profit....................................     98,253      127,878      202,662      264,601       346,494
                                                       -------      -------      -------      -------       -------
Selling, general and administrative expenses:
   Operating expenses..............................     65,166       83,286      127,996      165,444       204,160
   Merger related expenses (2).....................        -            -            -            -           4,024
   Depreciation and amortization...................      4,715        6,119       11,426       14,457        20,452
                                                       -------      -------      -------      -------       -------
     Total.........................................     69,881       89,405      139,422      179,901       228,636
                                                       -------      -------      -------      -------       -------
Operating income...................................     28,372       38,473       63,240       84,700       117,858
Interest expense...................................      4,408        2,975        5,643        3,477         4,435
                                                       -------      -------      -------      -------       -------
Income before income taxes and extraordinary loss..     23,964       35,498       57,597       81,223       113,423
Provision for income taxes.........................      9,594       13,392       22,249       31,295        44,533
                                                       -------      -------      -------      -------       -------
Income before extraordinary loss...................     14,370       22,106       35,348       49,928        68,890
Extraordinary loss, net of income tax (3)..........      1,253          -            -            -             -
                                                       -------      -------      -------      -------       -------
Net income.........................................   $ 13,117     $ 22,106     $ 35,348     $ 49,928      $ 68,890
                                                       =======      =======      =======      =======       =======

Income Per Share Data (4):
-------------------------
Basic net income per share.........................   $   0.23     $   0.38     $   0.60     $   0.83      $   1.14
                                                       =======      =======      =======      =======       =======
Diluted net income per share.......................   $   0.22     $   0.35     $   0.54     $   0.75      $   1.03
                                                       =======      =======      =======      =======       =======

Weighted average number of common shares
  outstanding, in thousands (4)....................     57,443       57,506       58,934       60,212        60,683
                                                       =======      =======      =======      =======       =======
Weighted average number of common shares and
   dilutive potential common shares outstanding,
   in thousands (4)................................     58,831       63,139       64,993       66,480        67,124
                                                       =======      =======      =======      =======       =======

Selected Operating Data:
-----------------------
Number of stores open at end of period (5).........        442          538          785          946         1,156
Net sales growth...................................      34.9%        27.7%        59.0%        29.4%         27.0%
Comparable store net sales increase (6)............       8.0%         6.7%         5.6%         7.6%          6.8%
Average net sales per store (7)....................   $    671     $    712     $    747     $    818      $    872
Average net sales per selling square foot (8)......   $    235     $    241     $    250     $    242      $    250



                                                                         Year Ended December 31,
                                                        ---------------------------------------------------------
                                                        1994(1)      1995(1)       1996         1997         1998
                                                        -------      -------       ----         ----         ----
Balance Sheet Data:
------------------
Working capital....................................   $ 15,849     $ 31,326     $ 24,811     $ 62,149      $109,710
Total assets.......................................     72,801      107,563      195,636      302,588       399,621
Total debt.........................................     16,463       19,836       13,039       41,166        49,426
Shareholders' equity...............................     18,972       41,759      105,848      161,053       244,224
----------------

(1) Effective January 30, 1995, Step Ahead changed its fiscal year from a 52-week period ending on the Sunday nearest December 31 to the last Sunday in January. For this reason, Step Ahead's results of operations for the four-week period ended January 29, 1995 are not included in the results of operations for the year ended December 31, 1994 or for the year ended December 31, 1995. The net loss for this four-week period was $0.169 million.

(2) Represents merger related expenses of $5.3 million incurred in connection with the 1998 merger with Step Ahead, primarily comprised of professional fees and inventory and fixed asset writedowns.




(3) Represents redemption premiums of approximately $1.3 million plus write-off of original issue discount and deferred financing costs of $0.9 million (net of income tax benefit of approximately $0.9 million) on the early retirement of subordinated notes in 1994.

(4) The extraordinary loss recognized in 1994 reduced basic and diluted net income per share by $0.02, respectively. Basic and diluted income per share data have been computed by dividing its components by the weighted average number of common shares outstanding, and by the weighted average number of common shares and dilutive potential common shares outstanding, respectively. Dilutive potential common shares include all outstanding stock options and warrants after applying the treasury stock method.

(5) We closed one store in 1994, three stores in 1995, six stores in 1996, one store in 1997 and seven stores in 1998.

(6) Comparable store net sales increase compares net sales for stores open during the entire two periods compared. The comparable store net sales increase calculation for the year ended December 31, 1997 includes net sales of Dollar Bills stores for the comparable period. The comparable store net sales increase calculation for the year ended December 31, 1998 includes net sales for Step Ahead for the 11-month periods ended December 31, 1997 and 1998.

(7) For stores open the entire period presented. Dollar Bills stores are included in the calculations beginning in 1997. The average net sales per store calculation for 1998 includes Step Ahead's net sales for the 12-month period ended December 31, 1998.

(8) For stores open the entire period presented. Dollar Bills stores are included in the calculations beginning in 1997. The average net sales per selling square foot calculation for 1998 includes Step Ahead's net sales for the 12-month period ended December 31, 1998. Dollar Tree's selling square footage is estimated to be 83% of gross square feet per store.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         In Management's Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

         o    what factors affect our business,

         o    what our earnings and costs were in 1997 and 1998,

         o    why those earnings and costs were different from the year before,

         o    where our earnings come from,

         o    how all of this affects our overall financial condition,

         o what our expenditures for capital projects were in 1996, 1997, and 1998 and what we expect them to be in 1999, and

         o    where funds will come from to pay for future expenditures.

         As you read Management's Discussion and Analysis, it may be helpful to refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for 1996, 1997 and 1998. In Management's Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements.

         You may notice some changes in this year's discussion, compared to past years. The Securities and Exchange Commission has recently required public companies to write certain financial documents in plain English. As a result, we have rewritten our entire Management's Discussion and Analysis section in language that is more easily understood. In addition, we recently merged with Step Ahead Investments, Inc., the operator of 98 Cent Clearance Centers. We accounted for the merger as a "pooling of interests." Under this form of accounting, we combine the financial statements of Dollar Tree with those of Step Ahead, not only since the date of the merger, but also retroactively. As a result, we have adjusted our consolidated financial statements to reflect results of operations as if Step Ahead had been a part of Dollar Tree throughout all of the years discussed. For each period presented, the outstanding Step Ahead shares have been converted into Dollar Tree shares based on the exchange ratio used in the merger. This has the effect of changing our prior net income per share calculations. Our Management's Discussion and Analysis section reflects the merger with Step Ahead under these "pooling-of-interests" rules.

         Before the merger with Dollar Tree, Step Ahead reported financial results based on a 52-week period that ended on the last Sunday in January. Dollar Tree's fiscal year ends on December 31. In combining our financial statements with those of Step Ahead, we used Step Ahead's historical reporting periods most comparable to Dollar Tree's, as follows:

                        Historical Fiscal Period                            Currently Reported
             Dollar Tree                        Step Ahead                    Combined Period
             -----------                        ----------                    ---------------
    Jan. 1, 1996 - Dec. 31, 1996       Jan. 29, 1996 - Jan. 26, 1997        Calendar Year 1996

    Jan. 1, 1997 - Dec. 31, 1997       Jan. 27, 1997 - Jan. 25, 1998        Calendar Year 1997

    Jan. 1, 1998 - Dec. 31, 1998       Jan. 26, 1998 - Dec. 31, 1998        Calendar Year 1998


Our combined calendar year 1998 financial statements include only an 11- month period for Step Ahead.

Key Events and Recent Developments

         Since the beginning of 1997, several events occurred which had or are expected to have a significant effect on our results of operations. When reading Management's Discussion and Analysis, you should keep in mind these key events:

         o In 1997, we built a new headquarters and distribution center facility, known as our Store Support Center, in Chesapeake, Virginia. The 400,000 square foot distribution center, which replaced our original location in Norfolk, opened in January 1998.

         o On December 10, 1998, we completed our merger with Step Ahead. We reserved or issued approximately 2,152,000 shares of our common stock for Step Ahead's existing shareholders and its option holders. Step Ahead operated sixty-six stores in northern and central California and Nevada under the name of "98 Cent Clearance Center."

         o In January 1999, we opened a new 425,000 square foot distribution center in Olive Branch, Mississippi, which replaces our Memphis, Tennessee facility.

         o In March 1999, we were in the process of negotiating an operating lease agreement for a new distribution center. This facility, which is expected to be located in Stockton, California, will replace the leased site located in the Sacramento, California area which services the 98 Cent Clearance Center stores.

Results of Operations

         In this section, we discuss in detail our 1997 and 1998 operations and factors affecting them. Our net sales derive from the sale of merchandise in our retail stores. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through acquisitions. Second, sales at our existing stores change from one year to the next. We refer to this as a change in "comparable store net sales," because we compare only those stores which are open for the entire two years being compared.

         Most retailers can increase the price of their merchandise as well as sell more merchandise in order to increase their "comparable store net sales." As a fixed price point retailer, we do not have the ability to raise our prices, so our comparable store net sales will only increase if we sell more merchandise. In 1999, however, we expect to increase the price point in the sixty-six 98 Cent Clearance Centers from $0.98 to $1.00, which we anticipate will only have a minor impact on our comparable store net sales. We believe that our future comparable store net sales increases, if any, will be lower than those we have experienced in the past. Our internal business plan continues to call for a two to three percent increase in comparable store net sales in 1999.

         Our management anticipates that future net sales growth will come mostly from new store openings. We plan to expand by 215 to 225 stores in 1999. We also expect our average store size to increase in 1999, which we believe will result in a decrease in our average net sales per selling square foot.

         Increases in expenses have a negative impact on our operating results. This is especially true since we cannot pass on increased expenses to our customers by increasing our merchandise prices. Consequently, our future success will depend in large part on our ability to control costs.

         The following table expresses certain expenses as a percentage of net sales:

                                                              Year Ended December 31,
                                                           -----------------------------
                                                           1996        1997         1998
                                                           ----        ----         ----
  Net sales..........................................     100.0%       100.0%       100.0%
  Cost of sales......................................      63.7         63.4         62.2
  Merger related costs ..............................        -            -           0.1
                                                          -----        -----        -----
    Gross profit.....................................      36.3         36.6         37.7
  Selling, general and administrative expenses:
    Operating expenses...............................      22.9         22.9         22.3
    Merger related expenses..........................        -            -           0.4
    Depreciation and amortization....................       2.1          2.0          2.2
                                                          -----        -----        -----
      Total..........................................      25.0         24.9         24.9
                                                          -----        -----        -----
  Operating income...................................      11.3         11.7         12.8
  Interest expense...................................       1.0          0.5          0.5
                                                          -----        -----        -----
  Income before income taxes.........................      10.3         11.2         12.3
  Provision for income taxes.........................       4.0          4.3          4.8
                                                          -----        -----        -----
  Net income.........................................       6.3%         6.9%         7.5%
                                                          =====        =====        =====

1997 Compared to 1998

         Net Sales. Net sales increased 27.0% from $723.2 million for 1997 to $918.8 million for 1998. We attribute this $195.6 million increase to two factors:

         o Approximately 80% of the increase came from stores opened in 1997 and 1998, which are not included in our comparable store net sales calculation.

         o Approximately 20% of the increase came from comparable store net sales growth. Comparable store sales increased 6.8% during 1998. This comparable store net sales calculation includes sales at 98 Cent Clearance Center stores for the 11-month periods ended December 31, 1997 and December 31, 1998.

We believe net sales increased in comparable stores because:

         o We stocked a more consistent quantity of basic consumable goods during the first half of 1998.

         o Customers purchased a higher average number of items, and more customers visited our stores.

         o The Easter selling season lengthened because Easter shifted from March 31 in 1997 to April 12 in 1998.

         o We continued to improve the quality and variety of merchandise offered in our stores.

We opened 217 new stores and closed seven stores during 1998, compared to 162 new stores opened and one store closed the previous year. We acquired nine of the new stores in 1998 from two small dollar store operators.

         Gross Profit. Gross profit increased $81.9 million, or 30.9%. Our gross profit expressed as a percentage of net sales is called our "gross profit margin." Our gross profit margin increased from 36.6% in 1997 to 37.7% in 1998. If you exclude merger related costs otherwise included in cost of sales (related to merchandise markdowns), the gross profit margin increased to 37.9%.
This increase occurred mainly because certain costs declined as a percentage of net sales:

         o Our increased sales volume gave us greater buying power with merchandise vendors, which in turn lowered our overall merchandise costs expressed as a percentage of net sales. We believe that favorable foreign currency rates had only a minor effect on the lower cost of our imported goods.

         o    We imported a higher percentage of our goods.

         o We experienced lower occupancy costs expressed as a percentage of net sales because occupancy costs tend to be mostly fixed. The ability to lower fixed costs as a percentage of net sales because of a growth in sales is known in the industry as "leverage."

         In 1998, we brought in an unusually large amount of imports, which generally cost less than domestic product, and these goods improved our gross profit margin for the year. Management expects the amount of imports in 1999 to return to levels similar to 1997 and prior years. We also intend in 1999 to buy more consumable items, such as food and household chemicals, to meet customer demand. Consumables are generally domestically produced and carry a higher cost than imports. Management expects the changing merchandise mix will result in a reduction in gross profit margin in 1999.

         In May 1998, certain ocean shippers increased freight charges by $300 per container. The higher charges, which apply only to imported goods, added approximately $700,000 to our freight costs. More increases in shipping costs have been proposed for 1999. For more discussion on this topic, please see the section entitled "Inflation and Other Economic Factors" later in this analysis.

         Our new distribution centers are designed to be more efficient and improve our ability to service stores. However, since the distribution centers are not yet operating at optimal capacity, we don't expect to see significant cost savings due to efficiencies in 1999. Additionally, in 1999, we will be preparing to move to a new leased distribution center in California. This will keep our distribution center costs at a level similar to 1998.

         SGA Expenses. Selling, general and administrative (SGA) expenses increased $48.7 million or 27.1%. As a percentage of net sales, SGA expenses remained constant at 24.9%. If you exclude merger related expenses, SGA expenses decreased as a percentage of net sales from 24.9% in 1997 to 24.5% in 1998. This decline happened primarily because we were able to leverage fixed costs across a higher sales volume because of a high comparable store sales increase. Depreciation and amortization increased $6.0 million, from 2.0% as a percentage of net sales in 1997 to 2.2% in 1998. This percentage increase is mainly the result of depreciation related to the new Store Support Center in Chesapeake.

         During 1998, we recorded a $1.125 million loss contingency in SGA expenses due to our uncertainty about being able to sublease our Memphis facility for an amount that would cover our remaining payments. We are responsible for rent and pass-through costs under the Memphis lease until September 2005, at a current annual cost of approximately $745,000. We could record up to $400,000 in SGA expenses in 1999 if a sublease is not obtained.

         Operating Income. Our operating income increased $33.2 million or 39.1%. As a percentage of net sales, operating income increased from 11.7% in 1997 to 12.8% in 1998. If you exclude merger related costs and expenses, operating income increased from $84.7 million in 1997 to $123.2 million in 1998 and increased as a percentage of net sales from 11.7% to 13.4%. These increases were attributable to our improved gross profit margin and the decrease in our SGA expenses discussed above.

         Interest Expense. Interest expense increased $0.9 million from $3.5 million in 1997 to $4.4 million in 1998. This increase was primarily a result of higher levels of debt in 1998 compared to 1997 resulting from borrowings related to our two new distribution centers. In 1998, we capitalized $402,000 of interest relating to the construction of the Olive Branch facility.

1996 Compared to 1997

         Net Sales. Net sales increased 29.4% from $558.8 million for 1996 to $723.2 million for 1997. We attribute this $164.4 million increase to two major factors:

         o Approximately 77% came from stores opened in 1996 and 1997, which are not included in our comparable store net sales calculation.

         o Approximately 23% came from comparable store net sales growth. Comparable store sales increased 7.6% for the year. This comparable store net sales calculation includes sales at Dollar Bills stores for the 12-month periods ended December 31, 1996 and 1997.

Because our products sell for a fixed price, the increase in comparable store net sales was a direct result of more items sold. We believe net sales increased in comparable stores because:

         o We carried more consistent levels of inventory throughout the year, particularly in the first quarter.

         o More customers shopped in our stores compared to 1996, combined with a slight increase in the average number of items purchased per customer.

         o We continued to improve the quality and variety of merchandise offered.

         o We saw improved sales in the Dollar Bills stores, partly because we changed their merchandise throughout 1996 to include more of the items regularly carried by Dollar Tree.

We opened 162 new stores and closed one store during 1997, compared to opening 117 new stores and closing six stores during 1996. We also added 136 Dollar Bills stores on January 31, 1996.

         Gross Profit. Gross profit increased $61.9 million, or 30.6%. As a percentage of net sales, gross profit increased from 36.3% to 36.6%, primarily due to improved merchandise costs (including freight) which was partially offset by an increase in distribution costs as a percentage of net sales. Throughout 1996, management shifted the merchandise mix at Dollar Bills stores away from their historical consumable product emphasis to more closely resemble the merchandise mix at traditional Dollar Tree stores; this change in mix benefited merchandise costs in 1997. Distribution costs increased as a result of costs inherent in transitioning operations to the new Chesapeake distribution center and in the installation of our new warehouse management system in all three distribution centers early in 1997.

         SGA Expenses. SGA expenses increased $40.5 million, or 29.0%, but decreased slightly as a percentage of net sales from 25.0% in 1996 to 24.9% in 1997. This decrease, as a percentage of net sales, is primarily the result of additional expenses in 1996 of approximately $2.5 million as a result of the Dollar Bills acquisition and litigation. Amortization of goodwill relating to the Dollar Bills acquisition amounted to $1.9 million for 1997. If you exclude the expenses incurred in 1996 related to the Dollar Bills acquisition, SGA expenses increased as a percentage of sales from 24.5% in 1996 to 24.9% in 1997. This increase was primarily due to an increase of approximately $2 million in payroll costs resulting from the federally mandated increase in the hourly minimum wage.

         Operating Income. Operating income increased $21.5 million, or 33.9%, from $63.2 million for 1996 to $84.7 million for 1997. As a percentage of net sales, operating income rose from 11.3% to 11.7% during the same period for the reasons noted above.

         Interest Expense. Interest expense decreased $2.2 million from $5.6 million in 1996 to $3.5 million in 1997. This decline was primarily a result of lower levels of debt in 1997 compared to 1996, when we had increased borrowings related to the purchase of Dollar Bills. In 1997, we capitalized $916,000 of interest relating to the construction of the Chesapeake facility.

Liquidity and Capital Resources

Overview

         Our business requires capital primarily to open new stores and operate existing stores. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have met our seasonal working capital requirements for existing stores and funded our store expansion program from internally generated funds and borrowings under our credit facilities.

         The following table compares certain cash-related information for 1996, 1997 and 1998:

                                              1996           1997         1998
                                              ----           ----         ----
                                                         (in millions)
Net cash provided by (used in):
         Operations....................       $40.4          $68.4        $68.7

         Investing activities..........       (71.0)         (59.9)       (53.3)

         Financing activities..........        13.4           30.4         10.7



We generally expended net cash used in investing activities to open new stores and to meet the following additional needs:

         o $52.2 million (net of cash acquired) for the purchase of Dollar Bills in 1996,

         o $30.0 million for the construction of the Chesapeake Store Support Center in 1997, and

         o $17.9 million for part of the construction of the Olive Branch distribution center in 1998. We expect to spend another $1 to $2 million on that project in 1999.

Net funds provided by financing activities reflects funds which came from sources other than normal operations. We obtained funds from the exercise of stock options and the following sources:

         o In 1996, we received $25.3 million from public offering proceeds. The proceeds were reduced by the repayment of subordinated debt and notes payable to banks.

         o In 1997, we received $30.0 million from the issuance of senior notes.

         o In 1998, we received $16.5 million from the issuance of callable bonds related to the construction of the Olive Branch distribution facility. These funds were reduced by the repayment of notes payable to banks.

         Our borrowings under our bank facility, senior notes and bonds were $46.5 million at December 31, 1998. Borrowings at December 31, 1997, amounted to $40.0 million. At December 31, 1998, we had an additional $135.0 million available through our bank facility. Of this amount, approximately $34.8 million is committed to letters of credit issued for the routine purchase of foreign merchandise.

Funding Requirements

         We expect to expand by approximately 215 to 225 stores during 1999 and by approximately 250 stores during 2000. In 1998, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $186,500 per store. Of our new Dollar Tree stores in 1998, four were a slightly larger format than our traditional prototype. Average investment for these larger stores was approximately $315,000. We expect our cash needs for opening new stores in 1999, including approximately 20 to 25 of the larger format stores, to total approximately $45 million and have budgeted $25 million for capital expenditures and $20 million for initial inventory and pre-opening costs. Our total planned capital expenditures for 1999 are approximately $50 million, including planned expenditures for expanded and relocated stores, additional equipment for the distribution centers, computer system upgrades and remodeling and upgrading the 98 Cent Clearance Center stores.

         We believe that we can adequately fund our planned capital expenditures and working capital requirements for the next several years from net cash provided by operations and availability under our credit facility.

         Bank Credit Facility. On September 27, 1996, we entered into an amended and restated credit agreement with our banks which currently provides for a $135 million unsecured revolving credit facility to be used for working capital, letters of credit and development needs, bearing interest at the agent bank's prime rate or LIBOR plus a spread, at our option. As of December 31, 1998, the interest rate was approximately 6.1%. The credit agreement, among other things, requires the maintenance of certain specified ratios, restricts the payments of cash dividends and other distributions, limits the amount of debt, and, through March 1, 2000, requires that aggregate borrowings must be paid down to a specified amount for at least 30 consecutive days at any time between December 1 and March 1. The facility matures May 31, 2002.

         During 1998, our banks agreed to remove the requirement that our founding shareholders maintain a minimum beneficial ownership in the company and to eliminate requirements which restricted the amount of our capital expenditures.

         Debt Securities. On April 30, 1997, we issued $30 million of 7.29% unsecured senior notes. We used the proceeds to pay down a portion of the revolving credit facility, which enabled us to use that credit facility to fund capital expenditures for the new Store Support Center. We pay interest on the notes semiannually on April 30 and October 30 each year and will pay principal in five equal annual installments of $6 million beginning April 30, 2000. The note holders have the right to require us to prepay the notes in full without premium upon a change of control or upon certain asset dispositions or certain other transactions we may make. The note agreements prohibit certain mergers and consolidations in which our company is not the surviving company, require that we maintain certain specified ratios, require that the notes rank on a par with our other debt and limit the amount of debt we can incur. In the event of default or a prepayment at our option, we must pay a prepayment penalty equal to a make-whole amount.

         Revenue Bond Financing. On May 20, 1998, we entered into an agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued $19.0 million of Taxable Variable Rate Demand Revenue Bonds. We used the proceeds from the bonds to finance the acquisition, construction, and installation of land, buildings, machinery, and equipment for our new distribution facility in Olive Branch, Mississippi. At December 31, 1998, the balance outstanding on the bonds was $16.5 million. We begin repayment of the principal amount of the bonds on June 1, 2006, with a portion maturing each June 1 until the final portion matures on June 1, 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate which was 5.4% at December 31, 1998. The bonds are supported by a $19.3 million letter of credit issued by one of our existing lending banks. The letter of credit is renewable annually. The letter of credit and reimbursement agreement requires that we maintain certain specified ratios and restricts our ability to pay dividends.

         Operating Lease Agreement. During March 1999, we were in the process of negotiating an operating lease agreement to finance construction costs to build a new distribution center in Stockton, California. This distribution center will replace the existing facilities located in the Sacramento, California area. Under this agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to us. Unlike the Chesapeake and Olive Branch distribution centers, the new facility will not initially include an automated conveyor and sorting system. The new facility is expected to be operational in early 2000.

Seasonality and Quarterly Fluctuations

         We experience seasonal fluctuations in our net sales, operating income and net income, and management expects this trend to continue. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including:

         o the timing of certain holidays (such as Easter) which may fall in different quarters from year to year,

         o    the timing of new store openings,

         o    the net sales contributed by new stores, and

         o seasonal and other changes in the merchandise mix and in operating expenses.

         Our highest sales periods are the Christmas and Easter seasons. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter. In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store staff. Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems. Historically, net sales, operating income and net income have been weakest during the first quarter. We expect this trend to continue.

         Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 12 of the consolidated financial statements in
Item 8 of this Form 10-K. To reconcile the combined company's quarterly information with that previously reported by Dollar Tree, refer to our Form 8-K, filed on February 5, 1999, which included quarterly information for the separate, as well as combined, companies.

Inflation and Other Economic Factors

         Our ability to provide quality merchandise at a fixed price point is subject to certain economic factors which are beyond our control, including inflation, minimum wage levels, operating costs, consumer confidence and general economic conditions. These factors may not remain favorable. In particular, ocean shipping costs, hourly minimum wage rates, or other costs may not remain at current levels.

         Ocean Shipping Costs. In May 1998, a trans-Pacific ocean-shipping cartel imposed a freight increase of $300 per container on U.S. imports from Asia. This increase took effect with shipments beginning in mid-May 1998 and added approximately $700,000 in freight expenses to our cost of sales for the second half of 1998. The cartel recently announced its intention to impose a further increase of up to $900 per container for shipments from Asia to the West Coast of the United States and $1,000 for shipments to the East Coast, with a $300 per container surcharge during the peak shipping season from June 1 through November 30. Although we are uncertain whether the cartel will be successful in implementing the increase at the announced rates, the target effective date for the increase is May 1, 1999.

         Minimum Wage. The federally mandated minimum wage increased by $0.50 per hour on October 1, 1996 and by an additional $0.40 per hour on September 1, 1997. These changes increased payroll costs by approximately $2 million during 1997 and by approximately $5 million during 1998. In his 1999 State of the Union Address, President Clinton announced support for a plan that would raise the minimum wage by an additional $0.50 per hour in each of 1999 and 2000. Congressional Republicans have generally opposed any increase in the minimum wage. Based on the proposals before the Congress, management believes that a proposed increase, if eventually passed into law, may have a significantly greater impact on payroll costs than the increases in the minimum wage implemented in 1996 and 1997.

         Unless offsetting cost savings are realized (and we can't be sure they will be), an increase in inflation, minimum wage levels, shipping costs or other operating costs, or a decline in consumer confidence or general economic conditions, could have a material adverse effect on our financial condition and results of operations.

Year 2000 Compliance

         We use a large number of computer software programs throughout our entire organization, such as purchasing, distribution, retail store management, financial business systems and various administrative functions. We developed some of these programs in-house and bought others from vendors. If our software applications are unable to appropriately interpret the upcoming calendar year 2000 and beyond, then we will likely need to modify or replace such applications in order to ensure "Year 2000 compliance."

         We have been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. We divided our Year 2000 project into four phases:

         o    inventory and initial assessment,

         o    remediation and testing,

         o    implementation and re-testing, and

         o    contingency planning.

         The assessment and remediation and testing phases of the Year 2000 project are complete and include both information technology systems, such as computer equipment and software, as well as non-information technology equipment, such as warehouse conveyor systems. We are in the process of re-testing our systems after the implementation of certain modifications.

         Our plan provides for internal compliance of all mission-critical systems by mid-1999. We believe that the majority of our internal systems are currently Year 2000 compliant. Some programs and equipment were replaced beginning in late 1998 by routine upgrades which provided numerous system enhancements. These replacement programs and equipment are Year 2000 compliant. The upgrades were previously planned and were not accelerated due to Year 2000 issues. We have not deferred any information technology projects to address the Year 2000 issue.

         We plan to continue to rely primarily on internal resources to identify, correct or reprogram and test systems for Year 2000 compliance. To date, we have spent less than $150,000 in modifying our systems for the Year 2000; the total costs of modifying our current systems are not expected to exceed $500,000. These costs are not expected to have a material adverse effect on our financial condition and results of operations in future periods.

         Additionally, we are in the process of communicating with service providers and domestic suppliers of merchandise to assess their Year 2000 readiness and the extent to which we may be vulnerable to any third parties' failure to correct their own Year 2000 issues. Many of these parties have stated that their ability to supply us will not be affected by the Year 2000 issue. However, we cannot be sure of their timely compliance and our operations could suffer due to the failure of a significant third party to become Year 2000 compliant.

         We feel we are unable to adequately assess the potential effect of Year 2000 problems on our international suppliers, particularly in China. Several recent studies suggest that the preparedness of China and other Asian countries is considerably less than that of the United States and Europe, particularly in the fields of manufacturing and utilities. We cannot predict the duration or severity of any disruptions which may occur in China or the home countries of our other overseas suppliers. In addition, we are currently evaluating the preparedness of third parties who handle our international merchandise shipping. A failure in our normal merchandise supply chain from China or other overseas suppliers could have a material adverse effect on our business.

         Although we anticipate that minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with store locations, customs delays, loss of electric power, inability to process transactions, or engage in similar normal business activities. In addition, the United States and other world economies could witness unusual purchasing patterns or other disruptions if large numbers of consumers believe interruptions in power, communications, water or food supplies are likely, regardless of the actual risks. Any such disruptions could affect our business operations. We also feel we are currently unable to estimate reasonably likely worst-case effects of the arrival of the Year 2000 and do not currently have a contingency plan in place for such occurrence. We intend to analyze reasonably likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third party preparedness described above have been completed.

         The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. The above section, even if incorporated into other documents or disclosures, is a Year 2000 readiness disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

New Accounting Pronouncements

         Groups responsible for financial accounting standards have recently issued two statements which are relevant to our company:

         o In June 1998, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes standards for derivative instruments and hedging activities and requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         o The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of
              Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," on April 3, 1998. It requires pre-opening costs to be expensed as incurred for fiscal years beginning after December 15, 1998.

Management does not expect the implementation of these pronouncements to have a material effect on our financial condition or results of operation.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We have the option of entering into interest rate swaps to manage exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not hold derivatives for trading purposes.

         We have financial instruments that are subject to interest rate risk, comprised of debt obligations issued at variable and fixed rates. Historically, we have not experienced material gains or losses due to interest rate changes. Based on amounts outstanding on our variable rate debt obligations at December 31, 1998, our exposure to interest rate risk is not considered material. We are considering an interest rate swap to fix a portion of our variable rate debt obligations due to the current favorable interest rate environment. Our fixed rate debt obligation is not callable until maturity.

         We are subject to foreign currency exchange rate risk relating to payments to a supplier in Italian lire. As a general policy, we substantially hedge foreign currency commitments of future payments by purchasing foreign currency forward contracts. As of December 31, 1998, we did not have any forward contracts outstanding. Less than one percent of our expenditures are contracted in Italian lire and the market risk exposure relating to currency exchange is not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  Index to Consolidated Financial Statements              Page

Independent Auditors' Report............................................   23

Consolidated Balance Sheets as of December 31, 1997 and 1998............   24

Consolidated Income Statements for the years ended
         December 31, 1996, 1997 and 1998...............................   25

Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 1996, 1997 and 1998...........   26

Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1997 and 1998...............................   27

Notes to Consolidated Financial Statements..............................   28

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Dollar Tree Stores, Inc.:

         We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ KPMG LLP


Norfolk, Virginia
January 20, 1999



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1998
                                                                               1997            1998
                                                                               ----            ----
                                                                                  (In thousands,
                              ASSETS                                             except share data)
Current assets:
       Cash and cash equivalents............................................  $ 45,018       $ 71,119
       Merchandise inventories..............................................   109,483        140,949
       Deferred tax asset (Note 3)..........................................     5,468          6,709
       Prepaid expenses and other current assets............................     6,880          7,287
                                                                               -------        -------
                Total current assets .......................................   166,849        226,064
                                                                               -------        -------

Net property and equipment (Notes 4 and 5)..................................    87,002        122,385
Deferred tax asset (Note 3).................................................     2,228          2,194
Goodwill, net of accumulated amortization (Note 2)..........................    44,478         42,551
Other assets (Note 2).......................................................     2,031          6,427
                                                                               -------        -------

                TOTAL ASSETS................................................  $302,588       $399,621
                                                                               =======        =======


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt (Note 6)...........................  $  9,491       $ 16,500
       Accounts payable.....................................................    53,991         52,158
       Income taxes payable (Note 3)........................................    19,587         21,353
       Other current liabilities (Notes 4 and 5)............................    21,631         26,343
                                                                               -------        -------
                Total current liabilities...................................   104,700        116,354

Long-term debt (Note 6).....................................................    30,554         30,000
Other liabilities (Note 4)..................................................     6,281          9,043
                                                                               -------        -------
                Total liabilities...........................................   141,535        155,397
                                                                               -------        -------

Commitments and contingencies
  (Notes 1, 4, 6, 8 and 11)

Shareholders' equity (Notes 2, 7, 8 and 11):
       Common stock, par value $0.01. Authorized 100,000,000 shares,
          60,372,676 shares and 60,878,818 shares issued and outstanding
          at December 31, 1997 and 1998, respectively.......................       402            609
       Additional paid-in capital...........................................    38,936         53,010
       Retained earnings....................................................   121,715        190,605
                                                                               -------        -------
                Total shareholders' equity..................................   161,053        244,224
                                                                               -------        -------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $302,588       $399,621
                                                                               =======        =======

                                     See accompanying Notes to Consolidated Financial Statements.


                                       DOLLAR TREE STORES, INC.
                                           AND SUBSIDIARIES

                                    CONSOLIDATED INCOME STATEMENTS

                             Years ended December 31, 1996, 1997 and 1998


                                                                  1996         1997         1998
                                                                  ----         ----         ----
                                                                      (In thousands, except
                                                                          per share data)

Net sales....................................................  $ 558,841    $ 723,202    $ 918,807

Cost of sales................................................    356,179      458,601      571,012
Merger related costs (Note 2)................................       -            -           1,301
                                                                 -------      -------      -------

         Gross profit........................................    202,662      264,601      346,494
                                                                 -------      -------      -------

Selling, general and administrative expenses
   (Notes 2, 4, 7, 10 and 11):
         Operating expenses..................................    127,996      165,444      204,160
         Merger related expenses (Note 2)....................       -            -           4,024
         Depreciation and amortization.......................     11,426       14,457       20,452
                                                                 -------      -------      -------
           Total selling, general and administrative
             expenses........................................    139,422      179,901      228,636
                                                                 -------      -------      -------

Operating income.............................................     63,240       84,700      117,858
Interest expense (Note 6)....................................      5,643        3,477        4,435
                                                                 -------      -------      -------

Income before income taxes...................................     57,597       81,223      113,423
Provision for income taxes (Note 3)..........................     22,249       31,295       44,533
                                                                 -------      -------      -------

           Net income........................................  $  35,348    $  49,928    $  68,890
                                                                 =======      =======      =======

Net income per share (Note 9):
    Basic net income per share...............................  $    0.60    $    0.83    $    1.14
                                                                 =======      =======      =======

    Weighted average number of common shares outstanding.....     58,934       60,212       60,683
                                                                 =======      =======      =======

    Diluted net income per share.............................  $    0.54    $    0.75    $    1.03
                                                                 =======      =======      =======

    Weighted average number of common shares
      and dilutive potential common shares outstanding.......     64,993       66,480       67,124
                                                                 =======      =======      =======

                        See accompanying Notes to Consolidated Financial Statements.

                                       25


                                                       DOLLAR TREE STORES, INC.
                                                           AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Years ended December 31, 1996, 1997 and 1998



                                                   Common                Additional
                                                    Stock       Common    Paid-in      Retained      Shareholders'
                                                   Shares        Stock    Capital      Earnings         Equity
                                                   ------        -----    -------      --------         ------
                                                               (In thousands, except share data)

Balance at December 31, 1995..................  57,648,981     $  171    $  5,149      $  36,439      $  41,759
Transfer from additional paid-in
  capital for Common Stock dividend...........       -             85         (85)          -               -
Net income for the year
  ended December 31, 1996.....................       -             -          -           35,348         35,348
Issuance of stock under Employee
  Stock Purchase Plan (Note 11) and
  other plans.................................      29,373         -          253           -               253
Issuance of stock in public
  offering (Note 8)...........................   1,687,500          8      25,325           -            25,333
Exercise of stock options, including
  income tax benefit of $2,266 (Note 11)......     513,843          2       3,153           -             3,155
                                                ----------        ---      ------        -------        -------

Balance at December 31, 1996..................  59,879,697        266      33,795         71,787        105,848
Transfer from additional paid-in
  capital for Common Stock dividend...........       -            134        (134)          -               -
Net income for the year
  ended December 31, 1997.....................       -             -           -          49,928         49,928
Issuance of stock under Employee
  Stock Purchase Plan (Note 11) and
  other plans.................................      26,078         -          358           -               358
Exercise of stock options, including
  income tax benefit of $2,752 (Note 11)......     466,901          2       4,917           -             4,919
                                                ----------        ---      ------        -------        -------

Balance at December 31, 1997..................  60,372,676        402      38,936        121,715        161,053
Transfer from additional paid-in
  capital for Common Stock dividend...........       -            196        (196)          -               -
Net income for the year
  ended December 31, 1998.....................       -             -           -          68,890         68,890
Issuance of stock under Employee
  Stock Purchase Plan (Note 11) and
  other plans.................................      24,235          7         634           -               641
Grant of stock options under the 1998
   Special Stock Option Plan (Note 11)........       -             -        4,413           -             4,413
Exercise of stock options, including
  income tax benefit of $4,916 (Note 11)......     481,907          4       9,223           -             9,227
                                                ----------        ---      ------        -------        -------

Balance at December 31, 1998..................  60,878,818     $  609    $ 53,010      $ 190,605      $ 244,224
                                                ==========        ===      ======        =======        =======


                                     See accompanying Notes to Consolidated Financial Statements.


                                                       DOLLAR TREE STORES, INC.
                                                           AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years ended December 31, 1996, 1997 and 1998


                                                                    1996           1997          1998
                                                                    ----           ----          ----
                                                                             (In thousands)
Cash flows from operating activities:
   Net income    ...............................................$  35,348     $   49,928    $   68,890
                                                                  -------        -------       -------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization...........................   11,426         14,457        20,452
        Loss on disposal of property and equipment..............      348            305         2,814
        Provision for deferred income taxes.....................   (1,087)        (3,503)       (1,207)
        Changes in assets and liabilities increasing
          (decreasing) cash and cash equivalents:
              Merchandise inventories...........................  (22,362)       (20,299)      (31,466)
              Prepaid expenses and other current assets.........   (3,124)         1,471          (407)
              Other assets......................................       49           (351)          247
              Accounts payable..................................   12,786         10,154        (2,212)
              Income taxes payable..............................    3,466          9,366         6,682
              Other current liabilities.........................    3,190          5,415         4,572
              Other liabilities.................................      339          1,437           351
                                                                  -------        -------       -------
                 Total adjustments..............................    5,031         18,452          (174)
                                                                  -------        -------       -------
                 Net cash provided by operating activities......   40,379         68,380        68,716
                                                                  -------        -------       -------

Cash flows from investing activities:
   Capital expenditures.........................................  (18,868)       (60,049)      (53,516)
   Proceeds from sale of property and equipment.................       59            159           174
   Purchase of Dollar Bills, Inc., net of
      cash acquired of $414.....................................  (52,216)           -             -
                                                                  -------        -------       -------
                 Net cash used in investing activities..........  (71,025)       (59,890)      (53,342)
                                                                  -------        -------       -------

Cash flows from financing activities:
   Repayments of revolving credit facility...................... (148,643)      (209,600)     (185,800)
   Proceeds from revolving credit facility......................  151,643        206,600       185,800
   Proceeds from development facility...........................   52,630            -             -
   Repayment of development facility............................  (52,630)           -             -
   Repayments of subordinated notes.............................  (14,000)           -             -
   Net change in notes payable to bank..........................   (3,597)         1,359       (10,045)
   Proceeds from senior notes and demand bonds..................      -           30,000        16,500
   Payment of credit facility fees..............................     (445)          (203)         (230)
   Principal payments under capital lease obligations...........     (271)          (305)         (425)
   Proceeds from stock issued pursuant to stock-based
     compensation plans.........................................    3,335          2,510         4,927
   Proceeds from public offering................................   25,333            -             -
                                                                  -------        -------       -------
                 Net cash provided by financing activities......   13,355         30,361        10,727
                                                                  -------        -------       -------

Net increase (decrease) in cash and cash equivalents............  (17,291)        38,851        26,101
Cash and cash equivalents at beginning of year..................   23,458          6,167        45,018
                                                                  -------        -------       -------

Cash and cash equivalents at end of year........................$   6,167     $   45,018    $   71,119
                                                                  =======        =======       =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest, net of amount capitalized........................$   4,728     $    4,276    $    4,389
                                                                  =======        =======       =======
      Income taxes..............................................$  16,696     $   25,257    $   39,154
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


                                See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         Dollar Tree Stores, Inc. (DTS or the Company) owns and operates, in one business segment, discount variety retail stores which sell substantially all items for $1.00; through a recent merger, the Company owns stores which sell substantially all items for $0.98. The Company operates under the names of Dollar Tree, Dollar Bills, Only One Dollar, and 98 Cent Clearance Center. The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Olive Branch, Mississippi, in the Chicago, Illinois area and in the Sacramento, California area. Most of the Company's stores are located in the eastern half of the United States; the 98 Cent Clearance Center stores are located in northern and central California and Nevada. The Company's merchandise includes housewares, seasonal goods, candy and food, toys, health and beauty care, party goods, gifts, stationery, personal accessories, books and other consumer items. A substantial portion of the Company's merchandise is purchased directly or indirectly from countries in the Far East, principally China. The Company is not dependent on a few suppliers.

Principles of Consolidation

         At December 31, 1998, DTS has three wholly owned subsidiaries, Dollar Tree Management, Inc. (DTM), Dollar Tree Distribution, Inc. (DTD) and Dollar Tree West, Inc. (DTW). DTM provides management, retail store leasing, accounting and administrative services to DTS for a fee and DTD provides merchandise procurement, purchasing, warehousing and distribution services to DTS for a fee. DTW owns and operates discount variety retail stores under the name 98 Cent Clearance Center and was merged with and into DTS on January 1, 1999. Effective October 29, 1996, DTD established a wholly owned subsidiary, Dollar Tree Properties, Inc. (DTP). DTP is organized as a real estate holding company and owns certain undeveloped property. The consolidated group is referred to throughout the notes as "the Company." The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         On December 10, 1998, DTW completed a merger, which was accounted for as a pooling of interests, with Step Ahead (the Step Ahead merger) in which Step Ahead became a wholly owned subsidiary of DTS. Prior to the merger, Step Ahead's fiscal year end was the 52-week period ending on the last Sunday in January. As a result of the merger, the Company's consolidated financial statements have been restated to retroactively combine Step Ahead's financial statements as if the merger had occurred at the beginning of the earliest period presented.

         The consolidated income statements, statements of shareholders' equity and cash flows for the years ended December 31, 1996 and 1997 reflect the results of operations and cash flows for Dollar Tree Stores, Inc. for the years then ended combined with Step Ahead for the fiscal years ended January 26, 1997 and January 25, 1998. The consolidated income statement and statements of shareholders' equity and cash flows for the year ended December 31, 1998 reflect the results of operations and cash flows for Dollar Tree Stores, Inc. for the year then ended combined with Step Ahead for the 11-month period ended December 31, 1998. The consolidated balance sheet as of December 31, 1997 reflects the financial position of Dollar Tree Stores, Inc. on that date combined with the financial position of Step Ahead as of January 25, 1998. The consolidated balance sheet as of December 31, 1998 reflects the combined financial position of Dollar Tree Stores, Inc. and Step Ahead on that date.

Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 1997 and 1998 includes $39,400 and $64,200, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Merchandise Inventories

         Merchandise inventories are stated at the lower of cost or market. Cost is assigned to store inventories using the retail inventory method, determined on a first-in, first-out (FIFO) basis. Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventories amounted to $5,731 and $7,790 at December 31, 1997 and 1998, respectively.

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

         Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997 and 1998, $916 and $402, respectively, of interest cost was capitalized. No interest was capitalized in 1996.

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

Stock-Based Compensation

         The Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations in accounting for certain stock-based compensation plans as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The Company has adopted the disclosure-only provisions of SFAS No. 123.

Net Income Per Share

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options and warrants after applying the treasury stock method. The market price used in applying the treasury stock method was the closing market price of the stock at the end of each day.

         In connection with stock dividends authorized by the Board of Directors in 1996, 1997 and 1998, the Company issued one-half share for each outstanding share of Common Stock, payable April 19, 1996 to shareholders of record as of April 5, 1996, payable July 21, 1997 to shareholders of record as of July 14, 1997 and payable June 29, 1998 to shareholders of record as of June 22, 1998, respectively. All share and per share data in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect these dividends, each having the effect of a 3-for-2 stock split.

New Accounting Standards

         The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of the implementation of this standard is not expected to be material to the Company's financial position or results of operation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, the Company has contingent liabilities related to legal proceedings and other matters arising from the normal course of operations. Management does not expect that amounts, if any, which may be required to satisfy such contingencies will be material in relation to the accompanying consolidated financial statements.

Reclassifications

         Certain 1996 and 1997 amounts have been reclassified for comparability with the 1998 financial statement presentation.

NOTE 2 - ACQUISITIONS

         On January 31, 1996, the Company acquired all of the outstanding capital stock of Dollar Bills, Inc. (Dollar Bills), formerly known as Terrific Promotions, Inc., which owned and operated 136 discount variety retail stores under the name Dollar Bill$. The Company has assumed operations of a distribution center and wholesale division in the Chicago area. The acquisition was accounted for by the purchase method of accounting and these consolidated financial statements include the operating results of Dollar Bills from the date of acquisition through December 31, 1998. The acquisition cost for the purchase was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed with the excess purchase price allocated to goodwill. Total cash paid was $52,630 and goodwill of $48,170 was recorded on the date of acquisition. Accumulated amortization relating to goodwill approximates $3,692 and $5,619 at December 31, 1997 and 1998, respectively.

         On December 10, 1998, the Company completed the Step Ahead merger. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. DTS issued 1.1212 shares of the Company's common stock for each share of Step Ahead outstanding common and preferred stock. A total of 1,662,740 shares (after adjustment for fractional shares) of the Company's common stock was issued as a result of the merger and Step Ahead's outstanding stock options were converted into options to purchase 323,207 common shares of the Company. In addition, the Company issued options to certain former shareholders of Step Ahead in exchange for non-competition agreements and a consulting agreement. Included in other assets at December 31, 1998 is the present value of these agreements of $4,413 which will be amortized, generally, over a ten-year period. The recording of these non-competition agreements did not involve the use of cash and, accordingly, has been excluded from the accompanying consolidated statements of cash flows. In connection with the merger, the Company incurred $5,325 ($4,201 after taxes or $0.06 diluted net income per share) of merger related costs, consisting primarily of professional fees and writedowns of inventory and fixed assets, which were charged to operations during the year ended December 31, 1998.

         The following table presents a reconciliation of net sales and net income previously reported by the Company to those presented in the accompanying consolidated financial statements.

                                            For the year ended December 31,
                                           1996         1997           1998
                                           ----         ----           ----
         Net sales:
         DTS........................   $  493,037    $  635,473    $  811,991
         Step Ahead.................       65,804        87,729       106,816
                                          -------       -------       -------
         Combined...................   $  558,841    $  723,202    $  918,807
                                          =======       =======       =======

         Net income:
         DTS........................   $   33,835    $   48,574    $   67,428
         Step Ahead.................        1,513         1,354         1,462
                                          -------       -------       -------
         Combined...................   $   35,348    $   49,928    $   68,890
                                          =======       =======       =======

NOTE 3 - INCOME TAXES

         The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consists of the following:

                                            1996          1997          1998
                                            ----          ----          ----
         Federal--Current...........   $   20,049    $   29,967    $   39,348
         Federal--Deferred..........         (938)       (3,067)       (1,024)
         State--Current.............        3,287         4,831         6,392
         State--Deferred............         (149)         (436)         (183)
                                           ------        ------        ------
                                       $   22,249    $   31,295    $   44,533
                                           ======        ======        ======

         A reconciliation of the statutory Federal income tax rate and the effective rate for the years ended December 31, 1996, 1997 and 1998 follows:

                                                   1996      1997      1998
                                                   ----      ----      ----

      Statutory tax rate.......................... 35.0%     35.0%     35.0%
      Effect of:
         State and local income taxes, net of
            Federal income tax benefit............  3.4       3.4       3.6
         Other, net...............................  0.2       0.1       0.7
                                                   ----      ----      ----

      Effective tax rate ......................... 38.6%     38.5%     39.3%
                                                   ====      ====      ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the balance sheet based on the classification of the underlying asset or liability. Significant components of the Company's net deferred tax assets as of December 31, 1997 and 1998 are as follows:

                                                               1997      1998
                                                               ----      ----
Deferred tax assets:
   Property and equipment, principally due to differences
       in depreciation....................................  $ 2,075   $  2,359
    Accrued expenses, due to accrual for financial
       reporting purposes.................................    5,001      5,487
    Inventories, due to differences in inventory valuation
       for book and tax purposes..........................    2,363      3,147
    Other  ...............................................      455        361
                                                              -----     ------

           Total deferred tax assets......................    9,894     11,354
                                                              -----     ------
 Deferred tax liabilities:
    Goodwill, due to differences in amortization..........   (1,862)    (2,311)
    Other  ...............................................     (336)      (140)
                                                              -----     ------
           Total deferred tax liabilities.................   (2,198)    (2,451)
                                                              -----     ------

           Net deferred tax assets........................  $ 7,696   $  8,903
                                                              =====     ======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to 1996, 1997 and 1998 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

NOTE 4 - LEASES

         Future minimum lease payments under noncancelable store, distribution center and former corporate headquarters operating leases and the present value of future minimum capital lease payments as of December 31, 1998 are as follows:

                                                           Capital    Operating
                                                            Leases      Leases
                                                            ------      ------
     Year ending December 31:
         1999 ............................................ $   704    $  57,790
         2000 ............................................     655       52,721
         2001 ............................................     621       43,727
         2002 ............................................     523       32,936
         2003 ............................................     479       21,655
         Later years......................................     596       38,931
                                                             -----      -------
     Total minimum lease payments.........................   3,578    $ 247,760
                                                                        =======
     Less amount representing interest
         (at an average rate of approximately 8%).........     652
                                                             -----
     Present value of net minimum capital lease payments..   2,926
     Less current installments of obligations under
         capital leases, included in other current
         liabilities......................................     457
                                                             -----
     Obligations under capital leases, excluding current
         installments, included in other liabilities...... $ 2,469
                                                             =====

         The above future minimum lease payments include amounts for leases that were signed prior to December 31, 1998 for stores that were not open as of December 31, 1998. Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by future minimum sublease rentals of $7,365 under operating leases.

         The Company is a party to a lease agreement for the former corporate headquarters and distribution center in Norfolk, Virginia, with a partnership owned by certain Company shareholders. The lease includes land, a building and certain equipment and expires in December 2009 with options to renew for three five-year periods. The lease currently provides for an aggregate annual rental payment of $656 which is included in the future minimum lease payments above; the Company receives annual rental payments in excess of this obligation from a sublease agreement which expires in February 2008. The Company also leases properties for three of its stores from related partnerships. The total rental payments related to the leases for the former corporate headquarters and distribution center and these stores were $746, $789 and $790 for the years ended December 31, 1996, 1997 and 1998, respectively. Rental payments for these properties are included in the rental expense disclosure below.

         During 1998, the Company built an automated distribution facility in Olive Branch, Mississippi to replace its leased facility in Memphis, Tennessee. In preparation for the move to this new facility, the Company listed its Memphis facility with a commercial real estate agent for sublease. The Company is responsible for payments under the terms of this lease through September 2005. At December 31, 1998, the Company had not obtained a sublease and the real estate market in Memphis did not indicate that a sublease with terms that would cover the remaining lease payments would be obtainable. Due to the uncertainty regarding the ultimate recovery of the future lease payments and the investment in the improvements in the building, the Company recorded a $1,125 loss contingency during 1998.

         Included in property and equipment at December 31, 1997 and 1998 are leased furniture and fixtures and transportation vehicles with a cost of $1,744 and $3,473 and accumulated amortization of $702 and $677 at December 31, 1997 and 1998, respectively.

         Rental expense for store, distribution center and former corporate headquarters operating leases included in the accompanying consolidated income statements for the years ended December 31, 1996, 1997 and 1998 was as follows:

                                             1996        1997          1998
                                             ----        ----          ----
         Minimum rentals...............  $  30,726    $  40,389    $  49,494
         Contingent rentals............      1,297        1,837        1,374
                                            ------       ------       ------
                  Total................  $  32,023    $  42,226    $  50,868
                                            ======       ======       ======


NOTE 5 - BALANCE SHEET COMPONENTS

         Net property and equipment as of December 31, 1997 and 1998 consisted of the following:

                                                             1997         1998
                                                             ----         ----
      Land ............................................  $   6,275    $   8,051
      Buildings .......................................      7,864       17,714
      Improvements.....................................     32,814       47,497
      Furniture and fixtures...........................     53,900       80,291
      Transportation vehicles..........................      2,055        3,903
      Construction in progress.........................     22,459       20,918
                                                           -------      -------
                Total property and equipment...........    125,367      178,374

      Less accumulated depreciation and amortization...     38,365       55,989
                                                           -------      -------

                Total..................................  $  87,002    $ 122,385
                                                           =======      =======

         Other current liabilities as of December 31, 1997 and 1998 consisted of the following:

                                                             1997         1998
                                                             ----         ----
      Compensation and benefits........................  $   9,718    $  13,455
      Taxes (other than income taxes)..................      9,816       10,296
      Other     .......................................      2,097        2,592
                                                            ------       ------

                Total..................................  $  21,631    $  26,343
                                                            ======       ======

NOTE 6 - LONG-TERM DEBT

         On December 31, 1994, the Company issued $7,000 of noncallable 9% Senior Subordinated Notes and $7,000 of noncallable 9% Junior Subordinated Notes (collectively, 9% Subordinated Notes) to certain Company shareholders. The 9% Subordinated Notes were paid in full during June 1996. Interest expense related to this debt was $574 for the year ended December 31, 1996.

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

              December 1, 1998 to March 1, 1999..............  $ 20,000
              December 1, 1999 to March 1, 2000..............  $ 10,000

         There are no reduction requirements beyond those indicated above.

         The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. During 1998, the Agreement was amended to remove the restrictions on the amount of capital expenditures and on the minimum beneficial ownership of the founding shareholders. The Agreement matures on May 31, 2002. During 1997 and 1998, the weighted average interest rate charged by the banks under the Company's credit agreements approximated 6.4% and 6.0%, respectively. At December 31, 1997 and 1998, no amounts were outstanding under the Agreement; however, approximately $34,782 of the $135,000 available under the Agreement was committed to certain letters of credit issued in relation to the routine purchase of foreign merchandise at December 31, 1998.

         On April 30, 1997, the Company issued $30,000 of 7.29% unsecured Senior Notes (the Notes). The principal amount is payable in five equal annual installments of $6,000 beginning April 30, 2000. Interest is payable semiannually on April 30 and October 30 of each year. The Note holders have the right to require the Company to prepay the Notes in full without premium upon a change of control or upon certain other transactions by the Company. The Note agreements, among other things, prohibit certain mergers and consolidations, require the maintenance of certain specified ratios, require that the Notes rank pari passu with the Company's other debt and limit the amount of Company debt. In the event of default or a prepayment at the option of the Company, the Company is required to pay a prepayment penalty equal to a make-whole amount. Outstanding amounts of $30,000 are included in long-term debt at December 31, 1997 and 1998.

         On May 20, 1998, the Company entered into a Loan Agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19,000, to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's new distribution facility in Olive Branch, Mississippi. The principal amount of the Bonds is payable beginning on June 1, 2006, with a portion maturing each June 1 with the final portion maturing on June 1, 2018; the Bonds do not contain a prepayment penalty as long as the interest rate remains variable. Interest is payable monthly based on a variable interest rate which was 5.4% at December 31, 1998. The Bonds are supported by a $19,300 letter of credit issued by one of the Company's existing lending banks. The letter of credit is renewable annually. The Letter of Credit and Reimbursement Agreement requires, among other things, the maintenance of certain specified ratios and restricts the payment of dividends. The Bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. At December 31, 1998 the balance outstanding on the Bonds is $16,500.

         At December 31, 1997, the Company also has a loan and security agreement under which $9,241 of a revolving loan and $804 of a term loan were outstanding. During December 1998, the Company repaid all amounts outstanding under this agreement, the agreement was terminated and all security interests held by the lender were released.

         The carrying value of the Company's long-term debt approximates its fair value. The fair value is estimated by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities.

NOTE 7 - MANAGEMENT ADVISORY SERVICES

         The Company has a financial and management advisory service agreement with one of its non-employee shareholders. The agreement initially provided for the payment of $250 annually. During 1995, the shareholder agreed to reduce the annual payment to $200 over the remaining term of the agreement. The agreement is terminable by vote of the Company's Board of Directors. During each of the years ended December 31, 1996, 1997 and 1998, the Company paid $200 under this agreement.

NOTE 8 - SHAREHOLDERS' EQUITY

         The Company issued unattached warrants to purchase 2,792,450 shares of Common Stock on September 30, 1993 for $0.18 per warrant and unattached warrants to purchase 2,792,450 shares of Common Stock on February 22, 1994 for $0.18 per warrant. The warrants, which are held by certain Company shareholders, carry an exercise price of $0.86 per share, have been exercisable since March 6, 1995 (the effective date of the Company's initial public offering), and expire on December 31, 2003. All warrants were outstanding at December 31, 1998.

         Effective February 1, 1995, the Articles of Incorporation were amended to authorize 50,000,000 shares of Common Stock, $0.01 par value per share, and 10,000,000 shares of Preferred Stock, $0.01 par value per share. On July 23, 1996, the shareholders of the Company approved an increase in authorized shares of Common Stock from 50,000,000 to 100,000,000 shares.

         On June 10, 1996, the Company sold 1,687,500 shares of Common Stock, $0.01 par value per share, pursuant to a registration statement filed on Form S-3 under the Securities Act of 1933. In connection with this offering, the Company received $25,333, net of offering expenses.

NOTE 9 - NET INCOME PER SHARE

         The following table sets forth the calculation of basic and diluted net income per share:

                                                          1996       1997       1998
                                                          ----       ----       ----
                                                    (In thousands, except per share data)
Basic net income per share:
     Net income   ...................................  $ 35,348   $ 49,928   $ 68,890
                                                         ------     ------     ------
     Weighted average number of common shares
       outstanding...................................    58,934     60,212     60,683
                                                         ------     ------     ------
                  Basic net income per share.........  $   0.60   $   0.83   $   1.14
                                                         ======     ======     ======
Diluted net income per share:
     Net income   ...................................  $ 35,348   $ 49,928   $ 68,890
                                                         ------     ------     ------
     Weighted average number of common shares
       outstanding...................................    58,934     60,212     60,683
     Dilutive effect of stock options and warrants
       (as determined by applying
        the treasury stock method)...................     6,059      6,268      6,441
                                                         ------     ------     ------
     Weighted average number of common shares and
       dilutive potential common shares outstanding..    64,993     66,480     67,124
                                                         ------     ------     ------
                  Diluted net income per share.......  $   0.54   $   0.75   $   1.03
                                                         ======     ======     ======

NOTE 10 - PROFIT SHARING AND 401(K) RETIREMENT PLAN

         The Company maintains defined contribution profit sharing and 401(k) plans which are available to all employees over 21 years of age who have completed one year of service in which they have worked, in general, at least 1,000 hours. Eligible employees may make elective salary deferrals. The Company may make contributions at its discretion.

         Contributions to and reimbursements by the Company of expenses of the plans included in the accompanying consolidated income statements for the years ended December 31 were as follows:

               1996.......................  $ 2,012
               1997.......................  $ 2,923
               1998.......................  $ 4,017

NOTE 11 - STOCK-BASED COMPENSATION PLANS

         At December 31, 1998, the Company has five stock-based compensation plans, which are described below. Effective with the Step Ahead merger and in accordance with the terms of the Step Ahead Investments, Inc. Long-Term Incentive Plan (SAI Plan), outstanding Step Ahead options were assumed by the Company and converted, based on 1.1212 Company options for each Step Ahead option, to options to purchase the Company's common stock. Options issued as a result of this conversion were fully vested as of the date of the merger.

         The Company adopted the disclosure-only option under SFAS No. 123 as of January 1, 1996. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1996, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                              1996          1997        1998
                                              ----          ----        ----
           Net income:
              As reported..................  $ 35,348    $ 49,928    $ 68,890
                                               ======      ======      ======
              Pro forma....................  $ 33,742    $ 46,920    $ 62,150
                                               ======      ======      ======

           Basic net income per share:
              As reported..................  $   0.60    $   0.83    $   1.14
                                               ======      ======      ======
              Pro forma....................  $   0.57    $   0.78    $   1.02
                                               ======      ======      ======

           Diluted net income per share:
              As reported..................  $   0.54    $   0.75    $   1.03
                                               ======      ======      ======
              Pro forma....................  $   0.52    $   0.71    $   0.93
                                               ======      ======      ======

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

Fixed Stock Option Plans

         The Company has four fixed stock option plans. Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 698,176 shares of Common Stock in 1993 and 698,859 shares in 1994. Options granted under the SOP have an exercise price of $1.29 and are fully vested at the date of grant.

         Under the 1995 Stock Incentive Plan (SIP), the Company may grant options to its employees for up to 5,400,000 shares of Common Stock. The exercise price of each option equals the market price of the Company's stock at the date of grant, unless a higher price is established by the Board of Directors, and an option's maximum term is ten years. Options granted under the SIP vest over a three-year period.

         The SAI Plan provided for the issuance of stock options, stock appreciation rights (SARs), phantom stock and restricted stock awards to officers and key employees. At the date of the merger, the SAI Plan was authorized to issue 400,000 shares subject to stock options, 40,000 phantom shares, 125,000 SARs, and 25,000 restricted stock awards. In 1996, Step Ahead converted all of the outstanding SARs and phantom stock awards to stock options and restricted stock awards, respectively.

         Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 165,000 shares were granted to five former officers of Step Ahead who are serving as employees or consultants of the Company. The options were granted as consideration for entering into non-competition agreements and a consulting agreement. The exercise price of each option equals the market price of the Company's stock at the date of grant, and an option's maximum term is ten years. Options granted under the Special Plan vest over a five-year period.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              1996        1997         1998
                                              ----        ----         ----

           Expected term in years.......      10          10           8
           Expected volatility..........      49%         47.7%        50.4%
           Annual dividend yield........       -           -            -
           Risk-free interest rate......      6.7%        5.8%         4.9%

         The following tables summarize the Company's various option plans, including the SAI Plan for the period prior to the Step Ahead merger, as of December 31, 1996, 1997 and 1998, and changes during the years then ended and information about fixed options outstanding at December 31, 1998.

                                                Stock Option Activity

                                    1996                           1997                           1998
                           -------------------------     --------------------------    --------------------------
                                           Weighted                       Weighted                      Weighted
                                            Average                        Average                       Average
                                           Per Share                      Per Share                     Per Share
                                           Exercise                       Exercise                      Exercise
                            Shares           Price        Shares            Price        Shares           Price
                            ------           -----        ------            -----        ------           -----
Outstanding at
   beginning of year....  1,839,758        $  2.99       2,183,246        $  7.07      2,404,642        $ 10.16
Granted.................    934,948          12.40         798,338          15.64      1,413,073          36.30
Exercised...............   (514,047)          1.73        (473,307)          4.59       (481,806)          8.91
Forfeited...............    (77,413)         10.06        (103,635)         12.60        (84,999)         18.19
                          ---------                      ---------                     ---------
Outstanding at
   end of year..........  2,183,246           7.07       2,404,642          10.16      3,250,910          21.50
                          =========                      =========                     =========

Options exercisable
   at end of year.......  1,108,187           3.57       1,087,587           6.04      1,344,067           8.98
                          =========                      =========                     =========

Weighted average fair
   value of options
   granted during the year................ $  8.31                        $ 10.39                       $ 22.53



                                        Stock Options Outstanding and Exercisable

                                      Options Outstanding                         Options Exercisable
                      ----------------------------------------------      -----------------------------
                                            Weighted
                          Number             Average        Weighted          Number           Weighted
      Range of          Outstanding         Remaining        Average        Exercisable         Average
      Exercise        at December 31,      Contractual      Exercise      at December 31,      Exercise
       Prices              1998               Life            Price            1998              Price
       ------              ----               ----            -----            ----              -----

$1.29...............      310,798            (a)           $  1.29           310,798           $  1.29
$4.44 to $8.92......      599,658          5.4 years          7.30           599,658              7.30
$10.15 to $14.72....      352,218          7.0 years         14.33           208,846             14.12
$14.89 to $25.00....      621,321          8.0 years         16.08           197,690             17.35
$26.67 to $34.50....      862,660          9.3 years         34.36            27,075             33.50
$38.56 to $45.38....      504,255         10.0 years         40.55             -                   -
                        ---------                                          ---------

$1.29 to $45.38.....    3,250,910          7.3 years       $ 21.50         1,344,067           $  8.98
                        =========                                          =========

(a) Options granted under the SOP in 1993 and 1994 have no expiration date. They are therefore not included in the total weighted average remaining life.


Employee Stock Purchase Plan

         Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 506,250 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the price at the end of the quarterly offering period. Under the ESPP, the Company has sold 67,012 shares as of December 31, 1998.

         Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

     Expected term..........................   3 months
     Expected volatility....................   21% to 30%
     Annual dividend yield..................    -
     Risk-free interest rate................   5.32%-5.88% (annualized)

         The weighted average fair value of those purchase rights granted in 1996, 1997 and 1998 was $2.34, $3.97, and $6.28, respectively.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The following table sets forth certain unaudited results of operations for each quarter of 1997 and 1998. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period.


                                               First       Second        Third      Fourth
                                              Quarter      Quarter      Quarter     Quarter
                                              -------      -------      -------     -------
                                                  (In thousands, except per share data)

1997:
    Net sales..............................  $136,867     $149,242     $163,577     $273,516
    Gross profit...........................  $ 46,725     $ 51,811     $ 60,070     $105,995
    Operating income.......................  $  6,590     $ 10,793     $ 15,447     $ 51,870
    Net income.............................  $  3,694     $  6,040     $  8,796     $ 31,398
    Diluted net income per share...........  $   0.06     $   0.09     $   0.13     $   0.47
    Stores open at end of quarter..........       819          866          923          946
    Comparable store net sales increase....      10.1%         8.0%         6.8%         5.4%

1998:
    Net sales..............................  $175,531     $199,255     $203,998     $340,023
    Gross profit...........................  $ 62,664     $ 72,292     $ 76,571     $134,967 (1)
    Operating income.......................  $ 13,356     $ 18,972     $ 21,241     $ 64,289 (1)
    Net income.............................  $  7,731     $ 11,029     $ 12,133     $ 37,997 (1)
    Diluted net income per share...........  $   0.12     $   0.16     $   0.18     $   0.56 (1)
    Stores open at end of quarter..........       983        1,042        1,118        1,156
    Comparable store net sales increase....       6.3%        12.0%         5.0%         5.2%

(1) Included in gross profit is $1,301 of merger related costs. Included in operating income is $1,301 of merger related costs and $4,024 of merger related expenses. Excluding the effects of these merger related costs and merger related expenses, for the fourth quarter of 1998, gross profit would have been $136,268, operating income would have been $69,614, net income would have been $42,198 and diluted net income per share would have been $0.63.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 3, 1999 (the Proxy Statement), under the caption "Election of Directors."

         Information set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         Information set forth in the Proxy Statement under the caption "Compensation of Executive Officers," with respect to executive compensation, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth in the Proxy Statement under the caption "Ownership of the Common Stock of the Company," with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.  Financial   Statements.   Reference   is  made  to  the  Index  to  the
         Consolidated Financial Statements set forth under Part II, Item 8, on page 22 of this Form 10-K.

     2. Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

     3. Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 42 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.


(b) The following reports on Form 8-K were filed during the last quarter of 1998.

     1. Report on Form 8-K, filed October 8, 1998, included a press release regarding net sales for the quarter ended September 30, 1998.

     2. Report on Form 8-K, filed October 29, 1998, included the Amendment to the Merger Agreement dated October 20, 1998 among Dollar Tree Stores, Inc., Dollar Tree West, Inc. and Step Ahead Investments, Inc. It also included our press release regarding net earnings for the quarter ended September 30, 1998.

     3. Report on Form 8-K, filed December 7, 1998, included our press release regarding the announcement of the exchange ratio for the merger of Dollar Tree Stores, Inc. and Step Ahead Investments, Inc.

     4. Report on Form 8-K, filed December 23, 1998, announced the consummation of the merger between Dollar Tree Stores, Inc. and Step Ahead Investments, Inc.

Also, in February 1999, we filed two Forms 8-K.

     1. Report on Form 8-K, filed February 5, 1999, included financial data for the years 1997 and 1998 which has been restated on a combined basis to account for the pooling-of-interests between Dollar Tree Stores, Inc. and Step Ahead Investments, Inc.

     2. Report on Form 8-K, filed February 18, 1999, includes 30 days of post-merger combined financial results, reflecting the merger between Dollar Tree Stores, Inc. and Step Ahead Investments, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DOLLAR TREE STORES, INC.


DATE: March 25, 1999                  By: /s/ Macon F. Brock, Jr.
                                          ----------------------------
                                             Macon F. Brock, Jr.
                                          President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                          Date
        ---------                        -----                          ----
 /s/ J. Douglas Perry
---------------------------
    J. Douglas Perry          Chairman of the Board; Director       March 25, 1999


 /s/ Macon F. Brock, Jr.
---------------------------
   Macon F. Brock, Jr.        President and Chief Executive         March 25, 1999
                              Officer; Director (principal
                              executive officer)


/s/ H. Ray Compton
---------------------------
     H. Ray Compton           Executive Vice President; Director    March 25, 1999


/s/ Frederick C. Coble
---------------------------
     Frederick C. Coble       Senior Vice President and Chief       March 25, 1999
                              Financial Officer (principal
                              financial and accounting officer)


 /s/ John F. Megrue
---------------------------
     John F. Megrue           Vice Chairman; Director               March 25, 1999


 /s/ Allan W. Karp
---------------------------
      Allan W. Karp           Director                              March 25, 1999


/s/ Thomas A. Saunders, III
---------------------------
 Thomas A. Saunders, III      Director                              March 25, 1999


 /s/ Alan L. Wurtzel
---------------------------
     Alan L. Wurtzel          Director                              March 25, 1999


 /s/ Frank Doczi
---------------------------
       Frank Doczi            Director                              March 25, 1999


                                Index to Exhibits
                                -----------------

3.    Articles and Bylaws

      3.1 Third Restated Articles of Incorporation of Dollar Tree Stores, Inc. (the Company), as amended (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 incorporated herein by this reference).

      3.2 Second Restated Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-88502, incorporated herein by this reference).

10.   Material Contracts

(a)   The following document is filed herewith:

      10.1 Sixth Amendment to Amended and Restated Credit Agreement (Amended and Restated Credit Agreement) dated December 31, 1998 by and among Dollar Tree Stores, Inc., Dollar Tree Distribution, Inc., Dollar Tree Management, Inc., The First National Bank of Boston, NationsBank, N.A., Signet Bank, Crestar Bank, First Union National Bank of Virginia, Amsouth Bank of Alabama, and Union Bank of California, N.A.

(b) The following document, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 4, 1998 is incorporated herein by this reference:

      10.2    Fourth Amendment to Amended and Restated Revolving Credit
              Agreement.

(c) The following documents, filed as Exhibits 10.1 and 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, are incorporated herein by this reference:

      10.3 Lease dated March 27, 1998 by and between the Company and Raytheon Service Company.

      10.4 Lease Guarantee dated March 27, 1998 by and between the Company and Raytheon Company.

(d) The following documents, filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 are incorporated herein by this reference:

      10.5 Loan Agreement between Dollar Tree Distribution, Inc. and Mississippi Business Finance Corporation, dated May 1, 1998.

      10.6 Placement Letter Agreement by First Union National Bank, dated May 1, 1998.

      10.7 Tender Agency Agreement between Dollar Tree Distribution, Inc. and Amsouth Bank, dated May 1, 1998.

      10.8 Remarketing Agreement between Dollar Tree Distribution, Inc. and First Union National Bank, dated May 1, 1998.

      10.9 Guaranty Agreement by Dollar Tree Distribution, Inc., dated May 1, 1998.

      10.10 Letter of Credit and Reimbursement Agreement between Dollar Tree Distribution, Inc. and First Union National Bank, dated May 1, 1998.

(e) The following documents, filed as Exhibits 2.1 and 4.1 to the Company's Form 8-K on July 30, 1998 are incorporated herein by this reference:

      10.11 Merger Agreement dated July 22, 1998 by and among Dollar Tree Stores, Inc., Dollar Tree West, Inc., and Step Ahead Investments, Inc.

      10.12 Voting Agreement dated July 22, 1998 by and among Dollar Tree Stores, Inc., Gary L. Cino, Janet Cino, Gary L. Nett, Trustee for The Cino Children's Trust dated March 18, 1997, and Gary and Janet Cino, Trustees of the Gary and Janet Cino Trust dated May 1, 1991.

(f) The following document, filed as Exhibits 10.4 to the Company's Form S-4 as Amended on October 21, 1998 is incorporated herein by this reference:

      10.13 Agreement of Lease by and between Step Ahead and 3222 Winona Way, L.P. dated February 17, 1993.

(g) The following document, filed as Exhibit 2.1 to the Company's Form 8-K on October 29, 1998 is incorporated herein by this reference:

      10.14 Amendment to the Merger Agreement dated October 20, 1998 by and among Dollar Tree Stores, Inc., Dollar Tree West, Inc., and Step Ahead Investments, Inc.

(h) The following document, filed as Exhibit 10.1 to the Company's Report on Form 10-Q on November 13, 1998 is incorporated herein by this reference:

      10.15   Fifth Amendment to Amended and Restated Revolving Credit
              Agreement.

(i) The following documents, filed as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5 and 4.6 to the Company's Post-Effective Amendment on Form S-8 dated December 10, 1998 to its registration statement on Form S-4, are incorporated herein by this reference:

      10.16   Step Ahead Investments, Inc. Long Term Incentive Plan, as Amended.

      10.17   Form of Step Ahead Investments, Inc. Incentive Stock Option
              Agreement.

      10.18 Form of Step Ahead Investments, Inc. Non-statutory Stock Option Agreement.

      10.19   Dollar Tree Stores, Inc. 1998 Special Stock Option Plan.

      10.20 Dollar Tree Stores, Inc. Non-qualified Stock Option Agreement with Gary Cino.

      10.21 Form of Dollar Tree Stores, Inc. Non-qualified Stock Option Agreement with William Coyle, Eric Stauss, Eric Leon and Anthony Leon.

21.   Subsidiaries of the Registrant

      21.1    Subsidiaries.

23.   Consents of Experts and Counsel

      23.1    Consent of Independent Auditors.

27.   Financial Data Schedule

      27.1 Financial Data Schedule as of and for the years ended December 31, 1996, December 31, 1997 and December 31, 1998. Years 1996 and 1997
              have been restated to give effect to the pooling-of-interests merger with Step Ahead Investments, Inc.