Form 10-Q
period 1999-03-31
DOLLAR TREE STORES INC
filed 1999-05-13
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 1999

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

                         Telephone Number (757) 321-5000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes (X)                  No ( )

As of May 7, 1999, there were 61,282,402 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX


     PART I.  FINANCIAL INFORMATION                                        Page
                                                                           ----
Item 1. Condensed Consolidated Financial Statements:

       Condensed Consolidated Balance Sheets
        March 31, 1999 and December 31, 1998..............................   3

       Condensed Consolidated Income Statements
        Three months ended March 31, 1999 and 1998........................   4

       Condensed Consolidated Statements of Cash Flows
        Three months ended March 31, 1999 and 1998........................   5

       Notes to Condensed Consolidated Financial Statements...............   6

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  12

     PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................  12

Item 5. Other Information.................................................  12

Item 6. Exhibits and Reports on Form 8-K..................................  13

              Signatures..................................................  13


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       (Unaudited)
                                                        March 31,        December 31,
                                                          1999               1998
                                                      ------------       ------------
                   ASSETS
Current assets:
    Cash and cash equivalents......................... $ 17,799            $ 71,119
    Merchandise inventories...........................  174,100             140,949
    Deferred tax asset................................    7,099               6,709
    Prepaid expenses and other current assets.........    6,439               7,287
                                                        -------             -------

          Total current assets........................  205,437             226,064
                                                        -------             -------

Net property and equipment............................  126,442             122,385
Deferred tax asset....................................    2,291               2,194
Goodwill, net of accumulated amortization.............   42,069              42,551
Other assets..........................................    6,037               6,427
                                                        -------             -------

          TOTAL ASSETS................................ $382,276            $399,621
                                                        =======             =======


          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt................. $ 18,500            $ 16,500
    Accounts payable..................................   41,430              52,158
    Income taxes payable..............................    5,936              21,353
    Other current liabilities.........................   16,556              26,343
                                                        -------             -------

          Total current liabilities...................   82,422             116,354
                                                        -------             -------

Long-term debt........................................   30,000              30,000
Other liabilities.....................................    8,516               9,043
                                                        -------             -------

          Total liabilities...........................  120,938             155,397
                                                        -------             -------

Shareholders' equity:
    Common stock, par value $0.01. Authorized
      100,000,000 shares, 61,261,736 shares issued
      and outstanding at March 31, 1999 and
      60,878,818 shares issued and outstanding
      at December 31, 1998............................      613                 609
    Additional paid-in capital........................   59,402              53,010
    Retained earnings.................................  201,323             190,605
                                                        -------             -------
          Total shareholders' equity..................  261,338             244,224
                                                        -------             -------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.. $382,276            $399,621
                                                        =======             =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------

                                                          1999           1998
                                                          ----           ----

Net sales.............................................  $221,202       $175,531
Cost of sales.........................................   142,125        112,867
                                                         -------        -------

      Gross profit....................................    79,077         62,664
                                                         -------        -------

Selling, general, and administrative
  expenses:
    Operating expenses................................    54,941         44,910
    Depreciation and amortization.....................     6,211          4,398
                                                         -------        -------

      Total selling, general
        and administrative expenses...................    61,152         49,308
                                                         -------        -------

Operating income......................................    17,925         13,356
Interest expense......................................       496            735
                                                         -------        -------
Income before income taxes............................    17,429         12,621

Provision for income taxes............................     6,711          4,890
                                                         -------        -------

      Net income......................................  $ 10,718       $  7,731
                                                         =======        =======

Net income per share (note 2):
    Basic net income per share........................  $   0.18       $   0.13
                                                         =======        =======

    Weighted average number of common
      shares outstanding:.............................    61,041         60,418
                                                         =======        =======

    Diluted net income per share......................  $   0.16       $   0.12
                                                         =======        =======

    Weighted average number of common
      shares and dilutive potential common shares
      outstanding:....................................    67,407         66,819
                                                         =======        =======



     See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                           March 31,
                                                                      -------------------

                                                                       1999         1998
                                                                       ----         ----

Cash flows from operating activities:
  Net income...................................................     $ 10,718       $  7,731
                                                                     -------        -------
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization............................        6,211          4,398
      Loss on disposal of property and equipment...............         (195)           333
      Provision for deferred income taxes......................         (487)           257
      Changes in assets and liabilities increasing
       (decreasing) cash and cash equivalents:
          Merchandise inventories..............................      (33,151)       (39,430)
          Prepaid expenses and other current assets............          848           (362)
          Other assets.........................................          269           (484)
          Accounts payable.....................................      (10,455)        (5,048)
          Income taxes payable.................................      (12,018)       (13,942)
          Other current liabilities............................       (9,796)         3,771
          Other liabilities....................................         (365)           453
                                                                     -------        -------
            Total adjustments..................................      (59,139)       (50,054)
                                                                     -------        -------
            Net cash used in operating activities..............      (48,421)       (42,323)
                                                                     -------        -------
Cash flows from investing activities:
  Capital expenditures.........................................       (9,813)       (10,316)
  Proceeds from sale of property and equipment.................           27            136
                                                                     -------        -------
            Net cash used in investing activities..............       (9,786)       (10,180)
                                                                     -------        -------
Cash  flows from financing  activities:
  Proceeds from long-term debt.................................        2,000         22,200
  Repayment of long-term debt and facility fees................          -          (12,200)
  Net change in notes payable to bank..........................          -            1,325
  Principal payments under capital lease obligations...........         (110)           (95)
  Proceeds from stock issued pursuant to
    stock-based compensation plans.............................        2,997          2,083
                                                                     -------        -------
            Net cash provided by financing activities..........        4,887         13,313
                                                                     -------        -------
Net decrease in cash and cash equivalents......................      (53,320)       (39,190)
Cash and cash equivalents at beginning of period...............       71,119         45,018
                                                                     -------        -------
Cash and cash equivalents at end of period.....................     $ 17,799       $  5,828
                                                                     =======        =======


     See accompanying Notes to Condensed Consolidated Financial Statements
                                       5

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the Company) at March 31, 1999, and for the three-month period then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated income statement and statement of cash flows at March 31, 1998 reflect the results of operations and cash flows for Dollar Tree Stores, Inc. for the three-month period then ended combined with the Step Ahead Investments, Inc. (Step Ahead) three-month period ended April 26, 1998. The condensed consolidated balance sheet as of March 31, 1998 reflects the financial position of Dollar Tree Stores, Inc. on that date combined with the financial position of Step Ahead as of April 26, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.


2. NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                             1999       1998
                                                             ----       ----
                                                          (In thousands, except
                                                             per share data)
Basic net income per share:
     Net income.......................................    $ 10,718   $  7,731
                                                           -------    -------
     Weighted average number of common shares
       outstanding....................................      61,041     60,418
                                                           -------    -------
          Basic net income per share..................    $   0.18   $   0.13
                                                           =======    =======

Diluted net income per share:
     Net income.......................................    $ 10,718   $  7,731
                                                           -------    -------
     Weighted average number of common shares
       outstanding....................................      61,041     60,418
     Dilutive effect of stock options and warrants
       (as determined by applying
        the treasury stock method)....................       6,366      6,401
                                                           -------    -------
     Weighted average number of common shares and
       dilutive potential common shares outstanding...      67,407     66,819
                                                           -------    -------
Diluted net income per share..........................    $   0.16   $   0.12
                                                           =======    =======

3. STORE OPENING COSTS

     In accordance with Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1999, the Company expenses store opening costs as incurred. The impact of the implementation of this SOP was not material to the Company's financial results.

4. SUBSEQUENT EVENTS

     On April 1, 1999, the Board of Directors granted options to employees to purchase 835,375 shares of the Company's Common Stock.

     On April 1, 1999, the Company entered into an interest rate swap agreement related to the $19.0 million Loan Agreement (Loan Agreement) with the Mississippi Business Finance Corporation. This swap agreement converts the variable rate to a fixed rate and reduces the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to the bank which provided the swap at a fixed rate of 5.53%. In addition, the bank pays the Company at a variable interest rate, which approximates the rate on the Loan Agreement, which was 5.00% at March 31, 1999. The swap, effective through April 1, 2009, is for the entire amount outstanding under the Loan Agreement. The bank which provided the swap has the option to cancel it on April 1, 2006.

     During April 1999, the Company entered into an agreement to sublease the Memphis distribution facility through March 2000 with an option for the sublessee to renew the lease through March 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A WARNING ABOUT FORWARD LOOKING STATEMENTS: We have made "forward-looking statements" in this document as that term is used in the Private Securities Litigation Reform Act of 1995. Such statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Our assumptions, beliefs and current information could be mistaken. Forward-looking statements include any statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view" or "estimate." Forward-looking statements also include, and are subject to risks relating to, our future operations, performance, or financial condition such as:

     -  comparable store net sales trends,

     -  expansion plans and store openings,

     - dependence on imports and vulnerability to foreign economic and political conditions as well as import restrictions, duties and tariffs,

     -  increases in shipping costs, the minimum wage, and other costs,

     -  our ability to sublease the Memphis facility beyond March 2000, and

     -  Year 2000 compliance.

     Any statements concerning our future operations, performance, or financial condition could be inaccurate or incorrect.

Three Months Ended March 31, 1999 Compared To The Three Months Ended March 31, 1998

     Before the merger with Dollar Tree, Step Ahead reported first quarter financial results based on a three-month period that ended on April 26, 1998. Dollar Tree's three-month period ended on March 31, 1998. For the purposes of this report, March 31, 1998 results reflect the combination of these three-month periods.

     Net Sales. Net sales increased 26.0% to $221.2 million for the three months ended March 31, 1999 from $175.5 million for the three months ended March 31, 1998. We attribute this $45.7 million increase to sales at 257 net new stores opened in 1999 and 1998 which are not included in our comparable store net sales calculation and a 5.4% increase in comparable same store sales in the first quarter of 1999.

     We opened 48 new stores and closed one store during the first quarter of 1999, compared to 39 new stores opened and two stores closed in the first quarter of 1998. We plan to expand by 215 to 225 stores in 1999. Our management anticipates that future net sales growth will come mostly from new store openings.

     The comparable store net sales calculation includes sales at the 98 Cent Clearance Center stores, acquired in a pooling-of-interests transaction in December 1998. We believe that our comparable store net sales increased largely because sales related to the Easter holiday were partially shifted into the first quarter with the holiday falling on April 3, 1999, compared to April 12 in 1998. The shift of this holiday is likely to have an opposite effect on our comparable store net sales during the second quarter, since a portion of the sales increase related to Easter has already occurred during the first quarter of 1999. Our management therefore expects a lower comparable store net sales increase for the quarter ending June 30, 1999.

     Most retailers can increase the price of their merchandise as well as sell more merchandise in order to increase their comparable store net sales. As a fixed price point retailer, we do not have the ability to raise our prices, so our comparable store net sales increase only when we sell more merchandise. We believe that our future comparable store net sales increases, if any, will be lower than those we have experienced in the past. Our internal business plan continues to call for a two to three percent increase in comparable store net sales for calendar year 1999.

     Gross Profit. Gross profit increased $16.4 million, or 26.2%. Our gross profit margin (gross profit expressed as a percentage of net sales) stayed the same at 35.7% for both years.

     SGA Expenses. Selling, general and administrative (SGA) expenses increased $11.8 million or 24.0%. As a percentage of net sales, SGA expenses decreased to 27.6% for the first quarter of 1999 from 28.1% for the same period last year. This relative decrease in costs happened partly because we were able to leverage fixed costs across a higher sales volume because of a high comparable store sales increase and because certain corporate expenses were lower as a percentage of net sales than in the first quarter of 1998. Depreciation and amortization increased $1.8 million to 2.8% as a percentage of net sales in the first quarter of 1999 from 2.5% in the first quarter of 1998. This percentage increase is mainly the result of depreciation related to the new distribution facility in Olive Branch, Mississippi.

     Increases in expenses can have a negative impact on our operating results. This is especially true since we cannot pass on increased expenses to our customers by increasing our merchandise prices. Consequently, our future success will depend in large part on our ability to control costs.

     Proposals now before the U.S. Congress call for increasing the federal minimum wage by $1.00 an hour over two or three years. Our management believes that an increase in the minimum wage, if eventually passed into law, could have a significant impact on our payroll costs.

     Operating Income. Our operating income increased $4.6 million or 34.2%. As a percentage of net sales, operating income increased to 8.1% in the first quarter of 1999 from 7.6% in the same period in 1998. These increases were attributable to the decrease in our SGA expenses, as a percentage of net sales, discussed above.

     Interest Expense. Interest expense decreased $0.2 million to $0.5 million in the first quarter of 1999 from $0.7 million in the first quarter of 1998. This decrease was primarily a result of lower levels of debt in 1999 compared to 1998, resulting from a higher cash position throughout the three months ended March 31, 1999.

Liquidity and Capital Resources

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

     On April 1, 1999, we entered into an interest rate swap agreement. This transaction is discussed further in Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

     The following table compares certain cash-related information for the first quarters of 1999 and 1998:

                                              Three Months Ended March 31,
                                                  1999        1998
                                                  ----        ----
                                                   (in millions)
Net cash provided by (used in):
     Operations.............................    $(48.4)      $(42.3)
     Investing activities...................      (9.8)       (10.2)
     Financing activities...................       4.9         13.3

     For both periods, we generally expended net cash used in operations to build inventory levels, while net cash used in investing activities was used primarily to open new stores. Net cash provided by financing activities was obtained from:

     -  the exercise of stock options in both years,

     - in 1998, borrowings under our bank facility used to fund our seasonal working capital needs, and

     - in 1999, from the issuance of an additional $2 million in callable bonds related to the construction of the Olive Branch distribution facility.

     At March 31, 1999, our borrowings under our bank facility, senior notes and bonds were $48.5 million and we had an additional $135.0 million available through our bank facility. Of the amount available, approximately $19.5 million was committed to letters of credit issued for the routine purchase of foreign merchandise.

Recent Developments

     The following events occurred after the three months ended March 31, 1999.

     - During April 1999, we entered into an agreement to sublease our Memphis facility through March 2000 with an option for the sublessee to renew the lease through March 2001.

     - Effective May 1, 1999, our import shipping contracts were renewed at higher rates, as had been previously disclosed. The new rates could increase shipping costs by up to $4 million in 1999. Management believes that these higher rates can be substantially offset by other costs savings.

     - In April 1999, we were in the process of negotiating an operating lease agreement to finance the construction of a new distribution center. This facility, which is expected to be located in Stockton, California, will replace the leased site located in the Sacramento, California area which services the 98 Cent Clearance Center stores.

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

     We have been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. We divided our Year 2000 project into four phases:

     -  inventory and initial assessment,

     -  remediation and testing,

     -  implementation and re-testing, and

     -  contingency planning.

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

     We plan to continue to rely primarily on internal resources to identify, correct or reprogram and test systems for Year 2000 compliance. To date, we have spent less than $150,000 in modifying our systems for the Year 2000; the total costs of modifying our current systems are not expected to exceed $350,000. These costs are not expected to have a material adverse effect on our financial condition and results of operations in future periods.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes standards for derivative instruments and hedging activities and requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is reviewing the impact of the implementation of this pronouncement on our financial condition and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During April 1999, as a result of the favorable interest rate environment, we entered into an interest rate swap agreement that converts a portion of our variable rate debt to a fixed rate and reduces our exposure to interest rate fluctuations. Under this agreement, we pay interest to the bank which provided the swap at a fixed rate of 5.53%. In addition, the bank pays us at a variable interest rate which is similar to the rate under the callable bonds and was 5.00% at March 31, 1999. The swap is for the entire amount outstanding under our callable bonds, which was $18.5 million at March 31, 1999, and is effective through April 1, 2009. The bank which provided the swap has the option to cancel it on April 1, 2006.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     We previously reported in our 1998 Annual Report on Form 10-K a dispute involving Michael and Pamela Alper and a corporation they control. No litigation is currently pending against us in this matter.

     We recalled approximately 155,000 retractable dog leashes which allegedly caused several personal injuries, as previously reported in our 1998 Annual Report on Form 10-K. There have been no other material developments regarding this matter in 1999.

     Additionally, the company is a party to ordinary routine litigation and proceedings incidental to its business, including certain matters which may occasionally be asserted by the U.S. Consumer Product Safety Commission, none of which is individually or in the aggregate material to the company.

Item 5. OTHER INFORMATION.

     In April 1999, Douglas Perry announced his retirement from Dollar Tree. However, he will remain Chairman of the Board of Directors. Also in April 1999, Bob Sasser was hired in the position of Chief Operating Officer.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     None.

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the first quarter of 1999.

     1. Report on Form 8-K, filed February 5, 1999, included quarterly financial data for the years 1997 and 1998 which has been restated on a combined basis to account for the pooling of interests between Dollar Tree Stores, Inc. and Step Ahead Investments, Inc.

     2. Report on Form 8-K, filed February 18, 1999, includes 30 days of post-merger combined financial results, reflecting the merger between Dollar Tree Stores, Inc. and Step Ahead Investments, Inc.

Also, in April 1999, we filed one Form 8-K.

     1. Report on Form 8-K, filed April 27, 1999, included a press release regarding earnings for the quarter ended March 31, 1999.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 13, 1999


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