Form 10-Q
period 1999-06-30
DOLLAR TREE STORES INC
filed 1999-08-10
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 1999


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

                           Yes (X)                            No ( )

As of August 6, 1999, there were 61,940,070 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

            PART I.  FINANCIAL INFORMATION                                 Page

Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998..............................  3

         Condensed Consolidated Income Statements
          Three months and six months ended June 30, 1999 and 1998.........  4

         Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1999 and 1998..........................  5

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 14

            PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 15

Item 4. Submission of Matters to a Vote of Security Holders................ 15

Item 5. Other Information.................................................. 15

Item 6. Exhibits and Reports on Form 8-K................................... 16

          Signatures....................................................... 17



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                            (Unaudited)
                                                             June 30,    December 31,
                                                               1999          1998
                                                            ---------    ------------
                   ASSETS
Current assets:
     Cash and cash equivalents............................. $ 36,502       $ 74,644
     Merchandise inventories...............................  187,247        142,706
     Deferred tax asset....................................    7,615          6,709
     Prepaid expenses and other current assets.............    7,656          7,451
                                                             -------        -------

         Total current assets..............................  239,020        231,510
                                                             -------        -------

Net property and equipment.................................  134,195        122,503
Deferred tax asset.........................................    2,420          2,194
Goodwill, net of accumulated amortization..................   41,587         42,551
Other assets  .............................................    5,849          6,429
                                                             -------        -------

         TOTAL ASSETS...................................... $423,071       $405,187
                                                             =======        =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (note 4)............ $ 25,000       $ 16,500
     Accounts payable......................................   60,322         53,030
     Income taxes payable..................................    4,936         21,353
     Other current liabilities.............................   18,124         26,445
                                                             -------        -------

         Total current liabilities.........................  108,382        117,328
                                                             -------        -------

Long-term debt, excluding current portion..................   24,000         30,000
Other liabilities..........................................    8,405          9,043
                                                             -------        -------

         Total liabilities.................................  140,787        156,371
                                                             -------        -------

Shareholders' equity (note 3):
     Common stock, par value $0.01. Authorized
       300,000,000  shares,  61,887,293  shares issued
       and outstanding at June 30, 1999 and authorized
       100,000,000  shares,  61,380,418 shares issued
       and outstanding at December 31, 1998................      619            614
     Additional paid-in capital............................   66,541         53,030
     Retained earnings.....................................  215,124        195,172
                                                             -------        -------
         Total shareholders' equity........................  282,284        248,816
                                                             -------        -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........ $423,071       $405,187
                                                             =======        =======



      See accompanying Notes to Condensed Consolidated Financial Statements




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                           ------------------        -----------------
                                                           1999         1998         1999         1998
                                                           ----         ----         ----         ----

Net sales     ........................................   $253,216     $205,209     $480,259     $385,808

Cost of sales.........................................    159,525      131,130      305,703      247,740
Merger related costs (note 3).........................        443         --            443         --
                                                          -------      -------      -------      -------

         Gross profit.................................     93,248       74,079      174,113      138,068
                                                          -------      -------      -------      -------

Selling, general and administrative expenses:
   Operating expenses.................................     61,710       49,463      117,835       95,460
   Merger related expenses (note 3)...................        607         --            607         --
   Depreciation and amortization......................      6,881        4,889       13,101        9,303
                                                          -------      -------      -------      -------

         Total selling, general
           and administrative expenses................     69,198       54,352      131,543      104,763
                                                          -------      -------      -------      -------

Operating income......................................     24,050       19,727       42,570       33,305
Interest expense......................................        670        1,051        1,152        1,759
                                                          -------      -------      -------      -------

Income before income taxes............................     23,380       18,676       41,418       31,546

Provision for income taxes............................      8,876        6,870       15,587       11,760
                                                          -------      -------      -------      -------

         Net income...................................   $ 14,504     $ 11,806     $ 25,831     $ 19,786
                                                          =======      =======      =======      =======

Net income per share (note 2):
Basic net income per share............................   $   0.23     $   0.19     $   0.42     $   0.32
                                                          =======      =======      =======      =======

Diluted net income per share .........................   $   0.21     $   0.17     $   0.38     $   0.29
                                                          =======      =======      =======      =======

Pro forma income data (note 3):
   Net income.........................................   $ 14,504     $ 11,806     $ 25,831     $ 19,786
   Pro forma adjustment for C-corporation
     income taxes.....................................        271          299          505          395
                                                          -------      -------      -------      -------
   Pro forma net income...............................   $ 14,233     $ 11,507     $ 25,326     $ 19,391
                                                          =======      =======      =======      =======

   Pro forma basic net income per share...............   $   0.23     $   0.19     $   0.41     $   0.32
                                                          =======      =======      =======      =======

   Pro forma diluted net income per share.............   $   0.21     $   0.17     $   0.37     $   0.29
                                                          =======      =======      =======      =======

Weighted average number of common
  shares outstanding..................................     61,815       61,182       61,679       61,051
                                                          =======      =======      =======      =======

Weighted average number of common
  shares and dilutive potential
  common shares outstanding...........................     68,035       67,644       67,972       67,482
                                                          =======      =======      =======      =======


      See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                     ------------------

                                                                     1999          1998
                                                                     ----          ----
Cash flows from operating activities:
 Net income   ..................................................   $ 25,831      $ 19,786
                                                                    -------       -------
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization...............................     13,101         9,303
    Loss (gain) on disposal of property and equipment...........        (98)          402
    Provision for deferred income taxes.........................     (1,132)         (999)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents:
       Merchandise inventories..................................    (44,541)      (68,417)
       Prepaid expenses and other current assets................       (205)          814
       Other assets ............................................        339          (115)
       Accounts payable.........................................      7,565          (922)
       Income taxes payable.....................................    (12,175)      (13,521)
       Other current liabilities................................     (8,343)       (1,517)
       Other liabilities........................................       (288)          500
                                                                    -------       -------
        Total adjustments.......................................    (45,777)      (74,472)
                                                                    -------       -------
        Net cash used in operating activities ..................    (19,946)      (54,686)
                                                                    -------       -------
Cash flows from investing activities:
 Capital expenditures ..........................................    (23,952)      (20,182)
 Proceeds from sale of property and equipment...................         86           138
                                                                    -------       -------
        Net cash used in investing activities...................    (23,866)      (20,044)
                                                                    -------       -------
Cash flows from financing activities:
 Distributions paid (note 3)....................................     (1,410)       (1,025)
 Proceeds from long-term debt...................................      2,500        89,200
 Repayment of long-term debt and facility fees..................       --         (57,407)
 Net change in notes payable to bank............................       --           1,919
 Principal payments under capital lease obligations.............       (225)         (183)
 Proceeds from stock issued pursuant to
  stock-based compensation plans................................      4,805         3,520
                                                                    -------       -------
        Net cash provided by financing activities...............      5,670        36,024
                                                                    -------       -------
Net decrease in cash and cash equivalents.......................    (38,142)      (38,706)
Cash and cash equivalents at beginning of period................     74,644        47,638
                                                                    -------       -------
Cash and cash equivalents at end of period......................   $ 36,502      $  8,932
                                                                    =======       =======


      See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the Company) at June 30, 1999, and for the three- and six-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated income statements for the periods ended June 30, 1998 reflect the results of operations for Dollar Tree Stores, Inc. and Tehan's Merchandising, Inc. (Only $One) for the three- and six-month periods then ended combined with the Step Ahead Investments, Inc. (Step Ahead) three- and six-month periods ended July 26, 1998. The condensed consolidated statement of cash flows for the period ended June 30, 1998 reflects cash flows for Dollar Tree Stores, Inc. and Only $One for the six-month period then ended combined with the Step Ahead six-month period ended July 26, 1998. The condensed consolidated balance sheet as of June 30, 1998 reflects the financial position of Dollar Tree Stores, Inc. and Only $One on that date combined with the financial position of Step Ahead as of July 26, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

2. NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                  Three months ended         Six months ended
                                                      June 30,                  June 30,
                                                  -----------------         -----------------
                                                  1999         1998         1999         1998
                                                  ----         ----         ----         ----
                                                     (In thousands, except per share data)
Basic net income per share:
     Net income................................  $14,504      $11,806      $25,831      $19,786
                                                  ------       ------       ------       ------
     Weighted average number of
        common shares outstanding..............   61,815       61,182       61,679       61,051
                                                  ------       ------       ------       ------
               Basic net income per share......  $  0.23      $  0.19      $  0.42      $  0.32
                                                  ======       ======       ======       ======

Diluted net income per share:
     Net income................................  $14,504      $11,806      $25,831      $19,786
                                                  ------       ------       ------       ------
     Weighted average number of
        common shares outstanding..............   61,815       61,182       61,679       61,051
     Dilutive effect of stock options and
        warrants (as determined by applying
        the treasury stock method).............    6,220        6,462        6,293        6,431
                                                  ------       ------       ------       ------
     Weighted average number of common
        shares and dilutive potential
        common shares outstanding..............   68,035       67,644       67,972       67,482
                                                  ------       ------       ------       ------
               Diluted net income per share....  $  0.21      $  0.17      $  0.38      $  0.29
                                                  ======       ======       ======       ======

3. ACQUISITION

     On June 30, 1999, the Company completed a merger with privately-held, New York-based Tehan's Merchandising, Inc. (Only $One) which operates 24 stores under the name "Only $One". These stores offer variety merchandise at a fixed price of $1.00 and are located in New York state. The merger qualified as a tax-free exchange of stock and was accounted for as a pooling of interests. The Company issued 501,600 shares of Common Stock for all of the Only $One outstanding common stock. In connection with the merger, the Company incurred approximately $1.0 million ($0.8 million after taxes or $0.01 diluted net income per share) of merger related costs and expenses, consisting primarily of writedowns of inventory and professional fees, which were charged to operations during the quarter ended June 30, 1999.

     Prior to June 30, 1999, Only $One was treated as an S-corporation for Federal and state income tax purposes. As such, income of Only $One for periods prior to June 30, 1999 was taxable to the Only $One shareholders, rather than to Only $One. Effective with the Company's merger with Only $One, Only $One became a C-corporation. The pro forma provisions for income taxes presented in the condensed consolidated income statements represent the estimated taxes that would have been recorded had Only $One been a C-corporation for the entire periods presented. Distributions paid presented in the condensed consolidated statements of cash flows represent distributions paid to the Only $One shareholders.

4.   INTEREST RATE SWAP AGREEMENT

     On April 1, 1999, the Company entered into an interest rate swap agreement related to the $19.0 million Loan Agreement with the Mississippi Business Finance Corporation (Loan Agreement). This swap agreement converts the variable rate to a fixed rate and reduces the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to the bank which provided the swap at a fixed rate of 5.5%. In addition, the bank pays the Company at a variable interest rate, which approximates the rate on the Loan Agreement, which was 5.2% at June 30, 1999. The swap, effective through April 1, 2009, is for the entire amount outstanding under the Loan Agreement. The bank which provided the swap has the option to cancel it on April 1, 2006. The Loan Agreement amount is included in the current portion of long-term debt.

5.   LEASES

     During June 1999, the Company entered into an $18.0 million operating lease agreement for the purpose of financing construction costs to build a new distribution center in Stockton, California, which will replace the existing leased facilities located in the Sacramento, California area. Under this agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The initial lease term is five years. The lease provides for a residual value guarantee and includes a purchase option based on the outstanding cost of the property. When the assets are placed into service, the Company will estimate its liability, if any, under the residual value guarantee and record additional rent expense on a straight-line basis over the remaining lease term.

     During April 1999, the Company entered into an agreement to sublease the Memphis distribution facility through March 2000 with an option for the sublessee to renew the lease through March 2001.

6.   STORE OPENING COSTS

     In accordance with Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1999, the Company expenses store opening costs as incurred. The impact of the implementation of this SOP was not material to the Company's financial results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: We have made "forward-looking statements" in this document as that term is used in the Private Securities Litigation Reform Act of 1995. Such statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Our assumptions, beliefs and current information could be mistaken. Forward-looking statements include any statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view" or "estimate." Forward-looking statements also include, and are subject to risks relating to, our future operations, performance, or financial condition such as:

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

Recent Development

     On June 30, 1999, Dollar Tree merged with the operator of 24 Only $One stores. The Only $One stores are located in central and upstate New York and average approximately 10,000 square feet in size. We issued 501,600 shares of our common stock in exchange for all the outstanding common stock of Only $One. We accounted for the merger as a pooling of interests. Under this form of accounting, we combined the condensed consolidated financial statements of Dollar Tree with those of Only $One, not only since the date of the merger, but also retroactively. As a result, we have adjusted our condensed consolidated financial statements to reflect results of operations as if Only $One had been a part of Dollar Tree throughout all the periods discussed. Quarterly combined financial data, which combines Dollar Tree and Only $One, were filed on a Form 8-K on July 22, 1999.

The Three Months Ended June 30, 1999 Compared To The Three Months Ended June 30, 1998

     Net Sales. Net sales increased 23.4% to $253.2 million for the three months ended June 30, 1999 from $205.2 million for the three months ended June 30, 1998. We attribute this $48.0 million increase to sales at new stores opened in 1999 and 1998 which are not included in our comparable store net sales calculation and a 1.8% increase in comparable store net sales in the second quarter of 1999.

     We opened 66 new stores and closed 2 stores during the second quarter of 1999, compared to 61 new stores opened and one store closed in the second quarter of 1998. We plan to expand by 230 to 235 stores in 1999, including the 24 Only $One stores acquired in June 1999. Our management anticipates that future net sales growth will come mostly from new store openings.

     The comparable store net sales calculation includes sales at the 98 Cent Clearance Center stores, acquired in December 1998, and sales at the Only $One stores, acquired in June 1999. Both acquisitions were accounted for as poolings of interests. The shift in timing of the Easter holiday caused a portion of the Easter selling season to occur in the first quarter of 1999 which we believe adversely affected our comparable store net sales.

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

     Gross Profit. Gross profit increased $19.2 million, or 25.9%. Our gross profit margin (gross profit expressed as a percentage of net sales) increased to 36.8% in the second quarter of 1999 from 36.1% in the same period in 1998. If you exclude merger related costs otherwise included in cost of sales (primarily related to merchandise markdowns), then the gross profit margin increased to 37.0%. This increase occurred mainly because certain costs declined as a percentage of net sales:

     - Our inventory shrinkage decreased, mainly because of lower shrinkage in our distribution centers and improved inventory controls at our acquired stores. This decrease may not continue in future periods.

     - Our distribution costs were lower because of efficiencies at our two newest distribution centers. The Chesapeake, VA facility, which has been in operation since early 1998, is more mature than a year ago, and the Olive Branch, MS facility, opened in early 1999, was able to service more stores than we forecast.

     These decreased costs more than offset a slight increase in merchandise costs for the quarter. Our merchandise costs, which include freight costs, were higher this year compared to last because our merchandise mix included more domestic merchandise than during the second quarter of 1998. Domestics generally carry a higher cost than imported goods. We attribute the change in our mix year over year to the receipt of a higher quantity of imports than usual in 1998 as we sought to avoid last summer's shipping container shortage.

     A recent increase in our transpacific shipping rates did not have a noticeable impact on our results for the quarter. Our management believes that the impact of these higher rates, which went into effect during the second quarter of 1999, can be substantially offset by other cost savings.

     SGA Expenses. Selling, general and administrative (SGA) expenses, not including depreciation and amortization, increased $12.9 million, or 26.0%. If you exclude merger related expenses, SGA expenses increased as a percentage of net sales to 24.4% in the second quarter of 1999 from 24.1% in the second quarter of 1998. This increase happened primarily because our comparable store net sales did not allow us to leverage our fixed costs. Depreciation and amortization increased $2.0 million, to 2.7% a a percentage of net sales in 1999 from 2.4% in 1998. This percentage increase is mainly the result of depreciation related to the new distribution facility in Olive Branch, Mississippi.

     Increases in expenses can have a negative impact on our operating results, especially since we cannot pass on increased expenses to our customers by increasing our merchandise prices. Consequently, our future success will depend in large part on our ability to control costs.

     Proposals now before the U.S. Congress call for increasing the federal minimum wage by $1.00 an hour over two or three years. Our management believes that an increase in the minimum wage, if eventually passed into law, could have a significant impact on our payroll costs.

     Operating Income. Our operating income increased $4.3 million or 21.9%. As a percentage of net sales, operating income decreased to 9.5% in the second quarter of 1999 from 9.6% in the same period in 1998. If you exclude merger related costs and expenses, operating income increased to $25.1 million in 1999 from $19.7 million in 1998 and increased as a percentage of net sales to 9.9% from 9.6%. These increases were attributable to the factors discussed above.

     Interest Expense. Interest expense decreased to $0.7 million in the second quarter of 1999 from $1.1 million in the second quarter of 1998. This decrease was primarily a result of lower levels of debt in 1999 compared to 1998, resulting from a higher cash position throughout the three months ended June 30, 1999.

The Six Months  Ended June 30, 1999  Compared  To The Six Months  Ended June 30,
1998

     Net Sales. Net sales increased 24.5% to $480.3 million for the six months ended June 30, 1999 from $385.8 million for the six months ended June 30, 1998. We attribute this $94.5 million increase to sales at new stores opened in 1999 and 1998 which are not included in our comparable store net sales calculation and a 3.5% increase in comparable same store sales in the first six months of 1999.

     We opened 115 new stores and closed three stores during the first half of 1999, compared to 102 new stores opened and five stores closed in the first half of 1998.

     Gross Profit. Gross profit increased $36.0 million, or 26.1%. Our gross profit margin increased to 36.3% in the first six months of 1999 from 35.8% in the same period in 1998. Merger related costs did not change the year-to-date gross margin percentage. The year-to-date increase in gross margin was impacted by the same factors as discussed above.

     SGA Expenses. SGA, excluding depreciation and amortization, increased $23.0 million, or 24.1%, in the first half of 1999. As a percentage of net sales, SGA expenses remained constant at 24.7%. If you exclude merger related expenses, SGA expenses decreased to 24.5% for the first half of 1999 from 24.7% during the same period in 1998. This decrease happened primarily because our year-to-date comparable store sales allowed us to leverage our fixed costs. Depreciation and amortization increased $3.8 million, to 2.7% as a percentage of net sales in 1999 from 2.4% in 1998. This percentage increase is mainly the result of depreciation related to the new distribution facility in Olive Branch, Mississippi.

     Operating Income. Our operating income increased $9.3 million or 27.8%. As a percentage of net sales, operating income increased to 8.9% in the first half of 1999 from 8.6% in the same period in 1998. If you exclude merger related costs and expenses, operating income increased to $43.6 million in 1999 from $33.3 million in 1998 and increased as a percentage of net sales to 9.1% from 8.6%. These increases were attributable to the factors discussed above.

     Interest Expense. Interest expense decreased to $1.2 million in the first six months of 1999 from $1.8 million in the first six months of 1998. This decrease was primarily a result of lower levels of debt in 1999 compared to 1998, resulting from a higher cash position throughout the six months ended June 30, 1999.

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

     The following table compares certain cash-related information for the first two quarters of 1999 and 1998:
                                          Six Months Ended June 30,
                                              1999        1998
                                              ----        ----
                                               (in millions)
Net cash provided by (used in):
         Operations.....................    $(19.9)     $(54.7)
         Investing activities...........     (23.9)      (20.0)
         Financing activities...........       5.7        36.0

     For both periods, we generally expended net cash used in operations to build inventory levels, while net cash used in investing activities was used primarily to open new stores. The decrease in 1999 net cash used in operations reflects the lower amount of inventory compared to the same period in 1998, when imported goods were received earlier to avoid a possible shipping container shortage in Southeast Asia. Inventory quantities at comparable stores are similar year over year; the decrease is primarily seen in inventory quantities in the distribution centers.

Net cash provided by financing activities was obtained from:

     - the exercise of stock options in both years,

     - in 1998, borrowings under our bank facility used to fund our seasonal working capital needs, and

     - in 1999, from the issuance of an additional $2.5 million in callable bonds related to the construction of the Olive Branch distribution facility.

     At June 30, 1999, our borrowings under our bank facility, senior notes and bonds were $49.0 million and we had an additional $135.0 million available through our bank facility. Of the amount available, approximately $42.3 million was committed to letters of credit issued for the routine purchase of foreign merchandise.

     During June 1999, we entered into an $18.0 million operating lease agreement to finance the construction of a new distribution center in Stockton, California. This facility will replace the leased distribution center located in the Sacramento, California area. Unlike the Chesapeake and Olive Branch distribution centers, the new facility will not initially include an automated conveyor and sorting system. We expect to expand and automate this facility as we increase our selling capacity in the northern and central California and Nevada regions. The new facility is scheduled to be operational in the first quarter of 2000.

Year 2000 Compliance

     We use a large number of computer software programs throughout our entire organization, such as purchasing, distribution, retail store management, financial business systems and various administrative functions. We developed some of these programs in-house and bought others from vendors.

     We have been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. We define Year 2000 compliance to mean that a given system continues to function appropriately after December 31, 1999, with no significant business interruption. We divided our Year 2000 project into four phases:

     - inventory and initial assessment,

     - remediation and testing,

     - implementation and re-testing, and

     - contingency planning.

     The assessment and remediation and testing phases of the Year 2000 project are complete and include both information technology systems, such as computer equipment and software, as well as non-information technology equipment, such as warehouse conveyor systems. We will continue to monitor and test our systems to ensure ongoing compliance.

     Our plan provided for internal compliance of mission-critical systems by mid-1999. While no one can offer a realistic guarantee that there won't be any business disruptions, we believe that the majority of our internal systems, including substantially all mission-critical systems, are currently Year 2000 compliant. Some programs and equipment were replaced beginning in late 1998 by routine upgrades which provided numerous system enhancements. These replacement programs and equipment are Year 2000 compliant. The upgrades were previously planned and were not accelerated due to Year 2000 issues. We have not deferred any information technology projects to address the Year 2000 issue.

     We have relied primarily on internal resources to identify, correct or reprogram and test systems for Year 2000 compliance. To date, we have spent less than $150,000 in modifying our systems for the Year 2000; the total costs of modifying our current systems are not expected to exceed $275,000. These costs are not expected to have a material adverse effect on our financial condition and results of operations in future periods.

     Additionally, we are continuing to communicate with service providers and domestic suppliers of merchandise to assess their Year 2000 readiness and the extent to which we may be vulnerable to any third parties' failure to correct their own Year 2000 issues. Many of these parties have stated that their ability to supply us will not be affected by the Year 2000 issue. However, we cannot be sure of their timely compliance and our operations could suffer due to the failure of a significant third part to become Year 2000 compliant.

     We feel we are unable to adequately assess the potential effect of Year 2000 problems on our international suppliers, particularly in China. Several recent studies suggest that the preparedness of China and other Asian countries is considerably less than that of the United States and Europe, particularly in the fields of manufacturing and utilities. We cannot predict the duration or severity of any disruptions which may occur in China or the home countries of our other overseas suppliers. In addition, we have evaluated the preparedness of third parties who handle our international merchandise shipping for China. We believe these third parties are substantially Year 2000 compliant. A failure in our normal merchandise supply chain from China or other overseas suppliers could have a material adverse effect on our business.

     Although we anticipate that minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with store locations, customs delays, loss of electric power, and the inability to process transactions or engage in similar normal business activities. In addition, the United States and other world economies could witness unusual purchasing patterns or other disruptions if large numbers of consumers believe interruptions in power, communications, water or food supplies are likely, regardless of the actual risks. Any such disruptions could affect our business operations. With the substantial completion of the assessment, implementation and testing phases of our plan, we are now in the process of analyzing reasonably likely worst-case scenarios in order to establish appropriate contingency plans. We expect to establish any needed contingency plans by early in the fourth quarter of 1999.

     The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available. The above section, even if incorporated into other documents or disclosures, is a Year 2000 readiness disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes standards for derivative instruments and hedging activities and requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued its Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133", which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management is reviewing the impact of the implementation of this pronouncement on our financial condition and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During April 1999, as a result of the favorable interest rate environment, we entered into an interest rate swap agreement that converts a portion of our variable rate debt to a fixed rate and reduces our exposure to interest rate fluctuations. Under this agreement, we pay interest to the bank which provided the swap at a fixed rate of 5.5%. In addition, the bank pays us at a variable interest rate which is similar to the rate under the callable bonds and was 5.2% at June 30, 1999. The swap is fo the entire amount outstanding under our callable bonds, which was $19.0 million at June 30, 1999, and is effective through April 1, 2009. The bank which provided the swap has the option to cancel it on April 1, 2006.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our Annual Meeting of Shareholders held on June 3, 1999, the following people were elected to the Board of Directors:

                                 Votes For       Votes Withheld
                                 ---------       --------------
     Macon F. Brock, Jr.        57,239,178          256,636
     Richard G. Lesser          57,245,626          250,188

As Class I directors, Mr. Brock and Mr. Lesser will serve until the Annual Meeting of Shareholders in 2002, or such time as successors are elected and qualified.

     J. Douglas Perry, John F. Megrue, H. Ray Compton, Thomas A. Saunders, III, Alan L. Wurtzel and Frank Doczi continue as directors after the meeting and no elections were held with respect to their offices. Allan W. Karp has retired his directorship.

     At the same meeting, an amendment to the Articles of Incorporation was adopted, increasing our authorized common stock to 300,000,000 shares from 100,000,000 shares.

                For            51,269,401
                Against         6,199,543
                Abstain            26,870

Item 5.  OTHER INFORMATION.

Grant of Options to Directors

     On June 2, 1999, options to purchase 13,500 shares of Common Stock each were granted to Frank Doczi and Alan Wurtzel as continuing directors, under the terms of the Stock Incentive Plan. Also on this date, an option to purchase 25,313 shares of Common Stock was granted to Richard Lesser as a new director, under the terms of the Stock Incentive Plan. These options are immediately exercisable and have an exercise price of $34.3125 per share.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following documents are filed herewith:

     3.1 Third Restated Articles of Incorporation of Dollar Tree Stores, Inc., as amended
    10.1 Merger Agreement by and among Dollar Tree Stores, Inc., Dollar Tree New York, Inc., Tehan's Merchandising, Inc. and The Shareholders of Tehan's Merchandising, Inc., dated June 15, 1999
    10.2 Credit Agreement among First Security Bank, National Association and First Union National Bank, dated June 2, 1999
    10.3 Agency Agreement between Dollar Tree Distribution, Inc. and First Security Bank, National Association, dated June 2, 1999
    10.4 Trust Agreement between First Union National Bank and First Security Bank, National Association, dated June 2, 1999
    10.5 Security Agreement between First Security Bank, National Association and First Union National Bank and accepted and agreed to by Dollar Tree Distribution, Inc., dated June 2, 1999
    10.6 Lease Agreement between First Security Bank, National Association and Dollar Tree Distribution, Inc., dated June 2, 1999
    10.7 Participation Agreement among Dollar Tree Distribution, Inc., First Security Bank, National Association and First Union National Bank, dated June 2, 1999

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of 1999:

     1. Report on Form 8-K, filed April 27, 1999, included a press release regarding earnings for the quarter ended March 31, 1999.

     2. Report on Form 8-K, filed June 10, 1999, included a press release regarding the Annual Meeting of Shareholders held on June 3, 1999.

     Also, in July 1999, we filed one Form 8-K.

     Report on Form 8-K, filed July 22, 1999, included a press release regarding earnings for the quarter ended June 30, 1999. It also included quarterly financial data for the years 1998 and 1999 which has been restated on a combined basis to account for the pooling of interests between Dollar Tree Stores, Inc. and the operator of 24 Only $One stores.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  August 10, 1999

                                                 DOLLAR TREE STORES, INC.




                                                 By: /s/ Frederick C. Coble
                                                     --------------------------
                                                       Frederick C. Coble
                                                       Senior Vice President,
                                                       Chief Financial Officer
                                                       (principal financial and
                                                       accounting officer)