Form 10-Q
period 1999-09-30
DOLLAR TREE STORES INC
filed 1999-11-12
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)
   (X)    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
               Exchange Act of 1934
               For the quarterly period ended September 30, 1999

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

                Yes (X)                            No ( )

As of November 11, 1999, there were 62,024,613 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

                  PART I.  FINANCIAL INFORMATION
                                                                         Page
                                                                         ----

Item 1. Condensed Consolidated Financial Statements:

   Condensed Consolidated Balance Sheets
    September 30, 1999 and December 31, 1998............................   3

   Condensed Consolidated Income Statements
    Three months and nine months ended September 30, 1999 and 1998......   4

   Condensed Consolidated Statements of Cash Flows
    Nine months ended September 30, 1999 and 1998.......................   5

   Notes to Condensed Consolidated Financial Statements.................   6

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations..................................   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk......  15

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................  16

Item 6. Exhibits and Reports on Form 8-K................................  16

        Signatures......................................................  17

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                          (Unaudited)
                                                         September 30,   December 31,
                                                              1999           1998
                                                         -------------   ------------
                   ASSETS
Current assets:
     Cash and cash equivalents .......................     $ 19,173       $ 74,644
     Merchandise inventories .........................      252,472        142,706
     Deferred tax asset ..............................        3,667          6,709
     Prepaid expenses and other current assets .......        8,627          7,451
                                                            -------        -------

         Total current assets ........................      283,939        231,510
                                                            -------        -------

Property and equipment, net ..........................      139,933        122,503
Deferred tax asset ...................................        1,433          2,194
Goodwill, net ........................................       41,106         42,551
Other assets, net (note 5) ...........................       15,947          6,429
                                                            -------        -------

         TOTAL ASSETS ................................     $482,358       $405,187
                                                            =======        =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................     $ 71,950       $ 53,030
     Income taxes payable ............................        1,206         21,353
     Other current liabilities .......................       19,668         25,988
     Current portion of long-term debt (note 4) ......       25,280         16,500
     Current installments of obligations
        under capital leases (note 5) ................        3,114            457
                                                            -------        -------

         Total current liabilities ...................      121,218        117,328
                                                            -------        -------

Long-term debt, excluding current portion ............       25,120         30,000
Obligations under capital leases,
   excluding current installments (note 5) ...........       29,197          2,469
Other liabilities ....................................        5,607          6,574
                                                            -------        -------

         Total liabilities ...........................      181,142        156,371
                                                            -------        -------

Shareholders' equity (note 3):
     Common stock, par value $0.01. Authorized
       300,000,000 shares, 61,997,170 shares
       issued and outstanding at September 30, 1999
       and authorized 100,000,000 shares,
       61,380,418 shares issued and outstanding at
       December 31, 1998..............................          620            614
     Additional paid-in capital.......................       69,370         53,030
     Retained earnings................................      231,226        195,172
                                                            -------        -------
         Total shareholders' equity...................      301,216        248,816
                                                            -------        -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...     $482,358       $405,187
                                                            =======        =======


      See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                          -------------                -------------
                                                       1999          1998           1999          1998
                                                       ----          ----           ----          ----

Net sales........................................    $265,372      $210,008       $745,631        $595,816

Cost of sales....................................     167,325       132,014        473,028         379,754
Merger related costs (note 3)....................        --            --              443            --
                                                      -------       -------        -------         -------
         Gross profit............................      98,047        77,994        272,160         216,062
                                                      -------       -------        -------         -------
Selling, general, and administrative expenses:
     Operating expenses..........................      64,016        51,312        181,851         146,772
     Merger related expenses (note 3)............        --            --              607            --
     Depreciation and amortization...............       7,062         5,174         20,163          14,477
                                                      -------       -------        -------         -------
         Total selling, general
          and administrative expenses............      71,078        56,486        202,621         161,249
                                                      -------       -------        -------         -------
Operating income.................................      26,969        21,508         69,539          54,813
Interest expense.................................         787         1,531          1,939           3,290
                                                      -------       -------        -------         -------
Income before income taxes.......................      26,182        19,977         67,600          51,523

Provision for income taxes.......................      10,080         7,555         25,667          19,315
                                                      -------       -------        -------         -------
         Net income..............................    $ 16,102      $ 12,422       $ 41,933        $ 32,208
                                                      =======       =======        =======         =======
Net income per share (note 2):
     Basic net income per share..................    $   0.26      $   0.20       $   0.68        $   0.53
                                                      =======       =======        =======         =======
     Diluted net income per share................    $   0.24      $   0.18       $   0.62        $   0.48
                                                      =======       =======        =======         =======
Pro forma income data (note 3):
     Net income..................................    $ 16,102      $ 12,422       $ 41,933        $ 32,208
     Pro forma adjustment for
       C-corporation income taxes................        --             111            505             506
                                                      -------       -------        -------         -------
     Pro forma net income........................    $ 16,102      $ 12,311       $ 41,428        $ 31,702
                                                      =======       =======        =======         =======
     Pro forma basic net income per share........    $   0.26      $   0.20       $   0.67        $   0.52
                                                      =======       =======        =======         =======
     Pro forma diluted net income per share......    $   0.24      $   0.18       $   0.61        $   0.47
                                                      =======       =======        =======         =======
Weighted average number of common
  shares outstanding.............................      61,959        61,296         61,772          61,132
                                                      =======       =======        =======         =======
Weighted average number of common
  shares and dilutive potential
  common shares outstanding......................      68,221        67,750         68,055          67,571
                                                      =======       =======        =======         =======


      See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     -------------
                                                                   1999         1998
                                                                   ----         ----
Cash flows from operating activities:
 Net income................................................     $ 41,933      $ 32,208
                                                                 -------       -------
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization..........................       20,163        14,477
    Loss on disposal of property and equipment.............          167           521
    Provision for deferred income taxes....................        3,803        (1,585)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents:
       Merchandise inventories.............................     (109,766)      (99,927)
       Prepaid expenses and other current assets...........         (476)       (2,486)
       Other assets........................................          397           (16)
       Accounts payable....................................       18,537         9,175
       Income taxes payable................................      (14,854)      (15,433)
       Other current liabilities...........................       (6,320)       (2,921)
       Other liabilities...................................         (925)          375
                                                                 -------       -------
        Total adjustments..................................      (89,274)      (97,820)
                                                                 -------       -------
        Net cash used in operating activities..............      (47,341)      (65,612)
                                                                 -------       -------
Cash flows from investing activities:
 Capital expenditures......................................      (36,362)      (38,825)
 Proceeds from sale of property and equipment..............           99           137
                                                                 -------       -------
        Net cash used in investing activities..............      (36,263)      (38,688)
                                                                 -------       -------
Cash flows from financing activities:
 Distributions paid (note 3)...............................       (1,410)       (1,375)
 Proceeds from long-term debt..............................       19,400       162,900
 Repayment of long-term debt and facility fees.............      (17,700)     (103,130)
 Net change in notes payable to bank.......................         --           3,937
 Proceeds from sale-leaseback transaction (note 5).........       21,605          --
 Principal payments under capital lease obligations........         (346)         (300)
 Proceeds from stock issued pursuant to stock-based
  compensation plans.......................................        6,584         3,985
                                                                 -------       -------
        Net cash provided by financing activities..........       28,133        66,017
                                                                 -------       -------
Net decrease in cash and cash equivalents..................      (55,471)      (38,283)
Cash and cash equivalents at beginning of period...........       74,644        47,638
                                                                 -------       -------
Cash and cash equivalents at end of period.................     $ 19,173      $  9,355
                                                                 =======       =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Dollar Tree Stores, Inc. merged with Step Ahead Investments, Inc. (Step Ahead) on December 10, 1998 and Tehan's Merchandising, Inc. (Only $One)on June 30, 1999. Each merger was accounted for as a pooling of interests. As a result, the condensed consolidated financial statements of Dollar Tree Stores, Inc. and subsidiaries (the Company) have been restated to retroactively combine the financial statements of Step Ahead and Only $One as if the mergers had occurred at the beginning of the earliest period presented. The Company's condensed consolidated financial statements at September 30, 1999, and for the three- and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated income statements for the periods ended September 30, 1998 reflect the results of operations for Dollar Tree Stores, Inc. and Only $One for the three- and nine-month periods then ended combined with the Step Ahead three- and nine-month periods ended October 25, 1998. The condensed consolidated statement of cash flows for the period ended September 30, 1998 reflects cash flows for Dollar Tree Stores, Inc. and Only $One for the nine-month period then ended combined with the Step Ahead nine-month period ended October 25, 1998. The condensed consolidated balance sheet as of September 30, 1998 reflects the financial position of Dollar Tree Stores, Inc. and Only $One on that date combined with the financial position of Step Ahead as of October 25, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

2. NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                     Three months ended           Nine months ended
                                                        September 30,               September 30,
                                                        -------------               -------------
                                                     1999         1998            1999         1998
                                                     ----         ----            ----         ----
                                                          (In thousands, except per share data)

Basic net income per share:
   Net income...............................       $16,102      $12,422        $41,933      $32,208
                                                    ------       ------         ------       ------
   Weighted average number of
     common shares outstanding..............        61,959       61,296         61,772       61,132
                                                    ------       ------         ------       ------
           Basic net income per share.......       $  0.26      $  0.20        $  0.68      $  0.53
                                                    ======       ======         ======       ======


                                                              Three months ended           Nine months ended
                                                                 September 30,               September 30,
                                                                 -------------               -------------
                                                              1999         1998            1999         1998
                                                              ----         ----            ----         ----
                                                                   (In thousands, except per share data)

Diluted net income per share:
   Net income........................................       $16,102      $12,422        $41,933      $32,208
                                                             ------       ------         ------       ------
   Weighted average number of
     common shares outstanding.......................        61,959       61,296         61,772       61,132
   Dilutive effect of stock options and
     warrants (as determined by applying
     the treasury stock method)......................         6,262        6,454          6,283        6,439
                                                             ------       ------         ------       ------
   Weighted average number of
     common shares and dilutive potential
     common shares outstanding.......................        68,221       67,750         68,055       67,571
                                                             ------       ------         ------       ------
          Diluted net income per share...............       $  0.24      $  0.18        $  0.62      $  0.48
                                                             ======       ======         ======       ======

3. ACQUISITION

     On June 30, 1999, the Company completed a merger with privately-held, New York-based Tehan's Merchandising, Inc. which operated 24 stores under the name "Only $One". These stores offer variety merchandise at a fixed price of $1.00 and are located in New York state. The merger qualified as a tax-free exchange of stock and was accounted for as a pooling of interests. The Company issued
501,600 shares of Common Stock for all of the Only $One outstanding common stock. In connection with the merger, the Company incurred approximately $1.1 million ($0.8 million after taxes or $0.01 diluted net income per share) of merger related costs and expenses, consisting primarily of writedowns of inventory and professional fees, which were charged to operations during the quarter ended June 30, 1999.

     Prior to June 30, 1999, Only $One was treated as an S-corporation for Federal and state income tax purposes. As such, income of Only $One for periods prior to June 30, 1999 was taxable to the Only $One shareholders, rather than to Only $One. Effective with the Company's merger with Only $One, Only $One became a C-corporation. The pro forma provisions for income taxes presented in the condensed consolidated income statements represent an estimate of the taxes that would have been recorded had Only $One been a C-corporation prior to the merger on June 30, 1999. Distributions paid presented in the condensed consolidated statements of cash flows represent distributions paid to the Only $One shareholders for payment of their pass-through tax liabilities.

4.   INTEREST RATE SWAP AGREEMENT

     On April 1, 1999, the Company  entered into an interest rate swap agreement
(swap) related to the $19.0 million Loan Agreement with the Mississippi Business Finance Corporation (Loan Agreement). This swap converts the variable rate to a fixed rate and reduces the Company's exposure to interest rate fluctuations. Under this agreement, the Company pays interest to the bank which provided the swap at a fixed rate of 5.53%. In exchange, the bank pays the Company at a variable interest rate, which approximates the rate on the Loan Agreement, which was 5.45% at September 30, 1999. The variable interest rate is adjusted monthly. The swap, effective through April 1, 2009, is for the entire amount outstanding under the Loan Agreement. The bank which provided the swap has the option to cancel it on April 1, 2006. The Company amended the swap on November 1, 1999 (see Note 7). The Loan Agreement is callable, therefore, the amount is included in the current portion of long-term debt.

5.   LEASES

     On September 30, 1999, the Company sold certain retail store leasehold improvements to an unrelated third party and leased them back for a period of seven years. The Company has an option to purchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. This transaction is being accounted for as a financing arrangement. At September 30, 1999, the Company recorded a capital lease obligation of $29.0 million, of which $2.7 million is classified as current. The lease obligation accrues interest at an average rate of 9.28% over the lease term. The lease requires monthly payments of $438,000 in years one through five and $638,000 in years six and seven. The lease agreement includes financial covenants that are not more restrictive than those of existing loan agreements. As part of the transaction, the Company received net proceeds of $20.9 million and an $8.1 million 11% note receivable which matures in September 2006 and is included in other assets, net.

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

7.  SUBSEQUENT EVENT

     On November 1, 1999, the Company entered into an agreement to amend the terms of its existing interest rate swap such that the Company pays interest to the bank at a fixed interest rate of 4.99%, reduced from 5.53%. The bank continues to pay the Company at a variable interest rate, which approximates the rate on the Loan Agreement. A maximum variable interest rate was set, such that no payments are made by either party under the swap for monthly periods with an established interest rate greater than 8.28%. Also, the bank no longer has the option to cancel the swap.

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

     -    comparable store net sales trends,

     -    expansion plans and store openings,

     - dependence on imports and vulnerability to foreign economic and political conditions as well as import restrictions, duties and tariffs,

     -    increases in shipping costs, the minimum wage, and other costs,

     - our ability to sublease the Memphis facility beyond March 2000 or our ability to sublease the Sacramento facility, and

     -    Year 2000 compliance.

     Any statements concerning our future operations, performance, or financial condition could be inaccurate or incorrect. For additional discussion of the factors that could affect our actual results, performance or actions, please see the "Risk Factors" published in our latest prospectus filed with the Securities and Exchange Commission and also the discussion and analysis below.

Results of Operations and General Comments

The Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Net Sales. Net sales increased $55.4 million, or 26.4%, to $265.4 million for the three months ended September 30, 1999, from $210.0 million for the three months ended September 30, 1998. We attribute this increase to sales at new stores opened in 1999 and 1998 which are not included in our comparable store net sales calculation and a 5.6% increase in comparable store net sales in the third quarter of 1999.

     During the third quarter of 1999, we added 54 new stores and closed one store, compared to 77 new stores opened and one store closed in the third quarter of 1998. Four of the new stores were obtained from a small dollar store operator. In 1999, we began opening larger stores in the 6,000 to 10,000 square foot range, which means that we can continue to increase our gross square footage while adding a fewer number of units. During the third quarter

1999, we added 5.6% to our gross square footage, compared to increasing gross square footage by 8.6% for the same period last year. For the calendar year of 1999, we expect to increase our gross square footage by more than 24%. Our management anticipates that future net sales growth will come mostly from square footage growth related to new store openings and expansion of existing stores.

     The comparable store net sales calculation includes sales at the 98 Cent Clearance Center stores, acquired in December 1998, and sales at the Only $One stores, acquired in June 1999. Both acquisitions were accounted for as poolings of interest. The increase in comparable store sales was driven in part by a higher in-stock position of domestic consumable basics.

     Gross Profit. Gross profit increased $20.1 million, or 25.7%. Our gross profit margin (gross profit expressed as a percentage of net sales) decreased to 36.9% in the third quarter of 1999 from 37.1% in the same period in 1998. This decrease occurred mainly because merchandise costs, which include freight costs, were higher, as a percentage of sales, this year compared to last as our merchandise mix included more domestic merchandise than during the third quarter of 1998. Domestics generally carry a higher cost than imported goods. We attribute the change in the our mix year over year to the receipt of a higher quantity of imports than usual in 1998 as we sought to avoid last summer's shipping container shortage.

     The above increase was partially offset by leverage of distribution costs due to the increase in comparable store net sales in third quarter 1999 compared to 1998. Distribution costs were lower because of efficiencies at our two newest distribution centers. The Chesapeake, VA facility, which has been in operation since early 1998, is more mature than a year ago, and the Olive Branch, MS facility, opened in early 1999, was able to service more stores than forecasted.

     A recent increase in our transpacific shipping rates did not have a significant impact on our results for the quarter because of the change in the merchandise mix discussed above. We anticipate that increased foreign freight costs may have a negative impact on gross margin in the fourth quarter when the foreign merchandise received in the third quarter is sold. Our management believes that the impact of these higher rates may be partially offset by leveraging other costs.

     SGA Expenses. Selling, general and administrative (SGA) expenses, excluding depreciation and amortization, increased $12.7 million, or 24.8%. SGA expenses excluding depreciation and amortization decreased to 24.1% as a percentage of net sales for the three months ended September 30, 1999 compared to 24.4% as a percentage of net sales for the three months ended September 30, 1998. This decrease happened primarily because our comparable store net sales allowed us to leverage our fixed costs. Depreciation and amortization increased $1.9 million, to 2.7% as a percentage of net sales in 1999 from 2.5% in 1998. This percentage increase is mainly the result of depreciation related to the new distribution facility in Olive Branch, MS.

     Increases in expenses can have a negative impact on our operating results, especially since we cannot pass on increased expenses to our customers by increasing our merchandise prices. Consequently, our future success will depend in large part on our ability to control costs.

     On November 9, 1999, the US Senate approved a proposal increasing the federal minimum wage by $1.00 an hour in three installments through March 2002. Our management believes that an increase in the minimum wage, if eventually passed into law, could have a significant impact on our payroll costs.

     Operating Income. Our operating income increased $5.5 million or 25.4%. As a percentage of net sales, operating income of 10.2% is consistent with the same period in 1998.

     Interest Expense. Interest expense decreased to $0.8 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998. This decrease was primarily a result of lower levels of debt in 1999 compared to 1998, resulting from a higher cash position throughout the three months ended September 30, 1999.

The Nine Months Ended September 30, 1999 Compared To The Nine Months Ended September 30, 1998

     Net Sales. Net sales increased $149.8 million, or 25.1%, to $745.6 million for the nine months ended September 30, 1999 from $595.8 million for the nine months ended September 30, 1998. We attribute this increase to sales at new stores opened in 1999 and 1998 which are not included in our comparable store net sales calculation and a 4.3% increase in comparable store net sales in the first nine months of 1999.

     During the first nine months of 1999, we added 169 new stores and closed four stores, compared to 179 new stores opened and six stores closed in the first nine months of 1998. We added 19.8% to our gross square footage in the first nine months of both 1999 and 1998.

     Gross Profit. Gross profit increased $56.1 million, or 26.0%. Our gross profit margin increased to 36.5% in the first nine months of 1999 from 36.3% in the same period in 1998. If you exclude merger related costs otherwise included in cost of sales (primarily related to merchandise markdowns), then the gross profit margin increased to 36.6%. This increase occurred mainly because certain costs as a percentage of sales declined:

     - Our inventory shrinkage decreased, mainly because of lower shrinkage in our distribution centers and improved inventory controls at our acquired stores. This decrease may not continue in future periods.

     - Our distribution costs were lower due to efficiencies at our two newest distribution centers as discussed above.

     These decreased costs more than offset a slight increase in merchandise costs, which include freight costs, for the nine months. The year-to-date increase in the merchandise costs was impacted by the factors discussed above.

     SGA Expenses. SGA expenses, excluding depreciation and amortization, increased $35.7 million, or 24.3%, in the first nine months of 1999. As a percentage of net sales, SGA expenses decreased to 24.5% for the nine months ended September 30, 1999 compared to 24.6% for the same period of 1998. If you exclude merger related expenses, SGA expenses decreased to 24.4% for the first nine months of 1999 from 24.6% during the same period in 1998. This decrease happened primarily because our year-to-date comparable store net sales allowed us to leverage our fixed costs. Depreciation and amortization increased $5.7 million, to 2.7% as a percentage of net sales in 1999 from 2.4% in 1998. This percentage increase is mainly the result of depreciation related to the new distribution facility in Olive Branch, MS.

     Operating Income. Our operating income increased $14.7 million or 26.9%. As a percentage of net sales, operating income increased to 9.3% in the first nine months of 1999 from 9.2% in the same period in 1998. If you exclude merger related costs and expenses, operating income increased to $70.6 million in 1999 from $54.8 million in 1998 and increased as a percentage of net sales to 9.5% from 9.2%. These increases were attributable to the factors discussed above.

     Interest Expense. Interest expense decreased to $1.9 million in the first nine months of 1999 from $3.3 million in the first nine months of 1998. This decrease was primarily a result of lower levels of debt in 1999 compared to 1998, resulting from a higher cash position throughout the nine months ended September 30, 1999.

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

     The following table compares certain cash-related information for the nine months ended September 30, 1999 and 1998:

                                               Nine Months Ended June 30,
                                                1999               1998
                                                ----               ----
                                                     (in millions)
Net cash provided by (used in):
         Operating activities............     $(47.3)             $(65.6)
         Investing activities............      (36.3)              (38.7)
         Financing activities............       28.1                66.0

     Cash used in operating activities is generally expended to build inventory levels.

     Cash used in investing activities was used primarily to open new stores.

     Cash provided by financing activities was obtained from the following:

     -    in 1999, $21.6 million from a sale-leaseback transaction,

     - in 1998, net borrowings under our bank facility used to fund our seasonal working capital needs,

     -    the exercise of stock options in both years, and

     - in 1999, the issuance of an additional $2.5 million in callable bonds related to the construction of the Olive Branch distribution facility.

     At September 30, 1999, our borrowings under our bank facility, senior notes and bonds were $49.0 million and we had an additional $135.0 million available through our bank facility. Of the amount available, approximately $28.0 million was committed to letters of credit issued for the routine purchase of foreign merchandise.

     During June 1999, we entered into an $18.0 million operating lease agreement to finance the construction of a new distribution center in Stockton, California. This facility will replace the leased distribution center located in the Sacramento, California area. The new facility is scheduled to be operational in the first quarter of 2000. We are liable for rent and pass-through costs under the Sacramento lease until June 2008, at a current annual cost of approximately $512,000. Although we expect to be able to sublease the Sacramento facility, there is no assurance that an acceptable sublease will be secured.

     On September 30, 1999, we sold some of our retail store leasehold improvements to an unrelated third party and leased them back for seven years. We have an option to repurchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. This transaction is treated as a financing arrangement. The total amount of the capital lease obligation is $29.0 million. We are required to make monthly lease payments of $438,000 in years one through five and $638,000 in years six and seven. As a result of the transaction, we received net cash of $20.9 million and an $8.1 million 11% note receivable which matures in September 2006.

Year 2000 Compliance

     We use a large number of computer software programs throughout our entire organization, such as purchasing, distribution, retail store management, financial business systems and various administrative functions. We developed some of these programs in-house and bought others from vendors.

     We have evaluated and adjusted all known date-sensitive systems and equipment for Year 2000 compliance. We define Year 2000 compliance to mean that a given system continues to function appropriately after December 31, 1999, with no significant business interruption. We divided our Year 2000 project into four phases:

     -    inventory and initial assessment,

     -    remediation and testing,

     -    implementation and re-testing, and

     -    contingency planning.

     All phases of the Year 2000 project are complete and include both information technology systems, such as computer equipment and software, as well as non-information technology equipment, such as warehouse conveyor systems. We will continue to monitor and test our systems to ensure ongoing compliance.

     Our plan provided for internal compliance of mission-critical systems by mid-1999. While no one can offer a realistic guarantee that there won't be any business disruptions, we believe that all of our internal systems, including all mission-critical systems, are currently Year 2000 compliant. Some programs and equipment were replaced beginning in late 1998 by routine upgrades which provided numerous system enhancements. These replacement programs and equipment are Year 2000 compliant. The upgrades were previously planned and were not accelerated due to Year 2000 issues. We have not deferred any information technology projects to address the Year 2000 issue.

     We have relied primarily on internal resources to identify, correct or reprogram and test systems for Year 2000 compliance. To date, we have spent less than $150,000 in modifying our systems for the Year 2000; the total costs of modifying our current systems, as well as the possible implementation of contingency plans, are not expected to exceed $275,000. These costs are not expected to have a material adverse effect on our financial condition and results of operations in future periods.

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

     At the end of 1999, we expect to have adequate inventory on-hand, either in our distribution centers, in our retail stores or on the water, to support our sales in early 2000. We also believe that our overall merchandise flow is flexible enough to absorb minor delays given the relatively longer lead times for imported goods. Therefore, we have not established a formal contingency plan for acquiring and receiving merchandise in the event Year 2000 issues cause disruptions in our procurement of merchandise.

     Although we anticipate that minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with store locations, customs delays, loss of electric power, and the inability to process transactions or engage in similar normal business activities. In addition, the United States and other world economies could witness unusual purchasing patterns or other disruptions if large numbers of consumers believe interruptions in power, communications, water or food supplies are likely, regardless of the actual risks. Any such disruptions could affect our business operations. With the completion of the assessment, implementation and testing phases of our plan, we analyzed reasonably likely worst-case scenarios in order to establish appropriate contingency plans. We have established contingency plans for all mission critical systems even though testing indicates that they are compliant.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During April 1999, as a result of the favorable interest rate environment, we entered into an interest rate swap agreement that converts a portion of our variable rate debt to a fixed rate and reduces our exposure to interest rate fluctuations. Under this agreement, we pay interest to the bank which provided the swap at a fixed rate of 5.53%. In exchange, the bank pays us at a variable interest rate which is similar to the rate under the callable bonds and was 5.45% at September 30, 1999. The variable interest rate is set monthly. The swap is for the entire amount outstanding under our callable bonds, which was $19.0 million at September 30, 1999, and is effective through April 1, 2009.

     On November 1, 1999, we entered into an agreement to amend the terms of the interest rate swap. As a result, we will pay interest to the bank at a fixed rate of 4.99%, instead of 5.53%. Also, no payments are made by either party under the swap for monthly periods in which the variable interest rate is greater than 8.28%. The agreement entered into in April allowed the bank to cancel the swap on April 1, 2006; however, the new agreement does not allow the bank to cancel the swap at any time.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     We previously reported in our 1998 Annual Report on Form 10-K a dispute involving Michael and Pamela Alper and a corporation they control. No litigation is currently pending against us in this matter.

     We recalled 155,000 retractable dog leashes which allegedly caused several personal injuries, as previously reported in our 1998 Annual Report on Form 10-K. Management does not believe the Company will suffer any uninsured loss in this matter.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following documents are filed herewith:

     10.1 Master Lease Agreement between DTS Properties, Inc. and Dollar Tree Stores, Inc., dated September 30, 1999. (Confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

     10.2 Purchase and Sale Agreement by and between Dollar Tree Stores, Inc. and DTS Properties, Inc., dated September 30, 1999.

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the third quarter of 1999:

     1. Report on Form 8-K, filed July 22, 1999, included a press release regarding earnings for the quarter ended June 30, 1999. It also included quarterly financial data for the years 1998 and 1999 which has been restated on a combined basis to account for the pooling of interests between Dollar Tree Stores, Inc. and the operator of 24 Only $One stores.

     2. Report on Form 8-K, filed August 18, 1999, included 30 days of post-merger combined financial results for the month ended July 31, 1999 which reflected the merger between Dollar Tree Stores, Inc. and Tehan's Merchandising, Inc. on June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 12, 1999

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