Form 10-K
period 1999-12-31
DOLLAR TREE STORES INC
filed 2000-03-17
CIK 935703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999


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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 10, 2000 was $2,009,327,616 based on a $40.844 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     On March 10, 2000 there were 62,248,562 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for in Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 25, 2000, which will be filed with the Securities and Exchange Commission not later than April 30, 2000.

                            DOLLAR TREE STORES, INC.
                               TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1.     BUSINESS.........................................................4

Item 2.     PROPERTIES.......................................................9

Item 3.     LEGAL PROCEEDINGS...............................................10

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............10

                                    PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................11

Item 6.     SELECTED FINANCIAL DATA.........................................11

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................14

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......21

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................23

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................41


                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............41

Item 11.    EXECUTIVE COMPENSATION..........................................41

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT................................................41

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................41


                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K...................................................41

            SIGNATURES......................................................42

A  WARNING   ABOUT  FORWARD   LOOKING   STATEMENTS:   This   document   contains
"forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view" or "estimate." For example, our forward-looking statements include statements regarding:


     o our anticipated comparable store net sales and the impact of our growth on total sales;

     o our future operating costs such as wages and landlord costs (including rents and our ability to sublease our former distribution centers);

     o    the availability and cost of merchandise, including shipping costs;

     o    the reliability  and stability of our sources of supply,  particularly
          China;

     o our growth strategy, including store openings and remodeling plans and entering new markets;

     o    the planned opening and performance of distribution centers;

     o    the anticipated consequences of the Year 2000 issue; and

     o our expectations regarding competition, the overall retail environment and domestic and international economies.

     These   forward-looking   statements   are  subject  to   numerous   risks,
uncertainties and assumptions potentially affecting Dollar Tree, including the factors described in this annual report under the headings "Business," "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the factors listed under "Risk Factors" in our most recent prospectus. They include, among other things:

     o possible difficulties in meeting our expansion goals on a profitable basis, including anticipated store openings and expansions;

     o adverse economic factors and increases in costs, including possible increases in shipping rates, wage levels and inflation and interest rates;

     o risks relating to our dependence on imports and vulnerability to import tariffs and restrictions, particularly those regarding China;

     o    potentially   limited    availability   of   low-cost,    high-quality
          merchandise;

     o possible difficulties in achieving our sales goals due to the effect of expansion, seasonal sales fluctuations, the development of our larger format stores and changes in merchandise mix;

     o the capacity and the performance of our distribution system and its ability to cope with our expansion plans; and

     o    increasing competition in the discount retail market.

     Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report or our most recent prospectus could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

     Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We also have a policy against issuing financial forecasts or projections or confirming those issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

     INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.

                                     PART I


Item 1.  BUSINESS

Overview

     Dollar Tree was started in 1986 by Macon Brock, our President and Chief Executive Officer, Doug Perry, our Chairman, and Ray Compton, our Executive Vice President. We are the leading operator of discount variety stores offering merchandise at a fixed price point of $1.00 or less. We operate over 1,383 stores in 33 states and have added over 200 stores in each of the last two years.

     Our stores successfully operate in major metropolitan areas, mid-sized cities and small towns with populations under 25,000 and perform well in a variety of locations. We have traditionally opened stores generally between 3,500 and 6,000 total square feet in size, stocking a wide assortment of products in many traditional variety store categories. During 1998, we began testing larger stores in the 7,000 to 10,000 total square foot range, which provides us the opportunity to target prime locations with the larger store size. In 2000, we will open stores generally in the 5,000 to 12,000 total square foot range.

     In December 1998, we merged with 98 Cent Clearance Center, adding 66 stores located in northern and central California and Nevada to our chain. In June 1999, we merged with Only $One, adding 24 stores to our chain in central and upstate New York. These stores average 10,000 to 12,000 total square feet.

Business Strategy

     We are the leader in the $1.00 price point segment of the discount retail industry. Factors contributing to our success include:

     Value Offering. We strive to exceed customers' expectations of the variety and quality of products that can be purchased for $1.00. Many of the items we sell for $1.00 are typically sold for higher prices elsewhere. We purchase a substantial portion of our products directly from foreign manufacturers, allowing us to pass on additional value to the customer. In addition, direct relationships with both domestic and foreign manufacturers permit us to select a broad product range, customize packaging and frequently obtain larger product sizes and higher package quantities.

     Convenient, Highly Visible Store Locations. We locate our stores close to where we believe our core customer resides. Although our customer tends to be a female with children in a middle income household, we attract customers from all demographic ranges, including low and high income households. We believe that bright lighting and the store's "curb appeal" attract new customers, as well as our repeat customers, and enhance our image as both a destination and impulse, treasure hunt store.

     Strong and Consistent Store Level Economics. Since 1994, stores opened under the Dollar Tree name have been profitable within the first full year of operation. Our stores, whose first full year of operation was 1999, have an average store level operating income of approximately $195,000 (approximately 22% of net sales).

     Cost Control. Given our fixed $1.00 price structure, we must monitor expenses, inventory levels and operating margins to be successful. We closely manage both retail inventory shrinkage and retail markdowns of inventory, limiting each to an average of not more than 2.5% of annual net sales over the last five years. In the past five years, excluding merger related items, we have kept our gross profit margins in the 35.9% to 37.7% range and increased our operating income margin from 10.8% to 13.6%.

Growth Strategy

     For the five years ended December 31, 1999, net sales increased at a compound annual growth rate of 33.2% and operating income, excluding merger related items, increased at a compound annual growth rate of 41.2%. Future sales growth will come primarily from new store openings and, to a lesser degree, sales increases from expanded and relocated stores and comparable store net sales increases. We anticipate expanding by approximately 225 to 235 stores in 2000. While a portion of our store openings in 2000 are planned to occur in the West, our store openings continue to be concentrated within our existing eastern markets to take advantage of market opportunities, distribution efficiencies and field management efficiencies. We also plan to selectively enter new markets.

     We plan to increase our store expansion and relocation program. In 1999, we expanded or relocated 59 stores and, in 2000, we plan to expand or relocate approximately 100 additional stores. We target existing stores for expansion based on the current sales per square foot and changes in market opportunities.

     Our growth strategy includes the opening of new distribution centers and the expansion or replacement of existing distribution centers. We currently operate four distribution centers. Two of these can be physically expanded--the facilities in Olive Branch, Mississippi and Stockton, California. In addition, the Stockton facility can be fully automated when the store demand requires. We are currently constructing a new 600,000 square foot, leased, automated distribution facility in Savannah, Georgia which we expect to begin operating during the first quarter of 2001. See more information on distribution centers in "Merchandise Receiving and Distribution" on page 7.

     We have experienced significant sales growth over the last five years. Managing our growth has become more complex because we are now operating in 33 states from coast to coast. Our sales growth depends on our ability to aggressively and steadily add stores and store support systems in a profitable and efficient manner. Management believes that we are well positioned to accomplish these tasks, but we may not achieve our targets for opening new stores, and we may not expand profitably and efficiently. As we expand, we will face challenges that may be difficult to manage, and others that may be entirely controlled by outside economic factors. We must supply an increasing number of stores with the proper mix and amount of merchandise. This will require hiring an increasing number of qualified employees, opening suitable store sites, and expanding and upgrading our distribution centers and internal store support systems. Failure to achieve these goals in a timely and economical manner could have a material adverse effect on our business and results of operations.

     In the past four years, we have made three large acquisitions and a number of smaller acquisitions which added 239 stores. Our acquisition strategy has been to target companies with a similar single price point concept that have shown success in operations or provide some strategic advantage. We look for opportunities to leverage our management expertise in merchandise procurement, logistics, management information systems, and in managing growth thereby significantly improving the acquired company. Reviewing the operating strategies of the acquired companies has also enabled us to improve our operations. Although we do not have any current plans regarding potential acquisitions, we continuously evaluate opportunities in our retail sector.

     Inherent in our growth strategy is the constant evaluation of our infrastructure needs in people, processes and systems. Over the past three years, we have:

     o    increased our efforts in recruiting and training;

     o    improved human resource and merchandising functions;

     o    added buying and real estate infrastructure; and

     o    increased our top management expertise.

     During this period of growth, we feel we have made appropriate investments while containing costs and improving operating margins. We will continue making future investments to improve our supply chain and decision making processes in order to achieve our target growth rate.

Site Selection and Store Locations

     We maintain a disciplined, cost-sensitive approach to store site selection, favoring strip centers and selected enclosed malls. In the last five years, we have opened primarily strip center based stores. These stores have required lower initial capital investment and generated higher operating margins than mall stores. We prefer opening new stores in strip center locations anchored by strong mass merchandisers such as Wal-Mart, Kmart and Target, whose target customers are similar to ours. We also open stores in neighborhood centers anchored by large grocery retailers. Our stores have been successful in major metropolitan areas, mid-sized cities and small towns. We believe that our stores have a relatively small shopping radius, which allows us to concentrate multiple stores in a single market profitably. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

     The size of our stores has evolved over time from a predominantly mall-based store, averaging 2,500 to 3,000 total square feet, in the late 1980's, to a predominantly strip shopping center based store of approximately 4,500 to 5,000 total square feet in more recent years. In the past two years, we have opened larger size stores, primarily in the 7,000 to 10,000 total square foot range. The range of store sizes provides us with an important opportunity to target a particular location with the appropriate store size. Although we characterize a 7,000 square foot store as "larger," these stores are still regarded as "small box" retailing within the discount retail industry. Our management does not view these stores as a departure from our core business.

     Including stores added by merger or acquisition, approximately 10% of our store base at the end of 1999 is greater than 7,000 total square feet per store. We expect to open 90 to 100 of these larger stores during 2000, primarily in the 8,000 to 12,000 total square foot range. For more information on retail locations and retail store leases, see "Properties" on page 9.

Merchandising and Store Format

     We offer a wide assortment of products which exceed customer expectations of the value available for $1.00 by:

     o providing a balanced mix of everyday core products and changing selections in traditional variety store categories;

     o    maintaining a disciplined, global purchasing program; and

     o    emphasizing the effective display of merchandise in our stores.

     Merchandise Mix. Our stores offer a well stocked selection of core and changing products within traditional variety store categories. These categories include housewares, candy and food, seasonal goods, health and beauty care, toys, party goods, gifts, stationery and other consumer items. The actual items and brands offered at any one time will vary. We have a core selection of consumable products (such as household chemicals, paper and plastics, candy and food, and health and beauty care) which we target to have in stock at our stores continuously. These products are generally available year-round in our distribution facilities for stores to reorder as needed. Our larger stores carry more consumable products than our smaller stores, particularly food and health and beauty care products. Because of the added space in the large stores, we can also display a larger selection of certain items.

     We sell seasonal and impulse items and, to a limited extent, selected closeout merchandise to add variety and freshness to our core products. Seasonal goods include Easter gifts, summer toys, back-to-school products and Christmas wrapping paper. When the opportunity arises, we offer closeout merchandise, whose value creates an exciting shopping experience for our customers. However, in order to maintain our disciplined approach to merchandising, we limit closeout merchandise to less than 20% of our purchases. We also sell lower priced, private label goods, which are comparable to national name brands.

     Purchasing. Our excellent supplier relationships, as well as our substantial buying power at the $1.00 price point, contribute to our successful purchasing strategy. We offer real product value to our customers that they recognize and appreciate. At the same time, we establish disciplined, targeted merchandise margin goals.

     We purchase merchandise from a large number of vendors, including manufacturers, trading companies and brokers. No vendor accounted for more than 10% of total merchandise purchased in any of the last five years. New vendors are used frequently to offer competitive, yet varied, product selection and high levels of value.

     We buy product on an order-by-order basis and have no long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. Management believes that an adequate supply of quality merchandise suited to a $1.00 sales price will continue to be available.

     Imports. Merchandise imported directly from overseas manufacturers and agents accounts for approximately 40% to 45% of total purchases at retail. China is the primary source for our import merchandise. In addition, our management believes that a small portion of the non-consumable goods that we purchase from domestic vendors is imported. While we do not expect to significantly increase imports as a percentage of our merchandise, our future success depends on the continuing availability of imported merchandise at favorable costs.

     Chinese goods imported into the United States currently enjoy favorable duties because the United States grants China normal trade relations, formerly called "most favored nation" status. Under a 1974 law, China's favorable trade status is reviewed on an annual basis and is currently extended through July 2, 2000. In November 1999, the United States and China finalized an agreement concerning China's future membership in the World Trade Organization. President Clinton has asked Congress to remove normal trade relations with China from annual review. However, there continues to be significant political opposition to the permanent extension of normal trade relations with China. The opposition stems from a variety of issues, including China's trade surplus with the United States, its failure to open its markets adequately to U.S. businesses, its relations with Taiwan, its human rights record and its acquisition and sale of weapons and sensitive technology. Failure to renew normal trade relations could have a material adverse effect on our business and results of operations. For example, administration officials testified in June 1999 that ending normal trade relations with China would raise tariffs on Chinese products from their current overall trade-weighted average of 4% to an estimated 44%. Depending on the extent of tariffs and the nature of goods affected, such an increase could impose significantly higher purchasing costs on our company.

     Even if normal trade relations do become permanent, the United States could also impose punitive trade sanctions on Chinese goods for a variety of reasons. In 1995, the United States threatened to impose punitive trade tariffs on certain categories of Chinese goods in response to China's failure to protect the intellectual property of U.S. businesses. The November 1999 agreement between the United States and China permits punitive tariffs and other tariffs designed to reduce market disruptions because of a large increase in Chinese imports. Although no punitive import duties are currently imposed, these duties could equal as much as 100% of the cost of certain Chinese goods. Imposition of trade restrictions, such as punitive tariffs or duties, could impose significantly higher purchasing costs on us, depending on which goods might be affected.

     While imported goods are less expensive than domestic goods and have contributed significantly to our historically favorable profit margins, importing presents significant risks. For example, the flow of imported goods could be interrupted, or the cost of purchasing or shipping foreign merchandise could increase. In the event Chinese or other imported merchandise becomes more expensive or unavailable, we believe we could find alternative sources of supply. However, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources could also be of lesser quality and more expensive than those we currently import. As a result, a disruption in the flow of imported merchandise or an increase in the cost of those goods could have a material adverse effect on our business and results of operations.

     Visual Merchandising. The presentation and display of merchandise in our stores is critical to communicating value and excitement to our customers. Our stores are attractively designed. They create an inviting atmosphere for shoppers by using bright lighting, vibrant colors, uniform decorative signs, carpeting and background music. Our merchandise fixtures include gondola shelving, slat walls, bins, and adjustable gift displays, allowing us the flexibility to rearrange merchandise to feature seasonal products. Some of these fixtures have been specifically designed for us, such as the customized shelf display promoting our polyresin and porcelain gift products. Our field merchandising group, including regional merchandise managers and store display coordinators, maintains a consistent visual presentation of merchandise throughout our chain of stores. We rely on attractive exterior signs and in-store merchandising for our advertising. We generally do not use other forms of advertising, except when promoting the opening of a new store.

     The wide variety, value and freshness of our merchandise together with the lively appearance of the store create an exciting shopping experience for our customers. These unique features result in high store traffic, high sales volume and an environment which encourages impulse purchases. Credit and debit cards are accepted at a select number of stores and checks are accepted at all stores.

     During 1999, we converted the 98 Cent Clearance Center stores to more closely resemble existing Dollar Tree stores, including changing the store name to Dollar Tree. During the first quarter of 2000, we will convert most of the 24 Only $One stores added in 1999. These conversions will include installing new checkouts and display fixtures and improving store layouts and merchandise displays at all Only $One stores and changing the name from Only $One to Dollar Tree at select stores.

Merchandise Receiving And Distribution

     Merchandise receiving and distribution are managed centrally from our corporate headquarters, located on the same site as our Chesapeake, Virginia distribution center. Maintaining a strong receiving and distribution system is critical to our expansion and ability to maintain a low cost operating structure.

     Substantially all of our inventory is shipped or picked up directly from suppliers and delivered to our distribution centers, where the inventory is processed and then distributed to our stores. The majority of our inventory is delivered to the stores by contract carriers. Stores receive weekly shipments of merchandise from distribution centers based on their anticipated inventory requirements for that week. We also make semi-weekly deliveries to certain high volume stores and during the busy Christmas season.

     Our distribution center capacity allows us to receive manufacturers' early shipment discounts and buy large quantities of goods at favorable prices. In addition, during the past several years we have used off-site facilities to accommodate large receipts of seasonal merchandise. For more information on distribution centers, see "Properties" on page 9.

Competition

     The retail industry is highly competitive. Our competitors include mass merchandisers (such as Wal-Mart), discount stores (such as Dollar General), closeout stores (such as Odd Lots and Big Lots) and other variety stores. In past years, other single price point retailers have not been significant competitors. However, we expect that our expansion plans as well as the expansion plans of other single price point retailers such as 99 Cents Only Stores based in Southern California and Dollar Express based in Philadelphia, Pennsylvania will bring us increasingly into direct competition. Increased competition may have a material adverse effect on our business, comparable store net sales and results of operations.

Trademarks

     We are the owners of Federal service mark registrations for "Dollar Tree," the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price . . . One Dollar." A small number of our stores operate under the name "Only One Dollar," for which we have not obtained a service mark registration; if we were required to change the name of these stores, we do not believe that this would have a material adverse effect on our business. We also own a concurrent use registration for "Dollar Bill$" and the related logo. During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks
"Everything's $1.00 We Mean Everything" and "Everything's $1.00," the registration of which is pending, and "The Dollar Store." In 1998, with the acquisition of 98 Cent Clearance Center, we became the owner of additional Federal service mark registrations which include "98 Cent Clearance Centers" and "98 Cent Clearance Centers" together with the related design. In 1999, with the acquisition of the Only $One stores, we became the owner of additional Federal service mark registrations which include Only One $1 stylized "Only $One" together with the related design. We also occasionally use various private labels under which we market products, although management believes that these brand names are not material to our operations.

Seasonality

     Dollar Tree has historically experienced and expects to continue to experience seasonal fluctuations in its net sales, operating income and net income. See "Management's Discussion and Analysis--Seasonality and Quarterly Fluctuations" on page 20.

Employees

     We employed approximately 5,000 full-time and 13,000 part-time associates on December 31, 1999. The number of part-time associates fluctuates depending on seasonal needs. None of our associates are currently represented by a labor union. The Teamsters have attempted to organize our associates at our Chesapeake and Chicago distribution centers on several occasions, and we expect them to do so in the future. We consider our relationship with associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

Item 2.  PROPERTIES

     As of December 31, 1999, we operated 1,383 stores in 33 states. The following table presents a summary of our historical unit growth by region over the past three years (number represents stores open as of the date indicated):

                                                    December 31,
                                      ---------------------------------------
                                      1999              1998             1997
                                      ----              ----             ----

     Southeast....................     466               415              351
     Midwest......................     362               309              256
     Mid-Atlantic.................     258               230              196
     Southcentral.................     121                68               47
     Northeast ...................      99                91               57
     West.........................      77                66               59
                                     -----             -----            -----

      Total.......................   1,383             1,179              966
                                     =====             =====            =====

     Of the 1,383 stores open at December 31, 1999, the majority are located in the Southeastern and Midwestern regions of the United States. We anticipate expanding by approximately 225 to 235 stores in 2000.

     We currently lease all of our existing store locations and expect that our policy of leasing rather than owning stores will continue as we expand. Our leases typically provide for a short initial lease term and give us the option to extend. Management believes that this lease strategy enhances our flexibility to pursue various expansion and relocation opportunities resulting from changing market conditions. Our ability to open new stores is contingent upon:

     o finding, signing leases for, building-out improvements for and opening suitable store sites on a timely basis and on favorable economic terms, including both in new geographic markets, where we have limited or no experience, and in our established geographic markets, where new stores may draw sales away from our existing stores; and

     o hiring, training and retaining an increasing number of qualified employees at affordable rates of compensation.

     As current leases expire, we believe that we will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, we have not experienced difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. We may have violated prohibitions against a change in control of Dollar Tree in a minority of our leases. Many of our leases contain provisions with which we do not comply, including provisions requiring us to advertise or insure store property, prohibiting us from operating another store within a specified radius and restricting the sale of leasehold improvements. We believe that the violation of these provisions will not have a material adverse effect on our business or financial position because we maintain good relations with our landlords, and we are a valued tenant. Most of our leases are at market rents, and we have historically been able to secure leases for suitable locations.

     The following table includes information about the distribution centers that we currently operate. We believe our existing distribution centers can support a total of approximately $1.7 billion in sales. The table shows the location of those distribution centers; whether we own the facility or lease it, and, if leased, when the lease expires; and the overall size in square feet of the facility.

                                                                       Size in
Location                        Own/Lease       Lease Expires        Square Feet
--------                        ---------       -------------        -----------
Chesapeake, Virginia               Own               N/A               400,000

Olive Branch, Mississippi          Own               N/A               425,000

Chicago, Illinois area            Lease        June 2005, with         250,000
                                               options to renew

Stockton, California              Lease        June 2004, with         317,000
                                               options to renew

     We have also signed a contract to lease a 600,000 square foot distribution center being constructed in Savannah, Georgia. We believe this facility, along with our existing distribution centers, will support sales of more than $2 billion. We expect this distribution center to be operational in the first quarter of 2001 and its lease expires in January 2005 with options to renew.

     The Chesapeake and Olive Branch distribution centers contain, and the Savannah distribution center will contain, advanced materials handling technologies, including an automated conveyor and sorting system, radio-frequency inventory tracking equipment and specialized information systems. The Chicago and Stockton distribution centers are not automated, but the Stockton distribution center is designed to allow for future automation.

     Our Store Support Center in Chesapeake was built in 1997 to replace our original location in Norfolk, Virginia. The lease on our former Norfolk location expires in December 2009 and the facility has been subleased through February 2008. The distribution center in Olive Branch became operational in January 1999 and replaced a former location in Memphis, Tennessee. The lease on our former Memphis distribution center expires in September 2005; this facility is currently subleased through December 2000. The distribution center in Stockton became operational in January 2000 and replaced a former location in the Sacramento, California area. The lease on our former Sacramento distribution center expires in June 2008; we hope to sublease this facility in the future. See "Management's Discussion and Analysis--Inflation and Other Economic Factors" on page 20.


Item 3.  LEGAL PROCEEDINGS

     Alper Lawsuit. On January 31, 1996, we bought all of the capital stock of Dollar Bills, Inc. pursuant to a stock purchase agreement. In March and April 1996, Michael and Pamela Alper, former shareholders of Dollar Bills, together with a corporation they control, filed lawsuits in the state and federal courts in Illinois against our company and one of our employees, relating to the Dollar Bills transaction. The lawsuits sought to recover compensatory damages of not less than $10.0 million, punitive damages, attorney's fees and other relief. The plaintiffs claimed contract violations, fraud, misrepresentation and other violations in connection with our purchase of the wholesale operations which were owned by Dollar Bills and are currently operated by Dollar Tree. Plaintiffs subsequently dismissed their suit in state court voluntarily. On November 26, 1996, the federal court dismissed all counts of the plaintiffs' lawsuit against us and the co-defendant. Plaintiffs' federal securities and federal antitrust claims against us were dismissed with prejudice and the state claims were dismissed without prejudice. No litigation is currently pending against us in this matter. However, in light of the history of this dispute, the Alpers may attempt to refile their state law claims in the future. We believe that the ultimate outcome of this matter will not have a material adverse effect on our financial condition or results of operations. Nevertheless, there can be no assurance regarding the ultimate outcome of any future litigation, and any such litigation may have a material adverse effect on our financial condition or results of operations.

     Consumer Products Liability. We recalled (in cooperation with the Consumer Products Safety Commission) approximately 155,000 retractable dog leashes which we sold between November 1997 and January 1998. We learned of several minor injuries involving the leashes, and one leash allegedly caused a serious personal injury in January 1998. Our insurer settled with that individual in 1999 at no cost to Dollar Tree. Management does not believe that potential claims arising from product injuries will have a material adverse effect on us. However, we can give no assurance that additional serious injuries from products we have sold will not occur in the future.

     Additional Disputes. We are also defendants to ordinary routine litigation and proceedings incidental to our business, including certain matters which may occasionally be asserted by the Consumer Products Safety Commission. We are currently in the process of recalling three products. We do not believe that any of these additional matters are individually or in the aggregate material to the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our 1999 calendar year.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Dollar Tree's common stock has been traded on The Nasdaq Stock Market(R) under the symbol "DLTR" since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated, restated to reflect a 3-for-2 stock split effected as a stock dividend in June 1998.

            1999:                                      High          Low
            -----                                      ----          ---
         First Quarter...........................    $ 49.250     $ 30.750
         Second Quarter..........................      44.000       28.750
         Third Quarter...........................      46.500       32.500
         Fourth Quarter..........................      52.250       34.500

            1998:
            -----
         First Quarter...........................    $ 36.083     $ 23.000
         Second Quarter..........................      41.917       33.417
         Third Quarter...........................      49.500       27.875
         Fourth Quarter..........................      48.750       23.750

     On March 10, 2000, the last reported sale price for our common stock as quoted by Nasdaq was $40.063 per share. As of March 10, 2000, we had approximately 460 shareholders of record.

     We anticipate that all of our income in the foreseeable future will be retained for the development and expansion of our business and the repayment of indebtedness. Management does not anticipate paying dividends on our common stock in the foreseeable future. Additionally, our credit facilities contain financial covenants which restrict our ability to pay dividends.

Item 6.  SELECTED FINANCIAL DATA

     This section of our report presents our selected financial data for the last five years. This information is different from the information reported in the table in our 1998 Annual Report on Form 10-K because we merged with Only $One during 1999. We accounted for the merger as a pooling of interests, which required us to combine the financial statements of Dollar Tree with those of Only $One, retroactively.

     The selected income statement and balance sheet items for December 31, 1999, 1998 and 1997 come from our consolidated financial statements that have been audited by our independent certified public accountants. This information should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information found elsewhere in this report.


                                                                          Year Ended December 31,
                                                      --------------------------------------------------------------
                                                        1999         1998(1)      1997(1)     1996(1,2)    1995(1,3)
                                                        ----         -------      -------     ---------    ---------
                                                                (In thousands, except store, per share data
                                                                         and sales per square foot)
Income Statement Data:
Net sales.........................................    $1,197,960     $944,122     $745,590     $577,440     $366,842
Cost of sales.....................................       746,463      589,080      474,612      369,701      235,117
Merger related costs (4) .........................           443        1,301          -            -            -
                                                       ---------     --------      -------      -------      -------
   Gross profit...................................       451,054      353,741      270,978      207,739      131,725
Selling, general and administrative expenses:
   Operating expenses.............................       259,917      208,782      169,792      131,682       85,880
   Merger related expenses (4) ...................           607        4,024          -            -            -
   Depreciation and amortization..................        28,117       20,518       14,523       11,497        6,164
                                                       ---------      -------      -------      -------      -------
     Total........................................       288,641      233,324      184,315      143,179       92,044
                                                       ---------      -------      -------      -------      -------
Operating income..................................       162,413      120,417       86,663       64,560       39,681
Interest income...................................         1,717          596          145          108           60
Interest expense..................................        (4,522)      (4,927)      (3,554)      (5,712)      (3,029)
                                                       ---------      -------      -------      -------      -------
Income before income taxes........................       159,608      116,086       83,254       58,956       36,712
Provision for income taxes........................        61,090       44,533       31,295       22,249       13,392
                                                       ---------      -------      -------      -------      -------
Net income........................................    $   98,518     $ 71,553     $ 51,959     $ 36,707     $ 23,320
                                                       =========      =======      =======      =======      =======

Income Per Share Data (5):
   Basic net income per share.....................    $     1.59     $   1.17     $   0.86     $   0.62     $   0.40
                                                       =========      =======      =======      =======      =======
   Diluted net income per share...................    $     1.45     $   1.06     $   0.78     $   0.56     $   0.37
                                                       =========      =======      =======      =======      =======

Pro Forma Income Data (6):
   Pro forma net income...........................    $   98,013     $ 70,528     $ 51,177     $ 36,184     $ 22,853
                                                       =========      =======      =======      =======      =======
   Pro forma basic income per share...............    $     1.58     $   1.15     $   0.84     $   0.61     $   0.39
                                                       =========      =======      =======      =======      =======
   Pro forma diluted income per share.............    $     1.44     $   1.04     $   0.76     $   0.55     $   0.36
                                                       =========      =======      =======      =======      =======

Weighted average number of common shares
  outstanding, in thousands ......................        61,839       61,185       60,714       59,436       58,008
                                                       =========      =======      =======      =======      =======
Weighted average number of common shares and
   dilutive potential common shares outstanding,
   in thousands ..................................        68,135       67,626       66,982       65,495       63,641
                                                       =========      =======      =======      =======      =======

Selected Operating Data:
Number of stores open at end of period (7)........         1,383        1,179          966          801          552
Total gross square footage (7)....................         6,675        5,376        4,218        3,319        2,063
Net sales growth..................................         26.9%        26.6%        29.1%        57.4%        28.5%
Comparable store net sales increase (8) ..........          5.6%         6.8%         7.5%         5.6%         6.4%
Net sales per store (9) ..........................    $      920     $    879     $    826     $    758     $    721
Net sales per square foot (9).....................    $      198     $    200     $    199     $    201     $    195


                                                                               As of December 31,
                                                         -----------------------------------------------------------
                                                           1999         1998         1997         1996        1995
                                                           ----         ----         ----         ----        ----
Balance Sheet Data:
Working capital...................................    $  219,545     $114,182     $ 65,313     $ 26,897     $ 33,025
Total assets......................................       571,128      405,187      306,698      198,650      110,269
Total debt........................................        82,058       49,426       41,166       13,039       19,836
Shareholders' equity..............................       360,971      248,816      164,357      108,071       43,628




(1) We merged with 98 Cent Clearance Center during 1998 in a transaction accounted for as a pooling of interests. The following table identifies the reporting periods that have been combined:


                 Historical Fiscal Period                    Currently Reported
         Dollar Tree            98 Cent Clearance Center       Combined Period
         -----------            ------------------------       ---------------
Jan. 1, 1998-Dec. 31, 1998    Jan. 26, 1998-Dec. 31, 1998    Calendar Year 1998

Jan. 1, 1997-Dec. 31, 1997    Jan. 27, 1997-Jan. 25, 1998    Calendar Year 1997

Jan. 1, 1996-Dec. 31, 1996    Jan. 29, 1996-Jan. 26, 1997    Calendar Year 1996

Jan. 1, 1995-Dec. 31, 1995    Jan. 30, 1995-Jan. 28, 1996    Calendar Year 1995


     Effective January 30, 1995 and prior to the merger with Dollar Tree in 1998, 98 Cent Clearance Center reported financial results based on a 52-week period that ended on the last Sunday in January. For this reason, our combined calendar year 1998 financial statements include only an 11-month period for 98 Cent Clearance Center. Only $One's reported financial results are based on a calendar year and are included in each period presented.

(2) On January 31, 1996, we bought all of the stock of a corporation owning 136 Dollar Bills stores in an acquisition accounted for as a purchase. For this reason, the operating results for the year ended December 31, 1996 only include 11 months of results for Dollar Bills. The operating results for the year ended December 31, 1995 do not include any Dollar Bills results.

(3) Effective January 30, 1995, 98 Cent Clearance Center changed its fiscal year from a 52-week period ending on the Sunday nearest December 31 to the last Sunday in January. For this reason, 98 Cent Clearance Center's results of operations for the four-week period ended January 29, 1995 are not included in the results of operations for the year ended December 31, 1995. The net loss for this four-week period was $169.

(4) For 1999, represents expenses of $1,050 related to the June 1999 merger with Only $One, primarily inventory writedowns and professional fees. For 1998, represents expenses of $5,325 related to the December 1998 merger with 98 Cent Clearance Center, primarily professional fees and inventory and fixed asset writedowns.

(5) Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options and warrants after applying the treasury stock method.

(6) Amounts include a pro forma adjustment for C-corporation income taxes relating to Only $One of $505 in 1999, $1,025 in 1998, $782 in 1997, $523
     in 1996, and $467 in 1995.

(7) We closed four stores in 1999, seven stores in 1998, one store in 1997, six stores in 1996, and three stores in 1995.

(8) Comparable store net sales increase compares net sales for stores open during the entire two periods compared. The comparable store net sales increase calculation for the year ended December 31, 1998 includes net sales for 98 Cent Clearance Center for the 11-month periods ended December 31, 1998 and 1997. The comparable store net sales increase calculation for the year ended December 31, 1997 includes net sales of Dollar Bills stores for the 12-month periods ended December 31, 1997 and 1996.

(9) For stores open the entire period presented. The net sales per store and net sales per square foot calculations for 1998 include 98 Cent Clearance Center's net sales for the 12-month period ended December 31, 1998. Dollar Bills stores are included in the calculations beginning in 1997.

                                       13

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     In Management's Discussion and Analysis, we explain our general financial condition and results of operations, including:

     o    what factors affect our business;

     o    what our earnings and costs were for the years 1999, 1998, and 1997;

     o why earnings and costs in 1999 and 1998 were different from the year before;

     o    where our earnings come from;

     o    how all of this affects our overall financial condition;

     o what our expenditures for capital projects were in 1999, 1998, and 1997 and what we expect them to be in 2000; and

     o    where funds will come from to pay for future expenditures.

     We merged with 98 Cent Clearance Center in December 1998 and with Only $One in June 1999. We accounted for each of these mergers as a "pooling of interests." Under this form of accounting, we combined the financial statements of Dollar Tree with those of 98 Cent Clearance Center and Only $One, not only since the dates of the mergers, but also retroactively. As a result, all financial data, information, and discussion assumes that 98 Cent Clearance Center and Only $One had each been a part of Dollar Tree throughout all years discussed. For each period presented, the outstanding 98 Cent Clearance Center and Only $One shares have been converted into Dollar Tree shares based on the exchange ratios used in each merger. This has the effect of changing our prior net income per share calculations.

Key Events and Recent Developments

     Several key events have had or are expected to have a significant effect on our results of operations. When reading Management's Discussion and Analysis, you should keep in mind that:

     o In January 2000, we signed a contract to enter into an operating lease for a new 600,000 square foot distribution center, which is being constructed in Savannah, Georgia. We plan to have this facility in operation in the first quarter of 2001.

     o    Also in January 2000, we opened a new 317,000 square foot distribution
          center  in  Stockton,   California,  which  replaced  our  Sacramento,
          California facility.

     o In June 1999, we completed our merger with Only $One. We issued 501,600 shares of our common stock to the former owners of Only $One. Only $One operated 24 stores in central and upstate New York.

     o In January 1999, we opened a new 425,000 square foot distribution center in Olive Branch, Mississippi, which replaced our Memphis, Tennessee facility.

     o In December 1998, we completed our merger with 98 Cent Clearance Center. We reserved or issued approximately 2,152,000 shares of our common stock for 98 Cent Clearance Center's existing shareholders and its option holders. 98 Cent Clearance Center operated 66 stores in northern and central California and Nevada.

     o In January 1996, we acquired a corporation owning 136 Dollar Bills stores for $54.6 million in cash and inventory.

Results of Operations

     In this section, we discuss our 1999 and 1998 operations and the factors affecting them. Our net sales result from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second, sales at our existing stores change from one year to the next. We refer to this as a change in "comparable store net sales," because we compare only those stores which are open for the entire two years being compared.

     Most retailers can increase the price of their merchandise as well as sell more merchandise in order to increase their comparable store net sales. As a fixed price point retailer, we do not have the ability to raise our prices. Our comparable store net sales increase only if we sell more merchandise. In 1999, however, we increased the price point in the sixty-six 98 Cent Clearance Centers from $0.98 to $1.00, which had a minor impact on our comparable store net sales. We believe that our future comparable store net sales increases, if any, will be lower than those we have experienced in the past. Our internal business plan continues to call for a 2% to 3% increase in comparable store net sales in 2000, with some reduction in the first quarter of 2000 because the Easter holiday shopping season shifts to the second quarter.

     We anticipate that our future sales growth will come mostly from new store openings. We plan to expand by 225 to 235 stores in 2000. We also expect our average store size to increase in 2000, which we believe will result in a decrease in our net sales per square foot.

     Increases in expenses could impact our operating results negatively since we cannot pass on increased expenses to our customers by increasing our merchandise price. Consequently, our future success depends in large part on our ability to control costs.

     The following table expresses certain of our expenses as a percentage of net sales:

                                                     Year Ended December 31,
                                                     -----------------------
                                                   1999       1998       1997
                                                   ----       ----       ----
  Net sales......................................  100.0%     100.0%     100.0%
  Cost of sales..................................   62.3       62.4       63.7
  Merger related costs ..........................    -          0.1        -
                                                   -----      -----      -----
    Gross profit.................................   37.7       37.5       36.3
  Selling, general and administrative expenses:
    Operating expenses...........................   21.7       22.1       22.8
    Merger related expenses......................    0.1        0.4        -
    Depreciation and amortization................    2.3        2.2        1.9
                                                   -----      -----      -----
      Total......................................   24.1       24.7       24.7
                                                   -----      -----      -----
  Operating income...............................   13.6       12.8       11.6
  Interest income................................    0.1        0.0        0.0
  Interest expense...............................   (0.4)      (0.5)      (0.5)
                                                   -----      -----      -----
  Income before income taxes.....................   13.3       12.3       11.1
  Provision for income taxes.....................    5.1        4.7        4.2
                                                   -----      -----      -----
  Net income.....................................    8.2%       7.6%       6.9%
                                                   =====      =====      =====

1999 Compared to 1998

     Net Sales. Net sales increased 26.9% to $1,198.0 million for 1999 from $944.1 million for 1998. We attribute this $253.9 million increase to two factors:

     o Approximately 81% of the increase came primarily from stores opened in 1999 and 1998, which are not included in our comparable store net sales calculation.

     o Approximately 19% of the increase came from comparable store net sales growth. Comparable store net sales increased 5.6% during 1999.

     Because our products sell for a fixed price, the increase in comparable store net sales was entirely a result of an increase in the number of items sold in the stores included in the calculation. We believe net sales increased in comparable stores because:

     o We improved the quality and mix of merchandise, with a slightly higher emphasis on consumable products.

     o    Throughout  1999,  we  changed  the  merchandise  mix at  the 98  Cent
          Clearance Center stores to more closely resemble the mix at our existing Dollar Tree stores.

     o We benefited from expanding and relocating existing stores, which are included in the comparable store net sales calculation.

     o Customers purchased a higher average number of items and more customers visited our stores.

     We opened 208 new stores and closed four stores during 1999, compared to 220 new stores opened and seven stores closed the previous year. The new 1999 stores include four that we acquired from a small dollar store operator. We added 24.2% to our total square footage in 1999 compared to adding 27.5% in 1998.

     Gross Profit. Gross profit increased $97.3 million, or 27.5% in 1999 as compared to 1998. Our gross profit expressed as a percentage of net sales is called our "gross profit margin." Our gross profit margin increased to 37.7% in 1999 from 37.5% in 1998. This increase occurred mainly because of a decline in certain costs as a percentage of net sales offset by increases in certain costs as a percentage of sales:

     o    Our  increased  sales  volume  provided   greater  buying  power  with
          merchandise vendors. We also experienced lower overall merchandise costs resulting from an increase in the percentage of import merchandise.

     o Our distribution costs were lower as a result of efficiencies at our Chesapeake and Olive Branch distribution centers.

     o We experienced higher freight costs because of the increase in the trans-Pacific shipping rates. Management estimates that the impact of these higher shipping rates was approximately $5.0 million in 1999. See "Inflation and Other Economic Factors" on page 20.

     In 1999, we purchased a slightly higher percentage of imports, which generally cost less than domestic product, and these goods improved our gross profit margin for the year. In 2000, we intend to buy more consumable products, such as food and household chemicals, to meet customer demand and supply our larger store format. Consumable products are generally domestically produced and carry a higher cost than imports. Management expects the changing merchandise mix will result in a slight reduction in gross profit margin in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $55.3 million, or 23.7%, in 1999 compared to 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 24.1% in 1999 compared to 24.7% in 1998. Excluding merger related expenses, selling, general and administrative expenses decreased as a percentage of net sales to 24.0% in 1999 from 24.3% in 1998. This decrease happened primarily because our comparable store net sales allowed us to leverage our fixed costs. Depreciation and amortization increased $7.6 million, to 2.3% as a percentage of net sales in 1999 from 2.2% in 1998. This percentage increase is mainly the result of depreciation related to the Olive Branch facility.

     During 1999, we recorded a $1.3 million loss contingency in selling, general and administrative expenses due to our uncertainty about being able to sublease our Sacramento facility for an amount that would cover our remaining payments. During 1998, we recorded a $1.1 million loss contingency in selling, general and administrative expenses because we were not certain that we could sublease our Memphis facility for an amount that would cover our remaining payments. The Memphis facility experienced favorable developments in 1999, which reduced the loss contingency approximately $0.7 million. See "Inflation and Other Economic Factors" on page 20.

     Operating Income. Our operating income increased $42.0 million, or 34.9%, in 1999 as compared to 1998. As a percentage of net sales, operating income increased to 13.6% in 1999 compared to 12.8% in 1998. Excluding merger related items, operating income increased to $163.5 million in 1999 from $125.7 million in 1998 and increased as a percentage of net sales to 13.6% from 13.3%. These increases were attributable to our improved gross profit margin and the decrease in our selling, general and administrative expenses as a percentage of net sales discussed above.

     Interest Income/Expense. Interest expense decreased $0.4 million to $4.5 million in 1999 from $4.9 million in 1998. Interest income increased $1.1 million to $1.7 million in 1999 from $0.6 million in 1998. The increase in interest income and the decrease in interest expense each resulted from lower levels of debt in 1999 compared to 1998, creating a higher cash position in 1999 compared to 1998.

1998 Compared to 1997

     Net Sales. Net sales increased 26.6% to $944.1 million for 1998 from $745.6 million for 1997. We attribute this $198.5 million increase to two factors:

     o Approximately 80% of the increase came primarily from stores opened in 1998 and 1997, which are not included in our comparable store net sales calculation.

     o Approximately 20% of the increase came from comparable store net sales growth. Comparable store net sales increased 6.8% during 1998. This comparable store net sales calculation includes sales at 98 Cent Clearance Center stores for the 11-month periods ended December 31, 1998 and December 31, 1997.

     We   believe net sales increased in comparable stores because:

     o We stocked a more consistent quantity of consumable products during the first half of 1998.

     o Customers purchased a higher average number of items, and more customers visited our stores.

     o The number of days in the Easter selling season increased because Easter shifted to April 12 in 1998 from March 30 in 1997.

     o We continued to improve the quality and variety of merchandise offered in our stores.

     We opened 220 new stores and closed seven stores during 1998, compared to 166 new stores opened and one store closed the previous year. We acquired nine of the new stores in 1998 from two small dollar store operators.

     Gross Profit. Gross profit increased $82.8 million, or 30.5%, in 1998 as compared to 1997. Our gross profit margin increased to 37.5% in 1998 from 36.3% in 1997. If you exclude merger related costs otherwise included in cost of sales (related to merchandise markdowns), the gross profit margin increased to 37.6%. This increase occurred mainly because certain costs declined as a percentage of net sales:

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

     In 1998, we brought in a larger than usual amount of imports compared to 1997, which generally cost less than domestic product, and these goods improved our gross profit margin for the year. Consumable products are generally domestically produced and carry a higher cost than imports.

     In May 1998, certain ocean shippers increased freight charges by $300 per container. The higher charges, which apply only to imported goods, added approximately $700,000 to our freight costs in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $49.0 million, or 26.6%, in 1998 as compared to 1997. As a percentage of net sales, selling, general and administrative expenses remained constant at 24.7%. If you exclude merger related expenses, selling, general and administrative expenses decreased as a percentage of net sales to 24.2% in 1998 from 24.7% in 1997. This decline happened primarily because we were able to leverage fixed costs across a higher sales volume because of a high comparable store net sales increase. Depreciation and amortization increased $6.0 million, to 2.2% as a percentage of net sales in 1998 from 1.9% in 1997. This percentage increase is mainly the result of depreciation related to the Chesapeake Store Support Center.

     Operating Income. Our operating income increased $33.8 million, or 38.9%, in 1998 as compared to 1997. As a percentage of net sales, operating income increased to 12.8% in 1998 from 11.6% in 1997. If you exclude merger related items, operating income increased to $125.7 million in 1998 from $86.7 million in 1997 and increased as a percentage of net sales to 13.3% from 11.6%. These increases were attributable to our improved gross profit margin and the decrease in our selling, general and administrative expenses as a percentage of net sales discussed above.

     Interest Income/Expense. Interest income increased $0.5 million to $0.6 million in 1998 from $0.1 million in 1997. This increase was primarily a result of an increased net cash position in the fourth quarter of 1998 compared to 1997. Interest expense increased $1.3 million to $4.9 million in 1998 from $3.6 million in 1997. This increase was primarily a result of higher levels of debt in 1998 compared to 1997 resulting from borrowings related to our two new distribution centers. In 1998, we capitalized $402,000 of interest relating to the construction of the Olive

Branch facility compared with $916,000 of interest capitalized in 1997 related to the construction of the Chesapeake Store Support Center.

Liquidity and Capital Resources

Overview

     Our business requires capital primarily to open new stores and operate existing stores. Our working capital requirements for existing stores are seasonal and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and funded our store expansion program from internally generated funds and borrowings under our credit facilities.

     The following table compares certain cash-related information for 1999, 1998, and 1997:

                                            1999           1998           1997
                                            ----           ----           ----
                                                       (in millions)
Net cash provided by (used in):
         Operating activities............  $120.7         $ 71.0         $ 70.5

         Investing activities............   (48.1)         (53.4)         (60.0)

         Financing activities............    29.2            9.4           29.4

     We generally expended net cash used in investing activities to open new stores and to meet the following additional needs:

     o $17.9 million for part of the construction of the Olive Branch distribution center in 1998 and another $1.4 million on that project in 1999; and

     o $30.0 million for the construction of the Chesapeake Store Support Center in 1997.

     Net cash provided by financing activities reflects cash which came from sources other than normal operations. We obtained cash from the exercise of stock options and the following sources:

     o $21.6 million from the sale and leaseback of some of our retail store leasehold improvements in 1999;

     o $2.5 million in 1999 and $16.5 million in 1998 from the issuance of callable bonds related to the construction of the Olive Branch facility; and

     o    $30.0 million from the issuance of senior notes in 1997.

     Our borrowings under our bank facility, senior notes and bonds were $49.0 million at December 31, 1999 and $46.5 million at December 31, 1998. At December 31, 1999, we had an additional $135.0 million available through our bank facility. Of this amount, approximately $42.4 million is committed to letters of credit issued for the routine purchase of imported merchandise.

Funding Requirements

     We expect to expand by approximately 225 to 235 stores during 2000. In 1999, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $211,000 per store. Of our new Dollar Tree stores in 1999, 35 were a slightly larger format than our traditional prototype. Average investment for these larger stores was approximately $307,000. We expect our cash needs for opening new stores in 2000, including approximately 90 to 100 of the larger format stores, to total approximately $58.0 million and we have budgeted $36.5 million for capital expenditures and $21.5 million for initial inventory and pre-opening costs. Our total planned capital expenditures for 2000 are approximately $77.5 million, including planned expenditures for expanded and relocated stores, additional equipment for the distribution centers, computer system upgrades, expanding the Store Support Center in Chesapeake and remodeling and upgrading the Only $One stores.

     We believe that we can adequately fund our planned capital expenditures and working capital requirements for the next several years from net cash provided by operations and borrowings under our credit facility.

     Bank Credit Facility. During September 1996, we entered into an amended and restated credit agreement with our banks which currently provides for a $135.0 million unsecured revolving credit facility to be used for working capital, letters of credit and development needs, bearing interest at the agent bank's prime rate or LIBOR plus a spread, at our option. As of December 31, 1999, the interest rate was approximately 7.0%. The credit agreement, among other things, requires the maintenance of certain specified ratios, restricts the payments of cash dividends and other distributions, limits the amount of debt, and, through March 1, 2000, requires that aggregate borrowings must be paid down to a specified amount for at least 30 consecutive days at any time between December 1 and March 1. The facility matures May 31, 2002.

     During 1998, our banks agreed to remove the requirement that our founding shareholders maintain a minimum beneficial ownership in the company and to eliminate requirements which restricted the amount of our capital expenditures.

     Operating Lease Agreements. During June 1999, we entered into an $18.0 million operating lease agreement to finance the construction of a new distribution center in Stockton, California. In January 2000, we entered into a $35.0 million operating lease agreement to finance the construction of a new distribution center in Savannah, Georgia. Under these agreements the lessor purchases the property, pays for the construction costs and subsequently leases the facility to us.

     Sale-Leaseback Transaction. In September 1999, we sold some of our retail store leasehold improvements to an unrelated third party and leased them back for seven years. We have an option to repurchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. This transaction is treated as a financing arrangement. The total amount of the lease obligation is $29.0 million. We are required to make monthly lease payments of $438,000 in years one through five and $638,000 in years six and seven. As a result of the transaction, we received net cash of $20.9 million and an $8.1 million 11% note receivable which matures in September 2006 and is included in "other assets, net."

     Revenue Bond Financing. In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of Taxable Variable Rate Demand Revenue Bonds. We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our new distribution facility in Olive Branch, Mississippi. At December 31, 1999, the balance outstanding on the bonds was $19.0 million. We begin repayment of the principal amount of the bonds on June 1, 2006, with a portion maturing each June 1 until the final portion matures on June 1, 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate which was 6.9% at December 31, 1999. The bonds are supported by a $19.3 million letter of credit issued by one of our existing lending banks. The letter of credit is renewable annually. The letter of credit and reimbursement agreement requires that we maintain certain specified ratios and restricts our ability to pay dividends.

     In April 1999, we entered into an interest rate swap agreement that converts a portion of the Demand Revenue Bonds to a fixed rate and reduces our exposure to changes in interest rates. Under this agreement, as amended, we pay interest to the bank which provided the swap at a fixed rate of 4.99%. In exchange, the bank pays us at a variable interest rate, which is similar to the rate on the Demand Revenue Bonds and was 6.5% at December 31, 1999. A maximum variable interest rate was set, such that no payments are made by either party under the swap for monthly periods with an established interest rate greater than 8.28%. The variable interest rate on the interest rate swap is set monthly. The swap expires April 1, 2009; however, it may be canceled by us or the bank and settled for the fair value of the swap as determined by market rates.

     Debt Securities. In April 1997, we issued $30.0 million of 7.29% unsecured senior notes. We used the proceeds to pay down a portion of the revolving credit facility, which enabled us to use that credit facility to fund capital expenditures for the Chesapeake corporate headquarters and distribution center. We pay interest on the notes semiannually on April 30 and October 30 each year and will pay principal in five equal installments of $6.0 million beginning April 30, 2000. The note holders have the right to require us to prepay the notes in full without premium upon a change of control or upon certain asset dispositions or certain other transactions we may make. The note agreements prohibit certain mergers and consolidations in which our company is not the surviving company, require that we maintain certain specified ratios, require that the notes rank on par with other debt and limit the amount of debt we can incur. In the event of default or a prepayment at our option, we must pay a prepayment penalty equal to a make-whole amount.

Seasonality and Quarterly Fluctuations

     We experience seasonal fluctuations in our net sales growth, comparable store net sales, operating income and net income. Management expects this trend to continue. Our results of operations may also fluctuate significantly as a result of a variety of factors, including:

     o shifts in the timing of certain holidays, especially Easter, which may fall in different quarters from year to year;

     o    the timing of new store openings;

     o    the net sales contributed by new stores;

     o    changes in our merchandise mix; and

     o    competition.

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

     Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 12 of the consolidated financial statements in Item 8 of this Form 10-K. To reconcile the combined company's quarterly information with that previously reported by Dollar Tree, refer to our Form 8-K, filed on July 22, 1999, which includes quarterly information for the combined companies.

Inflation and Other Economic Factors

     Our ability to provide quality merchandise at a fixed price point is subject to certain economic factors which are beyond our control, including inflation, operating costs, consumer confidence and general economic conditions. These factors may not remain favorable. In particular, ocean shipping costs, hourly minimum wage rates, or other costs may not remain at current levels.

     Ocean Shipping Costs. In May 1998, a trans-Pacific ocean-shipping cartel imposed a freight increase of $300 per container on United States imports from Asia. In May 1999, the cartel imposed a further increase of $900 per container for shipments from Asia to the West Coast of the United States and $1,000 for shipments to the East Coast, with a $300 per container surcharge during the peak shipping season from June 1 through November 30. Management believes the higher rates will increase our shipping costs by approximately $2.0 to $3.0 million during the first three quarters of 2000 as compared to the first three quarters of 1999. The shipping cartel could seek a further rate increase in the future.

     Minimum Wage. The federally mandated minimum wage increased by $0.50 per hour on October 1, 1996 and by an additional $0.40 per hour on September 1, 1997. These changes increased payroll costs by approximately $5 million in 1998. In February 2000, the United States Senate approved a proposal increasing the federal minimum wage by $1.00 an hour over three years. In March 2000, the House of Representatives approved a proposal increasing the federal minimum wage by $1.00 per hour over two years. Differences between the two bills need to be settled before a final bill is sent to the President for approval. Although our average hourly rate is significantly higher than the federal minimum wage, an increase in the minimum wage, if eventually passed into law, could have a significant impact on our payroll costs.

     Leases for Replaced Distribution Centers. We are liable for rent and pass-through costs under leases for our former distribution center in Memphis through September 2005 and in Sacramento through June 2008. Annual rent and pass-through costs are approximately $745,000 for the Memphis facility and $585,000 for the Sacramento facility. We have recorded loss contingencies for each of these leases considering current market conditions and probable sublease income at each location. If an acceptable sublease is not obtained in
Sacramento, we could record up to $250,000 in selling, general and administrative expenses in 2000. If an acceptable sublease is not obtained in Memphis beyond December 2000, we could record up to $350,000 in selling, general and administrative expenses in 2000.

     Unless offsetting cost savings are realized (and we can give no assurance that they will be), an increase in inflation, minimum wage levels, shipping costs or other operating costs, or a decline in consumer confidence or general economic conditions, could have a material adverse effect on our financial condition and results of operations.

Year 2000 Compliance

     We use a large number of computer software programs throughout our entire organization, such as purchasing, distribution, retail store management, financial business systems and various administrative functions. We developed some of these programs in-house and bought others from vendors. At one time, most computer programs were written to store only two digits of date-related information in order to more efficiently handle and sort data. As a result, these programs were unable to properly distinguish between dates occurring in the year 1900 and dates occurring in the year 2000. This is referred to as the "Year 2000 problem."

     In preparation for Year 2000, we evaluated and adjusted all known date-sensitive systems and equipment for Year 2000 compliance. We relied primarily on internal resources to identify, correct or reprogram and test systems for Year 2000 compliance. Through December 31, 1999, we spent less than $150,000 in modifying our systems for the Year 2000, and we do not expect to incur any additional costs.

     We have not encountered any business interruptions due to Year 2000 problems. However, it is too early to conclude these interruptions will not occur. We are unable to assess fully the potential effect of Year 2000 problems on our international suppliers, particularly in China. We also cannot predict the duration or severity of any disruptions which may occur in China or the home countries of our other overseas suppliers. In the event we experience business interruptions resulting from Year 2000 problems, we are prepared to enact contingency plans developed during the Year 2000 project. This Year 2000 Compliance section is a Year 2000 readiness disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for derivative instruments and hedging activities and requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement goes into effect on January 1, 2001. We do not expect that the implementation of this pronouncement will have a material impact on our financial condition or results of operations.

Recently Issued Securities

     During the quarter ended June 30, 1999, we issued an aggregate of 501,600 shares of our common stock in connection with the purchase of the capital stock of Tehan's Merchandising, Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. We have filed a Registration Statement on Form S-3 covering the resale of such securities.

     During the quarter ended September 30, 1999, we granted an option to two owners of a business we acquired to purchase 3,000 shares of our common stock at an exercise price of $42.875 per share. The option was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. The holders are accredited investors or sophisticated investors with access to all relevant information necessary.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We have the option of entering into interest rate swaps to manage exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. We do not hold derivatives for trading purposes.

Interest Rate Risk

     We have financial instruments that are subject to interest rate risk, comprised of debt obligations issued at variable and fixed rates. Based on amounts outstanding on our fixed rate debt obligations at December 31, 1999, our exposure to interest rate risk is not considered material.

     We use variable-rate debt to finance our operations. In particular, we have issued variable-rate long-term revenue bonds. This obligation exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We believe it is beneficial to limit the variability of a portion of our interest payments.

     To meet this objective, we entered into a derivative instrument in the form of an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable rate cash flow exposure on the variable-rate debt to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest swap. Under the interest rate swap, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed rate bonds. Under the interest rate swap, we pay the bank at a fixed rate of 4.99% and receive variable interest at a rate approximating the variable rate on the hedged cash flows. No payments are made by either party under the swap for monthly periods in which the variable interest rate is greater than 8.28%. As a result, we will not experience a negative cash flow or income statement impact unless the variable interest rate increases to greater than 8.28%. The variable rate under the swap was 6.5% for the month of December 1999. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows.

Foreign Currency Risk

     Although we purchase most of our imported goods with U.S. dollars, we are subject to foreign currency exchange rate risk relating to payments to a supplier in Italian lire. As a general policy, we substantially hedge foreign currency commitments of future payments by purchasing foreign currency forward contracts. On December 31, 1999, we had one contract outstanding for $793,000. Less than one percent of our expenditures are contracted in Italian lire and the market risk exposure relating to currency exchange is not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  Index to Consolidated Financial Statements             Page

Independent Auditors' Report...........................................   24

Consolidated Balance Sheets as of December 31, 1999 and 1998...........   25

Consolidated Income Statements for the years ended
         December 31, 1999, 1998 and 1997..............................   26

Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 1999, 1998 and 1997..........   27

Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997..............................   28

Notes to Consolidated Financial Statements.............................   29

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Dollar Tree Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.







Norfolk, Virginia
January 24, 2000


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                                                                                    1999           1998
                                                                                    ----           ----
                                                                                      (In thousands,
                              ASSETS                                                except share data)
Current assets:
     Cash and cash equivalents.................................................  $ 176,514      $  74,644
     Merchandise inventories...................................................    174,582        142,706
     Deferred tax asset (Note 3)...............................................      5,398          6,709
     Prepaid expenses and other current assets.................................     13,001          7,451
                                                                                   -------        -------
             Total current assets .............................................    369,495        231,510
                                                                                   -------        -------

Net property and equipment (Notes 4 and 5).....................................    144,023        122,503
Deferred tax asset (Note 3)....................................................        -            2,194
Goodwill, net of accumulated amortization (Note 2).............................     42,394         42,551
Other assets, net (Note 2).....................................................     15,216          6,429
                                                                                   -------        -------

             TOTAL ASSETS......................................................  $ 571,128      $ 405,187
                                                                                   =======        =======


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................................................  $  63,170      $  53,030
     Income taxes payable (Note 3).............................................     28,063         21,353
     Other current liabilities (Note 5)........................................     29,034         25,988
     Current portion of long-term debt (Note 6)................................     26,500         16,500
     Current installments of obligations under capital leases (Note 4).........      3,183            457
                                                                                   -------        -------
             Total current liabilities.........................................    149,950        117,328

Long-term debt, excluding current portion (Note 6).............................     24,000         30,000
Obligations under capital leases, excluding current installments (Note 4)......     28,375          2,469
Deferred tax liability (Note 3)................................................      1,182            -
Other liabilities..............................................................      6,650          6,574
                                                                                   -------        -------
             Total liabilities.................................................    210,157        156,371
                                                                                   -------        -------

Commitments, contingencies and subsequent event (Notes 1, 4, 6, 8, 10 and 11)

Shareholders' equity (Notes 2, 7, 8 and 10):
     Common stock, par value $0.01. Authorized 300,000,000 shares,
             62,111,143 shares issued and outstanding at December 31, 1999;
             and authorized 100,000,000 shares, 61,380,418 shares issued
             and outstanding at December 31, 1998..............................        621            614
     Additional paid-in capital................................................     72,539         53,030
     Retained earnings.........................................................    287,811        195,172
                                                                                   -------        -------
             Total shareholders' equity........................................    360,971        248,816
                                                                                   -------        -------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................  $ 571,128      $ 405,187
                                                                                   =======        =======



          See accompanying Notes to Consolidated Financial Statements.



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                  Years ended December 31, 1999, 1998 and 1997


                                                                    1999         1998        1997
                                                                    ----         ----        ----
                                                                        (In thousands, except
                                                                           per share data)

Net sales.....................................................  $ 1,197,960   $ 944,122   $ 745,590

Cost of sales.................................................      746,463     589,080     474,612
Merger related costs (Note 2).................................          443       1,301         -
                                                                  ---------     -------     -------

         Gross profit.........................................      451,054     353,741     270,978
                                                                  ---------     -------     -------

Selling, general and administrative expenses
   (Notes 4, 7, and 9):
         Operating expenses...................................      259,917     208,782     169,792
         Merger related expenses (Note 2).....................          607       4,024         -
         Depreciation and amortization (Note 2)...............       28,117      20,518      14,523
                                                                  ---------     -------     -------
           Total selling, general and administrative
             expenses.........................................      288,641     233,324     184,315
                                                                  ---------     -------     -------

Operating income..............................................      162,413     120,417      86,663
Interest income...............................................        1,717         596         145
Interest expense (Note 6).....................................       (4,522)     (4,927)     (3,554)
                                                                  ---------     -------     -------

Income before income taxes....................................      159,608     116,086      83,254
Provision for income taxes (Note 3)...........................       61,090      44,533      31,295
                                                                  ---------     -------     -------

           Net income.........................................  $    98,518   $  71,553   $  51,959
                                                                  =========     =======     =======

Net income per share (Note 8):
    Basic net income per share................................  $      1.59   $    1.17   $    0.86
                                                                  =========     =======     =======

    Diluted net income per share..............................  $      1.45   $    1.06   $    0.78
                                                                  =========     =======     =======

Pro forma income data (Note 2):
    Net income................................................  $    98,518   $  71,553   $  51,959
    Pro forma adjustment for C-corporation income taxes.......          505       1,025         782
                                                                  ---------     -------     -------
    Pro forma net income......................................  $    98,013   $  70,528   $  51,177
                                                                  =========     =======     =======

    Pro forma basic net income per share......................  $      1.58   $    1.15   $    0.84
                                                                  =========      ======     =======

    Pro forma diluted net income per share....................  $      1.44   $    1.04   $    0.76
                                                                  =========     =======     =======

Weighted average number of common shares outstanding..........       61,839      61,185      60,714
                                                                  =========     =======     =======

Weighted average number of common shares
  and dilutive potential common shares outstanding............       68,135      67,626      66,982
                                                                  =========     =======     =======


          See accompanying Notes to Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997


                                                      Common                  Additional
                                                      Stock        Common      Paid-in      Retained      Shareholders'
                                                      Shares       Stock       Capital      Earnings         Equity
                                                      ------       -----       -------      --------         ------
                                                                 (In thousands, except share data)

Balance at December 31, 1996.......................  60,381,297   $  268      $ 33,818     $ 73,985      $ 108,071
Transfer from additional paid-in
  capital for Common Stock dividend................         -        135          (135)         -              -
Net income for the year
  ended December 31, 1997..........................         -         -            -         51,959         51,959
Shareholder distributions (Note 2).................         -         -            -           (950)          (950)
Issuance of stock under Employee
  Stock Purchase Plan and
  other plans (Note 10)............................      26,078       -            358          -              358
Exercise of stock options, including
  income tax benefit of $2,752 (Note 10)...........     466,901        2         4,917          -            4,919
                                                     ----------      ---        ------      -------        -------

Balance at December 31, 1997.......................  60,874,276      405        38,958      124,994        164,357
Transfer from additional paid-in
  capital for Common Stock dividend................         -        198          (198)         -              -
Net income for the year
  ended December 31, 1998..........................         -         -            -         71,553         71,553
Shareholder distributions (Note 2).................         -         -            -         (1,375)        (1,375)
Issuance of stock under Employee
  Stock Purchase Plan and
  other plans (Note 10)............................      24,235        7           634          -              641
Grant of stock options under the 1998
   Special Stock Option Plan (Note 10).............         -         -          4,413          -            4,413
Exercise of stock options, including
  income tax benefit of $4,916 (Note 10)...........     481,907        4         9,223          -            9,227
                                                     ----------      ---        ------      -------        -------

Balance at December 31, 1998.......................  61,380,418      614        53,030      195,172        248,816

Termination of Only $One S-corporation
   status..........................................         -         -          4,469       (4,469)           -
Net income for the year
  ended December 31, 1999..........................         -         -            -         98,518         98,518
Shareholder distributions (Note 2).................         -         -            -         (1,410)        (1,410)
Issuance of stock under Employee
  Stock Purchase Plan and
  other plans (Note 10)............................      30,437       -            838          -              838
Exercise of stock options, including
  income tax benefit of $6,278 (Note 10)...........     700,288        7        14,202          -           14,209
                                                     ----------      ---        ------      -------        -------

Balance at December 31, 1999.......................  62,111,143   $  621      $ 72,539    $ 287,811      $ 360,971
                                                     ==========      ===        ======      =======        =======

          See accompanying Notes to Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997


                                                                       1999           1998           1997
                                                                       ----           ----           ----
                                                                                 (In thousands)

Cash flows from operating activities:
   Net income    ...............................................  $   98,518     $   71,553     $   51,959
                                                                     -------        -------        -------

   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization...........................      28,117         20,518         14,523
        Loss on disposal of property and equipment..............       1,221          2,814            305
        Provision for deferred income taxes.....................       4,687         (1,207)        (3,503)
        Changes in assets and liabilities increasing
          (decreasing) cash and cash equivalents:
              Merchandise inventories...........................     (31,148)       (31,886)       (20,537)
              Prepaid expenses and other current assets.........      (6,382)          (558)         1,691
              Other assets......................................         307            247           (351)
              Accounts payable..................................       9,968         (2,010)        10,303
              Income taxes payable..............................      12,988          6,682          9,366
              Other current liabilities.........................       3,046          4,538          5,281
              Other liabilities.................................        (597)           351          1,437
                                                                     -------        -------        -------
                 Total adjustments..............................      22,207           (511)        18,515
                                                                     -------        -------        -------
                 Net cash provided by operating activities......     120,725         71,042         70,474
                                                                     -------        -------        -------

Cash flows from investing activities:
   Acquisition, net of cash acquired............................        (320)           -              -
   Capital expenditures.........................................     (47,931)       (53,562)       (60,118)
   Proceeds from sale of property and equipment.................         172            174            159
                                                                     -------        -------        -------
                 Net cash used in investing activities..........     (48,079)       (53,388)       (59,959)
                                                                     -------        -------        -------

Cash flows from financing activities:
   Proceeds from sale-leaseback transaction.....................      21,605            -              -
   Proceeds from long-term debt.................................      19,400        202,300        236,600
   Payment of long-term debt and facility fees..................     (18,041)      (186,030)      (209,803)
   Net change in notes payable to bank..........................         -          (10,045)         1,359
   Principal payments under capital lease obligations...........      (1,099)          (425)          (305)
   Proceeds from stock issued pursuant to stock-based
    compensation plans..........................................       8,769          4,927          2,510
   Distributions paid...........................................      (1,410)        (1,375)          (950)
                                                                     -------        -------        -------
                 Net cash provided by financing activities......      29,224          9,352         29,411
                                                                     -------        -------        -------

Net increase in cash and cash equivalents.......................     101,870         27,006         39,926
Cash and cash equivalents at beginning of year..................      74,644         47,638          7,712
                                                                     -------        -------        -------

Cash and cash equivalents at end of year........................  $  176,514     $   74,644     $   47,638
                                                                     =======        =======        =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest, net of amount capitalized.......................  $    4,729     $    4,389     $    4,276
                                                                     =======        =======        =======
      Income taxes..............................................  $   43,100     $   39,154     $   25,257
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

          See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Dollar Tree Stores, Inc. (DTS or the Company) owns and operates, in one business segment, discount variety retail stores which sell substantially all items for $1.00. The Company operates under the names of Dollar Tree, Dollar Bills, Only $One and Only One Dollar. The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Olive Branch, Mississippi, in the Chicago, Illinois area and in Stockton, California. Most of the Company's stores are located in the eastern half of the United States and in northern and central California and Nevada. The Company's merchandise includes housewares, candy and food, seasonal goods, health and beauty care, toys, party goods, gifts, stationery and other consumer items. A slight majority of the Company's merchandise is imported, primarily from China. The Company is not dependent on a few suppliers.

Principles of Consolidation

     At December 31, 1999, DTS has three wholly owned subsidiaries, Dollar Tree Management, Inc. (DTM), Dollar Tree Distribution, Inc. (DTD) and Dollar Tree New York, Inc. (DTN). DTM provides management, accounting and administrative services to DTS for a fee and DTD provides merchandise procurement, purchasing, warehousing and distribution services to DTS for a fee. DTN owns and operates discount variety retail stores under the name Only $One and was merged with and into DTS on January 1, 2000. Effective October 29, 1996, DTD established a wholly owned subsidiary, Dollar Tree Properties, Inc. (DTP). DTP is organized as a real estate holding company and owns certain undeveloped property. The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     On December 10, 1998, Dollar Tree West, Inc. (DTW), a former wholly owned subsidiary, completed a merger, which was accounted for as a pooling of interests, with Step Ahead Investments, Inc. (98 Cent Clearance Center) in which 98 Cent Clearance Center became a wholly owned subsidiary of DTS. 98 Cent Clearance Center operated 66 stores in northern and central California and Nevada under the name "98 Cent Clearance Center." Prior to the merger, 98 Cent Clearance Center's fiscal year end was the 52-week period ending on the last Sunday in January. As a result of the merger, the Company's consolidated financial statements were restated to retroactively combine 98 Cent Clearance Center's financial statements as if the merger had occurred at the beginning of the earliest period presented.

     On June 30, 1999, DTN completed a merger, which was accounted for as a pooling of interests, with privately-held Tehan's Merchandising, Inc. (Only $One), in which Only $One became a wholly owned subsidiary of DTS. Only $One operated 24 stores in New York state under the name "Only $One." As a result of the merger, the Company's consolidated financial statements have been restated to retroactively combine Only $One's financial statements as if the merger had occurred at the beginning of the earliest period presented.

     The consolidated income statement and statements of shareholders' equity and cash flows for the year ended December 31, 1998 reflect the results of operations and cash flows for Dollar Tree Stores, Inc. for the year then ended combined with 98 Cent Clearance Center for the 11-month period ended December 31, 1998. The consolidated income statements, statements of shareholders' equity and cash flows for the year ended December 31, 1997 reflect the results of operations and cash flows for Dollar Tree Stores, Inc. for the year then ended combined with 98 Cent Clearance Center for the fiscal year ended January 25, 1998.

Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1999 and 1998 includes $162,755 and $64,200, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market. Cost is assigned to store inventories using the retail inventory method, determined on a first-in, first-out (FIFO) basis. Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventories amounts to $8,347 and $7,790 at December 31, 1999 and 1998, respectively.

Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

     Buildings........................................   39 years
     Furniture, fixtures and equipment................   3 to 7 years
     Transportation vehicles..........................   4 to 6 years

     Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or terms of the related leases, whichever is shorter.

     Costs  incurred  related  to  software   developed  for  internal  use  are
capitalized and depreciated over three years. Costs capitalized include those incurred in the application development stage.

     Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998 and 1997, $402 and $916, respectively, of interest cost was capitalized; no interest was capitalized in 1999.

Goodwill

     Goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 to 25 years. If events indicate the carrying amount of goodwill will not be recoverable, the Company assesses the recoverability by comparing the carrying amount of the asset to expected future net undiscounted cash flows of the acquired organization. The recoverability of goodwill will be impacted if estimated future net cash flows are not achieved. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of capital. Accumulated amortization relating to goodwill approximates $7,593 and $5,619 at December 31, 1999 and 1998, respectively.

Financial Instruments

     The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. By entering into a receive-variable, pay-fixed interest rate swap, the Company changed the variable rate cash flow exposure on certain variable-rate debt to fixed rate cash flows. The Company is exposed to credit related losses in the event of non-performance by the counterparty to the interest rate swap; however, the counterparty is a major financial institution, and the risk of loss due to non-performance is considered remote. Interest rate differentials paid or received on the swap are recognized as adjustments to interest expense in the period earned or incurred. The Company does not speculate using derivative instruments in the form of interest rate swaps; therefore, these swaps are not recorded in the Company's balance sheet. The Company had no interest rate derivative instruments outstanding at December 31, 1998.

     The Company enters into foreign exchange forward contracts to hedge off-balance sheet foreign currency denominated purchase commitments from suppliers. The contracts are exclusively for Italian lire. The terms of these contracts are generally less than three months. Gains and losses on these contracts are not recognized until included in the measurement of the related foreign currency transaction. At December 31, 1999, open foreign exchange contracts of approximately $793 were recorded based on current conversion rates in prepaid expenses and other current assets and accounts payable. There were no open exchange contracts at December 31, 1998.

Cost of Sales

     The Company includes the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.

Store Opening Costs

     The Company expenses store opening costs as they are incurred.

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

Stock-Based Compensation

     The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations in accounting for certain stock-based compensation plans as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company has adopted the disclosure-only provisions of SFAS No. 123.

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

New Accounting Standards

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," an Amendment of SFAS No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect the implementation of these pronouncements to have a material effect on the Company's financial condition and results of operations.

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

Reclassifications

     Certain 1998 and 1997 amounts have been reclassified for comparability with the 1999 financial statement presentation.

NOTE 2 - MERGERS AND ACQUISITIONS

98 Cent Clearance Center Merger

     On December 10, 1998, the Company completed the merger with 98 Cent Clearance Center. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. DTS issued 1.1212 shares of the Company's common stock for each share of 98 Cent Clearance Center outstanding common and preferred stock. A total of 1,662,740 of the Company's common stock was issued as a result of the merger and 98 Cent Clearance Center's outstanding stock options were converted into options to purchase 323,207 common shares of the Company. In addition, the Company issued options to certain former shareholders of 98 Cent Clearance Center in exchange for non-competition agreements and a consulting agreement. Included in other assets at December 31, 1998 is the fair value of these agreements of $4,413 which is being amortized, generally, over a ten-year period. At December 31, 1999, the carrying value of these agreements is $3,930, net of $483 of accumulated amortization. The recording of these non-competition agreements did not involve the use of cash and, accordingly, has been excluded from the accompanying consolidated statements of cash flows. In connection with the merger, the Company incurred $5,325 ($4,201 after taxes or $0.06 diluted net income per share) of merger related costs and expenses, consisting primarily of professional fees and writedowns of inventory and fixed assets, which were charged to operations during the year ended December 31, 1998.

Only $One Merger

     On June 30, 1999, the Company completed the merger with Only $One. The merger qualified as a tax-free exchange of stock and was accounted for as a pooling of interests. The Company issued 501,600 shares of its common stock for all of the Only $One outstanding common stock. In connection with the merger, the Company incurred approximately $1,050 ($792 after taxes or $0.01 diluted net income per share) of merger related costs and expenses, consisting primarily of professional fees and writedowns of inventory, which were charged to operations during the year ended December 31, 1999.

     Prior to June 30, 1999, Only $One was treated as an S-corporation for federal and state income tax purposes. As such, income of Only $One for periods prior to June 30, 1999 was taxable to the Only $One shareholders, rather than to Only $One. Effective with the Company's merger with Only $One, Only $One became a C-corporation. The pro forma provisions for income taxes presented in the consolidated income statements represent an estimate of the taxes that would have been recorded had Only $One been a C-corporation prior to the merger on June 30, 1999. Distributions paid presented in the consolidated statements of cash flows represent distributions paid to the Only $One shareholders for payment of their pass-through tax liabilities.

     The following table presents a reconciliation of net sales and net income previously reported in the Company's 1998 Annual Report to those presented in the accompanying consolidated financial statements.

                                         For the year ended December 31,
                                               1998          1997
                                               ----          ----
     Net sales:
     DTS................................   $ 918,807     $ 723,202
     Only $One .........................      25,315        22,388
                                             -------       -------
     Combined...........................   $ 944,122     $ 745,590
                                             =======       =======

     Net income:
     DTS................................   $  68,890     $  49,928
     Only $One..........................       2,663         2,031
                                             -------       -------
     Combined...........................   $  71,553     $  51,959
                                             =======       =======

Other

     On July 6, 1999, the Company acquired all of the assets and liabilities of a small dollar store operator for approximately $2,600 in cash and forgiveness of receivables. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair market values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $1,800. The goodwill is being amortized over 20 years. The operating results of the acquired company are included in the Company's operating results beginning July 6, 1999. Pro forma financial information is not presented because it is immaterial.

NOTE 3 - INCOME TAXES

     The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                              1999         1998         1997
                                              ----         ----         ----

     Federal--Current...................   $ 48,535     $ 39,348     $ 29,967
     Federal--Deferred..................      3,950       (1,024)      (3,067)
     State--Current.....................      7,868        6,392        4,831
     State--Deferred....................        737         (183)        (436)
                                             ------       ------       ------

                                           $ 61,090     $ 44,533     $ 31,295
                                             ======       ======       ======

     A reconciliation of the statutory federal income tax rate and the effective rate for the years ended December 31, 1999, 1998 and 1997 follows:

                                                      1999      1998      1997
                                                      ----      ----      ----

     Statutory tax rate............................   35.0%     35.0%     35.0%
     Effect of:
       State and local income taxes, net of
              federal income tax benefit...........    3.5       3.5       3.3
       Only $One S-corporation income..............   (0.3)     (0.8)     (0.8)
       Other, net..................................    0.1       0.7       0.1
                                                      ----      ----      ----

     Effective tax rate............................   38.3%     38.4%     37.6%
                                                      ====      ====      ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the balance sheet based on the classification of the underlying asset or liability. Significant components of the Company's net deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                            1999        1998
                                                            ----        ----
     Deferred tax assets:
        Property and equipment.........................  $    -      $  2,359
        Accrued expenses...............................     5,707       5,487
        Inventories....................................     3,142       3,147
        Other..........................................       424         361
                                                            -----      ------

            Total deferred tax assets..................     9,273      11,354
                                                            -----      ------

     Deferred tax liabilities:
        Intangible assets..............................    (2,553)    (2,311)
        Property and equipment.........................      (657)       -
        Deferred compensation..........................    (1,626)       -
        Other..........................................      (221)      (140)
                                                           ------     ------

            Total deferred tax liabilities.............    (5,057)    (2,451)
                                                           ------     ------

            Net deferred tax assets....................  $  4,216    $ 8,903
                                                           ======     ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to 1999, 1998 and 1997 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the existing net deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

NOTE 4 - LEASES

     Future minimum lease payments under noncancelable store, distribution center and former corporate headquarters operating leases and the present value of future minimum capital lease payments as of December 31, 1999 are as follows:

                                                             Capital   Operating
                                                              Leases     Leases
                                                              ------     ------
     Year ending December 31:
         2000 ............................................. $  5,873    $ 71,921
         2001 .............................................    5,859      65,016
         2002 .............................................    5,829      53,969
         2003 .............................................    5,792      41,629
         2004 .............................................    6,346      27,801
         Thereafter........................................   13,525      56,436
                                                              ------     -------
     Total minimum lease payments..........................   43,224    $316,772
                                                                         =======
     Less amount representing interest
         (at an average rate of approximately 9%)..........   11,666
                                                              ------
     Present value of net minimum capital lease payments...   31,558
     Less current installments of obligations under
         capital leases....................................    3,183
                                                              ------
     Obligations under capital leases, excluding current
         installments...................................... $ 28,375
                                                              ======

     The above future minimum lease payments include amounts for leases that were signed prior to December 31, 1999 for stores that were not open as of December 31, 1999. Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by future minimum sublease rentals of $7,284 under operating leases.

     Included in property and equipment at December 31, 1999 and 1998 are leased furniture and fixtures and transportation vehicles, excluding sale-leaseback assets, with a cost of $3,366 and $3,473 and accumulated amortization of $1,170 and $677 at December 31, 1999 and 1998, respectively.

Sale-Leaseback Transaction

     On September 30, 1999, the Company sold certain retail store leasehold improvements to an unrelated third party and leased them back for a period of seven years. The Company has an option to purchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. This transaction is being accounted for as a financing arrangement. The total amount of the lease obligation is $29.0 million. The lease agreement includes financial covenants that are not more restrictive than those of existing loan agreements. As part of the transaction, the Company received net proceeds of $20,880 and an $8,120 11% note receivable which matures September 2006 and is included in "other assets, net." The future minimum lease payments related to the capital lease obligation are included in the five year schedule above.

Operating Leases

     During June 1999, the Company entered into an $18,000 operating lease agreement to finance the construction of the new unautomated distribution center in Stockton. This distribution center replaced the Sacramento, California area facility. Under this agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The initial lease term is five years. The lease provides for a residual value guarantee and includes a purchase option based on the initial cost of the property. The Company estimates its liability, if any, under the residual value guarantee and records additional rent expense on a straight-line basis over the remaining lease term. (See Note 11)

     The Company is responsible for payments under leases for former distribution centers located in Memphis, Tennessee and Sacramento and the former corporate headquarters and distribution center in Norfolk, Virginia. The leases for the facilities expire in September 2005, June 2008, and December 2009, respectively. The lease for the Norfolk facility is from a partnership owned by related parties. The future minimum lease payments for each facility are included in the five-year schedule above. The Company receives sublease income in connection with the Norfolk and Memphis facilities from sublease agreements which expire in February 2008 and December 2000, respectively. The sublease income on the Norfolk facility exceeds the annual obligation of $656 under the lease. Due to the uncertainty regarding the ultimate recovery of the future lease payments and the investment in the improvements in the building in Memphis and Sacramento, the Company recorded a $1,300 loss contingency related to Sacramento in 1999 and a $1,125 loss contingency related to Memphis in 1998. The loss contingency for Memphis was reduced $700 in 1999 due to favorable developments.

     The Company also leases properties for three of its stores from partnerships owned by related parties. The total rental payments related to the leases for the former corporate headquarters and distribution center and these stores were $794, $790 and $789 for the years ended December 31, 1999, 1998 and 1997, respectively. Rental expense for these properties is included in the rental expense disclosure below.

     Rental  expense  for  store,   distribution  center  and  former  corporate
headquarters operating leases included in the accompanying consolidated income statements for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999          1998          1997
                                              ----          ----          ----

     Minimum rentals.....................  $ 65,480      $ 51,693      $ 42,143
     Contingent rentals..................     1,613         1,374         1,837
                                             ------        ------        ------
            Total........................  $ 67,093      $ 53,067      $ 43,980
                                             ======        ======        ======

NOTE 5 - BALANCE SHEET COMPONENTS

Net property and equipment as of December 31, 1999 and 1998 consists of the following:

                                                           1999          1998
                                                           ----          ----

     Land   ...........................................  $  8,051     $  8,051
     Buildings.........................................    28,468       17,714
     Improvements......................................    61,779       47,508
     Furniture, fixtures and equipment.................   111,033       80,729
     Transportation vehicles...........................     3,248        3,903
     Construction in progress..........................     7,576       20,918
                                                          -------      -------
           Total property and equipment................   220,155      178,823

     Less accumulated depreciation and amortization....    76,132       56,320
                                                          -------      -------

           Total ......................................  $144,023     $122,503
                                                          =======      =======

Other current liabilities as of December 31, 1999 and 1998 consists of the following:

                                                            1999         1998
                                                            ----         ----

     Compensation and benefits.........................  $ 12,132     $ 13,496
     Taxes (other than income taxes)...................    13,963       10,355
     Other.............................................     2,939        2,137
                                                           ------       ------
           Total ......................................  $ 29,034     $ 25,988
                                                           ======       ======

NOTE 6 - LONG-TERM DEBT

Long-term debt as of December 31, 1999 and 1998 consists of the following:

                                                            1999         1998
                                                            ----         ----
     7.29% Senior Notes, interest payable semiannually
     on April 30 and October 30, principal payable
     $6,000 per year beginning April 30, 2000..........  $ 30,000     $ 30,000

     Demand Revenue Bonds, interest payable monthly at a
     variable rate which was 6.9% at December 31, 1999,
     principal payable beginning June 2006, maturing
     June 2018.........................................    19,000       16,500

     Note payable, interest at 7.0%, paid in
     January 2000......................................     1,500          -
                                                            -----       ------

     Total long-term debt .............................    50,500       46,500
     Less current portion .............................    26,500       16,500
                                                           ------       ------
     Long-term debt, excluding current portion ........  $ 24,000     $ 30,000
                                                           ======       ======

     Maturities of long-term debt are as follows: 2000 - $26,500; 2001 - $6,000; 2002 - $6,000; 2003 - $6,000; 2004 - $6,000.

Senior Notes

     The holders of the Senior Notes have the right to require the Company to prepay the Notes in full without premium upon a change of control or upon certain other transactions by the Company. The Note agreements, among other things, prohibit certain mergers and consolidations, require the maintenance of certain specified ratios, require that the Notes rank pari passu with the Company's other debt and limit the amount of Company debt. In the event of default or a prepayment at the option of the Company, the Company is required to pay a prepayment penalty equal to a make-whole amount.

Demand Revenue Bonds

         On May 20, 1998, the Company entered into a Loan Agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19,000 to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's new distribution facility in Olive Branch. The Bonds do not contain a prepayment penalty as long as the interest rate remains variable. The Bonds are supported by a $19,300 letter of credit issued by one of the Company's existing lending banks. The letter of credit is renewable annually. The Letter of Credit and Reimbursement Agreement requires, among other things, the maintenance of certain specified ratios and restricts the payment of dividends. The Bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.

     On April 1, 1999, the Company  entered into an interest rate swap agreement
(swap) related to the $19,000 Loan Agreement with the MBFC (Loan Agreement). This swap converts the variable interest rate to a fixed rate and reduces the Company's exposure to interest rate fluctuations. Under this agreement, as amended, the Company pays interest to the bank which provided the swap at a fixed rate of 4.99%. In exchange, the bank pays the Company at a variable interest rate, which approximates the rate on the Loan Agreement. The variable interest rate of the swap is adjusted monthly. For months in which the interest rate as calculated under the agreement is greater than 8.28%, no payments are made by either party. The swap, effective through April 1, 2009, is for the entire amount outstanding under the Loan Agreement.

Note Payable

     The Company issued a note in connection with the acquisition of four stores from a small dollar store operator (see Note 2). The note bears interest at 7.0% and the Company paid all except $24 of the principal and accrued interest in January 2000. The remaining balance relates to certain contingent payments of store deposits.

Revolving Credit Facility

     On September 27, 1996, the Company entered into an Amended and Restated Revolving Credit Agreement with its banks (the Agreement). The Agreement provides for, among other things: (1) a $135,000 revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; (2) an annual facilities fee and annual agent's fee payable quarterly; and (3) the reduction of amounts outstanding under the Agreement for a period of 30 consecutive days between December 1, 1999 and March 1, 2000 to $10,000. There are no additional reduction requirements.

     The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. During 1998, the Agreement was amended to remove the restrictions on the amount of capital expenditures and on the minimum beneficial ownership of the founding shareholders. The Agreement matures on May 31, 2002. At December 31, 1999, the variable interest rate on the facility was 7.0%. At December 31, 1999 and 1998, no amounts were outstanding under the Agreement; however, approximately $42,387 of the $135,000 available under the Agreement was committed to certain letters of credit issued in relation to the routine purchase of imported merchandise at December 31, 1999.

Fair Value of Financial Instruments

     The carrying value of the Company's long-term debt approximates its fair value. The fair value is estimated by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities.

     The fair value of the interest rate swap is the estimated amount the Company would receive or pay to terminate the agreement as of the reporting date. The fair value of the interest rate swap at December 31, 1999 is $867.

NOTE 7 - MANAGEMENT ADVISORY SERVICES

     The Company has a financial and management advisory service agreement with one of its non-employee shareholders. The agreement provides for the payment of $200 annually over the term of the agreement. The agreement is terminable by vote of the Company's Board of Directors. During each of the years ended December 31, 1999, 1998 and 1997, the Company paid $200 under this agreement.

NOTE 8 - SHAREHOLDERS' EQUITY

Unattached Warrants

     The Company issued unattached warrants to purchase 2,792,450 shares of Common Stock on September 30, 1993 for $0.18 per warrant and unattached warrants to purchase 2,792,450 shares of Common Stock on February 22, 1994 for $0.18 per warrant. The warrants, which are held by certain Company shareholders, carry an exercise price of $0.86 per share, have been exercisable since

March 6, 1995 (the effective date of the Company's initial public offering), and expire on December 31, 2003. All warrants are outstanding at December 31, 1999.

Preferred Stock

     Effective February 1, 1995, the Articles of Incorporation were amended to authorize 10,000,000 shares of Preferred Stock, $0.01 par value per share.

Stock Dividends

     In connection with stock dividends authorized by the Board of Directors in 1998 and 1997, the Company issued one-half share for each outstanding share of Common Stock, payable June 29, 1998 to shareholders of record as of June 22, 1998, and payable July 21, 1997 to shareholders of record as of July 14, 1997, respectively. All share and per share data in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect these dividends, each having the effect of a 3-for-2 stock split.

Net Income Per Share

     The following table sets forth the calculation of basic and diluted net income per share:

                                                                 1999         1998         1997
                                                                 ----         ----         ----
                                                             (In thousands, except per share data)

     Basic net income per share:
       Net income ..........................................  $ 98,518     $ 71,553     $ 51,959
                                                                ------       ------       ------
       Weighted average number of common shares
         outstanding .......................................    61,839       61,185       60,714
                                                                ------       ------       ------
       Basic net income per share ..........................  $   1.59     $   1.17     $   0.86
                                                                ======       ======       ======

     Diluted net income per share:
       Net income ..........................................  $ 98,518     $ 71,553     $ 51,959
                                                                ------       ------       ------
       Weighted average number of common shares
         outstanding .......................................    61,839       61,185       60,714
       Dilutive effect of stock options and warrants
         (as determined by applying the treasury
         stock method) .....................................     6,296        6,441        6,268
                                                                ------       ------       ------
       Weighted average number of common shares and
         dilutive potential common shares
         outstanding .......................................    68,135       67,626       66,982
                                                                ------       ------       ------
       Diluted net income per share ........................  $   1.45     $   1.06     $   0.78
                                                                ======       ======       ======

NOTE 9 - PROFIT SHARING AND 401(K) RETIREMENT PLAN

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

     Contributions to and reimbursements by the Company of expenses of the plans included in the accompanying consolidated income statements for the years ended December 31 were as follows:

          1999.................................  $ 5,344
          1998.................................    4,017
          1997.................................    2,923

NOTE 10 - STOCK-BASED COMPENSATION PLANS

     At December 31, 1999, the Company has five stock-based compensation plans, which are described below.

Accounting Method

     The Company adopted the disclosure-only option under SFAS No. 123 as of January 1, 1996. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1996, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

                                                  1999        1998        1997
                                                  ----        ----        ----
     Net income:
        As reported.........................   $ 98,518    $ 71,553    $ 51,959
                                                 ======      ======      ======
        Pro forma...........................   $ 88,499    $ 64,813    $ 48,951
                                                 ======      ======      ======

     Basic net income per share:
        As reported.........................   $   1.59    $   1.17    $   0.86
                                                 ======      ======      ======
        Pro forma...........................   $   1.43    $   1.06    $   0.81
                                                 ======      ======      ======

     Diluted net income per share:
        As reported.........................   $   1.45    $   1.06    $   0.78
                                                 ======      ======      ======
        Pro forma...........................   $   1.30    $   0.96    $   0.73
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

     Under the 1995 Stock Incentive Plan (SIP), the Company may grant options to its employees for up to 5,400,000 shares of Common Stock. The exercise price of each option equals the market price of the Company's stock at the date of grant, unless a higher price is established by the Board of Directors, and an option's maximum term is ten years. Options granted under the SIP generally vest over a three-year period.

     The Step Ahead Investments, Inc. Long-Term Incentive Plan (SAI Plan) provided for the issuance of stock options, stock appreciation rights (SARs), phantom stock and restricted stock awards to officers and key employees. Effective with the merger with 98 Cent Clearance Center and in accordance with the terms of the SAI Plan, outstanding 98 Cent Clearance Center options were assumed by the Company and converted, based on 1.1212 Company options for each 98 Cent Clearance Center option, to options to purchase the Company's common stock. Options issued as a result of this conversion were fully vested as of the date of the merger. At the date of the merger, the SAI Plan was authorized to issue 400,000 shares subject to stock options, 40,000 phantom shares, 125,000 SARs, and 25,000 restricted stock awards. In 1996, 98 Cent Clearance Center converted all of the outstanding SARs and phantom stock awards to stock options and restricted stock awards, respectively.

     Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 165,000 shares were granted to five former officers of 98 Cent Clearance Center who were serving as employees or consultants of the Company following the merger. The options were granted as consideration for entering into non-competition agreements and a consulting agreement. The exercise price of each option equals the market price of the Company's stock at the date of grant, and an option's maximum term is ten years. Options granted under the Special Plan vest over a five-year period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               1999         1998        1997
                                               ----         ----        ----

     Expected term in years................        8           8          10
     Expected volatility...................    52.7%       50.4%       47.7%
     Annual dividend yield.................      -           -           -
     Risk-free interest rate...............     6.6%        4.9%        5.8%

     The following tables summarize the Company's various option plans, including the SAI Plan for the period prior to the merger with 98 Cent Clearance Center, as of December 31, 1999, 1998 and 1997, and changes during the years then ended and information about fixed options outstanding at December 31, 1999.




                                                               Stock Option Activity

                                          1999                         1998                          1997
                               --------------------------    --------------------------    --------------------------
                                               Weighted                       Weighted                      Weighted
                                                Average                        Average                       Average
                                               Per Share                      Per Share                     Per Share
                                               Exercise                       Exercise                      Exercise
                                 Shares          Price        Shares            Price        Shares           Price
                                 ------          -----        ------            -----        ------           -----
Outstanding at
   beginning of year.......     3,250,910      $ 21.50       2,404,642        $ 10.16      2,183,246         $  7.07
Granted....................       979,850        30.45       1,413,073          36.30        798,338           15.64
Exercised..................      (700,288)       11.33        (481,806)          8.91       (473,307)           4.59
Forfeited..................      (156,878)       31.58         (84,999)         18.19       (103,635)          12.60
                                ---------                    ---------                     ---------
Outstanding at
   end of year.............     3,373,594        25.68       3,250,910          21.50      2,404,642           10.16
                                =========                    =========                     =========

Options exercisable
   at end of year..........     1,474,729        18.10       1,344,067           8.98      1,087,587            6.04
                                =========                    =========                     =========

Weighted average fair
   value of options
   granted during the
   year....................                    $ 20.08                        $ 22.53                        $ 10.39


                                                    Stock Options Outstanding and Exercisable

                                             Options Outstanding                         Options Exercisable
                            -------------------------------------------------      -----------------------------
                                                   Weighted
                                 Number             Average          Weighted          Number           Weighted
      Range of                 Outstanding         Remaining          Average        Exercisable         Average
      Exercise               at December 31,      Contractual        Exercise      at December 31,      Exercise
       Prices                     1999               Life              Price            1999              Price
       ------                     ----               ----              -----            ----              -----

$1.29......................      152,053            (a)             $  1.29             152,053        $  1.29
$4.44 to $8.92.............      370,060          5.7 years            6.69             370,060           6.69
$10.15 to $14.89...........      625,032          6.9 years           14.73             447,303          14.66
$16.22 to $29.25...........      870,376          9.1 years           28.70              57,301          22.31
$31.00 to $36.13...........      831,950          8.4 years           34.44             312,285          34.37
$38.44 to $49.81...........      524,123          9.0 years           40.72             135,727          40.48
                               ---------                                              ---------

$1.29 to $49.81............    3,373,594          8.1 years         $ 25.68           1,474,729        $ 18.10
                               =========                                              =========

(a) Options granted under the SOP in 1993 and 1994 have no expiration date. They are therefore not included in the total weighted average remaining life.

Employee Stock Purchase Plan

     Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 506,250 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the price at the end of the quarterly offering period. Under the ESPP, the Company has sold 97,449 shares as of December 31, 1999.

     The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

     Expected term.............................  3 months
     Expected volatility.......................  21% to 34%
     Annual dividend yield.....................   -
     Risk-free interest rate...................  5.16% to 5.88% (annualized)

     The weighted average per share fair value of those purchase rights granted in 1999, 1998 and 1997 was $6.10, $6.28, and $3.97, respectively.

NOTE 11 - SUBSEQUENT EVENT (Unaudited)

     On January 13, 2000, the Company entered into a $35,000 operating lease agreement to finance the construction of a new automated distribution center in Savannah, Georgia. Under this agreement the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The initial lease term is five years with renewal options for two additional five-year periods. The lease provides for a residual value guarantee and includes a purchase option based on the initial cost of the property. When the assets are placed into service, the Company will estimate its liability, if any, under the residual value guarantee and record additional rent expense on a straight-line basis over the remaining lease term. The new facility is expected to be operational in early 2001.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following table sets forth certain unaudited results of operations for each quarter of 1999 and 1998. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period.

                                            First      Second      Third     Fourth
                                            Quarter  Quarter(1)   Quarter   Quarter(2)
                                            -------  ----------   -------   ----------
                                         (In thousands, except store and per share data)

1999:
  Net sales............................... $227,044   $253,216   $265,372   $452,329
  Gross profit............................ $ 80,865   $ 93,248   $ 98,047   $178,894
  Operating income........................ $ 18,520   $ 24,050   $ 26,969   $ 92,874
  Net income.............................. $ 11,327   $ 14,504   $ 16,102   $ 56,585
  Pro forma net income (3)................ $ 11,093   $ 14,233   $ 16,102   $ 56,585
  Diluted net income per share............ $   0.17   $   0.21   $   0.24   $   0.83
  Pro forma diluted net income per share.. $   0.16   $   0.21   $   0.24   $   0.83
  Stores open at end of quarter...........    1,227      1,291      1,344      1,383
  Comparable store net sales increase(4)..     5.2%       1.8%       5.6%       8.3%

1998:
  Net sales............................... $180,599   $205,209   $210,008   $348,307
  Gross profit............................ $ 63,989   $ 74,079   $ 77,994   $137,679
  Operating income........................ $ 13,578   $ 19,727   $ 21,508   $ 65,604
  Net income.............................. $  7,980   $ 11,806   $ 12,422   $ 39,345
  Pro forma net income (3)................ $  7,884   $ 11,507   $ 12,311   $ 38,826
  Diluted net income per share............ $   0.12   $   0.17   $   0.18   $   0.58
  Pro forma diluted net income per share.. $   0.12   $   0.17   $   0.18   $   0.57
  Stores open at end of quarter...........    1,003      1,063      1,139      1,179
  Comparable store net sales increase(4)..     6.4%      11.9%       5.5%       5.2%

(1) Included in gross profit in 1999 is $443 of merger related costs. Included in 1999 operating income is $443 of merger related costs and $607 of merger related expenses. Excluding the effects of these merger related items, for the second quarter 1999, gross profit would have been $93,691, operating income would have been $25,100, net income would have been $15,296, diluted net income per share would have been $0.22, pro forma net income would have been $15,025, and pro forma diluted net income per share would have been $0.22.

(2) Included in gross profit in 1998 is $1,301 of merger related costs. Included in 1998 operating income is $1,301 of merger related costs and $4,024 of merger related expenses. Excluding the effects of these merger related costs and expenses, for the fourth quarter 1998, gross profit would have been $138,980, operating income would have been $70,929, net income would have been $43,546, diluted net income per share would have been $0.64, pro forma net income would have been $43,027, and pro forma diluted net income per share would have been $0.63.

(3) Amounts include a pro forma adjustment for C-corporation income taxes relating to Only $One of $271 for the second quarter 1999, $234 for the first quarter 1999, $519 for the fourth quarter 1998, $111 for the third quarter 1998, $299 for the second quarter 1998, and $96 for the first quarter 1998.

(4) Easter will be observed on April 23, 2000 and was observed on April 4, 1999, April 12, 1998, and March 30, 1997.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 25, 2000, under the caption "Election of Directors."

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.  Financial   Statements.   Reference   is  made  to  the  Index  to  the
         Consolidated Financial Statements set forth under Part II, Item 8, on page 23 of this Form 10-K.

     2. Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

     3. Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 43 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.


(b) The following reports on Form 8-K were filed since September 30, 1999.

     1. Report on Form 8-K, filed January 26, 2000, included a press release regarding earnings for the quarter and year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DOLLAR TREE STORES, INC.


DATE: February 29, 2000               By: /s/ Macon F. Brock, Jr.
                                          ------------------------------------
                                           Macon F. Brock, Jr.
                                           President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature                  Title                            Date
        ---------                  -----                            ----


/s/ J. Douglas Perry
--------------------
J. Douglas Perry               Chairman of the Board;          February 29, 2000
                               Director

/s/ Macon F. Brock, Jr.
-----------------------
Macon F. Brock, Jr.            President and Chief Executive   February 29, 2000
                               Officer; Director (principal
                               executive officer)

/s/ H. Ray Compton
------------------
H. Ray Compton                 Executive Vice President;       February 29, 2000
                               Director


/s/ John F. Megrue
------------------
John F. Megrue                 Vice Chairman; Director         February 29, 2000


/s/ Frederick C. Coble
----------------------
Frederick C. Coble             Senior Vice President and       February 29, 2000
                               Chief Financial Officer
                               (principal financial and
                               accounting officer)


/s/ Richard G. Lesser
---------------------
Richard G. Lesser              Director                        February 29, 2000



/s/ Thomas A. Saunders, III
---------------------------
Thomas A. Saunders, III        Director                        February 29, 2000



/s/ Alan L. Wurtzel
-------------------
Alan L. Wurtzel                Director                        February 29, 2000


/s/ Frank Doczi
---------------
Frank Doczi                    Director                        February 29, 2000

                                Index to Exhibits

3.    Articles and Bylaws

      3.1 Third Restated Articles of Incorporation of Dollar Tree Stores, Inc. (the Company), as amended (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 incorporated herein by this reference)

      3.2 Second Restated Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-88502, incorporated herein by this reference)

10.   Material Contracts

(a)   The following document(s) is/are filed herewith:

      10.1 Seventh Amendment to Amended and Restated Revolving Credit Agreement (Amended and Restated Credit Agreement) dated September 15, 1999 by and among Dollar Tree Stores, Inc., Dollar Tree Distribution, Inc., Dollar Tree Management, Inc., BankBoston, N.A., Bank of America, N.A., Crestar Bank, First Union National Bank, Amsouth Bank of Alabama, Union Bank of California, N.A.

      10.2 Master Lease Agreement between Atlantic Financial Group, LTD., as Lessor, and Dollar Tree Distribution, Inc. and Certain Other Subsidiaries of Dollar Tree Stores, Inc., as Lessee dated January 13, 2000

      10.3  Appendix  A  to  Master   Agreement,   Lease,   Loan  Agreement  and
            Construction Agency Agreement

      10.4 Master Agreement among Dollar Tree Stores, Inc., as a Guarantor, Dollar Tree Distribution, Inc. and Certain Other Subsidiaries of Dollar Tree Stores, Inc. That May Hereafter Become Party Hereto, as Lessees, Atlantic Financial Group, LTD., as Lessor, Certain Financial Institutions Parties Hereto, as Lenders and Crestar Bank, as Agent, dated January 13, 2000

      10.5 Dollar Tree Stores, Inc. Supplemental Deferred Compensation Plan dated February 24, 2000.

(b) The following documents, filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 are incorporated herein by this reference:

      10.6 Merger Agreement by and among Dollar Tree Stores, Inc., Dollar Tree New York, Inc., Tehan's Merchandising, Inc., dated June 15, 1999

      10.7 Credit Agreement among First Security Bank, National Association and First Union National Bank, dated June 2, 1999

      10.8 Agency Agreement between Dollar Tree Distribution, Inc. and First Security Bank, National Association, dated June 2, 1999

      10.9 Trust Agreement between First Union National Bank and First Security Bank, National Association, dated June 2, 1999

      10.10 Security Agreement between First Security Bank, National Association and First Union National Bank and accepted and agreed to by Dollar Tree Distribution, Inc., dated June 2, 1999

      10.11 Lease Agreement between First Security Bank, National Association, and Dollar Tree Distribution, Inc., dated June 2, 1999

      10.12 Participation Agreement among Dollar Tree Distribution, Inc. First Security Bank, National Association and First Union National Bank, dated June 2, 1999

(c) The following document, filed as Exhibit 2.2 to the Company's Form S-3 on August 18, 1999 is incorporated herein by this reference:

      10.13 Amendment to Merger Agreement dated June 22, 1999 by and among Dollar Tree Stores, Inc., Dollar Tree New York, Inc., Tehan's and the Shareholders

(d) The following documents, filed as Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 are incorporated herein by this reference:

      10.14 Master Lease Agreement between DTS Properties, Inc. and Dollar Tree Stores, Inc., dated September 30, 1999 (Confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

      10.15 Purchase and Sale Agreement by and between Dollar Tree Stores, Inc. and DTS Properties, Inc., dated September 30, 1999


21.   Subsidiaries of the Registrant

      21.1  Subsidiaries

23.   Consents of Experts and Counsel

      23.1  Consent of Independent Auditors

27.   Financial Data Schedule

      27.1 Financial Data Schedule as of and for the years ended December 31, 1999, December 31, 1998 and December 31, 1997. Years 1998 and 1997
            have been restated to give effect to the pooling-of-interests merger with Only $One
                                       44