Form 10-Q
period 2000-03-31
DOLLAR TREE STORES INC
filed 2000-05-10
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 2000


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

                           Yes (X)                   No ( )

As of May 8, 2000 there were 68,484,937 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                and subsidiaries

                                      INDEX

                  PART I.  FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
          March 31, 2000 and December 31, 1999...........................   3

         Condensed Consolidated Income Statements
          Three months ended March 31, 2000 and 1999.....................   4

         Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2000 and 1999.....................   5

         Notes to Condensed Consolidated Financial Statements............   6

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  11

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................  11

Item 6. Exhibits and Reports on Form 8-K.................................  11

        Signatures.......................................................  13



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             (Unaudited)
                                                              March 31,         December 31,
                                                                 2000               1999
                                                              ----------        ------------
                   ASSETS
Current assets:
     Cash and cash equivalents...........................       $ 81,166          $176,514
     Merchandise inventories.............................        255,239           174,582
     Deferred tax asset..................................          5,056             5,398
     Prepaid expenses and other current assets...........         11,233            13,001
                                                                 -------           -------

         Total current assets............................        352,694           369,495
                                                                 -------           -------

Property and equipment, net..............................        152,867           144,023
Goodwill, net ...........................................         41,890            42,394
Other assets, net........................................         14,984            15,216
                                                                 -------           -------

         TOTAL ASSETS....................................       $562,435          $571,128
                                                                 =======           =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................       $ 63,880          $ 63,170
     Income taxes payable................................         12,058            28,063
     Other current liabilities...........................         17,067            29,034
     Current portion of long-term debt...................         25,025            26,500
     Current installments of obligations
        under capital leases.............................          3,264             3,183
                                                                 -------           -------

         Total current liabilities.......................        121,294           149,950
                                                                 -------           -------

Long-term debt, excluding current portion................         24,000            24,000
Obligations under capital leases,
   excluding current installments........................         27,591            28,375
Deferred tax liability...................................          1,010             1,182
Other liabilities........................................          6,234             6,650
                                                                 -------           -------

         Total liabilities...............................        180,129           210,157
                                                                 -------           -------

Shareholders' equity:
     Common stock, par value $0.01. Authorized
       300,000,000 shares, 62,375,945 shares
       issued and outstanding at March 31, 2000
       and 62,111,143 shares issued and
       outstanding at December 31, 1999..................            624               621
     Additional paid-in capital..........................         79,052            72,539
     Retained earnings...................................        302,630           287,811
                                                                 -------           -------
         Total shareholders' equity......................        382,306           360,971
                                                                 -------           -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......       $562,435          $571,128
                                                                 =======           =======



     See accompanying Notes to Condensed Consolidated Financial Statements.



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                             2000             1999
                                                             ----             ----

Net sales     ......................................     $291,599          $227,044
Cost of sales ......................................      187,657           146,179
                                                          -------           -------
         Gross profit...............................      103,942            80,865
                                                          -------           -------

Selling, general and administrative expenses:
     Operating expenses.............................       72,139            56,125
     Depreciation and amortization..................        7,862             6,220
                                                          -------           -------
         Total selling, general
          and administrative expenses...............       80,001            62,345
                                                          -------           -------

Operating income....................................       23,941            18,520
Interest income.....................................        1,776               400
Interest expense....................................       (1,622)             (882)
                                                          -------           -------

Income before income taxes..........................       24,095            18,038

Provision for income taxes..........................        9,276             6,711
                                                          -------            ------

         Net income.................................     $ 14,819          $ 11,327
                                                          =======           =======

Net income per share (note 2):
     Basic net income per share.....................     $   0.24          $   0.18
                                                          =======           =======

     Diluted net income per share...................     $   0.22          $   0.17
                                                          =======           =======

Pro forma income data (note 2):
     Net income.....................................     $ 14,819          $ 11,327
     Pro forma adjustment for
       C-corporation income taxes...................          -                 234
                                                          -------           -------
     Pro forma net income...........................     $ 14,819          $ 11,093
                                                          =======           =======

     Pro forma basic net income per share...........     $   0.24          $   0.18
                                                          =======           =======

     Pro forma diluted net income per share.........     $   0.22          $   0.16
                                                          =======           =======

Weighted average number of common
  shares outstanding................................       62,237            61,543
                                                          =======           =======
Weighted average number of common
  shares and dilutive potential
  common shares outstanding.........................       68,589            67,909
                                                          =======           =======


     See accompanying Notes to Condensed Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                2000           1999
                                                                ----           ----
Cash flows from operating activities:
 Net income   ............................................    $ 14,819       $ 11,327
                                                               -------        -------

 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization.........................       7,862          6,220
    Loss on disposal of property and equipment............         205             60
    Lease loss accrual....................................        (283)          (255)
    Provision for deferred income taxes...................         170           (487)
   Changes in  assets  and  liabilities  increasing
    (decreasing)  cash and cash equivalents:
       Merchandise inventories............................     (80,657)       (33,909)
       Prepaid expenses and other current assets..........       1,768            826
       Other assets.......................................         111            271
       Accounts payable...................................         710        (10,219)
       Income taxes payable...............................     (12,077)       (12,018)
       Other current liabilities..........................     (13,075)        (9,849)
       Other liabilities..................................         (23)          (365)
                                                               -------        -------
         Total adjustments................................     (95,289)       (59,725)
                                                               -------        -------
         Net cash used in operating activities............     (80,470)       (48,398)
                                                               -------        -------

Cash flows from investing activities:
 Capital expenditures.....................................     (16,283)        (9,813)
 Proceeds from sale of property and equipment.............          65             27
                                                               -------        -------
        Net cash used in investing activities.............     (16,218)        (9,786)
                                                               -------        -------

Cash flows from financing activities:
 Proceeds from long-term debt.............................         -            2,000
 Payment of long-term debt................................      (1,475)           -
 Principal payments under capital lease obligations.......        (771)          (110)
 Proceeds from stock issued pursuant to stock-based
  compensation plans......................................       3,586          2,997
 Distributions paid (note 2)..............................         -             (350)
                                                               -------        -------
     Net cash provided by financing activities............       1,340          4,537
                                                               -------        -------

Net decrease in cash and cash equivalents.................     (95,348)       (53,647)
Cash and cash equivalents at beginning of period..........     176,514         74,644
                                                               -------        -------

Cash and cash equivalents at end of period................    $ 81,166       $ 20,997
                                                               =======        =======



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements at March 31, 2000, and for the three-month period then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

         The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-K filed March 17, 2000. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

2. NET INCOME PER SHARE

         The following table sets forth the calculation of basic and diluted net income per share:

                                                             Three months ended
                                                                   March 31,
                                                               2000         1999
                                                               ----         ----
                                                               (In thousands,
                                                           except per share data)

Basic net income per share:
     Net income..................................           $14,819        $11,327
                                                             ------         ------
     Weighted average number of
       common shares outstanding................             62,237         61,543
                                                             ------         ------
          Basic net income per share.............           $  0.24        $  0.18
                                                             ======         ======

Diluted net income per share:
     Net income..................................           $14,819        $11,327
                                                             ------         ------
     Weighted average number of
       common shares outstanding.................            62,237         61,543
     Dilutive effect of stock options and
       warrants (as determined by applying
       the treasury stock method)...............              6,352          6,366
                                                             ------          -----
     Weighted average number of
       common shares and dilutive potential
       common shares outstanding.................            68,589         67,909
                                                             ------         ------
          Diluted net income per share......                $  0.22        $  0.17
                                                             ======         ======

         The pro forma provision for income taxes presented in the condensed consolidated income statements represents an estimate of the taxes that would have been recorded had Only $One been a C-corporation prior to the merger on June 30, 1999. Distributions paid presented in the condensed consolidated statements of cash flows represents distributions paid to the Only $One shareholders for payment of their pass-through tax liabilities.

         On March 7, 2000, the Board of Directors granted options to employees under the Company's Stock Incentive Plan to purchase 1,139,350 shares of the Company's common stock.

3. Subsequent Event

         On May 5, 2000, the Company completed a merger with privately-held, Philadelphia-based Dollar Express, Inc. (Dollar Express), which operated 107 single-price point stores under the name "Dollar Expres$." These stores offer variety merchandise at a fixed price of $1.00 and are located in six states in the Mid-Atlantic region. Dollar Express also operated 25 multi-price point stores under the name "Spain's Card and Gifts" in the Philadelphia area. The merger will be accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Dollar Express. The Company issued or reserved 6,000,000 shares of its common stock for all of the Dollar Express outstanding common stock and options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.

A   WARNING   ABOUT   FORWARD-LOOKING   STATEMENTS:   This   document   contains
"forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements--which typically use words such as believe, anticipate, expect, intend, plan, or estimate--address future events, developments or results. For example, our forward-looking statements include statements regarding:

          o    our anticipated comparable store net sales and growth plans;

          o    the   stability   of  our   sources  of  supply  in  the  future,
               particularly China; and

          o our future operating costs, such as merchandise and shipping costs, wages and rents.

         These forward-looking statements are subject to numerous risks and uncertainties which may affect us including:

          o    possible   difficulties   in  meeting  our  expansion  goals  and
               anticipated comparable store net sales;

          o possible delays, costs and other difficulties in integrating Dollar Express with our business;

          o    possible  increases in merchandise  costs,  shipping rates,  wage
               levels,   inflation,   competition  and  other  adverse  economic
               factors;

          o our vulnerability to changes in our foreign trade relations and import tariffs and restrictions, particularly those affecting China; and

          o the capacity and performance of our distribution system and our ability to expand its capacity in time to support our net sales growth.

         For additional discussion of the factors that could affect our actual results, performance or actions, see "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 1999 Annual Report on Form 10-K.

         Our forward-looking statements could be wrong in light of these and other risks, uncertainties, and assumptions. The future events, developments or results described in this report or our most recent prospectus could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

Results of Operations

The Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Net Sales. Net sales increased $64.6 million, or 28.4%, to $291.6 million for the three months ended March 31, 2000, from $227.0 million for the three months ended March 31, 1999. We attribute this increase to the following:

          o sales at new stores opened in 2000 and 1999, which are not included in our comparable store net sales calculation; and

          o a 4.6% increase in comparable store net sales in the first quarter of 2000.

         The  increase  in  comparable   store  net  sales   resulted  from  our
continually improving merchandise and a wider variety of consumable product offerings. Our results in the first quarter were significantly affected by the move of Easter from April 4 in 1999 to April 23 in 2000. Generally, first quarter 1999 results reflect the positive effects of the entire Easter selling season.

         During the first quarter of 2000, we added 52 new stores and closed one store, compared to 49 new stores opened and one store closed in the first quarter of 1999. Consistent with 1999, we continue to open a number of larger stores in the 8,000 to 12,000 total square foot range and increase the number of store expansions. During the first quarter 2000, we added 5.7% to our total square footage, compared to increasing total square footage by 4.8% for the same period last year. Not including our merger with Dollar Express in May 2000, we expect to increase our total square footage by 23% to 25% for calendar year 2000. Our management anticipates that future net sales growth will come mostly from square footage growth related to new store openings and expansion of existing stores.

         Gross Profit. Gross profit increased $23.1 million, or 28.5%. Our gross profit expressed as a percentage of sales is called our "gross profit margin." Our gross profit margin remained consistent at 35.6% in the first quarter of 2000 compared to the first quarter of 1999. Merchandise costs, which include freight costs, as a percentage of net sales, increased slightly compared to the first quarter of 1999 because of the increase in the trans-Pacific shipping rates in May 1999 and slightly higher domestic freight costs resulting from increased fuel costs. We expect increased freight costs to continue through the third quarter of 2000 because we were not significantly impacted by the increased trans-Pacific shipping rates until the fourth quarter of 1999.

         The above increase was partially offset by the decrease in certain costs as a percentage of sales:

          o Occupancy costs decreased as a result of increased comparable store net sales.

          o Markdowns decreased because of our continually improving product offerings as evidenced by the increase in comparable store net sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased $16.0 million, or 28.5%. Selling, general and administrative expenses, excluding depreciation and amortization, was 24.7%, as a percentage of net sales, for the three months ended March 31, 2000 and March 31, 1999. Depreciation and amortization increased $1.6 million, but remained at 2.7%, as a percentage of net sales, for the three months ended March 31, 2000 and March 31, 1999.

         Increases in expenses can have a negative impact on our operating results, especially since we cannot pass on increased expenses to our customers by increasing our merchandise prices. Consequently, our future success depends, in large part, on our ability to control costs.

         Operating Income. Our operating income increased $5.4 million or 29.3%. As a percentage of net sales, operating income remained consistent at 8.2% in the first quarter of 2000 compared to the first quarter of 1999.

         Interest Income/Expense. Interest income increased to $1.8 million in the first quarter of 2000 from $0.4 million in the first quarter of 1999. This increase in interest income resulted from a higher cash position throughout the three months ended March 31, 2000 compared with the three months ended March 31, 1999. Interest expense increased to $1.6 million in the first quarter of 2000 from $0.9 million in the first quarter of 1999. This increase is primarily the result of interest expense related to capital lease obligations, which resulted from the sale-leaseback transaction entered into in the third quarter of 1999.

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

         The following table compares certain cash-related information for the three months ended March 31, 2000 and 1999:

                                                Three Months Ended March 31,
                                                   2000           1999
                                                   ----           ----
                                                        (in millions)
Net cash provided by (used in):
         Operating activities..............      $(80.5)        $(48.4)
         Investing activities..............       (16.2)          (9.8)
         Financing activities..............         1.3            4.5

         Cash used in operating activities is generally expended to build inventory levels. The significant increase in inventory levels during the first quarter of 2000 reflects the build-up of inventory for the Easter selling season.

         Cash used in investing activities was used primarily to open new stores.

         Cash provided by financing activities was obtained from the following:

          o    in 2000 and 1999, the exercise of stock options; and

          o    in 1999,  the issuance of an additional  $2.0 million in callable
               bonds   related  to  the   construction   of  the  Olive   Branch
               distribution facility.

         At March 31, 2000, our borrowings under our bank facility, senior notes and bonds were $49.0 million and we had an additional $135.0 million available through our bank facility. Of the amount available, approximately $35.8 million was committed to letters of credit issued for the routine purchase of imported merchandise.

Recent Developments

         On May 5, 2000, we completed a merger with privately-held, Philadelphia-based Dollar Express, Inc., which operated 107 single-price point stores under the name "Dollar Expres$." These stores offer variety merchandise at a fixed price of $1.00 and are located in six states in the Mid-Atlantic region. Dollar Express also operated 25 multi-price point stores under the name "Spain's Card and Gifts" in the Philadelphia area. The merger will be accounted for as a pooling-of-interests. We issued or reserved 6,000,000 shares of our common stock for all of Dollar Express's outstanding common stock and options.

         We expect to incur approximately $6.0 to $7.0 million in merger related expenses, consisting primarily of professional fees, the write-off of Dollar Express's initial public offering costs and inventory write-downs, which will be charged to operations during the second quarter of 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There have been no material changes in our market risk exposures during the three months ended March 31, 2000.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         Alper Lawsuit. We previously reported in our 1999 Annual Report on Form 10-K a dispute involving Michael and Pamela Alper and a corporation they control. No litigation is currently pending against us in this matter.

         Consumer Products Liability. We recalled (in cooperation with the Consumer Products Safety Commission) approximately 155,000 retractable dog leashes which allegedly caused several personal injuries, as previously reported in our 1999 Annual Report on Form 10-K. There have been no material developments regarding this matter in 2000.

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

         We believe that the ultimate outcome of the above matters will not have a material adverse effect on our financial condition or results of operations. Nevertheless, there can be no assurance regarding the ultimate outcome of any future litigation, and any such litigation may have a material adverse effect on our financial condition or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following documents, filed as Exhibits 2.1 and 4.1 to the Company's Form 8-K on April 11, 2000 are incorporated herein by this reference:

       10.1 Merger Agreement dated April 5, 2000 by and among Dollar Tree Stores, Inc., DT Keystone, Inc., Dollar Express, Inc. and The Shareholders of Dollar Express, Inc.

       10.2  Registration Rights Agreement dated April 5, 2000.

         The following document, filed as Exhibit 10.1 to the Company's Form S-3 on April 28, 2000 is incorporated herein by this reference:

       10.3 Form of Escrow Agreement by and among Dollar Tree Stores, Inc., State Street Bank & Trust, Bernard Spain, William Woo and the Shareholders.

(b) Reports on Form 8-K.

         The following report on Form 8-K was filed during the first quarter of 2000:

         1. Report on Form 8-K, filed January 26, 2000, included a press release regarding earnings for the quarter and year ended December 31, 1999.

Also, in April 2000, we filed the following reports on Form 8-K:

         1. Report on Form 8-K filed April 11, 2000, included a press release regarding the signing of a definitive merger agreement with Dollar Express, Inc. and first quarter sales.

         2. Report on Form 8-K, filed April 27, 2000, included a press release regarding earnings for the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:     May 10, 2000

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