Form 10-Q
period 2000-06-30
DOLLAR TREE STORES INC
filed 2000-08-11
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the  quarterly  period ended June 30, 2000


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

                           Yes (X)                   No ( )

As of August 9, 2000, there were 107,399,880 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                  PART I.  FINANCIAL INFORMATION                            Page
                                                                            ----

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999..........................       3

        Condensed Consolidated Income Statements
          Three months and six months ended June 30, 2000 and 1999.....       4

        Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999......................       5

         Notes to Condensed Consolidated Financial Statements..........       6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................       8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....      14

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................      15

Item 2. Changes in Securities and Use of Proceeds......................      15

Item 4. Submission of Matters to a Vote of Security Holders............      15

Item 5. Other Information..............................................      16

Item 6. Exhibits and Reports on Form 8-K...............................      16

        Signatures.....................................................      17



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                            June 30,        December 31,
                                                                                              2000              1999
                                                                                            --------        ------------
                                                                                           (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents ......................................................        $ 55,417         $181,587
     Merchandise inventories ........................................................         284,517          192,838
     Deferred tax asset .............................................................           6,031            6,093
     Prepaid expenses and other current assets ......................................          15,176           14,588
                                                                                              -------          -------
         Total current assets .......................................................         361,141          395,106
                                                                                              -------          -------

Property and equipment, net .........................................................         184,374          157,368
Deferred tax asset ..................................................................             818              470
Goodwill, net .......................................................................          41,385           42,394
Other assets, net ...................................................................          15,061           15,895
                                                                                              -------          -------
         TOTAL ASSETS ...............................................................        $602,779         $611,233
                                                                                              =======          =======

     LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...............................................................        $ 79,455         $ 73,878
     Income taxes payable ...........................................................           4,768           29,193
     Other current liabilities ......................................................          24,276           34,942
     Current portion of long-term debt (note 4) .....................................          25,025           28,070
     Current installments of obligations
         under capital leases .......................................................           3,333            3,190
                                                                                              -------          -------
         Total current liabilities ..................................................         136,857          169,273
                                                                                              -------          -------

Long-term debt, excluding current portion (note 4) ..................................          18,000           49,138
Obligations under capital leases,
     excluding current installments .................................................          26,733           28,375
Common stock put warrants of Dollar Express (note 3) ................................            --              4,394
Other liabilities ...................................................................           8,719            8,644
                                                                                              -------          -------
         Total liabilities ..........................................................         190,309          259,824
                                                                                              -------          -------

Cumulative convertible manditorily redeemable
     preferred stock of Dollar Express (note 3) .....................................            --             35,171

Shareholders' equity (notes 3 and 5):
     Common stock, par value $0.01.  Authorized 450,000,000 shares,  102,979,895 shares issued and  outstanding at June 30, 2000 and  98,842,201  shares
         issued and outstanding at December 31, 1999 ................................           1,030              659
     Additional paid-in capital .....................................................         137,205           75,031
     Retained earnings ..............................................................         274,235          240,548
                                                                                              -------          -------
         Total shareholders' equity .................................................         412,470          316,238
                                                                                              -------          -------
         TOTAL LIABILITIES, MANDITORILY REDEEMABLE
              PREFERRED STOCK AND SHAREHOLDERS' EQUITY ..............................        $602,779         $611,233
                                                                                              =======          =======


      See accompanying Notes to Condensed Consolidated Financial Statements





                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                           --------------------       -------------------
                                                            2000         1999          2000        1999
                                                           -------      -------       -------     -------

Net sales..............................................   $384,503     $288,148      $711,614    $546,239
Cost of sales .........................................    246,458      184,389       459,996     352,780
Merger related costs (note 3)..........................      1,100          443         1,100         443
                                                           -------      -------       -------     -------
         Gross profit..................................    136,945      103,316       250,518     193,016
                                                           -------      -------       -------     -------

Selling, general and administrative expenses:
     Operating expenses................................     87,697       68,854       169,358     131,371
     Merger related expenses (note 3)..................      3,266          607         3,266         607
     Depreciation and amortization.....................      9,556        7,622        18,249      14,354
                                                           -------      -------       -------     -------
         Total selling, general
           and administrative expenses.................    100,519       77,083       190,873     146,332
                                                           -------      -------       -------     -------

         Operating income..............................     36,426       26,233        59,645      46,684
Interest income........................................      1,319          258         3,097         674
Interest expense.......................................     (1,937)      (1,583)       (4,215)     (2,863)
                                                           -------      -------       -------     -------
         Income before income taxes....................     35,808       24,908        58,527      44,495
Provision for income taxes.............................     14,273        9,540        23,040      14,781
                                                           -------      -------       -------     -------
         Income before extraordinary item..............     21,535       15,368        35,487      29,714
Loss on debt extinguishment, net of
   tax benefit of $242.................................        387         --             387        --
                                                           -------      -------       -------     -------
         Net income....................................     21,148       15,368        35,100      29,714
Preferred stock dividends and accretion................        337          742         1,413       1,182
                                                           -------      -------       -------     -------
         Net income available to
           common shareholders.........................   $ 20,811     $ 14,626      $ 33,687    $ 28,532
                                                           =======      =======       =======     =======

Pro forma income data (note 2):
     Net income available to common
       shareholders....................................   $ 20,811     $ 14,626      $ 33,687    $ 28,532
     Pro forma adjustment for C-corporation
       income taxes....................................       --            271          --           505
                                                           -------      -------       -------     -------
     Pro forma net income available to
       common shareholders.............................   $ 20,811     $ 14,355      $ 33,687    $ 28,027
                                                           =======      =======       =======     =======

Basic pro forma net income per common share:
     Pro forma income before extraordinary
       item............................................   $   0.21     $   0.15      $   0.34    $   0.29
     Pro forma net income..............................       0.20         0.15          0.34        0.29

Diluted pro forma net income per common share:
     Pro forma income before extraordinary
       item............................................   $   0.19     $   0.13      $   0.31    $   0.26
     Pro forma net income..............................       0.19         0.13          0.31        0.26


      See accompanying Notes to Condensed Consolidated Financial Statements






                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         -----------------------
                                                                           2000           1999
                                                                         -------         -------
Cash flows from operating activities:
 Net income   ....................................................      $ 35,100        $ 29,714
                                                                         -------         -------
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization ................................        18,249          14,354
    Loss on disposal of property and equipment ...................           467             241
    Extraordinary loss on early extinguishment of debt ...........           629            --
    Lease loss accrual ...........................................          (283)           (339)
    Provision for deferred income taxes ..........................          (286)         (3,222)
    Changes in assets and liabilities increasing
     (decreasing) cash and cash equivalents:
       Merchandise inventories ...................................       (91,679)        (50,785)
       Prepaid expenses and other current assets .................        (1,217)           (769)
       Other assets, net .........................................           579             404
       Accounts payable ..........................................         5,577           7,699
       Income taxes payable ......................................       (15,877)        (12,691)
       Other current liabilities .................................       (10,776)         (7,910)
       Other liabilities .........................................           468             138
                                                                         -------         -------
         Total adjustments .......................................       (94,149)        (52,880)
                                                                         -------         -------
              Net cash used in operating activities ..............       (59,049)        (23,166)
                                                                         -------         -------

Cash flows from investing activities:
 Capital expenditures ............................................       (44,532)        (26,797)
 Proceeds from sale of property and equipment ....................           142              86
                                                                         -------         -------
              Net cash used in investing activities ..............       (44,390)        (26,711)
                                                                         -------         -------

Cash flows from financing activities:
 Distributions paid ..............................................          --           (60,934)
 Proceeds from long-term debt ....................................          --            22,500
 Proceeds from revolving credit facilities .......................         7,000          11,750
 Repayment of long-term debt and facility fees ...................       (27,683)           (791)
 Repayment of revolving credit facilities ........................       (13,500)         (4,000)
 Principal payments under capital lease obligations ..............        (1,567)           (251)
 Proceeds from issuance of preferred stock and common
     stock put warrants of Dollar Express ........................          --            32,156
 Proceeds from stock issued pursuant to
     stock-based compensation plans ..............................        13,019           4,805
                                                                         -------         -------
              Net cash provided by (used in) financing
                  activities .....................................       (22,731)          5,235
                                                                         -------         -------

Net decrease in cash and cash equivalents ........................      (126,170)        (44,642)
Cash and cash equivalents at beginning of period .................       181,587          84,714
                                                                         -------         -------
Cash and cash equivalents at end of period .......................      $ 55,417        $ 40,072
                                                                         =======         =======

      See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements at June 30, 2000, and for the three- and six-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     The condensed consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and notes thereto, for the year ended December 31, 1999 filed on Form 8-K on July 12, 2000. These supplemental consolidated financial statements should be read with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999, contained in the Dollar Tree Stores, Inc. (the Company) Prospectus dated August 2, 2000. These filings restate the consolidated financial statements to give retroactive effect to the pooling of interests with Dollar Express, Inc. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

2. PRO FORMA NET INCOME PER COMMON SHARE

     The following table sets forth the calculation of pro forma basic and pro forma diluted income before extraordinary item per common share:

                                                    Three months ended           Six months ended
                                                          June 30,                   June 30,
                                                    ------------------         -------------------
                                                      2000       1999            2000        1999
                                                    -------     ------         -------      ------
                                                       (In thousands, except per share data)
Pro forma basic income before
  extraordinary item per common share:
    Income before extraordinary item ...........   $ 21,535    $15,368        $ 35,487     $29,714
    Less: Preferred stock dividends and
      accretion ................................        337        742           1,413       1,182
                                                    -------     ------         -------      ------
    Income before extraordinary item
      available to common shareholders .........     21,198     14,626          34,074      28,532
    Pro forma adjustment for C-corporation
      income taxes .............................       --          271            --           505
                                                    -------     ------         -------      ------
    Pro forma income before extraordinary
      item available to common
      shareholders .............................   $ 21,198    $14,355        $ 34,074     $28,027
                                                    =======     ======         =======      ======
    Weighted average number of
      common shares outstanding ................    101,615     98,398         100,323      98,194
                                                    =======     ======         =======      ======
          Pro forma basic income before
             extraordinary item per common
             share .............................   $   0.21    $  0.15        $   0.34     $  0.29
                                                    =======     ======         =======      ======



                                                    Three months ended         Six months ended
                                                          June 30,                 June 30,
                                                    ------------------       ---------------------
                                                     2000        1999           2000        1999
                                                    -------    -------         -------     -------
                                                       (In thousands, except per share data)
Pro forma diluted income before
  extraordinary item per common share:

    Pro forma income before extraordinary
      item available to common
      shareholders .............................   $ 21,198   $ 14,355        $ 34,074    $ 28,027
                                                    =======    =======         =======     =======
    Weighted average number of
      common shares outstanding ................    101,615     98,398         100,323      98,194
    Dilutive effect of stock options and
      warrants (as determined by applying
      the treasury stock method) ...............     10,133      9,405           9,874       9,519
                                                    -------    -------         -------     -------
    Weighted average number of common
      shares and dilutive potential
      common shares outstanding ................    111,748    107,803         110,197     107,713
                                                    =======    =======         =======     =======
          Pro forma diluted income before
             extraordinary item per common
             share .............................   $   0.19   $   0.13        $   0.31    $   0.26
                                                    =======    =======         =======     =======

3. DOLLAR EXPRESS ACQUISITION

     On May 5, 2000, the Company completed its merger with privately-held, Philadelphia-based Dollar Express, Inc. (Dollar Express), which operated 107 single-price point stores under the name "Dollar Express." These stores offer variety merchandise at a fixed price of $1.00 and are located in six states in the Mid-Atlantic region. Dollar Express also operated 25 multi-price point stores under the name "Spain's Cards & Gifts" in the Philadelphia area. The Company issued .8772 shares of its common stock for each share of Dollar Express's outstanding common stock. The Company issued 8,771,928 shares of its common stock for all of the outstanding shares of Dollar Express's common stock, which included all of Dollar Express's preferred shares converted into common shares on a one-for-one basis. Stock options to purchase 260,000 shares of Dollar Express's common stock were converted into options to purchase 228,072 common shares of the Company. As a result of the merger, the Company's consolidated financial statements have been restated to retroactively combine Dollar Express's financial statements as if the merger had occurred at the beginning of the earliest period presented.

     Prior to February 5, 1999, Dollar Express was treated as an S-corporation for federal and state income tax purposes. As such, income of Dollar Express for periods prior to February 5, 1999 was taxable to the Dollar Express shareholders, rather than to Dollar Express. Effective February 5, 1999, Dollar Express converted from an S-corporation to a C-corporation and recorded the related cumulative deferred tax benefit of $2.2 million in the first quarter of 1999.

     In connection with the merger, the Company incurred approximately $4.4 million ($3.1 million after taxes, which decreased pro forma diluted net income per common share $0.02 for the second quarter) of merger related costs and expenses, consisting primarily of writedowns of inventory and professional fees. These expenses were charged to operations during the quarter ended June 30, 2000.

     With the consummation of the merger, the cumulative convertible manditorily redeemable preferred stock of Dollar Express was converted to common shares of Dollar Express and then into common shares of Dollar Tree. In addition, the common stock put warrants of Dollar Express were terminated. The amounts for the preferred stock and common stock put warrants were credited to additional paid-in capital during the three months ended June 30, 2000.

4. LONG-TERM DEBT

     In May 2000, the Company retired and terminated Dollar Express's $40.0 million term loan and revolving credit facility. This retirement resulted in an after-tax extraordinary loss of $387,000 due to the write-off of the related unamortized deferred financing fees.

5. STOCK DIVIDEND

     On May 25, 2000, the Board of Directors authorized a stock dividend, in which the Company issued one-half share for each outstanding share of common stock, payable June 19, 2000 to shareholders of record as of June 12, 2000. As a result, all share and per share data in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this dividend, having the effect of a 3-for-2 stock split.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "us" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as believe, anticipate, expect, intend, plan or estimate. For example, our forward-looking statements include statements regarding:

     o our anticipated comparable store net sales and net sales per square foot;

     o our growth plans, including our plans to add, expand or relocate stores;

     o    the integration of Dollar Express into our business;

     o the possible effect of inflation and other economic changes on our costs and profitability, including the possible effect of future changes in oceanic shipping rates, freight costs, fuel costs, minimum wage rates and wage costs;

     o our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

     o the capabilities of, and the cost of improving, our inventory supply chain processes; and

     o the future availability of quality merchandise that can be profitably sold for $1.00.

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

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections in our most recently filed prospectus.

     In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements in this document could turn out to be materially different from those we discuss or imply. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

Results of Operations

The Three Months Ended June 30, 2000 Compared To The Three Months Ended June 30, 1999

     Net Sales. Net sales increased 33.5% to $384.5 million for the three months ended June 30, 2000 from $288.1 million for the three months ended June 30, 1999. We attribute this $96.4 million increase in net sales to two factors:

     o Approximately 61% of the increase came from stores opened in 2000 and 1999, which are not included in our comparable store net sales calculation.

     o Approximately 39% of the increase came from comparable store net sales growth. Comparable store net sales increased 14.3% for the second quarter of 2000.

We believe our comparable store net sales increased because:

     o We benefited from Easter being observed on April 23, 2000 compared to April 4, 1999. Operating results in the second quarter of 2000 reflect the positive effects of selling the majority of our Easter merchandise in the second quarter in 2000 compared to the first quarter in 1999.

     o We improved the mix of our merchandise and offered more consumable products.

     o    We expanded and relocated stores.

     During the second quarter of 2000 we opened 73 new stores and closed four stores, compared to 71 new stores opened and three stores closed in the second quarter of 1999. We continue to open a number of larger stores in the 8,000 to 12,000 total square foot range and increase the number of store expansions. During the second quarter of 2000, we added 8.7% to our total square footage, compared to increasing total square footage by 6.6% in the same period last year. We expect to increase our total square footage by 25% to 27% for calendar year 2000 by adding 220 to 230 stores. Our management anticipates that future net sales growth will come mostly from square footage growth related to new store openings and expansion of existing stores. We expect that our future comparable store net sales increases, if any, will be lower than those we have experienced in the past.

     Gross Profit. Gross profit increased $33.6 million in the second quarter of 2000 compared to the same period in 1999, an increase of 32.5%. Our gross profit as a percentage of sales is called our gross profit margin. Our gross profit margin decreased 0.3% to 35.6% in the second quarter of 2000 compared to the second quarter of 1999. Excluding merger related costs, our gross profit margin decreased 0.1% to 35.9% in the second quarter of 2000 compared to the same period in 1999. Our merchandise costs, which include freight costs, as a percentage of net sales, increased slightly in the second quarter of 2000 compared to the same period in 1999 because of higher trans-Pacific shipping rates imposed in May 1999 and the increase in domestic fuel costs. We expect freight costs expressed as a percentage of net sales to continue to increase through the third quarter of 2000 as compared to corresponding periods in 1999. The increase in freight costs was partially offset by a decrease in occupancy costs expressed as a percentage of net sales. If fuel costs remain at current levels, we believe that our domestic freight expense will increase by $1.0 to $1.2 million in 2000 compared with 1999.

     Consistent with the first half of 2000, we expect to continue to buy more consumable products, such as food and household chemicals, to meet customer demand and supply our larger stores. Consumable products are generally domestically produced and carry a higher cost than our other domestic items.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased by $21.5 million in the second quarter of 2000 compared to the same period in 1999, an increase of 30.9%. Expressed as a percentage of net sales, selling, general and administrative expenses, excluding depreciation and amortization, was 23.7% for the three months ended June 30, 2000 compared to 24.1% for the three months ended June 30, 1999. Excluding merger related expenses, selling, general and administrative expenses, excluding depreciation and amortization, decreased as a percentage of net sales to 22.8% in the second quarter of 2000 compared to 23.9% in the second quarter of 1999. The decrease was due to leverage resulting from increased comparable store net sales. Depreciation and amortization increased by $1.9 million but decreased to 2.5% as a percentage of net sales, for the three months ended June 30, 2000 compared to 2.6% for the three months ended June 30, 1999 because of leverage resulting from the increased comparable store net sales.

     We expect to incur additional selling, general and administrative expenses totaling approximately $1.6 million during the third quarter of 2000 to phase out some of Dollar Express's computer systems and pay severance and bonuses to some of Dollar Express's employees. In addition, if the minimum wage were to increase by $1.00 per hour, we believe that our annual payroll expenses would increase by approximately 2.0% to 2.5% of operating expenses unless we realize offsetting cost reductions.

     Increases in expenses, such as wages and rents, could negatively influence our operating results because we cannot pass on increased expenses to our customers by increasing our merchandise prices. Consequently, our future success depends, in large part, on our ability to control our costs.

     Operating Income. Our operating income increased by $10.2 million during the second quarter of 2000 compared to the second quarter of 1999, an increase of 38.9%. As a percentage of net sales, operating income increased to 9.5% in the second quarter of 2000 compared to 9.1% in the same period of 1999. Excluding merger related items, operating income increased to $40.8 million in the second quarter of 2000 compared to $27.3 million in the second quarter of 1999 and as a percentage of net sales to 10.6% from 9.5%. This increase was caused by the decrease in selling, general and administrative expenses partially offset by the decrease in gross profit margin discussed above.

     Interest Income/Expense. Interest income increased to $1.3 million in the second quarter of 2000 from $258,000 in the second quarter of 1999. This increase resulted from higher levels of cash and cash equivalents throughout the three months ended June 30, 2000 compared with the three months ended June 30, 1999. Interest expense increased to $1.9 million in the second quarter of 2000 from $1.6 million in the second quarter of 1999. This increase primarily related to our capital lease obligations for the sale-leaseback transaction entered into in the third quarter of 1999.

     Income Taxes. Our effective tax rate increased to 39.8% for the second quarter of 2000 from 38.3% for the second quarter of 1999. The rate increased because of the higher amount of non-deductible merger related expenses in the second quarter of 2000 compared with the second quarter of 1999.

The Six Months Ended June 30, 2000 Compared To The Six Months Ended June 30,
1999

     Net Sales. Net sales increased 30.3% to $711.6 million for the six months ended June 30, 2000 from $546.2 million for the six months ended June 30, 1999. We attribute this $165.4 million increase in net sales to two factors:

     o Approximately 73% of the increase came from stores opened in 2000 and 1999, which are not included in our comparable store net sales calculation.

     o Approximately 27% of the increase came from comparable store net sales growth. Comparable store net sales increased 8.7% for the six months ended June 30, 2000.

We believe comparable store net sales increased because we improved the mix of our merchandise and offered more consumable products. In addition, we expanded and relocated stores.

     We opened 132 new stores and closed five stores during the first half of 2000, compared to 122 new stores opened and four stores closed in the first half of 1999.

     Gross Profit. Gross profit increased by $57.5 million in the first six months of 2000 compared to the same period in 1999, an increase of 29.8%. Our gross profit margin decreased 0.1% to 35.2% in the first six months of 2000 compared to the first six months of 1999. Excluding merger related costs, our year-to-date gross profit margin remained constant at 35.4% in 2000 compared to the same period in 1999. Our merchandise costs, which include freight costs, as a percentage of net sales, increased slightly in the first half of 2000 compared to the same period in 1999 because of higher trans-Pacific shipping rates imposed in May 1999 and the increase in domestic fuel costs. This increase was offset by a decrease in occupancy and markdowns expressed as a percentage of net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased by $40.6 million in the first half of 2000 compared to the same period in 1999, an increase of 30.8%. Expressed as a percentage of net sales, selling, general and administrative expenses, excluding depreciation and amortization, was 24.3% for the six months ended June 30, 2000 compared to 24.2% for the six months ended June 30, 1999. Excluding merger related expenses, selling, general and administrative expenses, excluding depreciation and amortization, decreased as a percentage of net sales to 23.8% in the first half of 2000 compared to 24.2% in the first half of 1999. This decrease was primarily the result of leverage from increased comparable store net sales. Depreciation and amortization increased by $3.9 million, but remained constant as a percentage of net sales at 2.6%.

     Operating Income. Our operating income increased by $12.9 million during the first six months of 2000 compared to the same period in 1999, an increase of 27.6%. As a percentage of net sales, operating income decreased to 8.4% in the first half of 2000 from 8.5% in the same period in 1999. If you exclude merger related costs and expenses, operating income increased to $64.0 million in 2000 from $47.7 million in 1999 and increased as a percentage of net sales to 9.0% from 8.7%. The increases were a result of the factors discussed above.

     Interest Income/Expense. Interest income increased to $3.1 million in the first six months of 2000 from $674,000 in the first six months of 1999. This increase resulted from higher levels of cash and cash equivalents throughout the six months ended June 30, 2000 compared with the six months ended June 30, 1999. Interest expense increased to $4.2 million in the first half of 2000 from $2.9 million in the first half of 1999. This increase primarily related to our capital lease obligations for the sale-leaseback transaction entered into in the third quarter of 1999.

     Income Taxes. Our effective tax rate increased to 39.4% for the six months ended June 30, 2000 from 33.2% for the six months ended June 30, 1999. This rate increased primarily because of the $2.2 million deferred tax benefit recorded in connection with Dollar Express's conversion from an S- to C-corporation for income tax purposes on February 5, 1999. In addition, the rate increased because of the higher amount of non-deductible merger related expenses in the first half of 2000 compared with the corresponding period in 1999.

Liquidity and Capital Resources

     Our business requires capital to open new stores and operate existing stores. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and funded our store expansion program from internally generated funds and borrowings under our credit facilities.

     The following table compares cash-related information for the six months ended June 30, 2000 and 1999:

                                    Six Months Ended June 30,
                                       2000         1999
                                       ----         ----
                                         (in millions)
Net cash provided by (used in):
     Operating activities             $(59.0)     $(23.2)
     Investing activities              (44.4)      (26.7)
     Financing activities              (22.7)        5.2

     The $35.8 million increase in cash used for operating activities was primarily the result of an increase in expenditures for inventory. The significant increase in inventory levels during the first half of 2000 reflects the purchase of inventory necessary to support new stores and increased sales at existing stores compared to 1999.

     Cash used in investing activities is generally expended to open new stores. The $17.7 million increase in capital expenditures for the six months ended June 30, 2000 compared to the same period in 1999 was primarily the result of the following:

     o an increase in the number of stores opened and an increase in the average size of those stores;

     o    the expansion of the Store Support Center; and

     o    an increase in the number of relocations and expansions.

     The $27.9 million increase in cash used in financing activities was primarily the result of the following:

     o We did not receive any proceeds from the issuance of equity in 2000 compared to the $32.2 million received in the first half of 1999 related to the issuance of Dollar Express's preferred stock and common stock put warrants.

     o We made net repayments of approximately $34.2 million in the first half of 2000 due to repayment of Dollar Express's term loan and revolving credit facility and the first principal payment on the senior notes compared to net borrowings of approximately $29.5 million in the first half of 1999 related primarily to draw downs on Dollar Express's term loan and revolving credit facility.

     o We received $8.2 million more cash pursuant to stock-based compensation plans in the first half of 2000 compared to the first half of 1999 because of increased stock option exercises.

     o We did not pay any distributions in 2000 compared to the $61.0 million of distributions paid in the first half of 1999 to the former shareholders of Dollar Express and Only $One.

     At June 30, 2000, our borrowings under our senior notes and bonds were $43.0 million and we had $135.0 million available through our bank facility. Of the amount available, approximately $68.8 million was committed to letters of credit issued for the routine purchase of imported merchandise.

Funding Requirements

Planned Capital Expenditures

     Including the Dollar Express acquisition, our total planned capital expenditures for 2000 are approximately $89.6 million. During 2000 and through the second quarter of 2001, we expect to upgrade some of the Dollar Express stores by installing new checkouts, adding display fixtures and improving store layouts and merchandise displays. We believe that we can adequately fund our planned capital expenditures and working capital requirements for the next few years from cash provided by operations and borrowings under our credit facility.

Operating Leases

     During the third quarter, we plan to enter into an operating lease agreement of approximately $40.0 million for a new distribution center in the Northeast. Under the agreement, the lessor is required to purchase the property, pay the construction costs and lease the facility to us. This facility will replace our current Philadelphia distribution center. Under the lease agreement for the Philadelphia distribution center, we are liable for annual rent and pass-through costs of approximately $525,000 through December 2002. As a result, we may record a charge to cover our remaining liability under the lease if we are unable obtain an acceptable sublease when we relocate the distribution center.

Inventory Supply Chain

     Within the next year, we expect to implement new supply chain systems and test our new point-of-sale equipment in approximately ten stores. In 2001, we expect to begin installing point-of-sale registers in up to 500 of our stores. We expect that the point-of-sale data will allow us to track sales by merchandise category and geographic region and assist our planning for future purchases of inventory. Our supply chain management project is expected to cost approximately $23.0 million to $26.0 million over the next two years.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. We do not hold derivatives for trading purposes.

     There have been no material changes in our market risk exposures during the six months ended June 30, 2000.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     We are defendants in ordinary routine litigation and proceedings incidental to our business. From time to time, the Consumer Products Safety Commission requires us to recall products. We are currently in the process of recalling one product. On several occasions, products we sold have been alleged to cause injuries, but there are no pending or threatened injury claims. Some products we sold have also been alleged to infringe the intellectual property rights of others. We are currently defending a claim by a party who has alleged that products we sold violated its intellectual property rights. We do not believe that any of these matters are individually or in the aggregate material to us.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the quarter ended June 30, 2000, we issued an aggregate of 8,771,928 shares of our common stock in connection with our merger with Dollar Express. The shares were issued to the existing shareholders of Dollar Express pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. We have filed two Registration Statements on Form S-3 covering the resale of the shares issued to Dollar Express shareholders.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our Annual Meeting of Shareholders held on May 25, 2000, the following people were re-elected to the Board of Directors:

                                           Votes For             Votes Withheld
                                           ---------             --------------

         J. Douglas Perry                  55,423,272                885,098
         Thomas A. Saunders, III           55,423,259                885,111
         Frank Doczi                       55,470,229                838,141

     As Class II directors, Mr. Perry, Mr. Saunders and Mr. Doczi will serve until the Annual Meeting of Shareholders in 2003, or such time as successors are elected and qualified. Macon F. Brock, Jr., Richard G. Lesser, John F. Megrue,
H. Ray Compton, and Alan L. Wurtzel continued as directors after the meeting and no elections were held with respect to their offices.

     At the same meeting, an amendment to the Dollar Tree Stores, Inc. Stock Incentive Plan was adopted, increasing the shares that may be issued under the plan by an additional 4.5 million shares, to a maximum of 12.6 million shares. The amendment also increased the maximum annual grant per individual to 90,000 option shares, provided for gifts and certain other transfers of non-qualified options and provided that stock splits or share dividends will not increase the number of option shares granted to outside directors.

         For                               44,063,400
         Against                           12,192,386
         Abstain                               52,584

Item 5. OTHER INFORMATION.

Grant of Options to Directors

     On May 25, 2000, options to purchase 11,250 shares of common stock each were granted to Mssrs. Doczi, Wurtzel and Lesser as continuing outside directors, under the terms of the Stock Incentive Plan. In addition, the Compensation Committee of the Board of Directors awarded Mr. Perry 11,250 option shares in his capacity as Chairman of the Board. These options are immediately exercisable and have an exercise price of $37.21 per share.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         None

(b) Reports on Form 8-K.

         The following reports on Forms 8-K were filed during the second quarter of 2000:

          1. Report on Form 8-K, filed April 11, 2000, included a press release regarding sales for the quarter ended March 31, 2000 and the signing of a definitive merger agreement with Dollar Express.

          2. Report on Form 8-K, filed April 27, 2000, included a press release regarding earnings for the quarter ended March 31, 2000.

          3. Report on Form 8-K, filed May 18, 2000, regarding independent auditors' consent.

          4. Report on Form 8-K, filed May 24, 2000, regarding the completion of the merger with Dollar Express and the restatement of prior period financial data as a result of the pooling-of-interests merger.

          5. Report on Form 8-K, filed June 20, 2000, included a press release announcing that Dollar Tree's Board of Directors approved a 50% stock dividend, having the effect of a 3-for-2 stock split.

         Also, in July 2000, we filed two Forms 8-K:

          1. Report on Form 8-K, filed July 12, 2000, included Supplemental Consolidated Financial Statements of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 and the Supplemental Condensed Consolidated Financial Statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

          2. Report on Form 8-K, filed July 20, 2000, included a press release regarding earnings for the quarter ended June 30, 2000. In addition, the report included the reporting of 30-day post-merger financial results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:         August 11, 2000

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