Form 10-Q
period 2000-09-30
DOLLAR TREE STORES INC
filed 2000-11-14
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)
     (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the quarterly period ended September 30, 2000


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

                           Yes (X)                   No ( )

As of November 9, 2000, there were 107,919,754 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.

                                and SUBSIDIARIES

                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets
     September 30, 2000 and December 31, 1999............................    3

    Condensed Consolidated Income Statements
     Three months and nine months ended September 30, 2000 and 1999......    4

    Condensed Consolidated Statements of Cash Flows
     Nine months ended September 30, 2000 and 1999.......................    5

    Notes to Condensed Consolidated Financial Statements.................    6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................     9

Item 3. Quantitative and Qualitative Disclosures About Market Risk......    16


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................    16

Item 6. Exhibits and Reports on Form 8-K................................    17

              Signatures................................................    18


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         September 30,     December 31,
                                                                                             2000             1999
                                                                                             ----             ----
                                                                                         (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents .....................................................    $     23,954    $    181,587
     Merchandise inventories .......................................................         350,055         192,838
     Deferred tax asset ............................................................           8,633           6,093
     Prepaid expenses and other current assets .....................................          25,049          14,588
                                                                                             -------         -------
         Total current assets ......................................................         407,691         395,106
                                                                                             -------         -------

Property and equipment, net ........................................................         201,100         157,368
Deferred tax asset .................................................................           1,136             470
Goodwill, net ......................................................................          40,881          42,394
Other assets, net ..................................................................          15,378          15,895
                                                                                             -------         -------
         TOTAL ASSETS ..............................................................    $    666,186    $    611,233
                                                                                             =======         =======


                LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................................    $     89,463    $     73,878
     Income taxes payable ..........................................................             201          29,193
     Other current liabilities .....................................................          27,061          34,942
     Current portion of long-term debt (notes 4 and 6) .............................          41,900          28,070
     Current installments of obligations
         under capital leases ......................................................           3,403           3,190
                                                                                             -------         -------
         Total current liabilities .................................................         162,028         169,273

Long-term debt, excluding current portion (note 4) .................................          18,000          49,138
Obligations under capital leases,
     excluding current installments ................................................          25,859          28,375
Common stock put warrants (note 3) .................................................            --             4,394
Other liabilities ..................................................................           8,397           8,644
                                                                                             -------         -------
         Total liabilities .........................................................         214,284         259,824

Cumulative convertible preferred stock (note 3) ....................................            --            35,171

Shareholders' equity (notes 3 and 5):

     Common stock, par value $0.01.  Authorized 450,000,000 shares,
        107,896,833 shares  issued and  outstanding  at September  30, 2000 and
        98,842,201 shares issued and outstanding at December 31, 1999 ..............           1,079             659
     Additional paid-in capital ....................................................         154,738          75,031
     Retained earnings .............................................................         296,085         240,548
                                                                                             -------         -------
         Total shareholders' equity ................................................         451,902         316,238
                                                                                             -------         -------
         TOTAL LIABILITIES, PREFERRED STOCK AND
              SHAREHOLDERS' EQUITY .................................................    $    666,186    $    611,233
                                                                                             =======         =======


      See accompanying Notes to Condensed Consolidated Financial Statements



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                            -------------------------     --------------------------
                                                               2000            1999           2000            1999
                                                               ----            ----           ----            ----

Net sales ...........................................    $   377,318     $   298,868     $ 1,088,932     $   845,107
Cost of sales .......................................        238,328         191,546         698,324         544,326
Merger related costs (note 3) .......................           --              --             1,100             443
                                                             -------         -------       ---------         -------
         Gross profit ...............................        138,990         107,322         389,508         300,338
                                                             -------         -------       ---------         -------

Selling, general and administrative expenses:
     Operating expenses .............................         92,023          71,523         261,381         202,894
     Merger related expenses (note 3) ...............           --              --             3,266             607
     Depreciation and amortization ..................         10,638           7,879          28,887          22,233
         Total selling, general
           and administrative expenses ..............        102,661          79,402         293,534         225,734
                                                             -------         -------       ---------         -------
         Operating income ...........................         36,329          27,920          95,974          74,604
Interest income .....................................            715             207           3,812             881
Interest expense ....................................         (1,514)         (1,974)         (5,729)         (4,837)
                                                             -------         -------       ---------         -------
         Income before income taxes .................         35,530          26,153          94,057          70,648
Provision for income taxes ..........................         13,680          10,168          36,720          24,949
                                                             -------         -------       ---------         -------
         Income before extraordinary item ...........         21,850          15,985          57,337          45,699
Loss on debt extinguishment, net of
   tax benefit of $242 (note 4) .....................           --              --               387            --
                                                             -------         -------       ---------         -------
         Net income .................................         21,850          15,985          56,950          45,699
Preferred stock dividends and accretion..............           --             3,902           1,413           5,084
                                                             -------         -------       ---------         -------
         Net income available to
           common shareholders ......................    $    21,850     $    12,083     $    55,537     $    40,615
                                                             =======         =======       =========         =======
Pro forma income data (note 2):
     Net income available to common
       shareholders .................................    $    21,850     $    12,083     $    55,537     $    40,615
     Pro forma adjustment for C-corporation
       income taxes .................................           --              --              --               505
                                                             -------         -------       ---------         -------
     Pro forma net income available to
       common shareholders ..........................    $    21,850     $    12,083     $    55,537     $    40,110
                                                             =======         =======       =========         =======

Basic pro forma net income per common share:
     Pro forma income before extraordinary
       item .........................................    $      0.21     $      0.12     $      0.55     $      0.41
     Pro forma net income ...........................           0.21            0.12            0.54            0.41

Diluted pro forma net income per common share:
     Pro forma income before extraordinary
       item .........................................    $      0.19     $      0.11     $      0.50     $      0.37
     Pro forma net income ...........................           0.19            0.11            0.50            0.37


      See accompanying Notes to Condensed Consolidated Financial Statements




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                         -----------------------
                                                                         2000               1999
                                                                         ----               ----
Cash flows from operating activities:
 Net income                                                           $  56,950          $  45,699
                                                                       --------           --------
 Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization ..............................        28,887             22,233
     Loss on disposal of property and equipment .................           743                483
     Extraordinary loss on early extinguishment of debt .........           629               --
     Lease loss accrual .........................................          (340)              (316)
     Provision for deferred income taxes ........................        (3,206)             1,713
     Accretion of common stock put warrants to
       redemption value .........................................          --                  282
     Tax benefit on exercise of stock options ...................        15,901              5,293
     Changes in assets and liabilities increasing
       (decreasing) cash and cash equivalents:
       Merchandise inventories ..................................      (157,217)          (121,521)
       Prepaid expenses and other current assets ................       (11,090)            (1,317)
       Other assets, net ........................................           155                501
       Accounts payable .........................................        15,585             22,556
       Income taxes payable .....................................       (28,992)           (21,730)
       Other current liabilities ................................        (7,980)            (6,779)
       Other liabilities ........................................           192               (350)
                                                                       --------           --------
        Total adjustments .......................................      (146,733)           (98,952)
                                                                       --------           --------
         Net cash used in operating activities ..................       (89,783)           (53,253)
                                                                       --------           --------

Cash flows from investing activities:
 Capital expenditures ...........................................       (71,618)           (41,148)
 Proceeds from sale of property and equipment ...................           199                 99
                                                                       --------           --------
         Net cash used in investing activities ..................       (71,419)           (41,049)
                                                                       --------           --------

Cash flows from financing activities:
 Distributions paid .............................................          --              (60,934)
 Proceeds from long-term debt ...................................          --               39,400
 Repayment of long-term debt and facility fees ..................       (27,708)           (18,511)
 Proceeds from revolving credit facilities ......................        33,300             47,350
 Repayment of revolving credit facilities .......................       (22,900)           (35,600)
 Proceeds from sale-leaseback transaction .......................          --               21,605
 Principal payments under capital lease obligations .............        (2,371)              (382)
 Proceeds from issuance of preferred stock and common
  stock put warrants ............................................          --               32,156
 Proceeds from stock issued pursuant to
  stock-based compensation plans ................................        23,248              6,584
                                                                       --------           --------
         Net cash provided by financing
           activities ...........................................         3,569             31,668
                                                                       --------           --------

Net decrease in cash and cash equivalents .......................      (157,633)           (62,634)
Cash and cash equivalents at beginning of period ................       181,587             84,714
                                                                       --------           --------
Cash and cash equivalents at end of period ......................     $  23,954          $  22,080
                                                                       ========           ========


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DOLLAR TREE STORES, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements at September 30, 2000, and for the three- and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999 filed on Form 8-K on November 9, 2000. These consolidated financial statements should be read with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999, contained in the Dollar Tree Stores, Inc. (the Company) Prospectus dated August 3, 2000. These filings restate the consolidated financial statements to give retroactive effect to the pooling of interests with Dollar Express, Inc. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

2. PRO FORMA NET INCOME PER COMMON SHARE

     The following table sets forth the calculation of pro forma basic and pro forma diluted income before extraordinary item per common share:

                                                              Three months ended            Nine months ended
                                                                September 30,                  September 30,
                                                              ------------------            -----------------
                                                              2000          1999            2000         1999
                                                              ----          ----            ----         ----
                                                                     (In thousands, except per share data)
Pro forma basic income before extraordinary
 item per common share:
     Income before extraordinary item.................     $ 21,850       $ 15,985        $ 57,337     $ 45,699
     Less: Preferred stock dividends and
        accretion ....................................         -             3,902           1,413        5,084
                                                            -------        -------         -------      -------
     Income before extraordinary item
        available to common shareholders..............       21,850         12,083          55,924       40,615
     Pro forma adjustment for C-corporation
        income taxes..................................         -              -               -             505
                                                            -------        -------         -------      -------
     Pro forma income before extraordinary
        item available to common
        shareholders..................................     $ 21,850       $ 12,083        $ 55,924     $ 40,110
                                                            =======        =======         =======      =======
     Weighted average number of
        common shares outstanding.....................      106,115         98,604         102,254       98,330
                                                            =======        =======         =======      =======
               Pro forma basic income before
                  extraordinary item per common
                  share...............................     $   0.21       $   0.12        $   0.55     $   0.41
                                                            =======        =======         =======      =======







                                                              Three months ended            Nine months ended
                                                                 September 30,                September 30,
                                                              ------------------            -----------------
                                                              2000          1999            2000         1999
                                                              ----          ----            ----         ----
                                                                     (In thousands, except per share data)
Pro forma diluted income before extraordinary
 item per common share:
     Pro forma income before extraordinary
        item available to common
        shareholders..................................     $ 21,850       $ 12,083        $ 55,924     $ 40,110
                                                            =======        =======         =======      =======
     Weighted average number of
        common shares outstanding.....................      106,115         98,604         102,254       98,330
     Dilutive effect of stock options and
        warrants (as determined by applying
        the treasury stock method)....................        7,384          9,474           9,044        9,504
                                                            -------        -------         -------      -------
     Weighted average number of common
        shares and dilutive potential
        common shares outstanding.....................      113,499        108,078         111,298      107,834
                                                            =======        =======         =======      =======
               Pro forma diluted income before
                  extraordinary item per common
                  share...............................     $   0.19       $   0.11        $   0.50     $   0.37
                                                            =======        =======         =======      =======

3. DOLLAR EXPRESS ACQUISITION

     On May 5, 2000, the Company completed its merger with privately-held, Philadelphia-based Dollar Express, Inc. (Dollar Express), which operated 107 single-price point stores under the name "Dollar Express." These stores offer variety merchandise at a fixed price of $1.00 and are located in six states in the Mid-Atlantic region. Dollar Express also operated 25 multi-price point stores under the name "Spain's Cards & Gifts" in the Philadelphia area. The Company issued 0.8772 shares of its common stock for each share of Dollar Express's outstanding common stock. The Company issued 8,771,928 shares of its common stock for all of the outstanding shares of Dollar Express's common stock, which included converting all of Dollar Express's cumulative manditorily redeemable preferred shares into common shares on a one-for-one basis. Stock options to purchase 260,000 shares of Dollar Express's common stock were converted into options to purchase 228,072 common shares of the Company. As a result of the merger, which was accounted for as a pooling of interests, the Company's consolidated financial statements have been restated to retroactively combine Dollar Express's financial statements as if the merger had occurred at the beginning of the earliest period presented.

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

     In connection with the merger, the Company incurred approximately $4.4 million ($3.1 million after taxes, which decreased year-to-date pro forma diluted net income per common share by $0.03) of merger related costs and expenses, consisting primarily of write downs of inventory and professional fees. These expenses were charged to operations during the quarter ended June 30, 2000.

     With the consummation of the merger, Dollar Express's preferred stock was converted to common shares of Dollar Express and then into Dollar Tree common shares. In addition, Dollar Express's common stock put warrants were terminated. The book value of the preferred stock and common stock put warrants were credited to additional paid-in capital during the three months ended June 30, 2000.

4. LONG-TERM DEBT

     In May 2000, the Company retired and terminated Dollar Express's $40.0 million term loan and revolving credit facility. This retirement resulted in an after-tax extraordinary loss of $387,000 to write off the related unamortized deferred financing fees.

5. STOCK DIVIDEND

     On May 25, 2000, the Board of Directors authorized a stock dividend, payable June 19, 2000 to shareholders of record as of June 12, 2000, whereby the Company issued one-half share for each outstanding share of common stock. As a result, all share and per share data in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this dividend, having the effect of a 3-for-2 stock split.

6.  INTEREST RATE SWAP AGREEMENTS

     On September 8, 2000, the Company entered into a $10.0 million interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of its Stockton, California distribution center lease. The swap creates the economic equivalent of a fixed rate lease by converting the variable interest rate to a fixed rate. Under this agreement, the Company pays interest to a financial institution at a fixed rate of 6.45%. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. For months in which the interest rate, as calculated under the agreement, is greater than 7.41% (the knockout rate), no payments are made by either party. The swap is effective through June 2004.

     In addition, effective September 1, 2000, the Company amended its existing interest rate swap agreement related to its Taxable Variable Rate Demand Revenue Bonds to reduce the fixed rate of interest under the swap from 4.99% to 4.88%. The knockout rate provision of the swap was reduced from 8.28% to 7.75%.

7.  LEASES

     During August 2000, the Company amended its existing operating lease agreement related to the Stockton distribution center for the purpose of financing construction costs to build a new $40.0 million distribution center in Briar Creek, Pennsylvania. The facility will replace the existing leased facilities located in Philadelphia, Pennsylvania. Under this agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The lease expires in June 2004. The lease provides for a residual value guarantee and includes a purchase option based on the outstanding cost of the property plus any unpaid interest and rent under the lease agreement. When the assets are placed into service, the Company will estimate its liability under the residual value guarantee and, if necessary, record additional rent expense on a straight-line basis over the remaining lease term.

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

     o    our anticipated comparable store net sales;

     o our growth plans, including our plans to add, expand or relocate stores;

     o    the integration of Dollar Express into our business;

     o the possible effect of inflation and other economic changes on our future costs and profitability, including the possible effect of changes in shipping rates, freight costs, fuel costs, minimum wage rates and wage related costs;

     o our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

     o the capabilities of, and the cost of improving, our distribution systems and supply chain processes; and

     o the future availability and cost of quality merchandise that can be profitably sold for $1.00.

     These forward-looking statements are subject to numerous risks and uncertainties which may affect us including:

     o possible difficulties in meeting our expansion goals and anticipated comparable store net sales;

     o possible delays, costs and other difficulties in integrating Dollar Express with our business;

     o possible increases in merchandise costs, shipping rates, freight costs, wage levels, inflation, competition and other adverse economic factors;

     o our exposure to changes in our foreign trade relations and import tariffs and restrictions, particularly those affecting China; and

     o the capacity and performance of our distribution system and our ability to expand its capacity in time to support our net sales growth.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections in our prospectus filed August 3, 2000 and our Annual Report on Form 10-K filed March 17, 2000. Also, carefully review "Risk Factors" in our most recent prospectus filed November 9, 2000.

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

Results of Operations

The Three Months Ended September 30, 2000 Compared To The Three Months Ended September 30, 1999

     Net Sales. Net sales increased 26.2% to $377.3 million for the three months ended September 30, 2000 from $298.9 million for the three months ended September 30, 1999. We attribute this $78.4 million increase in net sales to two factors:

     o Approximately 77% of the increase came from stores opened in 2000 and 1999, which are not included in our comparable store net sales calculation.

     o Approximately 23% of the increase came from comparable store net sales growth. Comparable store net sales increased 5.3% for the third quarter of 2000.

We believe our comparable store net sales increased because we expanded and relocated stores, improved the variety and selection of our merchandise and offered more consumable products as a component of our domestic merchandise. We include expanded and relocated stores in the calculation of our comparable store net sales.

     During the third quarter of 2000 we opened 49 new stores and closed six stores, compared to 59 new stores opened and one store closed in the third quarter of 1999. We expanded and relocated 31 stores during third quarter 2000 compared to 29 stores in the same period in 1999. We continue to open a number of larger stores in the 8,000 to 12,000 total square foot range and increase the number of store relocations and expansions. During the third quarter of 2000, we added 5.6% to our total square footage, compared to increasing total square footage by 7.5% in the same period last year. We expect to increase our total square footage by 28% for calendar year 2000 and will add 50 to 52 stores in the fourth quarter. Our management anticipates that future net sales growth will come mostly from square footage growth related to new store openings and expansion of existing stores. We expect that our future comparable store net sales increases, if any, will be lower than those we have experienced in the past.

     Gross Profit. Gross profit increased $31.7 million in the third quarter of 2000 compared to the same period in 1999, an increase of 29.5%. Our gross profit as a percentage of net sales is called our gross profit margin. Our gross profit margin increased 0.9% to 36.8% in the third quarter of 2000 compared to the third quarter of 1999. We believe this improvement resulted from improved pricing from vendors and a larger mix of import merchandise in third quarter

2000. This improvement was partially offset by an increase in freight costs caused primarily by our changing merchandise mix, higher trans-Pacific shipping rates imposed in May 1999 and an increase in domestic fuel costs. The changing merchandise mix, which included an increase in consumable merchandise, required more shipments to deliver the same amount of merchandise in 2000 as compared to 1999. Gross margin was also affected by a slight increase in shrink. These increases were partially offset by leverage of occupancy and distribution costs resulting from increased comparable store net sales.

     We do not expect increased trans-Pacific shipping costs resulting from the May 1999 rate increase to have a material effect on our fourth quarter 2000 results. We do, however, expect domestic freight costs to continue to increase partially as a result of current domestic fuel rates. If fuel costs remain at current levels, we believe that our domestic freight expense will increase by approximately $0.6 million in the fourth quarter 2000 compared to the same period in 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased by $20.5 million in the third quarter of 2000 compared to the same period in 1999, an increase of 28.7%. Expressed as a percentage of net sales, selling, general and administrative expenses, excluding depreciation and amortization, was 24.4% for the three months ended September 30, 2000 compared to 23.9% for the three months ended September 30, 1999. The increase was due to slight increases in store and corporate operating expenses primarily related to the integration of Dollar Express. We incurred approximately $1.7 million of integration expenses to:

     o    train store personnel on new systems, policies, and procedures;

     o    prepare the stores for the fourth quarter selling season;

     o    improve benefits;

     o    conduct physical inventories; and

     o    pay severance.

Depreciation and amortization increased by $2.8 million to 2.8% as a percentage of net sales, for the three months ended September 30, 2000 compared to 2.6% for the three months ended September 30, 1999. The increase as a percentage of net sales was caused by $0.6 million of accelerated depreciation expense to phase out some of Dollar Express's computer systems and store registers. We expect to record an additional $0.6 million during the fourth quarter because we plan to replace Dollar Express's warehouse management system with our own in January 2001.

     Increases in expenses, such as wages and rents, could negatively influence our operating results, because we cannot pass on increased expenses to our customers by increasing our merchandise prices. For example, if the minimum wage were to increase by $1.00 per hour, we believe that our annual payroll expenses would increase by approximately 2.0% to 2.5% of operating expenses unless we realize offsetting cost reductions. Consequently, our future success depends, in large part, on our ability to control our costs.

     Operating Income. Our operating income increased by $8.4 million during the third quarter of 2000 compared to the third quarter of 1999, an increase of 30.1%. As a percentage of net sales, operating income increased to 9.6% in the third quarter of 2000 compared to 9.3% in the same period of 1999. This increase was caused by the increase in gross profit partially offset by increases in selling, general and administrative expenses.

     Interest Income/Expense. Interest income increased to $0.7 million in the third quarter of 2000 from $0.2 million in the third quarter of 1999. This increase resulted from higher levels of cash and cash equivalents throughout the three months ended September 30, 2000 compared with the three months ended September 30, 1999. Interest expense decreased to $1.5 million in the third quarter of 2000 from $2.0 million in the third quarter of 1999. This decrease resulted from the payoff of Dollar Express's debt during the second quarter of 2000 partially offset by increased interest expense related to our capital lease obligation for the sale-leaseback transaction entered into in the third quarter of 1999.

     Income Taxes. Our effective tax rate decreased to 38.5% for the third quarter of 2000 from 38.9% for the third quarter of 1999. The rate decreased because Dollar Express's effective rate in 1999 was higher than Dollar Tree's.

The Nine Months Ended September 30, 2000 Compared To The Nine Months Ended September 30, 1999

     Net Sales. Net sales increased 28.9% to $1,088.9 million for the nine months ended September 30, 2000 from $845.1 million for the nine months ended September 30, 1999. We attribute this $243.8 million increase in net sales to two factors:

     o Approximately 75% of the increase came from stores opened in 2000 and 1999, which are not included in our comparable store net sales calculation.

     o Approximately 25% of the increase came from comparable store net sales growth. Comparable store net sales increased 7.7% for the nine months ended September 30, 2000.

We believe comparable store net sales increased because we expanded and relocated stores, improved the variety and selection of our merchandise and offered more consumable products as a component of our domestic merchandise.

     We opened 181 new stores and closed eleven stores during the first nine months of 2000, compared to 181 new stores opened and five stores closed in the first nine months of 1999. In addition, we expanded and relocated 83 stores in the first nine months of 2000 compared to 59 stores in 1999. Our net new stores and expanded and relocated stores added approximately 1.7 million gross square feet in 2000.

     Gross Profit. Gross profit increased by $89.2 million in the first nine months of 2000 compared to the same period in 1999, an increase of 29.7%. Our gross profit margin increased 0.3% to 35.8% in the first nine months of 2000 compared to the first nine months of 1999. Excluding merger related costs, our year-to-date gross profit margin increased 0.3% to 35.9% in 2000 compared to the same period in 1999. We believe this improvement resulted from improved pricing from vendors and a larger mix of import merchandise in 2000. This improvement was partially offset by an increase in freight costs caused primarily by our changing merchandise mix, higher trans-Pacific shipping rates imposed in May 1999 and an increase in domestic fuel costs. The changing merchandise mix, which included an increase in consumable merchandise, required more shipments to deliver the same amount of merchandise in 2000 as compared to 1999. Gross margin was also affected by a slight increase in shrink. These increases were partially offset by leverage of occupancy costs resulting from increased comparable store net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased by $61.1 million in the first nine months of 2000 compared to the same period in 1999, an increase of 30.0%. Expressed as a percentage of net sales, selling, general and administrative expenses, excluding depreciation and amortization, was 24.3% for the nine months ended September 30, 2000 compared to 24.1% for the nine months ended September 30, 1999. Excluding merger related expenses, selling, general and administrative expenses, excluding depreciation and amortization, remained constant at 24.0% as a percentage of net sales in the first nine months of 2000 compared to the same period in the prior year. This was the result of slight increases in store and corporate operating expenses offset by leverage of payroll expenses. The increase in store and corporate operating expenses related primarily to the integration of Dollar Express, as discussed above. Depreciation and amortization increased by $6.7 million, and increased 0.1% as a percentage of net sales to 2.7%. This increase primarily resulted from the accelerated depreciation in connection with the phase out of some of Dollar Express's computer systems and store registers.

     Operating Income. Our operating income increased by $21.4 million during the first nine months of 2000 compared to the same period in 1999, an increase of 28.6%. As a percentage of net sales, operating income remained constant at 8.8% in the first nine months of 2000 compared to the same period in 1999. If you exclude merger related costs and expenses, operating income increased to $100.3 million in 2000 from $75.7 million in 1999 and increased as a percentage of net sales to 9.2% from 9.0%. The increase was a result of the factors discussed above.

     Interest Income/Expense. Interest income increased to $3.8 million in the first nine months of 2000 from $0.9 million in the first nine months of 1999. This increase resulted from higher levels of cash and cash equivalents throughout the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. Interest expense increased to $5.7 million in the first nine months of 2000 from $4.8 million in the first nine months of 1999. This increase primarily related to our capital lease obligation for the sale-leaseback transaction entered into in the third quarter of 1999 partially offset by a decrease in interest related to the Dollar Express line of credit and term loan that we repaid in May 2000.

     Income Taxes. Our effective tax rate increased to 39.0% for the nine months ended September 30, 2000 from 35.3% for the nine months ended September 30, 1999. This rate increased primarily because of the $2.2 million deferred tax benefit recorded in connection with Dollar Express's conversion from an S- to C-corporation for income tax purposes on February 5, 1999. In addition, the rate increased because of the higher amount of non-deductible merger related expenses in the first nine months of 2000 compared with the corresponding period in 1999.

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

     The following table compares cash-related information for the nine months ended September 30, 2000 and 1999:

                                             Nine months ended September 30,
                                             -------------------------------
                                                 2000              1999
                                                 ----              ----
                                                     (in millions)
     Net cash provided by (used in):
       Operating activities                    $(89.8)           $(53.3)
       Investing activities                     (71.4)            (41.0)
       Financing activities                       3.6              31.7

     The $36.5 million increase in cash used for operating activities was primarily the result of an increase in expenditures for inventory. The significant increase in inventory levels during the first nine months of 2000 reflects the purchase of inventory necessary to support new stores and increased sales at existing stores compared to 1999.

     Cash used in investing activities is generally expended to open new stores. The $30.4 million increase in capital expenditures for the nine months ended September 30, 2000 compared to the same period in 1999 was primarily the result of the following:

     o    an increase in the average size of new stores opened in 2000;

     o    an increase in the number of relocations and expansions;

     o    the expansion of the Store Support Center;

     o    improvement in our supply chain processes; and

     o installation of new registers and back-office equipment in the Dollar Express stores.

     The $28.1 million decrease in cash provided by financing activities was primarily the result of the following:

     o We did not receive any proceeds from the issuance of equity, excluding stock-based compensation plans, in 2000 compared to the $32.2 million received in the first half of 1999 related to the issuance of Dollar Express's preferred stock and common stock put warrants.

     o We made net repayments of approximately $17.3 million in the first nine months of 2000 due to repayment of Dollar Express's term loan and revolving credit facility and the first principal payment on the senior notes compared to net borrowings of approximately $32.6 million in the first nine months of 1999 related primarily to draw downs on Dollar Express's term loan and revolving credit facility.

     o We received $16.7 million more cash pursuant to stock-based compensation plans in the first nine months of 2000 compared to the first nine months of 1999 because of increased stock option exercises.

     o We did not pay any distributions in 2000 compared to the $61.0 million of distributions paid in the first nine months of 1999 to the former shareholders of Dollar Express and Only $One, the company we acquired in June 1999.

     o We received $21.6 million related to the sale-leaseback transaction in September of 1999.

     At September 30, 2000, our borrowings under our senior notes and bonds were $43.0 million and we had $118.1 million available through our bank facility. Of the amount available, approximately $35.7 million was committed to letters of credit issued for the routine purchase of imported merchandise.

Funding Requirements

Planned Capital Expenditures and Working Capital Requirements

     Including the Dollar Express acquisition, our total planned capital expenditures for 2000 are approximately $90.0 million. During 2000 and through the second quarter of 2001, we expect to upgrade some of the Dollar Express stores by installing new checkouts, adding display fixtures and improving store layouts and merchandise displays. We believe that we can adequately fund our planned capital expenditures and working capital requirements for the next few years from cash provided by operations and seasonal borrowings under our credit facility.

Operating Leases

     In August 2000, we amended our existing operating lease agreement related to our Stockton distribution center to finance the construction of a new $40.0 million distribution center in Briar Creek, Pennsylvania. Under the agreement, the lessor is required to purchase the property, pay the construction costs and lease the facility to us. This fully automated facility will replace our current Philadelphia distribution center and we expect it to be operational in the first quarter of 2002. Under the lease agreement for the Philadelphia distribution center, we are liable for annual rent and pass-through costs of approximately $525,000 through December 2002. As a result, we may record a charge to cover our remaining liability under the lease if we are unable to obtain an acceptable sublease when we relocate the distribution center.

Supply Chain Improvements

     Within the next year, we expect to implement new supply chain systems and test our new point-of-sale equipment in approximately ten stores. During the third quarter of 2001 and throughout 2002, we expect to install point-of-sale registers in up to 500 of our stores. We expect that the point-of-sale data will allow us to track sales by merchandise category and geographic region and assist in planning for future purchases and allocation of inventory. In addition, through 2001 we will be installing new systems to assist in purchasing, distribution center replenishment and inventory planning and allocation. Our supply chain management project is expected to cost approximately $23.0 million to $26.0 million over the next two years.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. We do not hold derivatives for trading purposes.

Interest Rate Risk

     Effective September 1, 2000, we amended our existing interest rate swap agreement related to our Taxable Variable Rate Demand Revenue Bonds. As amended, we pay the financial institution at a fixed rate of 4.88% and receive variable interest at a rate approximating the variable rate on the bonds, thereby creating the economic equivalent of fixed rate bonds. No payments are made by either party under the swap for monthly periods in which the variable interest rate is greater than 7.75%. As a result, we will not experience a negative cash flow or income statement impact under the swap unless the variable interest rate decreases to less than 4.88%.

     On September 8, 2000, we entered into a derivative instrument in the form of a $10.0 million interest rate swap to manage the risk associated with fluctuations in cash flows resulting from changes in the interest rates on the Stockton lease. The interest rate swap reduces the interest rate exposure on this variable-rate lease. Under the terms of the swap, we pay the bank at a fixed rate of 6.45% and receive variable interest at a rate approximating the floating rate of the lease, thereby creating the economic equivalent of fixed rate lease payments. No payments are made by either party under the swap for monthly periods in which the variable interest rate is greater than 7.41%. As a result, we will not experience a negative cash flow or income statement impact under the swap unless the variable interest rate decreases to less than 6.45%.

Foreign Currency Risk

     There have been no material changes to our market risk exposures resulting from foreign currency transactions during the nine months ended September 30, 2000.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     We are defendants in ordinary routine litigation and proceedings incidental to our business. From time to time, the Consumer Products Safety Commission requires us to recall products. We are currently in the process of recalling one product. On occasion, products we sell may be alleged to cause injuries, but there are no pending or threatened injury claims. Some products we sell may also be alleged to infringe the intellectual property rights of others. We are currently defending claims by parties who have alleged that products we sold violated their intellectual property rights. We do not believe that any of these matters are individually or in the aggregate material to us.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     10.1 Amendment No. 1 to Certain Operative Agreements, dated August 28,2000.

     27.1 Financial Data Schedule.

(b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the third quarter of 2000:

     1. Report on Form 8-K filed July 12, 2000, included Supplemental Consolidated Financial Statements of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 and the Supplemental Condensed Consolidated Financial Statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

     2. Report on Form 8-K, filed July 20, 2000, included a press release regarding earnings for the quarter ended June 30, 2000. In addition, the report included the reporting of 30-day post-merger financial results.

     Also, in the fourth quarter of 2000, we filed two reports on Form 8-K:

     1. Report on Form 8-K, filed October 25, 2000, included a press release regarding earnings for the quarter ended September 30, 2000.

     2. Report on Form 8-K, filed November 9, 2000, included the Consolidated Financial Statements of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 13, 2000

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