Form 10-K
period 2000-12-31
DOLLAR TREE STORES INC
filed 2001-03-30
CIK 935703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000


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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 23, 2001 was $1,671,936,316 based on a $17.22 average of the high and low sales prices for the Common ,Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     On March 23, 2001 there were 112,142,690 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for in Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 24, 2001, which will be filed with the Securities and Exchange Commission not later than April 30, 2001.

                            DOLLAR TREE STORES, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                PART I

Item 1.  BUSINESS...........................................................  4

Item 2.  PROPERTIES.........................................................  8

Item 3.  LEGAL PROCEEDINGS.................................................. 10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 10

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.............................................. 10

Item 6.  SELECTED FINANCIAL DATA............................................ 11

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.............................. 13

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 21

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 23

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 44


                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 44

Item 11. EXECUTIVE COMPENSATION............................................. 44

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT................................................... 44

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 44


                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K...................................................... 45

         SIGNATURES......................................................... 46

A WARNING ABOUT FORWARD LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view" or "estimate." For example, our forward-looking statements include statements regarding:

     o    our anticipated sales and comparable store net sales;

     o our growth plans, including our plans to open, add, expand or relocate stores, and our anticipated gross square footage increase;

     o the possible effect of inflation and other economic changes on our costs and profitability, including the possible effect of future changes in shipping rates, domestic and foreign freight costs, fuel costs (including fuel surcharge for imports), minimum wage rates and wage and benefit costs;

     o our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

     o our gross profit margin and ability to leverage selling, general and administrative costs;

     o    seasonal sales patterns of both our traditional and larger stores;

     o possible changes in our merchandise mix and its effect on gross profit margin and sales;

     o the capabilities of, and the cost of improving our inventory supply chain processes;

     o the future reliability of, and cost associated with, our sources of supply, particularly China;

     o the future availability of quality merchandise that can be profitably sold for $1.00;

     o the capacity, performance and cost of our existing and planned distribution centers, including opening and expansion schedules; and

     o    our expectations regarding competition.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions potentially affecting Dollar Tree, including the factors described in this annual report under the headings "Business," "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the factors listed under "Risk Factors" in our most recent prospectus. They include, among other things:

     o adverse weather and economic conditions, such as reduced consumer confidence and spending;

     o failure to meet our aggressive sales and other expansion goals or to successfully manage our growth, including opening or expanding stores on a timely basis;

     o difficulties and uncertainties in adding and operating larger stores, with which we have less experience;

     o the seasonality of our sales and the importance of our fourth quarter operating results;

     o our profitability is especially vulnerable to future increases in operating and merchandise costs, including shipping rates, freight costs, fuel costs, wage and benefit levels, inflation, competition and other adverse economic factors;

     o the capacity and performance of our distribution system and our ability to expand its capacity in time to support our sales growth;

     o unforeseen disruptions or costs in operating and expanding our receiving;

     o possible delays, costs and other difficulties in integrating Dollar Express with our business;

     o    increase in the cost or disruption of the flow of our imported goods;

     o difficulties in obtaining sufficient quantities of low-cost merchandise; and

     o    increased competition in the discount retail market.

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

     Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We generally do not issue financial forecasts or projections and we have a policy against confirming those issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

     INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.

                                     PART I


Item 1.  BUSINESS

Overview

     Macon Brock, our President and Chief Executive Officer, Doug Perry, our Chairman and Ray Compton, our Executive Vice President started Dollar Tree in 1986. We are the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. We believe the variety and quality of products we sell for $1.00 set us apart from our competitors. In each of the last three years, we added over 220 stores. As of December 31, 2000, we operated 1,729 stores totaling 9.8 million gross square feet in 36 states:

     o 1,327 are our traditional dollar stores, generally ranging from 3,500 to 6,000 gross square feet;

     o 378 are larger dollar stores, generally ranging from 7,000 to 12,000 gross square feet; and

     o 24 are multi-price point card and gift stores, generally ranging from 3,000 to 5,000 gross square feet.

     During 2000, we merged with Dollar Express, Inc., which operated 132 stores in the Mid-Atlantic area. Of the stores acquired, 107 were $1.00 single-price point stores operated as "Dollar Express" and 25 were multi-price point stores operated as "Spain's Cards & Gifts."

     Our single-price point stores range from 2,000 to 23,000 total square feet and operate under the names of Dollar Tree, Dollar Express, Dollar Bills, Only One Dollar and Only $One. The single-price point stores are generally segregated into two groups: stores less than 7,000 gross square feet, which we refer to as our traditional stores and stores 7,000 gross square feet or greater, which we refer to as our larger format stores. Our multi-price point stores operate under the name Spain's Cards & Gifts and represent less than 1% of total net sales.

Business Strategy

     Value Offering. We strive to exceed our customers' expectations of the variety and quality of products that can be purchased for $1.00. We believe that many of the items we sell for $1.00 are typically sold for higher prices elsewhere. We purchase a portion of our products directly from foreign manufacturers, allowing us to pass on additional value to the customer. In addition, direct relationships with both domestic and foreign manufacturers permit us to select a broad product range, customize packaging and frequently obtain larger product sizes and higher package quantities.

     Changing Merchandise Mix. We supplement our wide assortment of quality everyday core merchandise and consumable products with a changing mix of new and exciting products, including seasonal goods, such as Easter gifts, summer toys and Halloween and Christmas decorations. We also take advantage of the availability of lower-priced, private-label and regional brand goods, which we believe are comparable to national name brands. We continually change the mix of seasonal merchandise, non-seasonal merchandise and consumable products to add variety and freshness to our merchandise offerings.

     Convenient, Highly Visible Store Locations. We locate our stores in areas convenient to customers. We prefer opening new stores in strip shopping centers anchored by strong mass merchandisers such as Wal Mart, Kmart and Target, whose target customers we believe to be similar to ours. We also open stores in neighborhood centers anchored by large grocery retailers. We believe that our stores' bright lighting and curb appeal attract new and repeat customers and enhance our image as both a destination and impulse store.

     Strong and Consistent Store Level Economics. Our stores have been successful in major metropolitan areas, mid-sized cities and small towns. Since 1994, all stores opened under the Dollar Tree name have been profitable, producing store-level operating income within the first full year of operation.

     Cost Control. Given our fixed $1.00 price structure, we must control expenses, inventory levels and operating margins to be successful. We closely monitor both retail inventory shrinkage and retail markdowns of inventory. Neither exceeded 2.5% of annual net sales in each year from 1996 through 1999, excluding the Dollar Express operations. In 2000, inventory shrinkage slightly exceeded 2.5% while markdowns of inventory remained below 2.5%. As part of our effort to control expenses, we generally do not advertise and we accept credit and debit cards in only 10% to 15% of our stores. In the past five calendar years, excluding merger-related items, we have maintained our gross profit margins in the 34.6% to 37.0% range and our operating income margins in the 10.4% to 13.1% range.

Growth Strategy

     The primary factors contributing to our net sales growth have been new store openings, comparable store net sales increases and mergers and acquisitions. From 1996 to 2000, net sales increased at a compound annual growth rate of 26.2% and operating income, excluding merger-related items, increased at a compound annual growth rate of 31.7%. We expect that future sales growth will come primarily from new store openings and, to a lesser degree, from comparable store net sales increases, including those attributable to expanded and relocated stores. We expect to open approximately 260 to 275 new stores and close 10 to 15 stores in 2001 and we expect our total gross square footage to increase 27% to 29%. We expect net sales to increase approximately 19% in 2001 as compared to 2000. Our expected net sales increase is less than our gross square footage increase because net sales per gross square foot will decrease as we open more of our larger format stores. Also, continued difficult economic and consumer related conditions may likely reduce our net sales increases. Our store openings will continue to be concentrated within our existing markets to take advantage of market opportunities, distribution efficiencies and field management efficiencies. In addition, we also plan to enter selected new geographic markets.

     We plan to continue our store expansion and relocation program to increase net sales per store and take advantage of market opportunities. In 2000, we added approximately 401,000 gross square feet by expanding or relocating 98 stores. In 2001, we plan to expand or relocate approximately 100 stores, adding approximately 400,000 gross square feet. We target stores for expansion and relocation based on the current sales per square foot and changes in market opportunities. Stores targeted for relocation in 2001 are generally stores in the 2,500 to 3,000 square foot range.

     We have experienced significant sales growth over the last five years. Managing our growth has become more complex because we are now operating over 1,700 stores in 36 states from coast to coast. We may not anticipate all the challenges that our expanding operations will impose on our systems. Our sales growth and profitability depends on our ability to increase our total store square footage and the capacity of our store support systems in a profitable, timely and efficient manner. To meet our aggressive growth plans, we must supply an increasing number of stores with the proper mix and volume of merchandise; successfully add and operate larger stores; hire, train and retain an increasing number of qualified employees; open suitable store sites; and expand and upgrade our distribution centers and internal store support systems on a tight time schedule. We may not meet our targets for opening new stores and expanding profitably.

     In the past five years, we added a total of 371 stores through three large mergers and several small acquisitions. Our acquisition strategy has been to target companies with a similar single price point concept that have shown success in operations or provide a strategic advantage. Although we do not have any current plans regarding potential acquisitions, we may evaluate opportunities in our retail sector as they become available.

Site Selection and Store Size

     We maintain a disciplined, cost-sensitive approach to store site selection, favoring strip shopping centers. Since 1995, we have opened stores primarily in strip shopping centers. These stores typically require lower initial capital investments and generate higher operating margins than mall stores. Our stores have been successful in metropolitan areas, mid-sized cities and small towns. We believe that our stores have a relatively small shopping radius, which allows us to profitably concentrate multiple stores in a single market. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

     We operate stores primarily ranging from 3,500 to 6,000 gross square feet. In addition to opening our traditional stores, we continue to open more of our larger stores, which generally range from 7,000 to 12,000 gross square feet. Stores with at least 7,000 gross square feet account for approximately 22% of our store base as of December 31, 2000. We expect to open 165 to 175 of these larger stores during 2001. The range of our store sizes allows us to target a particular location with a store that best suits that market. We view the development of these larger stores as a continuation of our core business.

     For more information on retail locations and retail store leases, see "Properties" on page 8.

Merchandising and Store Format

     Merchandise Mix. Our stores offer a wide selection of core and changing products within traditional variety store categories, including candy and food, housewares, seasonal goods, health and beauty care, toys, party goods, gifts, stationery and other consumer items. The actual items and brands offered at any one time will vary. We have a core selection of consumable products such as household chemicals, paper and plastics, candy and food and health and beauty care products that we target to have in stock at our stores continuously. These products are generally available year-round in our distribution facilities for stores to reorder as needed. Our larger stores carry a greater variety and quantity of consumable products than our smaller stores, particularly food, household chemicals and health and beauty care products.

     We sell seasonal and impulse items and selected closeout merchandise to add variety and freshness to our core products and create an exciting shopping experience. Examples of seasonal goods include Easter gifts, summer toys and Halloween and Christmas decorations. We also offer name-brand closeout merchandise to supplement our merchandise mix. In 2000, closeout merchandise represented less than 10% of our purchases and we would generally not expect it to exceed 15%. We also sell private label and regional brand goods that we believe are comparable in quality but priced lower than similar goods with national name brands.

     Purchasing. We believe that our substantial buying power at the $1.00 price point contributes to our successful purchasing strategy, which includes disciplined, targeted merchandise margin goals. We purchase merchandise from manufacturers, trading companies and brokers. No vendor accounted for more than 10% of total merchandise purchased in any of the last five years. We frequently use new vendors to offer competitive, yet varied, product selection and high value. We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost.

     Our purchasing strategy balances imported merchandise and domestic products. We believe imported merchandise and domestic products each currently account for approximately one-half of our purchases. Our domestic products include name-brand merchandise from manufacturers like Hershey's and Procter & Gamble and a variety of consumable products, housewares and paper and plastic goods. Our domestic purchasing program has evolved over the past few years to include direct relationships with major manufacturers such as Colgate and Unilever. Merchandise imported directly from overseas manufacturers and agents accounts for approximately 40% to 45% of total purchases at retail. In addition, we believe that a small portion of the goods we purchase from domestic vendors is imported. While we do not expect to increase imports significantly as a percentage of our merchandise, our future success depends on the continuing availability of imported merchandise at favorable costs.

     If Chinese or other imported merchandise becomes more expensive or unavailable, the transition to alternative sources, which may be of lesser quality and more expensive, may not occur in time to meet our demands. A disruption in the flow of our imported merchandise or an increase in the cost of this merchandise may significantly decrease our net sales and profits. On October 10, 2000, the United States granted permanent normal trade relations to China. Even with permanent normal trade relations, the United States could impose punitive trade sanctions on Chinese goods for a variety of reasons. Although no punitive import duties are currently imposed, in the past, the United States Trade Representative has threatened retaliatory sanctions equaling as much as 100% of the cost of some Chinese goods.

     Visual Merchandising. The presentation and display of merchandise in our stores is critical to communicating value to our customers and creating a more exciting shopping experience. Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors, uniform decorative signs, carpeting and background music. Our merchandise fixtures include gondola shelving, slat walls, bins and adjustable gift displays, allowing us the flexibility to rearrange merchandise to feature seasonal products. Some of these fixtures have been specifically designed for us, such as a customized shelf display promoting our polyresin and porcelain gift products. Our field merchandising group, including regional merchandise managers and store display coordinators, maintains a consistent visual presentation of merchandise throughout our stores. We believe that our approach to visual merchandising results in high store traffic, high sales volume and an environment that encourages impulse purchases. We rely on attractive exterior signs and in-store merchandising for our advertising. We generally do not use other forms of advertising, except in limited cases when promoting the opening of a new store.

     During 1999, we converted our 98 Cent Clearance Center stores to more closely resemble existing Dollar Tree stores, including changing all but one store name to Dollar Tree. During 2000, we converted 20 of the 24 Only $One stores added in 1999. These conversions included installing new checkouts and display fixtures and improving store layouts and merchandise displays at all Only $One stores and changing the name from Only $One to Dollar Tree at select stores. During 2000, we added shelving and display fixtures and we improved store layouts and merchandise displays in 11 of the Dollar Express stores. During the first three quarters of 2001, we expect to upgrade 65 to 70 of the Dollar Express stores by adding display fixtures, improving store layouts and merchandise displays, installing new signs, installing new checkouts in some of the stores and changing each store name to Dollar Tree.

Merchandise Receiving and Distribution

     Merchandise receiving and distribution are managed centrally from our corporate headquarters, located on the same site as our Chesapeake, Virginia distribution center. Maintaining a strong receiving and distribution system is critical to our expansion and ability to maintain a low cost operating structure.

     Substantially all of our inventory is shipped or picked up directly from suppliers and delivered to our distribution centers, where the inventory is processed and then distributed to our stores. The majority of our inventory is delivered to the stores by contract carriers. We also make deliveries to some of our stores using our fleet of trucks. Most stores receive weekly shipments of merchandise from distribution centers based on their anticipated inventory requirements for that week. We also make more frequent deliveries to some stores, including most Dollar Express stores. Many of our Dollar Tree stores require more frequent deliveries during the busy Christmas season. For more information on our distribution center network, see "Properties" on page 8.

Inventory Supply Chain

     Beginning in 1999, we evaluated our inventory supply chain processes to identify potential improvements. As a result, we initiated a supply chain management project that encompasses four major components:

     o    planning for our merchandise purchasing;

     o purchasing merchandise and allocating that merchandise throughout our distribution and retail network;

     o obtaining current and detailed sales information from a group of representative stores using a point-of-sale system; and

     o    improving our ability to keep select merchandise in stock.

     We believe the implementation of this project will improve the efficiency of our supply chain management, improve our merchandise flow and help control costs.

     In the first half of 2001, we will begin to test our point-of-sale system in approximately 10 stores. We then plan to install point-of-sale in up to 300 of our stores within approximately 12 months after we complete the test phase. We expect that the point-of-sale data will allow us to track sales by merchandise category and geographic region and assist our planning for future purchases of inventory. Our supply chain management project is expected to cost approximately $23.0 to $26.0 million in total, of which approximately $8.5 million was expended through December 31, 2000.

Competition

     The retail industry is highly competitive and we expect competition to increase in the future. Our competitors include variety and discount stores such as Dollar General, closeout stores such as Odd Lots and Big Lots, mass merchandisers such as Wal Mart, and, to a lesser extent, other fixed price retailers. We expect that our expansion plans, as well as the expansion plans of other fixed price retailers such as 99 Cents Only Stores based in Southern California, will increasingly bring us into direct competition. Competition may also increase because there are no significant economic barriers to other companies becoming fixed price retailers.

Trademarks

     We are the owners of federal service mark registrations for "Dollar Tree," the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price...One Dollar." A small number of our stores operate under the name "Only One Dollar," for which we have not obtained a service mark registration. We also own a concurrent use registration for "Dollar Bill$" and the related logo. During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything," "Everything's $1.00," the registration of which is pending, and "The Dollar Store." With the acquisition of the Only $One stores in 1999, we became the owner of additional federal service mark registrations, including "Only One $1," and the stylized "Only $One," together with the related design. We also occasionally market products under various private labels but these brand names are not material to our operations. With the acquisition of Dollar Express, we became the owner of the service marks "Dollar Express" and "Dollar Expres$."

Seasonality

     Historically we have experienced seasonal fluctuation in our net sales, operating income and net income. We expect this trend to continue. See "Management's Discussion and Analysis - Seasonality and Quarterly Fluctuations" on page 20.

Employees

     We employed approximately 6,700 full-time and 19,500 part-time associates on December 31, 2000. The number of part-time associates fluctuates depending on seasonal needs. Except the truck drivers for the Philadelphia distribution center, none of our associates are represented by a labor union. The Teamsters have attempted to organize our associates at our Chesapeake, Chicago and Philadelphia distribution centers on several occasions, and we expect their efforts to continue. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

Item 2.  PROPERTIES

Stores

     As of December 31, 2000, we operated 1,729 stores in 36 states. The following table presents a summary of our growth by region for the past three years (number represents stores open as of the date indicated):

                                                 December 31,
                                                 ------------
                                            2000      1999      1998
                                            ----      ----      ----

     Southeast..........................     526       466       415
     Midwest............................     403       362       309
     Mid-Atlantic.......................     387       353       313
     Southcentral.......................     125        99        68
     Northeast .........................     180       150       114
     West...............................     108        77        66
                                           -----     -----     -----

         Total..........................   1,729     1,507     1,285
                                           =====     =====     =====

     Our stores in the West average approximately 12,400 gross square feet compared to our other stores, which average approximately 5,200 gross square feet.

     We currently lease our existing stores and expect this policy to continue as we expand. Our leases typically provide for a short initial lease term and give us the option to extend. We believe this leasing strategy enhances our flexibility to pursue various expansion and relocation opportunities resulting from changing market conditions.

     As current leases expire, we believe that we will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, we have not experienced difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. Many of our leases contain provisions with which we do not comply, including provisions requiring us to advertise or insure store property, prohibiting us from operating another store within a specified radius and restricting the sale of leasehold improvements. We believe that the violation of these provisions will not have a material adverse effect on our business or financial position because we generally maintain good relations with our landlords and are a valued tenant.

Distribution Centers

     The following table includes information about the distribution centers that we currently operate. We believe our operational distribution centers can support a total of approximately $2.3 billion in annual retail sales.

                                                                      Size in
      Location                   Own/Lease    Lease Expires         Square Feet
      --------                   ---------    -------------         -----------

Chesapeake, Virginia                 Own            N/A               400,000

Olive Branch, Mississippi            Own            N/A               425,000

Chicago, Illinois area              Lease     June 2005, with         250,000
                                              options to renew

Stockton, California                Lease        March 2006           317,000

Philadelphia, Pennsylvania          Lease      December 2002          200,000

Savannah, Georgia                   Lease        March 2006           600,000

     In addition to our distribution centers noted above, during the past several years we have used off-site facilities to accommodate large quantities of seasonal merchandise.

     We have leased a 600,000 square foot distribution center being constructed in Briar Creek, Pennsylvania. We expect it to be operational in early 2002. We believe that when this new facility is fully operational, our distribution network will support annual sales up to $2.9 billion. The Briar Creek distribution center will replace our Philadelphia distribution center and 83,000 square foot office and warehouse, the lease for which expires in April 2001. When the lease expires, the office and warehouse facility will be leased on a month-to-month basis until the Briar Creek distribution center is operational.

     Effective March 12, 2001, we entered into an operating lease facility for $165 million, of which $93 million was committed to our existing Stockton, Briar Creek and Savannah distribution centers. Our existing distribution center operating lease agreements for Stockton, Briar Creek and Savannah were replaced with this facility. The termination date of this operating lease facility is March 12, 2006. As a result, the lease expiration date for the Stockton, Briar Creek and Savannah distribution centers is now March 12, 2006. The lease facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur.

     The Chesapeake, Olive Branch and Savannah distribution centers contain, and the Briar Creek distribution center will contain, advanced materials handling technologies, including an automated conveyor and sorting system, radio-frequency inventory tracking equipment and specialized information systems. Beginning in March 2001, we plan to expand and automate the Stockton distribution center. The automation and expansion is expected to be complete in the first quarter of 2002 and will increase the facility to 525,000 square feet. The Chicago and Philadelphia distribution centers are not automated and there are no plans to automate these facilities.

     Over the past several years, we have replaced certain distribution centers for which we are liable for future rents as detailed in the table below:


                                                             Year
    Location                      Facility Replaced        Replaced      Lease Expires    Sublease Expires
    --------                      -----------------        --------      -------------    ----------------

Chesapeake, Virginia              Norfolk, Virginia          1998        December 2009      February 2008

Olive Branch, Mississippi         Memphis, Tennessee         1999        September 2005       March 2002

Stockton, California            Sacramento, California       2000          June 2008          June 2008

     For more information on our liability for future rents and related costs, see "Management's Discussion and Analysis-Inflation and Other Economic Factors" on page 20.

Item 3.  LEGAL PROCEEDINGS

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our 2000 calendar year.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on The Nasdaq Stock Market(R) under the symbol "DLTR" since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by the Nasdaq for the periods indicated, restated to reflect a 3-for-2 stock split effected as a stock dividend in June 2000.
                                                      High          Low
                                                      ----          ---
    1999:
     First Quarter........................          $ 32.83      $ 20.50
     Second Quarter.......................            29.33        19.17
     Third Quarter........................            31.00        21.67
     Fourth Quarter.......................            34.83        23.00

    2000:
     First Quarter........................          $ 36.33      $ 20.83
     Second Quarter.......................            43.21        31.00
     Third Quarter........................            48.25        37.75
     Fourth Quarter.......................            44.00        18.69

     On March 23, 2001, the last reported sale price for our common stock as quoted by Nasdaq was $17.56 per share. As of March 23, 2001, we had approximately 500 shareholders of record.

     We anticipate that all of our income in the foreseeable future will be retained for the development and expansion of our business and the repayment of indebtedness. Management does not anticipate paying dividends on our common stock in the foreseeable future. In addition, our credit facilities contain financial covenants that restrict our ability to pay cash dividends.

Item 6.  SELECTED FINANCIAL DATA
           (Dollars in thousands, except per share data and net sales per gross square foot data)

     The following table presents a summary of our selected financial data for the last five calendar years. The selected income statement and balance sheet data for the years ended December 31, 2000, 1999 and 1998 have been derived from our consolidated financial statements that have been audited by our independent certified public accountants. In addition, the selected income statement data for the year ended 1997 has been derived from our consolidated income statement that has been audited by our independent certified public accountants. This information should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report. The selected balance sheet data for the year ended December 31, 1997 and the selected income statement and balance sheet data for the year ended December 31, 1996 have been derived from our unaudited consolidated financial statements, which have been prepared on the same basis as the audited consolidated financial statements. As required by pooling-of-interests accounting, the financial information and operating data of Dollar Tree and our past merger partners, Dollar Express, Only $One and 98 Cent Clearance Center, have been combined and restated as of the beginning of the earliest period presented.

     For 2000, the extraordinary loss represents the write-off of deferred financing costs in connection with early retirement of the Dollar Express outstanding debt.

     For 2000, operating income was reduced by $4,366, and net income was reduced by $3,134 for charges related to the Dollar Express merger. For 1999, operating income was reduced by $1,050, and net income was reduced by $792, for charges related to the Only $One merger. For 1998, operating income was reduced by $5,325, and net income was reduced by $4,201, for charges related to the 98 Cent Clearance Center merger.

     Dollar Express and Only $One were treated as S corporations for federal and state income tax purposes through February 4, 1999 and June 29, 1999, respectively. As a result, their income was taxable to their shareholders through those dates. Accordingly, our pro forma income statement data reflects the pro forma increase in our C corporation federal and state income tax expense, which would have occurred had these companies been taxed as C corporations for the entire periods presented.

     In our merger with Dollar Express in May 2000, the outstanding preferred stock of Dollar Express was converted to common stock. Pro forma diluted net income per common share would have been $0.96 for the year ended December 31, 1999 if the conversion of preferred stock had taken place on February 5, 1999, the date when the preferred stock was originally issued. This calculation gives effect to an adjustment that increases net income available to common shareholders by $7,409 to eliminate the charge for accrued preferred stock dividends and accretion of preferred stock and warrants for the year ended December 31, 1999. In addition, if the conversion had taken place on February 5, 1999, the weighted average number of common shares and potential dilutive common shares outstanding would have increased by 2,795,000 shares for the year ended December 31, 1999.

     Comparable store net sales compare net sales for stores open throughout each of the two periods being compared, including expanded and relocated stores. Net sales per store and net sales per square foot are calculated for stores open throughout the period presented.


                                                                          Year Ended December 31,
                                                   --------------------------------------------------------------------
                                                      2000            1999           1998           1997         1996
                                                      ----            ----           ----           ----         ----

Income Statement Data:
Net sales......................................     $1,688,105     $1,351,820      $1,073,886     $847,830     $665,802
Cost of sales..................................      1,063,416        854,124         681,387      551,926      435,446
Merger-related costs...........................          1,100            443           1,301           --           --
                                                     ---------      ---------       ---------      -------      -------
Gross profit...................................        623,589        497,253         391,198      295,904      230,356
Selling, general and administrative
   expenses:
   Operating expenses..........................        375,316        290,241         234,197      189,060      148,785
   Merger-related expenses.....................          3,266            607           4,024           --           --
   Depreciation and amortization...............         41,971         30,809          22,463       16,017       12,607
                                                     ---------      ---------       ---------      -------      -------
       Total...................................        420,553        321,657         260,684      205,077      161,392
                                                     ---------      ---------       ---------      -------      -------

Operating income...............................        203,036        175,596         130,514       90,827       68,964
Interest income................................          4,266          1,743             604          145          119
Interest expense...............................         (7,817)        (7,429)         (5,217)      (3,831)      (5,868)
                                                     ---------      ---------       ---------      -------      -------
Income before income taxes.....................        199,485        169,910         125,901       87,141       63,215
Provision for income taxes.....................         77,476         63,333          44,583       31,323       22,284
                                                     ---------      ---------       ---------      -------      -------
Income before extraordinary item...............        122,009        106,577          81,318       55,818       40,931
Loss on debt extinguishment, net of
   tax benefit of $242.........................            387             --              --           --           --
                                                     ---------      ---------       ---------      -------      -------
Net income.....................................        121,622        106,577          81,318       55,818       40,931
Preferred stock dividends and
   accretion...................................          1,413          7,027              --           --           --
                                                     ---------      ---------       ---------      -------      -------
Net income available to common
   shareholders................................     $  120,209     $   99,550      $   81,318     $ 55,818     $ 40,931
                                                     =========      =========       =========      =======      =======

Pro Forma Income Statement Data:
Net income available to common
   shareholders................................     $  120,209     $   99,550      $   81,318     $ 55,818     $ 40,931
Adjustment for C corporation income
   taxes.......................................             --            505           4,804        2,279        2,163
                                                     ---------      ---------       ---------      -------      -------
Pro forma net income available to
   common shareholders.........................     $  120,209     $   99,045      $   76,514     $ 53,539     $ 38,768
                                                     =========      =========       =========      =======      =======

Pro forma basic net income per common
   share.......................................     $     1.16     $     1.01      $     0.79     $   0.55     $   0.41
Pro forma diluted net income per
   common share................................     $     1.08     $     0.92      $     0.71     $   0.50     $   0.37
Weighted average number of common
   shares outstanding, in thousands............        103,972         98,435          97,454       96,747       94,830
Weighted average number of common
   shares and dilutive potential common
   shares outstanding, in thousands............        111,809        107,960         107,115      106,149      103,919

Selected Operating Data:
Number of stores open at
   end of period...............................          1,729          1,507           1,285        1,059          888
Total gross square footage,
   in thousands................................          9,832          7,638           6,051        4,793        3,810
Net sales growth...............................          24.9%          25.9%           26.7%        27.3%        51.6%
Comparable store net sales increase............           5.7%           5.0%            6.5%         6.9%         5.9%
Net sales per store............................     $    1,014     $     939       $     902      $    851     $    784
Net sales per gross square foot................     $      189     $     196       $     200      $    198     $    200


                                                                                 As of December 31,
                                                   --------------------------------------------------------------------
                                                         2000           1999           1998          1997         1996
                                                         ----           ----           ----          ----         ----
Balance Sheet Data:
Working capital..............................       $  303,596     $  226,707      $  124,758     $ 70,521     $ 32,518
Total assets.................................          746,859        611,233         436,768      328,282      217,370
Total debt...................................           71,730        108,773          53,759       42,622       13,059
Manditorily redeemable preferred
   stock.....................................               --         35,171              --           --           --
Shareholders' equity.........................          518,658        316,238         262,575      173,290      116,651


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Events and Recent Developments

     Several key events have had or are expected to have a significant effect on our results of operations. You should keep in mind that:

     o In August 2000, we amended an existing distribution center operating lease agreement to facilitate construction of a 600,000 square foot distribution center in Briar Creek, Pennsylvania. We plan to begin operating this facility in the first quarter of 2002.

     o In May 2000, we merged with Dollar Express and issued or reserved 9,000,000 shares of our common stock in exchange for Dollar Express's outstanding stock and options. Dollar Express operated 132 stores primarily in the Mid-Atlantic region.

     o In January 2000, we entered into an operating lease for a new 600,000 square foot distribution center, which was constructed in Savannah, Georgia. We began shipping from this facility in February 2001.

     o Also in January 2000, we opened a new 317,000 square foot distribution center in Stockton, California, which replaced our Sacramento, California facility.

     o In June 1999, we merged with Only $One, issuing 752,400 shares of our common stock in exchange for Only $One's outstanding stock. Only $One operated 24 stores in central and upstate New York.

     o In January 1999, we opened a new 425,000 square foot distribution center in Olive Branch, Mississippi, which replaced our Memphis, Tennessee facility.

     o In December 1998, we merged with 98 Cent Clearance Center. We reserved or issued approximately 3,228,000 shares of our common stock in exchange for 98 Cent Clearance Center's outstanding stock and options. 98 Cent Clearance Center operated 66 stores in northern and central California and Nevada.

     We accounted for the Dollar Express, Only $One and 98 Cent Clearance Center mergers as poolings of interest. As a result, all financial and operational data assume that Dollar Express, Only $One and 98 Cent Clearance Center had each been a part of Dollar Tree throughout all periods presented. For each period presented, the outstanding Dollar Express, Only $One and 98 Cent Clearance Center shares of stock have been converted into Dollar Tree shares based on the exchange ratios used in each merger.

Results of Operations

     Our net sales derive from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second, sales change at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we compare only those stores that are open throughout both of the periods being compared. We include expanded or relocated stores in the calculation of comparable store net sales, which causes our comparable store net sales increases or decreases to appear more favorable.

     Most retailers can increase the price of their merchandise in order to increase their comparable store net sales. As a fixed price retailer, we do not have the ability to raise our prices. Generally, our comparable store net sales will increase only if we sell more merchandise. In 1999, we increased the price point in the sixty-six 98 Cent Clearance Center stores from $0.98 to $1.00. This had only a minor impact on our comparable store net sales. We believe that future comparable store net sales increases, if any, will be lower than those we have experienced in the past.

     We anticipate that our future net sales growth will come mostly from new store openings. We added 222 stores in 2000 and plan to add 250 to 260 stores in 2001. We also expect our average store size to increase in 2001, which we believe will result in a decrease in our net sales per gross square foot. Of our expected gross square footage increase in 2001 of 27% to 29% (or 2.6 million to 2.8 million gross square feet), approximately 400,000 square feet will come from expanded or relocated stores.

     Increases in expenses could negatively impact our operating results because we cannot pass on increased expenses to our customers by increasing our merchandise price. Consequently, our future success depends in large part on our ability to control our costs.


     The following table expresses items from our income statement as a percentage of net sales:


                                                                     Year Ended December 31,
                                                                  2000        1999        1998
                                                                  ----        ----        ----


     Net sales.............................................       100.0%      100.0%      100.0%
     Cost of sales.........................................        63.0        63.2        63.5
     Merger-related costs..................................         0.1          --         0.1
                                                                  -----       -----       -----

     Gross profit..........................................        36.9        36.8        36.4
     Selling, general and administrative expenses:
       Operating expenses..................................        22.2        21.5        21.8
       Merger-related expenses.............................         0.2          --         0.4
       Depreciation and amortization.......................         2.5         2.3         2.0
                                                                  -----       -----       -----

               Total.......................................        24.9        23.8        24.2
                                                                  -----       -----       -----

     Operating income......................................        12.0        13.0        12.2
     Interest income.......................................         0.3         0.1         0.1
     Interest expense......................................        (0.5)       (0.5)       (0.6)
                                                                  -----       -----       -----

     Income before income taxes............................        11.8        12.6        11.7
     Provision for income taxes............................         4.6         4.7         4.1
                                                                  -----       -----       -----

     Net income............................................         7.2%        7.9%        7.6%
                                                                  =====       =====       =====

2000 Compared to 1999

     Net Sales. Net sales increased 24.9% to $1,688.1 million for 2000 from $1,351.8 million for 1999. We attribute this $336.3 million increase in net sales to two factors:

     o Approximately 79% of the increase came from stores opened in 2000 and 1999, which are not included in our comparable store net sales calculation.

     o Approximately 21% of the increase came from comparable store net sales increases. Comparable store net sales increased 5.7% during 2000.

We believe comparable store net sales increased because:

     o    We expanded and relocated stores.

     o We improved the mix of our merchandise, offering more consumable products as a component of our domestic merchandise.

     o    The Easter selling season was longer in 2000 compared to 1999.

     o Customers purchased a higher average number of items per visit, and we had more customer visits.

     We opened 233 new stores and closed 11 stores during 2000, compared to 227 new stores opened and five stores closed the previous year. We added 28.7% to our total store square footage in 2000 compared to 26.2% in 1999. Of the 2.2 million, or 28.7%, increase in gross square footage in 2000, approximately 400,000 gross square feet was added by expanding and relocating existing stores.

     Gross Profit. Gross profit increased $126.3 million, or 25.4%, in 2000 as compared to our gross profit in 1999. Our gross profit margin increased to 36.9% in 2000 from 36.8% in 1999. Excluding merger-related costs, gross profit margin increased to 37.0% in 2000 compared to 36.8% in 1999. Particular changes affecting our gross profit margin in 2000 included:

     o We believe our buying power with merchandise vendors increased because of our increased sales, which in turn lowered our overall merchandise costs expressed as a percentage of net sales.

     o Our freight costs increased primarily as a result of our changing merchandise mix and an increase in domestic fuel costs. The changing merchandise mix, which included an increase in consumable merchandise as a percentage of our domestic merchandise, required more shipments to deliver the same amount of merchandise in 2000 as compared to 1999.

     o In 2000, we purchased a slightly higher percentage of imports, which generally cost less than domestic products, and sales of these goods improved our gross profit margin for the year.

     We will have difficulty maintaining our historical gross profit margins in 2001 and future years as we refine our merchandise mix to include a higher proportion of consumable merchandise, which typically carry a lower gross profit margin, open more of the larger stores and continue to absorb higher costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $98.9 million, or 30.7%, in 2000 compared to 1999. As a percentage of net sales, selling, general and administrative expenses increased to 24.9% in 2000 compared to 23.8% in 1999. Excluding expenses related to the Dollar Express merger in 2000, selling, general and administrative expenses increased as a percentage of net sales to 24.7% compared to 23.8% in 1999. This increase is primarily the result of a loss of leverage during the important fourth quarter selling season, non-recurring Dollar Express expenses of approximately $3.3 million and an increase in our worker's compensation and general liability accruals resulting from a change in our estimates. The $3.3 million in non-recurring Dollar Express expenses primarily includes:

     o    accrual of tax liabilities;
     o training Dollar Express store personnel on new systems, policies and procedures;
     o    conducting physical inventories of Dollar Express stores; and
     o    improving benefits and paying transitional salaries.

     Expressed as a percentage of net sales, depreciation and amortization increased to 2.5% in 2000 from 2.3% in 1999, a total increase of $11.2 million. The increase as a percentage of net sales was primarily due to approximately $1.4 million of accelerated depreciation related to Dollar Express's store equipment and warehouse management system. We replaced the Dollar Express warehouse management system in January 2001 with our own, which we believe will increase the visibility of merchandise in our Philadelphia distribution center and improve merchandise flow and our store ordering system.

     We estimate that Dollar Express was approximately $0.04 dilutive to our diluted earnings per share in 2000, excluding merger-related items.

     Leveraging our selling, general and administrative expenses will become increasingly difficult because we expect to incur difficulties in maintaining our historical comparable store net sales increases, especially in the first half of 2001.

     Operating Income. Our operating income increased $27.4 million, or 15.6%, in 2000 as compared to 1999. As a percentage of net sales, operating income decreased to 12.0% in 2000 compared to 13.0% in 1999. Excluding merger-related items, operating income increased to $207.4 million in 2000 from $176.6 million in 1999 and decreased as a percentage of net sales to 12.3% from 13.1%. This decrease was due to increased operating expenses, as a percentage of net sales, partially offset by improved gross profit margin as discussed above.

     Interest Income and Expense. Interest income increased $2.6 million to $4.3 million in 2000 from $1.7 million in 1999. The increase resulted from higher levels of cash and cash equivalents in 2000 compared to 1999. Interest expense increased $0.4 million to $7.8 million in 2000 from $7.4 million in 1999. Interest expense increased because we incurred interest on the sale-leaseback transaction for the entire year in 2000 compared to only three months in 1999. This increase was partially offset by the decrease in interest on the revolving credit facility and term loan paid off in May 2000.

     Income Taxes. Our effective tax rate increased to 38.8% for the year ended December 31, 2000 from 37.3% for the year ended December 31, 1999 because the 1999 rate included a benefit of approximately 1.3%, as a percentage of income before taxes, related to Dollar Express's conversion from an S to C corporation and 0.3% related to the non-taxable S corporation income of Only $One in the first half of 1999.

1999 Compared to 1998

     Net Sales. Net sales increased 25.9% to $1,351.8 million for 1999 from $1,073.9 million for 1998. We attribute this $277.9 million increase in net sales to two factors:

     o Approximately 82% of the increase came from stores opened in 1999 and 1998, which are not included in our comparable store net sales calculation.

     o Approximately 18% of the increase came from comparable store net sales growth. Comparable store net sales increased 5.0% during 1999.

We believe comparable store net sales increased because:

     o We improved the mix of our merchandise, with a slightly higher emphasis on consumable products.

     o Throughout 1999, we changed the merchandise mix at the 98 Cent Clearance Center stores to more closely resemble the mix at our existing Dollar Tree stores.

     o    We expanded and relocated stores.

     o Customers purchased a higher average number of items per visit, and we had more customer visits.

     We opened 227 new stores and closed five stores during 1999, compared to 234 new stores opened and eight stores closed the previous year. The new 1999 stores include four that we acquired from a small dollar store operator. We added 26.2% to our total square footage in each of 1999 and 1998.

     Gross Profit. Gross profit increased $106.1 million, or 27.1%, in 1999 as compared to our gross profit in 1998. Our gross profit margin increased to 36.8% in 1999 from 36.4% in 1998. Particular changes affecting our gross profit margin in 1999 included:

     o We believe our buying power with merchandise vendors increased because of our increased sales, which in turn lowered our overall merchandise costs expressed as a percentage of net sales.

     o Our distribution costs were lower as a percentage of net sales due to efficiencies at our Chesapeake and Olive Branch distribution centers.

     o We experienced higher freight costs because of the increase in the trans-Pacific shipping rates that took effect in May 1999. Excluding the effect on Dollar Express, we estimate that the impact of these higher shipping rates on our business was approximately $5.0 million in 1999.

     o In 1999, we purchased a slightly higher percentage of imports, which generally cost less than domestic products, and sales of these goods improved our gross profit margin for the year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $61.0 million, or 23.4%, in 1999 compared to 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 23.8% in 1999 compared to 24.2% in 1998. Excluding expenses related to the 98 Cent Clearance Center merger in 1998, selling, general and administrative expenses remained constant as a percentage of net sales at 23.8% in both 1999 and 1998. Expressed as a percentage of net sales, depreciation and amortization increased to 2.3% in 1999 from 2.0% in 1998, a total increase of $8.3 million. This percentage increase resulted primarily from depreciation related to the Olive Branch distribution facility.

     During 1999, we recorded a $1.3 million charge in selling, general and administrative expenses for remaining payments on our closed Sacramento distribution facility. This lease loss accrual is adjusted quarterly based on changes in market conditions.

     Operating Income. Our operating income increased $45.1 million, or 34.5%, in 1999 as compared to 1998. As a percentage of net sales, operating income increased to 13.0% in 1999 compared to 12.2% in 1998. Excluding merger-related items, operating income increased to $176.6 million in 1999 from $135.8 million in 1998 and increased as a percentage of net sales to 13.0% from 12.7%. These increases were attributable to our improved gross profit margin discussed above.

     Interest Income and Expense. Interest income increased $1.1 million to $1.7 million in 1999 from $0.6 million in 1998. The increase resulted from higher levels of cash and cash equivalents in 1999 compared to 1998. Interest expense increased $2.2 million to $7.4 million in 1999 from $5.2 million in 1998. The increase resulted from the term loan entered into by Dollar Express in February 1999 and accretion of the common stock put warrants of Dollar Express to redemption value. The common stock put warrants were terminated in connection with the consummation of the merger with Dollar Express.

     Income Taxes. Our effective tax rate increased to 37.3% for the year ended December 31, 1999 from 35.4% for the year ended December 31, 1998 because Dollar Express was not subject to corporate-level income taxes before its conversion from an S to C corporation on February 5, 1999. This increase was partially offset by a $2.2 million deferred tax benefit recorded in connection with its conversion from an S to C corporation for income tax purposes.

Liquidity and Capital Resources

Overview

     Our business requires capital to open new stores and operate existing stores. Our working capital requirements for existing stores are seasonal and usually reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and funded our store opening and relocation and expansion programs from internally generated funds and borrowings under our credit facilities.

     The following table compares cash-related information for the years ended December 31, 2000, 1999 and 1998:

                                                     YEAR ENDED DECEMBER 31,
                                                  2000       1999         1998
                                                  ----       ----         ----
                                                         (in millions)
Net cash provided by (used in):
     Operating activities....................   $ 107.7    $ 128.6       $ 85.5
     Investing activities....................     (94.8)     (55.2)       (57.0)
     Financing activities....................     (12.9)      23.5          7.3

     The $20.9 million decrease in cash provided by operating activities in 2000 was caused primarily by the decrease in fourth quarter operating results as compared to 1999. This resulted in a carry over of approximately 5% more of our fourth quarter seasonal merchandise as compared to 1999.

     Cash used in investing activities is generally expended to open new stores. The $39.6 million increase in investing activities was primarily due to an increase in capital expenditures for the year 2000 compared to the same period in 1999 as a result of the following:

     o an increase in the number of new stores opened and the average size of those stores in 2000;

     o    an increase in the number of relocations and expansions;

     o    the expansion of the Store Support Center;

     o    improvement in our supply chain processes; and

     o installation of new registers and back-office equipment in the Dollar Express stores.

     The $36.4 million decrease in cash provided by (used in) financing activities was primarily the result of the following:

     o We did not receive any proceeds from the issuance of equity, excluding stock-based compensation plans, in 2000 compared to the $32.2 million received in 1999 related to the issuance of Dollar Express's preferred stock and common stock put warrants.

     o We made net repayments of approximately $34.2 million in 2000 due to repayment of Dollar Express's term loan and revolving credit facility and the first principal payment on the senior notes. In 1999, we had net borrowings of approximately $23.0 million related primarily to draw downs on Dollar Express's term loan and revolving credit facility.

     o We received $15.8 million more cash pursuant to stock-based compensation plans in 2000 compared to 1999 because of increased stock option exercises.

     o We did not pay any distributions in 2000 compared to the $61.0 million of distributions paid in the first nine months of 1999 to the former shareholders of Dollar Express and Only $One.

     o We received $21.6 million related to the sale-leaseback transaction in 1999.

     At December 31, 2000, our borrowings under our bank facilities, senior notes and bonds were $43.0 million and we had an additional $135.0 million available under our bank facility. Of the amount available, approximately $71.0 million was committed to letters of credit issued for the routine purchase of imported merchandise.

Funding Requirements

     We expect to add approximately 250 to 260 stores in 2001. In 2000, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was as follows:

                                 Number of              Average Investment
        Store Type             Stores Opened                per Store
        ----------             -------------                ---------
     Traditional stores            117                      $ 211,000
     Larger stores                 116                        333,000
     All stores                    233                        272,000

We expect our cash needs for opening new stores in 2001, including approximately 165 to 175 of the larger format stores, to total approximately $89.7 million. We have budgeted approximately $53.5 million for capital expenditures and $36.2 million for initial inventory and pre-opening costs. Our total planned capital expenditures for 2001 are approximately $114.7 million, including planned expenditures for new, expanded and relocated stores, investments in our supply chain processes, additional equipment for the distribution centers and remodeling and upgrading many of the Dollar Express stores. We believe that we can adequately fund our planned capital expenditures and working capital requirements for the next few years from net cash provided by operations and borrowings under our credit facility.

     Bank Credit Facilities. During September 1996, we entered into an amended and restated credit agreement with our banks, which currently provides for a $135.0 million unsecured revolving credit facility to be used for working capital, letters of credit and development needs, bearing interest at the agent bank's prime rate or LIBOR plus a spread, at our option. As of December 31, 2000, the interest rate was approximately 7.1%. The credit agreement, among other things, requires the maintenance of specified ratios, restricts the payments of cash dividends and other distributions and limits the amount of debt we can incur. The facility terminates on May 31, 2002. Dollar Express's former credit facility was paid in full after the consummation of the merger on May 5, 2000.

     Effective March 12, 2001, we entered into a new revolving credit facility with our banks, which provides for a $50.0 million unsecured revolving credit facility to be used for working capital bearing interest at the agent bank's prime rate or LIBOR plus a spread, at our option. The credit agreement, among other things, requires the maintenance of specified ratios, restricts the payments of certain distributions and limits certain types of debt we can incur. The facility terminates on March 11, 2002.

     Also, effective March 12, 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $125.0 million for letters of credit, which are generally issued in relation to the routine purchase of imported merchandise.

     Operating Lease Agreements. We have entered into operating leases for three of our distribution centers. Under these agreements, the lessor is required to purchase the property, pay for the construction costs and lease the facility to us. The following table includes information related to these operating leases:

                               Operating Lease
     Location                       Amount         Lease Begins    Lease Expires
     --------                       ------         ------------    -------------

Stockton, California and
Briar Creek, Pennsylvania      $58.0 million         June 1999       March 2006

Savannah, Georgia              $35.0 million        January 2000     March 2006

In August 2000, we amended our existing operating lease agreement related to our Stockton distribution center. We increased the agreement to $58.0 million to facilitate the construction of a new $40.0 million distribution center in Briar Creek, Pennsylvania.

     On September 8, 2000, we entered into a $10.0 million interest rate swap agreement to manage the risk associated with interest rate fluctuations on a portion of our Stockton distribution center lease. The swap creates the economic equivalent of a fixed rate lease by converting the variable interest rate to a fixed rate. Under this agreement, we pay interest to a financial institution at a fixed rate of 6.45%. In exchange, the financial institution pays us at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. No payments are made by either party under the swap for monthly periods with an established interest rate greater than 7.41%. The swap is effective through June 2004, but it may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates. The fair value of this swap at December 31, 2000 was approximately ($0.2) million.

     On December 20, 2000, we entered into a $5.0 million interest rate swap agreement to manage the risk associated with interest rate fluctuations on a portion of our Stockton distribution center lease. Under this agreement, we pay interest to a financial institution at a fixed rate of 5.83%. In exchange, the financial institution pays us at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. No payments are made by either party under the swap for monthly periods with an established interest rate greater than 7.41%. The swap is effective through June 2004, but it may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates. The fair value of this swap at December 31, 2000 was approximately ($15,000).

     Effective March 12, 2001, we entered into an operating lease facility for $165.0 million, of which approximately $93 million was committed to our existing Stockton, Briar Creek and Savannah distribution centers. Our existing distribution center operating lease agreements for Stockton, Briar Creek and Savannah were replaced with this facility. The termination date of this operating lease facility is March 2006. As a result, the lease expiration date for the Stockton, Briar Creek and Savannah distribution centers is now March 2006. The lease facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur.

     Sale-Leaseback Transaction. In September 1999, we sold some retail store leasehold improvements to an unrelated third party and leased them back for seven years. We have an option to repurchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. The transaction is treated as a financing arrangement for financial accounting purposes. The total amount of the lease obligation is $29.0 million. We are required to make monthly lease payments of $438,000 in the first five years and $638,000 in the sixth and seventh years. As a result of the transaction, we received net cash of $20.9 million and an $8.1 million 11.0% note receivable, which matures in September 2006.

     Revenue and Bond Financing. In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable rate demand revenue bonds. We borrowed the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our new distribution facility in Olive Branch, Mississippi. At December 31, 2000, the balance outstanding on the bonds was $19.0 million. We begin repayment of the principal amount of the bonds in June 2006, with a portion maturing each June 1 until the final portion matures in June 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate, which was 7.3% at December 31, 2000. The bonds are secured by a $19.3 million letter of credit issued by one of our existing lending banks. The letter of credit is renewable annually. The letter of credit and reimbursement agreement require that we maintain specified financial ratios and restrict our ability to pay cash dividends.

     In April 1999, we entered into a $19.0 million interest rate swap agreement to manage the risk associated with interest rate fluctuations on the demand revenue bonds. Under this agreement, as amended, we pay interest to the bank that provided the swap at a fixed rate of 4.88%. In exchange, the financial institution pays us at a variable interest rate, which is similar to the rate on the demand revenue bonds. The variable interest rate on the interest rate swap is set monthly. No payments are made by either party under the swap for monthly periods with an established interest rate greater than 7.75%. The swap is effective through April 1, 2009, but it may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates. The fair value of this swap at December 31, 2000 was approximately $0.3 million.

     Debt Securities. In April 1997, we issued $30.0 million of 7.29% unsecured senior notes. We used the proceeds to pay down a portion of the revolving credit facility, which enabled us to use that credit facility to fund capital expenditures for the Chesapeake corporate headquarters and distribution center. We pay interest on the notes semiannually on April 30 and October 30 each year and we pay principal in five equal annual installments of $6.0 million, which began April 30, 2000. The note holders have the right to require us to prepay the notes in full without premium upon a change of control or upon specified asset dispositions or other transactions we may make. The note agreements prohibit specified mergers and consolidations in which our company is not the surviving company, require that we maintain specified financial ratios, require that the notes rank on par with other debt and limit the amount of debt we can incur. In the event of default or a prepayment at our option, we must pay a penalty to the note holder.

Seasonality and Quarterly Fluctuations

     We experience seasonal fluctuations in our net sales, comparable store net sales, operating income and net income and expect this trend to continue. Our results of operations may also fluctuate significantly as a result of a variety of factors, including:

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

     Our larger store format has a slightly different seasonal sales pattern than our traditional stores. These larger stores realize a lower percentage of their annual sales in the fourth quarter as compared to our traditional stores. We believe this is a result of the larger format stores containing a higher proportion of basic consumer products than our traditional stores.

     Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 12 of the Consolidated Financial Statements in Item 8 of this Form 10-K. To reconcile the combined company's quarterly information with that previously reported by Dollar Tree, refer to our Form 8-K, filed on May 24, 2000, which includes quarterly information for the combined companies.

Inflation and Other Economic Factors

     Our ability to provide quality merchandise at a fixed price and on a profitable basis is subject to economic factors that we cannot control, including inflation in shipping rates, wage rates and other operating costs.

     Shipping Costs. In May 1998, the trans-Pacific shipping cartel imposed a freight increase of $300 per container on U.S. imports from Asia. In May 1999, the cartel imposed a further increase of $900 per container for shipments from Asia to the West Coast of the United States and $1,000 for shipments to the East Coast, with a $300 per container surcharge during the peak shipping season from June 1 through November 30. The Trans-Pacific Stabilization Agreement (TSA), which has essentially replaced the trans-Pacific shipping cartel, may call for increased shipping rates and a peak season surcharge in 2001. As a result, our trans-Pacific shipping rates may increase when we renegotiate our import shipping rates effective May 2001.

     During 2000, we experienced a $1.2 million increase in our domestic freight costs because of increased domestic fuel costs. If fuel costs remain at current levels, we believe our domestic freight expense in 2001 will increase by an additional $0.5 to $0.7 million compared with 2000. In addition, higher fuel costs are expected to increase our import freight costs in the form of a fuel surcharge. We expect these costs will increase approximately $0.5 million in 2001.

     Minimum Wage. Although our average hourly wage rate is significantly higher than the federal minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs. For example, the federal minimum wage increased by $0.50 per hour on October 1, 1996 and by an additional $0.40 per hour on September 1, 1997. These changes increased payroll costs by approximately $5.0 million in 1998, excluding the impact this increase had on the 98 Cent Clearance Center, Only $One and Dollar Express stores. In February 2000, the U.S. Senate approved a proposal increasing the federal minimum wage by $1.00 per hour over three years. In March 2000, the U.S. House of Representatives approved a proposal increasing the federal minimum wage by $1.00 per hour over two years. No bill was passed into law and the status of this issue in the 2001 Congress is uncertain given the new administration. If the minimum wage were to increase by $1.00 per hour, we believe that our annual payroll expenses would increase by approximately 2.0% to 2.5% of operating expenses unless we realize offsetting cost reductions.

     Leases for Replaced Distribution Centers. We are liable for rent and pass-through costs under leases for our former distribution center in Memphis through September 2005, our former distribution center in Sacramento through June 2008 and our current distribution center in Philadelphia through December 2002. Annual rent and pass-through costs are approximately $0.7 million for the Memphis facility, $0.6 million for the Sacramento facility and $0.5 million for the Philadelphia facility. We subleased the Memphis facility through March 2002 and the Sacramento facility through June 2008. We have recorded charges for the Memphis and Sacramento leases considering current market conditions and probable sublease income at each location.

     Unless offsetting cost savings are realized, adverse economic factors, including inflation in operating costs, could harm our financial condition and results of operations.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, establishes accounting standards for derivative instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. We adopted this statement effective January 1, 2001. We do not expect the implementation of this pronouncement to materially affect our financial condition or results of operations.

     Pursuant to SFAS No. 133, our current interest rate swaps do not qualify for cash flow hedge accounting. As a result, changes in the fair value of our existing derivative instruments will be recorded currently in earnings. These changes in fair value are not predictable.

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

Interest Rate Risk

     We have financial instruments that are subject to interest rate risk, consisting of debt obligations issued at variable and fixed rates. Based on amounts outstanding on our fixed rate debt obligations at December 31, 2000, we do not consider our exposure to interest rate risk to be material.

     We use variable-rate debt and operating leases to finance our operations and capital improvements. These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We believe it is beneficial to limit the variability of our interest payments.

     To meet this objective, we entered into derivative instruments in the form of interest rate swaps to manage fluctuations in cash flows resulting from changes in the variable interest rates on the obligations. The interest rate swaps reduce the interest rate exposure on these variable-rate obligations. Under the interest rate swap, we pay the bank at a fixed rate and receive variable interest at a rate approximating the variable rate on the obligation, thereby creating the economic equivalent of a fixed rate obligation. No payments are made by either party under the swap for monthly periods in which the variable interest rate is greater than the predetermined knockout rate.

The following table summarizes the financial terms of our interest rate swap agreements:

        Hedging          Receive       Pay    Knockout                   Fair
      Instrument         Variable     Fixed     Rate     Expiration      Value
      ----------         --------     -----     ----     ----------      -----

     $19.0 million        LIBOR       4.88%     7.75%      4/1/09      $337,000
  interest rate swap

     $10.0 million        LIBOR       6.45%     7.41%      6/2/04     ($208,000)
  interest rate swap

     $5.0 million         LIBOR       5.83%     7.41%      6/2/04      ($15,000)
  interest rate swap

We do not believe our exposure to changes in the fair value of the interest rate swaps is material.

Foreign Currency Risk

     Although we purchase most of our imported goods with U.S. dollars, we are subject to foreign currency exchange rate risk relating to payments to suppliers in Italian lire. When favorable exchange rates exist, we may hedge foreign currency commitments of future payments by purchasing foreign currency forward contracts. On December 31, 2000, we had no contracts outstanding. Less than 1% of our purchases are contracted in Italian lire, and the market risk exposure relating to currency exchange rate fluctuations is not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements              Page
                                                                           ----

Independent Auditors' Report............................................    24

Consolidated Balance Sheets as of December 31, 2000 and 1999............    25

Consolidated Income Statements for the years ended
     December 31, 2000, 1999 and 1998...................................    26

Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2000, 1999 and 1998...............    27

Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998...................................    28

Notes to Consolidated Financial Statements..............................    29

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Dollar Tree Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Norfolk, Virginia
January 23, 2001


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                                         ------------
                                                                                      2000           1999
                                                                                      ----           ----
                                                                                     (In thousands, except
                                                                                          share data)

                                   ASSETS
Current assets
     Cash and cash equivalents................................................     $ 181,553      $ 181,587
     Merchandise inventories..................................................       258,687        192,838
     Deferred tax asset (Note 3)..............................................         8,291          6,093
     Prepaid expenses and other current assets................................        29,370         14,588
                                                                                     -------        -------
         Total current assets.................................................       477,901        395,106
                                                                                     -------        -------

Property and equipment, net (Notes 4 and 5)...................................       211,632        157,368
Deferred tax asset (Note 3)...................................................         1,566            470
Goodwill, net of accumulated amortization.....................................        40,376         42,394
Other assets, net (Notes 2 and 4).............................................        15,384         15,895
                                                                                     -------        -------
         TOTAL ASSETS.........................................................     $ 746,859      $ 611,233
                                                                                     =======        =======

                LIABILITIES, MANDITORILY REDEEMABLE PREFERRED
                        STOCK AND SHAREHOLDERS'EQUITY

Current liabilities
     Accounts payable.........................................................     $  75,404      $  71,750
     Income taxes payable (Note 3)............................................        23,448         29,193
     Other current liabilities (Note 5).......................................        46,906         36,196
     Current portion of long-term debt (Note 6)...............................        25,000         28,070
     Current installments of obligations under capital
       leases (Note 4)........................................................         3,547          3,190
                                                                                     -------        -------
         Total current liabilities............................................       174,305        168,399

Long-term debt, excluding current portion (Note 6)............................        18,000         49,138
Obligations under capital leases, excluding
  current installments (Note 4)...............................................        25,183         28,375
Common stock put warrants (Note 8)............................................            --          4,394
Other liabilities  ...........................................................        10,713          9,518
                                                                                     -------        -------
         Total liabilities....................................................       228,201        259,824
                                                                                     -------        -------

Cumulative convertible manditorily redeemable preferred
  stock (Note 8)..............................................................            --         35,171
                                                                                     -------        -------

Shareholders' equity (Notes 2, 8 and 10):
     Common stock, par value $0.01. 300,000,000 shares authorized, 112,046,201 shares issued and outstanding at December 31, 2000; and 98,842,201 shares
       issued and outstanding at December 31, 1999............................         1,121            659
     Additional paid-in capital...............................................       156,780         75,031
     Retained earnings........................................................       360,757        240,548
                                                                                     -------        -------
         Total shareholders' equity...........................................       518,658        316,238
                                                                                     -------        -------

Commitments, contingencies and subsequent events
     (Notes 4, 6, 7, 8, 10 and 11)............................................            --             --
                                                                                     -------        -------
         TOTAL LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK
           AND SHAREHOLDERS' EQUITY...........................................     $ 746,859      $ 611,233
                                                                                     =======        =======


          See accompanying Notes to Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS



                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                        2000          1999           1998
                                                                        ----          ----           ----
                                                                      (In thousands, except per share data)

Net sales ......................................................   $ 1,688,105    $ 1,351,820    $ 1,073,886
Cost of sales (Note 4) .........................................     1,063,416        854,124        681,387
Merger-related costs (Note 2) ..................................         1,100            443          1,301
                                                                     ---------      ---------      ---------
         Gross profit ..........................................       623,589        497,253        391,198
                                                                     ---------      ---------      ---------

Selling, general and administrative expenses (Notes 4, 7 and 9):
     Operating expenses ........................................       375,316        290,241        234,197
     Merger-related expenses (Note 2) ..........................         3,266            607          4,024
     Depreciation and amortization (Note 2) ....................        41,971         30,809         22,463
                                                                     ---------      ---------      ---------
         Total selling, general and
           administrative expenses .............................       420,553        321,657        260,684
                                                                     ---------      ---------      ---------

         Operating income ......................................       203,036        175,596        130,514
Interest income ................................................         4,266          1,743            604
Interest expense (Note 6) ......................................        (7,817)        (7,429)        (5,217)
                                                                     ---------      ---------      ---------
         Income before income taxes ............................       199,485        169,910        125,901
Provision for income taxes (Note 3) ............................        77,476         63,333         44,583
                                                                     ---------      ---------      ---------
         Income before extraordinary item ......................       122,009        106,577         81,318
Loss on debt extinguishment, net of
   tax benefit of $242 .........................................           387             --             --
                                                                     ---------      ---------      ---------
         Net income ............................................       121,622        106,577         81,318
Less: Preferred stock dividends and
   accretion (Note 8) ..........................................         1,413          7,027             --
                                                                     ---------      ---------      ---------
         Net income available to common shareholders ...........   $   120,209    $    99,550    $    81,318
                                                                     =========      =========      =========

Pro forma income data (Note 2):
     Net income available to common shareholders ...............   $   120,209    $    99,550    $    81,318
     Pro forma adjustment for
       C corporation income taxes ..............................            --            505          4,804
                                                                     ---------      ---------      ---------
     Pro forma net income available
       to common shareholders ..................................   $   120,209    $    99,045    $    76,514
                                                                     =========      =========      =========

Basic pro forma income per common share:
     Pro forma income before extraordinary item ................   $      1.16    $      1.01    $      0.79
                                                                     =========      =========      =========
     Pro forma net income ......................................   $      1.16    $      1.01    $      0.79
                                                                     =========      =========      =========

Diluted pro forma income per common share:
     Pro forma income before extraordinary item ................   $      1.08    $      0.92    $      0.71
                                                                     =========      =========      =========
     Pro forma net income ......................................   $      1.08    $      0.92    $      0.71
                                                                     =========      =========      =========


          See accompanying Notes to Consolidated Financial Statements.



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999, and 1998



                                                         Common                 Additional                    Share-
                                                          Stock        Common     Paid-in      Retained       holders'
                                                         Shares        Stock      Capital      Earnings       Equity
                                                         ------        -----      -------      --------       ------
                                                                         (In thousands, except share data)

Balance at December 31, 1997.........................   96,986,899   $   443    $  41,450     $ 131,397     $ 173,290
Transfer from additional paid-in
  capital for Common Stock dividend..................           --       198         (198)           --            --
Net income for the year
  ended December 31, 1998............................           --        --           --        81,318        81,318
Shareholder distributions (Note 2)...................           --        --           --        (6,314)       (6,314)
Issuance of stock under Employee Stock
  Purchase Plan and other plans (Note 10)............       36,505         7          634            --           641
Grant of stock options under the 1998
  Special Stock Option Plan (Note 10)................           --        --        4,413            --         4,413
Exercise of stock options, including
  income tax benefit of $4,916 (Note 10).............      722,709         4        9,223            --         9,227
                                                       -----------     -----      -------       -------       -------
Balance at December 31, 1998.........................   97,746,113       652       55,522       206,401       262,575
Contribution of Only $One's undistributed
  S corporation earnings.............................           --        --        4,469        (4,469)           --
Net income for the year
  ended December 31, 1999............................           --        --           --       106,577       106,577
Shareholder distributions (Notes 2 and 8)............           --        --           --       (60,934)      (60,934)
Issuance of stock under Employee Stock
  Purchase Plan and other plans (Note 10)............       45,656        --          838            --           838
Exercise of stock options, including
  income tax benefit of $6,278 (Note 10).............    1,050,432         7       14,202            --        14,209
Accretion to redemption value, amortization
  of discount and accrued dividends of
  cumulative convertible redeemable
  preferred stock (Note 8) ..........................           --        --           --        (7,027)       (7,027)
                                                       -----------     -----      -------       -------       -------
Balance at December 31, 1999.........................   98,842,201       659       75,031       240,548       316,238
Transfer from additional paid-in
  capital for Common Stock dividend..................           --       329         (329)           --            --
Net income for the year
  ended December 31, 2000............................           --        --           --       121,622       121,622
Issuance of stock for Dollar Express
  preferred stock (Note 8)...........................    3,096,516        31       40,945            --        40,976
Issuance of stock under Employee Stock
  Purchase Plan and other plans (Note 10)............       40,896        --        1,151            --         1,151
Exercise of stock options, including
  income tax benefit of $16,670 (Note 10)............    1,751,957        18       37,629            --        37,647
Exercise of common stock warrants (Note 8)...........    4,252,152        43        2,394            --         2,437
Conversion of common stock warrants (Note 8).........    4,062,479        41          (41)           --            --
Accretion to redemption value, amortization
  of discount and accrued dividends of
  cumulative convertible redeemable
  preferred stock (Note 8) ..........................           --        --           --        (1,413)       (1,413)
                                                       -----------     -----      -------       -------       -------
Balance at December 31, 2000.........................  112,046,201   $ 1,121    $ 156,780     $ 360,757     $ 518,658
                                                       ===========     =====      =======       =======       =======


          See accompanying Notes to Consolidated Financial Statements.




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                            2000          1999         1998
                                                                            ----          ----         ----
                                                                                       (In thousands)

Cash flows from operating activities:
     Net income .......................................................   $ 121,622    $ 106,577    $  81,318
                                                                            -------      -------      -------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization ................................      41,971       30,809       22,463
         Loss on disposal of property and equipment ...................       1,471          692        1,664
         Change in lease loss .........................................        (663)         529        1,125
         Extraordinary loss on early extinguishment of debt ...........         629           --           --
         Provision for deferred income taxes ..........................      (3,294)       2,340       (1,207)
         Accretion of common stock put warrants to
           redemption value ...........................................          --          382           --
     Changes in assets and liabilities increasing
       (decreasing) cash and cash equivalents:
         Merchandise inventories ......................................     (65,849)     (37,391)     (31,666)
         Prepaid expenses and other current assets ....................     (14,782)      (7,488)        (292)
         Other assets .................................................        (600)         449          265
         Accounts payable .............................................       3,654       13,519       (1,794)
         Income taxes payable .........................................      10,925       14,118        6,682
         Other current liabilities ....................................      10,663        4,218        7,197
         Other liabilities ............................................       1,905         (199)        (230)
                                                                            -------      -------      -------
              Total adjustments .......................................     (13,970)      21,978        4,207
                                                                            -------      -------      -------

              Net cash provided by operating activities ...............     107,652      128,555       85,525
                                                                            -------      -------      -------

Cash flows from investing activities:
     Acquisition, net of cash acquired ................................          --         (320)          --
     Capital expenditures .............................................     (95,038)     (55,013)     (57,212)
     Proceeds from sale of property and equipment .....................         271          172          174
                                                                            -------      -------      -------
              Net cash used in investing activities ...................     (94,767)     (55,161)     (57,038)
                                                                            -------      -------      -------

Cash flows from financing activities:
     Distributions paid ...............................................          --      (60,934)      (6,314)
     Proceeds from long-term debt .....................................          --       22,500       17,500
     Proceeds from revolving credit facilities ........................      74,700       48,600      190,800
     Net change in notes payable to bank ..............................          --           --      (10,045)
     Repayment of long-term debt and facility fees ....................     (27,708)      (1,966)      (2,304)
     Repayment of revolving credit facilities .........................     (81,200)     (46,100)    (186,800)
     Proceeds from sale-leaseback transaction .........................          --       21,605           --
     Principal payments under capital lease obligations ...............      (3,274)      (1,151)        (474)
     Proceeds from issuance of preferred stock and
       common stock put warrants ......................................          --       32,156           --
     Proceeds from stock issued pursuant to
       stock-based compensation plans .................................      24,563        8,769        4,952
                                                                            -------      -------      -------
              Net cash provided by (used in)
                financing activities ..................................     (12,919)      23,479        7,315
                                                                            -------      -------      -------

Net increase(decrease) in cash and cash equivalents ...................         (34)      96,873       35,802
Cash and cash equivalents at beginning of year ........................     181,587       84,714       48,912
                                                                            -------      -------      -------

Cash and cash equivalents at end of year ..............................   $ 181,553    $ 181,587    $  84,714
                                                                            =======      =======      =======

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest, net of amount capitalized ..........................   $   7,315    $   6,821    $   4,680
                                                                            =======      =======      =======
         Income taxes .................................................   $  65,597    $  46,640    $  39,171
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


          See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Dollar Tree Stores, Inc. (DTS or the Company) owns and operates 1,705 discount variety retail stores that sell substantially all items for $1.00 and 24 multi-price point card and gift stores. The single-price point stores range from 2,000 to 23,000 total square feet and operate under the names of Dollar Tree, Dollar Express, Dollar Bills, Only One Dollar and Only $One. The majority of the stores range between 3,500 and 6,000 square feet. The single-price point stores are generally segregated into two groups: stores less than 7,000 gross square feet (traditional stores) and stores 7,000 gross square feet or greater (larger format stores). The multi-price point stores operate under the name Spain's Cards & Gifts and these stores represent less than 1% of total net sales.

     The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania and Georgia. Most of the Company's stores are located in the eastern half of the United States and in northern and central California. The Company's merchandise includes candy and food, housewares, seasonal goods, health and beauty care, toys, party goods, gifts, stationery and other consumer items. Approximately 40% to 45% of the Company's merchandise is directly imported, primarily from China. The Company is not dependent on a few suppliers.

Principles of Consolidation

     The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     On May 5, 2000, DT Keystone, Inc., a wholly owned subsidiary, completed a merger, which was accounted for as a pooling of interests, with privately-held Dollar Express, Inc. (Dollar Express). Dollar Express became a wholly owned subsidiary of Dollar Tree Stores, Inc. Dollar Express operated 132 stores primarily in the Mid-Atlantic area. Of the stores acquired, 107 were $1.00 single-price point stores operated as "Dollar Express" and 25 were multi-price point stores operated as "Spain's Cards & Gifts." As a result of the merger, the Company's consolidated financial statements have been restated to retroactively combine Dollar Express's financial statements as if the merger had occurred at the beginning of the earliest period presented.

     On December 10, 1998, the Company completed its merger with Step Ahead Investments, Inc. (98 Cent Clearance Center). Prior to the merger, 98 Cent Clearance Center's fiscal year end was the 52-week period ending on the last Sunday in January. As a result, the consolidated income statement and statements of shareholders' equity and cash flows for the year ended December 31, 1998 reflect the results of operations and cash flows for Dollar Tree Stores, Inc. for the year then ended combined with 98 Cent Clearance Center for the 11-month period ended December 31, 1998.

Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 2000 and 1999 includes $161,882 and $162,755, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Merchandise Inventories

     Merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis. Cost is assigned to store inventories using the retail inventory method, determined on a FIFO basis. Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounts to $13,129 and $8,347 at December 31, 2000 and 1999, respectively.

Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

     Buildings..................................     39 years
     Furniture, fixtures and equipment..........     3 to 7 years
     Transportation vehicles....................     4 to 6 years

     Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or terms of the related leases, whichever is shorter.

     Costs incurred related to software developed for internal use are capitalized and amortized over three years. Costs capitalized include those incurred in the application development stage.

     Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. No interest cost was capitalized in 2000 or 1999. In 1998, $402 of interest cost was capitalized.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

     Goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 to 25 years. Accumulated amortization relating to goodwill approximates $9,611 and $7,593 at December 31, 2000 and 1999, respectively.

Financial Instruments

     The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. By entering into receive-variable, pay-fixed interest rate swaps, the Company changed the variable rate cash flow exposure on certain variable-rate debt to fixed rate cash flows. The Company is exposed to credit related losses in the event of non-performance by the counterparty to the interest rate swaps; however, the counterparties are major financial institutions, and the risk of loss due to non-performance is considered remote. Interest rate differentials paid or received on the swap are recognized as adjustments to interest expense or rent expense in the period earned or incurred. The Company does not speculate using derivative instruments in the form of interest rate swaps; therefore, these swaps are not recorded in the Company's balance sheet.

     The Company enters into foreign exchange forward contracts to hedge off-balance sheet foreign currency denominated purchase commitments from suppliers. The contracts are exclusively for Italian lire, which account for less than 1% of the Company's purchases. The terms of these contracts are generally less than three months. Gains and losses on these contracts are not recognized until included in the measurement of the related foreign currency transaction. There were no open foreign exchange contracts at December 31, 2000. At December 31, 1999, open foreign exchange contracts of approximately $793 were recorded, based on current conversion rates, in prepaid expenses and other current assets and accounts payable.

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

Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure only requirements of SFAS No. 123.

Pro Forma Net Income Per Common Share

     Pro forma basic net income per common share has been computed by dividing pro forma net income available to common shareholders by the weighted average number of common shares outstanding. Pro forma diluted net income per common share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing pro forma net income available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options and warrants after applying the treasury stock method.

New Accounting Standards

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company will adopt the provisions of SFAS No. 133 effective January 1, 2001. As a result, the Company will record each interest rate swap at its fair value in the balance sheet. The transition adjustment in connection with adopting SFAS No. 133 is not material. However, pursuant to the provisions of SFAS No. 133, the interest rate swaps of the Company do not qualify for hedge accounting. Accordingly, changes in the fair values of the derivative instruments will be recorded currently in earnings on a quarterly basis.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, the Company has contingent liabilities related to legal proceedings and other matters arising from the normal course of operations. Management does not expect that amounts, if any, which may be required to satisfy such contingencies will be material in relation to the accompanying consolidated financial statements.

Reclassifications

     Certain 1999 and 1998 amounts have been reclassified for comparability with the 2000 financial statement presentation.

NOTE 2 - MERGERS AND ACQUISITIONS

Dollar Express Merger

     On May 5, 2000, the Company completed its merger with Dollar Express. The merger was accounted for as a pooling of interests. DTS issued 0.8772 shares of the Company's common stock for each share of Dollar Express's outstanding common stock. The Company issued 8,771,928 shares of its common stock for all of the outstanding shares of Dollar Express's common stock, which included converting all of Dollar Express's preferred shares into common shares on a one-for-one basis as more fully discussed in Note 8. Stock options to purchase 260,000 shares of Dollar Express's common stock were converted into options to purchase 228,072 common shares of the Company.

     In connection with the merger, the Company incurred approximately $4,366 ($3,134 after taxes or $0.02 pro forma diluted net income per common share in 2000) of merger-related costs and expenses, consisting primarily of write-downs of inventory and professional fees.

     Prior to February 5, 1999, Dollar Express was treated as an S corporation for federal and state income tax purposes. As such, income of Dollar Express for periods prior to February 5, 1999 was taxable to the Dollar Express shareholders rather than to Dollar Express. Effective February 5, 1999, Dollar Express converted from an S corporation to a C corporation and recorded the cumulative deferred tax benefit of $2,200 in the first quarter of 1999. A portion of the pro forma provisions for income taxes presented in the consolidated income statements represent an estimate of the taxes that would have been recorded had Dollar Express been a C corporation and were computed at 38.5%. A portion of the distributions paid presented in the consolidated statements of cash flows represents distributions paid to the Dollar Express shareholders for payment of their pass-through tax liabilities.

     The following table presents a reconciliation of net sales and net income previously reported in the Company's 1999 Annual Report to those presented in the accompanying consolidated financial statements.

                                             For the year ended December 31,
                                             -------------------------------
                                                 1999               1998
                                                 ----               ----
     Net sales:
       DTS..............................     $ 1,197,960       $   944,122
       Dollar Express...................         153,860           129,764
                                               ---------         ---------
       Combined.........................     $ 1,351,820       $ 1,073,886
                                               =========         =========

     Net income:
       DTS..............................     $    98,518       $    71,553
       Dollar Express...................           8,059             9,765
                                               ---------         ---------
       Combined.........................     $   106,577       $    81,318
                                               =========         =========

Only $One Merger

     On June 30, 1999, the Company completed a merger with privately-held Tehan's Merchandising, Inc. (Only $One). Only $One operated 24 stores in central and upstate New York under the name "Only $One." The Company issued 752,400 shares of its common stock for all of the Only $One outstanding common stock. In connection with the merger, the Company incurred approximately $1,050 ($792 after taxes or $0.01 pro forma diluted net income per common share in 1999) of merger-related costs and expenses, consisting primarily of professional fees and write-downs of inventory. The merger was accounted for as a pooling of interests. As a result, the Company's consolidated financial statements were restated to retroactively combine Only $One's financial statements as if the merger had occurred at the beginning of the earliest period presented.

     Prior to June 30, 1999, Only $One was treated as an S corporation for federal and state income tax purposes. As such, income of Only $One for periods prior to June 30, 1999 was taxable to the Only $One shareholders, rather than to Only $One. Effective with the Company's merger with Only $One, Only $One became a C corporation. A portion of the pro forma provisions for income taxes presented in the consolidated income statements represent an estimate of the taxes that would have been recorded had Only $One been a C corporation and were computed at 38.5%. A portion of the distributions paid presented in the consolidated statements of cash flows represents distributions paid to the Only $One shareholders for payment of their pass-through tax liabilities.

98 Cent Clearance Center Merger

     On December 10, 1998, the Company completed its merger with Step Ahead Investments, Inc. (98 Cent Clearance Center). 98 Cent Clearance Center operated 66 stores in northern and central California and Nevada under the name "98 Cent Clearance Center." DTS issued 1.6818 shares of the Company's common stock for each share of 98 Cent Clearance Center outstanding common and preferred stock. A total of 2,494,110 of the Company's common stock was issued as a result of the merger and 98 Cent Clearance Center's outstanding stock options were converted into options to purchase 484,811 common shares of the Company. The merger was accounted for as a pooling of interests. As a result, the Company's consolidated financial statements were restated to retroactively combine 98 Cent Clearance Center's financial statements as if the merger had occurred at the beginning of the earliest period presented.

     The Company issued options to certain former shareholders of 98 Cent Clearance Center in exchange for non-competition agreements and a consulting agreement. Included in other assets at December 31, 1998 is the fair value of these agreements of $4,413, which is being amortized, generally, over a ten-year period. At December 31, 2000 and 1999, the carrying value of these agreements is $3,448 and $3,930, respectively, which is net of $965 and $483, respectively, of accumulated amortization. The recording of these non-competition agreements did not involve the use of cash and, accordingly, has been excluded from the accompanying consolidated statements of cash flows.

     In connection with the merger, the Company incurred $5,325 ($4,201 after taxes or $0.04 pro forma diluted net income per common share in 1998) of merger-related costs and expenses, consisting primarily of professional fees and write downs of inventory and fixed assets.

NOTE 3 - INCOME TAXES

     The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                                2000       1999        1998
                                                                ----       ----        ----

     Federal - Current ...................................   $ 69,122    $ 52,093    $ 39,348
     Federal - Deferred ..................................     (2,827)      3,856      (1,024)
     Federal - S corporation to C corporation conversion .       --        (1,700)       --
     State - S corporation to C corporation conversion ...       --          (524)       --
     State - Current .....................................     11,406       8,900       6,442
     State - Deferred ....................................       (467)        708        (183)
                                                               ------      ------      ------
                                                             $ 77,234    $ 63,333    $ 44,583
                                                               ======      ======      ======

     A reconciliation of the statutory federal income tax rate and the effective rate for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                   2000     1999      1998
                                                                   ----     ----      ----

     Statutory tax rate.......................................    35.0%     35.0%     35.0%
       Effect of:
       State and local income taxes, net of
         federal income tax benefit...........................     3.6       3.7       3.2
       Other, net ............................................     0.2       0.2       0.6
       Only $One and Dollar Express S corporation income......      --      (0.3)     (3.4)
       Conversion of Dollar Express from S to
         C corporation........................................      --      (1.3)       --
                                                                  ----      ----      ----
           Effective tax rate.................................    38.8%     37.3%     35.4%
                                                                  ====      ====      ====


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the balance sheet based on the classification of the underlying asset or liability. Significant components of the Company's net deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                          2000           1999
                                                          ----           ----
     Deferred tax assets:
       Accrued expenses........................        $  8,658        $  6,008
       Inventories.............................           3,398           3,536
       Property and equipment .................           1,023             171
       Other...................................             867           1,248
                                                         ------          ------
         Total deferred tax asset..............          13,946          10,963
                                                         ------          ------

     Deferred tax liabilities:
       Intangible assets.......................          (2,801)         (2,553)
       Deferred compensation...................            (977)         (1,626)
       Other...................................            (311)           (221)
                                                         ------          ------
         Total deferred tax liability .........          (4,089)         (4,400)
                                                         ------          ------

         Net deferred tax asset................        $  9,857        $  6,563
                                                         ======          ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carry backs of future deductible amounts to 2000, 1999 and 1998 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the existing net deductible temporary differences will reverse during periods in which carry backs are available or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

NOTE 4 - COMMITMENTS

Lease Commitments

     Future minimum lease payments under noncancelable store, distribution center and former corporate headquarters operating leases and the present value of future minimum capital lease payments as of December 31, 2000 are as follows:

                                                                   Capital      Operating
                                                                   Leases        Leases
                                                                   ------        ------
         Year ending December 31:
         2001................................................    $  5,984      $ 101,845
         2002................................................       5,954         93,429
         2003................................................       5,852         80,264
         2004................................................       6,397         64,197
         2005................................................       7,808         85,933
         Thereafter..........................................       5,740         68,313
                                                                   ------        -------
     Total minimum lease payments............................      37,735      $ 493,981
                                                                                 =======
     Less amount representing interest
       (at an average rate of approximately 9%)..............       9,005
                                                                   ------
     Present value of net minimum capital lease payments.....      28,730
     Less current installments of obligations under
       capital leases........................................       3,547
                                                                   ------
     Obligations under capital leases, excluding current
       installments..........................................    $ 25,183
                                                                   ======

     The above future minimum lease payments include amounts for leases that were signed prior to December 31, 2000 for stores that were not open as of December 31, 2000. Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by future minimum sublease rentals of $6,873 under operating leases.


     Included in property and equipment at December 31, 2000 and 1999 are leased furniture and fixtures and transportation vehicles, excluding sale-leaseback assets, with a cost of $3,964 and $3,514 and accumulated depreciation of $1,818 and $1,259 at December 31, 2000 and 1999, respectively.

Sale-Leaseback Transaction

     On September 30, 1999, the Company sold certain retail store leasehold improvements to an unrelated third party and leased them back for a period of seven years. The Company has an option to purchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. This transaction is being accounted for as a financing arrangement. The total amount of the lease obligation is $29.0 million. The lease agreement includes financial covenants that are not more restrictive than those of existing loan agreements. As part of the transaction, the Company received proceeds of $20,880, net of financing costs, and an $8,120 11% note receivable, which matures September 2006 and is included in "other assets, net." The future minimum lease payments related to the capital lease obligation are included in the five-year schedule above.

Operating Leases

Distribution Centers
     During June 1999, the Company entered into a five year, $18,000 operating lease agreement to facilitate the construction of the new unautomated distribution center in Stockton, California. The lease term expires in June 2004. Under this agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The lease provides for a residual value guarantee and includes a purchase option based on the outstanding property costs plus any unpaid interest and rents under the lease agreement. Each reporting period, the Company estimates its liability under the residual value guarantee and, if necessary, records additional rent expense on a straight-line basis over the remaining lease term. There was no liability recorded at December 31, 2000.

     On January 13, 2000, the Company entered into a five year, $35,000 operating lease agreement to facilitate the construction of a new automated distribution center in Savannah, Georgia. The lease term expires in January 2005. On August 28, 2000, the Company amended its existing operating lease agreement related to the Stockton distribution center for the purpose of facilitating construction costs to build a new $40,000 distribution center in Briar Creek, Pennsylvania. The Briar Creek facility will replace the existing leased facilities located in Philadelphia, Pennsylvania. Under this type of agreement the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. Each lease provides for a residual value guarantee and includes a purchase option based on the outstanding property costs plus any unpaid interest and rents under the lease agreement. When the assets are placed into service, the Company will estimate its liability under the residual value guarantee and, if necessary, record additional rent expense on a straight-line basis over the remaining lease term. There was no liability recorded at December 31, 2000. The Savannah facility began operations in January 2001 and the Briar Creek facility is expected to be open in early 2002.

     On September 8, 2000, the Company entered into a $10,000 interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of its Stockton distribution center lease. The swap creates the economic equivalent of a fixed rate lease by converting the variable interest rate to a fixed rate. Under this agreement, the Company pays interest to a financial institution at a fixed rate of 6.45%. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. For months in which the interest rate, as calculated under the agreement, is greater than 7.41% no payments are made by either party. The swap is effective through June 2004.

     On December 20, 2000, the Company entered into a $5,000 interest rate swap agreement to manage the risk associated with interest rate fluctuations on a portion of its Stockton distribution center lease. Under this agreement, the Company pays interest to a financial institution at a fixed rate of 5.83%. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. For months in which the interest rate, as calculated under the agreement, is greater than 7.41% no payments are made by either party. The swap is effective through June 2004.

Non-operating Facilities
     The Company is responsible for payments under leases for former distribution centers located in Memphis, Tennessee and Sacramento, California and the former corporate headquarters and distribution center in Norfolk, Virginia. The leases for the facilities expire in September 2005, June 2008 and December 2009, respectively. The future minimum lease payments for each facility are included in the five-year schedule above. The Company receives sublease income in connection with the Norfolk and Memphis facilities from sublease agreements that expire in February 2008 and March 2002, respectively. The sublease income on the Norfolk facility exceeds the annual obligation of $656 under the lease. The Sacramento facility was subleased in March 2001 under an agreement that expires in June 2008. Due to the uncertainty regarding the ultimate recovery of the future lease payments and the investment in the improvements in the buildings in Memphis and Sacramento, the Company recorded a $1,300 charge related to Sacramento in 1999 and a $1,125 charge related to Memphis in 1998. The accruals related to the Sacramento and Memphis distribution centers are adjusted for changes in market conditions.

Related Parties
     The Company also leases properties for fourteen of its stores, its former corporate headquarters and distribution center in Norfolk and the Philadelphia office and warehouse from partnerships owned by related parties. The total rental payments related to these leases were $2,051, $2,094 and $1,990 for the years ended December 31, 2000, 1999 and 1998, respectively. The future minimum lease payments for each facility are included in the five-year schedule above. Rental payments to related parties are included in the rental expense disclosure below.

     Rental expense for store, distribution center and former corporate headquarters operating leases included in the accompanying consolidated income statements for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                            2000         1999         1998
                                            ----         ----         ----

     Minimum rentals...................  $ 95,600     $ 78,780     $ 62,693
     Contingent rentals................     1,876        1,613        1,374
                                           ------       ------       ------
       Total...........................  $ 97,476     $ 80,393     $ 64,067
                                           ======       ======       ======

Purchase Contract

     During 1996, the Company entered into a purchase agreement with a vendor, which commits the Company to purchase a minimum of $39,462 in vendor products by April 2003, of which $11,846 has been purchased through December 31, 2000. If the Company does not meet the minimum purchase requirement by the stated end of the contract term, the contract will extend in six-month increments until the commitment has been met.

Freight Services

     The Company has contracted outbound freight services from various contract carriers with contracts expiring through February 2003. The total amount of this commitment is approximately $20,200. The contracts provide for termination in the event of non-performance.

NOTE 5 - BALANCE SHEET COMPONENTS

     Property and equipment, net as of December 31, 2000 and 1999 consists of the following:

                                                           2000           1999
                                                           ----           ----

     Land.............................................  $   8,051     $   8,051
     Buildings........................................     31,281        28,468
     Improvements.....................................    100,953        69,289
     Furniture, fixtures and equipment................    174,498       130,747
     Transportation vehicles..........................      4,296         3,283
     Construction in progress.........................     16,600         7,576
                                                          -------       -------
         Total property and equipment.................    335,679       247,414

     Less accumulated depreciation and amortization...    124,047        90,046
                                                          -------       -------
         Total........................................  $ 211,632     $ 157,368
                                                          =======       =======


     Other current liabilities as of December 31, 2000 and 1999 consists of the following:

                                                           2000           1999
                                                           ----           ----

     Compensation and benefits........................   $ 14,977      $ 13,745
     Taxes (other than income taxes)..................     23,685        18,298
     Other............................................      8,244         4,153
                                                           ------        ------
         Total  ......................................   $ 46,906      $ 36,196
                                                           ======        ======

NOTE 6 - LONG-TERM DEBT

     Long-term debt as of December 31, 2000 and 1999 consists of the following:

                                                              2000        1999
                                                              ----        ----
     7.29% unsecured Senior Notes, interest payable
        semiannually on April 30 and October 30,
        principal payable $6,000 per year beginning
        April 2000 and maturing April 2004................  $ 24,000    $ 30,000

     Demand Revenue Bonds, interest payable monthly at
        a variable rate which was 7.3% at December 31,
        2000, principal payable beginning June 2006,
        maturing June 2018................................    19,000      19,000

     Revolving credit facility, paid in full in May 2000..        --       6,500

     Term loan, paid in full in May 2000..................        --      20,000

     Other long-term debt.................................        --       1,708
                                                              ------      ------
        Total long-term debt..............................    43,000      77,208
     Less current portion.................................    25,000      28,070
                                                              ------      ------
        Long-term debt, excluding current portion.........  $ 18,000    $ 49,138
                                                              ======      ======

     Maturities of long-term debt are as follows: 2001 - $25,000; 2002 - $6,000; 2003 - $6,000; 2004 - $6,000.

Senior Notes

     The holders of the Senior Notes have the right to require the Company to prepay the Notes in full without premium upon a change of control or upon certain other transactions by the Company. The Senior Notes rank pari passu with the Company's other debt. The Note agreements, among other things, prohibit certain mergers and consolidations and require the maintenance of certain specified ratios. In the event of default or a prepayment at the option of the Company, the Company is required to pay a prepayment penalty equal to a make-whole amount.

Demand Revenue Bonds

     On May 20, 1998, the Company entered into a Loan Agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19,000 to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's distribution facility in Olive Branch, Mississippi. The Bonds do not contain a prepayment penalty as long as the interest rate remains variable. The Bonds are secured by a $19,300 letter of credit issued by one of the Company's existing lending banks. The letter of credit is renewable annually. The Letter of Credit and Reimbursement Agreement requires, among other things, the maintenance of certain specified ratios and restricts the payment of dividends. The Bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.

     On April 1, 1999, the Company entered into an interest rate swap agreement
(swap) related to the $19,000 Loan Agreement with the MBFC (Loan Agreement). This swap converts the variable interest rate to a fixed rate and reduces the Company's exposure to interest rate fluctuations. Under this agreement, as amended, the Company pays interest to the financial institution that provided the swap at a fixed rate of 4.88%. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the rate on the Loan Agreement. The variable interest rate of the swap is subject to adjustment monthly. For months in which the interest rate as calculated under the agreement is greater than 7.75%, no payments are made by either party. The swap, effective through April 1, 2009, is for the entire amount outstanding under the Loan Agreement.

Revolving Credit Facility

     On September 27, 1996, the Company entered into an Amended and Restated Revolving Credit Agreement with its banks (the Agreement). The Agreement provides for, among other things: (1) a $135,000 revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, and annual agent's fee payable quarterly; and (3) the reduction of amounts outstanding under the Agreement for a period of 30 consecutive days between December 1, 2000 and March 1, 2001 to $0.

     The Agreement, as amended, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Agreement matures on May 31, 2002. At December 31, 2000, the variable interest rate on the facility was 7.1%. At December 31, 2000 and 1999, no amounts were outstanding under the Agreement; however, approximately $70,952 of the $135,000 available under the Agreement was committed to certain letters of credit issued in relation to the routine purchase of imported merchandise at December 31, 2000.

Revolving Credit Facility and Term Loan

     In February 1999, Dollar Express entered into a credit facility for an aggregate amount of $40,000, of which $20,000 was a term loan and $20,000 was a revolving credit facility. At the option of Dollar Express, interest on the facility was calculated at the lender's base rate plus a margin, or LIBOR plus a margin, based on a leverage ratio, as defined. Commitment fees on the unused portion of the revolving credit facility are calculated based on the LIBOR margin in effect during the period, as defined. The facility was secured by substantially all of Dollar Express's assets, as well as all of Dollar Express's outstanding common and preferred stock. Amounts outstanding on the revolving credit facility and term loan at December 31, 1999 were $6,500 and $20,000, respectively, all of which were paid in full in May 2000.

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, other current assets, other assets, accounts payable, other current liabilities and other liabilities approximate fair value because of the short maturity of these instruments.

     The carrying value of the Company's long-term debt approximates its fair value. The fair value is estimated by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities.

     The fair value of the interest rate swaps are the estimated amounts the Company would receive or pay to terminate the agreements as of the reporting date. The fair values of the interest rate swaps at December 31, 2000 are as follows:

                                                         Receive/(Pay)

      $19,000 MBFC interest rate swap...............         $ 337
      $10,000 Stockton interest rate swap...........          (208)
      $5,000 Stockton interest rate swap............           (15)

NOTE 7 - MANAGEMENT ADVISORY SERVICES

     The Company has a financial and management advisory service agreement with one of its non-employee shareholders. The agreement provides for the payment of $200 annually over the term of the agreement. The agreement is terminable by vote of the Company's Board of Directors. During each of the years ended December 31, 2000, 1999 and 1998, the Company paid $200 under this agreement.

NOTE 8 - SHAREHOLDERS' EQUITY

Unattached Warrants

     The Company issued, to certain Company shareholders, unattached warrants to purchase 4,188,675 shares of Common Stock on September 30, 1993 for $0.12 per warrant and unattached warrants to purchase 4,188,675 shares of Common Stock on February 22, 1994 for $0.12 per warrant.

     On August 2, 2000, certain Company shareholders exercised 4,252,152 warrants at an exercise price of $0.57 per share. Effective December 4, 2000, the Company effected a Recapitalization wherein the remaining 4,125,198 warrants were canceled and the warrant holders were issued 4,062,479 shares of common stock. As a result, the Company has no outstanding warrants at December 31, 2000.

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.

Stock Dividends

     On May 25, 2000 the Board of Directors authorized a stock dividend, payable June 19, 2000 to shareholders of record as of June 12, 2000, whereby the Company issued one-half share for each outstanding share of Common Stock. All share and per share data in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect these dividends, each having the effect of a 3-for-2 stock split. In connection with the stock dividend authorized by the Board of Directors in 1998, the Company issued one-half share for each outstanding share of Common Stock, payable June 29, 1998 to shareholders of record as of June 22, 1998.

Recapitalization of Dollar Express

     On February 5, 1999, Dollar Express issued 3,530,000 shares of cumulative convertible redeemable preferred stock for gross proceeds of $34,000, net of offering costs of $2,844. The preferred shareholders were entitled, at any time, to convert any or all shares, on a one-for-one basis, into shares of Dollar Express common stock. Upon conversion, the holders of the preferred shares were also entitled to payment of all accrued but unpaid dividends, if any, as long as a qualified public offering, merger or consolidation or any other recapitalization or other business combination with an affiliated entity had not occurred prior to August 2001. All outstanding preferred shares were converted into Dollar Express common shares, on a one-for-one basis, upon consummation of the Dollar Express merger as more fully discussed in Note 2. As a result of the merger with Dollar Express, all accrued and unpaid preferred stock dividends were forfeited and credited to additional paid-in capital in the second quarter of 2000.

     The accretion of preferred stock to redemption value represents the pro rata portion of the change in redemption value of the preferred stock from its initial value at the date of issuance to May 5, 2000. The costs of $2,844 associated with issuing the preferred stock and the discount of $3,013 related to the value of the detachable common stock put warrants have been recorded as discounts on the preferred stock. The redemption value adjustments were being accreted and the discounts were being amortized over a five-year period from the date of issuance. As a result of the merger with Dollar Express, the book value of the preferred stock and common stock put warrants were credited to additional paid-in capital during the second quarter of 2000.

     Dollar Express issued 416,667 detachable common stock put warrants to the holders of the cumulative convertible redeemable preferred stock to purchase shares of Dollar Express's common stock. The warrants were terminated upon consummation of the merger.

     In connection with the recapitalization, Dollar Express distributed $59,524 to the former owners of Dollar Express.

Pro Forma Net Income Per Common Share

     The following table sets forth the calculation of pro forma basic and diluted net income per common share:

                                                                          2000       1999       1998
                                                                          ----       ----       ----
     Pro forma basic income before extraordinary
       item per common share:
        Income before extraordinary item .........................     $ 122,009  $ 106,577  $  81,318
        Less: Preferred stock dividends and accretion ............         1,413      7,027         --
                                                                         -------    -------     ------
        Income before extraordinary item available
          to common shareholders .................................       120,596     99,550     81,318
        Pro forma adjustment for C corporation
          income taxes ...........................................            --        505      4,804
                                                                         -------    -------     ------
        Pro forma income before extraordinary item
         available to common shareholders .......................        120,596     99,045     76,514
                                                                         =======    =======     ======
        Weighted average number of common shares
          outstanding ............................................       103,972     98,435     97,454
                                                                         =======    =======     ======
        Pro forma basic income before extraordinary
          item per common share ..................................     $    1.16  $    1.01  $    0.79
                                                                         =======    =======     ======



                                                                          2000       1999       1998
                                                                          ----       ----       ----

     Pro forma diluted income before extraordinary
       item per common share:
        Pro forma income before extraordinary item
          available to common shareholders......................       $ 120,596  $  99,045  $  76,514
                                                                         =======    =======    =======
        Weighted average number of common shares
          outstanding   ........................................         103,972     98,435     97,454
        Dilutive effect of stock options and warrants
          (as determined by applying the treasury
          stock method).........................................           7,837      9,525      9,661
                                                                         -------    -------    -------
        Weighted average number of common shares and
          dilutive potential common shares outstanding..........         111,809    107,960    107,115
                                                                         =======    =======    =======
        Pro forma diluted income before extraordinary
          item per common share.................................       $    1.08  $    0.92  $    0.71
                                                                         =======    =======    =======

     Detachable common stock put warrants to purchase 416,667 shares of common stock of Dollar Express and 3,530,000 shares of cumulative convertible redeemable preferred stock, eligible for conversion into 3,530,000 shares of common stock of Dollar Express, were outstanding from February 5, 1999 to May 5, 2000. These common stock equivalents are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

     At December 31, 2000, 164,411 stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

NOTE 9 - EMPLOYEE BENEFIT PLANS

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

     Contributions to and reimbursements by the Company of expenses of the plans included in the accompanying consolidated income statements for the years ended December 31 were as follows:

        2000................................   $ 7,041
        1999................................     5,413
        1998................................     4,059

Deferred Compensation Plan

     The Company has a deferred compensation plan providing certain highly compensated employees and executives the ability to defer a portion of their base compensation and bonuses and earn interest on their deferred amounts. The plan is an unfunded nonqualified plan; however, the Company may make discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. Total participant deferrals were approximately $390 at December 31, 2000 and are included in other long-term liabilities in the balance sheet. The Company made no discretionary contributions in 2000.

NOTE 10 - STOCK-BASED COMPENSATION PLANS

     At December 31, 2000, the Company has five stock-based compensation plans. The accounting method and the plans are described below.

Accounting Method

     The Company adopted the disclosure-only option under SFAS No. 123 as of January 1, 1996. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1996, the Company's pro forma net income available to common shareholders and pro forma net income per common share would have been reduced to the pro forma amounts indicated in the following table:





                                                                       2000          1999         1998
                                                                       ----          ----         ----

     Pro forma net income available to common shareholders:
        As reported..............................................   $ 120,209     $ 99,045     $ 76,514
                                                                      =======       ======       ======
        Pro forma for SFAS No. 123...............................   $ 106,372     $ 88,718     $ 69,774
                                                                      =======       ======       ======

     Pro forma basic net income per common share:
        As reported..............................................   $    1.16     $   1.01     $   0.79
                                                                      =======       ======       ======
        Pro forma for SFAS No. 123...............................   $    1.02     $   0.90     $   0.72
                                                                      =======       ======       ======

     Pro forma diluted net income per common share:
        As reported..............................................   $    1.08     $   0.92     $   0.71
                                                                      =======       ======       ======
        Pro forma for SFAS No. 123...............................   $    0.94     $   0.82     $   0.65
                                                                      =======       ======       ======

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income available to common shareholders for SFAS No. 123 and pro forma net income per share for SFAS No. 123 amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered. These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options' vesting periods and because additional options may be granted in future years.

Fixed Stock Option Plans

     The Company has four fixed stock option plans. Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 1,047,264 shares of Common Stock in 1993 and 1,048,289 shares in 1994. Options granted under the SOP have an exercise price of $0.86 and are fully vested at the date of grant.

     Under the 1995 Stock Incentive Plan (SIP), the Company may grant options to its employees for up to 12,600,000 shares of Common Stock. The exercise price of each option equals the market price of the Company's stock at the date of grant, unless a higher price is established by the Board of Directors, and an option's maximum term is ten years. Options granted under the SIP generally vest over a three-year period. In exchange for their options to purchase Dollar Express Common Stock, certain employees of Dollar Express were granted 228,072 options to purchase the Company's common stock based on an exchange ratio of 0.8772. Options issued in connection with the merger were fully vested as of the date of the merger.

     The Step Ahead Investments, Inc. Long-Term Incentive Plan (SAI Plan) provided for the issuance of stock options, stock appreciation rights, phantom stock and restricted stock awards to officers and key employees. Effective with the merger with 98 Cent Clearance Center and in accordance with the terms of the SAI Plan, outstanding 98 Cent Clearance Center options were assumed by the Company and converted, based on 1.6818 Company options for each 98 Cent Clearance Center option, to options to purchase the Company's common stock. Options issued as a result of this conversion were fully vested as of the date of the merger.

     Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 247,500 shares were granted to five former officers of 98 Cent Clearance Center who were serving as employees or consultants of the Company following the merger. The options were granted as consideration for entering into non-competition agreements and a consulting agreement. The exercise price of each option equals the market price of the Company's stock at the date of grant, and an option's maximum term is ten years. Options granted under the Special Plan vest over a five-year period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         2000         1999         1998
                                         ----         ----         ----

     Expected term in years...........      6           8            8
     Expected volatility..............   61.6%       52.7%        50.4%
     Annual dividend yield............     --          --           --
     Risk-free interest rate..........    5.2%        6.6%         4.9%


     The following tables summarize the Company's various option plans as of December 31, 2000, 1999 and 1998, and for the years then ended and information about fixed options outstanding at December 31, 2000.


                                                                       Stock Option Activity
                                                  2000                        1999                             1998
                                         -----------------------       -------------------------      ------------------------
                                                       Weighted                      Weighted                       Weighted
                                                        Average                       Average                        Average
                                                       Per Share                     Per Share                      Per Share
                                                       Exercise                      Exercise                       Exercise
                                         Shares          Price         Shares          Price           Shares         Price
                                         ------          -----         ------          -----           ------         -----

Outstanding at
   beginning of year.............        5,288,463      $ 16.86         4,876,365     $ 14.33         3,606,963     $  6.77
Granted..........................        1,935,973        24.87         1,697,847       19.05         2,119,610       24.20
Exercised........................       (1,751,957)       12.00        (1,050,432)       7.55          (722,709)       5.94
Forfeited .......................         (381,359)       23.56          (235,317)      21.05          (127,499)      12.13
                                         ---------                      ---------                     ---------
Outstanding at
   end of year...................        5,091,120        21.02         5,288,463       16.86         4,876,365       14.33
                                         =========                      =========                     =========

Options exercisable
   at end of year................        1,904,127        17.07         2,212,093       12.07         2,016,101        5.99
                                         =========                      =========                     =========

Weighted average fair
   value of options
   granted during the
   year..........................                       $ 15.37                       $ 12.56                       $ 15.02


                                                                Stock Options Outstanding and Exercisable
                                                   Options Outstanding                               Options Exercisable
                                  ---------------------------------------------------         --------------------------------
                                                           Weighted
                                       Number               Average           Weighted            Number             Weighted
Range of                             Outstanding           Remaining           Average          Exercisable           Average
Exercise                           at December 31,        Contractual         Exercise        at December 31,        Exercise
Prices                                  2000                 Life              Price               2000                Price
------                                  ----                 ----              -----               ----                -----

$0.86......................              54,323               (1)             $  0.86               54,323            $  0.86
$2.96 to $5.96.............             177,276             4.6 years            4.60              177,276               4.60
$6.76 to $9.94.............             494,322             5.9 years            9.76              494,322               9.76
$10.80 to $19.50...........           1,055,079             8.1 years           18.80              306,014              17.08
$20.66 to $24.75...........           2,588,027             8.5 years           23.11              585,422              22.92
$25.53 to $42.57...........             722,093             8.4 years           30.00              286,770              28.48
                                      ---------                                                  ---------

$0.86 to $42.57............           5,091,120                                                  1,904,127
                                      =========                                                  =========

(1) Options granted under the SOP in 1993 and 1994 have no expiration date. They are therefore not included in the total weighted average remaining life.

Employee Stock Purchase Plan

     Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 759,375 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the price at the end of the quarterly offering period. Under the ESPP, the Company has sold 187,069 shares as of December 31, 2000.

     The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


     Expected term .......................   3 months
     Expected volatility..................   21% to 72%
     Annual dividend yield................   --
     Risk-free interest rate..............   5.16% to 6.20% (annualized)

     The weighted average per share fair value of those purchase rights granted in 2000, 1999 and 1998 was $7.00, $4.59, and $3.91, respectively.

NOTE 11 - SUBSEQUENT EVENTS (Unaudited)

Revolving Credit Facility
     Effective March 12, 2001, the Company entered into a Revolving Credit Facility with its banks (the Revolver Agreement). The Agreement provides for, among other things: (1) a $50,000 revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, and annual administrative fee payable quarterly.

     The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Agreement matures on March 11, 2002. The Company's existing $135,000 revolving credit facility was terminated concurrent with entering into the new $50,000 revolving credit facility.

Letters of Credit
     Effective March 12, 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement. The agreement provides $125,000 for letters of credit, which are generally issued in relation to the routine purchase of imported merchandise.

Operating Lease Agreement
     Effective March 12, 2001, the Company entered into an operating lease facility (the Lease Facility) with its banks. The Lease Facility provides for, among other things: (1) a $165,000 operating lease facility, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and (2) an annual facilities fee, calculated as a percentage of the amount available under the facility and annual administrative fee payable quarterly. The Lease Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. Approximately $93,000 is committed to the Savannah, Briar Creek and Stockton distribution centers. This facility replaces the existing operating lease facilities for the Savannah, Briar Creek and Stockton distribution centers. In addition, approximately $20,000 is committed for expansion of the Stockton distribution center.

     Under this type of agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The lease provides for a residual value guarantee and includes a purchase option based on the outstanding property costs plus any unpaid interest and rents under the lease agreement. Each reporting period, the Company estimates its liability under the residual value guarantee and, if necessary, records additional rent expense on a straight-line basis over the remaining lease term.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following table sets forth some items from the Company's unaudited income statements for each quarter of 2000 and 1999. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                           First        Second       Third        Fourth
                                                          Quarter     Quarter(1)    Quarter       Quarter
                                                          -------     ---------     -------       -------
                                                           (In thousands, except store and per share data)

2000:
     Net sales........................................   $ 327,111    $ 384,503    $ 377,318    $ 599,173
     Gross profit.....................................     113,573      136,945      138,990      234,081
     Operating income.................................      23,219       36,426       36,329      107,062
     Pro forma net income available to
       common shareholders (3)........................      12,876       20,811       21,850       64,672
     Pro forma diluted net income per
       common share...................................        0.12         0.19         0.19         0.57
     Stores open at end of quarter....................       1,565        1,634        1,677        1,729
     Comparable store net sales increase (4)..........        3.0%        14.3%         5.3%         2.0%




                                                           First        Second       Third        Fourth
                                                          Quarter     Quarter(2)    Quarter       Quarter
                                                          -------     ---------     -------       -------
                                                          (In thousands, except store and per share data)
1999:
     Net sales........................................   $ 258,091    $ 288,148    $ 298,868    $ 506,713
     Gross profit.....................................      89,700      103,316      107,322      196,915
     Operating income.................................      20,451       26,233       27,920      100,992
     Pro forma net income available to
       common shareholders (3)........................      13,672       14,355       12,083       58,935
     Pro forma diluted net income per
       common share...................................        0.13         0.13         0.11         0.54
     Stores open at end of quarter....................       1,335        1,403        1,461        1,507
     Comparable store net sales increase (4)..........        4.6%         1.7%         4.9%         7.5%

(1) Included in gross profit is $1,100 of merger-related costs. Included in operating income is $1,100 of merger-related costs and $3,266 of merger-related expenses.

(2) Included in gross profit is $443 of merger-related costs. Included in operating income is $443 of merger-related costs and $607 of merger-related expenses.

(3) Amounts include a pro forma adjustment for C corporation income taxes relating to Dollar Express and Only $One of $271 for the second quarter of 1999 and $234 for the first quarter of 1999.

(4) Easter was observed on April 23, 2000, April 4, 1999, and April 12, 1998.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 24, 2001, under the caption "Election of Directors."

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information set forth in the Proxy Statement under the caption "Ownership of Common Stock," with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

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

     3. Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 47 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.

(b)  The following reports on Form 8-K were filed since September 30, 2000:

     1. Report on Form 8-K, filed March 16, 2001, included a first quarter 2001 outlook

     2. Report on Form 8-K, filed January 26, 2001, included the earnings results for the quarter and year ended December 31, 2000

     3. Report on Form 8-K, filed January 12, 2001, included the sales results for the quarter and year ended December 31, 2000

     4. Report on Form 8-K, filed December 22, 2000, included a fourth quarter and full year 2000 outlook

     5. Report on Form 8-K, filed November 9, 2000, included restated consolidated financial statements as of December 31, 1999 and 1998 and for the three year period ended December 31, 1999, and to retroactively combine Dollar Tree's and Dollar Express's financial statements

     6. Report on Form 8-K, filed October 25, 2000, included a press release regarding earnings for the third quarter ended September 30, 2000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DOLLAR TREE STORES, INC.


DATE: March 28, 2001                By:  /s/ Macon F. Brock, Jr.
                                         -------------------------------------
                                         Macon F. Brock, Jr.
                                         President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          Signature                      Title                        Date
          ---------                      -----                        ----

/s/ J. Douglas Perry
---------------------------
J. Douglas Perry                Chairman of the Board;            March 28, 2001
                                Director

/s/ Macon F. Brock, Jr.
---------------------------
Macon F. Brock, Jr.             President and Chief Executive     March 28, 2001
                                Officer; Director (principal
                                executive officer)

/s/ H. Ray Compton
---------------------------
H. Ray Compton                  Executive Vice President;         March 28, 2001
                                Director


/s/ John F. Megrue
---------------------------
John F. Megrue                  Vice Chairman; Director           March 28, 2001


/s/ Frederick C. Coble
---------------------------
Frederick C. Coble              Senior Vice President and Chief   March 28, 2001
                                Financial Officer(principal
                                financial and accounting officer)


/s/ Frank Doczi
---------------------------
Frank Doczi                     Director                          March 28, 2001


/s/ Richard G. Lesser
---------------------------
Richard G. Lesser               Director                          March 28, 2001



/s/ Thomas A. Saunders, III
---------------------------
Thomas A. Saunders, III         Director                          March 28, 2001



/s/ Alan L. Wurtzel
---------------------------
Alan L. Wurtzel                 Director                          March 28, 2001

                                Index to Exhibits


2.   Plan of Acquisition, Reorganization, Arrangements, Liquidation or
     Succession

  (a) The following document(s) is/are filed herewith:

     2.1 Recapitalization Agreement and Plan of Reorganization dated December 4, 2000 by and among Dollar Tree Stores, Inc. and Warrantholders of the Company

  (b) The following documents, filed as Exhibits 2.4, 2.5 and 2.6 to the Company's Form S-3/A filed August 1, 2000, are incorporated herein by this reference:

     2.2 Merger Agreement by and among the Company, DT Keystone, Inc., Dollar Express, Inc. and Bernard Spain, Murray Spain, Bernard Spain Family Limited Partnership, Murray Spain Family Limited Partnership, Global Private Equity III Limited Partnership, Advent Partners GPE III Limited Partnership, Advent Partners (NA) GPE Limited Partnership, Advent Partners Limited Partnership, Guayacan Private Equity Fund Limited Partnership, and Dollar Express Investment, LLC Limited Partnership (collectively, the "Dollar Express Shareholders") dated April 5, 2000 (incorporated by reference from our Current Report on Form 8-K, filed April 11, 2000)

     2.3 Registration Rights Agreement dated April 5, 2000 by and among the Company and the Dollar Express Shareholders (incorporated by reference from our Current Report on Form 8-K dated April 11, 2000)

     2.4 Escrow Agreement dated May 5, 2000 by and among Dollar Tree Stores, Inc., State Street Bank & Trust, Bernard Spain, David Mussafer, and the Holders (incorporated by reference from our Current Report on Form 8-K, filed July 12, 2000)

3.   Articles and Bylaws

     3.1 Third Restated Articles of Incorporation of Dollar Tree Stores, Inc. (the Company), as amended (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 incorporated herein by this reference)

     3.2 Second Restated Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-88502, incorporated herein by this reference)

4.   Instruments Defining the Rights of Holders Including Indentures

  (a) The following document, filed as Exhibit 4.7 to the Company's Form S-8 filed July 12, 2000 is incorporated herein by this reference:

     4.1 Third amendment to the Plan (see the Appendix to the Company's Proxy Statement filed with the Commission in connection with the Company's annual meeting of shareholders held on May 25, 2000, incorporated herein by this reference

10.  Material Contracts

  (a) The following document(s) is/are filed herewith:

     10.1 Credit Agreement among Dollar Tree Distribution, Inc., as Borrower, Certain of the Domestic Affiliates of the Borrower from Time to Time Parties Hereto, as Guarantors; the Lender Parties Hereto, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and First Union National Bank, as Administrative Agent, dated as of March 12, 2001

     10.2 Credit Agreement among First Security Bank, National Association, as Owner Trustee under the DTSD Realty Trust 1999-1, as the Borrower, The Several Lenders from Time to Time Parties Hereto, and First Union National Bank, as the Agent, dated as of March 12, 2001

     10.3 Lease Agreement between First Security Bank, National Association, as Owner Trustee under the DTSD Realty Trust 1999-1, as Lessor and Respective each particular Property, the Lessee referenced on the signature pages hereto which has executed a Lease Supplement with respect to such Property or such other Credit Party designated as Lessee in any Lease Supplement respecting such Property, dated as of March 12, 2001

  (b) The following documents, filed as Exhibits 10.1, 10.2 and 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 are incorporated herein by this reference:

     10.4 Merger Agreement, dated April 5, 2000, by and among Dollar Tree Stores, Inc., DT Keystone, Inc., Dollar Express, Inc., and the shareholders of Dollar Express, Inc.

     10.5 Registration Rights Agreement, dated April 5, 2000

     10.6 Form of Escrow Agreement by and among Dollar Tree Stores, Inc., State Street Bank & Trust, Bernard Spain, William Woo and the shareholders

  (c) The following document, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 is incorporated herein by this reference:

     10.7 Amendment No. 1 to Certain Operative Agreements, dated August 28, 2000

21.  Subsidiaries of the Registrant

     21.1 Subsidiaries

23.  Consents of Experts and Counsel

     23.1 Independent Auditors' Consent