Form 10-Q
period 2001-03-31
DOLLAR TREE STORES INC
filed 2001-05-11
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 2001


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

                           Yes (X)                   No ( )

As of May 10, 2001, there were 112,177,944 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000..............................  3

         Condensed Consolidated Income Statements
          Three months ended March 31, 2001 and 2000........................  4

         Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2001 and 2000........................  5

         Notes to Condensed Consolidated Financial Statements...............  6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 14


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 15

Item 6. Exhibits and Reports on Form 8-K.................................... 15

              Signatures.................................................... 16




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                   March 31,      December 31,
                                                                                     2001             2000
                                                                                     ----             ----
                                                                                  (unaudited)
                                   ASSETS
Current assets:
     Cash and cash equivalents..................................................   $  65,984       $ 181,166
     Merchandise inventories....................................................     354,911         258,687
     Deferred tax asset.........................................................       7,733           8,291
     Prepaid expenses and other current assets..................................      28,096          29,370
                                                                                     -------         -------

         Total current assets...................................................     456,724         477,514
                                                                                     -------         -------

Property and equipment, net.....................................................     226,371         211,632
Deferred tax asset..............................................................       1,976           1,566
Goodwill, net...................................................................      39,872          40,376
Other assets, net...............................................................      16,118          15,771
                                                                                     -------         -------

         TOTAL ASSETS...........................................................   $ 741,061       $ 746,859
                                                                                     =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................   $  81,936       $  75,404
     Income taxes payable.......................................................      12,426          23,448
     Other current liabilities..................................................      31,873          46,906
     Current portion of long-term debt..........................................      25,000          25,000
     Current installments of obligations under capital
       leases...................................................................       3,611           3,547
                                                                                     -------         -------

         Total current liabilities..............................................     154,846         174,305
                                                                                     -------         -------

Long-term debt, excluding current portion.......................................      18,000          18,000
Obligations under capital leases, excluding
   current installments.........................................................      24,254          25,183
Other liabilities (Note 5)......................................................      12,691          10,713
                                                                                     -------         -------

         Total liabilities......................................................     209,791         228,201
                                                                                     -------         -------

Shareholders' equity(Notes 5 and 6):
     Common stock, par value $0.01. 300,000,000 shares authorized, 112,140,038 shares issued and outstanding March 31, 2001; and 112,046,201 shares
       issued and outstanding at December 31, 2000..............................       1,121           1,121
     Additional paid-in capital.................................................     158,535         156,780
     Accumulated other comprehensive income.....................................          74              --
     Retained earnings..........................................................     371,540         360,757
                                                                                     -------         -------
         Total shareholders' equity.............................................     531,270         518,658
                                                                                     -------         -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................   $ 741,061       $ 746,859
                                                                                     =======         =======


     See accompanying Notes to Condensed Consolidated Financial Statements.



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -----------------------
                                                                                    2001             2000
                                                                                    ----             ----


Net sales....................................................................     $ 387,319       $ 327,111
Cost of sales ...............................................................       255,858         213,538
                                                                                    -------         -------

         Gross profit .......................................................       131,461         113,573
                                                                                    -------         -------

Selling, general and administrative expenses:
     Operating expenses......................................................       101,691          81,661
     Depreciation and amortization...........................................        11,831           8,693
                                                                                    -------         -------

         Total selling, general and administrative expenses..................       113,522          90,354
                                                                                    -------         -------

         Operating income....................................................        17,939          23,219

Other income (expense):
     Interest income.........................................................         1,681           1,778
     Interest expense........................................................        (1,294)         (2,278)
     Other, net (Note 5).....................................................          (792)             --
                                                                                    -------         -------

         Total other expense.................................................          (405)           (500)
                                                                                    -------         -------

         Income before income taxes..........................................        17,534          22,719

Provision for income taxes...................................................         6,751           8,767
                                                                                    -------         -------

         Net income..........................................................        10,783          13,952

Less: Preferred stock dividends and accretion................................            --           1,076
                                                                                    -------         -------

         Net income available to common shareholders.........................     $  10,783       $  12,876
                                                                                    =======         =======

Net income per share (Note 4):
     Basic...................................................................     $    0.10       $    0.13
                                                                                    =======         =======
     Diluted.................................................................     $    0.10       $    0.12
                                                                                    =======         =======

     See accompanying Notes to Condensed Consolidated Financial Statements.





                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      Three Months Ended,
                                                                                           March 31,
                                                                                     --------------------
                                                                                     2001            2000
                                                                                     ----            ----


Cash flows from operating activities:
     Net income...............................................................    $  10,783       $  13,952
                                                                                    -------         -------

     Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization........................................       11,831           8,693
         Loss on disposal of property and equipment...........................          367             205
         Change in lease loss.................................................         (148)           (283)
         Change in fair value of interest rate swaps..........................          792              --
         Provision for deferred income taxes..................................          104             170
         Tax benefit of stock option exercises................................          444           2,930
         Other non-cash adjustments to net income.............................            4              --
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
              Merchandise inventories.........................................      (96,224)        (83,973)
              Prepaid expenses and other current assets.......................        1,274           2,875
              Other assets....................................................         (229)            141
              Accounts payable................................................        6,532            (728)
              Income taxes payable............................................      (11,022)        (18,691)
              Other current liabilities.......................................      (15,062)        (11,692)
              Other liabilities...............................................        1,477            (596)
                                                                                    -------         -------

              Net cash used in operating activities...........................      (89,077)        (86,997)
                                                                                    -------         -------

Cash flows from investing activities:
     Capital expenditures.....................................................      (26,325)        (18,069)
     Proceeds from sale of property and equipment.............................           13              65
                                                                                    -------         -------
              Net cash used in investing activities...........................      (26,312)        (18,004)
                                                                                    -------         -------

Cash flows from financing activities:
     Proceeds from revolving credit facilities................................           --           6,000
     Repayment of long-term debt and facility fees............................         (239)         (1,683)
     Principal payments under capital lease obligations.......................         (865)           (778)
     Proceeds from stock issued pursuant to stock-based compensation plans ...        1,311           3,586
                                                                                    -------         -------
              Net cash provided by financing activities.......................          207           7,125
                                                                                    -------         -------

Net decrease in cash and cash equivalents.....................................     (115,182)        (97,876)
Cash and cash equivalents at beginning of period..............................      181,166         181,587
                                                                                    -------         -------

Cash and cash equivalents at end of period....................................    $  65,984       $  83,711
                                                                                    =======         =======

Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest, net of amount capitalized..................................          958           1,725
         Income taxes.........................................................       17,225          24,534
     Non-cash investing activities:
         Purchase of equipment under capital lease obligation.................           --              68


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements at March 31, 2001, and for the three-month period then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K filed March 30, 2001. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

     Certain 2000 amounts have been reclassified for comparability with the 2001 financial statement presentation.

2.   REVOLVING CREDIT FACILITY AND LETTERS OF CREDIT

     Effective March 12, 2001, the Company entered into a Revolving Credit Facility with its banks (Revolver Agreement). The Revolver Agreement provides for, among other things: (1) a $50.0 million revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, and annual administrative fee payable quarterly. The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Revolver Agreement matures on March 11, 2002.

     Effective March 12, 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement that terminates on March 11, 2002. The agreement provides $125.0 million for letters of credit, which are generally issued in relation to routine purchases of imported merchandise. The Company's existing $135.0 million revolving credit facility, which included provisions for letters of credit, was terminated concurrent with entering into the new facilities discussed above.

3.   OPERATING LEASE AGREEMENT

     Effective March 12, 2001, the Company entered into an operating lease facility (Lease Facility) with its banks. The Lease Facility provides for, among other things: (1) a $165.0 million operating lease facility, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and (2) an annual facilities fee, calculated as a percentage of the amount available under the facility and annual administrative fee payable quarterly. The Lease Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. Approximately $93.0 million is committed to the Savannah, Briar Creek and Stockton distribution centers. In addition, approximately $20.0 million is committed for expansion of the Stockton distribution center. This facility replaced the operating lease facilities for the Savannah, Briar Creek and Stockton distribution centers and expires in March 2006.

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

4.   NET INCOME PER COMMON SHARE

     The following table sets forth the calculation of basic and diluted net income per common share:

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                            2001          2000
                                                            ----          ----
                                                          (In thousands, except
                                                             per share data)
Basic net income per common share:
     Net income   ...................................    $  10,783     $  13,952
     Less: Preferred stock dividends and
       accretion  ...................................           --         1,076
                                                           -------       -------
     Net income available to common
       shareholders..................................       10,783        12,876
                                                           =======       =======
     Weighted average number of
       common shares outstanding.....................      112,097        99,032
                                                           =======       =======
         Basic net income per common share...........    $    0.10     $    0.13
                                                           =======       =======

Diluted net income per common share:
     Net income available to common
       shareholders..................................    $  10,783     $  12,876
                                                           =======       =======
     Weighted average number of
       common shares outstanding.....................      112,097        99,032
     Dilutive effect of stock options and
       warrants (as determined by applying
       the treasury stock method)....................          667         9,615
                                                           -------       -------
     Weighted average number of common
       shares and dilutive potential
       common shares outstanding.....................      112,764       108,647
                                                           =======       =======
         Diluted net income per common share.........    $    0.10     $    0.12
                                                           =======       =======

     At March 31, 2001, 729,643 stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

     On March 20, 2001, the Board of Directors granted options to employees under the Company's Stock Incentive Plan to purchase 1,505,000 shares of the Company's common stock.

5.   ACCOUNTING CHANGE

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company's interest rate swaps at January 1, 2001 do not qualify for hedge accounting pursuant to the provisions of SFAS No. 133. As a result, the interest rate swaps were recorded at their fair values in the consolidated balance sheet on January 1, 2001 as a component of "accumulated other comprehensive income" (see Note 6). The changes in their fair values during the first quarter were recorded currently in earnings as a component of "other, net."

6.   COMPREHENSIVE INCOME

     The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

                                                            Three months ended
                                                                  March 31,
                                                            -------------------
                                                             2001         2000
                                                             ----         ----
                                                               (In thousands)

     Net income......................................     $ 10,783      $ 13,952
     Cumulative effect of change in accounting
       for derivative financial instruments
       (net of $44 tax expense)......................           70            --
     Other comprehensive income......................            4            --
                                                            ------        ------
        Total comprehensive income...................     $ 10,857      $ 13,952
                                                            ======        ======

The cumulative effect recorded in accumulated other comprehensive income is being amortized over the remaining lives of the related interest rate swaps.

7.   SUBSEQUENT EVENT

     On April 12, 2001, the Company entered into a $25.0 million interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of its $165.0 million operating lease facility. The swap creates the economic equivalent of a fixed rate lease by converting the variable interest rate to a fixed rate. Under this agreement, the Company pays interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly consistent with the interest rate adjustment on the operating lease facility. The swap is effective through March 2006. This interest rate swap qualifies for hedge accounting treatment in accordance with SFAS No. 133. Accordingly, changes in the fair value of the interest rate swap will be reported in the consolidated balance sheets as a component of "accumulated other comprehensive income." These amounts will be subsequently reclassified into rent expense as a yield adjustment in the period in which the related interest on the variable rate obligations affects earnings.

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

     o the integration of Dollar Express into our business, including the continued operation of the Philadelphia distribution center;

     o a possible increase in shrink resulting from an increase in the percentage of larger format stores that we operate;

     o the possible effect of inflation and other economic changes on our future costs and profitability; and

     o our cash needs, including our ability to fund our future capital expenditures and working capital requirements.

     These forward-looking statements are subject to numerous risks and uncertainties that may affect us including:

     o    adverse weather and economic conditions, such as consumer confidence;

     o possible difficulties in meeting our sales and other expansion goals and anticipated comparable store net sales results, which may result in loss of leverage of selling, general and administrative expenses;

     o the difficulties and uncertainties in adding and operating larger stores, with which we have less experience;

     o the seasonality of our sales, including the shift of Easter from April 23 in 2000 to April 15 in 2001, and the importance of our fourth quarter operating results;

     o increases in the cost of or disruption of the flow of our imported goods, especially from China;

     o the difficulties in managing our aggressive growth plans, including opening stores on a timely basis;

     o possible delays, costs and other difficulties in integrating Dollar Express with our business;

     o possible increases in merchandise costs, shipping rates, freight costs, fuel costs, wage levels, inflation, competition and other adverse economic factors; and

     o the capacity and performance of our distribution system and our ability to expand its capacity in time to support our sales growth.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections in our Annual Report on Form 10-K filed March 30, 2001. Also, carefully review "Risk Factors" in our most recent prospectuses filed November 15, 2000 and August 3, 2000.

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

Results of Operations

The Three Months Ended March 31, 2001 Compared To The Three Months Ended March 31, 2000

     Net Sales. Net sales increased 18.4% to $387.3 million for the three months ended March 31, 2001 from $327.1 million for the three months ended March 31, 2000. This $60.2 million increase in net sales resulted from sales at stores that are not included in our comparable store net sales calculation.

     We include expanded and relocated stores in the calculation of our comparable store net sales. Our flat comparable store net sales are primarily attributable to the positive impact of relocated or expanded stores offset by a decrease in traffic, which we believe was caused by declining consumer confidence and store closings resulting from inclement weather.

     The following table summarizes our store openings and closings and our relocations and expansions for the first quarters of 2001 and 2000:

                                         Larger
                        Traditional      Format       Total                   Relocations     Square
                          Store          Store        Store        Store          and         Footage
    Period               Openings       Openings     Openings     Closings     Expansions     Increase
    ------               --------       --------     --------     --------     ----------     --------

    First                  16             44            60            8            31           6.9%
    Quarter 2001

    First                  37             22            59            1            21           5.9%
    Quarter 2000

     We define our larger format stores as those with at least 7,000 gross square feet. At March 31, 2001, we operate 1,781 stores with 10.5 million total gross square feet. Approximately 444, or 25%, of our stores at March 31, 2001 are our larger format stores.

     We believe that our comparable store net sales may decrease as much as 10% in the second quarter of 2001, remain flat in the third quarter and increase approximately 2% to 3% in the fourth quarter.

     We expect to increase our total gross square footage approximately 27% to 29% in 2001. Our management anticipates that future net sales growth will come mostly from square footage growth related to new store openings and expansion of existing stores.

     Gross Profit. Gross profit increased $17.9 million in the first quarter of 2001 compared to the same period in 2000, an increase of 15.8%. Our gross profit as a percentage of net sales is called our gross profit margin. Our gross profit margin decreased 0.8% to 33.9% in the first quarter of 2001 compared to the first quarter of 2000. The decrease in gross profit margin is primarily due to the following:

o inventory shrink, temporary workforce inefficiencies and continuing challenges in operating our Philadelphia distribution center; and

o an increase in occupancy costs, as a percentage of net sales, primarily as a result of flat comparable store net sales for the quarter.

The above decreases in gross margin were partially offset by improved merchandise costs, which includes freight costs.

     In addition to the shrink experienced at our Philadelphia distribution center, we experienced higher than normal shrink in our Philadelphia area stores, our larger format stores and our stores in urban areas. We believe that our overall shrink may increase as a percentage of net sales as larger format stores become a larger percentage of our store base. We believe the increased shrink in our larger format stores results from the increased visibility of the store and from carrying a higher percentage of needs-based consumable merchandise.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased by $20.0 million in the first quarter of 2001 compared to the same period in 2000, an increase of 24.5%. Expressed as a percentage of net sales, selling, general and administrative expenses, excluding depreciation and amortization, was 26.3% for the three months ended March 31, 2001 compared to 25.0% for the three months ended March 31, 2000. The increase in operating expenses is primarily due to loss of leverage resulting from flat comparable store net sales. In addition, certain expenses, including repairs and maintenance, store supplies (primarily resulting from opening larger stores), and workers' compensation and health insurance, increased disproportionately with our growth rate.

     Depreciation and amortization increased by $3.1 million to 3.1% as a percentage of net sales, for the three months ended March 31, 2001 compared to 2.7% for the three months ended March 31, 2000. The increase as a percentage of net sales was primarily due to the following:

     o    loss of leverage resulting from flat comparable store net sales; and

     o increased depreciation expense associated with relocated and expanded stores.

     Operating Income. Our operating income decreased by $5.3 million during the first quarter of 2001 compared to the first quarter of 2000, a decrease of 22.7%. As a percentage of net sales, operating income decreased to 4.6% in the first quarter of 2001 compared to 7.1% in the same period of 2000. This decrease was caused by the decrease in gross profit margin and increase in selling, general and administrative expenses discussed above.

     Interest Income/Expense. Interest income decreased to $1.7 million in the first quarter of 2001 from $1.8 million in the first quarter of 2000. This decrease resulted from slightly lower levels of cash and cash equivalents throughout the three months ended March 31, 2001 compared with the three months ended March 31, 2000 and a decrease in the rate earned on those investments. Interest expense decreased to $1.3 million in the first quarter of 2001 from $2.3 million in the first quarter of 2000. This decrease resulted from the repayment of approximately $28 million in debt during the second quarter of 2000 and a decrease in the amount outstanding on our revolving credit facilities in the first quarter of 2001 compared to the first quarter of 2000.

     Income Taxes. Our effective tax rate decreased to 38.5% for the first quarter of 2001 from 38.6% for the first quarter of 2000. The rate decreased because Dollar Express's effective rate in the first quarter of 2000 was higher than Dollar Tree's.

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

     The following table compares cash-related information for the three months ended March 31, 2001 and 2000:

                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                           2001            2000
                                                           ----            ----
                                                               (in millions)
     Net cash provided by (used in):
          Operating activities.........................   $(89.1)        $(87.0)
          Investing activities.........................    (26.3)         (18.0)
          Financing activities.........................      0.2            7.1

     The $2.1 million increase in cash used for operating activities was primarily the result of an increase in expenditures for inventory. The increase in inventory purchases compared to the prior year period is less than our square footage growth primarily because:

     o we are managing our inventory to appropriate levels given the sales results during the fourth quarter of 2000 and first quarter of 2001; and

     o new square footage growth requires less inventory per square foot as more of our new stores are our larger format stores.

     Cash used in investing activities is generally expended to open new stores. The $8.3 million increase in capital expenditures for the three months ended March 31, 2001 compared to the same period in 2000 was primarily the result of the following:

     o    an increase in the average size of new stores opened in 2001;

     o    an increase in the number of relocations and expansions;

     o    investments made to improve our supply chain processes; and

     o    the conversion of 20 Dollar Express stores.

     The $6.9 million decrease in cash provided by financing activities was primarily the result of the following:

     o We did not draw on our line of credit during the first quarter of 2001 as we did in the first quarter of 2000. The $6.0 million drawn on the line of credit in the prior year was used to support Dollar Express's operations prior to the acquisition on May 5, 2000.

     o We received $2.3 million less cash pursuant to stock-based compensation plans in the first quarter of 2001 compared to the first quarter of 2000 because of decreased stock option exercises, which resulted from our decreased stock price as compared to the prior year period.

     o We paid $1.4 million less in debt repayments and facility fees compared to the prior year first quarter.

     At March 31, 2001, our borrowings under our senior notes and bonds were $43.0 million and we had $50.0 million available through our bank facility. Of the $125.0 million available under the Letter of Credit Reimbursement and Security Agreement, approximately $47.3 million was committed for routine purchases of imported merchandise.

Revolving Credit Facility and Letters of Credit

     Effective March 12, 2001, we entered into a new revolving credit facility with our banks, which provides for a $50.0 million unsecured revolving credit facility to be used for working capital requirements. The facility bears interest at the agent bank's prime interest rate or LIBOR plus a spread, at our option. The facility, among other things, requires the maintenance of specified ratios, restricts the payments of certain distributions and limits certain types of debt we can incur. It terminates on March 11, 2002.

     Also, effective March 12, 2001, we entered into a Letter of Credit Reimbursement and Security Agreement that provides $125.0 million for letters of credit, which are generally issued in relation to routine purchases of imported merchandise. The agreement terminates on March 11, 2002.

Operating Leases

     Effective March 12, 2001, we entered into an operating lease facility for $165.0 million, of which approximately $93.0 million was committed to the Stockton, Briar Creek and Savannah distribution centers. This facility replaced the operating lease agreements for our Stockton, Briar Creek and Savannah distribution centers. The termination date of this operating lease facility is March 2006. As a result, the lease expiration date for the Stockton, Briar Creek and Savannah distribution centers is now March 2006. The lease facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. However, certain of our interest rate swaps do not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because they contain provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.

Interest Rate Risk

     On April 12, 2001, we entered into a $25.0 million interest rate swap agreement to manage the risk associated with interest rate fluctuations on a portion of our $165.0 million operating lease facility. The swap creates the economic equivalent of a fixed rate lease by converting the variable interest rate to a fixed rate. Under this agreement, we pay interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays us at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly consistent with the interest rate adjustment on the operating lease facility. The swap is effective through March 2006.

     The following table summarizes the financial terms of our interest rate swap agreements and their fair values at March 31, 2001:

       Hedging                Receive          Pay           Knockout
      Instrument              Variable        Fixed            Rate            Expiration       Fair Value
      ----------              --------        -----            ----            ----------       ----------

    $19.0 million              LIBOR           4.88%          7.75%              4/1/09          ($46,000)
  interest rate swap


    $10.0 million              LIBOR           6.45%          7.41%              6/2/04         ($479,000)
  interest rate swap


    $5.0 million               LIBOR           5.83%          7.41%              6/2/04         ($153,000)
  interest rate swap

    $25.0 million              LIBOR           5.43%           N/A               3/12/06           N/A
  interest rate swap


Management cannot predict the changes in fair value of our interest rate swaps.

Foreign Currency Risk

     There have been no material changes to our market risk exposures resulting from foreign currency transactions during the three months ended March 31, 2001.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     None.

(b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the first quarter of 2001:

     1. Report on Form 8-K filed January 12, 2001, included the sales results for the quarter and year ended December 31, 2000

     2. Report on Form 8-K, filed January 26, 2001, included the earnings results for the quarter and year ended December 31, 2000

     3. Report on Form 8-K filed March 16, 2001, included a first quarter 2001 outlook

     Also, in the second quarter of 2001, we filed one report on Form 8-K:

     1. Report on Form 8-K, filed April 26, 2001, included the earnings results for the quarter ended March 31, 2001 and an outlook for the remainder of 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  May 11, 2001

                               DOLLAR TREE STORES, INC.




                           By: /s/ Frederick C. Coble
                               ----------------------
                               Frederick C. Coble
                               Senior Vice President, Chief Financial Officer (principal financial and accounting officer)