Form 10-Q
period 2001-06-30
DOLLAR TREE STORES INC
filed 2001-08-14
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


     (Mark One)
        (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2001


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

                           Yes (X)                   No ( )

As of August 8, 2001, there were 112,348,677 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                  PART I.  FINANCIAL INFORMATION                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000..............................   3

        Condensed Consolidated Income Statements
          Three months and six months ended June 30, 2001 and 2000.........   4

        Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2001 and 2000..........................   5

        Notes to Condensed Consolidated Financial Statements...............   6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  17

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................  18

Item 4. Submission of Matters to a Vote of Security Holders................  18

Item 5. Other Information..................................................  19

Item 6. Exhibits and Reports on Form 8-K...................................  19

          Signatures.......................................................  20



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         June 30,         December 31,
                                                                                           2001               2000
                                                                                           ----               ----
                                                                                        (Unaudited)
                                            ASSETS
Current assets:
     Cash and cash equivalents....................................................       $ 90,672           $181,166
     Merchandise inventories......................................................        334,614            258,687
     Deferred tax asset...........................................................          9,763              8,291
     Prepaid expenses and other current assets....................................         29,350             29,370
                                                                                          -------            -------

         Total current assets.....................................................        464,399            477,514
                                                                                          -------            -------

Property and equipment, net.......................................................        250,001            211,632
Deferred tax asset................................................................          2,061              1,566
Goodwill, net ....................................................................         39,367             40,376
Other assets, net (Notes 5 and 6).................................................         16,446             15,771
                                                                                          -------            -------

         TOTAL ASSETS.............................................................       $772,274           $746,859
                                                                                          =======            =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................................       $ 94,692           $ 75,404
     Income taxes payable.........................................................         10,661             23,448
     Other current liabilities....................................................         34,715             46,906
     Current portion of long-term debt............................................         25,000             25,000
     Current installments of obligations under
         capital leases...........................................................          3,676              3,547
                                                                                          -------            -------

         Total current liabilities................................................        168,744            174,305
                                                                                          -------            -------

Long-term debt, excluding current portion.........................................         12,000             18,000
Obligations under capital leases, excluding current
     installments.................................................................         23,299             25,183
Other liabilities (Note 5)........................................................         13,958             10,713
                                                                                          -------            -------

         Total liabilities........................................................        218,001            228,201
                                                                                          -------            -------

Shareholders' equity (Notes 5 and 7):
     Common stock, par value $0.01. Authorized
         300,000,000 shares, 112,206,662 shares
         issued and outstanding at June 30, 2001
         and 112,046,201 shares issued and
         outstanding at December 31, 2000.........................................          1,122              1,121
     Additional paid-in capital...................................................        159,742            156,780
     Accumulated other comprehensive income.......................................            211                 --
     Retained earnings............................................................        393,198            360,757
                                                                                          -------            -------
         Total shareholders' equity...............................................        554,273            518,658
                                                                                          -------            -------

Contingencies and subsequent events (Note 8)......................................             --                 --
                                                                                          -------            -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................       $772,274           $746,859
                                                                                          =======            =======


      See accompanying Notes to Condensed Consolidated Financial Statements




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                     ----------------------      ----------------------
                                                                       2001           2000          2001         2000
                                                                       ----           ----          ----         ----

Net sales.....................................................       $440,361       $384,503      $827,680      $711,614
Cost of sales ................................................        283,274        246,458       539,132       459,996
Merger related costs..........................................             --          1,100            --         1,100
                                                                      -------        -------       -------       -------
         Gross profit.........................................        157,087        136,945       288,548       250,518
                                                                      -------        -------       -------       -------

Selling, general and administrative expenses:
     Operating expenses.......................................        108,854         87,697       210,545       169,358
     Merger related expenses..................................             --          3,266            --         3,266
     Depreciation and amortization............................         12,988          9,556        24,819        18,249
                                                                      -------        -------       -------       -------
         Total selling, general
           and administrative expenses........................        121,842        100,519       235,364       190,873
                                                                      -------        -------       -------       -------

         Operating income.....................................         35,245         36,426        53,184        59,645

Other income (expense):
     Interest income..........................................          1,151          1,319         2,832         3,097
     Interest expense.........................................         (1,355)        (1,937)       (2,649)       (4,215)
     Other, net (Note 5)......................................            197             --          (595)           --
                                                                      -------        -------       -------       -------
         Total other expense..................................             (7)          (618)         (412)       (1,118)
                                                                      -------        -------       -------       -------

         Income before income taxes...........................         35,238         35,808        52,772        58,527

Provision for income taxes....................................         13,580         14,273        20,331        23,040
                                                                      -------        -------       -------       -------

         Income before extraordinary item.....................         21,658         21,535        32,441        35,487

Loss on debt extinguishment, net of
   tax benefit of $242........................................             --            387            --           387
                                                                      -------        -------       -------       -------

         Net income...........................................         21,658         21,148        32,441        35,100

Less: Preferred stock dividends and
   accretion..................................................             --            337            --         1,413
                                                                      -------        -------       -------       -------

         Net income available to
           common shareholders................................       $ 21,658       $ 20,811      $ 32,441      $ 33,687
                                                                      =======        =======       =======       =======

Basic net income per common share (Note 4):
     Income before extraordinary item.........................       $   0.19       $   0.21      $   0.29      $   0.34
     Net income...............................................           0.19           0.20          0.29          0.34

Diluted net income per common share (Note 4):
     Income before extraordinary item.........................       $   0.19       $   0.19      $   0.29      $   0.31
     Net income...............................................           0.19           0.19          0.29          0.31

      See accompanying Notes to Condensed Consolidated Financial Statements




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                             ---------------------
                                                                                             2001             2000
                                                                                             ----             ----
Cash flows from operating activities:
     Net income...................................................................         $ 32,441         $ 35,100
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization............................................           24,819           18,249
         Loss on disposal of property and equipment...............................              862              467
         Extraordinary loss on early extinguishment of debt.......................               --              629
         Provision for deferred income taxes......................................           (2,011)            (286)
         Tax benefit of stock option exercises....................................              575            8,548
         Other non-cash adjustments to net income.................................             (458)            (283)
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
           Merchandise inventories................................................          (75,927)         (91,679)
           Prepaid expenses and other current assets..............................               20           (1,217)
           Other assets, net .....................................................             (545)             579
           Accounts payable.......................................................           19,288            5,096
           Income taxes payable...................................................          (12,787)         (24,425)
           Other current liabilities..............................................          (12,012)         (10,679)
           Other liabilities......................................................            3,646              852
                                                                                            -------          -------
              Net cash used in operating activities...............................          (22,089)         (59,049)
                                                                                            -------          -------

Cash flows from investing activities:
     Capital expenditures ........................................................          (62,833)         (44,532)
     Proceeds from sale of property and equipment.................................               34              142
                                                                                            -------          -------
              Net cash used in investing activities...............................          (62,799)         (44,390)
                                                                                            -------          -------

Cash flows from financing activities:
     Proceeds from revolving credit facilities....................................               --            7,000
     Repayment of long-term debt and facility fees................................           (6,239)         (27,683)
     Repayment of revolving credit facilities.....................................               --          (13,500)
     Principal payments under capital lease obligations...........................           (1,755)          (1,567)
     Proceeds from stock issued pursuant to
       stock-based compensation plans.............................................            2,388           13,019
                                                                                            -------          -------
              Net cash used in financing activities...............................           (5,606)         (22,731)
                                                                                            -------          -------

Net decrease in cash and cash equivalents.........................................          (90,494)        (126,170)
Cash and cash equivalents at beginning of period..................................          181,166          181,587
                                                                                            -------          -------
Cash and cash equivalents at end of period........................................         $ 90,672         $ 55,417
                                                                                            =======          =======

Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest.................................................................            2,723            4,455
         Income taxes.............................................................           34,526           39,098

     Non-cash investing activities:
         Purchase of equipment under capital lease obligations....................               --               68

      See accompanying Notes to Condensed Consolidated Financial Statements



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements at June 30, 2001, and for the three- and six-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K filed March 30, 2001. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

     Certain 2000 amounts have been reclassified for comparability with the 2001 financial statement presentation.

2.   REVOLVING CREDIT FACILITY AND LETTERS OF CREDIT

     Effective March 12, 2001, the Company entered into a Revolving Credit Facility with its banks (Revolver Agreement). The Revolver Agreement provides for, among other things: (1) a $50.0 million revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit; and (3) an annual administrative fee payable quarterly. The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Revolver Agreement matures on March 11, 2002. At June 30, 2001, no amount was outstanding under the Revolving Credit Facility.

     Effective March 12, 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement that terminates on March 11, 2002. The agreement provides $125.0 million for letters of credit, which are generally issued in relation to routine purchases of imported merchandise. At June 30, 2001, $92.8 million was committed to letters of credit.

     The Company's $135.0 million revolving credit facility, which included provisions for letters of credit, was terminated concurrent with entering into the new facilities discussed above.

3.   OPERATING LEASE AGREEMENT

     Effective March 12, 2001, the Company entered into an operating lease facility (Lease Facility) with its banks. The Lease Facility provides for, among other things: (1) a $165.0 million operating lease facility, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; (2) an annual facilities fee, calculated as a percentage of the amount available under the facility; and (3) an annual administrative fee payable quarterly. The Lease Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. Approximately $93.0 million is committed to the Stockton, Savannah and Briar Creek distribution centers. In addition, approximately $20.0 million is committed for expansion of the Stockton distribution center. This facility replaced the operating lease facilities for the Stockton, Savannah and Briar Creek distribution centers and expires in March 2006.

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

4.   NET INCOME PER COMMON SHARE

     The following table sets forth the calculation of basic and diluted income before extraordinary item per common share:


                                                                       Three months ended            Six months ended
                                                                            June 30,                      June 30,
                                                                    -------------------------      -----------------------
                                                                       2001          2000             2001         2000
                                                                       ----          ----             ----         ----
                                                                             (In thousands, except per share data)
Basic income before extraordinary item per common share:

     Income before extraordinary item.........................       $ 21,658       $ 21,535        $ 32,441     $ 35,487
     Less: Preferred stock dividends and
        accretion ............................................             --            337              --        1,413
                                                                      -------        -------         -------      -------
     Income before extraordinary item
        available to common shareholders......................         21,658         21,198          32,441       34,074
                                                                      =======        =======         =======      =======
     Weighted average number of
        common shares outstanding.............................        112,182        101,615         112,140      100,323
                                                                      =======        =======         =======      =======
           Basic income before
               extraordinary item per common
               share..........................................       $   0.19       $   0.21        $   0.29     $   0.34
                                                                      =======        =======         =======      =======

Diluted income before extraordinary item per common share:
     Income before extraordinary
        item available to common
        shareholders..........................................       $ 21,658       $ 21,198        $ 32,441     $ 34,074
                                                                      =======        =======         =======      =======
     Weighted average number of
        common shares outstanding.............................        112,182        101,615         112,140      100,323

     Dilutive effect of stock options and
        warrants (as determined by applying
        the treasury stock method)............................            670         10,133             668        9,874
                                                                      -------        -------         -------      -------
     Weighted average number of common
        shares and dilutive potential
        common shares outstanding.............................        112,852        111,748         112,808      110,197
                                                                      =======        =======         =======      =======
           Diluted income before
               extraordinary item per common
               share..........................................       $   0.19       $   0.19        $   0.29     $   0.31
                                                                      =======        =======         =======      =======


At June 30, 2001, 790,539 stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

     On March 20, 2001, the Board of Directors granted options to employees under the Company's Stock Incentive Plan to purchase 1,403,000 shares of the Company's common stock.

5.   ACCOUNTING CHANGE

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company's interest rate swaps in effect at January 1, 2001 did not qualify for hedge accounting pursuant to the provisions of SFAS No. 133. As a result, the interest rate swaps were recorded at their fair values in the consolidated balance sheet on January 1, 2001 as a component of "accumulated other comprehensive income" (see Note 7). The $595,000 net decrease in their fair values during the first six months of 2001 was recorded currently in earnings as a component of "other, net."

6.   DERIVATIVE FINANCIAL INSTRUMENTS

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

7.   COMPREHENSIVE INCOME

     The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:


                                                              Three months ended                  Six months ended
                                                                   June 30,                          June 30,
                                                            ------------------------         ------------------------
                                                               2001           2000             2001           2000
                                                               ----           ----             ----           ----
                                                                  (In thousands)                   (In thousands)

     Net income........................................      $ 21,658       $ 21,148         $ 32,441        $ 35,100
     Cumulative effect of change
        in accounting for derivative
        financial instruments(net of
        $44 tax expense)...............................            --             --               70              --
     Fair value adjustment - derivative
       hedging instruments.............................           133             --              133              --
     Other comprehensive income........................             4             --                8              --
                                                               ------         ------           ------          ------
        Total comprehensive income.....................      $ 21,795       $ 21,148         $ 32,652        $ 35,100
                                                               ======         ======           ======          ======


The cumulative effect recorded in accumulated other comprehensive income is being amortized over the remaining lives of the related interest rate swaps and is included in "other comprehensive income" above.

8.   SUBSEQUENT EVENT

     On July 19, 2001, the Company was sued by a salaried California store manager who alleges that he should have been classified as a non-exempt employee and, therefore, should have received overtime compensation. The suit also requests that the California state court certify the case as a class action on behalf of the management employees in all of the Company's California stores. The Company will vigorously defend itself in this matter. At this stage of the litigation, it is too early for the Company to predict its ultimate liability related to these allegations.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as believe, anticipate, expect, intend, plan or estimate. For example, our forward-looking statements include statements regarding:

     o comparable store net sales in future periods, including the effect on sales at existing stores from opening and expanding stores;

     o our growth plans, including our plans to add, expand or relocate stores;

     o the timing and potential costs associated with moving to our new Briar Creek distribution center and our move from the Philadelphia distribution center;

     o a possible increase in shrink resulting from an increase in the percentage of larger stores that we operate;

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

     o possible difficulties in meeting our sales and other expansion goals and anticipated comparable store net sales results, which may result in loss of leverage of increasing selling, general and administrative expenses;

     o the difficulties and uncertainties in adding and operating larger stores, with which we have less experience;

     o the seasonality of our sales and the importance of our fourth quarter operating results;

     o increases in the cost of or disruption of the flow of our imported goods, especially from China;

     o the difficulties relating to our aggressive growth plans, including opening stores on a timely basis and the impact of new and expanded stores on sales at our existing stores nearby;

     o possible delays, costs and other difficulties in opening our Briar Creek distribution center;

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

Results of Operations

The Three Months Ended June 30, 2001 Compared To The Three Months Ended June 30, 2000

     Net Sales. Net sales increased 14.5% in the second quarter of 2001 compared to the same period in 2000. The $55.9 million increase in net sales resulted from sales at stores that are not included in our comparable store net sales calculation partially offset by a 2.7% decrease in our comparable store net sales.

     We believe our comparable store net sales decreased for the following reasons:

     o The Easter holiday shifted to one week earlier in the second quarter in 2001 as compared to 2000, decreasing the amount of Easter sales in the second quarter of 2001 compared to 2000. We experienced a 14.3% comparable store net sales increase in the second quarter of 2000.

     o Customer traffic was down slightly throughout the quarter.

We include expanded and relocated stores in the calculation of our comparable store net sales. Sales at these expanded and relocated stores positively affect our reported comparable store net sales results.

     The following table summarizes our store openings and closings and our relocations and expansions for the second quarters of 2001 and 2000:

                               Average                                 Square
                                Gross                                 Footage
                   Total       Square                    Relocations  Increase
                   Store       Feet Per        Store        and        Since
      Period     Openings     New Store      Closings    Expansions     3/31
      ------     --------     ---------      --------    ----------     ----
     Second
  Quarter 2001     89           9,700           7           22           9.1%

     Second
  Quarter 2000     73           8,100           4           31           8.8%

     At June 30, 2001, we operate 1,863 stores with 11.5 million total gross square feet. Approximately 526, or 28.2%, of our stores at June 30, 2001 are at least 7,000 gross square feet.

     We expect to increase our total gross square footage approximately 27% to 29% in 2001. Our management anticipates that net sales growth during the next twelve months will come mostly from square footage growth related to new store openings and expansion of existing stores. We believe our comparable store net sales may decrease by up to 3% in the third quarter and we anticipate an increase of approximately 2% in the fourth quarter.

     Gross Profit. Our gross profit as a percentage of sales is called our gross profit margin. Excluding merger related costs in 2000, our gross profit margin decreased to 35.7% in the second quarter of 2001 compared to 35.9% in the same period in 2000. The decrease in gross profit margin for the quarter is primarily due to:

     o inventory shrink primarily related to continuing challenges in operating our Philadelphia distribution network;

     o loss of leverage on occupancy costs; and

     o markdowns primarily resulting from special promotions in select stores.

The above decreases in gross profit margin were partially offset by improved merchandise costs, which include freight costs. The improved merchandise costs are primarily the result of improved pricing from vendors and selling a higher percentage of import merchandise compared to last year. In addition, we terminated a purchase agreement previously entered into by Dollar Express and recorded a $1.6 million gain. The gain related to the unamortized portion of a payment received upon commencement of the contract.

     We believe that our overall shrink may increase as a percentage of net sales as we continue to open larger stores and they become a higher percentage of our store base. We believe the increased shrink in our larger stores results from the increased visibility of the store and from carrying a higher percentage of needs-based consumable merchandise.

     During the third quarter, we expect to buy more consumable products to meet customer demand because of the lack of seasonal merchandise sales. In addition, we expect to buy more consumable products to supply our increasing population of larger stores. Consumable products are generally domestically produced and carry a higher cost than our other domestic items.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased 19.7% in the second quarter of 2001 compared to the same period in 2000. Excluding merger related expenses in 2000, selling, general and administrative expenses, excluding depreciation and amortization, increased as a percentage of net sales to 24.7% in the second quarter of 2001 compared to 22.8% in the second quarter of 2000. The increase in selling, general and administrative expenses resulted from:

     o loss of leverage caused by the 2.7% decrease in comparable store net sales; and

     o an increase in payroll-related costs, including workers' compensation.

     Depreciation and amortization increased to 2.9% as a percentage of net sales for the three months ended June 30, 2001 compared to 2.5% in the same period in 2000. The increase as a percentage of net sales is primarily due to loss of leverage and increased depreciation expense associated with expanded and relocated stores.

     During the third quarter, we expect to incur approximately $1.0 million to $2.0 million of expenses in connection with the move to our new Briar Creek distribution facility. These estimated costs include the lease loss charge and other expenses associated with the move to Briar Creek.

     Operating Income. Due to the reasons discussed above, our operating income, excluding merger related items in 2000, decreased as a percentage of net sales to 8.0% in the second quarter of 2001 from 10.6% in the same period in 2000.

     Interest Income/Expense. Interest income decreased $0.1 million in the second quarter of 2001 compared to the second quarter of 2000. This decrease resulted from lower levels of cash and cash equivalents throughout the three months ended June 30, 2001 compared with the three months ended June 30, 2000. In addition, we earned a lower rate on our investments because of the decrease in interest rates compared to the comparable period in 2000. Interest expense decreased to $1.4 million in the second quarter of 2001 from $1.9 million in the second quarter of 2000. This decrease resulted primarily from the repayment of approximately $34.5 million of debt during the second quarter of 2000, including the amounts outstanding on our revolving credit facilities.

     Income Taxes. Our effective tax rate decreased to 38.5% for the second quarter of 2001 from 39.8% for the second quarter of 2000. Our tax rate was higher in 2000 because of the non-deductible merger related expenses incurred in the second quarter of 2000.

The Six Months Ended June 30, 2001 Compared To The Six Months Ended June
30, 2000

     Net Sales. Net sales increased 16.3% for the first six months of 2001 compared to the same period in 2000. We attribute this $116.1 million increase in net sales to sales at stores that are not included in our comparable store net sales calculation partially offset by a 1.3% decrease in our comparable store net sales in the first half of 2001.

     We believe our comparable store net sales decreased during the first half of 2001 because of:

     o decreased traffic patterns throughout 2001 as compared to 2000 as a result of the weaker U.S. economy during the first half of 2001; and

     o the shift in the Easter holiday to one week earlier in April 2001, which resulted in a shorter Easter selling season.

We include expanded and relocated stores in the calculation of our comparable store net sales. Sales at these expanded and relocated stores positively affect our reported comparable store net sales results.

     The following table summarizes our store openings and closings and our relocations and expansions for the second quarters of 2001 and 2000:


                                  Average                               Square
                                   Gross                                Footage
                      Total       Square                  Relocations  Increase
                      Store       Feet Per     Store         and         Since
      Period         Openings    New Store    Closings    Expansions     12/31
      ------         --------    ---------    --------    ----------     -----

 Year-to-Date 2001     149        9,500          15           53          16.6%

 Year-to-Date 2000     132        7,600           5           52          15.2%


     Gross Profit. Excluding merger related costs in 2000, our year-to-date gross profit margin decreased to 34.9% in 2001 compared to 35.4% in 2000. The decrease in gross profit margin for the quarter is primarily due to:

     o inventory shrink and temporary workforce inefficiencies caused by continuing challenges in operating our Philadelphia distribution network; and

     o loss of leverage on occupancy costs.

     The above decreases in gross profit margin were partially offset by improved merchandise costs, which include freight costs. The improved merchandise costs are primarily the result of improved pricing from vendors and selling a higher percentage of import merchandise compared to last year.

     Selling, General and Administrative Expenses. Excluding merger related expenses in 2000, selling, general and administrative expenses, excluding depreciation and amortization, increased as a percentage of net sales to 25.4% in the first half of 2001 compared to 23.8% in the first half of 2000. The increase in selling, general and administrative expenses resulted from:

     o loss of leverage caused by the 1.3% decrease in comparable store net sales; and

     o an increase in workers' compensation expense.

In addition, certain expenses, such as store supplies and repairs and maintenance costs, increased disproportionately with our growth rate primarily as a result of opening larger stores.

     Depreciation and amortization increased to 3.0% as a percentage of net sales in 2001 compared to 2.6% in 2000. The increase as a percentage of net sales is primarily due to loss of leverage and increased depreciation expense associated with expanded and relocated stores.

     Operating Income. Due to the reasons discussed above, excluding merger related items in 2000, operating income decreased as a percentage of net sales to 6.4% for the first six months of 2001 from 9.0% for the same period in 2000.

     Interest Income/Expense. Interest income decreased $0.3 million in the first six months of 2001 compared to the first six months of 2000. This decrease resulted from lower levels of cash and cash equivalents throughout the six months ended June 30, 2001 compared with the same period in 2000. In addition, we earned a lower rate on our investments because of the decrease in interest rates compared to the comparable period in 2000. Interest expense decreased to $2.6 million in the first half of 2001 from $4.2 million in the first half of 2000. This decrease resulted primarily from the repayment of approximately $34.5 million of debt during the second quarter of 2000, including the amounts outstanding on our revolving credit facilities.

     Income Taxes. Our effective tax rate decreased to 38.5% for the six months ended June 30, 2001 from 39.4% for the six months ended June 30, 2000. Our tax rate was higher in 2000 because of the non-deductible merger related expenses incurred in the second quarter of 2000.

Liquidity and Capital Resources

     Our business requires capital to open new stores and operate existing stores. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and funded our store opening and relocation and expansion program from internally generated funds and borrowings under our credit facilities.

     The following table compares cash-related information for the six months ended June 30, 2001 and 2000:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         2001         2000
                                                         ----         ----
                                                          (in millions)

     Net cash used in:

         Operating activities..................        $(22.1)       $(59.0)
         Investing activities..................         (62.8)        (44.4)
         Financing activities..................          (5.6)        (22.7)

     The $36.9 million decrease in cash used in operating activities was primarily due to a reduction in inventory purchases in 2001 caused by decreased sales results and carry over of inventory from 2000. In addition, cash paid for income taxes decreased primarily due to a reduction in estimated tax payments in 2001 compared to 2000.

     Cash used in investing activities is generally expended to open new and expand existing stores. The $18.4 million increase in capital expenditures for the six months ended June 30, 2001 compared to the same period in 2000 was primarily the result of:

     o an increase in the number of stores opened and an increase in the average size of those stores;

     o investments made to improve our supply chain processes; and

     o conversion of Dollar Express stores.

     The $17.1 million decrease in cash used in financing activities was primarily the result of the following:

     o We made net repayments of approximately $6.2 million in the first half of 2001 compared to $34.2 million of repayments in the first half of 2000 for Dollar Express's term loan and revolving credit facility and the first principal payment on the senior notes.

     o We received $10.6 million less cash pursuant to stock-based compensation plans, which resulted from our decreased stock price in the first half of 2001 compared to the first half of 2000.

     At June 30, 2001, our borrowings under our senior notes and bonds were $37.0 million and we had $50.0 million available through our bank facility. Of the $125.0 million available under the Letter of Credit Reimbursement and Security Agreement, approximately $92.8 million was committed to letters of credit issued for routine purchases of imported merchandise.

Revolving Credit Facility and Letters of Credit

     Effective March 12, 2001, we entered into a new revolving credit facility with our banks, which provides for a $50.0 million unsecured revolving credit facility to be used for working capital requirements. The facility bears interest at the agent bank's prime interest rate or LIBOR plus a spread, at our option. The facility, among other things, requires the maintenance of specified ratios, restricts the payment of certain distributions and limits certain types of debt we can incur. It terminates on March 11, 2002.

     Also, effective March 12, 2001, we entered into a Letter of Credit Reimbursement and Security Agreement that provides $125.0 million for letters of credit, which are generally issued in relation to routine purchases of imported merchandise. The agreement terminates on March 11, 2002.

Operating Leases

     Effective March 12, 2001, we entered into an operating lease facility for $165.0 million, of which approximately $93.0 million is committed to the Stockton, Savannah and Briar Creek distribution centers. In addition, approximately $20.0 million is committed for expansion of the Stockton distribution center. This facility replaced the operating lease agreements for our Stockton, Savannah and Briar Creek distribution centers. The termination date of this operating lease facility is March 2006. As a result, the lease expiration date for the Stockton, Savannah and Briar Creek distribution centers is now March 2006. The lease facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

     SFAS No. 142, "Goodwill and Other Intangible Assets," establishes accounting standards for intangible assets and goodwill and is effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually in accordance with SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We will evaluate existing goodwill for impairment upon adoption of SFAS No. 142 and will record any transition impairment as a cumulative effect of a change in accounting principle in the consolidated income statements. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not possible to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized.

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

     The following table summarizes the financial terms of our interest rate swap agreements and their fair values at June 30, 2001:

        Hedging             Receive       Pay        Knockout
       Instrument          Variable      Fixed        Rate       Expiration     Fair Value
       ----------          --------      -----        ----       ----------     ----------

         $19.0
        million             LIBOR       4.88%         7.75%         4/1/09         $ 78,000
   interest rate swap

         $10.0
        million             LIBOR       6.45%         7.41%         6/2/04        ($425,000)
   interest rate swap

          $5.0
        million             LIBOR       5.83%         7.41%         6/2/04        ($134,000)
   interest rate swap

         $25.0
        million             LIBOR       5.43%          N/A          3/12/06        $133,000
   interest rate swap

Management cannot predict the changes in fair value of our interest rate swaps.

Foreign Currency Risk

     There have been no material changes to our market risk exposures resulting from foreign currency transactions during the six months ended June 30, 2001.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     From time to time we are defendants in ordinary, routine litigation and proceedings incidental to our business, including:

     o employment related matters;

     o product safety matters, including product recalls by the Consumer Products Safety Commission and personal injury claims; and

     o the infringement of the intellectual property rights of others.

We do not believe that any of these matters are individually or in the aggregate material to us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our Annual Meeting of Shareholders held on May 24, 2001, the following people were re-elected to the Board of Directors:

                                  Votes For           Votes Withheld
                                  ---------           --------------


     H. Ray Compton               89,027,100            12,213,246
     John F. Megrue               97,252,884             3,987,462
     Alan L. Wurtzel              98,195,240             3,045,106

     As Class III directors, Mr. Compton, Mr. Megrue and Mr. Wurtzel will serve until the Annual Meeting of Shareholders in 2004, or such time as successors are elected and qualified. Macon F. Brock, Jr., Richard G. Lesser, J. Douglas Perry, Thomas A. Saunders, III, and Frank Doczi continued as directors after the meeting and no elections were held with respect to their offices.

Item 5.  OTHER INFORMATION.

Grant of Options to Directors

     On May 23, 2001, options to purchase 7,500 shares of common stock each were granted to Messrs. Doczi, Wurtzel and Lesser as continuing outside directors, under the terms of the Stock Incentive Plan. In addition, the Compensation Committee of the Board of Directors awarded Mr. Perry 7,500 option shares in his capacity as Chairman of the Board. These options are immediately exercisable and have an exercise price of $24.75 per share.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     None

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of 2001:

1. Report on Form 8-K, filed April 26, 2001, included the earnings results for the quarter ended March 31, 2001 and an outlook for the remainder of 2001

2. Report on Form 8-K, filed May 29, 2001, included a press release regarding the Annual Meeting of Shareholders held May 24, 2001

     Also, in July 2001, we filed one Form 8-K.

1. Report on Form 8-K, filed July 26, 2001, included the earnings results for the three months and six months ended June 30, 2001 and an outlook for the remainder of 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         August 13, 2001

                                                 DOLLAR TREE STORES, INC.




                                                 By: /s/ Frederick C. Coble
                                                 --------------------------
                                                     Frederick C. Coble
                                                     Chief Financial Officer
                                                     (principal financial and
                                                     accounting officer)