Form 10-Q
period 2001-09-30
DOLLAR TREE STORES INC
filed 2001-11-14
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

     (X)  Quarterly  report  pursuant  to Section 13 or 15 (d) of the
Securities  Exchange Act of 1934 For the  quarterly  period ended  September 30,
2001


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

                           Yes (X)                   No ( )

As of November 8, 2001, there were 112,269,889 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                  PART I.  FINANCIAL INFORMATION                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements:

       Condensed Consolidated Balance Sheets
        September 30, 2001 and December 31, 2000...........................  3

       Condensed Consolidated Income Statements
        Three months and nine months ended September 30, 2001 and 2000.....  4

       Condensed Consolidated Statements of Cash Flows
        Nine months ended September 30, 2001 and 2000......................  5

       Notes to Condensed Consolidated Financial Statements................  6

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 17

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 18

Item 6. Exhibits and Reports on Form 8-K................................... 19

            Signatures..................................................... 20



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       September 30,        December 31,
                                                                                           2001                2000
                                                                                           ----                ----
                                                                                        (Unaudited)
                                            ASSETS
Current assets:
     Cash and cash equivalents....................................................       $ 44,844            $181,166
     Merchandise inventories......................................................        438,383             258,687
     Deferred tax asset...........................................................         11,298               8,291
     Prepaid expenses and other current assets....................................         21,227              29,370
                                                                                          -------             -------

         Total current assets.....................................................        515,752             477,514
                                                                                          -------             -------

Property and equipment, net.......................................................        271,603             211,632
Deferred tax asset................................................................          2,062               1,566
Goodwill, net ....................................................................         38,862              40,376
Other assets, net.................................................................         16,631              15,771
                                                                                          -------             -------

         TOTAL ASSETS.............................................................       $844,910            $746,859
                                                                                          =======             =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................................       $135,720            $ 75,404
     Income taxes payable.........................................................         18,822              23,448
     Other current liabilities....................................................         39,509              46,906
     Current portion of long-term debt............................................         25,000              25,000
     Current installments of obligations under
         capital leases...........................................................          3,765               3,547
                                                                                          -------             -------

         Total current liabilities................................................        222,816             174,305
                                                                                          -------             -------

Long-term debt, excluding current portion.........................................         12,000              18,000
Obligations under capital leases, excluding current
     installments.................................................................         22,387              25,183
Other liabilities (Notes 5 and 6).................................................         19,791              10,713
                                                                                          -------             -------

         Total liabilities........................................................        276,994             228,201
                                                                                          -------             -------

Shareholders' equity (Note 8):
     Common stock, par value $0.01. Authorized
         300,000,000 shares, 112,188,913 shares
         issued and outstanding at September 30, 2001
         and 112,046,201 shares issued and
         outstanding at December 31, 2000.........................................          1,122               1,121
     Additional paid-in capital...................................................        160,186             156,780
     Accumulated other comprehensive
         income (loss) (Notes 5, 6 and 7).........................................         (1,142)                 --
     Retained earnings............................................................        407,750             360,757
                                                                                          -------             -------
         Total shareholders' equity...............................................        567,916             518,658
                                                                                          -------             -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................       $844,910            $746,859
                                                                                          =======             =======


                                 See accompanying Notes to Condensed Consolidated Financial Statements




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended           Nine Months Ended
                                                                         September 30,               September 30,
                                                                   --------------------------  --------------------------
                                                                       2001            2000          2001          2000
                                                                       ----            ----          ----          ----

Net sales.....................................................       $444,745       $377,318    $1,272,425     $1,088,932
Cost of sales ................................................        290,450        238,328       829,582        698,324
Merger related costs..........................................             --             --            --          1,100
                                                                      -------        -------     ---------      ---------
         Gross profit.........................................        154,295        138,990       442,843        389,508
                                                                      -------        -------     ---------      ---------

Selling, general and administrative expenses:
     Operating expenses.......................................        114,513         92,023       325,058        261,381
     Merger related expenses..................................             --             --            --          3,266
     Depreciation and amortization............................         13,962         10,638        38,781         28,887
                                                                      -------        -------     ---------      ---------
         Total selling, general
           and administrative expenses........................        128,475        102,661       363,839        293,534
                                                                      -------        -------     ---------      ---------

         Operating income.....................................         25,820         36,329        79,004         95,974
                                                                      -------        -------     ---------      ---------

Other income (expense):
     Interest income..........................................            513            715         3,345          3,812
     Interest expense.........................................         (1,276)        (1,514)       (3,925)        (5,729)
     Other, net (Note 5)......................................         (1,379)            --        (1,974)            --
                                                                      -------        -------     ---------      ---------
         Other expense, net...................................         (2,142)          (799)       (2,554)        (1,917)
                                                                      -------        -------     ---------      ---------

         Income before income taxes...........................         23,678         35,530        76,450         94,057

Provision for income taxes....................................          9,126         13,680        29,457         36,720
                                                                      -------        -------     ---------      ---------

         Income before extraordinary item.....................         14,552         21,850        46,993         57,337

Loss on debt extinguishment, net of
   tax benefit of $242........................................             --             --            --            387
                                                                      -------        -------     ---------      ---------

         Net income...........................................         14,552         21,850        46,993         56,950

Less: Preferred stock dividends and
   accretion  ................................................             --             --            --          1,413
                                                                      -------        -------     ---------      ---------

         Net income available to
           common shareholders................................       $ 14,552     $   21,850    $   46,993     $   55,537
                                                                      =======        =======     =========      =========

Basic net income per common share (Note 4):
     Income before extraordinary item.........................       $   0.13     $     0.21     $    0.42     $     0.55
     Net income...............................................           0.13           0.21          0.42           0.54

Diluted net income per common share (Note 4):
     Income before extraordinary item.........................       $   0.13     $     0.19     $    0.42     $     0.50
     Net income...............................................           0.13           0.19          0.42           0.50

                 See accompanying Notes to Condensed Consolidated Financial Statements




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                              -----------------------
                                                                                               2001             2000
                                                                                               ----             ----
Cash flows from operating activities:
     Net income...................................................................         $ 46,993          $ 56,950
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization............................................           38,781            28,887
         Loss on disposal of property and equipment...............................            1,222               743
         Extraordinary loss on early extinguishment of debt.......................               --               629
         Provision for deferred income taxes......................................           (3,547)           (3,206)
         Tax benefit of stock option exercises....................................            1,418            15,901
         Change in fair value of non-hedging interest rate
           swaps..................................................................            1,974                --
         Other non-cash adjustments to net income.................................               11                --
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
              Merchandise inventories.............................................         (179,696)         (157,217)
              Prepaid expenses and other current assets...........................            8,143           (10,818)
              Other assets, net...................................................           (2,205)             (117)
              Accounts payable....................................................           60,316            15,585
              Income taxes payable................................................           (4,626)          (28,992)
              Other current liabilities...........................................           (7,397)           (7,881)
              Other liabilities...................................................            7,218              (247)
                                                                                            -------           -------
                   Net cash used in operating activities..........................          (31,395)          (89,783)
                                                                                            -------           -------

Cash flows from investing activities:
     Capital expenditures.........................................................          (98,064)          (71,618)
     Proceeds from sale of property and equipment.................................               48               199
                                                                                            -------           -------
                   Net cash used in investing activities..........................          (98,016)          (71,419)
                                                                                            -------           -------

Cash flows from financing activities:
     Proceeds from revolving credit facilities....................................               --            33,300
     Repayment of long-term debt and facility fees................................           (6,239)          (27,708)
     Repayment of revolving credit facilities.....................................               --           (22,900)
     Principal payments under capital lease obligations...........................           (2,661)           (2,371)
     Proceeds from stock issued pursuant to
       stock-based compensation plans.............................................            5,761            23,248
     Repurchase of common stock (Note 8)..........................................           (3,772)               --
                                                                                            -------           -------
                   Net cash provided by (used in) financing activities............           (6,911)            3,569
                                                                                            -------           -------

Net decrease in cash and cash equivalents.........................................         (136,322)         (157,633)
Cash and cash equivalents at beginning of period..................................          181,166           181,587
                                                                                            -------           -------
Cash and cash equivalents at end of period........................................         $ 44,844         $  23,954
                                                                                            =======           =======

Supplemental disclosure of cash flow information: Cash paid for:
     Interest.....................................................................         $  3,513         $   5,494
     Income taxes.................................................................           36,216            52,826

Non-cash investing activity -
     Purchase of equipment under capital lease obligations........................         $     83         $      68

                        See accompanying Notes to Condensed Consolidated Financial Statements



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements at September 30, 2001, and for the three- and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K filed March 30, 2001. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

     Certain 2000 amounts have been reclassified for comparability with the 2001 financial statement presentation.

2.   REVOLVING CREDIT FACILITY AND LETTERS OF CREDIT

     Effective March 12, 2001, the Company entered into a Revolving Credit Facility with its banks (Revolver Agreement). The Revolver Agreement provides for, among other things: (1) a $50.0 million revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit; and (3) an annual administrative fee payable quarterly. The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Revolver Agreement matures on March 11, 2002. At September 30, 2001, no amount was outstanding under the Revolver Agreement.

     Effective March 12, 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement that terminates on March 11, 2002. The agreement provides $125.0 million for letters of credit, which are generally issued in relation to routine purchases of imported merchandise. At September 30, 2001, $52.0 million was committed to letters of credit.

     The Company's $135.0 million revolving credit facility, which included provisions for letters of credit, was terminated concurrently with entering into the new facilities discussed above.

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


4.   NET INCOME PER COMMON SHARE

     The following table sets forth the calculation of basic and diluted income before extraordinary item per common share:


                                                                       Three months ended            Nine months ended
                                                                          September 30,                September 30,
                                                                    --------------------------   ------------------------
                                                                       2001           2000           2001         2000
                                                                       ----           ----           ----         ----
                                                                            (In thousands, except per share data)
Basic income before extraordinary item per common share:
     Income before extraordinary item.........................       $ 14,552       $ 21,850      $ 46,993     $ 57,337
     Less: Preferred stock dividends and
        accretion ............................................             --             --            --        1,413
                                                                      -------        -------       -------      -------
     Income before extraordinary item
        available to common shareholders......................       $ 14,552       $ 21,850      $ 46,993     $ 55,924
                                                                      =======        =======       =======      =======
     Weighted average number of
        common shares outstanding.............................        112,363        106,115       112,214      102,254
                                                                      =======        =======       =======      =======
           Basic income before
               extraordinary item per common
               share..........................................       $   0.13       $   0.21      $   0.42     $   0.55
                                                                      =======        =======       =======      =======

Diluted income before extraordinary item per common share:
     Income before extraordinary
        item available to common
        shareholders..........................................       $ 14,552       $ 21,850      $ 46,993     $ 55,924
                                                                      =======        =======       =======      =======
     Weighted average number of
        common shares outstanding.............................        112,363        106,115       112,214      102,254
     Dilutive effect of stock options and
        warrants (as determined by applying
        the treasury stock method)............................            874          7,384           737        9,044
                                                                      -------        -------       -------      -------
     Weighted average number of common
        shares and dilutive potential
        common shares outstanding.............................        113,237        113,499       112,951      111,298
                                                                      =======        =======       =======      =======
           Diluted income before
               extraordinary item per common
               share..........................................       $   0.13       $   0.19      $   0.42     $   0.50
                                                                      =======        =======       =======      =======





At September 30, 2001, 721,049 stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

On March 20, 2001, the Board of Directors granted options to employees under the Company's Stock Incentive Plan to purchase 1,403,000 shares of the Company's common stock.


5.   ACCOUNTING CHANGE

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company's interest rate swaps in effect at January 1, 2001 did not qualify for hedge accounting pursuant to the provisions of SFAS No. 133. As a result, the interest rate swaps were recorded at their fair values in the consolidated balance sheet on January 1, 2001 as a component of "accumulated other comprehensive income" (see Note 7). The $2.0 million net decrease in their fair values during the first nine months of 2001 is recorded currently in earnings as a component of "other, net."

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     On April 12, 2001, the Company entered into a $25.0 million interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of its $165.0 million operating lease facility. The swap creates the economic equivalent of a fixed rate lease by converting the variable interest rate to a fixed rate. Under this agreement, the Company pays interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly consistent with the interest rate adjustment on the operating lease facility. The swap is effective through March 2006. This interest rate swap qualifies for hedge accounting treatment in accordance with SFAS No. 133. Accordingly, changes in the fair value of the interest rate swap are reported in the consolidated balance sheets as a component of "accumulated other comprehensive income." These amounts are subsequently reclassified into rent expense as a yield adjustment in the period in which the related interest on the variable rate obligations affects earnings.


7.   COMPREHENSIVE INCOME

     The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:


                                                              Three months ended                 Nine months ended
                                                                 September 30,                      September 30,
                                                            ------------------------         ------------------------
                                                              2001            2000             2001           2000
                                                              ----            ----             ----           ----
                                                                (In thousands)                     (In thousands)

     Net income........................................      $ 14,552       $ 21,850         $ 46,993        $ 56,950
     Cumulative effect of change
        in accounting for derivative
        financial instruments(net of
        $44 tax expense)...............................           --              --               70              --
     Fair value adjustment - derivative
        hedging instruments............................        (1,357)            --           (1,223)             --
     Amortization of SFAS 133
        cumulative effect..............................             4             --               11              --
                                                               ------         ------           ------          ------
        Total comprehensive income.....................      $ 13,199       $ 21,850         $ 45,851        $ 56,950
                                                               ======         ======           ======          ======

The cumulative effect recorded in accumulated other comprehensive income is being amortized over the remaining lives of the related interest rate swaps.


8.   SHARE REPURCHASE PROGRAM

     In September 2001, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's common stock in connection with the Securities and Exchange Commission's (SEC) Emergency Relief Order. The Company had previously been unable to enter into a formal repurchase program because of its merger with Dollar Express, Inc. on May 5, 2000, which was accounted for as a pooling of interests. Pursuant to this program, the Company repurchased and retired 225,000 shares of common stock for approximately $3.8 million. The Company's limited share repurchase plan expired concurrently with the expiration of the SEC's Exemptive Order on October 12, 2001.


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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as believe, anticipate, expect, intend, plan or estimate. For example, our forward-looking statements include statements regarding:

     o the sources of increases in net sales;

     o comparable store net sales in future periods;

     o our future merchandise mix and its effect on gross margins;

     o our growth plans, including our plans to add, expand or relocate stores;

     o the possible effect of inflation and other economic changes on our future costs and profitability;

     o our cash needs, including our ability to fund our future capital expenditures and working capital requirements; and

     o the effect of new accounting pronouncements on future net income.

     These forward-looking statements are subject to numerous risks and uncertainties that may affect us including:

     o adverse weather and economic conditions, such as declining consumer confidence, recession and unemployment in the wake of the incidents of September 11, 2001;

     o possible difficulties in meeting our sales, other expansion goals and anticipated comparable store net sales results, which may result in loss of leverage of increasing selling, general and administrative expenses;

     o the seasonality of our sales and the importance of our fourth quarter operating results;

     o increases in the cost of or disruption of the flow of our imported goods, especially from China;

     o the difficulties in managing our aggressive growth plans, including opening stores on a timely basis;

     o competition and possible increases in merchandise costs, shipping rates, freight costs, or other operating costs such as wage levels; and

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

Results of Operations

The Three Months Ended September 30, 2001 Compared To The Three Months Ended September 30, 2000

     Net Sales. Net sales increased 17.9% in the third quarter of 2001 compared to the same period in 2000. The $67.4 million increase in net sales resulted from sales at stores that are not included in our comparable store net sales calculation partially offset by a 0.1% decrease in our comparable store net sales. We believe our comparable store net sales decrease was due primarily to a slight decrease in customer traffic throughout the quarter resulting from the weak U.S. economy as compared to the third quarter of 2000. We include expanded and relocated stores in the calculation of our comparable store net sales.



     The following table summarizes our store openings and closings and our relocations and expansions for the third quarters of 2001 and 2000:

                           Total             Average Gross                     Relocations
                           Store            Square Feet Per      Store             and
         Period           Openings             New Store        Closings       Expansions
         ------           --------            ---------         --------       ----------


         Third
       Quarter 2001         79                  8,000              7               41


         Third
       Quarter 2000         49                  8,200              6               31


     At September 30, 2001, we operate 1,935 stores with 12.3 million total gross square feet. At September 30, 2000, we operated 1,677 stores with 9.3 million total gross square feet.

     We expect to increase our total store gross square footage by approximately 29% for the full year 2001. Our management anticipates that net sales growth during the next twelve months will come mostly from square footage growth related to new store openings and expansion of existing stores. The remaining sales growth, if any, will come from comparable store net sales increases. For the fourth quarter of 2001, we are planning inventory levels to support a comparable store net sales increase of approximately 2%.

     Gross Profit. Our gross profit as a percentage of sales is called our gross profit margin. Our gross profit margin decreased to 34.7% in the third quarter of 2001 compared to 36.8% in the same period in 2000. The decrease in gross profit margin for the quarter is primarily due to:

     o a change in merchandise mix to include a higher percentage of domestic merchandise, including a larger percentage of consumables, which carry a higher cost than our other items;

     o loss of leverage on occupancy and distribution costs caused by the 0.1% decrease in comparable store net sales; and

     o inventory shrink primarily related to operating our Philadelphia distribution network, which we replaced with our new Briar Creek distribution center in August 2001.

The above decreases in gross profit margin were partially offset by improved inbound freight costs.

     As a result of the space afforded consumable merchandise in our larger stores, we expect to sell more consumables as a percentage of domestic merchandise as we continue to open larger stores. This trend will continue to place pressure on our gross margins because consumable products generally carry a higher cost than our other domestic items. While consumable merchandise places pressure on our gross margins, it turns more quickly than our other merchandise, resulting in increased sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased 24.4% in the third quarter of 2001 compared to the same period in 2000. Selling, general and administrative expenses, excluding depreciation and amortization, increased as a percentage of net sales to 25.7% in the third quarter of 2001 compared to 24.4% in the third quarter of 2000. The increase in selling, general and administrative expenses resulted from:

     o loss of leverage caused by the 0.1% decrease in comparable store net sales; and

     o an increase in payroll-related costs, including workers' compensation.

In addition, we recorded a $1.7 million charge in connection with closing our Philadelphia distribution facilities, which includes lease costs and an impairment charge for property and equipment. We also increased our existing liability for our former Memphis distribution center by approximately $0.7 million due to changes in market conditions. These additional costs compare to approximately $1.7 million of additional expense incurred in the third quarter of 2000 related to the integration of Dollar Express, Inc.

     Depreciation and amortization increased to 3.1% as a percentage of net sales for the three months ended September 30, 2001 compared to 2.8% in the same period in 2000. The increase as a percentage of net sales is primarily due to loss of leverage and increased depreciation expense associated with expanded and relocated stores.

     Operating Income. Due to the reasons discussed above, our operating income decreased as a percentage of net sales to 5.8% in the third quarter of 2001 from 9.6% in the same period in 2000.

     Interest Income/Expense. Interest income decreased $0.2 million in the third quarter of 2001 compared to the third quarter of 2000. This decrease resulted from the significantly lower interest rates for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. Interest expense decreased to $1.3 million in the third quarter of 2001 from

$1.5 million in the third quarter of 2000. This decrease resulted primarily from the $6.0 million repayment on our Senior Notes in April 2001 and a decrease in our capital lease obligations.

     Other, net. The $1.4 million other expense is the result of reflecting our non-hedging interest rate swaps at fair value in accordance with SFAS No. 133. The decrease in their fair values is primarily the result of decreasing interest rates. Due to many factors, our management is not able to predict changes in the fair values of our interest rate swaps.

     The Nine Months Ended September 30, 2001 Compared To The Nine Months Ended September 30, 2000

     Net Sales. Net sales increased 16.9% for the first nine months of 2001 compared to the same period in 2000. We attribute this $183.5 million increase in net sales to sales at stores that are not included in our comparable store net sales calculation partially offset by a 0.7% decrease in our comparable store net sales in the first nine months of 2001.

     We believe our comparable store net sales decreased during the first nine months of 2001 because of:

     o decreased customer traffic patterns throughout 2001 as compared to 2000 as a result of the weaker U.S. economy during the first nine months of 2001; and

     o the shift in the Easter holiday to one week earlier in April 2001, which resulted in a shorter Easter selling season.


     The following table summarizes our store openings and closings and our relocations and expansions for the nine-month periods ended September 30, 2001 and 2000:


                                                Average                                      Square
                               Total         Gross Square                   Relocations     Footage
                               Store         Feet Per New        Store          and         Increase
           Period             Openings          Store          Closings     Expansions     Since 12/31
           ------             --------          -----          --------     ----------     -----------


        Year-to-Date
            2001                228             9,000            22             94            24.9%


        Year-to-Date
            2000                181             7,800            11             83            21.8%



     Gross Profit. Excluding merger related costs in 2000, our year-to-date gross profit margin decreased to 34.8% in 2001 compared to 35.9% in 2000. The decrease in gross profit margin year-to-date is primarily due to:

     o loss of leverage on occupancy and distribution costs; and

     o inventory shrink and temporary workforce inefficiencies caused by challenges operating our now closed Philadelphia distribution facilities.

The above decreases in gross profit margin were partially offset by improved inbound freight costs.

     Selling, General and Administrative Expenses. Excluding merger related expenses in 2000, selling, general and administrative expenses, excluding depreciation and amortization, increased as a percentage of net sales to 25.5% in the first three quarters of 2001 compared to 24.0% in the first three quarters of 2000. The increase in selling, general and administrative expenses resulted from:

     o loss of leverage caused by the 0.7% decrease in comparable store net sales; and

     o an increase in payroll-related costs, including workers' compensation expense.

     Depreciation and amortization increased to 3.0% as a percentage of net sales in 2001 compared to 2.7% in 2000. The increase as a percentage of net sales is primarily due to loss of leverage and increased depreciation expense associated with expanded and relocated stores.

     Operating Income. Due to the reasons discussed above, excluding merger related items in 2000, operating income decreased as a percentage of net sales to 6.2% for the first nine months of 2001 from 9.2% for the same period in 2000.

     Interest Income/Expense. Interest income decreased $0.5 million in the first three quarters of 2001 compared to the first three quarters of 2000. This decrease resulted from lower interest rates throughout the nine months ended September 30, 2001 compared with the same period in 2000. Interest expense decreased to $3.9 million in the first three quarters of 2001 from $5.7 million in the first three quarters of 2000. This decrease resulted primarily from the repayment of approximately $34.5 million of debt during the second quarter of 2000, including the amounts outstanding on our revolving credit facilities.

     Other, net. The $2.0 million other expense is the result of reflecting our non-hedging interest rate swaps at fair value in accordance with SFAS No. 133. The decrease in their fair values is primarily the result of decreasing interest rates.

     Income Taxes. Our effective tax rate decreased to 38.5% for the nine months ended September 30, 2001 from 39.0% for the nine months ended June 30, 2000. Our tax rate was higher in 2000 because of the non-deductible merger related expenses incurred in the second quarter of 2000.

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

     The following table compares cash-related information for the nine months ended September 30, 2001 and 2000:

                                            Nine Months Ended September 30,
                                           -------------------------------
                                                 2001           2000
                                                 ----           ----
                                                    (in millions)
     Net cash provided by (used in):

         Operating activities.............     $(31.4)        $(89.8)
         Investing activities.............      (98.0)         (71.4)
         Financing activities.............       (6.9)           3.6


     The $58.4 million decrease in cash used in operating activities was primarily due to the following:

     o a $44.7 million decrease in cash used for accounts payable resulting from the timing of payments for merchandise and other operating expenses; and

     o a $24.4 million decrease in cash used for income taxes primarily due to a change in the timing of the estimated payments due to the extension of the filing deadline to October 1, 2001. In addition, we had a decrease in estimated tax payments in 2001 compared to 2000 because of the decrease in current year income before income taxes.

The above decreases in cash used in operating activities was partially offset by a $22.5 million increase in cash expended for inventory due primarily to the increase in gross retail square footage during 2001. Our inventory balance increased at a lower rate in 2001 compared to 2000 as a result of the generally weak sales results compared to the prior year and the carry over of inventory from the fourth quarter of 2000.

     Cash used in investing activities is generally expended to open new and expand existing stores. The $26.6 million increase in capital expenditures for the nine months ended September 30, 2001 compared to the same period in 2000 was primarily the result of:

     o an increase in the number of stores opened, relocated or expanded and an increase in the average size of those stores;

     o investments made to improve our supply chain processes; and

     o conversion of Dollar Express, Inc stores to the Dollar Tree format.

     The $10.5 million increase in cash used in financing activities was primarily the result of the following:

     o an approximate $17.5 million decrease in cash received pursuant to stock-based compensation plans, which resulted from our decreased stock price in the first three quarters of 2001 compared to the first three quarters of 2000; and

     o repayments of approximately $6.2 million on long-term debt in the first three quarters of 2001 compared to $17.3 million of net repayments in the first three quarters of 2000 related to Dollar Express, Inc's term loan, revolving credit facilities and the principal payment on the senior notes.

     At September 30, 2001, our borrowings under our senior notes and bonds were $37.0 million and we had $50.0 million available through our bank facility. Of the $125.0 million available under the Letter of Credit Reimbursement and Security Agreement, approximately $52.0 million was committed to letters of credit issued for routine purchases of imported merchandise.

Revolving Credit Facility and Letters of Credit

     Effective March 12, 2001, we entered into a new revolving credit facility with our banks, which provides for a $50.0 million unsecured revolving credit facility to be used for working capital requirements. The facility bears interest at the agent bank's prime interest rate or LIBOR plus a spread, at our option. The facility, among other things, requires the maintenance of specified ratios, restricts the payment of certain distributions and limits certain types of debt we can incur. The agreement terminates on March 11, 2002.

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

New Accounting Pronouncements

Statements of Financial Accounting Standards No. 141 and 142

     SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

     SFAS No. 142, "Goodwill and Other Intangible Assets," establishes accounting standards for intangible assets and goodwill and is effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually in accordance with SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Application of the non-amortization provisions of SFAS No. 142 is expected to result in a reduction in amortization expense of approximately $2.0 million per year. We will perform the first of the required impairment tests of goodwill as of January 1, 2002, to evaluate existing goodwill for impairment upon adoption of SFAS No. 142 and will record any transition impairment as a cumulative effect of a change in accounting principle in the consolidated income statements. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not possible to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized.

Statement of Financial Accounting Standards No. 143

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Our management does not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 144

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion No. 30 to report discontinued operations separately and extends that reporting to include a "component of an entity" that either has been disposed of or is classified as for sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Our management does not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into more interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. However, certain of our interest rate swaps do not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because they contain provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.

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


     The following table summarizes the financial terms of our interest rate swap agreements and their fair values at September 30, 2001:


       Derivative              Receive            Pay            Knockout
       Instrument             Variable           Fixed             Rate             Expiration          Fair Value
       ----------             --------           -----             ----             ----------          ----------



        $19.0 million
         non-hedging            LIBOR            4.88%             7.75%              4/1/09             $  (818,000)
      interest rate swap


        $10.0 million
         non-hedging            LIBOR            6.45%             7.41%              6/2/04             $  (296,000)
      interest rate swap


        $5.0 million
        non-hedging             LIBOR            5.83%             7.41%              6/2/04             $  (747,000)
      interest rate swap


        $25.0 million
           hedging              LIBOR            5.43%             N/A                3/12/06            $(1,223,000)
      interest rate swap



Due to many factors, management is not able to predict the changes in fair value of our interest rate swaps.

Foreign Currency Risk

     There have been no material changes to our market risk exposures resulting from foreign currency transactions during the nine months ended September 30, 2001.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     From time to time, we are defendants in ordinary, routine litigation and proceedings incidental to our business, including:

     o employment related matters;

     o product safety matters, including product recalls by the Consumer Products Safety Commission and personal injury claims; and

     o the infringement of the intellectual property rights of others.

We do not believe that any of these matters are individually or in the aggregate material to us.

     We have been sued by three salaried California employees who allege that they should have been classified as non-exempt employees and, therefore, should have received overtime compensation. The suits also request that the California state court certify the case as a class action on behalf of all store managers, assistant managers and merchandise managers in our California stores. The Company will vigorously defend itself in this matter. At this stage of the litigation, it is too early for our management to predict our ultimate liability related to these allegations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     None

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the third quarter of 2001:

1. Report on Form 8-K, filed July 26, 2001, included the earnings results for the three months and six months ended June 30, 2001 and an outlook for the remainder of 2001.

2. Report on Form 8-K, filed September 18, 2001, included a press release regarding the Board of Director's approval to repurchase up to $100 million of Company common stock under a limited share repurchase program.

     Also, in October 2001, we filed one Form 8-K.

1. Report on Form 8-K, filed October 25, 2001, included the earnings results for the three months and nine months ended September 30, 2001 and an outlook for the remainder of 2001.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   November 13, 2001

                                     DOLLAR TREE STORES, INC.




                                By:  /s/ Frederick C. Coble
                                     ----------------------
                                     Frederick C. Coble
                                     Chief Financial Officer
                                    (principal financial and accounting officer)