Form 10-K
period 2001-12-31
DOLLAR TREE STORES INC
filed 2002-03-14
CIK 935703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001


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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 7, 2002, was $3,216,072,280 based on a $31.14 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     On March 7, 2002, there were 112,749,328 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for in Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 30, 2002, which will be filed with the Securities and Exchange Commission not later than April 30, 2002.

                            DOLLAR TREE STORES, INC.
                                TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1.       BUSINESS..................................................     4

Item 2.       PROPERTIES................................................     7

Item 3.       LEGAL PROCEEDINGS.........................................     8

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     9

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.....................................     9

Item 6.       SELECTED FINANCIAL DATA...................................     9

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................    11

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    20

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............    21

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.....................    41


                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........    41

Item 11.      EXECUTIVE COMPENSATION....................................    41

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT..........................................    41

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    41


                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K.............................................    41

              SIGNATURES................................................    42

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

     o our growth plans, including our plans to open, add, expand or relocate stores, and our anticipated square footage increase;

     o the possible effect of inflation and other economic changes on our costs and profitability, including the possible effect of future changes in shipping rates, domestic and foreign freight costs, fuel costs, minimum wage rates and wage and benefit costs;

     o our cash needs, including our ability to fund our future capital expenditures and working capital requirements including our obligations relating to the operating leases for several of our distribution centers;

     o our gross profit margin and ability to leverage selling, general and administrative costs;

     o our seasonal sales patterns including those relating to the length of the holiday selling seasons and the shift of Easter from the second quarter in 2001 to the first quarter in 2002;

     o possible changes in our merchandise mix and its effect on gross profit margin and sales;

     o  the capabilities of our inventory supply chain processes;

     o the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

     o the capacity, performance and cost of our existing and planned distribution centers, including opening and expansion schedules;

     o  our expectations regarding competition;

     o the possible effect of changes in generally accepted accounting principles relating to the type of operating lease under which we lease certain of our distribution centers; and

     o the accuracy of management's estimates of our financial statement reserves related to inventory and accrued expenses.

     You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 11, as well as the factors listed under "Risk Factors" in our most recent prospectus:

     o Adverse economic conditions, such as reduced consumer confidence and spending, or bad weather could significantly reduce our sales.

     o We could fail to meet our goals for opening and expanding stores on a timely basis, which would cause our sales to suffer. We may not anticipate all the challenges that our expanding operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, new stores can cause sales at our existing stores to suffer.

     o We realize a disproportionately larger amount of our sales and net income during the Christmas and Easter seasons. If for any reason our sales were below expectations during the Christmas and Easter selling seasons, our operating results could suffer materially.

     o Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, wage levels, inflation, competition and other adverse economic factors.

     o The performance of our distribution system is critical to our operations. We must expand or replace existing distribution centers and build new ones in a timely manner or we will not meet our growth plans.

        Unforeseen disruptions or costs in operating and expanding our receiving and distribution systems could harm our sales and profitability.

     o Our merchandise mix relies heavily on imported goods. An increase in the cost or disruption of the flow of these goods may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. In addition, products from alternative sources may also be of lesser quality and more expensive than those we currently import.

     o Disruptions in the availability of quality, low-cost merchandise in sufficient quantities to maintain our growth may reduce our sales and profits.

     o The retail industry is highly competitive and we expect competition to increase in the future, possibly reducing our sales and profits.

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

     Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We generally do not issue financial forecasts or projections and we have a policy against confirming those issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

-------------------------------------------------------------------------------
     INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.
-------------------------------------------------------------------------------

                                     PART I


Item 1.  BUSINESS

Overview
     Since our founding in 1986, we have become the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors.

     Since 1986, Dollar Tree has evolved from opening primarily mall-based stores ranging between 2,000 to 3,000 selling square feet to opening primarily strip-shopping center based stores ranging between 7,000 to 10,000 selling square feet. In the past five years, we gradually increased the size of stores that we opened each year as we improved our merchandise offerings and service to our customers. At December 31, 1997, we operated 1,059 stores in 28 states; at December 31, 2001, we operated 1,975 stores in 37 states. Over the same time period, our selling square footage increased from approximately 3.9 million square feet in December 1997 to 10.1 million square feet in December 2001. Our store growth since 1997 has resulted from opening new stores and completing selective mergers and acquisitions from 1998 through 2000. We centrally manage our store and distribution operations from our corporate headquarters in Chesapeake, Virginia.

     At December 31, 2001, we operated 1,963 single-price point stores that operate under the names of Dollar Tree, Dollar Express, Dollar Bills, Only One Dollar and Only $One. We also operate 12 multi-price point stores under the name Spain's Cards and Gifts.

Business Strategy
     Value Offering. We strive to exceed our customers' expectations of the variety and quality of products that can be purchased for $1.00 by offering items that we believe typically sell for higher prices elsewhere. We buy approximately 55% of our merchandise domestically and directly import the remaining 45%. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectation. In addition, direct relationships with manufacturers permit us to select from a broad range of products, and customize packaging, product sizes and package quantities that meet our customers' needs.

     Changing Merchandise Mix. We maintain a balanced selection of products within traditional variety store categories; we offer a wide selection of everyday basic products; and we supplement these basic, everyday items with seasonal and closeout merchandise. We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination store for our customers. Closeout merchandise is purchased opportunistically and represents less than 15% of our purchases. We also take advantage of the availability of lower-priced, private-label and regional brand goods, which we believe are comparable to national name brands.

     Our merchandise mix consists of: (1) consumable merchandise, which includes candy and food, health and beauty care, and housewares such as paper and plastics; (2) variety merchandise, which include toys, housewares, party goods, gifts, stationery, and other items; and (3) seasonal goods such as Easter, Halloween and Christmas merchandise. The following table shows the percentage of purchases of each major product group for the years ended December 31, 2001 and 2000:

             Merchandise Type                   2001             2000
             ----------------                   ----             ----

             Variety categories                 50.7%            51.4%
             Consumable                         38.2%            36.6%
             Seasonal                           11.1%            12.0%

     Site Selection and Store Format. We primarily focus on opening new stores in strip shopping centers anchored by mass merchandisers, whose target customers we believe to be similar to ours, and in neighborhood centers anchored by large grocery retailers. Our stores have proven successful in metropolitan areas, mid-sized cities and small towns. The range of our store sizes allows us to target a particular location with a store that best suits that market and take advantage of real estate opportunities, when available. Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors, uniform decorative signs, carpeting and background music. We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse store.

     For more information on retail locations and retail store leases, see "Properties" on page 7.

     Strong and Consistent Store Level Economics. We maintain a disciplined, cost-sensitive approach to store site selection in order to minimize the initial capital investment required and maximize our potential to generate high operating margins. We believe that our stores have a relatively small shopping radius, which allows us to profitably concentrate multiple stores in a single market. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

     On a cash basis, our stores have historically experienced a payback period of approximately 12 to 15 months and we expect this trend to continue. During the past five years, we have maintained our store-level operating income margins in the 21.0% to 23.1% range. Stores whose first full year of operations was 2001 had average store level operating income of approximately 21.0% as a percent of sales.

     Our older, smaller stores continue to generate a significant amount of store-level operating income and operating cash flow and have some of the highest operating margins among our stores. The increased size of our newer stores allows us to offer a wider selection of products, including more basic consumable merchandise, thereby making them more attractive as a destination store.

     In the past five years, we have maintained our gross profit margins in the 34.9% to 36.9% range and our operating income margins in the 10.3% to 13.0% range. Historically, we have experienced seasonal fluctuation in our net sales, operating income and net income because of our mix of seasonal merchandise.

     For more information on our results of operations, see "Management's Discussion and Analysis - Results of Operations" on page 11. For more information on seasonality of sales, see "Management's Discussion and Analysis - Seasonality and Quarterly Fluctuations" on page 18.

     Cost Control. We believe that our substantial buying power at the $1.00 price point contributes to our successful purchasing strategy, which includes disciplined, targeted merchandise margin goals. We believe our disciplined buying and quality merchandise help to minimize markdowns. We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. No vendor accounted for more than 10% of total merchandise purchased in any of the last five years.

     We are currently upgrading our supply chain technology to better manage our inventories. The new systems implemented in this project will provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Controlling our inventory levels will result in more efficient distribution and store operations.

Growth Strategy
     Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion program and selective mergers and acquisitions. From 1997 to 2001, net sales increased at a compound annual growth rate of 23.7% and operating income, excluding merger-related items, increased at a compound annual growth rate of 22.4%. We expect that the substantial majority of our future sales growth will come from new store openings.

     The following table shows the total selling square footage of our stores and the selling square footage per new store opened over the last five years. We began opening larger stores after the acquisition of 98 Cents Clearance Center in 1998. Our growth and productivity statistics will be reported based on selling square footage prospectively because our management believes the use of selling square footage yields a more accurate measure of store productivity. The selling square footage statistics for 1997 through 2000 are estimates based on the relationship of selling to gross square footage.

                                                            Average Selling
                                        Average Selling      Square Footage
                                         Square Footage      Per New Store
        Year       Number of Stores       Per Store              Opened
        ----       ----------------       ---------             ------

        1997             1,059              3,665               4,055

        1998             1,285              3,790               3,840

        1999             1,507              4,055               4,765

        2000             1,729              4,520               6,240

        2001             1,975              5,130               7,070

     We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In 2002 and beyond, we plan to predominately open stores that are approximately 7,000 to 10,000 selling square feet. We will also continue to open stores ranging from 4,000 to 6,000 selling square feet as opportunities arise. Stores of this size continue to offer strong store-level economics and allow us to optimize our strategic approach for a particular market.

     In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per square foot and changes in market opportunities. Stores targeted for expansion are generally less than 3,500 selling square feet in size. Store expansions generally increase the existing store size by approximately 3,000 to 4,000 selling square feet.

     Since 1995, we have added a total of 371 stores through three mergers and several small acquisitions. Our acquisition strategy has been to target companies with a similar single price point concept that have shown success in operations or provide a strategic advantage. We evaluate potential acquisition opportunities in our retail sector as they become available.

     Merchandising and Distribution. Expanding our customer base is important to our growth plans. We will continue to stock our new stores with the ever-changing merchandise that our current customers have come to appreciate. In addition, we are opening larger stores that contain more basic consumable merchandise to attract new customers. Consumable merchandise typically sells faster than other merchandise, which results in increased sales. The presentation and display of merchandise in our stores is critical to communicating value to our customers and creating a more exciting shopping experience. We believe our approach to visual merchandising results in high store traffic, high sales volume and an environment that encourages impulse purchases.

     A strong and efficient distribution network is key to our ability to grow and to maintain a low-cost operating structure. We currently operate six distribution centers, which are capable of supporting approximately $3.0 billion in annual sales. We will continue to add distribution capacity to support our store opening plans, with the aim of remaining approximately one year ahead of our distribution needs. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

     Our stores receive approximately 97% of their inventory from our six distribution centers via contract carriers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. For more information on our distribution center network, see "Properties" on page 7.

     Inventory Supply Chain. Beginning in 1999, we evaluated our inventory supply chain processes to identify potential improvements. As a result, we initiated a supply chain management project that encompasses four major components:

     o  planning for our merchandise purchasing;

     o purchasing merchandise and allocating that merchandise throughout our distribution and retail network;

     o obtaining current and detailed sales information from a group of representative stores using a point-of-sale system; and

     o  improving our ability to keep select merchandise in stock.

     At December 31, 2001, we operated point-of-sale systems (POS) in 167 stores and we plan to install POS in all new and expanded stores and convert some of our existing stores to POS in 2002. We expect to have POS installed in more than 600 stores by the end of 2002. Point-of-sale data will allow us to track sales by merchandise category and geographic region as well as assist in planning for future purchases of inventory. In addition, we expect that implementation of these initiatives will improve the efficiency of our supply chain management, improve our merchandise flow and help control costs.

Competition
     The retail industry is highly competitive and we expect competition to increase in the future. Among fixed price point retailers, the principal methods of competition include convenience and the quality of merchandise offered to the customer. Our competitors include variety and discount stores, closeout stores, mass merchandisers and, to a lesser extent, other fixed-price point retailers. Our competitors include Family Dollar, Dollar General and 99 Cents Only.

Trademarks
     We are the owners of federal service mark registrations for "Dollar Tree," the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price...One Dollar." A small number of our stores operate under the name "Only One Dollar," for which we have not obtained a service mark registration. We also own a concurrent use registration for "Dollar Bill$" and the related logo. During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything," and "Everything's $1.00," the registration of which is pending. We also occasionally market products under various private labels but these brand names are not material to our operations. With the acquisition of Dollar Express, we became the owner of the service marks "Dollar Express" and "Dollar Expres$."

Employees
     We employed approximately 8,200 full-time and 14,500 part-time associates on December 31, 2001. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements. None of our employees are subject to collective bargaining agreements.

Item 2.  PROPERTIES

Stores
     As of December 31, 2001, we operated 1,975 stores in 37 states as detailed below:

Alabama..........53       Maryland............77      Oklahoma.............23
Arkansas.........27       Massachusetts.......19      Oregon...............24
California......121       Michigan............88      Pennsylvania........163
Connecticut......16       Minnesota...........12      Rhode Island..........6
Delaware.........12       Mississippi.........33      South Carolina.......60
Florida.........154       Missouri............43      Tennessee............66
Georgia.........105       Nevada..............11      Texas................87
Illinois.........86       New Hampshire........8      Vermont...............1
Indiana..........55       New Jersey..........56      Virginia............119
Iowa..............9       New York...........107      Washington............1
Kansas...........13       North Carolina.....106      West Virginia........23
Kentucky.........41       Ohio................79      Wisconsin............44
Louisiana........27


     We currently lease our stores and expect to continue to lease new stores as we expand. Our leases typically provide for a short initial lease term (generally five years) with options to extend. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.

     As current leases expire, we believe that we will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, we have not experienced difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. From time to time we may not comply with certain provisions of our store operating leases. We maintain good relations with our landlords and believe that violation of these lease provisions, if any, will not have a material effect on our operations.

Distribution Centers
     The following table includes information about the distribution centers that we currently operate. We believe our operational distribution centers can support a total of approximately $3.0 billion in annual sales.


                                                                     Size in
          Location                 Own/Lease     Lease Expires      Square Feet
          --------                 ---------     -------------      -----------


     Chesapeake, Virginia             Own            N/A               400,000

     Olive Branch, Mississippi        Own            N/A               425,000

                                                 June 2005, with
     Chicago, Illinois               Lease       options to renew      250,000

     Stockton, California            Lease         March 2006          525,000

     Briar Creek, Pennsylvania       Lease         March 2006          600,000

     Savannah, Georgia               Lease         March 2006          600,000

We are planning to open a new distribution center in Oklahoma in early to mid-2003. In addition to our distribution centers noted above, during the past several years we have used off-site facilities to accommodate limited quantities of seasonal merchandise.

     Effective March 12, 2001, we entered into an operating lease facility for $165 million, of which $113 million was committed to our existing Stockton, Briar Creek and Savannah distribution centers. The termination date of this operating lease facility is March 12, 2006. The lease facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur.

     Except for our Chicago facility, each of our distribution centers contain advanced materials handling technologies, including an automated conveyor and sorting system, radio-frequency inventory tracking equipment and specialized information systems. We completed the expansion and automation of our Stockton distribution center in January 2002. This expansion increased the facility to a total of 525,000 square feet. We have no plans to automate our existing Chicago distribution center.

     Since 1998, we have replaced four distribution centers for which we are liable for future rents. The leases on these facilities expire at various dates through December 2009. We make every effort to sublease these facilities and have subleased certain of the vacated facilities under agreements expiring at various dates through June 2008.

     For more information on financing of our distribution centers, see "Management's Discussion and Analysis - Funding Requirements" on page 15. For more information on our liability for future rents and related costs, see "Management's Discussion and Analysis - Inflation and Other Economic Factors" on page 18.

Item 3.  LEGAL PROCEEDINGS

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our 2001 calendar year.

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

                                                           High           Low
     2000:
       First Quarter..............................       $ 36.33      $ 20.83
       Second Quarter.............................         43.21        31.00
       Third Quarter..............................         48.25        37.75
       Fourth Quarter.............................         44.00        18.69

     2001:
       First Quarter..............................       $ 32.25      $ 15.56
       Second Quarter.............................         27.84        17.94
       Third Quarter..............................         34.96        16.36
       Fourth Quarter.............................         31.87        18.22


     On March 7, 2002, the last reported sale price for our common stock as quoted by Nasdaq was $30.98 per share. As of March 7, 2002, we had approximately 550 shareholders of record.

     We anticipate that all of our income in the foreseeable future will be retained for the development and expansion of our business and the repayment of indebtedness. Management does not anticipate paying dividends on our common stock in the foreseeable future. In addition, our credit facilities contain financial covenants that restrict our ability to pay cash dividends.

Item 6.  SELECTED FINANCIAL DATA
     (Amounts in thousands, except per share data, number of stores data and net sales per selling square foot data)

     The following table presents a summary of our selected financial data for the last five calendar years. The selected income statement and balance sheet data for the years ended December 31, 2001, 2000, 1999 and 1998 have been derived from our consolidated financial statements that have been audited by our independent auditors. In addition, the selected income statement data for the year ended 1997 has been derived from our consolidated income statement that has been audited by our independent auditors. This information should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report. The selected balance sheet data for the year ended December 31, 1997 have been derived from our unaudited consolidated financial statements, which have been prepared on the same basis as the audited consolidated financial statements. As required by pooling-of-interests accounting, the financial information and operating data of Dollar Tree and our past merger partners, Dollar Express, Only $One and 98 Cent Clearance Center, have been combined and restated as of the beginning of the earliest period presented.

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

     Dollar Express and Only $One were treated as S corporations for federal and state income tax purposes through February 4, 1999 and June 29, 1999, respectively. As a result, their income was taxable to their shareholders through those dates. Accordingly, our pro forma net income available to common shareholders and the related per share data reflects the pro forma increase in our C corporation federal and state income tax expense, which would have occurred had these companies been taxed as C corporations for the entire periods presented. Pro forma C corporation income taxes were $505 in 1999, $4,804 in 1998, and $2,279 in 1997.

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

     In 1999 and 1998, store contribution margin excludes stores acquired through our merger in 2000. In 1997, store contribution margin excludes stores acquired through mergers in 2000, 1999 and 1998. Store-level data for the acquired stores was not available for the referenced periods that were excluded.

     Comparable store net sales compare net sales for stores open throughout each of the two periods being compared, including expanded stores. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.

                                                                          Year Ended December 31,
                                                    ------------------------------------------------------------------------
                                                      2001            2000             1999            1998          1997
                                                      ----            ----             ----            ----          ----

Income Statement Data:
Net sales......................................     $1,987,321     $1,688,105       $1,351,820      $1,073,886    $ 847,830
Gross profit...................................        715,957        623,589          497,253         391,198      295,904
Selling, general and administrative
   expenses....................................        512,092        420,553          321,657         260,684      205,077
Operating income...............................        203,865        203,036          175,596         130,514       90,827
Net income.....................................        123,081        121,622          106,577          81,318       55,818
Pro forma net income available to
   common shareholders.........................        123,081        120,209           99,550          76,514       53,539


Margin Analysis:
Gross profit...................................           36.0%          36.9%            36.8%           36.4%        34.9%
Selling, general and administrative
   expenses....................................           25.7%          24.9%            23.8%           24.3%        24.2%
Operating income...............................           10.3%          12.0%            13.0%           12.2%        10.7%
Net income.....................................            6.2%           7.2%             7.9%            7.6%         6.6%
Pro forma net income available to
   common shareholders.........................            6.2%           7.1%             7.3%            7.1%         6.3%

Per Share Data:
Pro forma diluted net income per
   common share................................     $     1.09      $    1.08       $     0.92      $     0.71    $    0.50
Pro forma diluted net income per
   common share annual growth..................            0.9%          17.4%            29.6%           42.0%        35.1%

Selected Operating Data:
Number of stores open at
   end of period...............................          1,975          1,729            1,507           1,285        1,059
Gross square footage...........................         12,791          9,832            7,638           6,051        4,793
Selling square footage.........................         10,129          7,818            6,113           4,867        3,878
Selling square footage annual growth...........           29.6%          27.9%            25.6%           25.5%        25.8%
Net sales annual growth........................           17.7%          24.9%            25.9%           26.7%        27.3%
Comparable store net sales increase............            0.1%           5.7%             5.0%            6.5%         6.9%
Net sales per selling square foot..............     $      217      $     238       $      245      $      249    $     245
Net sales per store............................     $    1,043      $   1,014       $      939      $      902    $     851

Selected Financial Ratios:
Return on assets...............................           14.9%          17.9%            20.3%           21.3%        17.0%
Return on equity...............................           21.0%          29.1%            36.8%           37.3%        38.5%
Store contribution margin......................           21.0%          22.4%            22.7%           22.8%        23.1%
Store inventory turns..........................            4.6            4.7              4.9             4.9          4.9


                                                                            As of December 31,
                                                    ------------------------------------------------------------------------
                                                        2001             2000           1999           1998           1997
                                                        ----             ----           ----           ----           ----


Balance Sheet Data:
Cash ........................................       $  236,653     $  181,166       $  181,587      $   84,714    $  48,912
Working capital..............................          360,757        303,209          226,707         124,758       70,521
Total assets.................................          902,048        746,859          611,233         436,768      328,282
Total debt...................................           62,371         71,730          108,773          53,759       42,622
Mandatorily redeemable preferred
   stock.....................................               --             --           35,171              --           --
Shareholders' equity.........................          651,736        518,658          316,238         262,575      173,290


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Events and Recent Developments
     Several key events have had or are expected to have a significant effect on our results of operations. You should keep in mind that:

     o In January 2002, we completed the expansion and automation of our California distribution center, which increased the size to 525,000 square feet.

     o In August 2001, we opened a new 600,000 square foot automated distribution center in Pennsylvania. This new facility replaced our former distribution facilities in Philadelphia, Pennsylvania.

     o In January 2001, we opened a new 600,000 square foot automated distribution center in Georgia.

     o In May 2000, we merged with Dollar Express and issued or reserved 9,000,000 shares of our common stock in exchange for Dollar Express's outstanding stock and options. Dollar Express operated 132 stores primarily in the Mid-Atlantic region.

     o In January 2000, we opened a new 317,000 square foot distribution center in California, which replaced our Sacramento, California facility.

     o In June 1999, we merged with Only $One, issuing 752,400 shares of our common stock in exchange for Only $One's outstanding stock. Only $One operated 24 stores in central and upstate New York.

     o In January 1999, we opened a new 425,000 square foot distribution center in Mississippi, which replaced our Memphis, Tennessee facility.

     We accounted for the Dollar Express and Only $One mergers as poolings of interest. As a result, all financial and operational data assume that Dollar Express and Only $One had each been a part of Dollar Tree throughout all periods presented. For each period presented, the outstanding Dollar Express and Only $One shares of stock have been converted into Dollar Tree shares based on the exchange ratios used in each merger.

Results of Operations
     Our net sales derive from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second, sales may vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we compare only those stores that are open throughout both of the periods being compared. We include expanded stores in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated.

     Most retailers have the ability to increase the price of their merchandise in order to increase their comparable store net sales. As a fixed price retailer, we do not have the ability to raise our prices. Generally, our comparable store net sales will increase only if we sell more merchandise. Our plans for 2002 operations are based on comparable store net sales increases between 0% and 2%, but we are unable to predict actual comparable store net sales. In addition, we expect net sales to increase approximately 18% in 2002.

     We expect the substantial majority of our future net sales growth to come from square footage growth resulting from new store openings and expansion of existing stores. In 2002, we plan to increase our selling square footage approximately 25%, or approximately 2.3 million square feet, by adding 300 net new stores and 0.4 million square feet by expanding approximately 100 stores. We expect the average size of new stores opened in 2002 to average approximately 7,250 selling square feet per store. In 2002 and beyond, we plan to predominately open stores that are approximately 7,000 to 10,000 selling square feet. We will also continue to open stores ranging from 4,000 to 6,000 selling square feet as opportunities arise. Stores of this size continue to offer strong store-level economics and allow us to optimize our strategic approach for a particular market. While our newer, larger stores have lower sales per square foot than older, smaller stores, they generate higher sales and operating income per store and create an improved shopping environment that invites customers to shop longer and buy more.

     We must control our merchandise costs, inventory levels and our general and administrative expenses. Increases in expenses could negatively impact our operating results because we cannot pass on increased expenses to our customers by increasing our merchandise price above the $1.00 price point.

     We will continue to experience pressure on our gross profit margins in future years as we refine our merchandise mix to include a higher proportion of consumable merchandise, which typically carries a lower gross profit margin, open larger stores and continue to absorb higher costs. We do expect to partially offset the effect of the above factors with improved domestic freight costs created by the addition of our two new distribution centers in 2001. Even with our changing merchandise mix, we expect our gross profit margin will range between 36.0% and 37.0% in the foreseeable future because we can vary the mix among our consumable products and variety categories to impact our gross margin. In addition, consumable merchandise typically sells more quickly than our other merchandise, resulting in increased sales.

     Leveraging our selling, general and administrative expenses is difficult because a substantial majority of our future sales growth is expected to come primarily from new store openings, rather than comparable store net sales.

     The following table expresses items from our income statement as a percentage of net sales:


                                                                              Year Ended December 31,
                                                                        2001           2000           1999
                                                                        ----           ----           ----


     Net sales..................................................       100.0%          100.0%         100.0%
     Cost of sales..............................................        64.0            63.0           63.2
     Merger-related costs.......................................          --             0.1             --
                                                                       -----           -----          -----

     Gross profit...............................................        36.0            36.9           36.8
     Selling, general and administrative expenses:
           Operating expenses...................................        23.0            22.2           21.5
           Merger-related expenses..............................          --             0.2             --
           Depreciation and amortization........................         2.7             2.5            2.3
                                                                       -----           -----          -----

               Total............................................        25.7            24.9           23.8
                                                                       -----           -----          -----

     Operating income...........................................        10.3            12.0           13.0
     Interest income............................................         0.2             0.3            0.1
     Interest expense...........................................        (0.3)           (0.5)          (0.5)
     Other, net.................................................        (0.1)             --             --
                                                                       -----           -----          -----

     Income before income taxes.................................        10.1            11.8           12.6
     Provision for income taxes.................................         3.9             4.6            4.7
                                                                       -----           -----          -----

     Net income.................................................         6.2%            7.2%           7.9%
                                                                       =====           =====          =====

2001 Compared to 2000
     Net Sales. Net sales increased 17.7% in 2001 compared to 2000. We attribute this $299.2 increase in net sales primarily to our new stores opened in 2001 and 2000, which are not included in our comparable store net sales results. Comparable store net sales increased 0.1% in 2001.

     We believe comparable store net sales remained relatively flat in 2001 because the retail environment in 2001 was unusually difficult in light of the economic downturn and the events of September 11, 2001. In addition, our Easter selling season was shorter in 2001 compared to 2000 because Easter was approximately one week earlier in 2001 than 2000.

     We opened 276 new stores and closed 30 stores during 2001, compared to 233 new stores opened and 11 stores closed in 2000. We added 29.6% to our selling square footage in 2001 compared to 27.9% in 2000. Of the 2.3 million, or 29.6%, increase in selling square footage in 2001, approximately 0.4 million selling square feet was added by expanding 111 existing stores.

     Gross Profit. Excluding $1.1 million of merger-related costs, gross profit margin decreased to 36.0% in 2001 compared to 37.0% in 2000. This decrease in gross profit margin in 2001 was primarily due to loss of leverage on occupancy costs and increases in shrink in the now-closed Philadelphia distribution facilities.

     Selling, General and Administrative Expenses. Excluding $3.3 million of merger-related expenses in 2000, selling, general and administrative expenses increased as a percentage of net sales to 25.7% compared to 24.7% in 2000. This increase is primarily the result of increases in payroll-related costs, including insurance; certain store operating expenses; and charges recorded in connection with our closed distribution facilities in Philadelphia. The increase in payroll-related costs and store operating expenses was primarily due to the loss of leverage.

     Expressed as a percentage of net sales, depreciation and amortization increased to 2.7% in 2001 from 2.5% in 2000, a total increase of $11.8 million. The increase as a percent of net sales was due primarily to loss of leverage. The $11.8 million increase is due primarily to new stores and expansions in 2001 and to stores opened in 2000 being opened a full year in 2001.

     Operating Income. Due to the reasons discussed above, excluding $4.4 million of merger-related items in 2000, operating income decreased to $203.9 million in 2001 from $207.4 million in 2000 and decreased as a percentage of net sales to 10.3% from 12.3%.

     Interest Income and Expense. Interest income decreased $0.7 million in 2001 compared to 2000. The decrease resulted primarily because of decreased interest rates throughout 2001. Interest expense decreased $2.4 million in 2001 compared to 2000. This decrease was primarily due to the payoff of a revolving credit facility and term loan in May 2000. We benefited slightly from the decrease in variable interest rates in 2001 because of our variable-rate operating leases and variable-rate debt. However, this benefit was partially offset as a result of the interest rate swaps in effect during 2001.

     Income Taxes. Our effective tax rate decreased to 38.5% for the year ended December 31, 2001 from 38.8% for the year ended December 31, 2000 because 2000 included certain non-deductible merger-related expenses related to Dollar Express.

2000 Compared to 1999
     Net Sales. Net sales increased 24.9% in 2000 compared to 1999. We attribute this $336.3 million increase in net sales to two factors:

     o Approximately 79% of the increase came from stores opened in 2000 and 1999, which are not included in our comparable store net sales calculation.

     o Approximately 21% of the increase came from comparable store net sales increases. Comparable store net sales increased 5.7% during 2000.

We believe comparable store net sales increased in 2000 because we improved our merchandise mix to offer more consumable products as a component of our domestic merchandise and the Easter selling season was longer in 2000 compared to 1999.

     We opened 233 new stores and closed 11 stores during 2000, compared to 227 new stores opened and five stores closed in 1999. We added 27.9% to our selling square footage in 2000 compared to 25.6% in 1999. Of the 1.7 million, or 27.9%, increase in selling square footage in 2000, approximately 0.3 million selling square feet was added by expanding 98 existing stores.

     Gross Profit. Excluding $1.1 million of merger-related costs in 2000, gross profit margin increased to 37.0% in 2000 compared to 36.8% in 1999. The increase in gross margin in 2000 was primarily due to decreased merchandise costs primarily as a result of our increased purchasing power and a slightly higher percentage of import merchandise. These savings were partially offset by increased freight costs caused by increased domestic fuel costs and the higher mix of consumable products as a percentage of our domestic merchandise.

     Selling, General and Administrative Expenses. Excluding $3.3 million of expenses related to the Dollar Express merger in 2000, selling, general and administrative expenses increased as a percentage of net sales to 24.7% compared to 23.8% in 1999. This increase is primarily the result of a loss of leverage during the important fourth quarter selling season, non-recurring Dollar Express expenses of approximately $3.3 million and an increase in our workers' compensation and general liability accruals resulting from a change in our estimates. The $3.3 million in non-recurring Dollar Express expenses primarily includes:

     o  accrual of tax liabilities;
     o training Dollar Express store personnel on new systems, policies and procedures;
     o  conducting physical inventories of Dollar Express stores; and
     o  improving benefits and paying transitional salaries.

     Expressed as a percentage of net sales, depreciation and amortization increased to 2.5% in 2000 from 2.3% in 1999, a total increase of $11.2 million. The increase as a percentage of net sales was primarily due to approximately $1.4 million of accelerated depreciation related to Dollar Express's store equipment and warehouse management system. We replaced the Dollar Express warehouse management system in January 2001 with our own, which we believe increased the visibility of merchandise in our Philadelphia distribution center and improved merchandise flow and our store ordering system.

     We estimate that Dollar Express was approximately $0.04 dilutive to our diluted earnings per share in 2000, excluding merger-related items.

     Operating Income. Due to the reasons discussed above, excluding $4.4 million of merger-related items in 2000, operating income decreased as a percentage of net sales to 12.3% from 13.1%.

     Interest Income and Expense. Interest income increased $2.6 million in 2000 compared to 1999. The increase resulted from higher levels of cash and cash equivalents in 2000 compared to 1999. Interest expense increased $0.4 million in 2000 compared to 1999. Interest expense increased because we incurred interest on the sale-leaseback transaction for the entire year in 2000 compared to only three months in 1999. This increase was partially offset by the decrease in interest on the revolving credit facility and term loan paid off in May 2000.

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

Liquidity and Capital Resources

     Our business requires capital to open new stores and operate existing stores. Our working capital requirements for existing stores are seasonal and usually reach their peak in September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and funded our store opening and expansion programs from internally generated funds and borrowings under our credit facilities.

     The following table compares cash-related information for the years ended
December 31, 2001, 2000 and 1999:

                                                                              Year Ended December 31,
                                                                        2001         2000          1999
                                                                        ----         ----          ----
                                                                                 (in millions)
Net cash provided by (used in):
     Operating activities.....................................        $ 178.7      $ 107.3        $ 128.6
     Investing activities.....................................         (121.5)       (94.8)         (55.2)
     Financing activities.....................................           (1.8)       (12.9)          23.5

     The $71.4 million increase in cash provided by operating activities in 2001 was caused primarily by an approximate $72.8 million increase in working capital.

     Cash used in investing activities is generally expended to open new stores. The $26.7 million increase in 2001 compared to 2000 in investing activities was primarily due to the following:

     o We increased the number of new stores opened and the average size of those stores in 2001.

     o We expanded 111 stores in 2001 compared to 98 stores in 2000 while also increasing the size of those expanded stores.

     o  We invested in technology to improve our supply chain processes.

     The $11.1 million decrease in cash used in financing activities was primarily the result of the following:

     o We made a $6.0 million principal payment on the senior notes in 2001. In 2000, we made net repayments of approximately $34.2 million due to repayment of Dollar Express's term loan and revolving credit facility and the first principal payment on the senior notes.

     o We received $12.8 million less cash pursuant to stock-based compensation plans in 2001 compared to 2000 because of a decrease in the amount of stock option exercises, which we believe resulted from the decreased stock price throughout 2001.

     o We paid $3.8 million in 2001 to repurchase shares in accordance with the Securities and Exchange Commission's Emergency Relief Order, which has since expired.

     At December 31, 2001, our long-term borrowings were $37.0 million. We had $50.0 million available through a revolving credit facility. We also have $125.0 million available under the Letter of Credit Reimbursement and Security Agreement, of which approximately $68.1 million was committed to letters of credit issued for routine purchases of imported merchandise.

Funding Requirements

Overview
     We plan to add approximately 300 net new stores in 2002. In 2001, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $360,000.

     We expect our cash needs for opening new stores in 2002 to total approximately $112.6 million, which includes approximately $67.6 million for capital expenditures and $45.0 million for initial inventory and pre-opening costs. In addition, we expect to spend approximately $25.1 million to expand 100 stores in 2002. Our total planned capital expenditures for 2002 are approximately $135.0 to $140.0 million, including planned expenditures for new and expanded stores, investments in our supply chain processes and additional equipment for the distribution centers. We believe that we can adequately fund our planned capital expenditures and working capital requirements for the next few years from net cash provided by operations and borrowings under our existing credit facilities.


     The following tables summarize our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments (in millions) at December 31, 2001:

        Contractual Obligations            Total       2002       2003      2004       2005       2006       Thereafter
        -----------------------            -----       ----       ----      ----       ----       ----       ----------

Lease Financing

      Operating lease obligations           $658.0     $126.2    $118.1     $104.0     $ 82.8     $141.1          $ 85.8
      (including distribution center
      operating lease facility)

      Capital lease obligations               32.0        6.0       5.9        6.4        7.9        5.8              --
      (including sale-leaseback)

Long-term Borrowings

      Long-term debt                          37.0       25.0       6.0        6.0         --         --              --

      Total obligations                     $727.0     $157.2    $130.0     $116.4     $ 90.7     $146.9          $ 85.8


                                                Expiring    Expiring    Expiring    Expiring    Expiring
           Commitments               Total      in 2002     in 2003     in 2004     in 2005     in 2006       Thereafter
           -----------               -----      -------     -------     -------     -------     -------       ----------

Revolving credit facility            $   --      $   --      $ --        $ --        $ --        $ --            $ --

Letters of credit                     107.4        87.4       20.0         --          --          --              --

Other commitments                      27.2        21.8        5.4         --          --          --              --

Total commitments                    $134.6      $109.2      $25.4       $ --        $ --        $ --            $ --



Commitments
     Bank Credit Facilities. Effective March 12, 2001, we entered into a revolving credit facility with our banks, which provides for a $50.0 million unsecured revolving credit facility to be used for working capital bearing interest at the agent bank's prime rate or LIBOR plus a spread, at our option. The credit agreement, among other things, requires the maintenance of specified ratios, restricts the payments of certain distributions and limits certain types of debt we can incur. The facility was scheduled to terminate on March 11, 2002. Effective March 7, 2002, we extended the revolving credit facility to May 31, 2002.

     Also, effective March 12, 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $125.0 million for letters of credit, which are generally issued for the routine purchase of imported merchandise. Approximately $68.1 million was committed to letters of credit at December 31, 2001.

     Financial Guarantee. We have issued a guarantee for $20.0 million that is used by one of our suppliers as collateral. The guarantee is secured by letters of credit totaling $20.0 million that expire in 2003.

     Freight Contracts. We have contracted outbound freight services from various carriers with contracts expiring through August 2003. The total amount of these commitments is approximately $12.6 million.

     Surety Bonds. We have issued various surety bonds totaling approximately $14.6 million that expire at various dates through 2003. The surety bonds primarily serve as collateral on our large deductible insurance programs.

Lease Facilities
     Distribution Center Operating Lease Facility. We have entered into operating leases known as synthetic leases for three of our distribution centers. Effective March 12, 2001, we entered into an operating lease facility with a group of financial institutions for $165.0 million, of which approximately $113.0 million is committed to our existing Stockton, Briar Creek and Savannah distribution centers. The distribution centers are owned by a special purpose entity. Under this type of agreement, an unrelated third party borrows funds under a construction agreement, purchases the property, pays for the construction costs and subsequently leases the facility to us. Because these arrangements are accounted for as operating leases, the related fixed assets and lease liabilities are not included on our balance sheet. The termination date of this operating lease facility is March 2006. At termination, we must select from one of the following alternatives:

     o We may purchase any or all of the distribution centers for the sum of the amounts due and outstanding under the lease and any costs and expenses incurred to exercise the purchase option (approximately $113.0 million to purchase all distribution centers).

     o We may sell any or all of the distribution centers to a third party, subject to a guarantee that the lessor will receive no less than 83% of the property cost plus any unpaid interest and rents under the lease agreement. (This obligation, which could total as much as $92.8 million, is included in future operating lease commitments in 2006).

     We have not yet determined what course of action we will take upon termination of the existing facility; however, we believe it is unlikely that we will vacate those distribution centers upon termination in 2006. We believe that we will have sufficient cash or financing capabilities to execute one of the available alternatives. In addition, we may be able to negotiate a new lease term based on fair market values at the time of termination.

     The lease facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur.

     Changes are currently being proposed to the current accounting for synthetic leases, which may make them less desirable in the future. The proposed changes in the required accounting for these transactions may adversely affect our results of operations and our consolidated balance sheets.

     Sale-Leaseback Transaction. In September 1999, we sold some retail store leasehold improvements to an unrelated third party and leased them back for seven years. We have an option to repurchase the leasehold improvements in September 2004 and September 2006 at amounts approximating their fair market values at the time the option is exercised. The transaction is treated as a financing arrangement for financial accounting purposes. The total amount of the lease obligation is $23.4 million. We are required to make monthly lease payments of $438,000 in the first five years and $638,000 in the sixth and seventh years. As a result of the transaction, we received net cash of $20.9 million and an $8.1 million 11.0% note receivable, which matures in September 2006. The amount of the lease obligation will equal the amount outstanding under the note receivable in September 2006.

Long-Term Borrowings
     Revenue Bond Financing. In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable rate demand revenue bonds. We borrowed the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our new distribution facility in Olive Branch, Mississippi. At December 31, 2001, the balance outstanding on the bonds was $19.0 million. We begin repayment of the principal amount of the bonds in June 2006, with a portion maturing each June 1 until the final portion matures in June 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate, which was 2.2% at December 31, 2001. The bonds are secured by a $19.3 million letter of credit issued by one of our existing lending banks. The letter of credit is renewable annually. The letter of credit and reimbursement agreement require that we maintain specified financial ratios and restrict our ability to pay cash dividends.

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

Derivative Financial Instruments
     Derivative Financial Instruments. We are party to four interest rate swaps, which allow us to manage the risk associated with interest rate fluctuations on the demand revenue bonds and a portion of our variable-rate operating leases. The swaps are based on notional amounts of $19.0 million, $10.0 million, $5.0 million and $25.0 million. Under the $19.0 million, $10.0 million and $5.0 million agreements, as amended, we pay interest to the banks that provided the swaps at a fixed rate. In exchange, the financial institution pays us at variable interest rates, which are similar to the rates on the demand revenue bonds and our variable-rate operating leases. The variable interest rates on the interest rate swaps are set monthly. No payments are made by either party under the swaps for monthly periods with an established interest rate greater than a predetermined rate (the knock-out rate). The swaps may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates.

     The $25.0 million interest rate swap agreement is used to manage the risk associated with interest rate fluctuations on a portion of our variable-rate operating leases. Under this agreement, we pay interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays us at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. The swap is effective through March 2006, but it may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates.

     Because of the knock-out provision in the $19.0 million, $10.0 million and $5.0 million interest rate swaps, changes in the fair value of those swaps are recorded currently in earnings. Changes in fair value on our $25.0 million interest rate swap are recorded as a component of "accumulated other comprehensive income" in the consolidated balance sheets because the swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138. The amounts recorded in accumulated other comprehensive income are subsequently reclassified into earnings in the same period in which the related interest affects earnings.

     For more information on the interest rate swaps, see "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" on page 20.

Critical Accounting Policies

Inventory Valuation
     As discussed in Note 1 to the Consolidated Financial Statements, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. Cost is assigned to store inventories using the retail inventory method on a FIFO basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.

     Inventory valuation methods require certain significant management estimates and judgments. These include estimates of merchandise markdowns and shrink, which significantly affect the ending inventory valuation at cost as well as the resulting gross margins. The averaging required in applying the retail inventory method and the estimates of shrink and markdowns may, under certain circumstances, result in inaccurate cost figures. Inaccurate inventory cost may be caused by applying the retail inventory method to a group of products that have differing characteristics related to gross margin and turnover.

     We estimate our markdown reserve based on the consideration of a variety of factors, including but not limited to quantities of slow moving or carryover seasonal merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of markdowns compared with actual results.

     Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. The majority of our counts are taken in the first and second quarters of each year; therefore, the shrink accrual recorded at December 31, 2001 is based on estimated shrink for most of 2001, including the fourth quarter. We have not experienced significant fluctuations in historical shrink rates in our Dollar Tree stores. However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition, as was experienced in the former Dollar Express distribution facilities and stores in 2001. We periodically adjust our shrink estimates to address these factors as they become apparent.

     Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Accrued Expenses
     On a monthly basis, we estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to domestic freight, insurance-related expenses and certain store level operating expenses, such as property taxes and utilities. Our freight and store-level operating expenses are estimated based on current activity and historical results. Our workers' compensation and general liability insurance accruals are recorded based on actuarial valuation methods performed by third-party actuaries. These actuarial valuations are estimates based on historical loss development factors. Differences in management's estimates and assumptions could result in an accrual materially different from the calculated accrual.

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

     o  changes in our merchandise mix; and

     o  competition.

     Our highest sales periods are the Christmas and Easter seasons. Easter was observed on April 15, 2001 and will be observed on March 31, 2002. In addition, there will be six fewer selling days between Thanksgiving and Christmas in 2002 as compared to 2001. The decrease in the selling season results because of the shift of Thanksgiving from November 22, 2001 to November 28, 2002. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter. In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store staff. Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems. Historically, net sales, operating income and net income have been weakest during the first quarter. We expect this trend to continue.

     Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 11 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Inflation and Other Economic Factors
     Our ability to provide quality merchandise at a fixed price and on a profitable basis may be subject to economic factors that we cannot control, including inflation in shipping rates, wage rates and other operating costs.

     Shipping Costs. In the past, we have experienced annual increases of as much as 33% in our trans-Pacific shipping rates due primarily to rate increases imposed by the trans-Pacific shipping cartel. Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers. As a result, our trans-Pacific shipping rates may increase when we renegotiate our import shipping rates effective May 2002.

     During 2000, we experienced a $1.2 million increase in our domestic freight costs because of increased domestic fuel costs. During 2001, we experienced a $0.4 million increase in freight costs compared to 2000 resulting from increased domestic fuel costs. Given the stabilization of fuel costs throughout 2001, we do not expect fuel surcharges to materially affect our domestic freight costs in 2002.

     We may experience disruptions in receiving shipments at our West coast ports because of the possibility of a strike by the International Longshore and Warehouse Union beginning July 1, 2002, the date their current labor agreement expires. We are formulating appropriate contingency plans to minimize the impact that a strike could have on our receiving and distribution operations.

     Minimum Wage. Although our average hourly wage rate is significantly higher than the federal minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs. In February 2000, the U.S. Senate approved a proposal increasing the federal minimum wage by $1.00 per hour over three years. In March 2000, the U.S. House of Representatives approved a proposal increasing the federal minimum wage by $1.00 per hour over two years. No bill was passed into law and the status of this issue in the 2002 Congress is uncertain. If the federal minimum wage were to increase by $1.00 per hour, we believe that our annual payroll expenses would increase by approximately 2.0% to 2.5% of operating expenses unless we realize offsetting cost reductions.

     Leases for Replaced Distribution Centers. We are liable for rent and pass-through costs under leases for now-closed distribution centers whose leases expire at various dates through December 2009. Annual rent and pass-through costs on these facilities are approximately $3.2 million in 2002, $2.2 million in 2003 and 2004, $2.0 in 2005, $1.3 million in 2006 and 2007, $1.0 million in
2008 and $0.7 million in 2009. Certain of these distribution facilities have been subleased under agreements expiring at various dates through June 2008. We have recorded charges for these future obligations for certain of the facilities considering current market conditions and probable sublease income at each location.

     Unless offsetting cost savings are realized, adverse economic factors, including inflation in operating costs, could harm our financial condition and results of operations.

New Accounting Pronouncements

Statements of Financial Accounting Standards No. 141 and 142
     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

     SFAS No. 142, "Goodwill and Other Intangible Assets," establishes accounting standards for intangible assets and goodwill and is effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Application of the non-amortization provisions of SFAS No. 142 is expected to result in a reduction in amortization expense of approximately $2.0 million per year. We performed the first of the required impairment tests of goodwill as of January 1, 2002, to evaluate existing goodwill for impairment upon adoption of SFAS No. 142. Based on the transition impairment tests performed on recorded goodwill and other intangibles, we will not record a cumulative effect of a change in accounting principle in connection with the adoption of the provisions of this standard.

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

Statement of Financial Accounting Standards No. 144
     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 is effective beginning January 1, 2002. Our management does not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes and we do not hold derivative instruments for trading purposes.

Interest Rate Risk
     We have financial instruments that are subject to interest rate risk, consisting of debt and lease obligations issued at variable and fixed rates. Based on amounts outstanding on our fixed rate debt obligations at December 31, 2001, we do not consider our exposure to interest rate risk to be material.

     We use variable-rate debt and variable-rate operating leases to finance certain of our operations and capital improvements. These obligations expose us to variability in interest and rent payments due to changes in interest rates. If interest rates increase, interest and/or rent expense increase. Conversely, if interest rates decrease, interest and/or rent expense also decrease. We believe it is beneficial to limit the variability of our interest and rent payments.

     To meet this objective, we entered into derivative instruments in the form of interest rate swaps to manage fluctuations in cash flows resulting from changes in the variable interest rates on the obligations. The interest rate swaps reduce the interest rate exposure on these variable-rate obligations. Under the interest rate swap, we pay the bank at a fixed rate and receive variable interest at a rate approximating the variable rate on the obligation, thereby creating the economic equivalent of a fixed rate obligation. Under the $19.0 million, $10.0 million and $5.0 million interest rate swaps, no payments are made by parties under the swaps for monthly periods in which the variable interest rate is greater than the predetermined knock-out rate.

     The following table summarizes the financial terms of our interest rate swap agreements and the fair value of each interest rate swap at December 31, 2001:


        Hedging          Receive           Pay             Knockout                            Fair
      Instrument         Variable         Fixed              Rate           Expiration         Value
      ----------         --------         -----              ----           ----------         -----
     $19.0 million         LIBOR           4.88%              7.75%           4/1/09      ($0.7 million)
  interest rate swap

     $10.0 million         LIBOR           6.45%              7.41%           6/2/04      ($0.7 million)
  interest rate swap

     $5.0 million          LIBOR           5.83%              7.41%           6/2/04      ($0.3 million)
  interest rate swap

     $25.0 million         LIBOR           5.43%               N/A           3/12/06      ($0.7 million)
  interest rate swap


Hypothetically, a 1% change in interest rates results in approximately a $0.6 million change in the amount paid or received under the terms of the interest rate swap agreements on an annual basis. Due to many factors, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay or receive to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

Foreign Currency Risk
     Although we purchase most of our imported goods with U.S. dollars, we are subject to foreign currency exchange rate risk relating to payments to suppliers in Euros (formerly Italian lire). When favorable exchange rates exist, we may hedge foreign currency commitments of future payments by purchasing foreign currency forward contracts. On December 31, 2001, we had no contracts outstanding. Less than 1% of our purchases are contracted in Euros, and the market risk exposure relating to currency exchange rate fluctuations is not material.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements              Page

Independent Auditors' Report...........................................     22

Consolidated Balance Sheets as of December 31, 2001 and 2000...........     23

Consolidated Income Statements for the years ended
         December 31, 2001, 2000 and 1999..............................     24

Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 2001, 2000 and 1999..........     25

Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999..............................     26

Notes to Consolidated Financial Statements.............................     27

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Dollar Tree Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated income statements and consolidated statements of shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree Stores, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Norfolk, Virginia
January 24, 2002




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,
                                                                                                ------------
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (In thousands, except
                                                                                                share data)
                                   ASSETS
Current assets:
     Cash and cash equivalents................................................          $ 236,653         $ 181,166
     Merchandise inventories..................................................            296,473           258,687
     Deferred tax asset (Note 3)..............................................              8,877             8,291
     Prepaid expenses and other current assets................................             18,776            29,370
                                                                                          -------           -------

         Total current assets.................................................            560,779           477,514

Property and equipment, net (Notes 4 and 5)...................................            279,011           211,632
Deferred tax asset (Note 3)...................................................              7,436             1,566
Goodwill, net of accumulated amortization (Note 5)............................             38,358            40,376
Other assets, net (Notes 4 and 5).............................................             16,464            15,771
                                                                                          -------           -------

         TOTAL ASSETS.........................................................          $ 902,048         $ 746,859
                                                                                          =======           =======

                     LIABILITIES AND SHAREHOLDERS'EQUITY

Current liabilities:
     Other current liabilities (Note 5).......................................          $  63,656         $  46,906
     Current portion of long-term debt (Note 6)...............................             25,000            25,000
     Current installments of obligations under capital
       leases (Note 4)........................................................              3,865             3,547
     Accounts payable.........................................................             68,653            75,404
     Income taxes payable.....................................................             38,848            23,448
                                                                                          -------           -------

         Total current liabilities............................................            200,022           174,305

Long-term debt, excluding current portion (Note 6)............................             12,000            18,000
Obligations under capital leases, excluding
   current installments (Note 4)..............................................             21,506            25,183
Other liabilities (Notes 7 and 9).............................................             16,784            10,713
                                                                                          -------           -------

         Total liabilities....................................................            250,312           228,201
                                                                                          -------           -------

Shareholders' equity (Notes 2, 7, 8 and 10):
     Common stock, par value $0.01. 300,000,000 shares authorized,
       112, 505,658 shares issued and outstanding at December 31, 2001;
       and 112,046,201 shares issued and outstanding at December 31, 2000.....              1,125             1,121
     Additional paid-in capital...............................................            167,151           156,780
     Accumulated other comprehensive loss.....................................               (378)               --
     Retained earnings........................................................            483,838           360,757
                                                                                          -------           -------

         Total shareholders' equity...........................................            651,736           518,658

Commitments, contingencies and subsequent events
     (Notes 4, 6, 9 and 10)...................................................                 --                --
                                                                                          -------           -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................          $ 902,048         $ 746,859
                                                                                          =======           =======


          See accompanying Notes to Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS



                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                        2001              2000             1999
                                                                        ----              ----             ----
                                                                          (In thousands, except per share data)

Net sales.......................................................     $ 1,987,271      $ 1,688,105       $ 1,351,820
Cost of sales (Note 4)..........................................       1,271,314        1,063,416           854,124
Merger-related costs (Note 2)...................................              --            1,100               443
                                                                       ---------        ---------         ---------

         Gross profit ..........................................         715,957          623,589           497,253
                                                                       ---------        ---------         ---------

Selling, general and administrative expenses (Notes 4 and 9):
     Operating expenses.........................................         458,329          375,316           290,241
     Merger-related expenses (Note 2)...........................              --            3,266               607
     Depreciation and amortization..............................          53,763           41,971            30,809
                                                                       ---------        ---------         ---------

         Total selling, general and
           administrative expenses..............................         512,092          420,553           321,657
                                                                       ---------        ---------         ---------

         Operating income.......................................         203,865          203,036           175,596

Interest income.................................................           3,573            4,266             1,743
Interest expense (Note 6).......................................          (5,464)          (7,817)           (7,429)
Changes in fair value of non-hedging interest
  rate swaps (Note 7)...........................................          (1,723)              --                --
                                                                       ---------        ---------         ---------

         Income before income taxes.............................         200,251          199,485           169,910

Provision for income taxes (Note 3).............................          77,170           77,476            63,333
                                                                       ---------        ---------         ---------

         Income before extraordinary item.......................         123,081          122,009           106,577

Loss on debt extinguishment, net of
  tax benefit of $242...........................................              --              387                --
                                                                       ---------        ---------         ---------

         Net income.............................................         123,081          121,622           106,577

Less: Preferred stock dividends and
         accretion (Note 8).....................................              --            1,413             7,027
                                                                       ---------        ---------         ---------

         Net income available to common shareholders............     $   123,081      $   120,209       $    99,550
                                                                       =========        =========         =========

Pro forma income data (Notes 2 and 8):
     Net income available to common shareholders................     $   123,081      $   120,209       $    99,550
     Pro forma adjustment for
       C corporation income taxes...............................              --               --               505
                                                                       ---------        ---------          --------
     Pro forma net income available
       to common shareholders...................................     $   123,081      $   120,209       $    99,045
                                                                       =========        =========          ========

Basic pro forma income per common share:
     Pro forma income before extraordinary item.................     $      1.10      $      1.16       $      1.01
                                                                       =========        =========          ========
     Pro forma net income.......................................     $      1.10      $      1.16       $      1.01
                                                                       =========        =========          ========

Diluted pro forma income per common share:
     Pro forma income before extraordinary item.................     $      1.09      $      1.08       $      0.92
                                                                       =========        =========          ========
     Pro forma net income.......................................     $      1.09      $      1.08       $      0.92
                                                                       =========        =========          ========

          See accompanying Notes to Consolidated Financial Statements.





                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999


                                                                                              Accumulated
                                                           Common               Additional       Other                      Share-
                                                            Stock     Common      Paid-in    Comprehensive   Retained       holders'
                                                           Shares     Stock       Capital        Loss        Earnings       Equity
                                                           ------     -----       -------        ----        --------       ------
                                                                                      (In thousands)


Balance at December 31, 1998...........................    97,746   $   652    $  55,522      $   --        $ 206,401    $ 262,575
Contribution of Only $One's undistributed
  S corporation earnings...............................        --        --        4,469          --           (4,469)          --
Net income for the year
  ended December 31, 1999..............................        --        --           --          --          106,577      106,577
Shareholder distributions (Notes 2 and 8)..............        --        --           --          --          (60,934)     (60,934)
Issuance of stock under Employee Stock
  Purchase Plan and other plans (Note 10)..............        46        --          838          --               --          838
Exercise of stock options, including
  income tax benefit of $6,278 (Note 10)...............     1,050         7       14,202          --               --       14,209
Accretion to redemption value, amortization
  of discount and accrued dividends of
  cumulative convertible redeemable
  preferred stock (Note 8) ............................        --        --           --          --           (7,027)      (7,027)
                                                          -------     -----      -------       -----          -------      -------

Balance at December 31, 1999...........................    98,842       659       75,031          --          240,548      316,238
Transfer from additional paid-in
  capital for Common Stock dividend....................        --       329         (329)         --               --           --
Net income for the year
  ended December 31, 2000..............................        --        --           --          --          121,622      121,622
Issuance of stock for Dollar Express
  preferred stock (Note 8).............................     3,097        31       40,945          --               --       40,976
Issuance of stock under Employee Stock
  Purchase Plan and other plans (Note 10)..............        41        --        1,151          --               --        1,151
Exercise of stock options, including
  income tax benefit of $16,670 (Note 10)..............     1,752        18       37,629          --               --       37,647
Exercise of common stock warrants (Note 8).............     4,252        43        2,394          --               --        2,437
Conversion of common stock warrants (Note 8)...........     4,062        41          (41)         --               --           --
Accretion to redemption value, amortization
  of discount and accrued dividends of
  cumulative convertible redeemable
  preferred stock (Note 8) ............................        --        --           --          --           (1,413)      (1,413)
                                                          -------     -----      -------       -----          -------      -------

Balance at December 31, 2000...........................   112,046     1,121      156,780          --          360,757      518,658
Net income for the year
  ended December 31, 2001..............................        --        --           --          --          123,081      123,081
Issuance of stock under Employee Stock
  Purchase Plan and other plans (Note 10)..............        91        --        1,555          --               --        1,555
Exercise of stock options, including
  income tax benefit of $2,345 (Note 10)...............       594         6       12,589          --               --       12,595
Repurchase and retirement of common
  shares (Note 8)......................................      (225)       (2)      (3,773)         --               --       (3,775)
Other comprehensive loss (Note 8)......................        --        --           --        (378)              --         (378)
                                                          -------     -----      -------       -----          -------      -------

Balance at December 31, 2001...........................   112,506   $ 1,125    $ 167,151     $  (378)       $ 483,838    $ 651,736
                                                          =======     =====      =======       =====          =======      =======





          See accompanying Notes to Consolidated Financial Statements.




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                2001             2000             1999
                                                                                ----             ----             ----
                                                                                           (In thousands)

Cash flows from operating activities:
     Net income........................................................     $ 123,081         $ 121,622       $ 106,577
                                                                             --------           -------         -------

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization.................................        53,763            41,971          30,809
         Loss on disposal of property and equipment....................         1,726             1,471             692
         Change in fair value of non-hedging interest
           rate swaps .................................................         1,723                --              --
         Extraordinary loss on early extinguishment of debt............            --               629              --
         Provision for deferred income taxes...........................         (6,219)           (3,294)          2,340
         Tax  benefit of stock option exercises........................          2,345            16,670           6,278
         Other non-cash adjustments to net income......................          1,318                --             382
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
              Merchandise inventories..................................       (37,786)          (65,849)        (37,391)
              Prepaid expenses and other current assets................        10,594           (14,782)         (7,488)
              Other assets.............................................          (936)             (987)            449
              Accounts payable.........................................        (6,751)            3,654          13,754
              Income taxes payable.....................................        15,400            (5,745)          7,840
              Other current liabilities................................        16,750            10,710           3,839
              Other liabilities........................................         3,718             1,195             474
                                                                             --------           -------         -------
                  Net cash provided by operating activities............       178,726           107,265         128,555
                                                                             --------           -------         -------

Cash flows from investing activities:
     Acquisition, net of cash acquired.................................            --                --            (320)
     Capital expenditures..............................................      (121,566)          (95,038)        (55,013)
     Proceeds from sale of property and equipment......................            98               271             172
                                                                             --------           -------         -------
                  Net cash used in investing activities................      (121,468)          (94,767)        (55,161)
                                                                             --------           -------         -------

Cash flows from financing activities:
     Distributions paid................................................            --                --         (60,934)
     Proceeds from long-term debt......................................            --                --          22,500
     Proceeds from revolving credit facilities.........................        82,000            74,700          48,600
     Repayment of long-term debt and facility fees.....................        (6,239)          (27,708)         (1,966)
     Repayment of revolving credit facilities..........................       (82,000)          (81,200)        (46,100)
     Proceeds from sale-leaseback transaction..........................            --                --          21,605
     Principal payments under capital lease obligations................        (3,562)           (3,274)         (1,151)
     Proceeds from issuance of preferred stock and
       common stock put warrants.......................................            --                --          32,156
     Proceeds from stock issued pursuant to
       stock-based compensation plans .................................        11,805            24,563           8,769
     Repurchase of common stock (Note 8)...............................        (3,775)               --              --
                                                                             --------           -------         -------
                  Net cash provided by (used in)
                    financing activities...............................        (1,771)          (12,919)         23,479
                                                                             --------           -------         -------

Net increase(decrease) in cash and cash equivalents....................        55,487              (421)         96,873
Cash and cash equivalents at beginning of year.........................       181,166           181,587          84,714
                                                                             --------           -------         -------

Cash and cash equivalents at end of year...............................     $ 236,653         $ 181,166       $ 181,587
                                                                             ========           =======         =======

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest ......................................................     $  5,144          $   7,315       $   6,821
                                                                             =======            =======         =======
        Income taxes...................................................     $ 65,688          $  65,597       $  46,640
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


          See accompanying Notes to Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Dollar Tree Stores, Inc. (DTS or the Company) owns and operates 1,963 discount variety retail stores that sell substantially all items for $1.00 or less. The Company's stores operate under the names of Dollar Tree, Dollar Express, Dollar Bills, Only One Dollar and Only $One. Our stores average approximately 6,475 gross square feet. The Company also operates 12 multi-price point stores that operate under the name Spain's Cards & Gifts and these stores represent less than 1% of total net sales.

     The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania and Georgia. Most of the Company's stores are located in the eastern half of the United States and California. The Company's merchandise includes housewares, candy and food, seasonal goods, health and beauty care, toys, party goods, gifts, stationery and other consumer items. Approximately 45% of the Company's merchandise is directly imported, primarily from China.

Principles of Consolidation

     The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 2001 and 2000 includes $219,635 and $161,495, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Merchandise Inventories

     Merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis. Cost is assigned to store inventories using the retail inventory method, determined on a FIFO basis. Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $15,707 and $13,129 at December 31, 2001 and 2000, respectively.

Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

     Buildings..................................         39 years
     Furniture, fixtures and equipment..........         3 to 7 years
     Transportation vehicles....................         4 to 6 years

     Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or terms of the related leases, whichever is shorter. The amortization is included in "depreciation and amortization" on the consolidated income statements.

     Costs incurred related to software developed for internal use are capitalized and amortized over three years. Costs capitalized include those incurred in the application development stage as defined in Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2001 and 1999, the Company recorded charges of $1,400 and $151, respectively, to write-down certain assets. These charges are recorded as a component of "operating expenses" in the consolidated income statements.

Goodwill

     Goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 to 25 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, the Company ceased amortization of goodwill effective January 1, 2002.

Financial Instruments

     The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. By entering into receive-variable, pay-fixed interest rate swaps, the Company limits its exposure to changes in variable interest rates. The Company is exposed to credit related losses in the event of non-performance by the counterparty to the interest rate swaps; however, the counterparties are major financial institutions, and the risk of loss due to non-performance is considered remote. Interest rate differentials paid or received on the swap are recognized as adjustments to interest expense or rent expense in the period earned or incurred. The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis.

     Prior to the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the fair value of the interest rate swaps was not recorded in the Company's balance sheet because they met the requirements for hedge accounting treatment prior to the implementation of SFAS No. 133.

     Effective January 1, 2001, the Company adopted SFAS No. 133. This statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company's three interest rate swaps in effect at January 1, 2001 do not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133. As a result, the interest rate swaps were recorded at their fair values in the consolidated balance sheet on January 1, 2001 as a component of other liabilities (see Note 7). Subsequent changes in the fair value of these non-hedging interest rate swaps are recorded currently in earnings as a component of "other expense." Changes in the fair value of the interest rate swaps are recorded as "change in the fair value of non-hedging interest rate swaps" in the statements of cash flows. Upon termination of these non-hedging interest rate swaps, the remaining asset or liability, if any, will be removed from the consolidated balance sheet.

     The Company is party to one interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133. Accordingly, changes in the fair value of the interest rate swap are reported in the consolidated balance sheets as a component of "accumulated other comprehensive income." These amounts are subsequently reclassified into earnings as a yield adjustment in the period in which the related interest on the variable rate obligations affects earnings. If the swap is terminated prior to its expiration date, the amount recorded in accumulated other comprehensive income will be recorded as a yield adjustment over the term of the forecasted transaction.

     The Company enters into foreign exchange forward contracts to hedge off-balance sheet foreign currency denominated purchase commitments from suppliers. The contracts are exclusively for Euros (formerly Italian lire), which account for less than 1% of the Company's purchases. The terms of these contracts are generally less than three months. Gains and losses on these contracts are not recognized until included in the measurement of the related foreign currency transaction. There were no open foreign exchange contracts at December 31, 2001 and 2000.

Cost of Sales

     The Company includes the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.
As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure only requirements of SFAS No. 123.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain 2000 and 1999 amounts have been reclassified for comparability with the 2001 financial statement presentation.

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

NOTE 3 - INCOME TAXES

     Total income taxes for the years ended December 31, 2001, 2000 and 1999 were allocated as follows:

                                                                                2001           2000          1999
                                                                                ----           ----          ----

     Income from continuing operations.................................      $ 77,170       $ 77,476       $ 63,333
     Extraordinary item................................................            --           (242)            --
     Accumulated other comprehensive income, marking
       derivative financial instruments to fair value..................          (237)            --             --
     Stockholders' equity, tax benefit on exercise of
       stock options...................................................        (2,345)       (16,670)        (6,278)
                                                                               ------         ------         ------
                                                                             $ 74,588       $ 60,564       $ 57,055
                                                                               ======         ======         ======


     The provision for income taxes from continuing operations for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                                                                2001           2000          1999
                                                                                ----           ----          ----

     Federal - Current.................................................      $ 71,504       $ 69,330       $ 52,093
     Federal - Deferred................................................        (5,339)        (2,827)         3,856
     Federal - S corporation to C corporation conversion...............            --             --         (1,700)
     State - S corporation to C corporation conversion.................            --             --           (524)
     State - Current...................................................        11,885         11,440          8,900
     State - Deferred..................................................          (880)          (467)           708
                                                                               ------         ------         ------
                                                                             $ 77,170       $ 77,476       $ 63,333
                                                                               ======         ======         ======


     A reconciliation of the statutory federal income tax rate and the effective rate for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                                2001           2000          1999
                                                                                ----           ----          ----

     Statutory tax rate................................................         35.0%           35.0%         35.0%
       Effect of:
       State and local income taxes, net of
         federal income tax benefit....................................          3.6             3.6           3.7
       Other, net .....................................................         (0.1)            0.2           0.2
       Only $One and Dollar Express S corporation income...............           --              --          (0.3)
       Conversion of Dollar Express from S corporation to
         C corporation.................................................           --              --          (1.3)
                                                                                ----            ----          ----
             Effective tax rate........................................         38.5%           38.8%         37.3%
                                                                                ====            ====          ====


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the consolidated balance sheet based on the classification of the underlying asset or liability. Significant components of the Company's net deferred tax assets as of December 31, 2001 and 2000 are as follows:

                                                                                   2001           2000
                                                                                   ----           ----
     Deferred tax assets:
       Accrued expenses and other liabilities..........................         $ 15,899        $  8,658
       Inventories.....................................................            2,862           3,398
       Property and equipment..........................................            1,674           1,023
       Other...........................................................              587             867
                                                                                  ------          ------
         Total deferred tax assets.....................................           21,022          13,946
                                                                                  ======          ======

     Deferred tax liabilities:
       Intangible assets...............................................           (3,049)         (2,801)
       Deferred compensation...........................................           (1,300)           (977)
       Other...........................................................             (360)           (311)
                                                                                  ------          ------
         Total deferred tax liabilities................................           (4,709)         (4,089)
                                                                                  ------          ------

         Net deferred tax asset........................................         $ 16,313        $  9,857
                                                                                  ======          ======





     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to 2001, 2000 and 1999 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the existing net deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

     Future minimum lease payments under noncancelable store, distribution center and former corporate headquarters operating leases (including leases with related parties) and the present value of future minimum capital lease payments as of December 31, 2001 are as follows:

                                                            Capital    Operating
                                                            Leases       Leases
                                                            ------       ------
Year ending December 31:
     2002................................................ $  5,991     $ 126,206
     2003................................................    5,895       118,081
     2004................................................    6,440       103,971
     2005................................................    7,864        82,839
     2006................................................    5,769       141,050
     Thereafter..........................................       21        85,752
                                                            ------       -------
Total minimum lease payments.............................   31,980     $ 657,899
                                                            ------       =======
Less amount representing interest
  (at an average rate of approximately 9%)...............    6,609
                                                            ------
Present value of net minimum capital lease payments......   25,371
Less current installments of obligations under
  capital leases.........................................    3,865
                                                            ------
Obligations under capital leases, excluding current
  installments........................................... $ 21,506
                                                            ======

     The above future minimum lease payments include amounts for leases that were signed prior to December 31, 2001 for stores that were not open as of December 31, 2001. Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by future minimum sublease rentals of $8,126 under operating leases.

     Included in property and equipment at December 31, 2001 and 2000 are leased furniture and fixtures and transportation vehicles, excluding sale-leaseback assets, with a cost of $3,822 and $3,964 and accumulated depreciation of $2,074 and $1,818 at December 31, 2001 and 2000, respectively.

Sale-Leaseback Transaction

     On September 30, 1999, the Company sold certain retail store leasehold improvements to an unrelated third party and leased them back for a period of seven years. The Company has an option to purchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. This transaction is being accounted for as a financing arrangement. The total amount of the lease obligation is $23.4 million at December 31, 2001. The lease agreement includes financial covenants that are not more restrictive than those of existing loan agreements. As part of the transaction, the Company received proceeds of $20,880, net of financing costs, and an $8,120 11% note receivable, which matures in September 2006 and is included in "other assets, net." The future minimum lease payments related to the capital lease obligation are included in the five-year schedule above.

Operating Lease Agreements

Minimum and Contingent Rentals
     Rental expense for store, distribution center and former corporate headquarters operating leases (including payments to related parties) included in the accompanying consolidated income statements for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                          2001              2000           1999
                                          ----              ----           ----

     Minimum rentals..................  $ 121,645        $ 95,600       $ 78,780
     Contingent rentals...............      1,067           1,876          1,613
                                          -------          ------         ------
       Total..........................  $ 122,712        $ 97,476       $ 80,393
                                          =======          ======         ======

Distribution Centers
     Effective March 12, 2001, the Company entered into an operating lease facility (the Lease Facility) with its banks. The Lease Facility provides for, among other things: (1) a $165,000 operating lease facility, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and (2) an annual facilities fee, calculated as a percentage of the amount available under the facility and annual administrative fee payable quarterly. The Lease Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. Approximately $113,000 is committed to the Savannah, Briar Creek and Stockton distribution centers.

     Under this type of agreement, an unrelated third party in the form of a special purpose entity, borrows funds under a construction agreement, purchases the property, pays for the construction costs and subsequently leases the facility to the Company. These agreements are typically referred to as synthetic leases. The lease provides for a residual value guarantee and includes a purchase option based on the outstanding property costs plus any unpaid interest and rents under the lease agreement. Each reporting period, the Company estimates its liability under the residual value guarantee and, if necessary, records additional rent expense on a straight-line basis over the remaining lease term. No liability was recorded as of December 31, 2001 and 2000. The total estimated residual value guarantee is included in the operating lease commitments in 2006.

Non-operating Facilities
     The Company is responsible for payments under leases for former distribution centers. The leases for the facilities expire at various dates through December 2009. The Company receives sublease income on certain of the vacated facilities under agreements expiring through June 2008. The accruals recorded in connection with the closed distribution centers are adjusted quarterly for changes in market conditions. Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded a $974 charge in 1999 and a $1,160 charge in 2001. The total accrual for these vacated facilities was $2,557 and $990 at December 31, 2001 and 2000, respectively.

Related Parties
     The Company also leases properties for six of its stores, its former corporate headquarters and distribution center in Norfolk, and the Philadelphia office and warehouse from partnerships owned by related parties. The total rental payments related to these leases were $1,782, $2,051, and $2,094 for the years ended December 31, 2001, 2000 and 1999, respectively.

Management Advisory Services

     The Company has a financial and management advisory service agreement with one of its non-employee shareholders. The agreement provides for the payment of $200 annually over the term of the agreement. The agreement is terminable by vote of the Company's Board of Directors. During each of the years ended December 31, 2001, 2000 and 1999, the Company paid $200 under this agreement.

Purchase Contract

     During 1996, the Company entered into a purchase agreement with a vendor, which committed the Company to purchase a minimum of $39,462 in vendor products by April 2003, of which $11,846 had been purchased through December 31, 2000. In June 2001, the Company terminated the agreement and recognized a $1,600 gain related to the unamortized portion of the payment received upon commencement of the contract.

Freight Services

     The Company has contracted outbound freight services from various contract carriers with contracts expiring through August 2003. The total amount of these commitments is approximately $12,600, of which approximately $11,100 is committed in 2002 and $1,500 is committed in 2003.

Financial Guarantees

     As of December 31, 2001, the Company has issued a guarantee for $20,000 that is used by one of the Company's suppliers as collateral. The guarantee is secured by letters of credit totaling $20,000 that expire in 2003.

Surety Bonds

     The Company has issued various surety bonds that primarily serve as collateral for our high deductible insurance programs. The total amount of the commitment is approximately $14,600, of which approximately $10,700 is committed through various dates in 2002 and $3,900 is committed through various dates in 2003.

Contingencies

     The Company has contingent liabilities related to legal proceedings and other matters arising from the normal course of operations. Management does not expect that amounts, if any, which may be required to satisfy such contingencies will be material in relation to the accompanying consolidated financial statements.

NOTE 5 - BALANCE SHEET COMPONENTS

Goodwill and Intangible Assets

Non-compete Agreements
     The Company issued options to certain former shareholders of an acquired entity in exchange for non-competition agreements and a consulting agreement. These assets are being amortized over the legal term of the individual agreements, which is generally over a ten-year period. At December 31, 2001 and 2000, the carrying value of these agreements is $2,965 and $3,448, respectively, which is net of $1,448 and $965, respectively, of accumulated amortization, and is included in other assets in the consolidated balance sheets. These intangible assets will continue to be amortized over their remaining legal term in accordance with SFAS No. 142, which was adopted effective January 1, 2002.

Goodwill
     Accumulated amortization relating to goodwill was approximately $11,629 and $9,611 at December 31, 2001 and 2000, respectively.

Property and Equipment, Net

     Property and equipment, net as of December 31, 2001 and 2000 consists of the following:

                                                                           2001              2000
                                                                           ----              ----

     Land......................................................         $   8,059        $   8,051
     Buildings.................................................            31,281           31,281
     Improvements..............................................           144,784          100,953
     Furniture, fixtures and equipment.........................           229,669          174,498
     Transportation vehicles...................................             4,134            4,296
     Construction in progress..................................            25,754           16,600
                                                                          -------          -------
         Total property and equipment..........................           443,681          335,679

     Less accumulated depreciation and amortization............           164,670          124,047
                                                                          -------          -------

         Total.................................................         $ 279,011        $ 211,632
                                                                          =======          =======


Other Current Liabilities

     Other current liabilities as of December 31, 2001 and 2000 consists of the following:

                                                                            2001             2000
                                                                            ----             ----

     Compensation and benefits.................................          $ 20,398         $ 14,977
     Taxes (other than income taxes)...........................            26,129           23,685
     Insurance.................................................            14,354            6,606
     Other.....................................................             2,775            1,648
                                                                           ------           ------

         Total  ...............................................          $ 63,656         $ 46,906
                                                                           ======           ======


NOTE 6 - LONG-TERM DEBT

     Long-term debt as of December 31, 2001 and 2000 consists of the following:

                                                                                 2001                 2000
                                                                                 ----                 ----

     7.29% unsecured Senior Notes, interest payable semiannually on
       April 30 and October 30, principal payable $6,000 per year
       beginning April 2000 and maturing April 2004......................      $ 18,000            $ 24,000

     Demand Revenue Bonds, interest payable monthly at a variable rate which was 2.2% at December 31, 2001, principal payable on demand,
       otherwise beginning June 2006 and maturing June 2018..............        19,000              19,000
                                                                                 ------              ------

          Total long-term debt...........................................        37,000              43,000
     Less current portion................................................        25,000              25,000
                                                                                 ------              ------
          Long-term debt, excluding current portion......................      $ 12,000            $ 18,000
                                                                                 ======              ======

     Maturities of long-term debt are as follows: 2002 - $25,000; 2003 - $6,000; 2004 - $6,000.

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

Demand Revenue Bonds

     On May 20, 1998, the Company entered into a Loan Agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19,000 to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's distribution facility in Olive Branch, Mississippi. The Bonds do not contain a prepayment penalty as long as the interest rate remains variable. The Bonds are secured by a $19,300 letter of credit issued by one of the Company's existing lending banks. The letter of credit is renewable annually. The Letter of Credit and Reimbursement Agreement requires, among other things, the maintenance of certain specified ratios and restricts the payment of dividends. The Bonds contain a demand provision and, therefore, are classified as current liabilities.

Revolving Credit Facility

     In March 2001, the Company entered into a Revolving Credit Facility with its banks (the Revolver Agreement). The Revolver Agreement provides for, among other things: (1) a $50,000 revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, and annual administrative fee payable quarterly. Effective March 2002, the Company extended its existing Revolving Credit Facility through May 31, 2002.

     The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Revolver Agreement matures on March 11, 2002.

Letters of Credit

     In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement. The agreement provides $125,000 for letters of credit, which are generally issued for the routine purchase of imported merchandise.

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and other liabilities (excluding derivative financial instruments disclosed below) approximate fair value because of the short maturity of these instruments.

     The carrying value of the Company's variable-rate and fixed-rate long-term debt approximates its fair value. The fair value is estimated by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities.

     It is not practicable to estimate the fair value of our outstanding commitments and guarantees without unreasonable cost.

     The fair value of the interest rate swaps (see Note 7) are the estimated amounts the Company would receive or pay to terminate the agreements as of the reporting date. The fair values of the interest rate swaps at December 31, 2001 and 2000 are as follows:

                                                       2001            2000
                                                  Receive/(Pay)    Receive/(Pay)
                                                  -------------    -------------

     $19,000 interest rate swap..............       $(682)            $ 338
     $10,000 interest rate swap..............        (663)             (208)
     $5,000 interest rate swap...............        (263)              (15)
     $25,000 interest rate swap..............        (744)               --

The fair values of the interest rate swaps are included in other liabilities in the consolidated balance sheets.

NOTE 7 - Derivative Financial Instruments

     The fair value of interest rate swaps is approximately $2,352 and is recorded in "other liabilities" on the consolidated balance sheets.

Non-hedging Derivatives

     The Company is party to three derivative instruments in the form of interest rate swaps that do not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133. These interest rate swaps do not qualify for hedge accounting because each instrument contains a knock-out provision. The swaps create the economic equivalent of fixed rate obligations by converting the variable interest rates to fixed rates. Under these interest rate swaps, the Company pays interest to a financial institution at fixed rates as defined in each agreement. In exchange, the financial institution pays the Company at variable interest rates, which approximate the floating rates on the variable rate obligations, excluding the credit spreads. The interest rates on the swap are subject to adjustment monthly. No payments are made by either party for months in which the variable interest rates, as calculated under the swap agreements, are greater than the "knock-out rate." The following table summarizes the terms of each interest rate swap:

         Derivative        Origination     Expiration     Pay Fixed    Knockout
         Instrument           Date            Date          Rate         Rate
         ----------           ----            ----          ----         ----

     $19.0 million swap      4/1/99          4/1/09         4.88%        7.75%
     $10.0 million swap      9/8/00          6/2/04         6.45%        7.41%
      $5.0 million swap     12/20/00         6/2/04         5.83%        7.41%

The $19.0 million swap reduces the Company's exposure to the variable interest rate related to the Demand Revenue Bonds (see Note 6). The $10.0 and $5.0 million swaps reduce the Company's exposure to interest rate fluctuations on a portion of the Company's variable-rate operating leases (see Note 4).

Hedging Derivatives

     The Company is party to one derivative instrument in the form of an interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133.

     On April 12, 2001, the Company entered into a $25.0 million interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of the Company's variable-rate operating leases. The swap creates the economic equivalent of a fixed rate lease by converting the variable interest rate to a fixed rate. Under this agreement, the Company pays interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the lease agreement, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly consistent with the interest rate adjustment on the operating lease facility. The swap is effective through March 2006.

NOTE 8 - SHAREHOLDERS' EQUITY

Unattached Warrants

     The Company issued unattached warrants to purchase 4,188,675 shares of Common Stock on September 30, 1993 for $0.12 per warrant and unattached warrants to purchase 4,188,675 shares of Common Stock on February 22, 1994 for $0.12 per warrant to certain Company shareholders.

     On August 2, 2000, certain Company shareholders exercised 4,252,152 warrants at an exercise price of $0.57 per share. Effective December 4, 2000, the Company effected a Recapitalization wherein the remaining 4,125,198 warrants were canceled and the warrant holders were issued 4,062,479 shares of common stock. As a result, the Company has no outstanding warrants at December 31, 2001 or 2000.

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at December 31, 2001 and 2000.

Stock Dividends

     On May 25, 2000, the Board of Directors authorized a stock dividend, payable June 19, 2000 to shareholders of record as of June 12, 2000, whereby the Company issued one-half share for each outstanding share of Common Stock. All share and per share data in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect this dividend, which has the effect of a 3-for-2 stock split.

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

     The accretion of preferred stock to redemption value represented the pro rata portion of the change in redemption value of the preferred stock from its initial value at the date of issuance to May 5, 2000. The costs of $2,844 associated with issuing the preferred stock and the discount of $3,013 related to the value of the detachable common stock put warrants were recorded as discounts on the preferred stock. The redemption value adjustments were being accreted and the discounts were being amortized over a five-year period from the date of issuance. As a result of the merger with Dollar Express, the book value of the preferred stock and common stock put warrants were credited to additional paid-in capital during the second quarter of 2000.

     Dollar Express issued 416,667 detachable common stock put warrants to the holders of the cumulative convertible redeemable preferred stock to purchase shares of Dollar Express's common stock. The warrants were terminated upon consummation of the merger.

     In connection with the recapitalization, Dollar Express distributed $59,524 to the former owners of Dollar Express.

Pro Forma Net Income Per Common Share

     The following table sets forth the calculation of pro forma basic and diluted net income per common share:

                                                                           2001            2000           1999
                                                                           ----            ----           ----

     Pro forma basic income before extraordinary item per common share:
         Income before extraordinary item........................        $ 123,081      $ 122,009      $ 106,577
         Less: Preferred stock dividends and accretion...........               --          1,413          7,027
                                                                           -------        -------        -------
         Income before extraordinary item available
           to common shareholders................................          123,081        120,596         99,550
         Pro forma adjustment for C corporation
           income taxes..........................................               --             --            505
                                                                           -------        -------        -------
         Pro forma income before extraordinary item
           available to common shareholders......................        $ 123,081      $ 120,596      $  99,045
                                                                           =======        =======        =======
         Weighted average number of common shares
           outstanding...........................................          112,238        103,972         98,435
                                                                           =======        =======        =======
         Pro forma basic income before extraordinary
           item per common share.................................        $    1.10      $    1.16      $    1.01
                                                                           =======        =======        =======






                                                                           2001            2000           1999
                                                                           ----            ----           ----
     Pro forma diluted income before extraordinary item per common share:
         Pro forma income before extraordinary item

           available to common shareholders......................        $ 123,081      $ 120,596      $  99,045
                                                                           =======        =======        =======
         Weighted average number of common shares
           outstanding...........................................          112,238        103,972         98,435
         Dilutive effect of stock options and warrants
           (as determined by applying the treasury
           stock method).........................................              752          7,837          9,525
                                                                           -------        -------        -------
         Weighted average number of common shares and
           dilutive potential common shares
           outstanding...........................................          112,990        111,809        107,960
                                                                           =======        =======        =======
         Pro forma diluted income before extraordinary
           item per common share.................................        $    1.09      $    1.08      $    0.92
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

     At December 31, 2001 and 2000, respectively, 731,304 and 164,411 stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

Comprehensive Income

     The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

                                                                             Year ended December 31,
                                                                             -----------------------
                                                                       2001            2000          1999
                                                                       ----            ----          ----

     Net income........................................             $ 123,081       $ 121,622      $ 106,577
     Cumulative effect of change
       in accounting for derivative
       financial instruments (net of
       $44 tax expense)................................                   70              --             --
     Fair value adjustment - derivative
       hedging instruments (net of tax
       benefit of $287)................................                 (457)             --             --
     Amortization of SFAS No. 133
       cumulative effect (net of $6 tax
       expense)........................................                    9              --             --
                                                                      -------         -------        -------
         Total comprehensive income....................             $ 122,703       $ 121,622      $ 106,577
                                                                      =======         =======        =======

The cumulative effect recorded in "accumulated other comprehensive loss" is being amortized over the remaining lives of the related interest rate swaps.

Share Repurchase Program

     The Company's Board of Directors authorized the repurchase of up to $100,000 of the Company's common stock in connection with the Securities and Exchange Commission's (SEC) Emergency Relief Order issued immediately following the terrorist attacks on September 11, 2001. Pursuant to this program, the Company repurchased and retired 225,000 shares of common stock for approximately $3,800. The Company's limited share repurchase plan expired concurrently with the expiration of the SEC's Exemptive Order on October 12, 2001. The Company had previously been unable to enter into a formal repurchase program because of its merger with Dollar Express, Inc. on May 5, 2000, which was accounted for as a pooling of interests.

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

     Contributions to and reimbursements by the Company of expenses of the plans included in the accompanying consolidated income statements for the years ended December 31 were as follows:

                2001................................         $ 8,914
                2000................................           7,041
                1999................................           5,413

Deferred Compensation Plan

     The Company adopted a deferred compensation plan in 2000 providing certain highly compensated employees and executives the ability to defer a portion of their base compensation and bonuses and earn interest on their deferred amounts. The plan is an unfunded nonqualified plan; however, the Company may make discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. Total participant deferrals were approximately $557 and $390, respectively, at December 31, 2001 and 2000, and are included in "other liabilities" in the consolidated balance sheet. The Company made no discretionary contributions in 2001 or 2000.

NOTE 10 - STOCK-BASED COMPENSATION PLANS

     At December 31, 2001, the Company has five stock-based compensation plans. Each plan and the accounting method are described below.

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

     Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 247,500 shares were granted to five former officers of 98 Cent Clearance Center who were serving as employees or consultants of the Company following the merger. The options were granted as consideration for entering into non-competition agreements and a consulting agreement. The exercise price of each option equals the market price of the Company's stock at the date of grant, and the options' maximum term is ten years. Options granted under the Special Plan vest over a five-year period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                2001        2000         1999
                                                ----        ----         ----

     Expected term in years.................       6           6            8
     Expected volatility....................    63.0%       61.6%        52.7%
     Annual dividend yield..................      --          --           --
     Risk-free interest rate................     4.9%        5.2%         6.6%


     The following tables summarize the Company's various option plans as of December 31, 2001, 2000 and 1999, and for the years then ended and information about fixed options outstanding at December 31, 2001:

                                                                       Stock Option Activity
                                         ------------------------------------------------------------------------------------
                                                  2001                          2000                           1999
                                         -----------------------       ------------------------       -----------------------
                                                       Weighted                      Weighted                       Weighted
                                                        Average                       Average                        Average
                                                       Per Share                     Per Share                      Per Share
                                                       Exercise                      Exercise                       Exercise
                                         Shares          Price         Shares          Price           Shares         Price
                                         ------          -----         ------          -----           ------         -----
Outstanding at
   beginning of year.............        5,091,120      $ 21.02        5,288,463      $ 16.86         4,876,365     $ 14.33
Granted..........................        1,527,250        17.67        1,935,973        24.87         1,697,847       19.05
Exercised........................         (593,597)       17.33       (1,751,957)       12.00        (1,050,432)       7.55
Forfeited .......................         (340,946)       22.66         (381,359)       23.56          (235,317)      21.05
                                         ---------                     ---------                      ---------
Outstanding at
   end of year...................        5,683,827        20.39        5,091,120        21.02         5,288,463       16.86
                                         =========                     =========                      =========

Options exercisable
   at end of year................        2,713,081        20.04        1,904,127        17.07         2,212,093       12.07
                                         =========                     =========                      =========

Weighted average fair
   value of options
   granted during the
   year..........................                       $ 11.00                       $ 15.37                       $ 12.56



                                                                Stock Options Outstanding and Exercisable
                                  --------------------------------------------------------------------------------------------
                                                      Options Outstanding                             Options Exercisable
                                  ----------------------------------------------------        --------------------------------
                                                         Weighted
                                       Number               Average          Weighted             Number             Weighted
Range of                             Outstanding           Remaining          Average           Exercisable           Average
Exercise                           at December 31,        Contractual        Exercise         at December 31,        Exercise
Prices                                  2001                 Life             Price                2001                Price
------                                  ----                 ----             -----                ----                -----

$0.86......................              50,516               (1)             $  0.86               50,516             $  0.86
$2.96 to $5.96.............             124,883             3.4 years            4.29              124,883                4.29
$6.76 to $9.94.............             373,922             4.9 years            9.80              373,922                9.80
$10.80 to $19.50...........           2,146,648             8.4 years           17.69              505,114               18.29
$20.66 to $24.75...........           2,256,554             7.6 years           23.13            1,216,168               23.07
$25.53 to $42.57...........             731,304             7.6 years           29.41              442,478               29.01
                                      ---------                                                  ---------

$0.86 to $42.57............           5,683,827                                                  2,713,081
                                      =========                                                  =========

(1) Represent options granted under the SOP in 1993 and 1994. These options have no expiration date.

Employee Stock Purchase Plan

     Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 759,375 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 277,929 shares as of December 31, 2001.

     The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


     Expected term .........................      3 months
     Expected volatility....................      23% to 72%
     Annual dividend yield..................      --
     Risk-free interest rate................      2.44% to 6.20% (annualized)

     The weighted average per share fair value of those purchase rights granted in 2001, 2000 and 1999 was $3.98, $7.00 and $4.59, respectively.


Accounting Method
     If the accounting provisions of SFAS No. 123 had been adopted, the Company's pro forma net income available to common shareholders and pro forma net income per common share would have been reduced to the pro forma amounts indicated in the following table:

                                                                           2001            2000           1999
                                                                           ----            ----           ----
     Pro forma net income available to common shareholders:
         As reported..............................................       $ 123,081      $ 120,209      $  99,045
                                                                           =======        =======        =======

         Pro forma for SFAS No. 123...............................       $ 111,664      $ 106,372      $ 106,372
                                                                           =======        =======        =======
     Pro forma basic net income per common share:
         As reported..............................................       $    1.10      $    1.16      $    1.01
                                                                           =======        =======        =======

         Pro forma for SFAS No. 123...............................       $    0.99      $    1.02      $    0.90
                                                                           =======        =======        =======

     Pro forma diluted net income per common share:
         As reported..............................................       $    1.09      $    1.08       $    0.92
                                                                           =======        =======         =======

         Pro forma for SFAS No. 123...............................       $    0.99      $    0.94      $    0.82
                                                                           =======        =======        =======

     These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options' vesting periods and because additional options may be granted in future years.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following table sets forth certain items from the Company's unaudited income statements for each quarter of 2001 and 2000. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

                                                               First         Second       Third        Fourth
                                                              Quarter        Quarter     Quarter       Quarter
                                                              -------        -------     -------       -------
                                                                (In thousands, except store and per share data)

2001:
     Net sales..........................................      $ 387,319    $ 440,361    $ 444,745    $ 714,846
     Gross profit.......................................        131,461      157,087      154,295      273,114
     Operating income...................................         17,939       35,245       25,820      124,861
     Net income.........................................         10,783       21,658       14,552       76,088
     Diluted net income per
       common share.....................................           0.10         0.19         0.13         0.67
     Stores open at end of quarter......................          1,781        1,863        1,935        1,975
     Comparable store net sales increase (2)............             --        (2.7%)       (0.1%)        1.5%
                                                               First         Second       Third        Fourth
                                                              Quarter      Quarter(1)    Quarter       Quarter
                                                              -------      ---------     -------       -------
                                                                (In thousands, except store and per share data)


2000:
     Net sales..........................................      $ 327,111    $ 384,503    $ 377,318    $ 599,173
     Gross profit.......................................        113,573      136,945      138,990      234,081
     Operating income...................................         23,219       36,426       36,329      107,062
     Net income available to
       common shareholders..............................         12,876       20,811       21,850       64,672
     Diluted net income per
       common share.....................................           0.12         0.19         0.19         0.57
     Stores open at end of quarter......................          1,565        1,634        1,677        1,729
     Comparable store net sales increase (2)............           3.0%        14.3%         5.3%         2.0%

(1) Included in gross profit is $1,100 of merger-related costs. Included in operating income is $1,100 of merger-related costs and $3,266 of merger-related expenses.

(2)  Easter was observed on April 15, 2001; April 23, 2000; and April 4, 1999.


<

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 30, 2002, under the caption "Election of Directors."

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 21 of this Form 10-K.

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

(b)  The following reports on Form 8-K were filed since September 30, 2001:

     1. Report on Form 8-K, filed January 25, 2002, included the earnings results for the quarter and year ended December 31, 2001.

     2. Report on Form 8-K, filed October 26, 2001, included a press release regarding earnings for the third quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    DOLLAR TREE STORES, INC.


DATE: March 12, 2002                  By:  /s/ Macon F. Brock, Jr.
                                          -------------------------------------
                                          Macon F. Brock, Jr.
                                          Chairman of the Board, Chief Executive
                                          Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                       Title                                 Date
     ---------                       -----                                 ----



/s/ Macon F. Brock, Jr.
---------------------------
Macon F. Brock, Jr.             Chairman and Chief Executive            March 12, 2002
                                Officer; Director (principal
                                executive officer)


/s/ John F. Megrue
---------------------------
John F. Megrue                  Vice Chairman; Director                 March 12, 2002


/s/ J. Douglas Perry
---------------------------
J. Douglas Perry               Chairman Emeritus; Director              March 12, 2002


/s/ H. Ray Compton
---------------------------
H. Ray Compton                 Executive Vice President; Dire           March 12, 2002



/s/ Frederick C. Coble
---------------------------
Frederick C. Coble              Chief Financial Officer                 March 12, 2002
                               (principal financial and
                                accounting officer)


/s/ Frank Doczi
---------------------------
Frank Doczi                      Director                               March 12, 2002


/s/ Richard G. Lesser
---------------------------
Richard G. Lesser                 Director                              March 12, 2002


/s/ Thomas A. Saunders, III
---------------------------
Thomas A. Saunders, III           Director                              March 12, 2002


/s/ Alan L. Wurtzel
---------------------------
Alan L. Wurtzel                   Director                              March 12, 2002



                                Index to Exhibits


3.   Articles and Bylaws
     -------------------

     3.1 Third Restated Articles of Incorporation of Dollar Tree Stores, Inc.(the Company), as amended (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 incorporated herein by this reference)

     3.2 Second Restated Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-88502, incorporated herein by this reference)

21.  Subsidiaries of the Registrant
     ------------------------------

     21.1     Subsidiaries

23.  Consents of Experts and Counsel
     -------------------------------

     23.1     Independent Auditors' Consent