Form 10-Q
period 2002-03-31
DOLLAR TREE STORES INC
filed 2002-05-13
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2002


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

                           Yes (X)                   No ( )

As of May 9, 2002, there were 113,622,890 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                           Page

Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
          March 31, 2002 and December 31, 2001..............................  3

         Condensed Consolidated Income Statements
          Three months ended March 31, 2002 and 2001........................  4

         Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2002 and 2001........................  5

         Notes to Condensed Consolidated Financial Statements...............  6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  9

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

Item 1. Legal Proceedings................................................... 15

Item 6. Exhibits and Reports on Form 8-K.................................... 15

              Signatures.................................................... 16



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                               March 31,          December 31,
                                                                                                 2002                2001
                                                                                                 ----                ----

                                   ASSETS
Current assets:
     Cash and cash equivalents..........................................................      $  181,040          $ 236,653
     Merchandise inventories............................................................         371,841            296,473
     Deferred tax asset.................................................................          10,138              8,877
     Prepaid expenses and other current assets..........................................          20,442             18,776
                                                                                                 -------            -------

         Total current assets...........................................................         583,461            560,779

Property and equipment, net.............................................................         293,644            279,011
Deferred tax asset......................................................................           7,745              7,436
Goodwill (Note 4).......................................................................          38,358             38,358
Other assets, net (Note 4)..............................................................          17,485             16,464
                                                                                                 -------            -------

         TOTAL ASSETS...................................................................      $  940,693          $ 902,048
                                                                                                 =======            =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt..................................................      $   25,000          $  25,000
     Accounts payable...................................................................         103,347             68,653
     Income taxes payable...............................................................          19,209             38,848
     Other current liabilities..........................................................          45,970             63,656
     Current installments of obligations under capital
       leases...........................................................................           3,899              3,865
                                                                                                 -------            -------

         Total current liabilities......................................................         197,425            200,022

Long-term debt, excluding current portion...............................................          12,000             12,000
Obligations under capital leases, excluding
 current installments...................................................................          20,403             21,506
Other liabilities.......................................................................          20,691             16,784
                                                                                                 -------            -------

         Total liabilities..............................................................         250,519            250,312
                                                                                                 -------            -------

Shareholders' equity (Note 5):
     Common stock, par value $0.01. 300,000,000 shares authorized
       112,843,492 shares issued and outstanding at March 31, 2002;
       and 112,505,658 shares issued and outstanding at
       December 31, 2001................................................................           1,128              1,125
     Additional paid-in capital.........................................................         182,853            167,151
     Accumulated other comprehensive loss...............................................            (197)              (378)
     Retained earnings..................................................................         506,390            483,838
                                                                                                 -------            -------
         Total shareholders' equity.....................................................         690,174            651,736

Commitments (Note 2)....................................................................              --                 --
                                                                                                 -------            -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................      $  940,693          $ 902,048
                                                                                                 =======            =======


     See accompanying Notes to Condensed Consolidated Financial Statements.




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         ------------------------
                                                                                         2002                2001
                                                                                         ----                ----


Net Sales...................................................................         $ 489,625          $ 387,319
Cost of sales ..............................................................           316,460            255,858
                                                                                       -------            -------

         Gross profit.......................................................           173,165            131,461
                                                                                       -------            -------

Selling, general and administrative expenses:
     Operating expenses.....................................................           121,330            101,691
     Depreciation and amortization (Note 4).................................            15,721             11,831
                                                                                       -------            -------

         Total selling, general and administrative expenses.................           137,051            113,522
                                                                                       -------            -------

         Operating income...................................................            36,114             17,939
                                                                                       -------            -------

Other income (expense):
     Interest income........................................................             1,224              1,681
     Interest expense.......................................................            (1,263)            (1,294)
     Changes in fair value of non-hedging interest rate swaps...............               595               (792)
                                                                                       -------            -------

         Total other income (expense).......................................               556               (405)
                                                                                       -------            -------

         Income before income taxes.........................................            36,670             17,534

Provision for income taxes..................................................            14,118              6,751
                                                                                       -------            -------

         Net income.........................................................         $  22,552          $  10,783
                                                                                       =======            =======

Net income per share (Notes 3 and 4):
     Basic..................................................................         $    0.20          $    0.10
                                                                                       =======            =======
     Diluted................................................................         $    0.20          $    0.10
                                                                                       =======            =======

     See accompanying Notes to Condensed Consolidated Financial Statements.




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                    Three Months Ended,
                                                                                                         March 31,
                                                                                                 ------------------------

                                                                                                 2002                2001
                                                                                                 ----                ----


Cash flows from operating activities:
     Net income.........................................................................      $  22,552           $  10,783
                                                                                                -------             -------

     Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization..................................................         15,721              11,831
         Loss on disposal of property and equipment.....................................            494                 367
         Change in fair value of non-hedging interest rate swaps........................           (595)                792
         Provision for deferred income taxes............................................         (1,673)                104
         Tax benefit of stock option exercises..........................................          2,005                 444
         Other non-cash adjustments to net income.......................................            238                   4
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
              Merchandise inventories...................................................        (75,368)            (96,224)
              Prepaid expenses and other current assets.................................         (1,666)              1,274
              Other assets..............................................................           (349)               (229)
              Accounts payable..........................................................         34,694               6,532
              Income taxes payable......................................................        (19,639)            (11,022)
              Other current liabilities.................................................        (17,686)            (15,033)
              Other liabilities.........................................................          4,780               1,300
                                                                                                -------             -------

                  Net cash used in operating activities.................................        (36,492)            (89,077)
                                                                                                -------             -------

Cash flows from investing activities:
     Capital expenditures...............................................................        (31,280)            (26,325)
     Acquisition of favorable lease rights..............................................           (813)                 --
     Proceeds from sale of property and equipment.......................................            334                  13
                                                                                                -------             -------
                  Net cash used in investing activities.................................        (31,759)            (26,312)
                                                                                                -------             -------

Cash flows from financing activities:
     Repayment of long-term debt and facility fees......................................             --                (239)
     Principal payments under capital lease obligations.................................           (937)               (865)
     Settlement of merger-related contingencies.........................................          6,654                  --
     Proceeds from stock issued pursuant to
       stock-based compensation plans ..................................................          6,921               1,311
                                                                                                -------             -------
                  Net cash provided by financing activities.............................         12,638                 207
                                                                                                -------             -------

Net decrease in cash and cash equivalents...............................................        (55,613)           (115,182)
Cash and cash equivalents at beginning of period........................................        236,653             181,166
                                                                                                -------             -------

Cash and cash equivalents at end of period..............................................      $ 181,040           $  65,984
                                                                                                =======             =======

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest, net of amount capitalized...............................................            673                 958
      Income taxes......................................................................         33,833              17,225



     See accompanying Notes to Condensed Consolidated Financial Statements.


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements at March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2002 and operating results for the interim periods. The December 31, 2001 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2001.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001, contained in the Company's Annual Report on Form 10-K filed March 14, 2002. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

     Certain 2001 amounts have been reclassified for comparability with the 2002 financial statement presentation.

2.   OPERATING LEASE AGREEMENT

     The Company has a Lease Facility that provides for, among other things: (1) a $165.0 million operating lease facility, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and
(2) an annual facilities fee, calculated as a percentage of the amount available under the facility and an annual administrative fee payable quarterly. The Lease Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. Approximately $113.0 million is committed to the Savannah, Briar Creek and Stockton distribution centers. This Lease Facility expires in March 2006.

     Under this type of agreement, an unrelated third party in the form of a special purpose entity borrows funds under a construction agreement, purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The lease requires the Company to provide a residual value guarantee and includes a purchase option based on the outstanding property costs plus any unpaid interest and rents under the lease agreement. These agreements are typically referred to as synthetic leases. Each reporting period, we estimate our liability under the residual value guarantee and, if necessary, record additional rent expense on a straight-line basis over the remaining lease term. No liability was recorded as of March 31, 2002 and December 31, 2001.

     Effective March 25, 2002, the Company committed approximately $41.0 million to the Company's new Marietta, Oklahoma distribution center under its existing Lease Facility bringing the total commitment under the lease facility to approximately $154.0 million. The Marietta distribution center is being constructed to the Company's specification by an unrelated third party, who is serving as the developer, subject to the terms and conditions of a development agreement with the Company. The special purpose entity provided the developer a $41.0 million construction loan, of which the Company guaranteed approximately 89.9% of the amount outstanding under the loan as defined in the agreements. The construction loan will be satisfied by the developer no later than March 2003, at which time the Company has the option to lease the distribution center under the Lease Facility or purchase the distribution center outright.

3.   NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                                               Three months ended
                                                                                   March 31,
                                                                               ------------------
                                                                           2002                2001
                                                                           ----                ----
                                                                              (In thousands, except
                                                                                 per share data)
Basic net income per share:
     Net income.............................................           $  22,552           $  10,783
                                                                         =======             =======
     Weighted average number of
       common shares outstanding............................             112,718             112,097
                                                                         =======             =======

         Basic net income per share.........................           $    0.20           $    0.10
                                                                         =======             =======

Diluted net income per share:
     Net income.............................................           $  22,552           $  10,783
                                                                         =======             =======
     Weighted average number of
       common shares outstanding............................             112,718             112,097
     Dilutive effect of stock options and
       warrants (as determined by applying
       the treasury stock method)...........................               1,182                 667
                                                                         -------             -------
     Weighted average number of common
       shares and dilutive potential
       common shares outstanding............................             113,900             112,764
                                                                         =======             =======

         Diluted net income per share.......................           $    0.20           $    0.10
                                                                         =======             =======

     At March 31, 2002 and 2001, 1,762,163 and 729,643, respectively, stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

     On March 11, 2002, the Board of Directors granted options to employees under the Company's Stock Incentive Plan to purchase 1,613,300 shares of the Company's common stock.

4.   ACCOUNTING CHANGE

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company performed the required transition impairment tests of goodwill and other intangibles as of January 1, 2002, and determined that no impairment existed.

Intangible Assets
     At January 1, 2002, the Company's intangible assets consisted of non-compete agreements with former shareholders of 98 Cents Clearance Center, a Company acquired in 1998. These assets are being amortized over the legal term of the individual agreements, which is generally a ten-year period. At March 31, 2002 and December 31, 2001, the carrying value of these agreements was $2.8 million and $3.0 million, respectively, which is net of $1.6 million and $1.4 million, respectively, of accumulated amortization.

     In March 2002, the Company acquired favorable lease rights for operating leases for retail locations from a third party. The fair market value of the lease rights was approximately $0.8 million and will be amortized on a straight-line basis to rent expense (included in "operating expenses" in the accompanying condensed consolidated income statements) over the remaining initial lease terms, which expire at various dates through 2007.

     These intangible assets are included in "other assets" in the accompanying condensed consolidated balance sheets. Estimated annual amortization expense for the next five years follows: 2002 - $0.7 million; 2003 - $0.7 million; 2004 - $0.6 million; 2005 - $0.5 million; and 2006 - $0.5 million.

Goodwill
     At March 31, 2002 and December 31, 2001, the carrying value of goodwill was $38.4 million. In accordance with SFAS No. 142, goodwill is no longer being amortized, but will be tested at least annually for impairment at the reporting unit level. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

     The following table reconciles reported net income and net income per share for the three-month periods ended March 31, 2002 and 2001 to net income and net income per share that would have been recorded if SFAS No. 142 were effective for each of the periods presented:
                                                                                      Three months ended
                                                                                            March 31,
                                                                                      ------------------
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                        (In thousands)
Reconciliation of net income:
     Net income..........................................................         $ 22,552            $ 10,783
     Add back: Goodwill amortization (net of tax)........................               --                 311
                                                                                    ------              ------
     Adjusted net income.................................................         $ 22,552            $ 11,094
                                                                                    ======              ======

Basic net income per share:
     Net income..........................................................         $   0.20            $   0.10
     Goodwill amortization...............................................               --                  --
                                                                                    ------              ------
     Adjusted net income.................................................         $   0.20            $   0.10
                                                                                    ======              ======

Diluted net income per share:
     Net income..........................................................         $   0.20            $   0.10
     Goodwill amortization...............................................               --                  --
                                                                                    ------              ------
     Adjusted net income.................................................         $   0.20            $   0.10
                                                                                    ======              ======

5.   COMPREHENSIVE INCOME

     The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                       ------------------
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                        (In thousands)

     Net income..........................................................         $ 22,552            $ 10,783
     Cumulative effect of change in accounting
       for derivative financial instruments
       (net of $44 tax expense)..........................................               --                  70
     Fair value adjustment - derivative hedging
       instrument (net of $101 tax expense)..............................              177                  --
     Amortization of SFAS No. 133 cumulative
       effect (net of $2 tax expense)....................................                4                   4
                                                                                    ------              ------
           Total comprehensive income....................................         $ 22,733            $ 10,857
                                                                                    ======              ======

The cumulative effect recorded in "accumulated other comprehensive income" is being amortized over the remaining lives of the related interest rate swaps.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "us" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate." For example, our forward-looking statements include statements regarding:

     o  our anticipated inventory levels and future net sales results;

     o  our growth plans, including our plans to add, expand or relocate stores;

     o the possible effect of inflation and other economic changes on our future costs and profitability

     o our cash needs, including our ability to fund our future capital expenditures and working capital requirements; and

     o the possible effect of changes in generally accepted accounting principles relating to the type of operating lease under which we lease certain of our distribution centers.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below, "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and "Business" sections in our Annual Report on Form 10-K filed March 14, 2002, and review "Risk Factors" in our most recent prospectus:

     o Adverse economic conditions, such as reduced consumer confidence and spending, or bad weather could significantly reduce our sales.

     o We could fail to meet our goals for opening or expanding stores on a timely basis, which could cause our sales to suffer. We may not anticipate all the challenges that our expanding operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitability. In addition, new stores can cause sales at our existing stores to suffer.

     o Our sales may be below expectations during the Christmas selling season, which may cause our operating results to suffer materially.

     o Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, wage levels, inflation, competition and other adverse economic factors.

     o Unforeseen disruptions or costs in operating and expanding our receiving and distribution systems could harm our sales and profitability.

     o Our merchandise mix relies heavily on imported goods. An increase in the cost or disruption of the flow of these goods may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. In addition, products and alternative sources may also be of lesser quality and more expensive than those we currently import.

     o Disruptions in the availability of quality, low-cost merchandise in sufficient quantities to maintain our growth may reduce sales and profits.

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

Results of Operations

The Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001

     Net sales. Net sales increased 26.4% in the first quarter of 2002 compared to the same period in 2001. This $102.3 million increase in net sales resulted primarily from sales at new stores. In addition, our comparable store net sales, which include the effect of our expanded stores, increased 6.5% for the quarter primarily as a result of the shift of the Easter holiday from April 15 in 2001 to March 31 in 2002. This move in the Easter holiday shifted all of our Easter sales into the first quarter of 2002. We estimate that our second quarter net sales will be approximately $500.0 million.

     At March 31, 2002, we operated 2,031 stores with 10.7 million selling square feet compared to 1,781 stores with 8.3 million selling square feet for the same period in 2001. We opened 66 stores, expanded 29 stores and closed 10 stores in the first quarter of 2002, compared to 49 stores opened, 31 stores expanded, and 6 stores closed in the first quarter of 2001. In 2002, we added approximately 0.6 million selling square feet, of which approximately 0.1 million selling square feet was added through expanding existing stores.

     Our management anticipates that net sales growth during 2002 will come mostly from selling square footage growth related to new store openings and expansion of existing stores. The remaining net sales growth, if any, will come from comparable store net sales increases. We are continuing to plan inventory levels to support a total net sales increase of approximately 18% for the remainder of 2002.

     Gross Profit. Our gross profit as a percentage of net sales is called our gross profit margin. Gross profit margin increased to 35.4% in the first quarter of 2002 compared to 33.9% in the first quarter of 2001. The increase in gross profit margin is primarily due to the following:

     o improved inventory shrink, as a percentage of net sales, due to unusually high shrink in the first quarter of 2001 resulting from challenges in operating our Philadelphia distribution network; and

     o improved occupancy and distribution costs, as a percentage of net sales, due to leverage resulting from the 6.5% increase in comparable store net sales.

     Selling, General and Administrative Expenses. Operating expenses increased 19.3% in the first quarter of 2002 compared to the same period in 2001. Expressed as a percentage of net sales, operating expenses decreased to 24.8% for the first quarter of 2002 compared to 26.3% for first quarter of 2001. The improvement in operating expenses, as a percentage of net sales, is primarily due to savings achieved in payroll and related costs. These savings are the result of various expense-management initiatives. In addition, the increase in comparable store net sales enabled us to leverage our operating expenses. These decreases in operating expenses, as a percentage of net sales, were partially offset by increased legal-related expenses for the quarter.

     Depreciation and amortization increased $3.9 million, or 32.9%. As a percentage of net sales, depreciation and amortization increased to 3.2% for the first quarter of 2002 compared to 3.1% for the same period in 2001. Effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142. Excluding approximately $0.5 million of goodwill amortization recorded in the first quarter of 2001, depreciation and amortization was approximately 2.9%, as a percentage of net sales. The increase in depreciation and amortization expense, as a percentage of net sales, is primarily due to increased depreciation expense associated with expanded stores. In April 2002, we implemented the last major system of our new supply chain technology improvements. We spent approximately $27.0 million in connection with our new supply chain systems, which is being depreciated generally over a five-year period.

     Operating Income. Due to the reasons discussed above, operating income increased as a percentage of net sales to 7.4% in the first quarter of 2002 compared to 4.6% in the same period of 2001.

     Interest Income/Expense. Interest income decreased to $1.2 million in the first quarter of 2002 from $1.7 million in the first quarter of 2001. This decrease resulted from decreases in interest rates earned on our investments partially offset by increased levels of cash and cash equivalents for the first quarter of 2002. Interest expense remained relatively flat for the first quarter of 2002 compared to the first quarter of 2001.

     Changes in fair value of non-hedging interest rate swaps. The $0.6 million income is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The increase in their fair values for the quarter is primarily the result of increasing interest rates. Due to many variables, our management is not able to predict changes in the fair values of our interest rate swaps.

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

     The following table compares cash-related information for the three months ended March 31, 2002 and 2001:

                                                                                    Three months ended
                                                                                        March 31,
                                                                                   ------------------
                                                                              2002                    2001
                                                                              ----                    ----
                                                                                    (In millions)
         Net cash provided by (used in):
              Operating activities................................          $(36.5)                 $(89.1)
              Investing activities................................           (31.8)                  (26.3)
              Financing activities................................            12.6                     0.2

     The $52.6 million decrease in cash used for operating activities was primarily the result of a decrease in cash expended for inventory and timing of payments. The decrease in cash used for inventory was the result of the Easter holiday shift, a concerted effort to reduce inventory levels and improved inventory flow to our stores.

     Cash used in investing activities is generally expended to open new stores. The $5.0 million increase in capital expenditures for the three months ended March 31, 2002 compared to the same period in 2001 was primarily the result of an increase in the number of stores opened in 2002 and the size of those stores.

     The $12.4 million increase in cash provided by financing activities was primarily the result of the following:

     o We received $5.6 million more cash pursuant to stock-based compensation plans in the first quarter of 2002 compared to the first quarter of 2001 because of increased stock option exercises, which resulted from our increased stock price as compared to the prior year period.

     o We received cash from the settlement of merger-related contingencies related to the Dollar Express merger. We also received approximately 56,400 shares in settlement of these contingencies.

     At March 31, 2002, our long-term borrowings were $37.0 million. We had $50.0 million available through our bank facility. We also have $125.0 million available under the Letter of Credit Reimbursement and Security Agreement, of which approximately $55.5 million was committed to letters of credit issued for routine purchases of imported merchandise.

Operating Leases

     We have entered into operating leases known as synthetic leases for four of our distribution centers. Effective March 12, 2001, we entered into an operating lease facility for $165.0 million, of which approximately $113.0 million is committed to the Stockton, Briar Creek and Savannah distribution centers as of March 31, 2002. Under this type of agreement, an unrelated third party, in the form of a special purpose entity, borrows funds under a construction agreement, purchases the property, pays for the construction costs and subsequently leases the facility to us. Because these arrangements are accounted for as operating leases, the related fixed assets and lease liabilities are not included in our balance sheet. The termination date of this operating lease facility is March 2006.

     We committed $41.0 million during the first quarter of 2002 for our new Marietta distribution center that is scheduled to open in early 2003 bringing our total committment under the lease facility to $154.0 million. The Marietta distribution center is being constructed to our specifications by an unrelated third party, who is serving as the developer, subject to the terms and conditions of a development agreement between the developer and us. The special purpose entity provided the developer a $41.0 million construction loan, of which the Company guaranteed approximately 89.9% of the amount outstanding under the loan as defined in the agreements. The developer will satisfy the construction loan no later than March 2003, at which time we have the option to lease the distribution center under the lease facility or purchase the distribution center outright.

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

New Accounting Pronouncements

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

Interest Rate Risk

     The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at March 31, 2002:


       Hedging                 Receive         Pay             Knockout
      Instrument              Variable         Fixed            Rate              Expiration            Fair Value
      ----------              --------         -----            ----              ----------            ----------

    $19.0 million              LIBOR           4.88%            7.75%              4/1/09               ($297,000)
  interest rate swap

    $10.0 million              LIBOR           6.45%            7.41%              6/2/04               ($520,000)
  interest rate swap

    $5.0 million               LIBOR           5.83%            7.41%              6/2/04               ($198,000)
  interest rate swap

    $25.0 million              LIBOR           5.43%             N/A               3/12/06              ($466,000)
  interest rate swap

Due to many variables, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay or receive to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

     There have been no material changes in our interest rate risk exposure during the first quarter of 2002.

Foreign Currency Risk

     There have been no material changes to our market risk exposures resulting from foreign currency transactions during the three months ended March 31, 2002.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     From time to time we are defendants in ordinary, routine litigation and proceedings incidental to our business, including:

     o  employment-related matters;

     o product safety matters, including product recalls by the Consumer Products Safety Commission and personal injury claims; and

     o  the infringement of the intellectual property rights of others.

     We have been sued by several salaried California employees who allege that they should have been classified as non-exempt employees and, therefore, should have received overtime compensation. The suits also request that the California state court certify the case as a class action on behalf of all store managers, assistant managers and merchandise managers in our California stores. We will vigorously defend ourselves in this matter.

     We do not believe that any of these matters will individually, or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

  4.1 Second Amendment to the Dollar Tree Stores, Inc. Employee Stock Purchase Plan dated November 20, 2001.

(b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the first quarter of 2002:

        1. Report on Form 8-K filed January 25, 2002, included the sales results for the quarter and year ended December 31, 2001 and an outlook for 2002.

     Also, in the second quarter of 2002, we filed one report on Form 8-K:

        1. Report on Form 8-K, filed April 26, 2002, included the earnings results for the quarter ended March 31, 2002 and an outlook for the remainder of 2002

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   May 13, 2002

                                DOLLAR TREE STORES, INC.




                                By: /s/ Frederick C. Coble
                                   ---------------------------------
                                   Frederick C. Coble
                                   Chief Financial Officer
                                   (principal financial and accounting officer)