Form 10-Q/A
period 2002-03-31
DOLLAR TREE STORES INC
filed 2002-08-09
CIK 935703

10-Q/A
                                ADMENDMENT NO. 1

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

CORRECTION OF CLERICAL ERROR IN ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We incorporate by reference herein Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2002 as filed with the Commission, except for the second paragraph of "Results of Operations: The Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001," in which a clerical error was made regarding the number of stores opened and closed in the first quarter of 2001. The sentence in the second paragraph containing the clerical error read "We opened 66 stores, expanded 29 stores and closed 10 stores in the first quarter of 2002, compared to 49 stores opened, 31 stores expanded, and 6 stores closed in the first quarter of 2001." The corrected sentence appears below:

Results of Operations

The Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001

*   *   *   *

     At March 31, 2002, we operated 2,031 stores with 10.7 million selling square feet compared to 1,781 stores with 8.3 million selling square feet for the same period in 2001. We opened 66 stores, expanded 29 stores and closed 10 stores in the first quarter of 2002, compared to 60 stores opened, 31 stores expanded, and 8 stores closed in the first quarter of 2001. In 2002, we added approximately 0.6 million selling square feet, of which approximately 0.1 million selling square feet was added through expanding existing stores.


Item 6.  Exhibits

(a)      Exhibits.

         99.1     Chief Executive Officer Certification

         99.2     Chief Financial Officer Certification

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   August 9, 2002

                                DOLLAR TREE STORES, INC.




                                By: /s/ Frederick C. Coble
                                   ---------------------------------
                                   Frederick C. Coble
                                   Chief Financial Officer
                                   (principal financial and accounting officer)