Form 10-Q
period 2002-06-30
DOLLAR TREE STORES INC
filed 2002-08-14
CIK 935703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 2002


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

                           Yes (X)                   No ( )

As of August 9, 2002, there were 114,168,373 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                  PART I.  FINANCIAL INFORMATION                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
          June 30, 2002 and December 31, 2001.............................    3

         Condensed Consolidated Income Statements
          Three months and six months ended June 30, 2002 and 2001........    4

         Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2002 and 2001.........................    5

         Notes to Condensed Consolidated Financial Statements.............    6

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........   17

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................   18

Item 4. Submission of Matters to a Vote of Security Holders...............   18

Item 5. Other Information.................................................   18

Item 6. Exhibits and Reports on Form 8-K..................................   18

              Signatures..................................................   20



                                            DOLLAR TREE STORES, INC.
                                                AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share data)
                                                  (Unaudited)

                                                                                         June 30,           December 31,
                                                                                           2002                 2001
                                                                                           ----                 ----

                                            ASSETS
Current assets:
     Cash and cash equivalents....................................................      $ 159,075             $ 236,653
     Short-term investments (Note 2)..............................................         16,500                    --
     Merchandise inventories (Note 5).............................................        381,337               296,473
     Deferred tax asset...........................................................          9,872                 8,877
     Refundable income taxes......................................................          5,113                    --
     Prepaid expenses and other current assets....................................         18,835                18,776
                                                                                          -------               -------

         Total current assets.....................................................        590,732               560,779

Property and equipment, net.......................................................        312,145               279,011
Deferred tax asset................................................................          7,746                 7,436
Goodwill (Note 5).................................................................         38,358                38,358
Other assets (Note 5).............................................................         17,513                16,464
                                                                                          -------               -------

         TOTAL ASSETS.............................................................      $ 966,494             $ 902,048
                                                                                          =======               =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt............................................      $  25,000             $  25,000
     Accounts payable.............................................................         95,044                68,653
     Income taxes payable.........................................................            --                 38,848
     Other current liabilities....................................................         47,639                63,656
     Current installments of obligations under
       capital leases.............................................................          3,964                 3,865
                                                                                          -------               -------

         Total current liabilities................................................        171,647               200,022

Long-term debt, excluding current portion.........................................          6,000                12,000
Obligations under capital leases, excluding current
  installments....................................................................         19,390                21,506
Other liabilities ................................................................         22,871                16,784
                                                                                          -------               -------

         Total liabilities........................................................        219,908               250,312
                                                                                          -------               -------

Shareholders' equity (Note 6):
     Common stock, par value $0.01. Authorized
       300,000,000 shares, 114,063,053 shares
       issued and outstanding at June 30, 2002
       and 112,505,658 shares issued and
       outstanding at December 31, 2001...........................................          1,141                 1,125
     Additional paid-in capital...................................................        214,639               167,151
     Accumulated other comprehensive loss.........................................           (679)                 (378)
     Unearned compensation........................................................           (142)                   --
     Retained earnings............................................................        531,627               483,838
                                                                                          -------               -------
         Total shareholders' equity...............................................        746,586               651,736

Commitments (Note 3)..............................................................             --                    --
                                                                                          -------               -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................      $ 966,494             $ 902,048
                                                                                          =======               =======


                                 See accompanying Notes to Condensed Consolidated Financial Statements




                                                       DOLLAR TREE STORES, INC.
                                                           AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                 (In thousands, except per share data)
                                                              (Unaudited)


                                                                        Three Months Ended           Six Months Ended
                                                                            June 30,                     June 30,
                                                                     ------------------------    --------------------------
                                                                       2002           2001          2002           2001
                                                                       ----           ----          ----           ----

Net sales     ................................................      $ 498,578      $ 440,361     $ 988,203      $ 827,680
Cost of sales (Note 5)........................................        318,387        283,274       634,847        539,132
                                                                      -------        -------       -------        -------
         Gross profit.........................................        180,191        157,087       353,356        288,548
                                                                      -------        -------       -------        -------

Selling, general and administrative
  expenses (Note 5)...........................................        138,062        121,842       275,113        235,364
                                                                      -------        -------       -------        -------

        Operating income......................................         42,129         35,245        78,243         53,184
                                                                      -------        -------       -------        -------

Other income (expense):
     Interest income..........................................            833          1,151         2,057          2,832
     Interest expense.........................................         (1,103)        (1,355)       (2,366)        (2,649)
     Changes in fair value of non-hedging
       interest rate swaps....................................           (824)           197          (229)          (595)
                                                                      -------        -------       -------        -------
         Total other income (expense).........................         (1,094)            (7)         (538)          (412)
                                                                      -------        -------       -------        -------

         Income before income taxes...........................         41,035         35,238        77,705         52,772

Provision for income taxes....................................         15,798         13,580        29,916         20,331
                                                                      -------        -------       -------        -------

         Net income...........................................      $  25,237      $  21,658     $  47,789      $  32,441
                                                                      =======        =======       =======        =======

Net income per share (Notes 4 and 5):
         Basic ...............................................      $    0.22      $    0.19     $    0.42      $    0.29
         Diluted...............................................     $    0.22      $    0.19     $    0.42      $    0.29


                                 See accompanying Notes to Condensed Consolidated Financial Statements




                                                       DOLLAR TREE STORES, INC.
                                                           AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)
                                                              (Unaudited)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                            ------------------------
                                                                                             2002              2001
                                                                                             ----              ----
Cash flows from operating activities:
     Net income...................................................................        $  47,789        $  32,441
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization............................................           33,599           24,819
         Loss on disposal of property and equipment...............................              910              862
         Change in fair value of non-hedging interest
           rate swaps.............................................................              229              595
         Provision for deferred income taxes......................................           (1,106)          (2,011)
         Tax benefit of stock option exercises....................................           10,333              575
         Other non-cash adjustments to net income.................................              133             (261)
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
           Merchandise inventories................................................          (84,864)         (75,927)
           Prepaid expenses and other current assets..............................              (34)              20
           Refundable income taxes................................................           (5,113)              --
           Other assets...........................................................             (558)            (545)
           Accounts payable.......................................................           26,391           19,288
           Income taxes payable...................................................          (38,848)         (12,787)
           Other current liabilities..............................................          (16,017)         (12,012)
           Other liabilities......................................................            5,347            2,854
                                                                                            -------          -------
              Net cash used in operating activities...............................          (21,809)         (22,089)
                                                                                            -------          -------

Cash flows from investing activities:
     Capital expenditures.........................................................          (67,693)         (62,833)
     Purchase of short-term investments...........................................          (16,500)              --
     Acquisition of favorable lease rights........................................             (813)              --
     Proceeds from sale of property and equipment.................................              251               34
                                                                                            -------          -------
              Net cash used in investing activities...............................          (84,755)         (62,799)
                                                                                            -------          -------

Cash flows from financing activities:
     Repayment of long-term debt and facility fees................................           (6,025)          (6,239)
     Principal payments under capital lease obligations...........................           (1,885)          (1,755)
     Settlement of merger-related contingencies...................................            6,654               --
     Proceeds from stock issued pursuant to stock-based
       compensation plans.........................................................           30,242            2,388
                                                                                            -------          -------
              Net cash provided by (used in) financing
                activities........................................................           28,986           (5,606)
                                                                                            -------          -------


Net decrease in cash and cash equivalents.........................................          (77,578)         (90,494)
Cash and cash equivalents at beginning of period..................................          236,653          181,166
                                                                                            -------          -------

Cash and cash equivalents at end of period........................................        $ 159,075        $  90,672
                                                                                            =======          =======

Supplemental disclosure of cash flow information
    Cash paid for:
         Interest.................................................................        $   1,977        $   2,723
         Income taxes.............................................................           65,251           34,526


                                 See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements at June 30, 2002, and for the three- and six-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 2001 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2001.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001, contained in the Company's Annual Report on Form 10-K filed March 14, 2002. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

     Certain 2001 amounts have been reclassified for comparability with the 2002 financial statement presentation.

2.   SHORT-TERM INVESTMENTS

     The Company's short-term investments primarily consist of government-sponsored commercial paper with remaining maturities of more than 90 days at the time of purchase. These investments are classified as held-to-maturity and carried at amortized cost, which approximates fair value.

3.   OPERATING LEASE AGREEMENT

     The Company has a Lease Facility that provides for, among other things:
(1) a $165.0 million operating lease facility, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and (2) an annual facilities fee, calculated as a percentage of the amount available under the facility and an annual administrative fee payable quarterly. The Lease Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. Approximately $113.5 million is committed to the Savannah, Briar Creek and Stockton distribution centers. This Lease Facility expires in March 2006.

     Generally, under this type of agreement, an unrelated third party in the form of a special purpose entity borrows funds under a construction agreement, purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The lease requires the Company to provide a residual value guarantee and includes a purchase option based on the outstanding property costs plus any unpaid interest and rents under the lease agreement. These agreements are typically referred to as synthetic leases. Each reporting period, the Company estimates its liability under the residual value guarantee and, if necessary, records additional rent expense on a straight-line basis over the remaining lease term. No liability was recorded as of June 30, 2002 and December 31, 2001.

     During the first quarter of 2002, the Company committed approximately $41.0 million to the Company's new Marietta, Oklahoma distribution center under its existing Lease Facility. As a result, the total commitment under the Lease Facility is approximately $154.5 million. The Marietta distribution center is being constructed to the Company's specifications by an unrelated third party, who is serving as the developer, subject to the terms and conditions of a development agreement with the Company. The special purpose entity provided the developer a $41.0 million construction loan, of which the Company guaranteed approximately 89.9% of the amount outstanding under the loan as defined in the development agreement. At June 30, 2002, the Company had guaranteed $2.0 million under this agreement. The construction loan will be satisfied by the developer no later than March 2003, at which time the Company has the option to lease the distribution center under the Lease Facility or purchase the distribution center outright.

4.   NET INCOME PER COMMON SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                                        Three months ended              Six months ended
                                                                            June 30,                        June 30,
                                                                   --------------------------       ------------------------
                                                                       2002           2001            2002           2001
                                                                       ----           ----            ----           ----
                                                                            (In thousands, except per share data)
Basic net income per share:
     Net income   ............................................      $ 25,237       $ 21,658         $ 47,789       $ 32,441
                                                                     =======        =======          =======        =======
     Weighted average number of
        common shares outstanding.............................       113,552        112,182          113,135        112,140
                                                                     =======        =======          =======        =======

          Basic net income per share..........................      $   0.22       $   0.19         $   0.42       $   0.29
                                                                     =======        =======          =======        =======

Diluted net income per share:
     Net income   ............................................      $ 25,237       $ 21,658         $ 47,789       $ 32,441
                                                                     =======        =======          =======        =======
     Weighted average number of
        common shares outstanding.............................       113,552        112,182          113,135        112,140
     Dilutive effect of stock options and
        restricted stock (as determined by
        applying the treasury stock method)...................         1,352            670            1,267            668
                                                                     -------         ------          -------        -------
     Weighted average number of common
        shares and dilutive potential
        common shares outstanding.............................       114,904        112,852          114,402        112,808
                                                                     =======        =======          =======        =======

           Diluted net income per share.......................      $   0.22       $   0.19         $   0.42       $   0.29
                                                                     =======        =======          =======        =======

     At June 30, 2002 and 2001, 126,504 and 790,539, respectively, stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

     On March 11, 2002, the Board of Directors granted options to employees under the Company's Stock Incentive Plan to purchase 1,613,300 shares of the Company's common stock. In addition, on May 23, 2002, options to purchase 30,000 and 6,000 shares of common stock were granted to continuing non-employee directors and the Chairman Emeritus, respectively.


5.   ACCOUNTING CHANGES

Inventory

     In April 2002, the Company changed its method of accounting for its merchandise inventories from the first-in, first-out method to the weighted-average cost method following the implementation of its new inventory management system. The Company believes this change is preferable because it more accurately measures the cost of the Company's merchandise inventories and more accurately matches revenues and costs. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The cumulative effect of the accounting change at January 1, 2002 was not material. In addition, there was no material impact to the first or second quarter financial statements as a result of this change in accounting principle and the Company does not expect this change in accounting to have a material effect in future periods. Additional pro forma disclosures of the impact of the change on prior periods as required under Accounting Principles Board Opinion No. 20, "Accounting Changes" are not provided since weighted-average cost information was not available from the prior inventory management system; however, the Company does not believe the effects would have been material.

Intangible Assets and Goodwill

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

Intangible Assets
     At January 1, 2002, the Company's intangible assets consisted of non-compete agreements with former shareholders of a company acquired by the Company in 1998. These assets are being amortized over the legal terms of the individual agreements, which is generally a ten-year period. At June 30, 2002 and December 31, 2001, the carrying value of these agreements was $2.7 million and $3.0 million, respectively, which is net of $1.7 million and $1.4 million, respectively, of accumulated amortization.

     In March 2002, the Company acquired favorable lease rights for operating leases for retail locations from a third party. The fair market value of the lease rights was approximately $0.8 million and will be amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2007.

     These intangible assets are included in "other assets" in the accompanying condensed consolidated balance sheets. Estimated annual amortization expense for the next five years follows: 2002 - $0.7 million; 2003 - $0.7 million; 2004 - $0.6 million; 2005 - $0.5 million; and 2006 - $0.5 million.

Goodwill
     At June 30, 2002 and December 31, 2001, the carrying value of goodwill was $38.4 million. In accordance with SFAS No. 142, goodwill is no longer being amortized, but will be tested at least annually for impairment. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.


     The following table reconciles reported net income and net income per share for the three- and six month periods ended June 30, 2002 and 2001 to net income and net income per share that would have been recorded if SFAS No. 142 were effective for each of the periods presented:

                                                                 Three months ended            Six months ended
                                                                      June 30,                      June 30,
                                                             --------------------------    --------------------------
                                                               2002               2001         2002           2001
                                                               ----               ----         ----           ----
                                                                      (In thousands, except per share data)
Reconciliation of net income:
     Net income......................................        $ 25,237         $ 21,658        $ 47,789       $ 32,441
     Add back: Goodwill amortization
        (net of tax).................................              --              310              --            621
                                                               ------           ------          ------         ------
     Adjusted net income.............................        $ 25,237         $ 21,968        $ 47,789       $ 33,062
                                                               ======           ======          ======         ======

Basic net income per share:
     Net income......................................        $   0.22         $   0.19        $   0.42       $   0.29
     Goodwill amortization...........................              --             0.01              --           0.01
                                                               ------           ------          ------         ------
     Adjusted net income.............................        $   0.22         $   0.20        $   0.42       $   0.30
                                                               ======           ======          ======         ======

Diluted net income per share:
     Net income......................................        $   0.22         $   0.19        $   0.42       $   0.29
     Goodwill amortization...........................              --               --              --             --
                                                               ------           ------          ------         ------
     Adjusted net income.............................        $   0.22         $   0.19        $   0.42       $   0.29
                                                               ======           ======          ======         ======



6.   COMPREHENSIVE INCOME

     The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

                                                              Three months ended                Six months ended
                                                                   June 30,                         June 30,
                                                          --------------------------         ------------------------
                                                              2002            2001             2002           2001
                                                              ----            ----             ----           ----
                                                                (In thousands)                     (In thousands)

     Net income........................................      $ 25,237      $ 21,658           $ 47,789       $ 32,441
                                                               ------        ------             ------         ------
     Cumulative effect of change
        in accounting for derivative
        financial instruments(net of
        $44 tax expense)...............................            --            --                 --             70

     Fair value adjustment-derivative
       hedging instruments.............................          (789)          133               (511)           133
     Income tax benefit(expense).......................           303           (51)               202            (51)
                                                               ------        ------             ------         ------
     Fair value adjustment, net of tax.................          (486)           82               (309)            82
                                                               ------        ------             ------         ------

     Amortization of SFAS No. 133
        cumulative effect..............................             6             6                 12             12
     Income tax expense................................            (2)           (2)                (4)            (4)
                                                               ------        ------             ------         ------
     Amortization of SFAS No. 133
        cumulative effect, net of tax..................             4             4                  8              8
                                                               ------        ------             ------         ------

        Total comprehensive income.....................      $ 24,755      $ 21,744           $ 47,488       $ 32,601

                                                               ======        ======             ======         ======

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe", "anticipate", "expect", "intend", "plan" or "estimate". For example, our forward-looking statements include statements regarding:

        o   our anticipated inventory levels and future net sales results;

        o our growth plans, including our plans to add, expand or relocate stores;

        o the possible effect of inflation and other economic changes on our future costs and profitability;

        o our cash needs, including our ability to fund our future capital expenditures and working capital requirements; and

        o the possible effect of changes in generally accepted accounting principles relating to special purpose entities.

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

        o Our sales may be below expectations during the Christmas selling season, particularly this year since there are six fewer selling days between Thanksgiving and Christmas, which may cause our operating results to suffer materially.

        o Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, wage levels, inflation, competition and other adverse economic factors.

        o Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers. For example, Wal-Mart is operating an in-store "dollar store" concept in some of its stores.

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

        o Disruptions in receiving shipments at west coast ports due to a threatened strike by the International Longshore and Warehouse Union.

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

     Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We generally do not issue financial forecasts or projections, and we do not, by policy, confirm those issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Results of Operations

The Three Months Ended June 30, 2002 Compared To The Three Months Ended June 30, 2001

     Net Sales. Net sales increased 13.2% in the second quarter of 2002 compared to the same period in 2001. This $58.2 million increase in net sales resulted from sales at new stores partially offset by a 2.5% decrease in comparable store net sales. In computing our comparable store net sales, we include the positive effect of our expanded and relocated stores. The decrease in our comparable store net sales resulted primarily from the shift of the Easter holiday from the second quarter in 2001 to the first quarter of 2002.

     At June 30, 2002, we operated 2,105 stores with 11.4 million selling square feet compared to 1,863 stores with 9.1 million selling square feet for the same period in 2001. We opened 82 stores, expanded 22 stores and closed 8 stores in the second quarter of 2002, compared to 89 stores opened, 22 stores expanded, and 7 stores closed in the second quarter of 2001. In the second quarter of 2002, we added approximately 0.7 million selling square feet, of which approximately 0.1 million selling square feet was added through expanding existing stores.

     Gross Profit. Our gross profit as a percentage of net sales is called our gross profit margin. Gross profit margin increased to 36.1% in the second quarter of 2002 compared to 35.7% in the second quarter of 2001. The increase in gross profit margin is primarily due to the following:

        o improved shrink in our stores, particularly in our Dollar Express stores, and adjustments to distribution center shrink in connection with our supply chain implementation;

        o improved markdowns due to better inventory flow, good seasonal sell through, and lower inventory levels on a per store basis.

These improvements were partially offset by an increase in occupancy costs, as a percentage of net sales, due to a loss of leverage resulting from the 2.5% decrease in comparable store net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.3% in the second quarter of 2002 compared to the same period in 2001. Expressed as a percentage of net sales, selling, general and administrative expenses remained unchanged at 27.7% for the second quarter of 2002. Selling, general and administrative expenses for the second quarter of 2002 reflect a reduction in payroll-related costs which was offset by an increase in depreciation and amortization expense compared to the second quarter of 2001. The reduction in payroll-related costs is due in part to the results of various expense-management initiatives, which allowed us to minimize the loss of leverage on our selling, general and administrative expenses during the second quarter of 2002. The increase in depreciation and amortization expense resulted primarily from the implementation of our supply chain systems in April 2002, as well as accelerated depreciation of store registers being replaced by our new point-of-sale systems. Our new and expanded stores also contributed to the increase in depreciation expense. We have spent approximately $27.0 million on our new supply chain systems, which are being depreciated generally over a five-year period. In addition, effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of SFAS No.
142. We recorded approximately $0.5 million of goodwill amortization in the second quarter of 2001.

     Operating Income. Due to the reasons discussed above, operating income increased as a percentage of net sales to 8.4% in the second quarter of 2002 compared to 8.0% in the same period of 2001.

     Interest Income/Expense. Interest income decreased to $0.8 million in the second quarter of 2002 from $1.2 million in the second quarter of 2001. This decrease resulted from decreases in interest rates earned on our investments partially offset by increased levels of cash and cash equivalents and short-term investments for the second quarter of 2002. Interest expense decreased to $1.1 million for the second quarter of 2002 compared to $1.4 million for the same period in 2001 due to repayments of long-term debt and a decrease in interest on capitalized leases.

     Changes in Fair Value of Non-hedging Interest Rate Swaps. The $0.8 million expense is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The decrease in their fair values for the quarter is primarily the result of a downward adjustment to the forward interest rate yield curve. Due to many variables, our management is not able to predict changes in the fair values of our interest rate swaps.

The Six Months Ended June 30, 2002 Compared To The Six Months Ended June 30,
2001

     Net Sales. Net sales increased 19.4% for the first six months of 2002 compared to the same period in 2001. We attribute this $160.5 million increase in net sales to increased sales at our new and expanded stores in addition to a 2.0% increase in our comparable store net sales in the first half of 2002.

     For the first six months of 2002, we opened 148 stores, expanded 51 stores and closed 18 stores, compared to 149 stores opened, 53 stores expanded, and 15 stores closed in the first six months of 2001. In the first half of 2002, we added approximately 1.3 million selling square feet, of which approximately 0.2 million selling square feet was added through expanding existing stores.

     We anticipate net sales will increase approximately 18%-19% for the full year 2002 based on an underlying comparable store net sales increase of approximately 1%-2% for the remainder of 2002. Management continues to plan inventory levels to support this growth in net sales. In addition, there are six fewer selling days between Thanksgiving and Christmas this year, which could have a significant impact on our fourth quarter net sales.

     Gross Profit. Our year-to-date gross profit margin increased to 35.8% in 2002 compared to 34.9% in 2001. The increase in gross profit margin for the first half of 2002 is primarily due to improved inventory shrink. This improvement is the result of lower shrink in our Dollar Express stores and our Philadelphia distribution network and adjustments to our distribution center shrink in connection with our supply chain management system implementation.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.9% in the first half of 2002 compared to the same period in 2001. Expressed as a percentage of net sales, selling, general and administrative expenses decreased to 27.8% for the first six months of 2002 compared to 28.4% for the same period in 2001. The improvement in selling, general and administrative expenses, as a percentage of net sales, is primarily due to savings achieved as a result of our implementation of various expense-management initiatives, particularly with regard to payroll-related expenses, partially offset by an increase in depreciation and amortization expense. The increase in depreciation and amortization expense, resulted primarily from the implementation of our supply chain systems in April 2002, as well as accelerated depreciation of store registers being replaced by our new point-of-sale systems. Our new and expanded stores also contributed to the increase in depreciation expense. In addition, effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of SFAS No.
142. We recorded approximately $1.0 million of goodwill amortization in the first half of 2001.

     We expect depreciation and amortization expense to be approximately $19.0 million in the third quarter and $20.0 million in the fourth quarter of 2002.

     Operating Income. Due to the reasons discussed above, operating income increased as a percentage of net sales to 7.9% for the first six months of 2002 from 6.4% for the same period in 2001.

     We expect modest operating income margin improvement based on an underlying comparable store net sales increase of approximately 1%-2% over the third and fourth quarters of 2002 as we continue to implement store-level expense management initiatives.

     Interest Income/Expense. Interest income decreased $0.8 million in the first six months of 2002 compared to the first six months of 2001. This decrease resulted from decreases in interest rates earned on our investments partially offset by increased levels of cash and cash equivalents for the first half of 2002. Interest expense decreased to $2.4 million in the first half of 2002 from $2.6 million in the first half of 2001 due to repayments of long-term debt and a decrease in interest on capitalized leases.

Liquidity and Capital Resources

     Our business requires capital to open new stores and operate existing stores. Our working capital requirements for existing stores consist primarily of inventory purchases, which are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and funded our store opening and expansion programs from internally generated funds and borrowings under our credit facilities.

     The following table compares cash-related information for the six months ended June 30, 2002 and 2001:

                                                                                    Six months ended
                                                                                        June 30,
                                                                             -----------------------------
                                                                              2002                   2001
                                                                              ----                   ----
                                                                                    (In millions)
         Net cash provided by (used in):
              Operating activities................................          $(21.8)                 $(22.1)
              Investing activities................................           (84.8)                  (62.8)
              Financing activities................................            29.0                    (5.6)

     The $22.0 million increase in cash used in investing activities was primarily the result of short-term investment purchases and increased capital expenditures associated with new and expanded stores in 2002. The purchased short-term investments primarily consist of fixed-rate commercial paper.

     The $34.6 million increase in cash provided by financing activities was primarily the result of the following:

        o We received $27.9 million more cash pursuant to stock-based compensation plans in 2002 compared to 2001 because of increased stock option exercises, which we believe resulted from our increased stock price as compared to the prior year.

        o We received cash from the settlement of merger-related contingencies related to the Dollar Express merger. We also received approximately 56,400 shares of common stock in settlement of these contingencies.

     At June 30, 2002, our long-term borrowings were $31.0 million and our capitalized lease obligations were $23.4 million. We had $50.0 million available through our bank facility. We also have $125.0 million available under our Letter of Credit Reimbursement and Security Agreement, of which approximately $86.3 million was committed to letters of credit issued for routine purchases of imported merchandise.

Operating Leases

     We have entered into operating leases known as synthetic leases for four of our distribution centers. Effective March 12, 2001, we entered into an operating lease facility for $165.0 million, of which approximately $113.5 million is committed to the Stockton, Briar Creek and Savannah distribution centers as of June 30, 2002. Under this type of agreement, an unrelated third party, in the form of a special purpose entity, borrows funds under a construction agreement, purchases the property, pays for the construction costs and subsequently leases the facility to us. Because these arrangements are accounted for as operating leases, the related fixed assets and lease liabilities are not included in our balance sheets. The termination date of this operating lease facility is March 2006.

     We committed $41.0 million during the first quarter of 2002 for our new Marietta distribution center that is scheduled to open in early 2003. As a result, our total commitment under the lease facility is $154.5 million. The Marietta distribution center is being constructed to our specifications by an unrelated third party, who is serving as the developer, subject to the terms and conditions of a development agreement between the developer and us. The special purpose entity provided the developer a $41.0 million construction loan. We guaranteed approximately 89.9% of the amount outstanding under the loan as defined in the development agreement. At June 30, 2002, we had guaranteed $2.0 million under this agreement. The developer will satisfy the construction loan no later than March 2003, at which time we have the option to lease the distribution center under the lease facility or purchase the distribution center outright.

     The lease facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur.

     Changes have been proposed to the current accounting standards for special purpose entities. If these changes are adopted as proposed, we would have three options regarding the accounting treatment for our special purpose entity and the associated synthetic leases:

        o We could maintain the leases and consolidate the special purpose entity which would result in recording the distribution center assets and the related capital lease on our balance sheet in addition to our recognizing depreciation and interest expense rather than rent expense.

        o We could buy out the leases with existing cash and record the distribution center assets.

        o We expect that we would be able to restructure the leases and maintain the synthetic lease treatment, which would require initial costs to change the structure of the facility and possibly, higher borrowing costs.

Once the proposed changes are finalized, we will decide which option to implement. As a result, our future results of operations and financial condition could be adversely affected.

New Accounting Pronouncements

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

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting of costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.

The standard requires an entity to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, and to subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 is effective prospectively after December 31, 2002. Our management does not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging. Certain of our interest rate swaps do not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because they contain provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.

Interest Rate Risk

     The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at June 30, 2002:


       Hedging                 Receive         Pay             Knockout
      Instrument              Variable         Fixed            Rate              Expiration            Fair Value
------------------------ ------------------ -------------- ------------------- -------------------- ---------------------

    $19.0 million              LIBOR           4.88%            7.75%              4/1/09             ($  920,000)
  interest rate swap

    $10.0 million              LIBOR           6.45%            7.41%              6/2/04             ($  651,000)
  interest rate swap


    $5.0 million               LIBOR           5.83%            7.41%              6/2/04             ($  268,000)
  interest rate swap

    $25.0 million              LIBOR           5.43%             N/A              3/12/06             ($1,255,000)
  interest rate swap


Due to many variables, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

     There have been no material changes in our interest rate risk exposure during the first six months of 2002.

Foreign Currency Risk

     There have been no material changes to our market risk exposures resulting from foreign currency transactions during the six months ended June 30, 2002.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     From time to time we are defendants in ordinary, routine litigation and proceedings incidental to our business, including:

        o   employment and lease related matters;

        o product safety matters, including product recalls by the Consumer Product Safety Commission;

        o   personal injury claims; and

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our Annual Meeting of Shareholders held on May 30, 2002, the following people were re-elected to the Board of Directors:

                                          Votes For             Votes Withheld

    Macon F. Brock, Jr.                  82,529,475                 24,338,737
    Richard G. Lesser                   104,992,384                  1,875,828

Item 5. OTHER INFORMATION

Grant of Options to Directors

     On May 29, 2002, we granted options to purchase 6,000 shares of common stock each to Messrs. Doczi, Lesser, Megrue, Saunders, and Wurtzel, as continuing non-employee directors. In addition, the Compensation Committee of the Board of Directors awarded Mr. Perry 6,000 options shares in his capacity as Chairman Emeritus. All of these options were granted under the Stock Incentive Plan and are immediately exercisable at an exercise price of $37.28 per share.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

18.      Independent Auditors' Preferability Letter

99.1     Chief Executive Officer Certification

99.2     Chief Financial Officer Certification

(b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the second quarter of 2002:

     1. Report on Form 8-K, filed April 26, 2002, included the earnings results for the quarter ended March 31, 2002 and an outlook for the remainder of 2002.

     2. Report on Form 8-K, filed May 31, 2002, included announcement of participation in the U.S. Bancorp Piper Jaffray Conference and the results of the Annual Meeting of Shareholders.

     Also, in the third quarter of 2002, we filed one report on Form 8-K:

     1. Report on Form 8-K, filed July 30, 2002, included the earnings results for the quarter ended June 30, 2002 and an outlook for the remainder of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         August 14, 2002

                            DOLLAR TREE STORES, INC.




                           By: /s/ Frederick C. Coble
                               --------------------------
                               Frederick C. Coble
                               Chief Financial Officer
                               (principal financial and accounting officer)