Form 10-Q
period 2002-09-30
DOLLAR TREE STORES INC
filed 2002-11-14
CIK 935703

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 2002


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

                           Yes (X)                   No ( )

As of November 8, 2002, there were 114,173,864 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                               AND SUBSIDIARIES

                                      INDEX

                  PART I.  FINANCIAL INFORMATION                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
          September 30, 2002 and December 31, 2001.......................   3

         Condensed Consolidated Income Statements Three months
          and nine months ended September 30, 2002 and 2001..............   4

         Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 2002 and 2001..................   5

         Notes to Condensed Consolidated Financial Statements............   6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  17

Item 4. Controls and Procedures..........................................  18

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................  19

Item 6. Exhibits and Reports on Form 8-K.................................  19

            Signatures...................................................  21

            Certifications...............................................  21


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                       September 30,      December 31,
                                                                                           2002               2001
                                                                                       ------------       ------------

                                            ASSETS
Current assets:
     Cash and cash equivalents....................................................  $        81,433       $     236,653
     Short-term investments (Note 2)..............................................            5,500                  --
     Merchandise inventories (Note 5).............................................          533,871             296,473
     Deferred tax asset...........................................................           10,687               8,877
     Prepaid expenses and other current assets....................................           12,601              18,776
                                                                                          ---------             -------

         Total current assets.....................................................          644,092             560,779

Property and equipment, net.......................................................          330,742             279,011
Deferred tax asset................................................................            8,796               7,436
Goodwill (Note 5).................................................................           38,358              38,358
Other assets (Note 5).............................................................           17,576              16,464
                                                                                          ---------             -------

         TOTAL ASSETS.............................................................  $     1,039,564       $     902,048
                                                                                          =========             =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt............................................  $        25,000       $      25,000
     Accounts payable.............................................................          133,751              68,653
     Income taxes payable.........................................................            7,595              38,848
     Other current liabilities....................................................           49,634              63,656
     Current installments of obligations under
       capital leases.............................................................            4,025               3,865
                                                                                          ---------             -------

         Total current liabilities................................................          220,005             200,022

Long-term debt, excluding current portion.........................................            6,000              12,000
Obligations under capital leases, excluding current
  installments....................................................................           18,361              21,506
Other liabilities ................................................................           28,070              16,784
                                                                                          ---------             -------

         Total liabilities........................................................          272,436             250,312
                                                                                          ---------             -------

Shareholders' equity (Note 6):
     Common stock, par value $0.01. Authorized
       300,000,000 shares, 114,116,643 shares
       issued and outstanding at September 30, 2002
       and 112,505,658 shares issued and
       outstanding at December 31, 2001...........................................            1,141               1,125
     Additional paid-in capital...................................................          215,966             167,151
     Accumulated other comprehensive loss.........................................           (1,355)               (378)
     Unearned compensation........................................................             (129)                 --
     Retained earnings............................................................          551,505             483,838
                                                                                          ---------             -------
         Total shareholders' equity...............................................          767,128             651,736

Commitments (Note 3)..............................................................               --                  --
                                                                                          ---------             -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................  $     1,039,564       $     902,048
                                                                                          =========             =======


      See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                  ---------------------------       ----------------------
                                                                     2002           2001               2002          2001
                                                                     ----           ----               ----          ----

Net sales     .........................................         $   513,504     $  444,745       $  1,501,707   $  1,272,425
Cost of sales (Note 5).................................             330,921        290,450            965,768        829,582
                                                                    -------        -------          ---------      ---------
         Gross profit..................................             182,583        154,295            535,939        442,843
                                                                    -------        -------          ---------      ---------

Selling, general and administrative
  expenses (Note 5)....................................             148,487        128,475            423,600        363,839
                                                                    -------        -------          ---------      ---------

        Operating income...............................              34,096         25,820            112,339         79,004
                                                                    -------        -------          ---------      ---------

Other income (expense):
     Interest income...................................                 680            513              2,736          3,345
     Interest expense..................................              (1,072)        (1,276)            (3,437)        (3,925)
     Changes in fair value of non-hedging
       interest rate swaps.............................              (1,382)        (1,379)            (1,611)        (1,974)
                                                                    -------        -------          ---------      ---------
         Total other income (expense)..................              (1,774)        (2,142)            (2,312)        (2,554)
                                                                    -------        -------          ---------      ---------

         Income before income taxes....................              32,322         23,678            110,027         76,450

Provision for income taxes.............................              12,444          9,126             42,360         29,457
                                                                    -------        -------          ---------      ---------

         Net income (Note 6)...........................         $    19,878     $   14,552       $     67,667   $     46,993
                                                                    =======        =======          =========      =========

Net income per share (Notes 4 and 5):
        Basic ......................................            $      0.17     $     0.13       $       0.60   $       0.42
      Diluted..........................................         $      0.17     $     0.13       $       0.59   $       0.42


                                 See accompanying Notes to Condensed Consolidated Financial Statements



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                             ---------------------
                                                                                             2002             2001
                                                                                             ----             ----
Cash flows from operating activities:
     Net income...................................................................      $    67,667       $   46,993
     Adjustments to reconcile net income to net cash..............................
       used in operating activities:
         Depreciation and amortization............................................           51,779           38,781
         Loss on disposal of property and equipment...............................            1,585            1,222
         Change in fair value of non-hedging interest
           rate swaps.............................................................            1,611            1,974
         Provision for deferred income taxes......................................           (2,548)          (3,547)
         Tax benefit of stock option exercises....................................           10,569            1,418
         Other non-cash adjustments to net income.................................              219               11
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
           Merchandise inventories................................................         (237,398)        (179,696)
           Prepaid expenses and other current assets..............................            6,200            8,143
           Other assets...........................................................             (816)            (982)
           Accounts payable.......................................................           65,098           60,316
           Income taxes payable...................................................          (31,253)          (4,626)
           Other current liabilities..............................................          (14,022)          (7,397)
           Other liabilities......................................................            8,059            5,995
                                                                                            -------          -------
              Net cash used in operating activities...............................          (73,250)         (31,395)
                                                                                            -------          -------

Cash flows from investing activities:
     Capital expenditures.........................................................         (104,780)         (98,064)
     Purchase of short-term investments...........................................          (16,500)              --
     Proceeds from maturities of short-term investments...........................           11,000               --
     Settlement of merger-related contingencies...................................            6,688               --
     Acquisition of favorable lease rights........................................             (813)              --
     Proceeds from sale of property and equipment.................................               14               48
                                                                                            -------          -------
              Net cash used in investing activities...............................         (104,391)         (98,016)
                                                                                            -------          -------

Cash flows from financing activities:
     Repayment of long-term debt and facility fees................................           (6,025)          (6,239)
     Principal payments under capital lease obligations...........................           (2,853)          (2,661)
     Proceeds from stock issued pursuant to stock-based
       compensation plans.........................................................           31,299            5,764
     Repurchase of common stock...................................................               --           (3,775)
                                                                                            -------          -------
              Net cash provided by (used in) financing
                activities........................................................           22,421           (6,911)
                                                                                            -------          -------


Net decrease in cash and cash equivalents.........................................         (155,220)        (136,322)
Cash and cash equivalents at beginning of period..................................          236,653          181,166
                                                                                            -------          -------

Cash and cash equivalents at end of period........................................      $    81,433       $   44,844
                                                                                            =======          =======

Supplemental disclosure of cash flow information: Cash paid for:
         Interest.................................................................      $     2,599       $    3,513
         Income taxes.............................................................      $    66,314       $   36,216

         See accompanying Notes to Condensed Consolidated Financial Statements


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements at September 30, 2002, and for the three- and nine-month periods then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 2001 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2001.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001, contained in the Company's Annual Report on Form 10-K filed March 14, 2002. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

     Certain 2001 amounts have been reclassified for comparability with the 2002 financial statement presentation.

2.   SHORT-TERM INVESTMENTS

     The Company's short-term investments consist primarily of government-sponsored commercial paper with remaining maturities of more than 90 days at the time of purchase. These investments are classified as held-to-maturity and carried at amortized cost, which approximates fair value.

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

     Generally, under this type of agreement, an unrelated third party in the form of a special purpose entity borrows funds under a construction agreement, purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The lease requires the Company to provide a residual value guarantee and includes a purchase option based on the outstanding property costs plus any unpaid interest and rents under the lease agreement. These agreements are typically referred to as synthetic leases. Each reporting period, the Company estimates its liability under the residual value guarantee and, if necessary, records additional rent expense on a straight-line basis over the remaining lease term. No liability was recorded as of September 30, 2002 and December 31, 2001.

     During the first quarter of 2002, the Company committed an additional $41.0 million to the Company's new Marietta, Oklahoma distribution center under its existing Lease Facility. As a result, the total commitment under the Lease Facility is approximately $154.5 million. The Marietta distribution center is being constructed to the Company's specifications by an unrelated third party, who is serving as the developer, subject to the terms and conditions of a development agreement with the Company. The special purpose entity provided the developer a $41.0 million construction loan, of which the Company guaranteed approximately 89.9% of the amount outstanding under the loan as defined in the development agreement. At September 30, 2002, the Company had guaranteed $13.9 million under this agreement. The construction loan will be satisfied by the developer no later than March 2003, at which time the Company has the option to lease the distribution center under the Lease Facility or purchase the distribution center outright.

4.   NET INCOME PER COMMON SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                                       Three months ended            Nine months ended
                                                                          September 30,                 September 30,
                                                                  ---------------------------     ------------------------
                                                                       2002          2001            2002         2001
                                                                       ----          ----            ----         ----
                                                                            (In thousands, except per share data)
Basic net income per share:
     Net income   ....................................              $ 19,878      $ 14,552        $ 67,667       $ 46,993
                                                                     =======       =======         =======        =======
     Weighted average number of
        common shares outstanding.............................       114,108       112,363         113,459        112,214
                                                                     =======       =======         =======        =======

          Basic net income per share..........................      $   0.17      $   0.13        $   0.60       $   0.42
                                                                     =======       =======         =======        =======

Diluted net income per share:
     Net income   ....................................              $ 19,878      $ 14,552        $ 67,667       $ 46,993
                                                                     =======       =======         =======        =======
     Weighted average number of
        common shares outstanding.............................       114,108       112,363         113,459        112,214
     Dilutive effect of stock options and
        restricted stock (as determined by
        applying the treasury stock method)...................           640           874           1,058            737
                                                                     -------        ------         -------        -------
     Weighted average number of common
        shares and dilutive potential
        common shares outstanding.............................       114,748       113,237         114,517        112,951
                                                                     =======       =======         =======        =======

           Diluted net income per share.......................      $   0.17      $   0.13        $   0.59       $   0.42
                                                                     =======       =======         =======        =======

     At September 30, 2002 and 2001, 1,787,660 and 721,049, respectively, stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

     On March 11, 2002, the Board of Directors granted options to employees under the Company's Stock Incentive Plan to purchase 1,613,300 shares of the Company's common stock at an exercise price of $31.62 per share. In addition, on May 29, 2002, options to purchase 30,000 and 6,000 shares of common stock at an exercise price of $37.28 per share were granted to five non-employee directors and the Chairman Emeritus, respectively. The exercise price of both grants represents the fair market value of the Company's stock at the dates of the respective grants.

5.   ACCOUNTING CHANGES

Inventory

     During the second quarter of 2002, the Company changed its method of accounting for its merchandise inventories from the first-in, first-out method to the weighted-average cost method following the implementation of its new inventory management system. The Company believes this change is preferable because it more accurately measures the cost of the Company's merchandise inventories and more accurately matches revenues and costs. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The cumulative effect of the accounting change at January 1, 2002 was not material. In addition, there was no material impact to the first and second quarter 2002 financial statements as a result of this change in accounting principle. Additional pro forma disclosures of the impact of the change on prior periods as required under Accounting Principles Board Opinion No. 20, "Accounting Changes" are not provided since weighted-average cost information was not available from the prior inventory management system; however, the Company does not believe the effects would have been material.

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

Intangible Assets
     At January 1, 2002, the Company's intangible assets consisted of non-compete agreements with former shareholders of a company acquired by the Company in 1998. These assets are being amortized over the legal terms of the individual agreements, which is generally a ten-year period. At September 30, 2002 and December 31, 2001, the carrying value of these agreements was $2.6 million and $3.0 million, respectively, which is net of $1.8 million and $1.4 million, respectively, of accumulated amortization.

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

Goodwill
     At September 30, 2002 and December 31, 2001, the carrying value of goodwill was $38.4 million. In accordance with SFAS No. 142, goodwill is no longer being amortized, but is tested at least annually for impairment. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

     The following table reconciles reported net income and net income per share for the three- and nine-month periods ended September 30, 2002 and 2001 to net income and net income per share that would have been recorded if SFAS No. 142 were effective for each of the periods presented:

                                                                      Three months ended Nine months ended
                                                                     September 30,             September 30,
                                                                     -------------             -------------

                                                                 2002          2001          2002         2001
                                                                 ----          ----          ----         ----
                                                (In thousands, except per share data)
Reconciliation of net income:
     Net income......................................          $ 19,878      $ 14,552     $ 67,667     $ 46,993
     Add back: Goodwill amortization
        (net of tax).................................                --           310           --          931
                                                                 ------        ------       ------       ------
     Adjusted net income.............................          $ 19,878      $ 14,862     $ 67,667     $ 47,924
                                                                 ======        ======       ======       ======

Basic net income per share:
     Net income......................................          $   0.17      $   0.13     $   0.60     $   0.42
     Goodwill amortization...........................                --            --           --         0.01
                                                                 ------        ------       ------       ------
     Adjusted net income.............................          $   0.17      $   0.13     $   0.60     $   0.43
                                                                 ======        ======       ======       ======

Diluted net income per share:
     Net income......................................          $   0.17      $   0.13     $   0.59     $   0.42
     Goodwill amortization...........................                --            --           --           --
                                                                 ------        ------       ------       ------
     Adjusted net income.............................          $   0.17      $   0.13     $   0.59     $   0.42
                                                                 ======        ======       ======       ======


6.   COMPREHENSIVE INCOME

     The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

                                                               Three months ended             Nine months ended
                                                                  September 30,                September 30,
                                                            --------------------------    ------------------------
                                                               2002            2001         2002           2001
                                                               ----            ----         ----           ----
                                                                (In thousands)                 (In thousands)

     Net income........................................      $ 19,878       $ 14,552     $ 67,667        $ 46,993
                                                               ------         ------       ------          ------
     Cumulative effect of change
        in accounting for derivative
        financial instruments(net of
        $44 tax expense)...............................            --             --           --              70

     Fair value adjustment-derivative
       cash flow hedging instruments...................        (1,105)        (2,206)      (1,616)         (1,989)
     Income tax benefit................................           426            850          628             766
                                                               ------         ------       ------          ------
     Fair value adjustment, net of tax.................          (679)        (1,356)        (988)         (1,223)
                                                               ------         ------       ------          ------

     Amortization of SFAS No. 133
        cumulative effect..............................             6              6           18              18
     Income tax expense................................            (3)            (3)          (7)             (7)
                                                               ------         ------       ------          ------
     Amortization of SFAS No. 133
        cumulative effect, net of tax...............                3              3           11              11
                                                               ------         ------       ------          ------

        Total comprehensive income.....................      $ 19,202       $ 13,199     $ 66,690        $ 45,851
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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe", "anticipate", "expect", "intend", "plan" or "estimate". For example, our forward-looking statements include statements regarding:

     o our anticipated inventory levels, operating profit margin, and future net sales results, including comparable store net sales results;

     o the effect of west coast port disruptions associated with the International Longshore and Warehouse Union labor disputes;

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

     o We could fail to meet our goals for opening, expanding, or relocating stores on a timely basis, which could cause our sales to suffer. We may not anticipate all the challenges that our expanding operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitability. In addition, new or expanded stores will cause sales at nearby existing stores to suffer.

     o We could fail to hire or retain key employees, which could cause our sales and profitability to suffer.

     o Our sales may be below expectations during the Christmas selling season, particularly this year since there are six fewer selling days between Thanksgiving and Christmas, which may cause our operating results to suffer materially.

     o Our profitability is vulnerable to future increases in competition, and operating and merchandise costs including shipping rates, freight costs, wage levels, inflation, and other adverse economic factors because we sell goods at the fixed $1.00 price point.

     o Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail segment. For example, Wal-Mart is operating an in-store "dollar store" concept in some of its stores.

     o Unforeseen disruptions or costs in operating and expanding our systems, including our receiving and distribution systems, could harm our sales and profitability.

     o Our merchandise mix relies heavily on imported goods. An increase in the cost or disruption of the flow of these goods may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. For example, we could experience future increased costs or delays in receiving shipments due to work disruptions or slowdowns by the International Longshore and Warehouse Union or subsequent container shortages overseas. In addition, products and alternative sources may also be of lesser quality and more expensive than those we currently import.

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

Results of Operations

The Three Months Ended September 30, 2002 Compared To The Three Months Ended September 30, 2001

     Net Sales. Net sales increased 15.5% in the third quarter of 2002 compared to the same period in 2001. This $68.8 million increase in net sales resulted primarily from increased sales at our new stores and a 0.2% increase in our comparable store net sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

     At September 30, 2002, we operated 2,179 stores with 12.2 million selling square feet compared to 1,935 stores with 9.7 million selling square feet for the same period in 2001. We opened 83 stores, expanded 32 stores and closed 9 stores in the third quarter of 2002, compared to 79 stores opened, 41 stores expanded, and 7 stores closed in the third quarter of 2001. In the third quarter of 2002, we added approximately 0.8 million selling square feet, of which approximately 0.2 million selling square feet was added through expanding existing stores.

     Gross Profit. Our gross profit as a percentage of net sales is called our gross profit margin. Gross profit margin increased to 35.6% in the third quarter of 2002 compared to 34.7% in the third quarter of 2001. The increase in gross profit margin is primarily attributed to the following:

     o lower distribution costs, as a percentage of net sales, resulting primarily from increased inventory levels, which caused a higher percentage of these costs to be capitalized. Improved efficiencies and productivity also contributed to our lower distribution costs.

     o  improved shrink results particularly in our Dollar Express stores.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15.6% in the third quarter of 2002 compared to the same period in 2001. Expressed as a percentage of net sales, selling, general and administrative expenses remained unchanged at 28.9% for the third quarter of 2002 compared to the third quarter of 2001. Selling, general and administrative expenses for the third quarter of 2002 compared to the third quarter of 2001 reflect lower expenses attributed to:

     o improvements in payroll-related costs due in part to the results of our continued focus on and better management of labor costs;

     o the absence of a one-time charge of $1.7 million, that was recorded during the third quarter of 2001, related to a terminated distribution center lease; and

     o our cessation of amortization of goodwill, effective January 1, 2002, in accordance with the provisions of SFAS No. 142. During the third quarter of 2001, we recorded approximately $0.5 million of goodwill amortization.

     The benefits of these lower expenses were offset by increased store operating expenses and increased depreciation costs. The increased depreciation costs were associated with our new supply chain technology, our store relocation and expansion program, and the opening of larger stores.

     Operating Income. Due to the reasons discussed above, operating income increased as a percentage of net sales to 6.6% in the third quarter of 2002 compared to 5.8% in the same period of 2001.

     Interest Income/Expense. Interest income increased $0.2 million to $0.7 million in the third quarter of 2002 over the third quarter of 2001. This increase resulted primarily from increases in our cash and cash equivalent balances partially offset by a decrease in interest rates earned on our investments. Interest expense decreased to $1.1 million for the third quarter of 2002 compared to $1.3 million for the same period in 2001 due to repayments of long-term debt and a decrease in interest on capitalized leases.

     Changes in Fair Value of Non-hedging Interest Rate Swaps. The $1.4 million expense for the third quarters of 2002 and 2001 is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No.
133. The expense realized in the third quarter of 2002 is primarily due to the downward adjustment to the forward interest rate yield curve. Due to many variables, our management is not able to predict changes in the fair values of our interest rate swaps.

The Nine Months Ended September 30, 2002 Compared To The Nine Months Ended September 30, 2001

     Net Sales. Net sales increased 18.0% for the first nine months of 2002 compared to the same period in 2001. We attribute this $229.3 million increase in net sales to increased sales at our new and expanded stores in addition to a 1.5% increase in our comparable store net sales year-to-date 2002. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

     For the first nine months of 2002, we opened 231 stores, expanded 83 stores and closed 27 stores, compared to 228 stores opened, 94 stores expanded, and 22 stores closed for the first nine months of 2001. During 2002, we opened larger stores than originally planned, which required us to shift our store openings to later in the third quarter and shift some store openings into the fourth quarter. In the first three quarters of 2002, we added approximately 2.1 million selling square feet, of which approximately 0.4 million selling square feet was added through expanding existing stores. Larger stores take longer to negotiate, build out and open compared to our smaller square footage stores and generally have lower net sales per square foot than our smaller stores. Our square footage growth in the future will come primarily from larger stores.

     In the fourth quarter of 2002, we expect net sales to increase approximately 15-16% compared to the fourth quarter of 2001 to $825-$830 million. Our expectations are based on flat comparable store net sales and our projected store-opening plans for the remainder of 2002. In addition, because we have received substantially all of our Christmas merchandise, we do not expect any material impact in the fourth quarter of 2002 from the west coast port disruptions associated with the International Longshore and Warehouse Union labor disputes.

     Gross Profit. Our year-to-date gross profit margin increased to 35.7% in 2002 compared to 34.8% in 2001. The increase in gross profit margin for the first nine months of 2002 is primarily due to improved inventory shrink. This improvement is primarily attributed to lower shrink in our Dollar Express stores and our Philadelphia distribution network and adjustments to our distribution center shrink in connection with our supply chain management system implementation.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.4% in the first nine months of 2002 compared to the same period in 2001. Expressed as a percentage of net sales, selling, general and administrative expenses decreased to 28.2% for the first nine months of 2002 compared to 28.6% for the same period in 2001. The improvement in selling, general and administrative expenses, as a percentage of net sales, is primarily due to savings achieved from our implementation of various expense-management initiatives, particularly with regard to payroll-related expenses, partially offset by an increase in depreciation and amortization expense. The increase in depreciation and amortization expense resulted primarily from depreciation costs associated with our new supply chain technology, our store relocation and expansion program, and the opening of new larger stores. In addition, effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of SFAS No. 142. We recorded approximately $1.5 million of goodwill amortization for the first nine months of 2001.

     Operating Income. Due to the reasons discussed above, operating income increased as a percentage of net sales to 7.5% for the first nine months of 2002 from 6.2% for the same period in 2001.

     We expect fourth quarter 2002 operating profit margin to be consistent with the prior year, which was approximately 17.5%, given our sales guidance discussed above.

     Interest Income/Expense. Interest income decreased $0.6 million in the first nine months of 2002 compared to the first nine months of 2001. This decrease resulted from decreases in interest rates earned on our investments partially offset by increased levels of cash and cash equivalents for the first nine months of 2002. Interest expense decreased to $3.4 million in the first nine months of

2002 from $3.9 million for the same period in 2001 due to repayments of our long-term debt and a decrease in interest on our capitalized leases.

Liquidity and Capital Resources

     Our business requires capital to open new stores and operate existing stores. Our working capital requirements for existing stores consist primarily of inventory purchases, which are seasonal in nature and typically reach their peak in September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and funded our store opening and expansion programs from internally generated funds and borrowings under our credit facilities.

     The following table compares cash-flow related information for the nine months ended September 30, 2002 and 2001:

                                                                                  Nine months ended
                                                                                       September 30,
                                                                               -----------------------
                                                                                  2002          2001
                                                                                  ----          ----
                                                                                     (In millions)
         Net cash provided by (used in):
              Operating activities................................              $ (73.3)        $(31.4)
              Investing activities................................               (104.4)         (98.0)
              Financing activities................................                 22.4           (6.9)

     The $41.9 million increase in cash used in operating activities is primarily attributed to:

     o increased cash expenditures for inventory associated with our typical seasonality;

     o  the timing of income tax payments;

     o partially offset by increased net income net of non-cash expense adjustments.

     The $6.4 million increase in cash used in investing activities was primarily the result of the following:

     o increased capital expenditures associated with our new and expanded stores in 2002 and purchases of short-term fixed-rate government-sponsored commercial paper;

     o partially offset by proceeds from the maturities of our short-term fixed-rate government-sponsored commercial paper and the cash proceeds received from the settlement of merger-related contingencies associated with the Dollar Express merger. We also received approximately 56,700 shares of common stock in settlement of these contingencies.

     The $29.3 million increase in cash provided by financing activities was primarily attributed to $27.9 million more cash received pursuant to stock-based compensation plans in 2002 compared to 2001 because of increased stock option exercises. In addition, during the third quarter of 2001, we repurchased shares totaling $3.8 million.

     At September 30, 2002, our long-term borrowings were $31.0 million and our capitalized lease obligations were $22.4 million. We have $50.0 million available through our bank facility. We also have $125.0 million available under our Letter of Credit Reimbursement and Security Agreement, of which approximately $52.9 million was committed to letters of credit issued for routine purchases of imported merchandise.

Operating Leases

     We have entered into operating leases known as synthetic leases for four of our distribution centers. Effective March 12, 2001, we entered into an operating lease facility for $165.0 million, of which approximately $113.5 million is committed to the Stockton, Briar Creek and Savannah distribution centers. Under this type of agreement, an unrelated third party, in the form of a special purpose entity, borrows funds under a construction agreement, purchases the property, pays for the construction costs and subsequently leases the facility to us. Because these arrangements are accounted for as operating leases, the related fixed assets and lease liabilities are not included on our balance sheets. The termination date of this operating lease facility is March 2006.

     We committed an additional $41.0 million during the first quarter of 2002 for our new Marietta distribution center that is scheduled to open in early 2003. As a result, our total commitment under the operating lease facility is $154.5 million. The Marietta distribution center is being constructed to our specifications by an unrelated third party, who is serving as the developer, subject to the terms and conditions of a development agreement between the developer and us. The special purpose entity provided the developer a $41.0 million construction loan. We guaranteed approximately 89.9% of the amount outstanding under the loan as defined in the development agreement. At September 30, 2002, we had guaranteed $13.9 million under this agreement. The developer will satisfy the construction loan no later than March 2003, at which time we have the option to lease the distribution center under the lease facility or purchase the distribution center outright.

     The lease facility requires, among other things, the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur.

     Changes have been proposed to the current accounting standards for special purpose entities. If these changes were adopted as proposed, we would have three options regarding the accounting treatment for our special purpose entity and the associated synthetic leases:

     o We could maintain the leases and consolidate the special purpose entity, which would result in recording the distribution center assets and the related capital lease on our balance sheet in addition to recognizing depreciation and interest expense rather than rent expense.

     o  We could buy out the leases and record the distribution center assets.

     o We expect that we would be able to restructure the leases and maintain off-balance sheet treatment, which would require initial costs to change the structure of the facility and possibly, higher borrowing costs.

Once the proposed accounting standards are finalized, we will decide which option to implement. As a result, our future results of operations and financial condition could be materially adversely affected.

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


Interest Rate Risk

     The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at September 30, 2002:


        Hedging                Receive          Pay            Knockout
      Instrument              Variable          Fixed             Rate             Expiration           Fair Value
      ----------              --------          -----             ----             ----------           ----------

     $19.0 million              LIBOR          4.88%             7.75%                4/1/09           $(2,123,000)
  interest rate swap

     $10.0 million              LIBOR          6.45%             7.41%                6/2/04           $  (765,000)
  interest rate swap

     $5.o million               LIBOR          5.83%             7.41%                6/2/04           $  (332,000)
  interest rate swap

     $25.0 million              LIBOR          5.43%             N/A                 3/12/06           $(2,361,000)
  interest rate swap

Due to many variables, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

     There have been no material changes in our interest rate risk exposure during the first nine months of 2002.

Foreign Currency Risk

     There have been no material changes to our market risk exposures resulting from foreign currency transactions during the nine months ended September 30, 2002.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). We appointed a disclosure committee which evaluated and documented our disclosure controls, formalized certain disclosure control procedures, and reported to our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that as of the date of our evaluation, the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

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

     We have been sued in California by several salaried employees and in Alabama by a salaried store manager who allege that they should have been classified as non-exempt employees and, therefore, should have received overtime compensation. The suits also request that the California state court certify the case as a class action on behalf of all store managers, assistant managers and merchandise managers in our California stores and request that the Alabama Federal Court certify the case as a collective action under the Fair Labor Standards Act on behalf of all salaried managers in all of our stores. We will vigorously defend ourselves in this matter.

     We do not believe that any of these matters will individually, or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     99.1 Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

     99.2 Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed during the third quarter of 2002:

     1. Report on Form 8-K, filed July 30, 2002, included the earnings results for the quarter ended June 30, 2002 and an outlook for the remainder of 2002.

     2. Report on Form 8-K, filed August 14, 2002, included the statement under oath of our principal executive officer and chief financial officer regarding facts and circumstances relating to exchange act filings.

     Also, in the fourth quarter of 2002, we filed one report on Form 8-K:

     1. Report on Form 8-K, filed October 25, 2002, included the earnings results for the quarter ended September 30, 2002 and an outlook for the remainder of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         November 14, 2002

                                    DOLLAR TREE STORES, INC.




                                 By: /s/ Frederick C. Coble
                                    -----------------------
                                    Frederick C. Coble
                                    Chief Financial Officer
                                    (principal financial and accounting officer)




                                 CERTIFICATIONS

Chief Executive Officer Certification


I, Macon F. Brock, Jr., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Dollar Tree
Stores, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                             /s/ Macon F. Brock, Jr.
                             -----------------------
                                 Macon F. Brock, Jr.
                         Chairman and Chief Executive Officer



Chief Financial Officer Certification


I, Frederick C. Coble, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Dollar Tree
Stores, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                             /s/ Frederick C. Coble
                             ----------------------
                                 Frederick C. Coble
                              Chief Financial Officer