Form 10-K
period 2002-12-31
DOLLAR TREE STORES INC
filed 2003-03-28
CIK 935703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 ( X )                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002


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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes (X)     No (  )

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 20, 2003, was $2,160,704,822 based on a $20.56 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     On March 20, 2003, there were 114,234,847 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 19, 2003, which will be filed with the Securities and Exchange Commission not later than April 30, 2003.

                            DOLLAR TREE STORES, INC.
                                TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1.       BUSINESS......................................................  5

Item 2.       PROPERTIES....................................................  8

Item 3.       LEGAL PROCEEDINGS.............................................  9

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 10

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS......................................... 10

Item 6.       SELECTED FINANCIAL DATA....................................... 10

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................... 12

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 21

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 23

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE......................... 46

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 46

Item 11.      EXECUTIVE COMPENSATION........................................ 46

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............. 47

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 47

Item 14.      CONTROLS AND PROCEDURES....................................... 47

                                     PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K................................................. 47

              SIGNATURES.................................................... 48

A WARNING ABOUT FORWARD LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view" or "estimate." For example, our forward-looking statements include statements regarding:

     o our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

     o our growth plans, including our plans to add, expand or relocate stores, and our anticipated square footage increase;

     o  the average size of our stores to be added in 2003;

     o the net sales per square foot, net sales and operating income attributable to smaller and larger stores;

     o  our future return on assets;

     o the possible effect of inflation and other economic changes on our costs and profitability, including the possible effect of future changes in shipping rates, domestic and foreign freight costs, fuel costs, minimum wage rates and wage and benefit costs;

     o our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

     o our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative costs;

     o our seasonal sales patterns including those relating to the length of the holiday selling seasons;

     o possible changes in our merchandise mix and its effect on gross profit margin and sales;

     o  the capabilities of our inventory supply chain and other new systems;

     o the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

     o the capacity, performance and cost of our existing and planned distribution centers, including opening and expansion schedules;

     o  our expectations regarding competition;

     o  the adequacy of our internal financial reporting controls;

     o the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for stock-based compensation;

     o future costs attributable to the consolidation of the variable interest entity; and

     o the accuracy of management's estimates of our financial statement reserves related to inventory and accrued expenses.

     You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 12. Our risk factors include:

     o The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in the economy. Adverse economic conditions, such as reduced consumer confidence and spending, could significantly reduce our sales. Bad weather could also prevent us from meeting our sales and operating forecasts.

     o Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, fuel costs, wage levels, inflation, competition and other adverse economic factors because we sell goods at the fixed $1.00 price point.

     o We could fail to meet our goals for opening, expanding or relocating stores on a timely basis, which would cause our sales to suffer. We may not anticipate all the challenges that our expanding operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, new or expanded stores will cause sales at nearby stores to suffer.

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

     Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

     Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We generally do not issue financial forecasts or projections and we do not, by policy, confirm those issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

--------------------------------------------------------------------------------
         INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis. References to fiscal 2003 refer to the period from February 2, 2003 to January 31, 2004.
--------------------------------------------------------------------------------

AVAILABLE INFORMATION
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site at www.dollartree.com as soon as reasonably practicable after electronically filing such reports with the SEC.

                                     PART I


Item 1.  BUSINESS

Overview
     Since our founding in 1986, we have become the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors. At December 31, 2002, we operated 2,263 single-price point stores under the names of Dollar Tree, Dollar Express, Dollar Bills, Only One Dollar and Only $One.

     Since 1986, we have evolved from opening primarily mall-based stores ranging between 1,500 and 2,500 selling square feet to opening primarily strip shopping center based stores averaging 8,000 to 10,000 selling square feet. In the past five years, we gradually increased the size of stores that we opened each year as we improved our merchandise offerings and service to our customers. At December 31, 1998, we operated 1,285 stores in 31 states; at December 31, 2002, we operated 2,263 stores in 40 states. Over the same time period, our selling square footage increased from approximately 4.9 million square feet in December 1998 to 13.0 million square feet in December 2002. Our store growth since 1998 has resulted from opening new stores and completing selective mergers and acquisitions from 1998 through 2000. We centrally manage our store and distribution operations from our corporate headquarters in Chesapeake, Virginia.

Business Strategy
     Value Merchandise Offering. We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere. We buy approximately 60% of our merchandise domestically and directly import the remaining 40%. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectation. In addition, direct relationships with manufacturers permit us to select from a broad range of products, and customize packaging, product sizes and package quantities that meet our customers' needs.

     Mix of Basic Variety and Seasonal Merchandise. We maintain a balanced selection of products within traditional variety store categories. We offer a wide selection of everyday basic product and we supplement these basic, everyday items with seasonal and closeout merchandise. We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination. Closeout merchandise is purchased opportunistically and represents less than 10% of our purchases. National, regional and private-label name brands have become a bigger part of our merchandise mix.

     Our merchandise mix consists of:

     o consumable merchandise, which includes candy and food, health and beauty care, and housewares such as paper, plastics and household chemicals;

     o variety merchandise, which includes toys, durable housewares, gifts, hardware, and other items; and

     o  seasonal goods such as Easter, Halloween and Christmas merchandise.

     Our larger stores, which appeal to a broader demographic mix, carry more consumable merchandise than smaller, older stores. As a result, consumables have grown as a percentage of purchases and sales. The following table shows the percentage of purchases of each major product group for the years ended December 31, 2002 and 2001:

                Merchandise Type                      2002             2001
                ----------------                      ----             ----

                Variety categories                    50.6%            50.7%
                Consumable                            40.5%            38.2%
                Seasonal                               8.9%            11.1%

     Convenient Locations and Store Size. We primarily focus on opening new stores in strip shopping centers anchored by mass merchandisers, whose target customers we believe to be similar to ours, and in neighborhood centers anchored by large grocery retailers. Our stores have proven successful in metropolitan areas, mid-sized cities and small towns. The range of our store sizes allows us to target a particular location with a store that best suits that market and take advantage of available real estate opportunities. Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors, uniform decorative signs and background music. We enhance the store design with attractive merchandise displays. We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse store.

     For more information on retail locations and retail store leases, see "Properties" on page 8.

     Profitable Stores with Strong Cash Flow. We maintain a disciplined, cost-sensitive approach to store site selection in order to minimize the initial capital investment required and maximize our potential to generate high operating margins and strong cash flows. We believe that our stores have a relatively small shopping radius, which allows us to profitably concentrate multiple stores in a single market. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

     On a cash basis, our stores have historically experienced a payback period of approximately 12 to 15 months and we expect this trend to continue. During the past five years, we have maintained our store-level cash operating income margins in the 22.4% to 24.2% range. Stores whose first full year of operations was 2002 had average store level cash operating income of approximately 22.8% of sales, which was better than the average for all stores with a full year's operations in 2002.

     Our older, smaller stores continue to generate significant store-level operating income and operating cash flow and have some of the highest operating margins among our stores. The increased size of our newer stores allows us to offer a wider selection of products, including more basic consumable merchandise, thereby making them more attractive as a destination store.

     In the past five years, on an annual basis, we have maintained our gross profit margins in the 36.0% to 36.9% range and our operating income margins in the 10.3% to 13.0% range. Historically, we have experienced seasonal fluctuation in our net sales, operating income and net income because of our mix of seasonal merchandise.

     For more information on our results of operations, see "Management's Discussion and Analysis - Results of Operations" on page 13. For more information on seasonality of sales, see "Management's Discussion and Analysis - Seasonality and Quarterly Fluctuations" on page 19.

     Cost Control. We believe that substantial buying power at the $1.00 price point contributes to our successful purchasing strategy, which includes disciplined, targeted merchandise margin goals by category. We believe our disciplined buying and quality merchandise help to minimize markdowns. We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. No vendor accounted for more than 10% of total merchandise purchased in any of the past five years.

     During 2002, we upgraded our supply chain systems and identified other processes that could be improved using technology. The new systems that we implemented provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Controlling our inventory levels will result in more efficient distribution and store operations.

     Payroll and related costs are a significant component of our selling, general and administrative costs. Accordingly, we believe that more efficient use of labor hours in our stores could increase our profitability. In an effort to optimize hours worked in our stores, we expect to implement a new labor management and scheduling system during fiscal 2003.

     Information Systems. We believe that investments in appropriate technology help us to increase sales and control costs. As a result, we initiated a supply chain management project that encompassed four major components:

     o  planning for our merchandise purchasing;

     o purchasing merchandise and allocating that merchandise throughout our distribution and retail network;

     o obtaining current and detailed sales information from stores using a point-of-sale system; and

     o  improving our ability to keep select merchandise in stock.

     In April 2002, we implemented our new inventory management system. We expect that the new system will enable us to improve the efficiency of our supply chain, improve merchandise flow and control distribution and store operation costs. We continue to evaluate our processes to identify those that would be improved using technology.

     At December 31, 2002, we operated point-of-sale systems in 851 stores and we plan to install POS in all new and expanded stores and convert more of our existing stores to POS in fiscal 2003. We expect to have POS installed in approximately 1,800 stores by the end of fiscal 2003. Point-of-sale data allows us to track sales by merchandise category and geographic region as well as assists in planning for future purchases of inventory. We believe that this information will allow us to ship the appropriate product to the correct store at the proper time.

     Corporate Culture and Values. We believe that honesty and integrity, doing the right things for the right reasons, and treating people fairly and with respect are core values within our strong corporate culture. We believe that running a business, and certainly a public company, carries with it a responsibility to be beyond reproach when making operational and financial decisions. Our management team visits and shops our stores like every customer; we have an open door policy to all our associates; and ideas and individuality are encouraged. We have standards for store displays, merchandise presentation, and store operations. Our distribution centers are run based on objective measures of performance, and everyone in our store support center is here to help associates in the stores and distribution centers get their jobs done.

     A Board of Directors with an independent committee structure governs us. Our Board consists of a majority of independent directors. All our committees - audit, compensation and nominating - consist solely of independent directors and our audit committee chair is an audit committee financial expert. We believe our directors, working on behalf of our shareholders, are active in understanding the financial aspects of the business, the compensation of our management team, and the way in which we manage our business.

     In 2002, we also established a disclosure committee to identify and monitor internal financial reporting controls and to ensure that our public filings contain discussions about the risks our business faces. We have engaged an internal audit service provider that will assist us in preparing for the next round of requirements under the Sarbanes-Oxley Act. We believe that we have the controls in place to be able to certify our financial statements and have our external auditors attest to our certifications. Additionally, we have complied with the updated listing requirements for the Nasdaq Stock Market.

     In the next year or so, public companies will face more requirements and regulations. We expect to be ready to comply with all of them. In the meantime, we will be reviewing all aspects of corporate governance to enhance the transparency of our financial reporting, improve the policies and procedures that affect the way we act, and increase the quality of our communications with shareholders.

Growth Strategy
     Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program and selective mergers and acquisitions. From 1998 to 2002, net sales increased at a compound annual growth rate of 21.4% and operating income, excluding merger-related items, increased at a compound annual growth rate of 16.9%. We expect that the substantial majority of our future sales growth will come primarily from new store openings and secondarily from our store expansion and remodeling program.

     The following table shows the total selling square footage of our stores and the selling square footage per new store opened over the last five years. We began opening larger stores after the acquisition of 98 Cent Clearance Center in 1998. Our growth and productivity statistics will be reported based on selling square footage prospectively because our management believes the use of selling square footage yields a more accurate measure of store productivity. The selling square footage statistics for 1998 through 2000 are estimates based on the relationship of selling to gross square footage.
                                                                Average Selling
                                            Average Selling     Square Footage
                                            Square Footage       Per New Store
        Year          Number of Stores        Per Store             Opened
        ----          ----------------        ---------             ------

        1998                1,285              3,790                 3,840

        1999                1,507              4,055                 4,765

        2000                1,729              4,520                 6,240

        2001                1,975              5,130                 7,070

        2002                2,263              5,763                 7,783

     We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2003 and beyond, we plan to predominately open stores that are approximately 8,000 to 10,000 selling square feet and we believe this size range allows us to achieve our objectives in the markets in which we plan to expand. At December 31, 2002, 468 of our stores, totaling 36.9% of our selling square footage, were 8,000 selling square feet or larger.

     In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per square foot and changes in market opportunities. Stores targeted for expansion are generally less than 3,500 selling square feet in size. Store expansions generally increase the existing store size by approximately 4,500 to 6,500 selling square feet.

     Since 1995, we have added a total of 371 stores through three mergers and several small acquisitions. Our acquisition strategy has been to target companies with a similar single price point concept that have shown success in operations or provide a strategic advantage. We evaluate potential acquisition opportunities in our retail sector as they become available.

     Merchandising and Distribution. Expanding our customer base is important to our growth plans. We will continue to stock our new stores with the ever-changing merchandise that our current customers have come to appreciate. In addition, we are opening larger stores that contain more basic consumable merchandise to attract new customers. Consumable merchandise typically leads to more frequent return trips to our stores resulting in increased sales. The presentation and display of merchandise in our stores are critical to communicating value to our customers and creating a more exciting shopping experience. We believe our approach to visual merchandising results in high store traffic, high sales volume and an environment that encourages impulse purchases.

     A strong and efficient distribution network is key to our ability to grow and to maintain a low-cost operating structure. We currently operate seven distribution centers, which are capable of supporting approximately $3.1 billion in annual sales. We will continue to add distribution capacity to support our store opening plans, with the aim of remaining approximately one year ahead of our distribution needs. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

     Our stores receive approximately 97% of their inventory from our seven distribution centers via contract carriers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. For more information on our distribution center network, see "Properties" below.

Competition
     The retail industry is highly competitive and we expect competition to increase in the future. The value discount retail sector currently represents approximately 10% of the $300 billion discount retail market and appears to be the fastest growing. Our value discount retail competitors include Family Dollar, Dollar General, 99 Cents Only and Big Lots. The principal methods of competition include convenience and the quality of merchandise offered to the customer. Though we are a fixed-price point retailer, we also compete, to a lesser extent, with mass merchandisers, such as Wal-Mart and Target, and regional discount retailers.

Trademarks
     We are the owners of federal service mark registrations for "Dollar Tree," the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price...One Dollar." A small number of our stores operate under the name "Only One Dollar," for which we have not obtained a service mark registration. We also own a concurrent use registration for "Dollar Bill$" and the related logo. During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything," and "Everything's $1.00," the registration of which is pending. With the acquisition of Dollar Express, we became the owner of the service marks "Dollar Express" and "Dollar Expres$." We also occasionally market products under various private labels but these brand names are not material to our operations.

Employees
     We employed approximately 8,600 full-time and 18,800 part-time associates on December 31, 2002. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements. None of our employees is subject to collective bargaining agreements.

Item 2.  PROPERTIES

Stores
     As of December 31, 2002, we operated 2,263 stores in 40 states as detailed below:

     Alabama.................61       Maryland................77       Oklahoma.................29
     Arkansas................30       Massachusetts...........19       Oregon...................37
     California.............145       Michigan................92       Pennsylvania............169
     Connecticut.............17       Minnesota...............17       Rhode Island..............8
     Delaware................15       Mississippi.............39       South Carolina...........61
     Florida................179       Missouri................51       South Dakota..............1
     Georgia................117       Nebraska.................6       Tennessee................74
     Illinois................92       Nevada..................11       Texas...................118
     Indiana.................63       New Hampshire...........10       Vermont...................4
     Iowa....................13       New Jersey..............58       Virginia................125
     Kansas..................20       New York...............111       Washington...............11
     Kentucky................48       North Carolina.........127       West Virginia............25
     Louisiana...............35       Ohio....................98       Wisconsin................49
     Maine....................1



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

Distribution Centers
     The following table includes information about the distribution centers that we currently operate. We believe our operational distribution centers can support a total of approximately $3.1 billion in annual sales.


                                                                      Size in
         Location              Own/Lease       Lease Expires        Square Feet
         --------              ---------       -------------        -----------

Chesapeake, Virginia             Own                N/A               400,000

Olive Branch, Mississippi        Own                N/A               425,000

                                               June 2005, with
Chicago, Illinois                Lease        options to renew        250,000

Stockton, California             Own*               N/A               525,000

Briar Creek, Pennsylvania        Own*               N/A               600,000

Savannah, Georgia                Own*               N/A               600,000

Marietta, Oklahoma               Own*               N/A               603,000


     * These facilities are owned by a variable interest entity that we include in our consolidated financial statements effective January 1, 2003.

     We are planning to open a new distribution center in the Northwest in early to mid-2004. We are also planning to relocate our Chicago distribution center and expand it. This facility is expected to open during the third quarter of 2004. In addition to our distribution centers noted above, during the past several years we have used off-site facilities to accommodate limited quantities of seasonal merchandise.

     Four of our distribution centers are financed through a variable interest entity, which we include in our consolidated financial statements effective January 1, 2003. The variable interest entity owns these distribution center assets and carries the debt used to finance them. Terms of the debt, among other things, require the maintenance of certain specified financial ratios, restrict the payment of certain distributions and limit certain types of debt we can incur.

     With the exception of our current Chicago facility, each of our distribution centers contain advanced materials handling technologies, including an automated conveyor and sorting system, radio-frequency inventory tracking equipment and specialized information systems. We completed the expansion and automation of our Stockton distribution center in January 2002.

     We currently have two former distribution centers for which we are liable for future rents. The leases on these facilities expire at various dates through June 2008. We make every effort to sublease these facilities and have subleased certain of the vacated facilities under agreements expiring at various dates through June 2008.

     For more information on financing of our distribution centers, see "Management's Discussion and Analysis - Funding Requirements" on page 16. For more information on our liability for future rents and related costs, see "Management's Discussion and Analysis - Inflation and Other Economic Factors" on page 19.

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

     We have been sued in California by several employees and in Alabama by a salaried store manager and a former store manager who allege that they should have been classified as non-exempt employees and, therefore, should have received overtime compensation. The suits also request that the California state court certify the case as a class action on behalf of all store managers, assistant managers and merchandise managers in our California stores and request that the Alabama Federal Court certify the case as a collective action under the Fair Labor Standards Act on behalf of all salaried managers in all of our stores. We will vigorously defend ourselves in these matters.

     We do not believe that any of these matters will individually, or in the aggregate, have a material adverse effect on us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our 2002 calendar year.
                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on The Nasdaq Stock Market(R) under the symbol "DLTR" since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

                                                             High          Low
                                                             ----          ---
    2001:
     First Quarter...............................          $ 32.25      $ 15.56
     Second Quarter..............................            27.84        17.94
     Third Quarter...............................            34.96        16.36
     Fourth Quarter..............................            31.87        18.22

   2002:
     First Quarter...............................          $ 35.15      $ 26.96
     Second Quarter..............................            41.00        30.66
     Third Quarter...............................            39.84        21.13
     Fourth Quarter..............................            30.59        19.08

     On March 20, 2003, the last reported sale price for our common stock as quoted by Nasdaq was $20.65 per share. As of March 20, 2003, we had approximately 565 shareholders of record.

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

Item 6.  SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data, number of stores data and net sales per selling square foot data)

     The following table presents a summary of our selected financial data for the last five calendar years. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent auditors. This information should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report. As required by pooling-of-interests accounting, the financial information and operating data of Dollar Tree and our past merger partners, Dollar Express, Only $One and 98 Cent Clearance Center, have been combined and restated as of the beginning of the earliest period presented.

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

     Dollar Express and Only $One were treated as S corporations for federal and state income tax purposes through February 4, 1999 and June 29, 1999, respectively. As a result, their income was taxable to their shareholders through those dates. Accordingly, our pro forma net income available to common shareholders and the related per share data reflects the pro forma increase in our C corporation federal and state income tax expense, which would have occurred had these companies been taxed as C corporations for the entire periods presented. Pro forma C corporation income taxes were $505 in 1999 and $4,804 in 1998.

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

     In 1999 and 1998, store contribution margin excludes stores acquired through our merger in 2000, because store-level data for the acquired stores was not available.

     Comparable store net sales compare net sales for stores open throughout each of the two periods being compared, including expanded stores. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.

                                                                            Year Ended December 31,
                                                     --------------------------------------------------------------------
                                                      2002            2001           2000          1999          1998
                                                      ----            ----           ----          ----          ----

Income Statement Data:
Net sales......................................     $2,329,188        $1,987,271    $1,688,105     $1,351,820   $1,073,886
Gross profit...................................        847,956           715,957       623,589        497,253      391,198
Selling, general and administrative
   expenses....................................        594,035           512,092       420,553        321,657      260,684
Operating income...............................        253,921           203,865       203,036        175,596      130,514
Net income.....................................        154,647           123,081       121,622        106,577       81,318
Pro forma net income available to
   common shareholders.........................        154,647           123,081       120,209         99,550       76,514


Margin Analysis:
Gross profit...................................          36.4%             36.0%         36.9%          36.8%        36.4%
Selling, general and administrative
   expenses....................................          25.5%             25.7%         24.9%          23.8%        24.3%
Operating income...............................          10.9%             10.3%         12.0%          13.0%        12.2%
Net income.....................................           6.6%              6.2%          7.2%           7.9%         7.6%
Pro forma net income available to
   common shareholders.........................           6.6%              6.2%          7.1%           7.3%         7.1%

Per Share Data:
Pro forma diluted net income per
   common share................................     $     1.35        $     1.09    $     1.08     $     0.92   $     0.71
Pro forma diluted net income per
   common share annual growth..................          23.9%              0.9%         17.4%          29.6%        42.0%

Selected Operating Data:
Number of stores open at
   end of period...............................          2,263             1,975         1,729          1,507        1,285
Gross square footage at end of period..........         16,527            12,791         9,832          7,638        6,051
Selling square footage at end of period........         13,042            10,129         7,818          6,113        4,867
Selling square footage annual growth...........          28.8%             29.6%         27.9%          25.6%        25.5%
Net sales annual growth........................          17.2%             17.7%         24.9%          25.9%        26.7%
Comparable store net sales increase............           1.0%              0.1%          5.7%           5.0%         6.5%
Net sales per selling square foot..............     $      199        $      217    $      238     $      245   $      249
Net sales per store............................     $    1,083        $    1,043    $    1,014     $      939   $      902

Selected Financial Ratios:
Return on assets...............................          15.3%             14.9%         17.9%          20.3%        21.3%
Return on equity...............................          20.5%             21.0%         29.1%          36.8%        37.3%
Store contribution margin......................          20.2%             21.0%         22.4%          22.7%        22.8%
Store inventory turns..........................            4.5               4.6           4.7            4.9          4.9










                                                                            As of December 31,
                                                   --------------------------------------------------------------------
                                                      2002            2001           2000          1999          1998
                                                      ----            ----           ----          ----          ----

Balance Sheet Data:
Cash and short-term investments..............     $    335,972    $   236,653    $  181,166     $  181,587    $   84,714
Working capital..............................          509,629        360,757       303,209        226,707       124,758
Total assets.................................        1,116,377        902,048       746,859        611,233       436,768
Total debt...................................           54,429         62,371        71,730        108,773        53,759
Mandatorily redeemable preferred
   stock.....................................               --             --            --         35,171            --
Shareholders' equity.........................          855,404        651,736       518,658        316,238       262,575

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management's Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

     o  what factors affect our business;

     o  what our earnings and costs were in 2002 and 2001;

     o  why those earnings and costs were different from the year before;

     o  how all of this affects our overall financial condition;

     o what our expenditures for capital projects were in 2002 and what we expect them to be in 2003; and

     o  where funds will come from to pay for future expenditures.

     As you read Management's Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for 2002, 2001 and 2000. In Management's Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements.

Key Events and Recent Developments
     Several key events have had or are expected to have a significant effect on our results of operations. You should keep in mind that:

     o In February 2003, we opened a new 603,000 square foot automated distribution center in Marietta, Oklahoma.

     o In January 2003, we changed our fiscal year from a calendar year to a retail fiscal year ending on the Saturday closest to January 31. Our first fiscal year reported will be fiscal 2003. Fiscal 2003 is the period beginning February 2, 2003 and ending January 31, 2004.

     o  In April 2002, we implemented a new supply chain management system.

     o In January 2002, we completed the expansion and automation of our Stockton, California distribution center, which increased the size to 525,000 square feet. This distribution center opened in January 2000 and replaced the former 98 Cent Clearance Center facility in Sacramento, California.

     o In August 2001, we opened a new 600,000 square foot automated distribution center in Briar Creek, Pennsylvania. This new facility replaced the former Dollar Express distribution facilities in Philadelphia, Pennsylvania.

     o In January 2001, we opened a new 600,000 square foot automated distribution center in Savannah, Georgia.

     o In May 2000, we merged with Dollar Express and issued or reserved 9,000,000 shares of our common stock in exchange for Dollar Express' outstanding stock and options. Dollar Express operated 132 stores primarily in the Mid-Atlantic region.

     We accounted for the Dollar Express merger as a pooling of interests. As a result, all financial and operational data assume that Dollar Express had been a part of Dollar Tree throughout all periods presented. For each period presented, the outstanding Dollar Express shares of stock have been converted into Dollar Tree shares based on the exchange ratio used in the merger.

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

     Most retailers have the ability to increase their merchandise prices or alter the mix of their merchandise to favor higher-priced items in order to increase their comparable store net sales. As a fixed-price retailer, we do not have the ability to raise our prices. Generally, our comparable store net sales will increase only if we sell more merchandise. Our plans for fiscal 2003 operations anticipate comparable store net sales increases of 0% to 1% and net sales and earnings increases of at least 15% based on fiscal 2002 earnings of $1.27 per share. We may be unable to predict our actual operating results accurately.

     We expect the substantial majority of our future net sales growth to come from square footage growth resulting from new store openings and expansion of existing stores. In fiscal 2003, we plan to increase our selling square footage approximately 22%, or approximately 2.9 million square feet, 0.9 million of which will come from expansions. We expect the average size of new stores opened in fiscal 2003 to be approximately 9,000 selling square feet per store. In fiscal 2003 and beyond, we plan to predominately open stores that are approximately 8,000 to 10,000 selling square feet. We believe this size range allows us to achieve our objectives in the markets in which we plan to expand. Larger stores take longer to negotiate, build out and open and generally have lower net sales per square foot than our smaller stores. While our newer, larger stores have lower sales per square foot than older, smaller stores, they generate higher sales and operating income per store and create an improved shopping environment that invites customers to shop longer and buy more.

     We must control our merchandise costs, inventory levels and our general and administrative expenses. Increases in expenses could negatively impact our operating results because we cannot pass on increased expenses to our customers by increasing our merchandise price above the $1.00 price point.

     We will continue to experience pressure on our gross profit margins in future years as we refine our merchandise mix to include a higher proportion of consumable merchandise, which typically carries a lower gross profit margin, open larger stores and continue to absorb higher costs. We do expect to partially offset the effect of the above factors with improved domestic freight costs created by the addition of our new distribution center in 2003. Even with our changing merchandise mix, we expect our gross profit margin will approximate 36% in the foreseeable future because we can vary the mix among our consumable products and variety categories to impact our gross margin. In addition, consumable merchandise typically leads to more frequent return trips to our stores, resulting in increased sales.

     Leveraging our selling, general and administrative expenses is difficult because a substantial majority of our future sales growth is expected to come primarily from new store openings, rather than from comparable store net sales.

     The following table expresses items from our income statement as a percentage of net sales:
                                                                                 Year Ended December 31,
                                                                            --------------------------------
                                                                            2002            2001        2000
                                                                            ----            ----        ----
     Net sales..................................................           100.0%          100.0%       100.0%
     Cost of sales..............................................            63.6            64.0         63.0
     Merger-related costs.......................................              --              --          0.1
                                                                           -----           -----        -----
     Gross profit...............................................            36.4            36.0         36.9
     Selling, general and administrative expenses:
           Operating expenses...................................            25.5            25.7         24.7
           Merger-related expenses..............................              --              --          0.2
                                                                           -----           -----        -----
               Total............................................            25.5            25.7         24.9
                                                                           -----           -----        -----
     Operating income...........................................            10.9            10.3         12.0
     Interest income............................................             0.2             0.2          0.3
     Interest expense...........................................            (0.2)           (0.3)        (0.5)
     Changes in fair value of non-hedging
        interest rate swaps.....................................            (0.1)           (0.1)          --
                                                                           -----           -----        -----
     Income before income taxes.................................            10.8            10.1         11.8
     Provision for income taxes.................................             4.2             3.9          4.6
                                                                           -----           -----        -----

     Net income.................................................             6.6%            6.2%         7.2%
                                                                           =====           =====        =====

2002 Compared to 2001
     Net Sales. Net sales increased 17.2% in 2002 compared to 2001. We attribute this $341.9 million increase in net sales primarily to our new stores opened in 2002 and 2001, which are not included in our comparable store net sales increase, and to a comparable store net sales increase of 1.0% in 2002. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

     We opened 318 new stores and closed 30 stores during 2002, compared to 276 new stores opened and 30 stores closed in 2001. During 2002, we opened larger stores than originally planned, which required us to shift our store openings to later in the third quarter and shift some store openings into the fourth quarter. We added 28.8% to our selling square footage in 2002 compared to 29.6% in 2001. Of the 2.9 million in selling square footage increase in 2002, approximately 0.5 million selling square feet was added by expanding 111 existing stores. Our square footage growth in the future will come primarily from larger stores.

     Gross Profit. Gross profit margin increased to 36.4% in 2002 compared to 36.0% in 2001. This increase in gross profit margin in 2002 was primarily due to improved inventory shrink. This improvement is primarily attributed to lower shrink in our Dollar Express stores and our Philadelphia distribution network and adjustments to our distribution center shrink in connection with our supply chain management system implementation. In addition, merchandise costs increased, but were partially offset by improvements in freight costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 25.5% compared to 25.7% in 2001. This decrease is primarily the result of savings achieved from our implementation of various expense-management initiatives, particularly with regard to payroll-related expenses, partially offset by an increase in depreciation and amortization expense. The increase in depreciation expense resulted primarily from depreciation costs associated with our new inventory management system, our store relocation and expansion program, and the opening of new larger stores. In addition, effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of SFAS No. 142. We recorded approximately $2.0 million of goodwill amortization in 2001.

     Operating Income. Due to the reasons discussed above, operating income increased to $253.9 million in 2002 from $203.9 million in 2001 and increased as a percentage of net sales to 10.9% from 10.3%.

     Interest Income and Expense. Interest income in 2002 was consistent with 2001. Decreased interest rates throughout 2002 were offset by increased levels of cash and cash equivalents. Interest expense decreased $0.9 million in 2002 compared to 2001 due to repayments of our long-term debt and a decrease in interest on our capitalized leases. We benefited slightly from the decrease in variable interest rates in 2002; however, this benefit was partially offset as a result of the interest rate swaps in effect during 2002.

     Income Taxes. Our effective tax rate was 38.5% in 2002 and 2001 and we expect the rate to remain the same in fiscal 2003.

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

     We opened 276 new stores and closed 30 stores during 2001, compared to 233 new stores opened and 11 stores closed in 2000. We added 29.6% to our selling square footage in 2001 compared to 27.9% in 2000. Of the 2.3 million selling square footage increase in 2001, approximately 0.4 million selling square feet was added by expanding 111 existing stores.

     Gross Profit. Excluding $1.1 million of merger-related costs recorded in 2000, gross profit margin decreased to 36.0% in 2001 compared to 37.0% in 2000. This decrease in gross profit margin in 2001 was primarily due to loss of leverage on occupancy costs and increases in shrink in the now-closed Philadelphia distribution facilities.

     Selling, General and Administrative Expenses. Excluding $3.3 million of merger-related expenses in 2000, selling, general and administrative expenses increased as a percentage of net sales to 25.7% compared to 24.7% in 2000. This increase is primarily the result of increases in payroll-related costs, including insurance; certain store operating expenses; depreciation and amortization expense; and charges recorded in connection with our closed distribution facilities in Philadelphia. The increases in payroll-related costs, store operating expenses and depreciation and amortization were primarily due to loss of leverage.

     Operating Income. Due to the reasons discussed above, excluding $4.4 million of merger-related items in 2000, operating income decreased to $203.9 million in 2001 from $207.4 million in 2000 and decreased as a percentage of net sales to 10.3% from 12.3%.

     Interest Income and Expense. Interest income decreased $0.7 million in 2001 compared to 2000. The decrease resulted primarily from decreased interest rates throughout 2001. Interest expense decreased $2.4 million in 2001 compared to 2000. This decrease was primarily due to the repayment of a revolving credit facility and term loan in May 2000. We benefited slightly from the decrease in variable interest rates in 2001 because of our variable-rate operating leases and variable-rate debt. However, this benefit was partially offset as a result of the interest rate swaps in effect during 2001.

     Income Taxes. Our effective tax rate decreased to 38.5% for the year ended December 31, 2001 from 38.8% for the year ended December 31, 2000 because 2000 included certain non-deductible merger-related expenses related to Dollar Express.

Liquidity and Capital Resources
     Our business requires capital to open new stores, expand our distribution network and operate existing stores. Our working capital requirements for existing stores are seasonal and usually reach their peak in September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and have funded our store opening and expansion programs from internally generated funds and seasonal borrowings under our credit facilities.

     The following table compares cash-related information for the years ended
December 31, 2002, 2001 and 2000:

                                                                              Year Ended December 31,
                                                                        --------------------------------
                                                                        2002         2001           2000
                                                                        ----         ----           ----
                                                                                 (in millions)
Net cash provided by (used in):
     Operating activities.....................................        $ 206.9      $ 178.7        $ 107.3
     Investing activities.....................................         (173.8)      (121.5)         (94.8)
     Financing activities.....................................           22.5         (1.8)         (12.9)

     The $28.2 million increase in cash provided by operating activities in 2002 was due primarily to net income before depreciation expense. This increase was offset by an increase in cash paid for income taxes due primarily to the timing of payments.

     Cash used in investing activities is generally expended to open new stores. The $52.3 million increase in 2002 compared to 2001 was primarily due to the following:

     o Our increased profitability in 2002 provided us with additional cash, which we invested in short-term securities.

     o We increased the number of new stores opened and the average size of those stores in 2002. We also increased the size of our expanded stores.

     o  We invested in technology to improve our supply chain processes.

     The $24.3 million increase in cash provided by financing activities in 2002 compared with 2001 was primarily the result of the following:

     o We received $20.7 million more cash pursuant to stock-based compensation plans in 2002 compared to 2001 because of an increase in the amount of stock option exercises, which we believe resulted from the increased stock price in the first half of 2002.

     o We paid $3.8 million in 2001 to repurchase shares in accordance with the Securities and Exchange Commission's Emergency Relief Order, which has since expired. We did not repurchase any common stock in 2002.

     o We made a $6.0 million principal payment on the senior notes in 2002 and 2001. In 2000, we made net repayments of approximately $34.2 million due to repayment of Dollar Express' term loan and revolving credit facility and the first principal payment on the senior notes.

     At December 31, 2002, our long-term borrowings were $31.0 million and our capital lease commitments were $28.0 million. We had $50.0 million available through a revolving credit facility. We also have $125.0 million available under the Letter of Credit Reimbursement and Security Agreement, of which approximately $73.0 million was committed to letters of credit issued for routine purchases of imported merchandise.

     We adopted the requirements of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" early, effective January 1, 2003. As a result, we consolidated the variable interest entity used to finance the construction of four of our distribution centers. Our long-term borrowings, including debt related to the variable interest entity, at February 1, 2003 were $171.6 million.

Funding Requirements

Overview
     We plan to increase our selling square footage by approximately 22% in fiscal 2003. In 2002, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $351,000.

     We expect our cash needs for opening new stores and expanding existing stores in fiscal 2003 to total approximately $156.3 million, which includes approximately $112.7 million for capital expenditures and $43.6 million for initial inventory and pre-opening costs. Our total planned capital expenditures for fiscal 2003 are approximately $275.5 million, including planned expenditures for new and expanded stores, new and relocated distribution centers and investments in technology. We believe that we can adequately fund our working capital requirements and planned capital expenditures, except for the new and relocated distribution centers, for the next few years from net cash provided by operations and borrowings under our existing credit facilities. We believe that we will be able to obtain adequate funding to construct our new distribution centers.

     The following tables summarize our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments (in millions) at December 31, 2002:

       Contractual Obligations            Total       2003       2004      2005       2006       2007       Thereafter
       -----------------------            -----       ----       ----      ----       ----       ----       ----------

Lease Financing

      Operating lease obligations           $648.3     $149.8    $138.8     $117.3      $87.8      $58.6           $96.0
      (excluding distribution center
      operating lease facility)

      Capital lease obligations               28.0        7.6       6.5        8.0        5.9         --              --
      (primarily sale-leaseback)

      Variable interest entity
      (long-term debt as of February         140.6         --        --         --      140.6         --              --
      1, 2003)

Long-term Borrowings

      Long-term debt(including                31.0       25.0       6.0         --         --         --              --
      current portion)

      Total obligations                     $847.9     $182.4    $151.3     $125.3     $234.3      $58.6           $96.0


                                                      Expiring    Expiring    Expiring    Expiring    Expiring
           Commitments                      Total     in 2003     in 2004     in 2005     in 2006     in 2007       Thereafter
           -----------                      -----     -------     -------     -------     -------     -------       ----------

Unsecured revolving credit                 $   --     $   --     $   --      $   --      $   --       $  --           $  --
facility

Letters of credit and surety                133.6      133.6         --          --          --          --              --
bonds

Freight contracts                            35.0       24.9        8.2         1.9          --          --              --

Total commitments                          $168.6     $158.5     $  8.2      $  1.9      $   --       $  --           $  --

Lease Financing
     Operating Lease Obligations. Our operating lease obligations are primarily for payments under noncancelable store leases. The commitment includes amounts for leases that were signed prior to December 31, 2002 for stores that were not yet open on December 31, 2002.

     Capital Lease Obligations (primarily sale-leaseback). In September 1999, we sold certain retail store leasehold improvements to an unrelated third party and leased them back for seven years. We have an option to repurchase the leasehold improvements in September 2004 and September 2006 at amounts approximating their fair market values at the time the option is exercised. The transaction is treated as a financing arrangement for financial accounting purposes. The total amount of the lease obligation is $23.4 million. We are required to make monthly lease payments of $438,000 in the first five years and $638,000 in the sixth and seventh years. As a result of the transaction, we received net cash of $20.9 million and an $8.1 million 11.0% note receivable, which matures in September 2006. The amount of the lease obligation will equal the amount outstanding under the note receivable in September 2006.

     Variable Interest Entity. In March 2001, we entered into an operating lease known as a synthetic lease to finance the construction of several of our distribution centers. At December 31, 2002, approximately $154.5 million of the $165.0 million facility was committed to the Stockton, Savannah, Briar Creek and Marietta facilities. Because we accounted for this transaction as an operating lease prior to January 1, 2003, the related fixed assets and lease liabilities were not included in our balance sheets and payments under the lease were included in rent expense.


     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46. After evaluating this new standard, our Board of Directors and management determined that we would maintain the existing terms of the facility and include the variable interest entity in our consolidated financial statements effective January 1, 2003. As a result of the implementation, the distribution center assets, the financing-related costs and the debt incurred by the variable interest entity to purchase and construct the assets are included on our balance sheets for periods after January 1, 2003. Interest is payable monthly and the principal amount is payable upon maturity of the debt in March 2006. The debt, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur. Estimated payments under this facility at February 1, 2003 are included in the table above. As a result of consolidating the entity, we expect our non-cash annual costs to increase $8.6 million ($5.3 million, net of tax). We also expect our return on assets ratio to decrease because of the consolidation of the variable interest entity.


     For more information on the variable interest entity, see Footnote 5 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Long-Term Borrowings
     Revenue Bond Financing. In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds. We borrowed the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi. At December 31, 2002, the balance outstanding on the bonds was $19.0 million. We begin repayment of the principal amount of the bonds in June 2006, with a portion maturing each June 1 until the final portion matures in June 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate, which was 1.5% at December 31, 2002. The bonds are secured by a $19.3 million letter of credit issued by one of our existing lending banks. The letter of credit is renewable annually. The letter of credit and reimbursement agreement require that we maintain specified financial ratios and it restricts our ability to pay cash dividends.

     Debt Securities. In April 1997, we issued $30.0 million of 7.29% unsecured senior notes, proceeds from which indirectly financed a portion of our Chesapeake distribution center and corporate headquarters. We pay interest on the notes semiannually on April 30 and October 30 each year and we pay principal in five equal annual installments of $6.0 million, which began April 30, 2000. The note holders have the right to require us to prepay the notes in full without premium upon a change of control or upon specified asset dispositions or other transactions we may make. The note agreements prohibit specified mergers and consolidations in which our company is not the surviving company, require that we maintain specified financial ratios, require that the notes rank on par with other debt and limit the amount of debt we can incur. In the event of default or a prepayment at our option, we must pay a penalty to the note holder.

Commitments
     Unsecured Revolving Credit Facility. Effective March 12, 2001, we entered into a revolving credit facility with our banks, which provides for a $50.0 million unsecured revolving credit facility to be used for working capital bearing interest at the agent bank's prime rate or LIBOR plus a spread, at our option. The credit agreement, among other things, requires the maintenance of specified ratios, restricts the payment of certain distributions and limits certain types of debt we can incur. The facility was originally scheduled to terminate on March 11, 2002; however, we have extended it to May 30, 2003 and expect to extend it on or prior to its expiration.

     Letters of Credit. Effective March 12, 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $125.0 million for letters of credit, which are generally issued for the routine purchase of imported merchandise. Approximately $73.0 million was committed to letters of credit at December 31, 2002. The facility expires on May 30, 2003; however, we expect it to be extended. We also have letters of credit or surety bonds outstanding for our revenue bond financing, our high-deductible insurance program and utility payments at our stores. In addition, we have issued a guarantee for $20.0 million that is used by one of our suppliers as collateral. The guarantee is secured by letters of credit totaling $20.0 million that expire in 2003.

     Freight Contracts. We have contracted outbound freight services from various carriers with contracts expiring through August 2003. The total amount of these commitments is approximately $35.0 million.

Derivative Financial Instruments
     We are party to four interest rate swaps, which allow us to manage the risk associated with interest rate fluctuations on the demand revenue bonds and a portion of our variable-rate variable interest entity debt. The swaps are based on notional amounts of $19.0 million, $10.0 million, $5.0 million and $25.0 million. Under the $19.0 million, $10.0 million and $5.0 million agreements, as amended, we pay interest to the banks that provided the swaps at a fixed rate. In exchange, the financial institution pays us at variable interest rates, which are similar to the rates on the demand revenue bonds and our variable-rate operating leases. The variable interest rates on the interest rate swaps are set monthly. No payments are made by either party under the swaps for monthly periods with an established interest rate greater than a predetermined rate (the knock-out rate). The swaps may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates.

     The $25.0 million interest rate swap agreement is used to manage the risk associated with interest rate fluctuations on a portion of our variable interest entity debt. Under this agreement, we pay interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays us at a variable interest rate, which approximates the floating rate on the debt, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. The swap is effective through March 2006, but it may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates.

     Because of the knock-out provision in the $19.0 million, $10.0 million and $5.0 million interest rate swaps, changes in the fair value of those swaps are recorded in earnings. Changes in fair value on our $25.0 million interest rate swap are recorded as a component of "accumulated other comprehensive income" in the consolidated balance sheets because the swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138. The amounts recorded in accumulated other comprehensive income are subsequently reclassified into earnings in the same period in which the related interest affects earnings.

     For more information on the interest rate swaps, see "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" on page 21.

Critical Accounting Policies
     The preparation of financial statements requires the use of estimates. Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates. Following is a discussion of the estimates that we consider critical.

Inventory Valuation
     As discussed in Note 1 to the Consolidated Financial Statements, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.

     Inventory valuation methods require certain significant management estimates and judgments, including estimates of merchandise markdowns and shrink, which significantly affect the ending inventory valuation at cost as well as the resulting gross margins. The averaging required in applying the retail inventory method and the estimates of shrink and markdowns could, under certain circumstances, result in costs not being recorded in the proper period.

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

     Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. The majority of our counts are taken between January and May of each year;

therefore, the shrink accrual recorded at December 31, 2002 is based on estimated shrink for most of 2002, including the fourth quarter. We have not experienced significant fluctuations in historical shrink rates in our Dollar Tree stores. However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition, as was experienced in the former Dollar Express distribution facilities and stores in 2001. We periodically adjust our shrink estimates to address these factors as they become apparent.

     Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Accrued Expenses
     On a monthly basis, we estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to domestic freight, insurance-related expenses, certain store level operating expenses, such as property taxes and utilities, and other expenses. Our freight and store-level operating expenses are estimated based on current activity and historical results. Our workers' compensation and general liability insurance accruals are recorded based on actuarial valuation methods performed by third-party actuaries. These actuarial valuations are estimates based on historical loss development factors. Other expenses are estimated and recorded in the periods that management becomes aware of them. The related accruals are adjusted as management's estimates change. Differences in management's estimates and assumptions could result in an accrual materially different from the calculated accrual. Our experience has been that some of our estimates are too high and others are too low. Historically, the net total of these differences has not had a material effect on our financial condition or results of operations.

Income Taxes
     On a monthly basis, we estimate our required tax liability and assess the recoverability of our deferred tax assets. Our taxes payable are estimated based on enacted tax rates, including estimated tax rates in states where our store base is growing applied to the income expected to be taxed currently. Management assesses the realizability of our deferred tax asset based on the availability of carrybacks of future deductible amounts and management's projections for future taxable income. We cannot guarantee that we will generate income in future years. Historically we have not experienced significant differences in our estimates of our tax accrual.

Seasonality and Quarterly Fluctuations
     We experience seasonal fluctuations in our net sales, comparable store net sales, operating income and net income and expect this trend to continue. Our results of operations may also fluctuate significantly as a result of a variety of factors, including:

     o  shifts in the timing of certain holidays, especially Easter;

     o  the timing of new store openings;

     o  the net sales contributed by new stores;

     o  changes in our merchandise mix; and

     o  competition.

     Our highest sales periods are the Christmas and Easter seasons. Easter was observed on March 31, 2002 and will be observed on April 20, 2003. In addition, there were six fewer selling days between Thanksgiving and Christmas in 2002 as compared to 2001. The decrease in the selling season resulted from the shift of Thanksgiving from November 22, 2001 to November 28, 2002. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter. In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store staff. Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems.

     Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 12 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Inflation and Other Economic Factors
     Our ability to provide quality merchandise at a fixed price and on a profitable basis may be subject to economic factors and influences that we cannot control. The outbreak of war or other national or international events, including terrorism, could lead to disruptions in the economy that could result in decreased consumer spending and increases in costs that are critical to our operations, including inflation in shipping rates, wage rates and other operating costs.

     Shipping Costs. In the past, we have experienced annual increases of as much as 33% in our trans-Pacific shipping rates due primarily to rate increases imposed by the trans-Pacific shipping cartel. Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers. As a result, our trans-Pacific shipping rates may increase when we renegotiate our import shipping rates effective May 2003.

     During 2000, we experienced a $1.2 million increase in our domestic freight costs because of increased domestic fuel costs. During 2001, we experienced a $0.4 million increase in freight costs compared to 2000 resulting from increased domestic fuel costs. Because of rising fuel costs in 2003, we expect to experience larger increases in freight costs than in past years.

     Minimum Wage. Although our average hourly wage rate is significantly higher than the federal minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs. In February 2000, the U.S. Senate approved a proposal increasing the federal minimum wage by $1.00 per hour over three years. In March 2000, the U.S. House of Representatives approved a proposal increasing the federal minimum wage by $1.00 per hour over two years. No bill was passed into law and the status of this issue in the 2003 Congress is uncertain. If the federal minimum wage were to increase by $1.00 per hour, we believe that our annual payroll expenses would increase by approximately 1.0% to 1.5% of operating expenses unless we realize offsetting cost reductions.

     Leases for Replaced Distribution Centers. We are liable for rent and pass-through costs under two leases for now-closed distribution centers whose leases expire at various dates through June 2008. Annual rent and pass-through costs on these facilities are approximately $1.5 million in fiscal 2003 and 2004, $1.2 million in fiscal 2005, $0.6 million in fiscal 2006 and 2007 and $0.3 million in fiscal 2008. Certain of these distribution facilities have been subleased under agreements expiring at various dates through June 2008. We have recorded charges for these future obligations for certain of the facilities considering current market conditions and probable sublease income at each location.

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

Statements of Financial Accounting Standards No. 146
     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting of costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. The standard requires an entity to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, and to subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 is effective prospectively after December 31, 2002. Our management does not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 148
     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

FASB Interpretation No. 45
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of SFAS Nos. 5, 57 and 107 and a recission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for periods ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

FASB Interpretation No. 46
     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Under the terms of this standard, certain variable interest entities, such as the entity that holds our distribution center lease facility, are required to be consolidated. We implemented this standard effective January 1, 2003 and, as a result, the distribution center assets and the $140.6 million of debt incurred by the variable interest entity to purchase and construct the assets are included in balance sheets for periods after January 1, 2003.

EITF Issue 02-16
     The FASB's EITF Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor," addresses the accounting treatment for vendor allowances. We have only insignificant allowance agreements with our vendors; therefore, we do not expect the adoption of this pronouncement to have a material impact on our financial condition or results of operations.

Potential Future Accounting Pronouncements
     During fiscal 2003, the Financial Accounting Standards Board is expected to address accounting for stock-based compensation. Changes to the existing rules could require companies to recognize compensation expense for stock option grants. If new rules are enacted, our results of operations could be materially adversely affected.

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

Interest Rate Risk
     We have financial instruments that are subject to interest rate risk, consisting of debt and lease obligations issued at variable and fixed rates. Based on amounts outstanding on our fixed rate debt obligations at December 31, 2002, we do not consider our exposure to interest rate risk to be material.

     We use variable-rate debt to finance certain of our operations and capital improvements. These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We believe it is beneficial to limit the variability of our interest payments.

     To meet this objective, we entered into derivative instruments in the form of interest rate swaps to manage fluctuations in cash flows resulting from changes in the variable interest rates on the obligations. The interest rate swaps reduce the interest rate exposure on these variable-rate obligations. Under the interest rate swap, we pay the bank at a fixed rate and receive variable interest at a rate approximating the variable-rate on the obligation, thereby creating the economic equivalent of a fixed rate obligation. Under the $19.0 million, $10.0 million and $5.0 million interest rate swaps, no payments are made by parties under the swaps for monthly periods in which the variable interest rate is greater than the predetermined knock-out rate.

     The following table summarizes the financial terms of our interest rate swap agreements and the fair value of each interest rate swap at December 31, 2002:


        Hedging           Receive           Pay             Knock-out       Expiration         Fair
      Instrument          Variable         Fixed              Rate          ----------         Value
      ----------          --------         -----              ----                             -----

     $19.0 million         LIBOR           4.88%              7.75%           4/1/09       ($2.1 million)
  interest rate swap

     $10.0 million         LIBOR           6.45%              7.41%           6/2/04       ($0.7 million)
  interest rate swap

     $5.0 million          LIBOR           5.83%              7.41%           6/2/04       ($0.3 million)
  interest rate swap

     $25.0 million         LIBOR           5.43%               N/A            3/12/06      ($2.4 million)
  interest rate swap


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

Foreign Currency Risk
     Although we purchase most of our imported goods with U.S. dollars, we are subject to foreign currency exchange rate risk relating to payments to suppliers in Euros (formerly Italian lire). When favorable exchange rates exist, we may hedge foreign currency commitments of future payments by purchasing foreign currency forward contracts. On December 31, 2002, we had no contracts outstanding. Less than 1% of our purchases are contracted in Euros, and the market risk exposure relating to currency exchange rate fluctuations is not material.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements              Page
                                                                           ----

Independent Auditors' Report...............................................  24

Consolidated Balance Sheets as of February 1, 2003, December 31, 2002
    and December 31, 2001..................................................  25

Consolidated Statements of Operations for the month ended February 1, 2003 and the years ended December 31, 2002, 2001 and 2000...................  26

Consolidated Statements of Shareholders' Equity and Comprehensive Income
    (Loss) for the month ended February 1, 2003 and the years ended
    December 31, 2002, 2001 and 2000.......................................  27

Consolidated Statements of Cash Flows for the month ended
    February 1, 2003 and the years ended
    December 31, 2002, 2001 and 2000.......................................  28

Notes to Consolidated Financial Statements.................................  30

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Dollar Tree Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of February 1, 2003 and December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the one-month period ended February 1, 2003 and for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree Stores, Inc. and subsidiaries as of February 1, 2003 and December 31, 2002 and 2001, and the results of their operations and their cash flows for the one-month period ended February 1, 2003 and for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as described in Note 1. Also as described in Note 1, the Company changed its method of accounting for merchandise inventories from the first-in, first-out method to average cost, also effective January 1, 2002.

Effective January 1, 2003, the Company implemented the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as described in Note 5.


/s/ KPMG LLP

Norfolk, Virginia
March 18, 2003



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                       February 1,              December 31,
                                                                       -----------              ------------
                                                                          2003               2002            2001
                                                                          ----               ----            ----
                                                                                      (In thousands, except share data)
                                   ASSETS
Current assets:
     Cash and cash equivalents....................................    $  237,302       $  292,192         $ 236,653
     Short-term investments.......................................        63,525           43,780                --
     Merchandise inventories......................................       438,439          357,665           296,473
     Deferred tax asset (Note 3)..................................        14,333           10,409             8,877
     Prepaid expenses and other current assets....................        15,783           12,094            18,776
                                                                       ---------        ---------           -------

         Total current assets.....................................       769,382          716,140           560,779

Property and equipment, net (Notes 4, 5, 6 and 7).................       477,947          344,322           279,011
Deferred tax asset (Note 3).......................................            --               --             7,436
Goodwill, net of accumulated amortization (Note 6)................        38,358           38,358            38,358
Other assets, net (Notes 5 and 6).................................        18,552           17,557            16,464
                                                                       ---------        ---------           -------

         TOTAL ASSETS.............................................    $1,304,239       $1,116,377         $ 902,048
                                                                       =========        =========           =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt (Note 7)...................    $   25,000       $   25,000         $  25,000
     Current installments of obligations under capital
       leases (Note 6)............................................         5,811            5,782             3,865
     Accounts payable.............................................       137,668           59,451            58,090
     Other current liabilities (Note 6)...........................        75,033           88,237            75,219
     Income taxes payable.........................................        23,548           28,041            38,848
                                                                       ---------        ---------           -------

         Total current liabilities................................       267,060          206,511           201,022

Long-term debt, excluding current portion (Note 7)................       146,628            6,000            12,000
Obligations under capital leases, excluding
  current installments (Note 6)...................................        17,283           17,647            21,506
Deferred tax liability (Note 3)...................................        11,685            9,899                --
Other liabilities (Notes 8 and 10)................................        15,764           20,916            15,784
                                                                       ---------        ---------           -------

         Total liabilities........................................       458,420          260,973           250,312
                                                                       ---------        ---------           -------

Shareholders' equity (Notes 8, 9 and 11):
     Common stock, par value $0.01. 300,000,000 shares
       authorized, 114,231,314 shares issued and outstanding at
       February 1,2003; 114,186,569 shares issued and outstanding at December 31, 2002; and 112,505,658 shares issued and
       outstanding at December 31, 2001...........................         1,142            1,142             1,125
     Additional paid-in capital...................................       218,106          217,267           167,151
     Accumulated other comprehensive loss.........................        (1,277)          (1,373)             (378)
     Unearned compensation........................................          (112)            (117)               --
     Retained earnings............................................       627,960          638,485           483,838
                                                                       ---------        ---------           -------

         Total shareholders' equity...............................       845,819          855,404           651,736

Commitments and contingencies
     (Notes 4, 5, 7, 8, 10 and 11)................................
                                                                       ---------        ---------           -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................    $1,304,239       $1,116,377         $ 902,048
                                                                       =========        =========           =======


          See accompanying Notes to Consolidated Financial Statements.



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Month Ended              Year Ended December 31,
                                                         February 1,        -----------------------------------
                                                           2003             2002           2001            2000
                                                           ----             ----           ----            ----
                                                                   (In thousands, except per share data)

Net sales............................................    $ 160,789     $ 2,329,188    $ 1,987,271       $ 1,688,105
Cost of sales (Note 4)...............................      113,980       1,481,232      1,271,314         1,063,416
Merger-related costs (Note 2)........................           --              --             --             1,100
                                                           -------       ---------      ---------         ---------

         Gross profit ...............................       46,809         847,956        715,957           623,589
                                                           -------       ---------      ---------         ---------

Selling, general and administrative
  expenses (Notes 4 and 10):
    Operating expenses...............................       55,237         594,035        512,092           417,287
    Merger-related expenses (Note 2).................           --              --             --             3,266
                                                           -------       ---------      ---------         ---------
         Total selling, general and
           administrative expenses...................       55,237         594,035        512,092           420,553
                                                           -------       ---------      ---------         ---------

         Operating income (loss).....................       (8,428)        253,921        203,865           203,036

Interest income......................................          389           3,526          3,573             4,266
Interest expense (Notes 5 and 7).....................         (719)         (4,519)        (5,464)           (7,817)
Changes in fair value of non-hedging
  interest rate swaps (Note 8).......................          239          (1,469)        (1,723)               --
                                                           -------      ----------      ---------         ---------

         Income (loss) before income taxes...........       (8,519)        251,459        200,251           199,485

Provision for income taxes (Note 3)..................       (3,279)         96,812         77,170            77,476
                                                           -------       ---------      ---------         ---------

         Income (loss) before extraordinary
           item and cumulative effect of a
           change in accounting principle............       (5,240)        154,647        123,081           122,009

Cumulative effect of a change in
  accounting principle, net of tax
  benefit of $3,309 (Note 5).........................       (5,285)             --             --                --
Loss on debt extinguishment, net of
  tax benefit of $242................................           --              --             --               387
                                                           -------       ---------      ---------         ---------

         Net income (loss)...........................      (10,525)        154,647        123,081           121,622

Less: Preferred stock dividends and
         accretion (Note 9)..........................           --              --             --             1,413
                                                           -------       ---------      ---------         ---------

         Net income (loss) available to
           common shareholders.......................    $ (10,525)    $   154,647    $   123,081       $   120,209
                                                           =======       =========      =========         =========

Basic net income (loss) per common share (Note 9):
  Income (loss) before extraordinary
     item and cumulative effect of a
     change in accounting principle..................    $   (0.05)    $      1.36    $      1.10       $      1.16
  Cumulative effect of a change in
    accounting principle and extraordinary item......        (0.04)             --             --                --
                                                           -------       ---------      ---------         ---------
         Net income (loss)...........................    $   (0.09)    $      1.36    $      1.10       $      1.16
                                                           =======       =========      =========         =========

Diluted net income (loss) per common share (Note 9):
  Income (loss) before extraordinary
     item and cumulative effect of a
     change in accounting principle..................    $   (0.05)    $      1.35    $      1.09       $      1.08
  Cumulative effect of a change in
     accounting principle and
     extraordinary item..............................        (0.04)             --             --                --
                                                           -------       ---------      ---------         ---------
     Net income (loss)...............................    $   (0.09)    $      1.35    $      1.09       $      1.08
                                                           =======       =========      =========         =========

          See accompanying Notes to Consolidated Financial Statements.





                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                        Month Ended February 1, 2003 and
                  Years Ended December 31, 2002, 2001 and 2000

                                                                                    Accumulated
                                                        Common           Additional    Other                                Share-
                                                         Stock   Common  Paid-in    Comprehensive   Unearned     Retained   holders'
                                                        Shares    Stock   Capital      Loss       Compensation   Earnings   Equity
                                                        ------    -----   -------      ----       ------------   --------   ------
                                                                                       (In thousands)

Balance at December 31, 1999.........................    98,842   $  659  $ 75,031  $    --       $    --       $240,548   $316,238
Transfer from additional paid-in
   capital for Common Stock dividend.................        --      329      (329)      --            --             --         --
Net income for the year ended December 31, 2000......        --       --        --       --            --        121,622    121,622
Issuance of stock for Dollar Express
   preferred stock (Note 8)..........................     3,097       31    40,945       --            --             --     40,976
Issuance of stock under Employee Stock
   Purchase Plan and other plans (Note 11)...........        41       --     1,151       --            --             --      1,151
Exercise of stock options, including
   income tax benefit of $16,670 (Note 11)...........     1,752       18    37,629       --            --             --     37,647
Exercise of common stock warrants (Note 9)...........     4,252       43     2,394       --            --             --      2,437
Conversion of common stock warrants (Note 9).........     4,062       41       (41)      --            --             --         --
Accretion to redemption value, amortization of
   discount and accrued dividends of cumulative
   convertible redeemable preferred stock (Note 9)...        --       --        --       --            --         (1,413)    (1,413)
                                                        -------   ------   -------   ------       -------        -------    -------
Balance at December 31, 2000.........................   112,046    1,121   156,780       --            --        360,757    518,658
                                                        -------   ------   -------   ------       -------        -------    -------
Net income for the year ended December 31, 2001......        --       --        --       --            --        123,081    123,081
Other comprehensive loss (Note 9)....................        --       --        --     (378)           --             --       (378)
                                                                                                                            -------
     Total comprehensive income......................                                                                       122,703
Issuance of stock under Employee Stock
   Purchase Plan and other plans (Note 11)...........        91       --     1,555       --            --             --      1,555
Exercise of stock options, including
   income tax benefit of $2,345 (Note 11)............       594        6    12,589       --            --             --     12,595
Repurchase and retirement of common shares (Note 9)..      (225)      (2)   (3,773)      --            --             --     (3,775)
                                                        -------   ------   -------   ------       -------        -------    -------
Balance at December 31, 2001.........................   112,506    1,125   167,151     (378)           --        483,838    651,736
                                                        -------   ------   -------   ------       -------        -------    -------
Net income for the year ended December 31, 2002......        --       --        --       --            --        154,647    154,647
Other comprehensive loss (Note 9)....................        --       --        --     (995)           --             --       (995)
                                                                                                                            -------
     Total comprehensive income......................                                                                       153,652
Issuance of stock under Employee Stock
   purchase plan and other plans (Note 11)...........        96        1     2,038       --            --             --      2,039
Exercise of stock options, including
   income tax benefit of $10,696 (Note 11)...........     1,633       16    41,117       --            --             --     41,133
Restricted stock issuance and amortization (Note 9)..         9       --       275       --          (117)            --        158
Settlement of merger-related contingencies...........       (57)      --     6,686       --            --             --      6,686
                                                        -------   ------   -------   ------       -------        -------    -------
Balance at December 31, 2002.........................   114,187    1,142   217,267   (1,373)         (117)       638,485    855,404
                                                        -------   ------   -------   ------       -------        -------    -------
Net loss for the month ended February 1, 2003........        --       --        --       --            --        (10,525)   (10,525)
Other comprehensive income (Note 9)..................        --       --        --       96            --             --         96
                                                                                                                            -------
     Total comprehensive loss (Note 9)...............                                                                       (10,429)
Issuance of stock under Employee Stock
   Purchase Plan and other plans (Note 11)...........        32       --       614       --            --             --        614
Exercise of stock options, including
   income tax benefit of $65 (Note 11)...............        12       --       225       --            --             --        225
Restricted stock amortization (Note 9)...............        --       --        --       --             5             --          5
                                                        -------   ------   -------   ------       -------        -------    --------
Balance at February 1, 2003..........................   114,231   $1,142  $218,106  $(1,277)      $  (112)      $627,960   $845,819
                                                        =======   ======   =======   ======       =======        =======    ========


          See accompanying Notes to Consolidated Financial Statements.




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Month Ended           Year Ended December 31,
                                                                           February 1,           -----------------------
                                                                             2003            2002         2001        2000
                                                                             ----            ----         ----        ----
                                                                                                  (In thousands)
Cash flows from operating activities:

     Net income (loss).................................................   $ (10,525)      $ 154,647     $ 123,081   $ 121,622
                                                                            -------         -------       -------     -------

     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization.................................       7,217          71,615        53,763      41,971
         Loss on disposal of property and equipment....................         107           1,599         1,726       1,471
         Cumulative effect of change in accounting principle...........       5,285              --            --          --
         Change in fair value of non-hedging interest rate swaps......         (239)          1,469         1,723          --
         Extraordinary loss on early extinguishment of debt............          --              --            --         629
         Provision for deferred income taxes...........................       1,111          16,439        (6,219)     (3,294)
         Tax benefit of stock option exercises........................          65          10,696         2,345      16,670
         Other non-cash adjustments to net income......................          58             313         1,318          --
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
              Merchandise inventories..................................     (80,774)        (61,192)      (37,786)    (65,849)
              Prepaid expenses and other current assets................      (3,689)          6,707        10,594     (14,782)
              Other assets.............................................        (679)           (999)         (936)       (987)
              Accounts payable.........................................      78,217           1,361       (17,314)      3,654
              Income taxes payable.....................................      (4,493)        (10,807)       15,400      (5,745)
              Other current liabilities................................     (12,505)         13,018        28,313      10,710
              Other liabilities........................................      (3,185)          2,011         2,718       1,195
                                                                            -------         -------       -------     -------
                    Net cash provided by (used in) operating
                      activities.......................................     (24,029)        206,877       178,726     107,265
                                                                            -------         -------       -------     -------

Cash flows from investing activities:
     Acquisition of favorable lease rights.............................          --            (813)           --          --
     Capital expenditures..............................................     (11,555)       (136,127)     (121,566)    (95,038)
     Proceeds from sale of property and equipment......................          --             216            98         271
     Purchase of short-term investments................................     (21,745)        (60,280)           --          --
     Proceeds from maturities of short-term
       investments.....................................................       2,000          16,500            --          --
     Settlement of merger-related contingencies........................          --           6,686            --          --
                                                                            -------         -------       -------     -------
                    Net cash used in investing activities..............     (31,300)       (173,818)     (121,468)    (94,767)
                                                                            -------         -------       -------     -------

Cash flows from financing activities:
     Proceeds from revolving credit facilities.........................          --              --        82,000      74,700
     Repayment of long-term debt and facility fees.....................          --          (6,025)       (6,239)    (27,708)
     Repayment of revolving credit facilities..........................          --              --       (82,000)    (81,200)
     Principal payments under capital lease obligations................        (335)         (3,971)       (3,562)     (3,274)
     Proceeds from stock issued pursuant to
       stock-based compensation plans .................................         774          32,476        11,805      24,563
     Repurchase of common stock (Note 9)...............................          --              --        (3,775)         --
                                                                            -------         -------       -------     -------
                    Net cash provided by (used in)
                      financing activities.............................         439          22,480        (1,771)    (12,919)
                                                                            -------         -------       -------     -------

Net increase (decrease)in cash and cash equivalents....................     (54,890)         55,539        55,487        (421)
Cash and cash equivalents at beginning of year.........................     292,192         236,653       181,166     181,587
                                                                            -------         -------       -------     -------
Cash and cash equivalents at end of year...............................   $ 237,302       $ 292,192     $ 236,653   $ 181,166
                                                                            =======         =======       =======     =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest......................................................   $     195       $   3,685   $   5,144     $   7,315
                                                                            =======         =======     ========      =======
         Income taxes..................................................   $     110       $  82,420   $  65,688     $  65,597
                                                                            =======         =======     ========      =======

                          (continued on following page)









                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (continued from previous page)

Supplemental disclosure of non-cash investing and financing activities:
     The Company purchased equipment under capital lease obligations amounting to $2,177, $222 and $439 in the years ended December 31, 2002, 2001 and 2000, respectively.

     As described in Note 5, the Company consolidated its variable interest entity effective January 1, 2003. As a result, the Company recorded the following on January 1, 2003: an increase of $128,791 in property and equipment; an increase of $970 for deferred financing costs in other assets and an increase of $140,628 in long-term debt. In addition, the cumulative effect of a change in accounting principle represents, net of the tax effect of $3,309, the catch-up of depreciation related to the distribution center assets and the catch-up of the amortization of the deferred financing costs offset by the write-off of the straight-lined rent liability.

          See accompanying Notes to Consolidated Financial Statements.




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
     At February 1, 2003, Dollar Tree Stores, Inc. (DTS or the Company) owns and operates 2,272 discount variety retail stores that sell substantially all items for $1.00 or less. The Company's stores operate under the names of Dollar Tree, Dollar Express, Dollar Bills, Only One Dollar and Only $One. Our stores average approximately 5,900 selling square feet.

     The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania and Georgia. In February 2003, the Company commenced operations of a distribution center in Oklahoma. Most of the Company's stores are located in the eastern half of the United States and California. The Company's merchandise includes candy and food, housewares, health and beauty care, seasonal goods, party goods, toys, stationery, gifts and other consumer items. Approximately 40% of the Company's merchandise is directly imported, primarily from China.

Principles of Consolidation
     The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc., and its wholly owned subsidiaries. Effective January 1, 2003, the consolidated financial statements also include the financial statements of a variable interest entity that owns three of the Company's distribution centers and the assets to a fourth distribution center that opened in February 2003 (see Note 5). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
     The Company's fiscal years were calendar years in 2002, 2001 and 2000. The Company changed its fiscal year end from December 31 to the Saturday closest to January 31st, effective for the fiscal year beginning February 2, 2003. Accordingly, the Company is presenting financial information and accompanying notes, where applicable, for the month ended February 1, 2003 (the transition period) in this year-end report on Form 10-K. The new fiscal year allows the Company to align its reporting periods with its new inventory management system.

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

Reclassifications
     Certain 2001 and 2000 amounts have been reclassified for comparability with the current period presentation.

Cash and Cash Equivalents
     Cash and cash equivalents at February 1, 2003, December 31, 2002 and December 31, 2001 includes $211,525, $277,170 and $219,635, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Short-Term Investments
     The Company's short-term investments consist primarily of government-sponsored commercial paper with remaining maturities of more than 90 days at the time of purchase. These investments are classified as held-to-maturity and carried at amortized cost, which approximates fair value.

Merchandise Inventories
     In 2001, merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis. Cost is assigned to store inventories using the retail inventory method, determined on a FIFO basis. During the second quarter of 2002, the Company changed its method of accounting for its merchandise inventories from the FIFO method to the weighted-average cost method following the implementation of its new inventory management system. The Company believes this change is preferable because it more accurately measures the cost of the Company's merchandise inventories and more accurately matches revenues and costs. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The cumulative effect of the accounting change at January 1, 2002 was not material. In addition, there was no material impact to the first and second quarter 2002 financial statements as a result of this change in accounting principle. Additional pro forma disclosures of the impact of the change on prior periods as required under Accounting Principles Board Opinion No. 20, "Accounting Changes," are not provided since weighted-average cost information was not available from the prior inventory management system; however, the Company does not believe the effect would have been material.

     Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $19,990, $16,674, and $15,707 at February 1, 2003, December 31, 2002 and December 31, 2001, respectively.

Property and Equipment
     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

     Buildings..................................              39 years
     Furniture, fixtures and equipment..........              3 to 10 years
     Transportation vehicles....................              4 to 6 years

     Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or terms of the related leases, whichever is shorter. If title to the related asset passes to the Company at the end of the lease term, the asset is amortized over its estimated useful life, even if the lease term is shorter. The amortization is included in "selling, general and administrative expenses" on the consolidated statements of operations.

     Costs incurred related to software developed for internal use are capitalized and amortized over three years. Costs capitalized include those incurred in the application development stage as defined in Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2001, the Company recorded charges of $1,400 to write-down certain assets. No charges were recorded in the month ended February 1, 2003, the year ended December 31, 2002 or the year ended December 31, 2000. These charges are recorded as a component of "operating expenses" in the consolidated statements of operations.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Intangible Assets and Goodwill
     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No.
144. The Company performed the required transition impairment tests of goodwill and other intangibles as of January 1, 2002, and determined that no impairment existed. In addition, the Company performs its annual assessment of impairment each November.

     Prior to January 1, 2002, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 20 to 25 years.

Financial Instruments
     The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. By entering into receive-variable, pay-fixed interest rate swaps, the Company limits its exposure to changes in variable interest rates. The Company is exposed to credit related losses in the event of non-performance by the counterparty to the interest rate swaps; however, the counterparties are major financial institutions, and the risk of loss due to non-performance is considered remote. Interest rate differentials paid or received on the swap are recognized as adjustments to expense in the period earned or incurred. The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis.

     Prior to the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the fair value of the interest rate swaps was not recorded in the Company's balance sheet because they met the requirements for hedge accounting treatment prior to the implementation of SFAS No. 133.

     Effective January 1, 2001, the Company adopted SFAS No. 133. This statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company's three interest rate swaps in effect at January 1, 2001 do not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133. As a result, the interest rate swaps were recorded at their fair values in the consolidated balance sheet on January 1, 2001 as a component of "other liabilities" (see Note 8). Changes in the fair value of the interest rate swaps are recorded as "change in the fair value of non-hedging interest rate swaps" in the statements of cash flows and the consolidated statements of operations. Upon termination of these non-hedging interest rate swaps, the remaining asset or liability, if any, will be removed from the consolidated balance sheet.

     The Company is party to one interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133. Accordingly, changes in the fair value of the interest rate swap are reported in the consolidated balance sheets as a component of "accumulated other comprehensive loss." These amounts are subsequently reclassified into earnings as a yield adjustment in the period in which the related interest on the variable-rate obligations affects earnings. If the swap is terminated prior to its expiration date, the amount recorded in accumulated other comprehensive income will be recorded as a yield adjustment over the term of the forecasted transaction.

     The Company enters into foreign exchange forward contracts to hedge off-balance sheet foreign currency denominated purchase commitments from suppliers. The contracts are exclusively for Euros (formerly Italian lire), which account for less than 1% of the Company's purchases. The terms of these contracts are generally less than three months. Gains and losses on these contracts are not recognized until included in the measurement of the related foreign currency transaction. There were no open foreign exchange contracts at February 1, 2003, December 31, 2002 or December 31, 2001.

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

Stock-Based Compensation
     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure only requirements of SFAS No. 123.


    If the accounting provisions of SFAS No. 123 had been adopted, the Company's net income (loss) available to common shareholders and net income (loss) per common share would have been reduced to the pro forma amounts indicated in the following table:


                                                                Month Ended            Year Ended December 31,
                                                                February 1,       ------------------------------
                                                                  2003          2002         2001         2000
                                                                  ----          ----         ----         ----

     Net income (loss) available to common shareholders:
         As reported...........................................  $ (10,525)    $ 154,647    $ 123,081     $ 120,209

     Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method
       net of related tax effects..............................  $   1,108    $   12,625   $   11,417    $   13,837
                                                                   -------       -------      -------       -------

         Net income (loss) available to
           common shareholders for SFAS No. 123...............   $ (11,633)    $ 142,022    $ 111,664     $ 106,372
                                                                   =======       =======      =======       =======
     Net income (loss) per common share:
         Basic, as reported....................................  $   (0.09)    $    1.36    $    1.10     $    1.16
         Basic, pro forma for SFAS No. 123.....................  $   (0.10)    $    1.25    $    0.99     $    1.02

         Diluted, as reported..................................  $   (0.09)    $    1.35    $    1.09     $    1.08
         Diluted, pro forma for SFAS No. 123...................  $   (0.10)    $    1.24    $    0.99     $    0.94

     These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options' vesting periods and because additional options may be granted in future years.

     In December 2002, the Financial Accounting Standards Board issued SFAS No.
148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the table above.

Net Income Per Common Share
     Basic net income per common share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per common share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding stock options and warrants after applying the treasury stock method.

Advertising Costs
     The Company expenses advertising costs as they are incurred. Advertising costs approximated $789 in the month ended February 1, 2003. The Company did not incur significant advertising costs in the years ended December 31, 2002, 2001 and 2000.

NOTE 2 - MERGERS AND ACQUISITIONS

     On May 5, 2000, the Company completed its merger with Dollar Express. The merger was accounted for as a pooling of interests. DTS issued 0.8772 shares of the Company's common stock for each share of Dollar Express outstanding common stock. The Company issued 8,771,928 shares of its common stock for all of the outstanding shares of Dollar Express common stock, which included converting all of Dollar Express preferred shares into common shares on a one-for-one basis as more fully discussed in Note 9. Stock options to purchase 260,000 shares of Dollar Express common stock were converted into options to purchase 228,072 common shares of the Company.

     In connection with the merger, the Company incurred approximately $4,366
($3,134 after taxes or $0.02 diluted net income per common share in 2000) of merger-related costs and expenses, consisting primarily of write-downs of inventory and professional fees.





NOTE 3 - INCOME TAXES

     Total income taxes were allocated as follows:

                                                                      Month Ended         Year Ended December 31,
                                                                      February 1,       --------------------------
                                                                         2003           2002        2001      2000
                                                                         ----           ----        ----      ----
     Income (loss) from continuing operations.......................  $ (3,279)       $96,812     $77,170   $77,476
     Extraordinary item.............................................        --             --         --       (242)
     Cumulative effect of a change in accounting
       principle....................................................    (3,309)            --         --         --
     Accumulated other comprehensive (income) loss, marking
       derivative financial instruments to fair value...............        61           (633)       (237)       --
     Stockholders' equity, tax benefit on exercise of
       stock options................................................       (65)       (10,696)     (2,345)  (16,670)
                                                                        ------         ------      ------    ------
                                                                      $ (6,592)       $85,483     $74,588   $60,564
                                                                        ======         ======      ======    ======

     The provision for income taxes from continuing operations consists of the following:
                                                                     Month Ended
                                                                     February 1,         Year Ended December 31,
                                                                        2003            2002      2001       2000
                                                                        ----            ----      -----      -----
     Federal - Current..............................................  $ (3,778)       $69,003     $71,504   $69,330
     Federal - Deferred.............................................       956         14,141      (5,339)   (2,827)
     State - Current................................................      (611)        11,373      11,885    11,440
     State - Deferred...............................................       154          2,295        (880)     (467)
                                                                        ------         ------      ------    ------
                                                                      $ (3,279)       $96,812     $77,170   $77,476
                                                                        ======         ======      ======    ======

     A reconciliation of the statutory federal income tax rate and the effective rate follows:
                                                                       Month Ended
                                                                       February 1,        Year Ended December 31,
                                                                          2003           2002       2001      2000
                                                                          ----           ----       ----      ----
     Statutory tax rate...........................................      (35.0%)          35.0%       35.0%     35.0%
       Effect of:
       State and local income taxes, net of
         federal income tax benefit...............................       (3.5)            3.5         3.6       3.6
       Other, net.................................................          --             --        (0.1)      0.2
                                                                        ------         ------      ------    ------
           Effective tax rate.....................................      (38.5%)          38.5%       38.5%     38.8%
                                                                        ======         ======      ======    ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the consolidated balance sheet based on the classification of the underlying asset or liability. Significant components of the Company's net deferred tax assets follows:

                                                                      February 1,          December 31,
                                                                       2003             2002        2001
                                                                       ----             ----         ----
     Deferred tax assets:
       Accrued expenses and other liabilities principally
         due to differences in the timing of deductions
         for reserves...............................................  $ 18,383        $18,952     $15,899
       Inventories due to additional amounts inventoried
         for tax purposes...........................................     2,314          2,474       2,862
       Property and equipment due to differences in
         depreciation...............................................        --             --       1,674
       Other........................................................     1,294          1,344         587
                                                                        ------         ------      ------
         Total deferred tax assets..................................    21,991         22,770      21,022
                                                                        ------         ------      ------
     Deferred tax liabilities:
       Intangible assets due to differences in
         amortization...............................................    (4,159)        (4,073)     (3,049)
       Deferred compensation primarily due to
         contributions to the profit sharing plan...................    (1,402)        (1,443)     (1,300)
       Property and equipment due to difference in
         depreciation...............................................   (13,472)       (16,434)         --
       Other.......................................................       (310)          (310)       (360)
                                                                        ------         ------      ------
         Total deferred tax liabilities.............................   (19,343)       (22,260)     (4,709)
                                                                        ------         ------      ------
         Net deferred tax asset.....................................  $  2,648        $   510     $16,313
                                                                        ======         ======      ======


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to the past five years' taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the existing net deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
     Future minimum lease payments under noncancelable store, distribution center and former corporate headquarters operating leases (including leases with related parties) as of December 31, 2002 are as follows:
                                                            Operating
                                                              Leases
                                                              ------
     Calendar year:
         2003.........................................      $ 149,799
         2004.........................................        138,822
         2005.........................................        117,247
         2006.........................................         87,826
         2007.........................................         58,604
         Thereafter...................................         95,994
                                                              =======

                                                            $ 648,292

     The above future minimum lease payments include amounts for leases that were signed prior to December 31, 2002 for stores that were not open as of December 31, 2002. In addition, the Company executed leases in the amount of $9,872 during the month ended February 1, 2003 for stores that were not open as of February 1, 2003. The above amounts exclude the future minimum lease payments associated with the lease of four distribution centers from a variable interest entity. As discussed in Note 5, the variable interest entity was consolidated in the financial statements effective January 1, 2003.

     Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $2,877 under operating leases.

Minimum and Contingent Rentals
     Rental expense for store, distribution center and former corporate headquarters operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:


                                                            Month Ended        Year Ended December 31,
                                                            February 1,        -----------------------
                                                             2003           2002        2001       2000
                                                             ----           ----        ----       ----

     Minimum rentals..............................        $ 12,818       $ 142,674    $ 121,645   $ 95,600
     Contingent rentals                                          1           1,277        1,067      1,876
                                                            ------           -----      -------     ------
       Total......................................        $ 12,819       $ 143,951    $ 122,712   $ 97,476
                                                            ======         =======      =======     ======

Non-Operating Facilities
     The Company is responsible for payments under leases for former distribution centers and certain closed stores. The leases for the facilities expire at various dates through June 2008. The Company receives sublease income on certain of the vacated facilities under agreements expiring through June 2008. The accruals recorded in connection with the closed distribution centers are adjusted quarterly for changes in market conditions. Remaining lease terms on closed stores are generally short-term and not subleased during the remaining lease term. Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded a $364 charge in 2002 and a $1,160 charge in 2001. The total accrual for these vacated facilities was $2,102, $2,180 and $3,100 at February 1, 2003, December 31, 2002 and December
31, 2001, respectively.

Related Parties
     The Company also leases properties for six of its stores from partnerships owned by related parties. The total rental payments related to these leases were $25, $1,039, $1,782, and $2,051, for the month ended February 1, 2003 and the years ended December 31, 2002, 2001 and 2000, respectively.

Management Advisory Services
     During each of the years ended December 31, 2001 and 2000, the Company paid $200 under a financial and management advisory service agreement with one of its non-employee shareholders. No payments were made under this agreement during the month ended February 1, 2003 and the year ended December 31, 2002.

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

Freight Services
     The Company has contracted outbound freight services from various contract carriers with contracts expiring through April 2005. The total amount of these commitments is approximately $35,014, of which approximately $24,927 is committed in 2003, $8,216 is committed in 2004, and $1,871 is committed in 2005.

Financial Guarantees
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of SFAS Nos. 5, 57 and 107 and a recission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for periods ending after December 15, 2002.

     As of February 1, 2003, the Company has issued a guarantee for $20,000 that is used by one of the Company's suppliers as collateral to obtain merchandise for the Company. The guarantee is secured by letters of credit totaling $20,000 that expire in 2003. If the supplier defaults on a payment to his supplier, the Company would have to perform under the guarantee. Because this guarantee was issued prior to December 31, 2002, no amounts related to it are recorded in the consolidated balance sheets.

Letters of Credit
     In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement. The agreement provides $125,000 for letters of credit, which are generally issued for the routine purchase of imported merchandise. Approximately $84,200 was committed to letters of credit at February 1, 2003. The Company also has approximately $20,600 in letters of credit that serve as collateral for its high-deductible insurance programs and expire in fiscal 2003.

Surety Bonds
     The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company's stores. The total amount of the commitment is approximately $732, of which $700 is committed through fiscal 2003 and $32 is committed through fiscal 2004.

Contingencies
     The Company has contingent liabilities related to legal proceedings and other matters arising from the normal course of operations. Management does not expect that amounts, if any, which may be required to satisfy such contingencies will be material in relation to the accompanying consolidated financial statements.

NOTE 5 - CONSOLIDATION OF VARIABLE INTEREST ENTITY

     In March 2001, we entered into an operating lease arrangement, known as a synthetic lease, with a variable interest entity to finance the construction of several of our distribution centers. At December 31, 2002, approximately $154,500 of the $165,000 facility was committed to the Stockton, Savannah, Briar Creek and Marietta facilities. Because the Company accounted for this transaction as an operating lease, the related fixed assets and lease liabilities were not included in the consolidated balance sheets.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Under the terms of this standard, certain variable interest entities, such as the entity in which the Company's lease facility is held, are required to be consolidated. The Company implemented this standard effective January 1, 2003 and, as a result, the distribution center assets and the debt incurred by the variable interest entity to purchase and construct the assets are included in balance sheets for periods after January 1, 2003. The cumulative effect of a change in accounting principle represents, net of the tax effect, the catch-up of depreciation related to the distribution center assets, the catch-up of the amortization of the deferred financing costs and the write-off of a deferred rent liability related to the lease.

     At February 1, 2003, amounts included in the balance sheet related to the variable interest entity are as follows:

         Property and equipment, net........................     $  128,296
         Long-term debt, excluding current portion..........        140,628
         Other assets, net..................................            945

     Interest is payable monthly and the principal amount is payable upon maturity of the debt in March 2006. The debt, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt the Company can incur.

     The following table reconciles reported net income and net income per share to net income and net income per share that would have been recorded if FIN 46 were effective for each of the periods presented:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      2002       2001
                                                                      ----       ----
                                                           (In thousands, except per share data)
Reconciliation of net income available to
  common shareholders:
     Net income available to common shareholders...........       $  154,647    $  123,081
     Less: Depreciation, amortization
       and deferred rent effect (net of tax)...............            4,121         1,164
                                                                     -------       -------
     Adjusted net income available to common
       shareholders........................................       $  150,526    $  121,917
                                                                     =======       =======
Basic net income per common share:
     Net income available to common shareholders...........       $     1.36    $     1.10
     Depreciation, amortization
       and deferred rent effect (net of tax)..............            (0.04)        (0.01)
                                                                     -------       -------
     Adjusted net income available to common
       shareholders........................................      $     1.32    $     1.09
                                                                     =======       =======
Diluted net income per common share:
     Net income available to common shareholders...........       $     1.35    $     1.09
     Depreciation, amortization
        and deferred rent effect (net of tax)..............            (0.04)        (0.01)
                                                                     -------       -------
     Adjusted net income available to common
       shareholders........................................       $     1.31    $     1.08
                                                                     =======       =======

Basic......................................................          113,637       112,238
Diluted....................................................          114,547       112,990

NOTE 6 - BALANCE SHEET COMPONENTS

Intangible Assets and Goodwill
Intangible Assets
     The Company issued options to certain former shareholders of an acquired entity in exchange for non-competition agreements and a consulting agreement. These assets are being amortized over the legal term of the individual agreements, which is generally over a ten-year period. At Feb 1, 2003, December 31, 2002 and 2001, the carrying value of these agreements is $2,442, $2,483 and $2,965, respectively, which is net of $1,971, $1,930 and $1,448, respectively, of accumulated amortization. These intangible assets will continue to be amortized over their remaining legal term in accordance with SFAS No. 142, which was adopted effective January 1, 2002.

     These intangible assets are included in "other assets" in the accompanying consolidated balance sheets. Amortization expense related to the non-competition agreements was $40 in the month ended February 1, 2003, and $483 in each of the years ended December 31, 2002, 2001 and 2000, respectively. Estimated annual amortization expense for the next five years follows: 2003 - $483; 2004 - $400; 2005 - $400; 2006 - $400; and 2007 - $400.

     In March and September 2002, the Company acquired favorable lease rights for operating leases for retail locations from a third party. The fair market value of the lease rights was approximately $1,000 and will be amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2007.

Goodwill
     At February 1, 2003 and December 31, 2002 and 2001, the carrying value of goodwill was $38,400. In accordance with SFAS No. 142, goodwill is no longer being amortized, but is tested at least annually for impairment. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.



     The following table reconciles reported net income and net income per share to net income and net income per share that would have been recorded if SFAS No.
142 were effective for each of the periods presented:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                               2001          2000
                                                                               ----          ----
                                                                     (In thousands, except per share data)
Reconciliation of net income available to
  common shareholders:
     Net income available to common shareholders...........                 $  123,081    $ 120,209
     Add back: Goodwill amortization
      (net of tax).........................................                      1,241        1,241
                                                                               -------      -------
     Adjusted net income available to common
       shareholders .......................................                 $  124,322    $ 121,450
                                                                               =======      =======
Basic net income per common share:
     Net income available to common
       shareholders........................................                 $     1.10    $    1.16
     Goodwill amortization.................................                       0.01          .01
                                                                               -------      -------
     Adjusted net income available to common
       shareholders........................................                 $     1.11    $    1.17
                                                                               =======      =======
Diluted net income per share:
     Net income available to common
       shareholders.........................................                $     1.09    $    1.08
     Goodwill amortization..................................                      0.01         0.01
                                                                               -------      -------
     Adjusted net income available to common
       shareholders.........................................                $     1.10         1.09
                                                                               =======      =======

Basic.......................................................                   112,238      103,972
Diluted.....................................................                   112,990      111,809

     Accumulated amortization relating to goodwill was approximately $11,629 at February 1, 2003, December 31, 2002 and December 31, 2001.

Property and Equipment, Net
     Property and equipment, net, as of February 1, 2003, December 31, 2002 and
December 31, 2001 consists of the following:
                                                                                        December 31,
                                                                   February 1,       -----------------
                                                                    2003             2002         2001
                                                                    ----             ----         ----


     Land...............................................           $  15,936        $   8,059    $   8,059
     Buildings..........................................              88,627           31,281       31,281
     Improvements.......................................             204,712          185,301      144,784
     Furniture, fixtures and equipment..................             358,744          319,811      229,669
     Transportation vehicles............................               3,504            3,504        4,134
     Construction in progress...........................              45,720           19,936       25,754
                                                                     -------          -------      -------
         Total property and equipment...................             717,243          567,892      443,681

     Less: accumulated depreciation and
       amortization.....................................             239,296          223,570      164,670
                                                                     -------          -------      -------

         Total..........................................           $ 477,947        $ 344,322    $ 279,011
                                                                     =======          =======      =======

Other Current Liabilities
     Other current liabilities as of February 1, 2003, December 31, 2002 and
December 31, 2001 consists of accrued expenses for the following:

                                                                                         December 31,
                                                                    February 1,       ----------------
                                                                      2003             2002       2001
                                                                      ----             ----       ----

     Compensation and benefits.................................   $  22,243         $ 24,573     $ 20,791
     Taxes (other than income taxes)...........................      12,808           24,364       25,737
     Insurance.................................................      22,057           18,064       14,354
     Other.....................................................      17,925           21,236       14,337
                                                                     ------          -------      -------

         Total  ...............................................   $  75,033         $ 88,237     $ 75,219
                                                                    =======          =======      =======


Capital Leases
     The present value of future minimum capital lease payments as of February 1, 2003 is as follows:


         2003.................................................       $  7,579
         2004.................................................          6,718
         2005.................................................          7,940
         2006.................................................          5,218
         2007.................................................             36
         Thereafter...........................................             --
     Total minimum lease payments.............................         27,491
     Less amount representing interest
       (at an average rate of approximately 9%)...............          4,397
                                                                       ------
     Present value of net minimum capital lease payments......         23,094
     Less current installments of obligations under
       capital leases.........................................          5,811
                                                                       ------
     Obligations under capital leases, excluding current
       installments...........................................       $ 17,283
                                                                       ======

     Included in property and equipment at February 1, 2003, December 31, 2002 and December 31, 2001 are leased furniture and fixtures and transportation vehicles, excluding sale-leaseback assets, with a cost of $5,424, $5,424 and $3,822. Accumulated depreciation on these assets totaled $2,346, $2,295 and $2,074 at February 1, 2003, December 31, 2002 and December 31, 2001, respectively.

Sale-Leaseback Transaction
     On September 30, 1999, the Company sold certain retail store leasehold improvements to an unrelated third party and leased them back for a period of seven years. The Company has an option to purchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. This transaction is being accounted for as a financing arrangement. The total amount of the lease obligation is $19,900 at February 1, 2003. The lease agreement includes financial covenants that are not more restrictive than those of existing loan agreements. As part of the transaction, the Company received proceeds of $20,880, net of financing costs, and an $8,120 11% note receivable, which matures in September 2006 and is included in "other assets, net." The future minimum lease payments related to the capital lease obligation are included in the schedule above.

Fair Value of Financial Instruments
     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities approximate fair value because of the short maturity of these instruments. The carrying values of other liabilities approximate fair value because they are recorded using discounted future cash flow or quoted market rates.

     The carrying value of the Company's variable-rate and fixed-rate long-term debt approximates its fair value. The fair value is estimated by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities.

     It is not practicable to estimate the fair value of our outstanding commitments for letters of credit, surety bonds and guarantees without unreasonable cost.

     The fair value of the interest rate swaps (see Note 8) are the estimated amounts the Company would receive or pay to terminate the agreements as of the reporting date. The fair values of the interest rate swaps are as follows:

                                                                                        December 31,
                                                           February 1,         -------------------------------
                                                              2003                 2002             2001
                                                          Receive/(Pay)        Receive/(Pay)     Receive/(Pay)
                                                          -------------        -------------     -------------
      $19,000 interest rate swap....................       $(1,892)             $(2,072)            $(682)
      $10,000 interest rate swap....................          (659)                (700)             (663)
      $5,000 interest rate swap.....................          (288)                (306)             (263)
      $25,000 interest rate swap....................        (2,241)              (2,396)             (744)

The fair values of the interest rate swaps are included in other liabilities in the consolidated balance sheets.



NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following:                                               December 31,
                                                                          February 1,      ---------------
                                                                            2003           2002      2001
                                                                            ----           ----      ----
     7.29% unsecured Senior Notes, interest payable semiannually on April 30 and October 30, principal payable $6,000 per
       year beginning April 2000 and maturing April 2004..............   $  12,000         $ 12,000  $ 18,000
     Variable-rate debt, interest payable monthly at
       LIBOR, principal payable upon maturity in
       March 2006 (Note 5)............................................     140,628               --        --
     Demand Revenue Bonds, interest payable monthly at a
       variable rate which was 1.4% at February 1,
       2003, principal payable on demand, otherwise
       beginning June 2006 and maturing June 2018.....................      19,000           19,000    19,000
                                                                           -------           ------    ------
          Total long-term debt........................................     171,628           31,000    37,000
     Less: current portion............................................      25,000           25,000    25,000
                                                                           -------           ------    ------
          Long-term debt, excluding current portion...................   $ 146,628         $  6,000  $ 12,000
                                                                           =======           ======    ======

     Maturities of long-term debt are as follows: 2003 - $25,000; 2004 - $6,000; and 2006 - $140,628.

Senior Notes
     The holders of the Senior Notes (the Notes) have the right to require the Company to prepay the Notes in full without premium upon a change of control or upon certain other transactions by the Company. The Notes rank pari passu with the Company's other debt. The Note agreements, among other things, prohibit certain mergers and consolidations and require the maintenance of certain specified ratios. In the event of default or a prepayment at the option of the Company, the Company is required to pay a prepayment penalty equal to a make-whole amount.

Variable-Rate Debt
     As indicated in Note 5, in March 2001, the Company entered into an operating lease facility with a variable interest entity. Effective with the implementation of FIN 46, the Company consolidated the variable interest entity. As a result, the balance sheet at February 1, 2003 includes the debt incurred by the variable interest entity to construct the Company's distribution center assets. The debt, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt we can incur. The debt is secured by the related distribution center assets.

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

Unsecured Revolving Credit Facility
     In March 2001, the Company entered into a Revolving Credit Facility with its banks (the Revolver Agreement). Terms of the Revolver Agreement include, among other things: (1) a $50,000 revolving line of credit, bearing interest at the agent bank's prime interest rate or LIBOR, plus a spread, at the option of the Company; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, and annual administrative fee payable quarterly.

     The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Revolver Agreement expires on May 30, 2003.

NOTE 8 - Derivative Financial Instruments

     The fair value of interest rate swaps at February 1, 2003 and December 31, 2002 is approximately $5,081 and $5,474, respectively, and is recorded in "other liabilities" on the consolidated balance sheets.

Non-Hedging Derivatives
     The Company is party to three derivative instruments in the form of interest rate swaps that do not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133. These interest rate swaps do not qualify for hedge accounting because each instrument contains a knock-out provision. The swaps create the economic equivalent of fixed rate obligations by converting the variable interest rates to fixed rates. Under these interest rate swaps, the Company pays interest to a financial institution at fixed rates as defined in each agreement. In exchange, the financial institution pays the Company at variable interest rates, which approximate the floating rates on the variable-rate obligations, excluding the credit spreads. The interest rates on the swap are subject to adjustment monthly. No payments are made by either party for months in which the variable interest rates, as calculated under the swap agreements, are greater than the "knock-out rate." The following table summarizes the terms of each interest rate swap:

         Derivative            Origination           Expiration             Pay Fixed            Knock-out
         Instrument               Date                  Date                  Rate                 Rate
         ----------               ----                  ----                  ----                 ----

         $19,000 swap             4/1/99                4/1/09                 4.88%                7.75%
         $10,000 swap             9/8/00                6/2/04                 6.45%                7.41%
         $5,000 swap              12/20/00              6/2/04                 5.83%                7.41%

The $19,000 swap reduces the Company's exposure to the variable interest rate related to the Demand Revenue Bonds (see Note 7). The $10,000 and $5,000 swaps reduce the Company's exposure to interest rate fluctuations on a portion of the Company's variable interest entity debt (see Note 5).

Hedging Derivatives
     The Company is party to one derivative instrument in the form of an interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133.

     On April 12, 2001, the Company entered into a $25,000 interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of the Company's variable interest entity debt. The swap creates the economic equivalent of fixed-rate debt by converting the variable interest rate to a fixed rate. Under this agreement, the Company pays interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the debt, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly consistent with the interest rate adjustment on the debt. The swap is effective through March 2006.

 NOTE 9 - SHAREHOLDERS' EQUITY

Unattached Warrants
     The Company issued unattached warrants to purchase 4,188,675 shares of Common Stock on September 30, 1993 for $0.12 per warrant and unattached warrants to purchase 4,188,675 shares of Common Stock on February 22, 1994 for $0.12 per warrant to certain Company shareholders.

     On August 2, 2000, certain Company shareholders exercised 4,252,152 warrants at an exercise price of $0.57 per share. Effective December 4, 2000, the Company effected a recapitalization wherein the remaining 4,125,198 warrants were canceled and the warrant holders were issued 4,062,479 shares of common stock. As a result, the Company has no outstanding warrants at February 1, 2003, December 31, 2002 or December 31, 2001.

Preferred Stock
     The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at February 1, 2003, December 31, 2002 and December 31, 2001.

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

Net Income (Loss) Per Common Share
     The following table sets forth the calculation of basic and diluted net income (loss) per common share:

                                                                    Month Ended        Year Ended December 31,
                                                                    February 1,    -----------------------------
                                                                      2003         2002        2001         2000
                                                                      ----         ----        ----         ----

     Basic income (loss) before extraordinary
       item and accounting change per common share:
         Income (loss) before extraordinary item
           and accounting change..............................    $  (5,240)   $ 154,647    $ 123,081   $ 122,009
         Less: Preferred stock dividends and
           accretion..........................................           --           --           --       1,413
                                                                    -------      -------      -------     -------
         Income (loss) before extraordinary item and
           accounting change available to common
          shareholders........................................    $  (5,240)   $ 154,647    $ 123,081   $ 120,596
                                                                    =======      =======      =======     =======
         Weighted average number of common
           shares outstanding.................................      114,224      113,637      112,238     103,972
                                                                    =======      =======      =======     =======
         Basic income (loss) before extraordinary
           item per common share..............................    $   (0.05)   $    1.36    $    1.10   $    1.16
                                                                    =======      =======      =======     =======



                                                                   Month Ended         Year Ended December 31,
                                                                   February 1,     ------------------------------
                                                                    2003           2002          2001        2000
                                                                    ----           ----          ----        ----

     Diluted income (loss) before extraordinary
       item and accounting change per common share:
         Income (loss) before extraordinary item

           available to common shareholders...................    $  (5,240)   $ 154,647    $ 123,081   $ 120,596
                                                                    =======      =======      =======     =======
         Weighted average number of common shares
           outstanding........................................      114,224      113,637      112,238     103,972
         Dilutive effect of stock options and warrants
           (as determined by applying the treasury
           stock method)......................................          437          910          752       7,837
                                                                    -------      -------      -------     -------
         Weighted average number of common shares and
           dilutive potential common shares
           outstanding........................................      114,661      114,547      112,990     111,809
                                                                    =======      =======      =======     =======
         Diluted income (loss) before extraordinary
           item and accounting change per
           common share.......................................    $    (.05)   $    1.35    $    1.09   $    1.08
                                                                    =======      =======      =======     =======

     Detachable common stock put warrants to purchase 416,667 shares of common stock of Dollar Express and 3,530,000 shares of cumulative convertible redeemable preferred stock, eligible for conversion into 3,530,000 shares of common stock of Dollar Express, were outstanding through May 5, 2000. These common stock equivalents are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

     At February 1, 2003, December 31, 2002, December 31, 2001 and December 31, 2000, respectively, 2,171,350, 1,704,153, 731,304 and 164,411 stock options are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.


Comprehensive Income (Loss)
     The Company's comprehensive income (loss) reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income (loss) to total comprehensive income
(loss):


                                                                    Month Ended        Year Ended December 31,
                                                                    February 1,     ----------------------------
                                                                      2003          2002       2001         2000
                                                                      ----          ----       ----         ----

     Net income (loss)......................................     $  (10,525)     $ 154,647    $ 123,081   $ 121,622
     Cumulative effect of change
       in accounting for derivative
       financial instruments (net of
       $44 tax expense).....................................             --             --           70          --

     Fair value adjustment - derivative
       cash flow hedging instruments .......................            155         (1,652)        (744)         --
     Income tax benefit (expense)...........................            (60)           642          287          --
                                                                    -------        -------      -------     -------
     Fair value adjustment, net of tax......................             95         (1,010)        (457)         --
                                                                    -------        -------      -------     -------

     Amortization of SFAS No. 133
       cumulative effect....................................              2             24           15          --
                                                                                                            -------
     Income tax expense.....................................             (1)            (9)          (6)         --
                                                                    -------        -------      -------     -------
     Amortization of SFAS No. 133
       cumulative effect, net of tax........................              1             15            9          --
                                                                    -------        -------      -------     -------

     Total comprehensive income (loss)......................     $  (10,429)     $ 153,652    $ 122,703   $ 121,622
                                                                    =======        =======      =======     =======


     The cumulative effect recorded in "accumulated other comprehensive loss" is being amortized over the remaining lives of the related interest rate swaps.

Restricted Stock
     In 2002, the Company adopted a restricted stock plan, under which a maximum of 4,500 shares of common stock may be awarded to certain employees with no cash payments required by the recipient. Under this plan, the Company awarded 4,500 shares of common stock to an employee during 2002, which vest ratably over a three-year period. The $150 market value of the shares awarded was recorded as unearned compensation and is shown as a separate component of shareholders' equity. The unearned compensation will be amortized to compensation expense over the three-year vesting period. Total amortization for the year ended 2002 and the one-month period ended February 1, 2003 was approximately $33 and $4, respectively.

     In 2002, the Company issued 4,000 shares of restricted stock to non-employees in recognition of past services provided to the Company. The shares vested immediately upon issuance. The market value of the shares awarded was approximately $125 and was recorded as a component of operating expenses during 2002.

Share Repurchase Programs
     The Company's Board of Directors authorized the repurchase of up to $100,000 of the Company's common stock in connection with the Securities and Exchange Commission's (SEC) Emergency Relief Order issued immediately following the terrorist attacks on September 11, 2001. Pursuant to this program, the Company repurchased and retired 225,000 shares of common stock for approximately $3,800. The Company's limited share repurchase plan expired concurrently with the expiration of the SEC's Exemptive Order on October 12, 2001. The Company had previously been unable to enter into a formal repurchase program because of its merger with Dollar Express, Inc. on May 5, 2000, which was accounted for as a pooling of interests.

     In November 2002, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's common stock. Stock repurchases may be made until November 2005 and may be made either in the open market or through privately negotiated transactions. No repurchase had been made under this program as of February 1, 2003.

     Shares retired are the result of the shares repurchased under the SEC's Emergency Relief Order and shares received in the settlement of merger-related contingencies. Shares retired totaled 281,708 at February 1, 2003 and December 31, 2002 and 225,000 at December 31, 2001.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Profit Sharing and 401(k) Retirement Plan
     The Company maintains a defined contribution profit sharing and 401(k) plan which is available to all employees over 21 years of age who have completed one year of service in which they have worked at least 1,000 hours. Eligible employees may make elective salary deferrals. The Company may make contributions at its discretion.

     Contributions to and reimbursements by the Company of expenses of the plans included in the accompanying consolidated statements of income were as follows:

     Month Ended February 1, 2003.....................     $  755
     Year Ended December 31, 2002.....................      9,728
     Year Ended December 31, 2001.....................      8,914
     Year Ended December 31, 2000.....................      7,041

Deferred Compensation Plan
     The Company adopted a deferred compensation plan in 2000 providing certain highly compensated employees and executives the ability to defer a portion of their base compensation and bonuses and earn interest on their deferred amounts. The plan is an unfunded nonqualified plan; however, the Company may make discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. Total cumulative participant deferrals were approximately $871, $848 and $557, respectively, at February 1, 2003, December 31, 2002 and December 31, 2001 and are included in "other liabilities" in the consolidated balance sheet. The Company made no discretionary contributions in the month ended February 1, 2003 or in the years ended December 31, 2002, 2001 and 2000.

NOTE 11 - STOCK-BASED COMPENSATION PLANS

     At February 1, 2003, the Company has five stock-based compensation plans. Each plan and the accounting method are described below.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 2002        2001         2000
                                                 ----        ----         ----

     Expected term in years..................     5.7         6.0          6.0
     Expected volatility.....................    63.8%       63.0%        61.6%
     Annual dividend yield...................      --          --           --
     Risk-free interest rate.................     3.0%        4.9%         5.2%

     The fair value of the one option grant during the month ended February 1, 2003 was computed using the same terms that were used for the 2002 option grants.


     The following tables summarize the Company's various option plans as of February 1, 2003, December 31, 2002, December 31, 2001 and December 31, 2000, and for the month ended February 1, 2003, and the years ended December 31, 2002, 2001, and 2000 and information about fixed options outstanding at February 1, 2003:

                                                                        Stock Option Activity
                         ------------------------------------------------------------------------------------------------- ---
                                February 1, 2003                   2002                 2001                   2000
                             ----------------------------     ----------------    ---------------------   --------------------
                                            Weighted              Weighted              Weighted               Weighted
                                             Average              Average               Average                Average
                                           Per Share             Per Share             Per Share              Per Share
                                            Exercise              Exercise              Exercise               Exercise
                                 Shares      Price     Shares      Price     Shares       Price     Shares       Price
                                 ------      -----     ------      -----     ------       -----     ------       -----
Outstanding at
  beginning of period....     5,440,547    $ 24.17    5,683,827   $ 20.39    5,091,120   $ 21.02    5,288,463    $ 16.86
Granted...................        6,000      25.26    1,723,000     31.54    1,527,250     17.67    1,935,973      24.87
Exercised.................      (12,402)     12.93   (1,632,942)    18.64     (593,597)    17.33   (1,751,957)     12.00
Forfeited ................      (20,122)     25.89     (333,338)    25.02     (340,946)    22.66     (381,359)     23.56
                              ---------               ---------              ---------              ---------
Outstanding at
  end of period..........     5,414,023    $ 24.19    5,440,547   $ 24.17    5,683,827   $ 20.39    5,091,120    $ 21.02
                              =========               =========              =========              =========

Options exercisable
  at end of period.......     2,340,921    $ 21.84    2,343,879   $ 21.77    2,713,081   $ 20.04    1,904,127    $ 17.07
                              =========               =========              =========              =========

Weighted average fair
  value of options
   ranted during the
  period.................                  $ 15.24                $ 18.66                $ 11.00                 $ 15.37


                                                             Stock Options Outstanding and Exercisable
                                                             -----------------------------------------
                                                   Options Outstanding                      Options Exercisable
                                                   -------------------                      -------------------
                                                           Weighted
                                       Number               Average          Weighted             Number             Weighted
Range of                             Outstanding           Remaining          Average           Exercisable           Average
Exercise                           at February 1,         Contractual        Exercise         at February 1,         Exercise
Prices                                  2003                 Life             Price                2003                Price
------                                  ----                 ----             -----                ----                -----

$0.86......................              26,033               (1)             $  0.86               26,033            $  0.86
$2.95 to $8.51.............              58,913             2.0 years            5.71               58,913               5.71
$8.52 to $21.28............           1,586,407             7.1 years           16.77              718,799              16.31
$21.29 to $29.79...........           2,015,869             6.5 years           23.93            1,377,923              24.02
$29.80 to $42.56...........           1,726,801             8.9 years           32.30              159,253              37.34
                                      ---------                                                  ---------

$0.86 to $42.56............           5,414,023                                                  2,340,921
                                      =========                                                  =========

(1) Represent options granted under the SOP in 1993 and 1994. These options have no expiration date.

Employee Stock Purchase Plan
     Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 759,375 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 406,384 shares as of February 1, 2003.

     The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

     Expected term ............................    3 months
     Expected volatility.......................    18% to 72%
     Annual dividend yield.....................    --
     Risk-free interest rate...................    1.52% to 6.20% (annualized)

     The weighted average per share fair value of those purchase rights granted in 2002, 2001 and 2000 was $5.02, $3.98, and $7.00, respectively. No purchase rights were granted in the month ended February 1, 2003.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION AND MONTH ENDED JANUARY 31, 2002 FINANCIAL INFORMATION (Unaudited)

     The following table sets forth certain items from the Company's unaudited income statements for each quarter of 2002 and 2001 and for the month ended January 31, 2002. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter or month are not necessarily indicative of results for a full year or for any future period.

                                                                  First       Second         Third      Fourth
                                                                 Quarter      Quarter       Quarter     Quarter
                                                                 -------      -------       --------    -------
                                                                (In thousands, except store and per share data)

2002:
     Net sales..........................................      $ 489,625      $ 498,578    $ 513,504   $ 827,481
     Gross profit.......................................        173,165        180,191      182,583     312,017
     Operating income...................................         36,114         42,129       34,096     141,582
     Net income available to
       common shareholders..............................         22,552         25,237       19,878      86,980
     Diluted net income per
       common share.....................................           0.20           0.22         0.17        0.76
     Stores open at end of quarter......................          2,031          2,105        2,179       2,263
     Comparable store net sales increase (1)............           6.5%         (2.5)%         0.2%      (0.3)%

                                                                 First       Second         Third      Fourth
                                                                Quarter      Quarter       Quarter     Quarter
                                                                -------      -------       -------     -------
                                                                 (In thousands, except store and per share data)

2001:

     Net sales..........................................      $ 387,319      $ 440,361    $ 444,745   $ 714,846
     Gross profit.......................................        131,461        157,087      154,295     273,114
     Operating income...................................         17,939         35,245       25,820     124,861
     Net income.........................................         10,783         21,658       14,552      76,088
     Diluted net income per
       common share.....................................           0.10           0.19         0.13        0.67
     Stores open at end of quarter......................          1,781          1,863        1,935       1,975
     Comparable store net sales increase (1)............             --           (2.7%)       (0.1%)       1.5%

(1)      Easter was observed on March 31, 2002, April 15, 2001 and April 23, 2000.

Month Ended January 31, 2002:
     Net sales..........................................      $ 132,140
     Gross profit.......................................         40,541
     Operating loss.....................................         (1,895)
     Net loss...........................................         (1,097)
     Diluted net loss per
       common share.....................................         $(0.01)
     Stores open at end of period.......................          1,994


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 19, 2003, under the caption "Election of Directors."

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Item 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

     During the third and fourth quarters of 2002, we appointed a disclosure committee, which evaluated and documented our disclosure controls, formalized certain disclosure control procedures, and reported to our chief executive officer and chief financial officer. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that as of the date of our evaluation, the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.


                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     3. Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 51 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.

(b)  The following reports on Form 8-K were filed since September 30, 2002:

     1. Report on Form 8-K, filed March 18, 2003 included the announcement of Dollar Tree's consolidation of its synthetic lease, its participation in the Merrill Lynch conference and historical financial data for the fourth quarter and fiscal 2002 presented on the new fiscal year basis.

     2. Report on Form 8-K, filed January 28, 2003, included the earnings results for the quarter and year ended December 31, 2002.

     3. Report on Form 8-K, filed January 7, 2003, included information regarding a change in our fiscal year, historical financial data for the first three quarters of 2002 presented on the new fiscal year basis, the announcement of the appointment of a new Director, sales results for the quarter and year ended December 31, 2002 and 2003 growth plans.

     4. Report on Form 8-K, filed October 25, 2002, included a press release regarding earnings for the third quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DOLLAR TREE STORES, INC.


DATE: March 27, 2003         By: /s/ Macon F. Brock Jr.
                                 -----------------------
                                 Macon F. Brock, Jr.
                                 Chairman of the Board, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature                    Title                            Date



/s/ Macon F. Brock, Jr
---------------------------
Macon F. Brock, Jr.             Chairman and Chief Executive      March 27, 2003
                                Officer; Director (principal
                                executive officer)

/s/ John F. Megrue
---------------------------
John F. Megrue                  Vice Chairman; Director           March 27, 2003


/s/ J. Douglas Perry
---------------------------
J. Douglas Perry                Chairman Emeritus; Director       March 27, 2003


/s/ H. Ray Compton
---------------------------
H. Ray Compton                  Director                          March 27, 2003


/s/ Frederick C. Coble
---------------------------
Frederick C. Coble              Chief Financial Officer           March 27, 2003
                                (principal financial and
                                accounting officer)

/s/ Frank Doczi
---------------------------
Frank Doczi                     Director                          March 27, 2003


/s/ Richard G. Lesser
---------------------------
Richard G. Lesser               Director                          March 27, 2003


/s/ Thomas A. Saunders, III
---------------------------
Thomas A. Saunders, III         Director                          March 27, 2003


/s/ Eileen R. Scott
---------------------------
Eileen R. Scott                 Director                          March 27, 2003


/s/ Alan L. Wurtzel
---------------------------
Alan L. Wurtzel                 Director                          March 27, 2003

                                 CERTIFICATIONS


Chief Executive Officer Certification
-------------------------------------


I, Macon F. Brock, Jr., certify that:


1. I have reviewed this annual report on Form 10-K of Dollar Tree Stores, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                             /s/ Macon F. Brock, Jr.
                             -----------------------
                                 Macon F. Brock, Jr.
                        Chairman and Chief Executive Officer

Chief Financial Officer Certification
-------------------------------------


I, Frederick C. Coble, certify that:


1. I have reviewed this annual report on Form 10-K of Dollar Tree Stores, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                             /s/ Frederick C. Coble
                             ----------------------
                                 Frederick C. Coble
                               Chief Financial Officer

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

     21.1  Subsidiaries

23.  Consents of Experts and Counsel

     23.1  Independent Auditors' Consent

99.  Statements under Section 906 of the Sarbanes-Oxley Act

     99.1 Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer
     99.2 Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer