Form 10-Q
period 2003-05-03
DOLLAR TREE STORES INC
filed 2003-06-10
CIK 935703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
   (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended May 3, 2003

                                       OR
   ( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                           Yes (X)                   No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes (X)                   No ( )

As of June 4, 2003, there were 114,362,427 shares of the Registrant's Common Stock outstanding.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                                      INDEX



                          PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
          May 3, 2003, February 1, 2003 and December 31, 2002..............  3

         Condensed Consolidated Income Statements for the
          Quarters ended May 3, 2003 and April 30, 2002....................  4

         Condensed Consolidated Statements of Cash Flows for the
          Quarters ended May 3, 2003 and April 30, 2002....................  5

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 15

Item 4. Controls and Procedures............................................ 16


                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 17

Item 6. Exhibits and Reports on Form 8-K................................... 17

              Signatures................................................... 19



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                 May 3,         February 1,      December 31,
                                                                                  2003             2003              2002
                                                                                  ----             ----              ----

                                   ASSETS
Current assets:
     Cash and cash equivalents.........................................      $    89,873       $   237,302      $   292,192
     Short-term investments............................................           87,185            63,525           43,780
     Merchandise inventories...........................................          496,904           438,439          357,665
     Deferred tax asset................................................           14,271            14,333           10,409
     Prepaid expenses and other current assets.........................           12,989            15,783           12,094
                                                                               ---------         ---------        ---------

         Total current assets..........................................          701,222           769,382          716,140

Property and equipment, net (Note 3)...................................          520,204           477,947          344,322
Goodwill ..............................................................           38,358            38,358           38,358
Other assets, net......................................................           18,759            18,552           17,557
                                                                               ---------         ---------        ---------

         TOTAL ASSETS..................................................      $ 1,278,543       $ 1,304,239      $ 1,116,377
                                                                               =========         =========        =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.................................      $    25,000       $    25,000      $    25,000
     Current installments of obligations under
         capital leases................................................            5,728             5,811            5,782
     Accounts payable..................................................           89,644           137,668           59,451
     Other current liabilities.........................................           70,803            23,548           88,237
     Income taxes payable..............................................           14,049            75,033           28,041
                                                                               ---------         ---------        ---------

         Total current liabilities.....................................          205,224           267,060          206,511

Long-term debt, excluding current portion (Note 3).....................          142,422           146,628            6,000
Obligations under capital leases, excluding
   current installments................................................           16,917            17,283           17,647
Deferred tax liability.................................................           15,641            11,685            9,899
Other liabilities......................................................           18,027            15,764           20,916
                                                                               ---------         ---------        ---------

         Total liabilities.............................................          398,231           458,420          260,973
                                                                               ---------         ---------        ---------

Shareholders' equity (Note 5):
     Common stock, par value $0.01. 300,000,000
       shares authorized, 114,337,934; 114,231,314;
       and 114,186,569 shares issued and outstanding
       at May 3, 2003, February 1, 2003, and
       December 31, 2002, respectively.................................            1,143             1,142            1,142
     Additional paid-in capital........................................          219,848           218,106          217,267
     Accumulated other comprehensive loss..............................           (1,335)           (1,277)           (1,373)
     Unearned compensation.............................................             (100)             (112)             (117)
     Retained earnings.................................................          660,756           627,960          638,485
                                                                               ---------         ---------        ---------
         Total shareholders' equity....................................          880,312           845,819          855,404

Commitments............................................................               --                --               --
                                                                               ---------         ---------        ---------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................      $ 1,278,543       $ 1,304,239      $ 1,116,377
                                                                               =========         =========        =========

     See accompanying Notes to Condensed Consolidated Financial Statements.





                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                             Quarter ended
                                                                                       -------------------------
                                                                                        May 3,         April 30,
                                                                                        2003             2002
                                                                                        ----             ----


Net sales..............................................................            $ 615,568          $ 509,668
Cost of sales .........................................................              397,780            325,159
                                                                                     -------            -------
         Gross profit..................................................              217,788            184,509
                                                                                     -------            -------

Selling, general and administrative expenses...........................              163,297            138,793
                                                                                     -------            -------

         Operating income..............................................               54,491             45,716
                                                                                     -------            -------

Other income (expense):
     Interest income...................................................                  810              1,064
     Interest expense..................................................               (2,058)            (1,228)
     Changes in fair value of non-hedging interest rate swaps..........                   83                110
                                                                                     -------            -------

         Total other expense, net......................................               (1,165)               (54)
                                                                                     -------            -------

         Income before income taxes....................................               53,326             45,662

Provision for income taxes.............................................               20,531             17,580
                                                                                     -------            -------

         Net income (Notes 3 and 5)....................................            $  32,795          $  28,082
                                                                                     =======            =======

Net income per share (Notes 2 and 3):
     Basic.............................................................            $    0.29          $    0.25
                                                                                     =======            =======
     Diluted...........................................................            $    0.29          $    0.25
                                                                                     =======            =======


     See accompanying Notes to Condensed Consolidated Financial Statements.





                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                 Quarter ended
                                                                                          --------------------------
                                                                                           May 3,          April 30,
                                                                                            2003              2002
                                                                                            ----              ----


Cash flows from operating activities:
     Net income.................................................................      $   32,795         $   28,082
                                                                                        --------           --------

     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization..........................................          23,169             16,601
         Loss on disposal of property and equipment.............................           1,004              1,008
         Change in fair value of non-hedging interest rate swaps................             (83)              (110)
         Provision for deferred income taxes....................................           4,057             (1,178)
         Tax benefit of stock option exercises..................................             249              5,155
         Other non-cash adjustments to net income...............................              96                129
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
              Merchandise inventories...........................................         (58,465)           (40,681)
              Prepaid expenses and other current assets.........................           2,795             (8,808)
              Other assets......................................................            (408)              (386)
              Accounts payable and other current liabilities....................         (52,255)           (57,936)
              Income taxes payable..............................................          (9,499)            (6,097)
              Other liabilities.................................................           2,246              3,779
                                                                                        --------           --------

                  Net cash used in operating activities.........................         (54,299)           (60,442)
                                                                                        --------           --------

Cash flows from investing activities:
     Capital expenditures.......................................................         (63,336)           (29,762)
     Purchase of short-term investments.........................................         (28,360)                --
     Proceeds from maturities of short-term investments.........................           4,700                 --
     Acquisition of favorable lease rights......................................              --               (813)
     Proceeds from sale of property and equipment...............................              29                252
     Settlement of merger-related contingencies.................................              --                 42
                                                                                        --------           --------

                  Net cash used in investing activities.........................         (86,967)           (30,281)
                                                                                        --------           --------

Cash flows from financing activities:
     Repayment of long-term debt and facility fees..............................          (6,000)            (6,025)
     Principal payments under capital lease obligations.........................          (1,657)              (940)
     Proceeds from stock issued pursuant to
       stock-based compensation plans ..........................................           1,494             16,569
                                                                                        --------           --------

                  Net cash provided by (used in) financing activities...........          (6,163)             9,604
                                                                                        --------           --------

Net decrease in cash and cash equivalents.......................................        (147,429)           (81,119)
Cash and cash equivalents at beginning of period................................         237,302            218,077
                                                                                        --------           --------

Cash and cash equivalents at end of period......................................      $   89,873         $  136,958
                                                                                        ========           ========

Supplemental disclosure of cash flow information
    Cash paid for:
         Interest, net of amount capitalized....................................           1,980              1,314
         Income taxes...........................................................          25,742             49,374


     See accompanying Notes to Condensed Consolidated Financial Statements.



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements at May 3, 2003 and for the quarters ended May 3, 2003 and April 30, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at May 3, 2003 and operating results for the interim periods. The February 1, 2003 and December 31, 2002 balance sheet information was derived from the audited consolidated financial statements as of those dates.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K filed March 28, 2003. The results of operations for the quarter ended May 3, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2004.

     Certain 2002 amounts have been reclassified for comparability with the 2003 financial statement presentation.

2.   NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted net income per share:

                                                                                        Quarter ended
                                                                                  ---------------------------
                                                                                   May 3,           April 30,
                                                                                    2003              2002
                                                                                    ----              ----
                                                                                     (In thousands, except
                                                                                        per share data)
Basic net income per share:
     Net income   ..........................................                    $   32,795        $  28,082
                                                                                   =======          =======
     Weighted average number of
       common shares outstanding............................                       114,258          112,801
                                                                                   =======          =======

         Basic net income per share.........................                    $     0.29        $    0.25
                                                                                   =======          =======

Diluted net income per share:
     Net income   ..........................................                    $   32,795        $  28,082
                                                                                   =======          =======
     Weighted average number of
       common shares outstanding............................                       114,258          112,801
     Dilutive effect of stock options and
       warrants (as determined by applying
       the treasury stock method)...........................                           273            1,234
                                                                                   -------          -------
     Weighted average number of common
       shares and dilutive potential
       common shares outstanding............................                       114,531          114,035
                                                                                   =======          =======

         Diluted net income per share.......................                    $     0.29        $    0.25
                                                                                   =======          =======

     At May 3, 2003 and April 30, 2002, 5,514,622 and 146,308 stock options, respectively, are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

3.   VARIABLE INTEREST ENTITY

     Effective January 1, 2003, the Company implemented the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Under the terms of this standard, certain variable interest entities, such as the entity in which the Company's previous synthetic lease facility was held, are required to be consolidated on the Company's financial statements. As a result of the implementation, the assets of four distribution centers and the debt formerly incurred by the variable interest entity to purchase and construct the assets were included in the Company's balance sheets for periods after January 1, 2003. These distribution centers were previously accounted for as operating leases.

     The following table reconciles reported net income and net income per share to net income and net income per share that would have been recorded if FIN 46 were effective for each of the periods presented:
                                                                                           Quarter ended
                                                                                   ----------------------------
                                                                                    May 3,            April 30,
                                                                                    2003                2002
                                                                                    ----                ----
                                                                                        (In thousands,
                                                                                    except per share data)

Reconciliation of net income:
     Net income, as reported ............................................         $ 32,795            $ 28,082
     Less: Depreciation, amortization
        and deferred rent effect (net of tax)............................               --              (1,030)
                                                                                    ------              ------
     Adjusted net income.................................................         $ 32,795            $ 27,052
                                                                                    ======              ======

Basic net income per share:
     Net income per share, as reported...................................         $   0.29            $   0.25
     Less: Depreciation, amortization
        and deferred rent effect (net of tax)............................               --               (0.01)
                                                                                    ------              ------
     Adjusted net income per share.......................................         $   0.29            $   0.24
                                                                                    ======              ======

Diluted net income per share:
     Net income per share, as reported...................................         $   0.29            $   0.25
     Less: Depreciation, amortization
        and deferred rent effect (net of tax)............................               --               (0.01)
                                                                                    ------              ------
     Adjusted net income per share.......................................         $   0.29            $   0.24
                                                                                    ======              ======

4.   STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the table below.

     The Company currently applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure only requirements of SFAS No. 148.

     If the accounting provisions of SFAS No. 123 had been adopted, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

                                                                                           Quarter ended
                                                                                   -----------------------------
                                                                                    May 3,             April 30,
                                                                                    2003                2002
                                                                                    ----                ----
                                                                                        (In thousands,
                                                                                     except per share data)
     Net income as reported..............................................         $ 32,795            $ 28,082

     Deduct:  Total stock-based employee
        compensation determined under
        fair value based method
        net of related tax effects.......................................           (3,187)             (3,459)
                                                                                    ------              ------

     Net income for SFAS No. 123.........................................         $ 29,608            $ 24,623
                                                                                    ======              ======

Net income per share:
     Basic, as reported..................................................         $   0.29            $   0.25
     Basic, pro forma for SFAS No. 123...................................         $   0.26            $   0.22

     Diluted, as reported................................................         $   0.29            $   0.25
     Diluted, pro forma for SFAS No. 123.................................         $   0.26            $   0.22

     These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options' vesting periods and because additional options may be granted in future periods.

     On March 24, 2003, the Board of Directors granted options to employees under the Company's Stock Incentive Plan to purchase 1,812,150 shares of the Company's common stock at an exercise price of $20.02 per share. The exercise price represents the fair market value of the Company's stock at the date of the grant.

     For pro forma disclosure purposes the fair value of the newly granted options was calculated using the Black-Scholes option-pricing model with the following assumptions: expected term in years of 6.4; expected volatility of 62.8%; annual dividend yield of zero; and risk-free interest rate of 3.3%. Using these assumptions, the weighted average fair value of options granted in the first quarter of 2003 was $12.39.



5.   COMPREHENSIVE INCOME

     The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

                                                                                           Quarter ended
                                                                                    -------------------------
                                                                                    May 3,          April 30,
                                                                                    2003              2002
                                                                                    ----              ----
                                                                                          (In thousands)

     Net income .........................................................         $ 32,795            $ 28,082
                                                                                    ------              ------

     Fair value adjustment-derivative
        cash flow hedging instruments....................................             (101)               (109)
     Income tax benefit..................................................               39                  47
                                                                                    ------              ------
     Fair value adjustment, net of tax...................................              (62)                (62)
                                                                                    ------              ------

     Amortization of SFAS No. 133
        cumulative effect................................................                6                   6
     Income tax benefit..................................................               (2)                 (2)
     Amortization of SFAS No. 133
                                                                                    ------              ------
     Amortization of SFAS No. 133
        cumulative effect, net of tax....................................                4                   4
                                                                                    ------              ------

     Total comprehensive income..........................................         $ 32,737            $ 28,024

                                                                                    ======              ======

The cumulative effect recorded in "accumulated other comprehensive income" is being amortized over the remaining lives of the related interest rate swaps.

6. SUBSEQUENT EVENTS

Greenbacks Binding Agreement
     On May 15, 2003, Dollar Tree Stores, Inc. signed a binding agreement to acquire Greenbacks, Inc., based in Salt Lake City, Utah, for approximately $100 million in cash. The Company expects to use existing cash or amounts available under its Revolving Credit Facility to fund the purchase. The transaction will be accounted for under the purchase method of accounting and is expected to be consummated in late June 2003, subject to regulatory approval and satisfaction of certain closing conditions. Greenbacks is a privately-held company operating 96 stores in 10 western states and one expandable 252,000 square foot distribution center in Salt Lake City as of May 15, 2003.

Unsecured Revolving Credit Facility
     Effective May 30, 2003, the Company entered into a Revolving Credit Facility (the Revolver Agreement). The Revolver Agreement provides for, among other things: (1) a $150.0 million revolving line of credit, bearing interest at LIBOR, plus a spread; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly.

     The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Revolver Agreement matures on May 29, 2004. The Company's existing $50.0 million revolving credit facility was terminated concurrent with entering into the new $150.0 million revolving credit facility.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate." For example, our forward-looking statements include statements regarding:

        o our anticipated inventory levels, future net sales results and future gross profit margin;

        o our growth plans, including our plans to add, expand or relocate stores and distribution centers and our anticipated selling square footage growth;

        o the possible effect of inflation and other economic changes on our future costs and profitability;

        o the effect of increases in surcharges as a result of renegotiations of shipping rates and the effect of the work stoppage affecting the Evergreen ships;

        o   the expected closing date of the Greenbacks acquisition; and

        o our cash needs, including our ability to fund our future capital expenditures, working capital requirements, distribution network expansion and Greenbacks acquisition.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections in our Annual Report on Form 10-K filed March 28, 2003, and review "Risk Factors" in our most recent prospectus:

        o Failure of the Greenbacks merger to be consummated or failure of the companies to integrate successfully would cause us to not meet our expectations.

        o Adverse economic conditions, such as reduced consumer confidence and spending, or bad weather could significantly reduce our sales.

        o We could fail to meet our goals for opening or expanding stores on a timely basis, which could cause our sales to suffer. We may not anticipate all the challenges that our expanding operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, when new stores or expanded stores are located near existing stores, sales at our existing stores can suffer.

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

        o Our merchandise mix relies heavily on imported goods. An increase in the cost of or disruption in the flow of these goods, including disruptions that could arise if the Severe Acute Respiratory Syndrome (SARS) epidemic in the Far East worsens, may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. In addition, products and alternative sources may also be of lesser quality and more expensive than those we currently import.

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

Recent Developments
     Several key events have had or are expected to have a significant effect on our results of operations. You should keep the following in mind that:

        o We changed our fiscal year from a calendar year to a retail fiscal year ending on the Saturday closest to January 31. As a result, the fiscal year 2003 represents the period beginning February 2, 2003 and ending January 31, 2004. The following table presents the dates and the number of days in the respective quarters for fiscal year 2003 and fiscal year 2002:

            First Quarter 2003         February 2, 2003-May 3, 2003          91
            First Quarter 2002         February 1, 2002-April 30, 2002       89

            Second Quarter 2003        May 4, 2003-August 2, 2003            91
            Second Quarter 2002        May 1, 2002-July 31, 2002             92

            Third Quarter 2003         August 3, 2003-November 1, 2003       91
            Third Quarter 2002         August 1, 2002-October 31, 2002       92

            Fourth Quarter 2003        November 2, 2003-January 31, 2004     91
            Fourth Quarter 2002        November 1, 2002-February 1,2003      93

        o On May 15, 2003, we signed a binding agreement to acquire Greenbacks, Inc., based in Salt Lake City, Utah, for approximately $100 million in cash. The transaction will be accounted for under the purchase method of accounting and is expected to be consummated in late June 2003, subject to regulatory approval and satisfaction of certain closing conditions. Greenbacks is a privately-held company operating 96 stores in 10 western states and one expandable 252,000 square foot distribution center in Salt Lake City as of May 15, 2003.

        o In May 2003, we announced that we will build two new distribution centers, one in Joliet, Illinois and the other in Ridgefield, Washington. The Joliet distribution center will be a fully automated 1.2 million square foot facility, and will replace our existing Chicago distribution center. The Ridgefield distribution center will be a 665,000 square foot facility that can be expanded in the future to accommodate our growth needs. We anticipate both facilities to be operational by the third quarter of 2004.

Results of Operations

The Quarter Ended May 3, 2003 Compared To The Quarter Ended April 30, 2002

     Net sales. Net sales increased 20.8% in the first quarter of 2003 compared to the prior year first quarter. This $105.9 million increase in net sales resulted primarily from strong sales performance from our newer stores, particularly those stores in the 10,000-15,000 square footage range and stronger than expected sales during the Easter selling season. Our comparable store net sales increased 2.2% quarter over quarter. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

     We expect our second quarter net sales to be $575-$590 million. Our expectations are based on flat underlying comparable store net sales and are exclusive of any contribution the Greenbacks acquisition may provide. In addition, we estimate our net sales for the fiscal year 2003 will increase by at least 15% over last year's fiscal year ended February 1, 2003, exclusive of the Greenbacks acquisition.

     At May 3, 2003, we operated 2,319 stores with 13.9 million selling square feet compared to 2,272 stores with 13.2 million selling square feet at February 1, 2003 and 2,048 stores with 10.9 million selling square feet at April 30, 2002. We opened 55 stores, expanded 30 stores and closed 8 stores in the first quarter of 2003, compared to 64 stores opened, 26 stores expanded, and 10 stores closed in the first quarter ended April 30, 2002. In the first quarter of 2003, we added approximately 0.6 million selling square feet, of which approximately
0.2 million selling square feet was added through expanding existing stores.

     We expect to achieve our plan of 22% selling square footage growth for the fiscal year 2003, excluding the Greenbacks stores.

     Gross Profit. Our gross profit as a percentage of net sales is called our gross profit margin. Gross profit margin decreased to 35.4% in the quarter ended May 3, 2003 compared to 36.2% in the quarter ended April 30, 2002. This decline was primarily attributable to the following:

        o a benefit to last year's first quarter gross margin due to shrink adjustments made in connection with our supply-chain implementation;

        o a shift towards more larger stores resulting in slightly higher shrink levels; and

        o approximately $1.0 million of additional non-cash expense in the first quarter of 2003, associated with the adoption of FIN 46.

     We have approximately 10,000 containers of merchandise remaining to be imported this year. We have shipping rate commitments from our carriers for the remainder of the year; however, they are asking us to renegotiate based on current market conditions. Although we do not expect that these increases will have a material adverse effect on our operations, we could experience surcharges this year of $1.0 to $2.0 million or more. We can give no assurance as to the amount of the increase, if any, as we are in the early stages of our negotiations.

     A work stoppage by the International Longshoremen's Association has resulted in several Evergreen Marine Corporation ships bound for the East Coast being stalled or diverted. As of June 6, 2003, fewer than 100 of our containers are affected by this action. Because June is a relatively low shipment period, we do not expect that these delays will have a material adverse effect on our results of operations.

     In general, we expect our annual gross profit margin to be in the range of 36%-37%. However, quarterly gross margin results are likely to fluctuate due to factors such as seasonality and shipping and receiving patterns. For example, generally, our first and second quarter gross profit margins are lower than those in the third and fourth quarters.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the first quarter of 2003 decreased to 26.5%, as a percentage of net sales, compared to 27.2% in last year's first quarter. This improvement was primarily due to continued improvements in personnel costs and increased leverage associated with the 2.2% increase in comparable store net sales, partially offset by increased depreciation expense associated with our supply-chain investments and technology improvements; our store relocation and expansion program; and the opening of new larger stores.

     Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 8.9% in the first quarter of 2003 compared to 9.0% in the same period of 2002.

     Interest Income/Expense. Interest income decreased to $0.8 million in the first quarter of 2003 from $1.1 million in the first quarter of 2002. This decrease resulted from decreases in interest rates earned on our investments partially offset by increased levels of cash and cash equivalents and short-term investments for the first quarter of 2003. Interest expense increased to $2.1 million in the first quarter of 2003 compared $1.2 million for the first quarter of 2002. This increase was primarily due to approximately $1.0 million of additional interest expense associated with the implementation of FIN 46.

     Changes in fair value of non-hedging interest rate swaps. The $0.1 million in income for the first quarters of 2003 and 2002 is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The change in the fair values for each quarter is primarily the result of increasing interest rates. Due to the many variables involved in determining the fair value, our management is not able to predict changes in the fair values of our interest rate swaps.

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

     The following table compares cash-related information for the three months ended May 3, 2003 and April 30, 2002:

                                                                                       Quarter ended
                                                                              ----------------------------
                                                                               May 3,            April 30,
                                                                               2003                 2002
                                                                               ----                 ----
                                                                                     (In millions)
          Net cash provided by (used in):
              Operating activities................................          $(54.3)                 $(60.4)
              Investing activities................................           (87.0)                  (30.3)
              Financing activities................................            (6.2)                    9.6

     The $6.1 million decrease in cash used in operating activities was primarily the result of the following:

        o   increased net income net of non-cash expense adjustments;

        o timing of payments associated with prepaid expenses and other current assets;

        o partially offset by increased cash expenditures for inventory associated with our square footage growth since the first quarter of 2002.

     The $56.7 million increase in cash used in investing activities was primarily the result of the following:

        o increased capital expenditures associated with our new and expanded stores and new distribution centers and

        o   purchases of short-term government-sponsored municipal bonds.

     The $15.8 million decrease in cash provided by financing activities was primarily attributed to $15.1 million less cash received pursuant to stock-based compensation plans in the first quarter of 2003 compared to the first quarter of 2002 because of decreased stock option exercises. We believe the decrease in stock option exercises was primarily due to a decreased stock price in the first quarter of 2003 compared to the prior year period.

     At May 3, 2003, our long-term borrowings were $167.4 million. We had $50.0 million available through our bank facility. We also have $125.0 million available under the Letter of Credit Reimbursement and Security Agreement, of which approximately $74.1 million was committed to letters of credit issued for routine purchases of imported merchandise.

     Effective May 30, 2003, we entered into an unsecured revolving credit facility. The facility provides for, among other things: (1) a $150.0 million revolving line of credit, bearing interest at LIBOR, plus a spread; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly.

     The facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The facility matures on May 29, 2004. Our existing $50.0 million revolving credit facility was terminated concurrent with entering into the new $150.0 million revolving credit facility.

     We expect to fund the Greenbacks acquisition and the new distribution center facilities using existing cash or borrowings under our revolving credit facility.

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




Interest Rate Risk

     The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at May 3, 2003:



       Hedging                 Receive         Pay             Knockout
      Instrument              Variable         Fixed            Rate              Expiration            Fair Value
------------------------ ------------------ -------------- ------------------- -------------------- ---------------------
    $19.0 million              LIBOR           4.88%            7.75%               4/1/09              ($1,939,000)
  interest rate swap

    $10.0 million              LIBOR           6.45%            7.41%               6/2/04                ($567,000)
  interest rate swap

    $5.0 million               LIBOR           5.83%            7.41%               6/2/04                ($250,000)
  interest rate swap

    $25.0 million              LIBOR           5.43%             N/A               3/12/06              ($2,342,000)
  interest rate swap


Due to the many variables involved in determining the fair value, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay or receive to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

     There have been no material changes in our interest rate risk exposure during the first quarter of 2003.

Foreign Currency Risk

     There have been no material changes to our market risk exposures resulting from foreign currency transactions during the quarter ended May 3, 2003.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

     Within 90 days prior to the date of this report, our disclosure committee carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that as of the date of our evaluation, the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     From time to time we are defendants in ordinary, routine litigation and proceedings incidental to our business, including:

        o   employment-related matters;

        o product safety matters, including product recalls by the Consumer Products Safety Commission;

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

     We do not believe that any of these matters will individually, or in the aggregate, have a material adverse affect on us.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        10. Material Contracts

            10.1 Credit Agreement among Dollar Tree Distribution, Inc., as Borrower, Certain of the Domestic Affiliates of the Borrower from Time to Time Parties Hereto, as Guarantors; the Lender Parties Hereto, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and Wachovia Bank, National Association, as Administrative Agent, dated as of May 30, 2003

        99. Additional Exhibits

        99.1 Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

        99.2 Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)     Reports on Form 8-K:

     The following reports on Form 8-K were filed during the first quarter of 2003:

        1. Report on Form 8-K, filed March 18, 2003, included the financial statements reflecting the results for the fiscal quarter and year ended February 1, 2003.

        2. Report on Form 8-K, filed April 7, 2003, included a text of the business update for the first quarter of fiscal 2003.

Also, in the second quarter of 2003, we filed the following reports on Form
8-K:

        1. Report on Form 8-K, filed May 8, 2003, included a press release regarding the sales results for the first quarter ended May 3, 2003.

        2. Report on Form 8-K, filed May 20, 2003, included a press release announcing the signing of a binding agreement to acquire Greenbacks, Inc.

        3. Report on Form 8-K, filed May 29, 2003, included a press release regarding the earnings results for the first quarter ended May 3, 2003.

        4. Report on Form 8-K, filed June 2, 2003, included a summary of information discussed in the first quarter of 2003 earnings conference call.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:         June 10, 2003

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


Date: June 10, 2003

                                           /s/ Macon F. Brock, Jr.
                                           --------------------------------
                                           Macon F. Brock, Jr.
                                           Chairman and Chief Executive Officer


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


Date: June 10, 2003

                                            /s/ Frederick C. Coble
                                            -----------------------------
                                            Frederick C. Coble
                                            Chief Financial Officer