Form 10-Q
period 2003-08-02
DOLLAR TREE STORES INC
filed 2003-09-12
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
    (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
          of 1934
                For the quarterly period ended August 2, 2003

OR

    ( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
         of 1934

Commission File Number: 0-25464

DOLLAR TREE STORES, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1387365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Volvo Parkway
Chesapeake, Virginia
(Address of principal executive offices)

Telephone Number (757) 321-5000
(Registrant’s telephone number, including area code)

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

                 Yes (X)                No ( )

As of September 8, 2003, there were 115,096,041 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

Page
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets
August 2, 2003, February 1, 2003 and December 31, 2002	3
Condensed Consolidated Income Statements
Three months and six months ended August 2, 2003 and July 31, 2002	4
Condensed Consolidated Statements of Cash Flows
Six months ended August 2, 2003 and July 31, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17
PART II-OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	August 2, 2003	February 1, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$100,348	$237,302	$292,192
Short-term investments	--	63,525	43,780
Merchandise inventories	513,277	438,439	357,665
Deferred tax asset	14,698	14,333	10,409
Refundable income taxes	6,059	--	--
Prepaid expenses and other current assets	14,751	15,783	12,094

Total current assets	649,133	769,382	716,140
Property and equipment, net (Note 4)	540,134	477,947	344,322
Intangible assets, net (Note 2)	125,384	41,351	41,418
Other assets, net	16,347	15,559	14,497

TOTAL ASSETS	$1,330,998	$1,304,239	$1,116,377

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$25,975	$25,000	$25,000
Current installments of obligations under
capital leases	5,265	5,811	5,782
Accounts payable	108,324	137,668	59,451
Other current liabilities	71,567	75,033	88,237
Income taxes payable	--	23,548	28,041

Total current liabilities	211,131	267,060	206,511
Long-term debt, excluding current portion (Note 4)	142,422	146,628	6,000
Obligations under capital leases, excluding
current installments	16,218	17,283	17,647
Deferred tax liability	22,471	11,685	9,899
Other liabilities	18,864	15,764	20,916

Total liabilities	411,106	458,420	260,973

Shareholders' equity:
Common stock, par value $0.01. 300,000,000
shares authorized, 114,775,170; 114,231,314;
and 114,186,569 shares issued and outstanding
at August 2, 2003, February 1, 2003, and
December 31, 2002, respectively	1,148	1,142	1,142
Additional paid-in capital	230,334	218,106	217,267
Accumulated other comprehensive loss (Note 6)	(1,057)	(1,277)	(1,373)
Unearned compensation	(88)	(112)	(117)
Retained earnings	689,555	627,960	638,485

Total shareholders' equity	919,892	845,819	855,404
Commitments	--	--	--

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,330,998	$1,304,239	$1,116,377

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2002	August 2, 2003	July 31, 2002
Net sales	$626,028	$512,444	$1,241,596	$1,022,112
Cost of sales	404,921	329,321	802,701	654,480

Gross profit	221,107	183,123	438,895	367,632

Selling, general and administrative
expenses	173,507	141,883	336,804	280,676

Operating income	47,600	41,240	102,091	86,956

Other income (expense):
Interest income	714	792	1,524	1,856
Interest expense	(2,153)	(1,061)	(4,211)	(2,289)
Change in fair value of non-hedging
interest rate swaps	665	(929)	748	(819)

Total other expense, net	(774)	(1,198)	(1,939)	(1,252)

Income before income taxes	46,826	40,042	100,152	85,704
Provision for income taxes	18,027	15,416	38,558	32,996

Net income (Notes 4 and 6)	$28,799	$24,626	$61,594	$52,708

Net income per share (Notes 3 and 4)
Basic	$0.25	$0.22	$0.54	$0.46

Diluted	$0.25	$0.21	$0.54	$0.46

        See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 2, 2003	July 31, 2002
Cash flows from operating activities:
Net income	$61,594	$52,708

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	47,938	34,487
Loss on disposal of property and equipment	1,933	1,314
Change in fair value of non-hedging interest rate swaps	(748)	819
Provision for deferred income taxes	10,881	(167)
Tax benefit of stock option exercises	2,323	9,567
Other non-cash adjustments to net income	212	201
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(49,386)	(71,272)
Prepaid expenses and other current assets	1,347	4,189
Refundable income taxes	(6,059)	(3,660)
Other assets	(1,084)	(543)
Accounts payable and other current liabilities	(46,184)	(50,141)
Income taxes payable	(21,374)	(3,513)
Other liabilities	1,711	4,310

Net cash provided by (used in) operating activities	3,104	(21,701)

Capital expenditures	(99,170)	(62,191)
Purchase of Greenbacks, Inc., net of cash acquired of $1,248	(99,560)	--
Purchase of short-term investments	(30,360)	(16,500)
Proceeds from sales of short-term investments	93,885	--
Acquisition of favorable lease rights	--	(813)
Proceeds from sale of property and equipment	1	223
Settlement of merger-related contingencies	--	75

Net cash used in investing activities	(135,204)	(79,206)

Cash flows from financing activities
Repayment of long-term debt and facility fees	(10,838)	(6,025)
Principal payments under capital lease obligations	(3,927)	(1,897)
Proceeds from stock issued pursuant to
stock-based compensation plans	9,911	28,160

Net cash provided by (used in) financing activities	(4,854)	20,238

Net decrease in cash and cash equivalents	(136,954)	(80,669)
Cash and cash equivalents at beginning of period	237,302	218,077

Cash and cash equivalents at end of period	$100,348	$137,408

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,712	$1,956

Income taxes	55,501	15,587

        See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements at August 2, 2003 and for the three- and six-month periods ended August 2, 2003 and July 31, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at August 2, 2003 and operating results for the interim periods. The February 1, 2003 and December 31, 2002 balance sheet information was derived from the audited consolidated financial statements as of those dates.

        The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K filed March 28, 2003. The results of operations for the three- and six-month periods ended August 2, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2004.

        Certain 2002 amounts have been reclassified for comparability with the 2003 financial statement presentation.

2. ACQUISITION

        On June 29, 2003, the Company acquired 100% of the outstanding capital stock of Greenbacks, Inc. (Greenbacks). The results of Greenbacks’ operations are included in the condensed consolidated financial statements since that date. Greenbacks was a privately-held company operating 100 stores in 10 western states and one expandable 252,000 square foot distribution center in Salt Lake City. As a result of this acquisition, the Company has extended its geographical reach to include 47 states compared with 41 states prior to the acquisition. In addition, this acquisition has provided the Company with an expandable distribution infrastructure in the Rocky Mountain area of the country. The aggregate purchase price was approximately $100 million and was paid in cash. In addition, the Company incurred approximately $0.8 million in direct costs associated with the acquisition.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase price and the valuation of certain of the assets and liabilities; therefore, the purchase price and the allocation of the purchase price are subject to adjustment.

(In thousands)
Current assets	$27,607
Property and equipment	7,856
Intangible assets	3,031
Goodwill	81,151
Other assets	33

Total assets acquired	119,678

Current liabilities	11,549
Long-term debt	4,838
Other liabilities	2,481

Total liabilities assumed	18,868

Net assets acquired	$100,810

        In accordance with SFAS No. 142, goodwill will not be amortized, but rather tested annually for impairment.

         Included in the intangible assets acquired were non-compete agreements of $2.0 million and favorable lease rights for operating leases for retail locations of $1.0 million. The non-compete agreements are with former key executives of Greenbacks. They are being amortized over five years, the weighted average term of the agreements. The favorable lease rights are being amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2012.

3. NET INCOME PER SHARE

        The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2002	August 2, 2003	July 31, 2002
	(In thousands, except per share data)
Basic net income per share:
Net income	$28,799	$24,626	$61,594	$52,708

Weighted average number of
common shares outstanding	114,500	113,922	114,379	113,361

Basic net income per share	$0.25	$0.22	$0.54	$0.46

Diluted net income per share:
Net income	$28,799	$24,626	$61,594	$52,708

Weighted average number of
common shares outstanding	114,500	113,922	114,379	113,361
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1,099	1,217	686	1,226

Weighted average number of common
shares and dilutive potential
common shares outstanding	115,599	115,139	115,065	114,587

Diluted net income per share	$0.25	$0.21	$0.54	$0.46

        At August 2, 2003 and July 31, 2002, 1,656,102 and 177,556 stock options, respectively, are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

4. VARIABLE INTEREST ENTITY

         Effective January 1, 2003, the Company implemented the Financial Accounting Standards Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Under the terms of this standard, certain variable interest entities, such as the entity in which the Company’s synthetic lease facility is held, are required to be consolidated on the Company’s financial statements. As a result of the implementation, the assets of four distribution centers and the debt formerly incurred by the variable interest entity to purchase and construct the assets were included in the Company’s balance sheets for periods after January 1, 2003. These distribution centers were previously accounted for as operating leases.

         The following table reconciles reported net income and net income per share to net income and net income per share that would have been recorded if FIN 46 were effective for each of the periods presented prior to January 1, 2003:

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2002	August 2, 2003	July 31, 2002
	(In thousands, except per share data)
Reconciliation of net income:
Net income, as reported	$28,799	$24,626	$61,594	$52,708
Less: Depreciation, amortization
and deferred rent effect (net of tax)	--	(1,030)	--	(2,060)

Adjusted net income	$28,799	$23,596	$61,594	$50,648

Basic net income per share:
Net income per share, as reported	$0.25	$0.22	$0.54	$0.46
Less: Depreciation, amortization
and deferred rent effect (net of tax)	--	(0.01)	--	(0.01)

Adjusted net income per share	$0.25	$0.21	$0.54	$0.45

Diluted net income per share:
Net income per share, as reported	$0.25	$0.21	$0.54	$0.46
Less: Depreciation, amortization
and deferred rent effect (net of tax)	--	(0.01)	--	(0.02)

Adjusted net income per share	$0.25	$0.20	$0.54	$0.44

5. STOCK-BASED COMPENSATION

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the table below.

        The Company currently applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure only requirements of SFAS No. 148.

         If the accounting provisions of SFAS No. 123 had been adopted, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2002	August 2, 2003	July 31, 2002
	(In thousands, except per share data)
Net income as reported	$28,799	$24,626	$61,594	$52,708
Deduct: Additional stock-based employee
compensation determined under fair-value based method
net of related tax effects	(3,662)	(3,730)	(6,849)	(7,189)

Net income for SFAS No. 123	$25,137	$20,896	$54,745	$45,519

Net income per share
Basic, as reported	$0.25	$0.22	$0.54	$0.46
Basic, pro forma for SFAS No. 123	$0.22	$0.18	$0.48	$0.40
Diluted, as reported	$0.25	$0.21	$0.54	$0.46
Diluted, pro forma for SFAS No. 123	$0.22	$0.18	$0.48	$0.40

        These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options’ vesting periods and because additional options may be granted in future periods.

        On March 24, 2003, the Board of Directors granted options to employees under the Company’s Stock Incentive Plan to purchase 1,812,150 shares of the Company’s common stock at an exercise price of $20.02 per share. The exercise price represents the fair market value of the Company’s stock at the date of the grant.

        On June 19, 2003, options to purchase 36,000 shares of common stock, at an exercise price of $32.02, were granted to continuing non-employee directors.

        For pro forma disclosure purposes the fair value of the newly granted options was calculated using the Black-Scholes option-pricing model with the following assumptions, resulting in the weighted average fair market value shown:

	2003 First Quarter	2003 Second Quarter
Expected term in years	6.4	5.9
Expected volatility	62.8%	62.0%
Annual dividend yield	--	--
Risk-free interest rate	3.3%	3.8%
Weighted average fair value of
options granted during the period	$12.39	$17.93

6. COMPREHENSIVE INCOME

        The Company’s comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2002	August 2, 2003	July 31, 2002
	(In thousands)
Net income	$28,799	$24,626	$61,594	$52,708
Fair value adjustment-derivative
cash flow hedging instruments	445	(791)	344	(900)
Income tax (expense)	(171)	304	(132)	351

Fair value adjustment, net of tax	274	(487)	212	(549)

Amortization of SFAS No. 133
cumulative effect	6	7	12	13
Income tax benefit	(2)	(2)	(4)	(4)

Amortization of SFAS No. 133
cumulative effect, net of tax	4	5	8	9

Total comprehensive income	$29,077	$24,144	$61,814	$52,168

The cumulative effect recorded in “accumulated other comprehensive loss” is being amortized over the remaining lives of the related interest rate swaps.

7. LONG-TERM DEBT

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

        The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Revolver Agreement matures on May 29, 2004. The Company’s existing $50.0 million revolving credit facility was terminated concurrent with entering into the new $150.0 million revolving credit facility.

8. SUBSEQUENT EVENT

        On August 7, 2003, the Company paid $4.0 million to acquire a 10.5% fully diluted interest in Ollie’s Holdings, Inc. (Ollie’s), a multi-price point discount retailer located in the mid-Atlantic region. In addition, the SKM Equity Fund III, L.P. (SKM Equity) and SKM Investment Fund (SKM Investment), acquired a combined fully diluted interest in Ollie’s of 53.1%. Two of the Company’s directors, Thomas Saunders and John Megrue, are principal members of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Equity and SKM Investment. In conjunction with the acquisition of its interest in Ollie’s, the Company also entered into a call option agreement, which provides the Company with the right to purchase all equity in Ollie’s in 2006. The Company has no obligation to exercise the option or make any additional investment in Ollie’s.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTE: Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan” or “estimate.” For example, our forward-looking statements include statements regarding:

o	our future net sales results, comparable store net sales, future gross profit margin and earnings growth;

o	our growth plans, including our plans regarding new distribution centers and our anticipated square footage growth;

o	our expectations about our selling, general and administrative and depreciation expenses;

o	our plans regarding Greenbacks, including conversion of stores and improvements in gross profit margin; and

o	our cash needs, including our ability to fund our future capital expenditures, working capital requirements and distribution network expansion.

        For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in our Annual Report on Form 10-K filed March 28, 2003, and review “Risk Factors” in our most recent prospectus:

o	Failure of Greenbacks and Dollar Tree to integrate successfully would cause us to not realize our accretion projections.

o	The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in the economy.

o	Adverse economic conditions, such as reduced consumer confidence and spending, or bad weather could significantly reduce our sales.

o

We could fail to meet our goals for opening or expanding stores on a timely basis, which could cause our sales to suffer. We may not anticipate all the challenges that our expanding operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, new stores or expanded stores located near existing stores cause sales at our existing stores to suffer.

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

o

Our merchandise mix relies heavily on imported goods. An increase in the cost of or disruption in the flow of these goods, for example because of currency fluctuations or the reappearance of Severe Acute Respiratory Syndrome (SARS), may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. In addition, products and alternative sources may also be of lesser quality and more expensive than those we currently import.

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

Recent Developments

        Several key events have had or are expected to have a significant effect on our results of operations. You should keep the following in mind:

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

o

We have begun construction on our two new distribution centers, one in Joliet, Illinois and the other in Ridgefield, Washington. The Joliet distribution center will be a fully automated 1.2 million square foot facility and will replace our existing Chicago distribution center. The Ridgefield distribution center will be a 665,000 square foot facility that can be expanded in the future to accommodate our growth needs. We anticipate that the Ridgefield distribution center will be operational during our first quarter of 2004 and the Joliet distribution center will be operational by mid-year 2004.

o

On June 29, 2003, we completed our acquisition of Greenbacks, Inc., based in Salt Lake City, Utah, for approximately $100 million in cash. Greenbacks operated 100 stores in 10 western states and an expandable 252,000 square foot distribution center in Salt Lake City. We used existing cash to fund the purchase and the transaction was accounted for under the purchase method of accounting. Greenbacks is included in our results of operations since the date of acquisition.

Results of Operations

The Quarter Ended August 2, 2003 Compared to the Quarter Ended July 31, 2002

        Net Sales. Net sales increased 22.2% in the second quarter of 2003 compared to the prior year second quarter. This $113.6 million increase in net sales resulted primarily from increased sales at our new and expanded stores and from a 5.1% increase in comparable store net sales. Net sales in our larger, newer stores have been stronger than those in our smaller, older stores. Our comparable store net sales increase was primarily due to increased foot traffic in our stores. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

        At August 2, 2003, we operated 2,468 stores, in 47 states, with 15.7 million selling square feet compared to 2,272 stores with 13.2 million selling square feet at February 1, 2003 and 2,114 stores with 11.5 million selling square feet at July 31, 2002. We opened 61 stores, added 100 Greenbacks stores, expanded or relocated 35 stores and closed 12 stores in the second quarter of 2003, compared to 76 stores opened, 23 stores expanded, and 10 stores closed in the second quarter of 2002. In the second quarter of 2003, we added approximately 1.8 million selling square feet, of which approximately 0.3 million selling square feet was added through expanding existing stores.

        Gross Profit. Our gross profit as a percentage of net sales is called our gross profit margin. Gross profit margin decreased to 35.3% in the quarter ended August 2, 2003 compared to 35.7% in the quarter ended July 31, 2002. This decline was primarily attributable to the following:

o	a slightly higher percentage of net sales of basic merchandise, which typically carry a lower gross margin;

o

approximately $1.0 million of additional non-cash depreciation expense in this quarter’s cost of sales associated with the adoption of FIN 46-Consolidation of Variable Interest Entities, which consolidated four of our distribution centers, previously accounted for as operating leases, in our financial statements; and

o	the inclusion of Greenbacks' lower margin net sales in our results for the final five weeks of the quarter.

These factors were partially offset by leverage on fixed occupancy and distribution costs provided by our 5.1% comparable store net sales increase for the second quarter of 2003.

        Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the second quarter of 2003 remained flat at 27.7%, as a percentage of net sales, compared to last year’s second quarter. Improvements in payroll and related costs were partially offset by higher depreciation expense due to investments in stores, infrastructure and point-of-sale systems.

        Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 7.6% in the second quarter of 2003 compared to 8.0% in the same period of 2002. As expected, Greenbacks did not contribute significant income to our second quarter results. Greenbacks’ integration expenses in the second quarter totaled approximately $300,000.

        Interest Income/Expense. Interest income decreased to $0.7 million in the second quarter of 2003 from $0.8 million in the second quarter of 2002. This slight decrease resulted from decreases in interest rates earned on our investments and a decrease in the average cash and cash equivalents and short-term investments invested for the second quarter of 2003 compared to the second quarter of 2002. Interest expense increased to $2.2 million in the second quarter of 2003 compared $1.1 million for the second quarter of 2002. This increase was primarily due to approximately $1.0 million of additional interest expense associated with the implementation of FIN 46.

         Change in Fair Value of Non-hedging Interest Rate Swaps. The $0.7 million in income for the second quarter of 2003 and $0.9 million in expense for the second quarter of 2002 is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The change in the fair values for each quarter is primarily the result of changes in interest rates. Due to the many variables involved in determining the fair value, our management is not able to predict changes in the fair values of our interest rate swaps.

The Six Months Ended August 2, 2003 Compared to the Six Months Ended July 31, 2002

        Net Sales. Net sales increased 21.5% in the first half of 2003 compared to the prior year first half. This increase was due to sales at our new and expanded stores and a 3.8% increase in comparable store net sales. Net sales in our larger, newer stores have been stronger than those in our smaller, older stores. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

        For the six months ended August 2, 2003, we opened 116 stores, added 100 Greenbacks stores, expanded or relocated 65 stores and closed 20 stores in the first half of 2003, compared to 140 stores opened, 49 stores expanded, and 20 stores closed in the first half of 2002. In the first half of the year, we added approximately 2.4 million selling square feet, of which approximately 0.4 million selling square feet was added through expanding existing stores.

        We expect our third quarter 2003 net sales to be $665-$680 million, based on underlying flat or slightly increased comparable store net sales and square footage growth of approximately 35%-36%, which was similar to the level we saw in the second quarter of 2003.

        Gross Profit. Our gross profit as a percentage of net sales is called our gross profit margin. Gross profit margin decreased to 35.3% in the first half of 2003 compared to 36.0% for the same period last year. This decline was primarily attributable to the following:

o	a benefit in last year's gross margin due to shrink adjustments made in connection with our supply chain implementation;

o	a slightly higher percentage of net sales of basic merchandise, which typically carry a lower gross margin; and

o

approximately $2.0 million of additional non-cash depreciation expense in this year’s cost of sales associated with the adoption of FIN 46-Consolidation of Variable Interest Entities, which consolidated four of our distribution centers, previously accounted for as operating leases, in our financial statements.

        We expect our gross margin in the third quarter of 2003 to be lower than last year’s fiscal third quarter of 36.8%, while we expect our fourth quarter of 2003 gross margin to be higher than last year’s fiscal fourth quarter of 36.1%. For fiscal year 2003, we expect our gross margin to approximate 36.0%. We expect Greenbacks’ gross profit margin, which is significantly below our overall gross profit margin, to improve; however, the full effect of the margin improvements will be realized in 2004.

        Selling, General and Administrative Expenses. Selling, general, and administrative expenses, as a percentage of net sales, for the first six months of 2003 was 27.1% compared to last year’s comparable period of 27.5%. Improvements in payroll and related costs were offset by higher depreciation expense due to investments in stores, infrastructure and point-of-sale systems.

        We expect a slight improvement in selling, general, and administrative expenses, as a percentage of net sales, in the second half of 2003, primarily in the fourth quarter, compared to the same period last year.

        We continue to expect slight increases in depreciation as a percentage of net sales during the second half of 2003 and fiscal year 2004 due to the continued installation of point-of-sale systems in our stores. We expect to convert approximately 40 Greenbacks stores to our signage and fixtures in 2003, with the remaining stores being converted by mid-year 2004.

        Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 8.2% in the first half of 2003 compared to 8.5% in the same period of 2002.

        Based on our first-half 2003 results and the addition of Greenbacks, we expect our sales and earnings growth for the fiscal year to be at least 19.0%, based on slightly positive comparable store sales. We expect to end the fiscal year with square footage growth of approximately 28.0%.

        Interest Income/Expense. Interest income decreased to $1.5 million in the first six months of 2003 from $1.9 million in the first six months of 2002. This decrease resulted from decreases in interest rates for the first half of 2003 compared to the same period of 2002. Interest expense increased to $4.2 million in the first half of 2003 compared to $2.3 million for the first half of 2002. This increase was primarily due to approximately $2.0 million of additional interest expense associated with the implementation of FIN 46.

         Change in Fair Value of Non-hedging Interest Rate Swaps. The $0.7 million in income for the first half of 2003 and $0.8 million in expense for the same period last year is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The change in the fair values is primarily the result of changes in interest rates. Due to the many variables involved in determining the fair value, our management is not able to predict changes in the fair values of our interest rate swaps.

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

        The following table compares cash-related information for the six months ended August 2, 2003 and July 30, 2002:

	Six Months Ended
	August 2, 2003	July 31, 2002
	(In millions)
Net cash provided by (used in):
Operating activities	$3.1	$(21.7)
Investing activities	(135.2)	(79.2)
Financing activities	(4.9)	20.2

        The $24.8 million increase in cash provided by operating activities was primarily the result of increased net income and decreased expenditures for inventory offset by the timing of income tax payments.

        The $56.0 million increase in cash used in investing activities was primarily due to the purchase of Greenbacks and increased capital expenditures associated with our new and expanded stores and new distribution centers. These increases in cash used in investing activities were offset by proceeds received from the sale of our short-term investments.

        The $25.1 million decrease in cash provided by financing activities was primarily attributed to $18.2 million less cash received pursuant to stock-based compensation plans in the first half of 2003 compared to the first half of 2002 due to decreased stock option exercises. We believe the decrease in stock option exercises was primarily attributable to lower stock prices in the first six months of 2003 compared to the prior year period.

        At August 2, 2003, our long-term borrowings were $168.4 million. We had $150.0 million available through our bank facility. We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, of which approximately $52.7 million was committed to letters of credit issued for routine purchases of imported merchandise.

        Effective May 30, 2003, we entered into a revolving credit facility. The facility provides for, among other things: (1) a $150,000 revolving line of credit, bearing interest at LIBOR, plus a spread; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly.

        The facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The facility matures on May 29, 2004.

        We expect to borrow from our revolving line of credit for seasonal inventory purchases or for our distribution center construction in the third and fourth quarters of 2003.

        On August 7, 2003, we paid $4.0 million to acquire a 10.5% fully diluted interest in Ollie’s Holdings, Inc., a multi-price point discount retailer located in the mid-Atlantic region. In addition, the SKM Equity Fund III, L.P. and SKM Investment Fund acquired a combined fully diluted interest in Ollie’s of 53.1%. Two of our directors, Thomas Saunders and John Megrue, are principal members of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Equity and SKM Investment. We also entered into a call option agreement giving us the right to purchase all equity in Ollie’s in 2006. We have no obligation to exercise the option or make any additional investment in Ollie’s.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. Certain of our interest rate swaps do not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because they contain provisions that “knockout” the swap when the variable interest rate exceeds a predetermined rate.

Interest Rate Risk

        The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at August 2, 2003:

Hedging Instrument	Receive Variable	Pay Fixed	Knockout Rate	Expiration	Fair Value
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/09	($1,464,000)
$10.0 million interest rate swap	LIBOR	6.45%	7.41%	6/2/04	($436,000)
$5.0 million interest rate swap	LIBOR	5.83%	7.41%	6/2/04	($192,000)
$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/06	($1,897,000)

Due to the many variables involved in determining the fair value, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

        There have been no material changes in our interest rate risk exposure during the first half of 2003.

Foreign Currency Risk

        There have been no material changes to our market risk exposures resulting from foreign currency transactions during the first six months of 2003.

Item 4. CONTROLS AND PROCEDURES.

(a)     Evaluation of disclosure controls and procedures

        Within 90 days prior to the date of this report, our disclosure committee carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that as of the date of our evaluation, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        A plaintiff filed suit against us alleging that a stretch cord purchased in one of our stores was responsible for the loss of her eye. Plaintiff alleges, among other things, that we did not warn her of the dangers resulting from the use of stretch cords. We believe that we are not liable for this loss and will defend ourselves vigorously. However, no assurances can be given as to the outcome of this case.

        We do not believe that any of these matters will individually, or in the aggregate, have a material adverse affect on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At our Annual Meeting of Shareholders held on June 19, 2003, the following individuals were re-elected to the Board of Directors:

	Votes For	Votes Withheld
J. Douglas Perry Thomas A. Saunders, III Eileen R. Scott	101,055,562 101,628,315 101,619,200	1,252,104 679,351 688,466

In addition, the following plans were approved:

2003 Equity Incentive Plan 2003 Non-Employee Director Stock Option Plan 2003 Director Deferred Compensation Plan	74,360,401 89,746,142 91,419,458	19,514,051 4,126,164 2,450,910

Item 5. OTHER INFORMATION.

Grant of Options to Directors

        On June 19, 2003, we granted options to purchase 6,000 shares of common stock each to Richard Lesser, John Megrue, Thomas Saunders, Eileen Scott, and Alan Wurtzel as continuing non-employee directors. In addition, the Compensation Committee of the Board of Directors awarded J. Douglas Perry 6,000 option shares in his capacity as Chairman Emeritus. All of these options were granted under the Stock Incentive Plan and are immediately exercisable at an exercise price of $32.02 per share. In addition, under the 2003 Director Deferred Compensation Plan, non-employee directors may also receive stock or options in lieu of compensation expense for board fees.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

         99. Additional Exhibits

             99.1    Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

             99.2    Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

             99.3    Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

             99.4    Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)     Reports on Form 8-K:

        The following reports on Form 8-K were filed during the second quarter of 2003:

1.	Report on Form 8-K, filed May 8, 2003, included a press release regarding the sales results for the first quarter ended May 3, 2003.

2.	Report on Form 8-K, filed May 20, 2003, included a press release announcing the signing of a binding agreement to acquire Greenbacks, Inc.

3.	Report on Form 8-K, filed May 29, 2003, included a press release regarding the earnings results for the first quarter ended May 3, 2003.

4.	Report on Form 8-K, filed June 2, 2003, included a summary of information discussed in the first quarter of 2003 earnings conference call.

5.	Report on Form 8-K, filed June 19, 2003, included a press release regarding the results of the Annual Shareholders Meeting.

6.	Report on Form 8-K, filed June 30, 2003, included a press release regarding the completion of the acquisition of Greenbacks, Inc.

7.	Report on Form 8-K, filed July 7, 2003, included the text of the business update for the second quarter of 2003.

        Also, in the third quarter of 2003, we filed the following reports on Form 8-K:

1.	Report on Form 8-K, filed August 7, 2003, included a press release regarding the sales results for the second quarter ended August 2, 2003.

2.	Report on Form 8-K, filed August 26, 2003, included the text and the tables of the press release regarding the earnings results for the second quarter ended August 2, 2003.

3.	Report on Form 8-K, filed August 29, 2003, included a summary of information discussed in the second quarter of 2003 earnings conference call.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 12, 2003

DOLLAR TREE STORES, INC.

/s/ Frederick C. Coble —————————————— Frederick C. Coble Chief Financial Officer (principal financial and accounting officer)