Form 10-Q
period 2003-11-01
DOLLAR TREE STORES INC
filed 2003-12-11
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

        (X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
               of 1934

For the quarterly period ended November 1, 2003

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

Telephone Number (757)321-5000
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

As of December 8, 2003, there were 115,239,531 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

Page
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets
November 1, 2003, February 1, 2003 and December 31, 2002	3
Condensed Consolidated Income Statements
Three months and nine months ended November 1, 2003 and
October 31, 2002	4
Condensed Consolidated Statements of Cash Flows
Nine months ended November 1, 2003 and October 31, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18
PART II-OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	November 1, 2003	February 1, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$67,138	$237,302	$292,192
Short-term investments	--	63,525	43,780
Merchandise inventories	663,687	438,439	357,665
Deferred tax asset	11,646	14,333	10,409
Prepaid expenses and other current assets	14,613	15,783	12,094

Total current assets	757,084	769,382	716,140
Property and equipment, net (Note 5)	592,606	477,947	344,322
Intangible assets, net (Note 2)	123,168	41,351	41,418
Other assets, net (Note 3)	20,467	15,559	14,497

TOTAL ASSETS	$1,493,325	$1,304,239	$1,116,377

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving credit facility (Note 8)	$39,700	$--	$--
Current portion of long-term debt	25,000	25,000	25,000
Current installments of obligations under
capital leases	5,237	5,811	5,782
Accounts payable	167,446	137,668	59,451
Other current liabilities	83,378	75,033	88,237
Income taxes payable	3,616	23,548	28,041

Total current liabilities	324,377	267,060	206,511
Long-term debt, excluding current portion (Note 5)	142,422	146,628	6,000
Obligations under capital leases, excluding
current installments	14,533	17,283	17,647
Deferred tax liability	26,487	11,685	9,899
Other liabilities	15,981	15,764	20,916

Total liabilities	523,800	458,420	260,973

Shareholders' equity:
Common stock, par value $0.01. 300,000,000
shares authorized, 115,218,804; 114,231,314;
and 114,186,569 shares issued and outstanding
at November 1, 2003, February 1, 2003, and
December 31, 2002, respectively	1,152	1,142	1,142
Additional paid-in capital	243,761	218,106	217,267
Accumulated other comprehensive loss (Note 7)	(1,029)	(1,277)	(1,373)
Unearned compensation	(75)	(112)	(117)
Retained earnings	725,716	627,960	638,485

Total shareholders' equity	969,525	845,819	855,404
Commitments	--	--	--

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,493,325	$1,304,239	$1,116,377

        See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 31, 2002	November 1, 2003	October 31, 2002
Net sales	$665,211	$556,864	$1,906,807	$1,578,976
Cost of sales	421,612	351,681	1,224,313	1,006,161

Gross profit	243,599	205,183	682,494	572,815

Selling, general and administrative
expenses	183,234	153,906	520,038	434,582

Operating income	60,365	51,277	162,456	138,233

Other income (expense):
Interest income	574	660	2,098	2,516
Interest expense	(2,129)	(1,068)	(6,340)	(3,357)
Change in fair value of non- hedging interest rate swaps
	(11)	(635)	737	(1,454)

Total other expense, net	(1,566)	(1,043)	(3,505)	(2,295)

Income before income taxes	58,799	50,234	158,951	135,938
Provision for income taxes	22,638	19,340	61,196	52,336

Net income (Notes 5, 6 and 7)	$36,161	$30,894	$97,755	$83,602

Net income per share (Notes 4, 5 and 6)
Basic	$0.31	$0.27	$0.85	$0.74

Diluted	$0.31	$0.27	$0.85	$0.73

        See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	November 1, 2003	October 31, 2002
Cash flows from operating activities:
Net income	$97,755	$83,602

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	74,093	53,168
Loss on disposal of property and equipment	2,944	1,661
Change in fair value of non-hedging interest rate swaps	(737)	1,454
Provision (benefit) for deferred income taxes	17,933	(3,164)
Tax benefit of stock option exercises	5,057	9,627
Other non-cash adjustments to net income	396	291
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(199,210)	(182,630)
Prepaid expenses and other current assets	1,485	10,216
Other assets	(1,106)	(927)
Accounts payable and other current liabilities	24,749	14,747
Income taxes payable	(16,509)	(19,939)
Other liabilities	(1,142)	2,778

Net cash provided by (used in) operating activities	5,708	(29,116)

Cash flows from investing activities:
Capital expenditures	(178,578)	(107,871)
Purchase of Greenbacks, Inc., net of cash acquired of $1,248	(99,560)	--
Purchase of short-term investments	(30,360)	(16,500)
Investment in Ollie's, Inc	(4,000)	--
Proceeds from sales of short-term investments	93,885	15,000
Acquisition of favorable lease rights	(105)	(813)
Proceeds from sale of property and equipment	32	--
Settlement of merger-related contingencies	1,021	75

Net cash used in investing activities	(217,665)	(110,109)

Cash flows from financing activities:
Proceeds from revolving credit facilities	39,700	--
Repayment of long-term debt and facility fees	(11,813)	(6,025)
Principal payments under capital lease obligations	(5,681)	(2,870)
Proceeds from stock issued pursuant to
stock-based compensation plans	19,587	29,073

Net cash provided by financing activities	41,793	20,178

Net decrease in cash and cash equivalents	(170,164)	(119,047)
Cash and cash equivalents at beginning of period	237,302	218,077

Cash and cash equivalents at end of period	$67,138	$99,030

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,598	$3,063

Income taxes	57,432	65,967

        See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements at November 1, 2003 and for the three- and nine-month periods ended November 1, 2003 and October 31, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at November 1, 2003 and operating results for the interim periods. The February 1, 2003 and December 31, 2002 balance sheet information was derived from the audited consolidated financial statements as of those dates.

        The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K filed March 28, 2003. The results of operations for the three- and nine-month periods ended November 1, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2004.

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

        The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$28,192
Property and equipment	7,856
Intangible assets	3,031
Goodwill	80,050
Other assets	33

Total assets acquired	119,162

Current liabilities	11,033
Long-term debt	4,838
Other liabilities	2,481

Total liabilities assumed	18,352

Net assets acquired	$100,810

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

3. INVESTMENT

        On August 7, 2003, the Company paid $4.0 million to acquire a 10.5% fully diluted interest in Ollie’s Holdings, Inc. (Ollie’s), a multi-price point discount retailer located in the mid-Atlantic region. In addition, the SKM Equity Fund III, L.P. (SKM Equity) and SKM Investment Fund (SKM Investment), acquired a combined fully diluted interest in Ollie’s of 53.1%. Two of the Company’s directors, Thomas Saunders and John Megrue, are principal members of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Equity and SKM Investment. In conjunction with the acquisition of its interest in Ollie’s, the Company also entered into a call option agreement. The option agreement provides the Company with the right to purchase all of SKM Equity’s and SKM Investment’s equity in Ollie’s, for a fixed price as set forth in the agreement, subject to adjustments dependent on the occurrence of certain future events. The Company has no obligation to exercise the option or make any additional investment in Ollie’s.

4. NET INCOME PER SHARE

        The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 31, 2002	November 1, 2003	October 31, 2002
	(In thousands, except per share data)
Basic net income per share:
Net income	$36,161	$30,894	$97,755	$83,602

Weighted average number of
common shares outstanding	115,038	114,124	114,599	113,616

Basic net income per share	$0.31	$0.27	$0.85	$0.74

Diluted net income per share:
Net income	$36,161	$30,894	$97,755	$83,602

Weighted average number of
common shares outstanding	115,038	114,124	114,599	113,616
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1,389	446	919	966

Weighted average number of common
shares and dilutive potential
common shares outstanding	116,427	114,570	115,518	114,582

Diluted net income per share	$0.31	$0.27	$0.85	$0.73

        At November 1, 2003 and October 31, 2002, 172,788 and 2,196,756 stock options, respectively, are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

5. VARIABLE INTEREST ENTITY

        Effective January 1, 2003, the Company implemented the Financial Accounting Standards Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Under the terms of this standard, certain variable interest entities, such as the entity in which the Company’s synthetic lease facility is held, are required to be consolidated in the Company’s financial statements. As a result of the implementation, the assets of four distribution centers and the debt formerly incurred by the variable interest entity to purchase and construct the assets were included in the Company’s balance sheets for periods after January 1, 2003. These distribution centers were previously accounted for as operating leases.

        The following table reconciles reported net income and net income per share to net income and net income per share that would have been recorded if FIN 46 were effective for each of the periods presented prior to January 1, 2003:

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 31, 2002	November 1, 2003	October 31, 2002

	(In thousands, except per share data)
Reconciliation of net income:
Net income, as reported	$36,161	$30,894	$97,755	$83,602
Less: Depreciation, amortization
and deferred rent effect (net of tax)	--	(1,031)	--	(3,091)

Adjusted net income	$36,161	$29,863	$97,755	$80,511

Basic net income per share:
Net income per share, as reported	$0.31	$0.27	$0.85	$0.74
Less: Depreciation, amortization
and deferred rent effect (net of tax)	--	(0.01)	--	(0.03)

Adjusted net income per share	$0.31	$0.26	$0.85	$0.71

Diluted net income per share:
Net income per share, as reported	$0.31	$0.27	$0.85	$0.73
Less: Depreciation, amortization
and deferred rent effect (net of tax)	--	(0.01)	--	(0.03)

Adjusted net income per share	$0.31	$0.26	$0.85	$0.70

6. STOCK-BASED COMPENSATION

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

        If the accounting provisions of SFAS No. 123 had been adopted, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 31, 2002	November 1, 2003	October 31, 2002

	(In thousands, except per share data)
Net income as reported	$36,161	$30,894	$97,755	$83,602
Deduct: Additional stock-based employee
compensation determined under
fair-value based method
net of related tax effects	(3,178)	(3,179)	(10,027)	(10,368)

Net income for SFAS No. 123	$32,983	$27,715	$87,728	$73,234

Net income per share
Basic, as reported	$0.31	$0.27	$0.85	$0.74
Basic, pro forma for SFAS No. 123	$0.29	$0.24	$0.77	$0.64
Diluted, as reported	$0.31	$0.27	$0.85	$0.73
Diluted, pro forma for SFAS No. 123	$0.28	$0.24	$0.76	$0.64

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

        For pro forma disclosure purposes the fair value of the newly granted options was calculated using the Black-Scholes option-pricing model with the following assumptions, resulting in the weighted average fair market value shown:

	2003 Third Quarter	2003 Second Quarter	2003 First Quarter

Expected term in years	5.5	5.9	6.4
Expected volatility	61.1%	62.0%	62.8%
Annual dividend yield	--	--	--
Risk-free interest rate	3.6%	3.8%	3.3%
Weighted average fair value of
options granted during the period	$20.30	$17.93	$12.39

7. COMPREHENSIVE INCOME

        The Company’s comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 31, 2002	November 1, 2003	October 31, 2002

	(In thousands)
Net income	$36,161	$30,894	$97,755	$83,602

Fair value adjustment-derivative
cash flow hedging instruments	41	(581)	385	(1,481)
Income tax benefit (expense)	(16)	224	(148)	575

Fair value adjustment, net of tax	25	(357)	237	(906)

Amortization of SFAS No. 133
cumulative effect	6	4	18	17
Income tax benefit	(3)	(1)	(7)	(5)

Amortization of SFAS No. 133
cumulative effect, net of tax	3	3	11	12

Total comprehensive income	$36,189	$30,540	$98,003	$82,708

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

        As of November 1, 2003, the outstanding amount on the revolving line of credit is $39.7 million. As of December 2, 2003, there was no outstanding balance on the revolving line of credit.

9. SUBSEQUENT EVENT

          Pursuant to an existing program, the Company repurchased 60,100 shares of its common stock on the open market in December 2003.  Following their repurchase, the shares were retired.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan” or “estimate.” For example, our forward-looking statements include statements regarding:

o	our future net sales results, comparable store net sales, future gross profit margin and earnings growth;

o	our growth plans, including our plans regarding new distribution centers and our anticipated square footage growth;

o	our expectations about our selling, general and administrative and depreciation expenses, freight costs, merchandise shrink and future operating margin;

o	our investment in technology and its effect on our labor productivity and store operating costs;

o	our expectations regarding our capital expenditures plan;

o	our point-of-sale store conversion plans;

o	our plans regarding Greenbacks, including conversion of stores and improvements in gross profit margin; and

o	our cash needs, including our ability to fund our future capital expenditures, working capital requirements and distribution network expansion.

        For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in our Annual Report on Form 10-K filed March 28, 2003, and review “Risk Factors” in our most recent prospectus:

o	Failure of Greenbacks and Dollar Tree to integrate successfully would cause us to not realize our expected accretion to earnings.

o	The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in the economy.

o	Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, wage levels, inflation, competition and other adverse economic factors.

o	Adverse economic conditions, such as reduced consumer confidence and spending, or bad weather could significantly reduce our sales.

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

o

Unforeseen difficulties could prevent us from converting our stores to point-of-sale in the anticipated timeframe and from achieving our anticipated benefits in labor productivity and store operating costs.

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

We changed our fiscal year from a calendar year to a retail fiscal year ending on the Saturday closest to January 31. As a result, the fiscal year 2003 represents the period beginning February 2, 2003 and ending January 31, 2004. The following table presents the dates and the number of days in the respective quarters for fiscal year 2003 and fiscal year 2002:

First Quarter 2003	February 2, 2003-May 3, 2003	91
First Quarter 2002	February 1, 2002-April 30, 2002	89

Second Quarter 2003	May 4, 2003-August 2, 2003	91
Second Quarter 2002	May 1, 2002-July 31, 2002	92

Third Quarter 2003	August 3, 2003-November 1, 2003	91
Third Quarter 2002	August 1, 2002-October 31, 2002	92

Fourth Quarter 2003	November 2, 2003-January 31, 2004	91
Fourth Quarter 2002	November 1, 2002-February 1, 2003	93

o

We have begun construction on our two new distribution centers, one in Joliet, Illinois and the other in Ridgefield, Washington. The Joliet distribution center will be a fully automated 1.2 million square foot facility and will replace our existing Chicago distribution center. The Ridgefield distribution center will be a 665,000 square foot facility that can be expanded in the future to accommodate our growth needs. We anticipate that the Ridgefield distribution center will be operational during our first quarter of 2004 and the Joliet distribution center will be operational by mid-year fiscal 2004.

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

Results of Operations

The Quarter Ended November 1, 2003 Compared to the Quarter Ended October 31, 2002

        Net Sales. Net sales increased 19.4% in the third quarter of 2003 compared to the prior year third quarter. This $108.3 million increase in net sales resulted primarily from increased sales at our new and expanded stores and from a 1.7% increase in comparable store net sales. Net sales in our larger, newer stores, particularly our 10,000-15,000 square foot stores, have been stronger than those in our smaller, older stores. Our comparable store net sales increase was primarily due to our expanded and relocated stores. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

        At November 1, 2003, we operated 2,511 stores, in 47 states, with 16.6 million selling square feet compared to 2,272 stores with 13.2 million selling square feet at February 1, 2003 and 2,211 stores with 12.5 million selling square feet at October 31, 2002. We opened 50 stores, expanded or relocated 45 stores and closed 7 stores in the third quarter of 2003, compared to 101 stores opened, 36 stores expanded, and 4 stores closed in the third quarter of 2002. In the third quarter of 2003, we added approximately 0.9 million selling square feet, of which approximately 0.4 million selling square feet was added through expanding existing stores.

        Gross  Profit. Our gross profit as a percentage of net sales is called our gross profit margin. Gross profit margin decreased to 36.6% in the quarter ended November 1, 2003 compared to 36.8% in the quarter ended October 31, 2002. This decline was primarily attributable to the following:

o	increased freight rates and occupancy costs, as a percentage of sales;

o

approximately $1.0 million of additional non-cash depreciation expense in this quarter’s cost of sales associated with the adoption of FIN 46-Consolidation of Variable Interest Entities, which consolidated four of our distribution centers, previously accounted for as operating leases, in our financial statements; and

o	the inclusion of Greenbacks' lower margin net sales in our results.

These factors were partially offset by improved merchandise margin as a result of better buying and timing and improved markdown costs.

        Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the third quarter of 2003 decreased to 27.5%, as a percentage of net sales, compared to last year’s third quarter of 27.6%. This decline was primarily attributed to improvements in payroll-related costs, store operating costs and corporate expenses. These improvements were partially offset by increased depreciation expense associated with our investments in new and expanded stores and technology assets. Management believes our investments in technology will continue to benefit labor productivity and store operating costs.

        Operating Income. Because of the reasons discussed above, operating income decreased as a percentage of net sales to 9.1% in the third quarter of 2003 compared to 9.2% in the same period of 2002.

        Interest Income/Expense. Interest income decreased to $0.6 million in the third quarter of 2003 from $0.7 million in the third quarter of 2002. This decrease resulted primarily from a decrease in the average cash and cash equivalents invested for the third quarter of 2003 compared to the third quarter of 2002. Interest expense increased to $2.1 million in the third quarter of 2003 compared $1.1 million for the third quarter of 2002. This increase was primarily due to approximately $1.0 million of additional interest expense associated with the implementation of FIN 46.

        Change in Fair Value of Non-hedging Interest Rate Swaps. SFAS No. 133 requires us to reflect our non-hedging interest rate swaps at their fair value, which may fluctuate primarily because of changes in interest rates. The fair value of our swaps changed very little in the third quarter of 2003.  In the third quarter of 2002, in contrast, we incurred $0.6 million in expense because the fair value of the swaps decreased by that amount. Because there are many variables involved in determining fair value of our swaps, our management is not able to predict their fair values for future periods.

The Nine Months Ended November 1, 2003 Compared to the Nine Months Ended October 31, 2002

        Net Sales. Net sales increased 20.8% in the first nine months of 2003 compared to the first nine months of the prior year. This increase was due to sales at our new and expanded stores and a 3.2% increase in comparable store net sales. Net sales in our larger, newer stores, particularly our 10,000-15,000 square foot stores, have been stronger than those in our smaller, older stores. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

        For the nine months ended November 1, 2003, we opened 166 stores, added 100 Greenbacks stores, expanded or relocated 110 stores and closed 27 stores, compared to 241 stores opened, 85 stores expanded or relocated, and 24 stores closed in the first three quarters of 2002. For the fiscal 2003 year-to-date, we added approximately 3.3 million selling square feet, of which approximately 0.8 million selling square feet was added through expanding existing stores.

        Gross Profit. Our gross profit as a percentage of net sales is called our gross profit margin. Gross profit margin decreased to 35.8% for the first nine months of 2003 compared to 36.3% for the same period last year. This decline was primarily attributable to the following:

o	increased freight rates, as a percentage of sales; and

o

approximately $3.0 million of additional non-cash depreciation expense in this year’s cost of sales associated with the adoption of FIN 46-Consolidation of Variable Interest Entities, which consolidated four of our distribution centers, previously accounted for as operating leases, in our financial statements.

        Selling, General and Administrative Expenses. Selling, general, and administrative expenses, as a percentage of net sales, for the first nine months of 2003 was 27.3% compared to last year’s comparable period of 27.5%. This decline was primarily attributed to improvements in payroll-related costs. This decrease was partially offset by increased depreciation expense associated with our investments in new and expanded stores and technology assets.

        Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 8.5% for the first three quarters of 2003 compared to 8.8% for the same period of 2002.

        Interest Income/Expense. Interest income decreased to $2.1 million in the first nine months of 2003 from $2.5 million in the first nine months of 2002. This decrease resulted from a decrease in the average cash and cash equivalents invested in the first nine months of 2003 compared to the same period in 2002. Interest expense increased to $6.3 million in the first three quarters of 2003 compared to $3.4 million for the first three quarters of 2002.

This increase was primarily due toapproximately $3.0 million of additional interest expense associated with the implementation of FIN 46.

        Change in Fair Value of Non-hedging Interest Rate Swaps. The $0.7 million in income for the nine months ended November 1, 2003 and $1.5 million in expense for the nine months ended October 31, 2002 is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The change in the fair values is primarily the result of changes in interest rates. Because there are many variables involved in determining the fair value, our management is not able to predict changes in the fair values of our interest rate swaps.

Fourth Quarter 2003 and Fiscal Year 2004

        We expect our fourth quarter 2003 net sales to be $880-$905 million. In addition, we expect gross margin for the fourth quarter of 2003 to improve slightly compared to the fourth quarter of 2002; we expect store shrink, a component of gross margin, in the fourth quarter to improve compared to the same period in 2002.

        We continue to expect a slight increase in depreciation as a percentage of net sales during the fourth quarter of 2003 due to the continued installation of point-of-sale systems in our stores. We believe this non-cash expense will become more consistent, as a percentage of net sales, by fiscal year 2006.

        We expect operating margin in the fourth quarter of 2003 to be approximately 14.5%-15.0%. We believe that the expected improvement over the prior year fourth quarter will be primarily attributed to our expected gross margin improvement partially offset by an expected slight increase in depreciation expense, both discussed above, in addition to the following:

o	decreased incremental costs associated with the early adoption of FIN 46, effective January 1, 2003;

o	more leverage of fixed costs in the fourth quarter of 2003 compared to the fourth quarter of 2002 when comparable store net sales decreased almost 2.0%; and

o	expected modest improvement in selling, general, and administrative expenses, as a percentage of net sales, which will result from continued productivity improvements and focus on cost containment.

        We expect to end the fiscal year 2003 with square footage growth of approximately 28.0%.

        In fiscal year 2004, we expect our net sales to be $3.2-$3.3 billion and our sales and earnings growth to be in the 15%-20% range compared to fiscal 2003. We expect freight rates to increase; however, we believe the increase will be offset by improvements in other areas of gross margin and, therefore, we do not expect a significant impact on our overall gross margin. We expect a slight increase in depreciation, as a percentage of net sales during 2004 because of the continued installation of point-of-sale systems in our stores. We expect modest improvement, in the range of 0.1% to 0.2% of sales, in operating margin.

         In 2004, our square footage growth is expected to be approximately 20%. This growth plan includes more than 200 net new stores and more than 100 relocated and expanded stores. We plan capital expenditures in fiscal 2004 to be $230-$250 million, similar to 2003, and our focus will be on our new and expanded stores, distribution center infrastructure, and continued technology investments. We have approximately 1,645 point-of-sale stores as of November 1, 2003 and expect to convert virtually all remaining stores that will benefit from this technology by the end of 2004.

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

        The following table compares cash-related information for the nine months ended November 1, 2003 and October 31, 2002:

	Nine Months Ended
	November 1, 2003	October 31, 2002
	(In millions)
Net cash provided by (used in):
Operating activities	$1.7	$(29.1)
Investing activities	(213.7)	(110.1)
Financing activities	41.8	20.2

        The $30.8 million increase in cash provided by operating activities was primarily the result of increased net income net of non-cash expense adjustments partially offset by changes in net working capital.

        The $103.6 million increase in cash used in investing activities was primarily due to the following:

o	the purchase of Greenbacks;

o	increased capital expenditures associated with our new and expanded stores and new distribution centers; and

o	increased purchases of short-term investments.

These increases in cash used in investing activities were offset by proceeds received from the sale of our short-term investments.

         The $21.6 million increase in cash provided by financing activities was primarily attributed to $39.7 million in proceeds received from borrowing against our revolving credit facility to cover our seasonal inventory purchases and our distribution center construction. This increase was partially offset by repayment of our long-term debt and $9.5 million less cash received pursuant to stock-based compensation plans in the first nine months of 2003 compared to the first nine months of 2002 due to decreased stock option exercises. We believe the decrease in stock option exercises was primarily attributable to generally lower stock prices in the first nine months of 2003 compared to the prior year period.

         Effective May 30, 2003, we entered into a revolving credit facility. The facility provides for, among other things: (1) a $150 million revolving line of credit, bearing interest at LIBOR, plus a spread; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly.

        The facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The facility matures on May 29, 2004.

        At November 1, 2003, our long-term borrowings were $167.4 million. We had $110.3 million available through our revolving credit facility and $39.7 million was outstanding under this facility. As of December 2, 2003, there was no outstanding balance on the revolving line of credit. We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, of which approximately $44.7 million was committed to letters of credit issued for routine purchases of imported merchandise.

        On August 7, 2003, we paid $4.0 million to acquire a 10.5% fully diluted interest in Ollie’s Holdings, Inc., a multi-price point discount retailer located in the mid-Atlantic

region.    In addition, the SKM Equity Fund III, L.P. and SKM Investment Fund acquired a combined fully diluted interest in Ollie’s of 53.1%. Two of our directors, Thomas Saunders and John Megrue, are principal members of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Equity and SKM Investment. We also entered into a call option agreement giving us the right to purchase all of SKM Equity’s and SKM Investment’s equity in Ollie’s for a fixed price as set forth in the agreement, subject to adjustments dependent on the occurrence of certain future events. We have no obligation to exercise the option or make any additional investment in Ollie’s.

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

Interest Rate Risk

        The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at November 1, 2003:

Hedging Instrument	Receive Variable	Pay Fixed	Knockout Rate	Expiration	Fair Value
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/09	($1,654,000)
$10.0 million interest rate swap	LIBOR	6.45%	7.41%	6/2/04	($311,000)
$5.0 million interest rate swap	LIBOR	5.83%	7.41%	6/2/04	($137,000)
$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/06	($1,856,000)

Due to the many variables involved in determining the fair value, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

        There have been no material changes in our interest rate risk exposure during the first nine months of 2003.

Foreign Currency Risk

        There have been no material changes to our market risk exposures resulting from foreign currency transactions during the first nine months of 2003.

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

        We have been sued in California by several employees and in Alabama by a salaried store manager and a former store manager who allege, among other things, that they should have been classified as non-exempt employees and, therefore, should have received overtime compensation. The suits also request that the California state court certify the case as a class action on behalf of all store managers, assistant managers and merchandise managers in our California stores and request that the Alabama Federal Court certify the case as a collective action under the Fair Labor Standards Act on behalf of all salaried managers in all of our stores. We were also sued in California on November 3, 2003 by a former store manager who alleges that certain employees should have received meal period breaks and paid rest periods.   As in the other California lawsuit, he also alleges that he and other salaried managers should have been classified as non-exempt employees and, therefore, should have received overtime compensation.  The suit also requests that the California state court certify the case as a class action. We will vigorously defend ourselves in all these matters.

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

        We do not believe that any of these matters will individually, or in the aggregate, have a material adverse affect on our financial condition or results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

         31 and 32. Additional Exhibits

             31.1    Certification required under Section 302 of the Sarbanes-Oxley Act of Chief
                        Executive Officer

            31.2     Certification required under Section 302 of the Sarbanes-Oxley Act of Chief
                        Financial Officer

             32.1    Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

             32.2    Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)     Reports on Form 8-K:

         The following reports on Form 8-K were filed during the third quarter of 2003:

1.	Report on Form 8-K, filed August 7, 2003, included a press release regarding the sales results for the second quarter ended August 2, 2003.

2.	Report on Form 8-K, filed August 26, 2003, included the text and the tables of the press release regarding the earnings results for the second quarter ended August 2, 2003.

3.	Report on Form 8-K, filed August 29, 2003, included a summary of information discussed in the second quarter of 2003 earnings conference call.

4.	Report on Form 8-K, filed September 22, 2003, included the text of a press release regarding reaffirmation of revenue guidance.

5.	Report on Form 8-K, filed October 1, 2003, included the text of a press release announcing the promotion of Bob Sasser to Chief Executive Officer.

6.	Report on Form 8-K, filed October 7, 2003, included the text of the business update for the third quarter of 2003.

        Also, in the fourth quarter of 2003, we filed the following reports on Form 8-K:

1.	Report on Form 8-K, filed November 6, 2003, included a press release regarding the sales results for the third quarter ended November 1, 2003.

2.	Report on Form 8-K, filed November 25, 2003, included a press release regarding the earnings results for the third quarter ended November 1, 2003.

3.	Report on Form 8-K, filed November 28, 2003, included a summary of information discussed in the third quarter of 2003 earnings conference call.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 11, 2003

DOLLAR TREE STORES, INC.

/s/ Frederick C. Coble —————————————— Frederick C. Coble Chief Financial Officer (principal financial and accounting officer)