Form 10-K
period 2003-12-31
DOLLAR TREE STORES INC
filed 2004-04-13
CIK 935703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2004


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

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 2, 2003, was $4,208,274,759 based on a $36.67 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     On April 5, 2004, there were 113,593,263 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 17, 2004, which will be filed with the Securities and Exchange Commission not later than April 29, 2004.

                            DOLLAR TREE STORES, INC.
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
                                     PART I

Item 1.       BUSINESS.....................................................   5

Item 2.       PROPERTIES...................................................   9

Item 3.       LEGAL PROCEEDINGS............................................  10

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  10

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS........................................  10

Item 6.       SELECTED FINANCIAL DATA.....................................   11

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................  13

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...  24

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  25

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE........................  50

Item 9A.      CONTROLS AND PROCEDURES......................................  50

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  51

Item 11.      EXECUTIVE COMPENSATION.......................................  51

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............  51

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  51

Item 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.......................  51

                                     PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K................................................  51

              SIGNATURES...................................................  53

A WARNING ABOUT FORWARD LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view" "target" or "estimate." For example, our forward-looking statements include statements regarding:

    o our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

    o our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

    o  the average size of our stores to be added in 2004 and beyond;

    o the net sales per square foot, net sales and operating income attributable to smaller and larger stores and store-level cash payback periods;

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

    o changes in our merchandise mix and the effect on gross profit margin and sales;

    o the capabilities of our inventory supply chain technology, planned labor management system and other new systems;

    o the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

    o the capacity, performance and cost of our existing and planned distribution centers, including opening and expansion schedules;

    o  our expectations regarding competition and growth in our retail sector;

    o  costs of pending and possible future legal claims;

    o management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, and income taxes;

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

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13. Our risk factors include:

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

    o We could fail to meet our goals for opening, expanding or relocating stores on a timely basis, which would cause our sales to suffer. We may not anticipate all the challenges that our expanding operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitability. In addition, new or expanded stores will cause sales at nearby stores to suffer, and we could have difficulties profitably renewing or replacing expiring leases.

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

--------------------------------------------------------------------------------
     INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any reference to "2003" or "fiscal 2003" relates to as of or for the year ended January 31, 2004 and any reference to "2004" or "fiscal 2004" relates to as of or for the year ended January 29, 2005. Any references to "2002" and "2001" or "fiscal 2002" and "fiscal 2001" relate to as of or for the years ended December 31, 2002 and 2001, respectively.
--------------------------------------------------------------------------------

AVAILABLE INFORMATION
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

                                     PART I


Item 1.  BUSINESS

Overview
     Since our founding in 1986, we have become the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors. At January 31, 2004, we operated 2,513 single-price point stores under the names of Dollar Tree, Greenbacks, Dollar Express, Dollar Bills, Only One Dollar, and Only $One.

     Since 1986, we have evolved from opening primarily mall-based stores ranging between 1,500 and 2,500 selling square feet to opening primarily strip shopping center-based stores averaging 10,000 to 15,000 selling square feet. In the past five years, we gradually increased the average size of our stores as we improved our merchandise offerings and service to our customers. At December 31, 1998, we operated 1,285 stores in 31 states; at January 31, 2004, we operated 2,513 stores in 47 states. Over the same time period, our selling square footage increased from approximately 4.9 million square feet in December 1998 to 16.9 million square feet in January 2004. Our store growth since 1998 has resulted from opening new stores and completing mergers and acquisitions. We centrally manage our store and distribution operations from our corporate headquarters in Chesapeake, Virginia.

Change in Fiscal Year End
     In January 2003, we changed our fiscal year end to a retail fiscal year ending on the Saturday closest to January 31.

Business Strategy
     Value Merchandise Offering. We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere. We buy approximately 60% of our merchandise domestically and directly import the remaining 40%. Our domestic purchases include closeouts. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectation. In addition, direct relationships with manufacturers permit us to select from a broad range of products, and customize packaging, product sizes and package quantities that meet our customers' needs.

     Mix of Basic Variety and Seasonal Merchandise. We maintain a balanced selection of products within traditional variety store categories. We offer a wide selection of everyday basic products and we supplement these basic, everyday items with seasonal and closeout merchandise. We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination. Closeout merchandise is purchased opportunistically and represents less than 10% of our purchases. National, regional and private-label brands have become a bigger part of our merchandise mix.

     Our merchandise mix consists of:

    o consumable merchandise, which includes candy and food, health and beauty care, and housewares such as paper, plastics and household chemicals;

    o variety merchandise, which includes toys, durable housewares, gifts, party goods, greeting cards, hardware, and other items; and

    o seasonal goods such as Easter, summer toys, lawn and garden, Halloween and Christmas merchandise.

     Our larger stores, which appeal to a broader demographic mix, carry more consumable merchandise than smaller stores. As a result, consumable merchandise has grown as a percentage of purchases and sales. Our larger stores also allow us to increase our seasonal offering and presentation resulting in increasing our seasonal purchases as a percentage of our total purchases. The following table shows the percentage of purchases of each major product group for the years ended January 31, 2004 and December 31, 2002:

                                         January 31,     December 31,
         Merchandise Type                   2004             2002
         ----------------                   ----             ----

         Variety categories                 49.5%            50.6%
         Consumable                         41.2%            40.5%
         Seasonal                            9.3%             8.9%

     Convenient Locations and Store Size. We primarily focus on opening new stores in strip shopping centers anchored by mass merchandisers, whose target customers we believe to be similar to ours, and in neighborhood centers anchored by large grocery retailers. Our stores have proven successful in metropolitan areas, mid-sized cities and small towns. The range of our store sizes allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities. Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors, uniform decorative signs and background music. We enhance the store design with attractive merchandise displays. We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse store.

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

     On a cash basis, our stores have historically experienced a payback period of approximately 12 to 15 months and we expect this trend to continue. Following is a reconciliation of our operating income margin, as determined under generally accepted accounting principles, to the store-level cash operating income margin for all stores combined.

                                     2003    2002     2001     2000     1999
                                     ----    ----     ----     ----     ----
  Corporate operating
      income margin                 10.5%   10.9%    10.3%    12.0%    13.0%
  Add freight, distribution
      costs, corporate overhead
      and depreciation              11.8%   11.5%    12.7%    12.0%    11.2%
                                    -----   -----    -----    -----    -----
  Store-level cash operating
      income margin                 22.3%   22.4%    23.0%    24.0%    24.2%
                                    =====   =====    =====    =====    =====

During the past five years, we have maintained our store-level cash operating income margins in the 22.3% to 24.2% range. Store-level cash operating income margin represents the operating results of our stores based on revenues and costs that are directly associated with the individual stores, excluding depreciation. This measure excludes several components of our corporate operating margin as calculated in accordance with generally accepted accounting principles because these components are not directly associated with or allocable to the individual stores. Management believes that this measure is important in evaluating our performance because the measure is used by management and investors to evaluate the performance of the stores in relation to one another and in relation to industry peers and benchmarks. Stores whose first full year of operations was 2003 had average store-level cash operating income margin of approximately 22.5%, which was slightly lower than the 22.7% average for all stores with a full year's operations in fiscal 2003.

     Our older, smaller stores continue to generate significant store-level operating income and operating cash flows and have some of the highest operating margins among our stores; however, the increased size of our newer stores allows us to offer a wider selection of products, including more basic consumable merchandise, thereby making them more attractive as a destination store.

     The strong cash flows generated by our stores allow us to grow primarily using internally generated funds. Over the past five years, cash flows from operating activities have exceeded capital expenditures.

     For more information on our results of operations, see "Management's Discussion and Analysis - Results of Operations" on page 15. For more information on seasonality of sales, see "Management's Discussion and Analysis - Seasonality and Quarterly Fluctuations" on page 22.

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

     During 2002, we upgraded our supply chain systems and identified other processes that could be improved using technology. These new systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Controlling our inventory levels will result in more efficient distribution and store operations.

     Payroll and related costs are a significant component of our selling, general and administrative costs. Accordingly, we believe that more efficient use of labor hours in our stores could increase our profitability. In an effort to optimize hours worked in our stores, we expect to roll out a new labor management and scheduling system during fiscal 2004.

     Information Systems. We believe that investments in appropriate technology help us to increase sales and control costs. In 2002, we implemented a new inventory management system. Our new system has allowed us to improve the efficiency of our supply chain, improve merchandise flow and control distribution and store operating costs.

     In 2003, we piloted our automatic replenishment system. This system automatically reorders key items, based on actual store level sales. In 2004, we expect to roll out this system to additional stores and merchandise categories.

     At January 31, 2004, we operated point-of-sale systems in 1,855 stores and we expect to install point-of-sale systems in virtually all remaining stores that will benefit from it by the end of fiscal 2004. Point-of-sale data allows us to track sales by merchandise category and geographic region as well as assists in planning for future purchases of inventory. We believe that this information will allow us to ship the appropriate product to the correct store at the proper time.

     Corporate Culture and Values. We believe that honesty and integrity, doing the right things for the right reasons, and treating people fairly and with respect are core values within our corporate culture. We believe that running a business, and certainly a public company, carries with it a responsibility to be beyond reproach when making operational and financial decisions. Our management team visits and shops our stores like every customer; we have an open door policy to all our associates; and ideas and individuality are encouraged. We have standards for store displays, merchandise presentation, and store operations. Our distribution centers are operated based on objective measures of performance and everyone in our store support center is available to help associates in the stores and distribution centers get their jobs done.

     Our disclosure committee, headed by our corporate controller, meets at least quarterly and identifies and monitors our internal financial reporting controls and ensures that our public filings contain discussions about the risks our business faces. We believe that we have the controls in place to be able to certify our financial statements. Additionally, we have complied with the updated listing requirements for the Nasdaq Stock Market.

Growth Strategy
     Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program and selective mergers and acquisitions. From 1999 to 2003, net sales increased at a compound annual growth rate of 20.0% and operating income increased at a compound annual growth rate of 13.6%. We expect that the substantial majority of our future sales growth will come primarily from new store openings and secondarily from our store expansion and remodeling program.

     The following table shows the total selling square footage of our stores and the selling square footage per new store opened over the last five years. We began opening larger stores after the acquisition of 98 Cent Clearance Center in 1998. Our growth and productivity statistics will be reported based on selling square footage prospectively because our management believes the use of selling square footage yields a more accurate measure of store productivity. The selling square footage statistics for 1999 through 2000 are estimates based on the relationship of selling to gross square footage.
                                                                Average Selling
                                           Average Selling      Square Footage
                                           Square Footage       Per New Store
        Year        Number of Stores         Per Store              Opened
     ----------     ----------------      ----------------     ----------------

        1999            1,507                  4,055                  4,765

        2000            1,729                  4,520                  6,240

        2001            1,975                  5,130                  7,070

        2002            2,263                  5,763                  7,783

        2003            2,513                  6,716                  9,948


     We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2004 and beyond, we plan to predominantly open stores that are approximately 10,000 to 15,000 selling square feet and we believe this size range allows us to achieve our objectives in the markets in which we plan to expand. At January 31, 2004, 356 of our stores, totaling 28.3% of our selling square footage, were 10,000 selling square feet or larger.

     In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per selling square foot and changes in market opportunities. Stores targeted for expansion are generally less than 4,000 selling square feet in size. Store expansions generally increase the existing store size by approximately 6,000 to 10,000 selling square feet.

     Since 1995, we have added a total of 471 stores through four mergers and several small acquisitions. Our acquisition strategy has been to target companies with a similar single price point concept that have shown success in operations or provide a strategic advantage. We evaluate potential acquisition opportunities in our retail sector as they become available.

     Merchandising and Distribution. Expanding our customer base is important to our growth plans. We plan to continue to stock our new stores with the ever-changing merchandise that our current customers have come to appreciate. In addition, we are opening larger stores that contain more basic consumable merchandise to attract new customers. Consumable merchandise typically leads to more frequent return trips to our stores resulting in increased sales. The presentation and display of merchandise in our stores are critical to communicating value to our customers and creating a more exciting shopping experience. We believe our approach to visual merchandising results in high store traffic, high sales volume and an environment that encourages impulse purchases.

     A strong and efficient distribution network is key to our ability to grow and to maintain a low-cost operating structure. We currently operate nine distribution centers and plan to open a replacement distribution center for our Chicago distribution center in mid-year 2004. These distribution centers in total will be capable of supporting approximately $4.5 billion in annual sales. We expect to continue to add distribution capacity to support our store opening plans, with the aim of remaining approximately one year ahead of our distribution needs. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

     Our stores receive approximately 96% of their inventory from our distribution centers via contract carriers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. For more information on our distribution center network, see "Properties" below.

Competition
     The retail industry is highly competitive and we expect competition to increase in the future. The value discount retail sector currently represents approximately 10% of the $300 billion discount retail market and appears to be the fastest growing sector. Our value discount retail competitors include Family Dollar, Dollar General, 99 Cents Only and Big Lots. The principal methods of competition include convenience and the quality of merchandise offered to the customer. Though we are a fixed-price point retailer, we also compete with mass merchandisers, such as Wal-Mart and Target, and regional discount retailers. In addition, several mass merchandisers and grocery store chains are now testing "dollar store" concepts in their stores, which will increase competition. Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail sector.

Trademarks
     We are the owners of federal service mark registrations for "Dollar Tree," the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price...One Dollar." A small number of our stores operate under the name "Only One Dollar," for which we have not obtained a service mark registration. We also own a concurrent use registration for "Dollar Bill$" and the related logo. During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything," and "Everything's $1.00," the registration of which is pending. With the acquisition of Dollar Express, we became the owner of the service marks "Dollar Express" and "Dollar Expres$." We became the owners of the "Greenbacks All A Dollar" and "All A Dollar" service marks, with the acquisition of Greenbacks. We have applied for federal trademark registrations for various private labels that we use to market some of our product lines.

Employees
     We employed approximately 9,600 full-time and 19,100 part-time associates on January 31, 2004. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements. None of our employees is subject to collective bargaining agreements.

Item 2.  PROPERTIES

Stores
     As of January 31, 2004, we operated 2,513 stores in 47 states as detailed below:

     Alabama.................68      Maine....................3      Oklahoma.................35
     Arizona.................28      Maryland................72      Oregon...................49
     Arkansas................33      Massachusetts...........22      Pennsylvania............171
     California.............160      Michigan................95      Rhode Island..............8
     Colorado................16      Minnesota...............25      South Carolina...........63
     Connecticut.............17      Mississippi.............44      South Dakota..............2
     Delaware................15      Missouri................53      Tennessee................77
     Florida................184      Montana..................1      Texas...................141
     Georgia................117      Nebraska.................8      Utah.....................24
     Idaho....................8      Nevada..................17      Vermont...................4
     Illinois................96      New Hampshire...........10      Virginia................123
     Indiana.................68      New Jersey..............56      Washington...............30
     Iowa....................17      New Mexico...............9      West Virginia............26
     Kansas..................21      New York...............116      Wisconsin................51
     Kentucky................52      North Carolina.........130      Wyoming...................1
     Louisiana...............44      Ohio...................103

     We currently lease our stores and expect to continue to lease new stores as we expand. Our leases typically provide for a short initial lease term (generally five years) with options to extend. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.

     As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, we have not experienced significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. From time to time we may not comply with certain provisions of our store operating leases. We maintain good relations with our landlords and believe that violation of these lease provisions, if any, will not have a material effect on our operations.

Distribution Centers
     The following table includes information about the distribution centers that we currently operate. By mid-year 2004, we are planning to replace our Chicago distribution center with a newly constructed automated 1.2 million square foot distribution center located in Joliet, Illinois. Once our Joliet facility is operational, we believe our distribution center network will be capable of supporting a total of approximately $4.5 billion in annual sales.


                                                                     Size in
         Location              Own/Lease       Lease Expires       Square Feet
     ------------------      --------------    --------------     -------------
Chesapeake, Virginia             Own               N/A               400,000

Olive Branch, Mississippi        Own               N/A               425,000

                                             June 2005, with
Chicago, Illinois               Lease        options to renew        250,000

Stockton, California             Own               N/A               525,000

Briar Creek, Pennsylvania        Own               N/A               603,000

Savannah, Georgia                Own               N/A               603,000

Marietta, Oklahoma               Own               N/A               603,000

Salt Lake City, Utah            Lease          August 2005           252,000

Ridgefield, Washington           Own               N/A               665,000


     In February 2004, we opened our newly built distribution center in Ridgefield, Washington. This distribution center is a 665,000 square foot facility that can be expanded in the future to accommodate our growth needs. In addition to our distribution centers noted above, during the past several years we have used off-site facilities to accommodate limited quantities of seasonal merchandise.

     Four of our distribution centers were financed through a variable interest entity, which we included in our consolidated financial statements effective January 1, 2003. The variable interest entity owned these distribution center assets and carried the debt used to finance them. Terms of the debt, among other things, required the maintenance of certain specified financial ratios, restricted the payment of certain distributions and limited certain types of debt we could incur. In March 2004, we refinanced the debt related to the variable interest entity (see Note 14 in the Notes to Consolidated Financial Statements on page 50).

     With the exception of our Chicago, Salt Lake City and Ridgefield facilities, each of our distribution centers contains advanced materials handling technologies, including an automated conveyor and sorting system, radio-frequency inventory tracking equipment and specialized information systems.

     We have a former distribution center for which we are liable for future rents. The lease on this facility expires in September 2005. We will continue to make every effort to sublease this facility. The lease on our Chicago distribution center expires in June 2005. We are making an effort to find a tenant to sublease the facility when we vacate it later this year to move to our new facility in Joliet; however, if we are unable to locate a suitable tenant, we would have to record a charge for our future obligations under this lease of approximately $1.0 million.

     For more information on financing of our distribution centers, see "Management's Discussion and Analysis - Funding Requirements" on page 19. For more information on our liability for future rents and related costs, see "Management's Discussion and Analysis - Inflation and Other Economic Factors" on page 23.

Item 3.  LEGAL PROCEEDINGS

     From time to time, we are defendants in ordinary, routine litigation and proceedings incidental to our business, including allegations regarding:

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

     We do not believe that any of these matters will individually, or in the aggregate, have a material adverse affect on our business or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our 2003 fiscal year.
                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our common stock has been traded on The Nasdaq Stock Market(R) under the symbol "DLTR" since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

                                                              High           Low
    Fiscal year ended February 1, 2003:
     First Quarter........................................  $ 38.62      $  28.65
     Second Quarter.......................................    41.00         26.26
     Third Quarter........................................    31.00         19.08
     Fourth Quarter.......................................    30.59         21.22

   Fiscal year ended January 31, 2004:
     First Quarter........................................  $ 22.39      $  17.40
     Second Quarter.......................................    33.81         20.13
     Third Quarter........................................    39.75         32.51
     Fourth Quarter.......................................    38.74         27.36

     On April 5, 2004, the last reported sale price for our common stock, as quoted by Nasdaq, was $31.18 per share. As of April 5, 2004, we had approximately 605 shareholders of record.

     The following chart presents our repurchase activity for the fourth quarter of 2003.

                    ISSUER PURCHASES OF EQUITY SECURITIES(1)

                                                                                                     Approximate
                                                                                                    dollar value
                                                                               Total number        of shares that
                                                                                 of shares           may yet be
                                                                               purchased as        purchased under
                                              Total number      Average      part of publicly       the plans or
                                               of shares      price paid      announced plans         programs
  Period                                       purchased       per share        or programs        (in thousands)
  ------                                     -------------   -------------  -------------------  ------------------

November 2 to November 29, 2003..............           --      $     --                   --        $    200,000
November 30, 2003 to January 3, 2004.........      890,400      $  29.52              890,400        $    173,700
January 4 to January 31, 2004................      395,000      $  31.31              395,000        $    161,300
                                                 ---------                          ---------
   Total.....................................    1,285,400      $  30.07            1,285,400        $    161,300
                                                 =========                          =========


     (1)  In November 2002, our Board of Directors authorized the repurchase of up to $200 million of our common stock.

     We anticipate that substantially all of our income in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. Management does not anticipate paying dividends on our common stock in the foreseeable future. In addition, our credit facilities contain financial covenants that restrict our ability to pay cash dividends.

Item 6.  SELECTED FINANCIAL DATA
         (Amounts in thousands, except per share data, number of stores data and net sales per selling square foot data)

     The following table presents a summary of our selected financial data for the fiscal year ended January 31, 2004 and the calendar years ended December 31, 2002, 2001, 2000 and 1999. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent auditors. This information should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report. As required by pooling-of-interests accounting, the financial information and operating data of Dollar Tree and our past merger partners, Dollar Express, Only $One and 98 Cent Clearance Center, have been combined and restated as of the beginning of the earliest period presented.

     For 2000, operating income was reduced by $4,366, and net income was reduced by $3,134 for charges related to the Dollar Express merger. For 1999, operating income was reduced by $1,050, and net income was reduced by $792, for charges related to the Only $One merger.

     Dollar Express and Only $One were treated as S corporations for federal and state income tax purposes through February 4, 1999 and June 29, 1999, respectively. As a result, their income was taxable to their shareholders through those dates. Accordingly, our pro forma net income available to common shareholders and the related per share data reflects the pro forma increase in our C corporation federal and state income tax expense, which would have occurred had these companies been taxed as C corporations for the entire periods presented. Pro forma C corporation income taxes were $505 in 1999.

     In our merger with Dollar Express in May 2000, the outstanding preferred stock of Dollar Express was converted to common stock. Pro forma diluted net income per common share would have been $0.96 for the year ended December 31, 1999 if the conversion of preferred stock had taken place on February 5, 1999, the date when the preferred stock was originally issued. This calculation gives effect to an adjustment that increases net income available to common shareholders by $7,409 to eliminate the charge for accrued preferred stock dividends and accretion of preferred stock and warrants for the year ended December 31, 1999. In addition, if the conversion had taken place on February 5, 1999, the weighted average number of common shares and dilutive potential common shares outstanding would have increased by 2,795,000 shares for the year ended December 31, 1999.

     In 1999, store-level cash operating income margin excludes stores acquired through our merger in 2000, because store-level data for the acquired stores was not available. A reconciliation of store-level cash operating income margin to operating income margin is presented in "Profitable Stores with Strong Cash Flow" on page 6.


     Comparable store net sales compare net sales for stores open throughout each of the two periods being compared, including expanded stores. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.


                                                   Year Ended                        Year Ended December 31,
                                                   January 31,        -----------------------------------------------------
                                                      2004               2002           2001          2000          1999
                                                      ----               ----           ----          ----          ----
Income Statement Data:
Net sales......................................     $2,799,872        $2,329,188    $1,987,271     $1,688,105   $1,351,820
Gross profit...................................      1,012,820           847,956       715,957        623,589      497,253
Selling, general and administrative
   expenses....................................        719,223           594,035       512,092        420,553      321,657
Operating income...............................        293,597           253,921       203,865        203,036      175,596
Net income.....................................        177,583           154,647       123,081        121,622      106,577
Net income available to common
   shareholders................................        177,583           154,647       123,081        120,209       99,550
Pro forma net income available to
   common shareholders.........................        177,583           154,647       123,081        120,209       99,045


Margin Data (as a percentage of net sales):
Gross profit...................................           36.2%             36.4%         36.0%          36.9%        36.8%
Selling, general and administrative
   expenses....................................           25.7%             25.5%         25.7%          24.9%        23.8%
Operating income...............................           10.5%             10.9%         10.3%          12.0%        13.0%
Net income.....................................            6.3%              6.6%          6.2%           7.2%         7.9%
Net income available to common
   shareholders................................            6.3%              6.6%          6.2%           7.1%         7.4%
Pro forma net income available to
   common shareholders.........................            6.3%              6.6%          6.2%           7.1%         7.3%

Per Share Data:
Diluted net income available to
   common shareholders.........................     $     1.54        $     1.35    $     1.09     $     1.08   $     0.92
Diluted net income per
   common share percent change.................           14.1%             23.9%          0.9%          17.4%        21.1%
Pro forma diluted net income per
   common share................................     $     1.54        $     1.35    $     1.09     $     1.08   $     0.92
Pro forma diluted net income per
   common share annual growth..................           14.1%             23.9%          0.9%          17.4%        29.6%



                                                       As of                        As of December 31,
                                                    January 31,        ----------------------------------------------------
                                                      2004                2002          2001           2000         1999
                                                      ----                ----          ----           ----         ----

Balance Sheet Data:
Cash and short-term investments................   $    168,685       $   335,972    $  236,653     $  181,166    $  181,587
Working capital................................        457,467           509,629       360,757        303,209       226,707
Total assets...................................      1,480,306         1,116,377       902,048        746,859       611,233
Total debt.....................................        185,151            54,429        62,371         71,730       108,773
Mandatorily redeemable preferred
   stock.......................................             --                --            --             --        35,171
Shareholders' equity...........................      1,014,522           855,404       651,736        518,658       316,238





                                                  Year Ended                            Year Ended December 31,
                                                   January 31,      -----------------------------------------------------
                                                      2004            2002           2001           2000          1999
                                                      ----            ----           ----           ----          ----
Selected Operating Data:
Number of stores open at
   end of period...............................        2,513            2,263        1,975           1,729        1,507
Gross square footage at end of period..........       21,416           16,527       12,791           9,832        7,638
Selling square footage at end of period........       16,878           13,042       10,129           7,818        6,113
Selling square footage annual growth...........         27.5%            28.8%        29.6%           27.9%        25.6%
Net sales annual growth........................         18.7%            17.2%        17.7%           24.9%        26.9%
Comparable store net sales increase............          2.9%             1.0%         0.1%            5.7%         5.0%
Net sales per selling square foot..............      $   180          $   199      $   217         $   238      $   245
Net sales per store............................      $ 1,134          $ 1,083      $ 1,043         $ 1,014      $   939






                                                  Year Ended                         Year Ended December 31,
                                                   January 31,      -----------------------------------------------------
                                                      2004            2002           2001          2000          1999
                                                      ----            ----           ----          ----          ----

Selected Financial Ratios:
Return on assets...............................       13.7%          15.3%          14.9%          17.9%         20.3%
Return on equity...............................       19.0%          20.5%          21.0%          29.1%         36.8%
Store-level cash operating income margin.......       22.3%          22.4%          23.0%          24.0%         24.2%
Inventory turns................................        3.7            4.5            4.6            4.7           4.9


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management's Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

     o what factors affect our business;

     o what our earnings and costs were in 2003 and 2002;

     o why those earnings and costs were different from the year before;

     o how all of this affects our overall financial condition;

     o what our expenditures for capital projects were in 2003 and what we expect them to be in 2004; and

     o where funds will come from to pay for future expenditures.

     As you read Management's Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal year ended January 31, 2004, the one-month period ended February 1, 2003, and the calendar years ended December 31, 2002 and 2001. In Management's Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for the fiscal year 2003 compared to the comparable fiscal year 2002, the one-month period ended February 1, 2003 compared to the one-month period ended January 31, 2002 and the calendar year 2002 compared to calendar year 2001.

Key Events and Recent Developments
     Several key events have had or are expected to have a significant effect on our results of operations. You should keep in mind that:

    o In March 2004, we entered into a five-year $450.0 million Revolving Credit Facility. We used availability under this facility to repay the $142.6 million of variable rate debt related to our variable interest entity. This facility also replaced the $150.0 million Revolving Credit Facility.

    o In January 2004, we completed construction on our Ridgefield, Washington distribution center, which is a 665,000 square foot facility that can be expanded in the future to accommodate our growth needs. We began shipping merchandise from this distribution center in February 2004.

    o In June 2003, we completed our acquisition of Greenbacks, Inc., based in Salt Lake City, Utah. Greenbacks operated 100 stores in 10 western states and an expandable 252,000 square foot distribution center in Salt Lake City. We accounted for this acquisition under the purchase method of accounting and as a result, Greenbacks is included in our results since the date of acquisition, June 29, 2003.

    o In May 2003, we began construction on a new distribution center in Joliet, Illinois. The Joliet distribution center will be a fully automated 1.2 million square foot facility and will replace our existing Chicago distribution center. It is scheduled to open by mid-year 2004.

    o In February 2003, we opened a new 603,000 square foot automated distribution center in Marietta, Oklahoma.

    o In January 2003, we changed our fiscal year from a calendar year to a retail fiscal year ending on the Saturday closest to January 31. Our first fiscal year reported is fiscal 2003. Fiscal 2003 is the period beginning February 2, 2003 and ending January 31, 2004.

Overview
     Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second, sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we compare only those stores that are open throughout both of the periods being compared. We include sales from stores expanded during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. In fiscal 2003, we increased our selling square footage by 27.5%. Of this 3.6 million selling square foot increase, approximately 0.9 million was added by expanding existing stores. In fiscal 2004, we plan to increase our selling square footage by approximately 20%.

     Most retailers have the ability to increase their merchandise prices or alter the mix of their merchandise to favor higher-priced items in order to increase their comparable store net sales. As a fixed-price point retailer, we do not have the ability to raise our prices. Generally, our comparable store net sales will increase only if we sell more merchandise.

     We expect the substantial majority of our future net sales growth to come from square footage growth resulting from new store openings and expansion of existing stores. We expect the average size of new stores opened in fiscal 2004 to be approximately 10,000 selling square feet per store. In fiscal 2004 and beyond, we plan to predominantly open stores that are approximately 10,000 to 15,000 selling square feet. We believe this size range allows us to achieve our objectives in the markets in which we plan to expand. Larger stores take longer to negotiate, build out and open and generally have lower net sales per square foot than our smaller stores. While our newer, larger stores have lower sales per square foot than older, smaller stores, they generate higher sales and operating income per store and create an improved shopping environment that invites customers to shop longer and buy more. When our larger stores become the majority of our store base, which we expect to occur by the end of 2005, we believe our net sales per square foot will begin to rise.

     Our plans for fiscal 2004 operations anticipate comparable store net sales increases of slightly positive to 3%, net sales in the $3.2 to $3.3 billion range and earnings increases of at least 14%. We continue to expect annual gross margin, as a percentage of net sales, to be between 36.0% and 36.5%. We also expect to experience pressure on our gross profit margins in future years as we refine our merchandise mix to include a higher proportion of consumable merchandise, which typically carries a lower gross profit margin, open larger stores and continue to absorb higher costs.

     We must control our merchandise costs, inventory levels and our general and administrative expenses. Increases in these expenses could negatively impact our operating results because we cannot pass on increased expenses to our customers by increasing our merchandise price above the $1.00 price point.

     We plan to continue to improve operating expenses, other than depreciation, as a percentage of net sales; however, we expect our depreciation expense to increase by more than 20 basis points in 2004 compared to 2003. As a result, we believe that maintaining our operating margin in 2004 will be a challenge. Depreciation expense is expected to increase as a result of our continued investments in opening larger stores and in technology assets, such as point-of-sale systems, particularly as we convert existing stores to point-of-sale. As these assets become fully depreciated, we expect a decrease in our depreciation expense, as a percentage of net sales, beginning in 2006.

     We expect a shift in the seasonality of our earnings in 2004. Compared to 2003, we expect a smaller portion of our total annual earnings to be realized in the first quarter of 2004 while we believe a larger portion will be realized in the fourth quarter of 2004. This shift is primarily due to the nine-day shorter Easter selling season and two additional selling days between Thanksgiving and Christmas in 2004 compared to 2003.


Results of Operations
     The following table expresses items from our statements of operations, as a percentage of net sales:

                                                     Year          Month    Year        Month
                                                     Ended         Ended    Ended       Ended        Year ended
                                                  January 31,         February 1,     January 31    December 31,
                                                  -----------     -----------------   ----------   -------------
                                                     2004          2003       2003      2002      2002      2001
                                                     ----          ----       ----      ----      ----      ----


     Net sales....................................   100.0%        100.0%     100.0%     100.0%   100.0%    100.0%
     Cost of sales................................    63.8          70.9       63.8       69.3     63.6      64.0
                                                     -----         -----      -----     ------    -----     -----

           Gross profit...........................    36.2          29.1       36.2       30.7     36.4      36.0
     Selling, general and administrative
        expenses..................................    25.7          34.3       25.7       32.1     25.5      25.7
                                                     -----         -----      -----     ------    -----     -----

           Operating income (loss)................    10.5          (5.2)      10.5       (1.4)    10.9      10.3

     Interest income..............................     0.1           0.2        0.1        0.4      0.2       0.2
     Interest expense.............................    (0.3)         (0.5)      (0.2)      (0.3)    (0.2)     (0.3)
     Changes in fair value of non-hedging
        interest rate swaps.......................      --           0.2         --         --     (0.1)     (0.1)
                                                     -----         -----      -----     ------    -----     -----

           Income (loss) before income taxes......    10.3          (5.3)      10.4       (1.3)    10.8      10.1
     Provision for income taxes...................    (4.0)          2.0       (4.0)       0.5     (4.2)     (3.9)
                                                     -----         -----      -----     ------    -----     -----

           Net income (loss) before cumulative
             effect of a change in accounting
             principle............................     6.3          (3.3)       6.4       (0.8)     6.6       6.2

     Cumulative effect of a change, in
        accounting principle, net of tax
        benefit...................................      --          (3.3)      (0.2)        --       --        --
                                                     -----         -----      -----     ------    -----     -----

           Net income (loss)......................     6.3%         (6.6)%      6.2%      (0.8)%    6.6%      6.2%
                                                     =====         =====      =====     ======    =====     =====



Fiscal year ended January 31, 2004 compared to fiscal year ended February 1,
2003
     The following table is presented to compare statements of operations amounts for the fiscal year ended January 31, 2004 to the fiscal year ended
February 1, 2003. Amounts for the fiscal year ended February 1, 2003 are not included in the Consolidated Statements of Operations on page 28.

                                                                 Year ended
                                                                 ----------
                                                        January 31,           February 1,
                                                           2004                 2003
                                                        ----------            ---------
                                                               (in thousands)

     Net sales....................................  $   2,799,872        $   2,357,836
     Cost of sales................................      1,787,052            1,503,612
                                                      -----------          -----------

           Gross profit...........................      1,012,820              854,224
     Selling, general and administrative
        expenses..................................        719,223              606,836
                                                      -----------          -----------

           Operating income.......................        293,597              247,388

     Interest income..............................          2,648                3,445
     Interest expense.............................         (8,382)              (4,812)
     Changes in fair value of non-hedging
        interest rate swaps.......................            889               (1,297)
                                                      -----------          -----------

           Income before income taxes.............        288,752              244,724
     Provision for income taxes...................        111,169               94,220
                                                      -----------          -----------

           Income before cumulative
             effect of a change in accounting
             principle............................        177,583              150,504

     Cumulative effect of a change in
        accounting principle, net of tax
        benefit...................................             --               (5,285)
                                                      -----------          -----------

           Net income.............................  $     177,583        $     145,219
                                                      ===========          ===========

     Net Sales. Net sales increased 18.7% in 2003 compared to 2002. We attribute this $442.0 million increase in net sales primarily to new and acquired stores in 2003 and 2002 which are not included in our comparable store net sales calculation and to a comparable store net sales increase of 2.9% in 2003. Comparable store net sales are positively affected by our expanded and relocated stores which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores. Our comparable store net sales increase was due to our expanded and relocated stores. Net sales in our larger, newer stores, particularly the 10,000 to 15,000 square foot stores, have been stronger than those in our smaller, older stores.

     The following table summarizes the components of the changes in our store size and count for fiscal years ended January 31, 2004 and February 1, 2003.

Fiscal years ended                  January 31, 2004        February 1, 2003
                                    ----------------        ----------------

New stores                                183                      314
Acquired stores (Greenbacks)              100                        0
Expanded or relocated stores              124                      110
Closed stores                             (42)                     (36)

Of the 3.6 million selling square foot increase in 2003, approximately 0.9 million selling square feet was added by expanding existing stores.

     Gross Profit. Gross profit margin was 36.2% in 2003 and 2002. An approximate 20 basis point decrease in markdowns was offset by an approximate 20 basis point increase in occupancy costs. Our improved markdowns are primarily due to better seasonal sell-through, use of point-of-sale data to better manage the buying process and better allocate merchandise across store classes through use of our supply chain systems. Our increase in occupancy costs was primarily attributed to the loss of leverage as a result of two fewer selling days in 2003 compared to 2002 and increased occupancy rates in our smaller stores which generally experience lower comparable store net sales. In addition, during 2003, gross profit margin was affected by approximately $3.8 million of additional non-cash depreciation expense in cost of sales associated with the adoption of FASB Interpretation 46 Consolidation of Variable Interest Entities. By adopting FIN 46, four of our distribution centers, previously accounted for as operating leases, were consolidated in our financial statements effective January 1, 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, remained unchanged at 25.7% in 2003. Increased depreciation expense of approximately 50 basis points was primarily offset by a decrease of approximately 40 basis points in payroll-related and store operating expenses. The increase in depreciation expense was associated with our larger new and expanded stores and the continued installation of our point-of-sale systems and other technology assets. Continued improvements in store-level labor productivity and store supply expenses were the primary drivers to our lower payroll-related and store operating expenses, as a percentage of net sales.

     Operating Income. Due to the reasons discussed above, operating income margin was consistent at 10.5% for 2003 and 2002.

     Interest Income and Expense. Interest income, as a percentage of net sales, was consistent at 0.1% in 2003 and 2002. Interest expense increased $3.6 million primarily due to the consolidation of our variable interest entity effective January 1, 2003.

     Income Taxes.  Our effective tax rate was 38.5% in 2003 and 2002.


Month Ended February 1, 2003 Compared to Month Ended January 31, 2002
    The following table is presented to compare statements of operations amounts for the fiscal month ended February 1, 2003 to the fiscal month ended
January 31, 2002. Amounts for the fiscal month ended January 31, 2002 are not included in the Consolidated Statements of Operations on page 28.

                                                                 Month ended
                                                                 -----------
                                                         February 1,          January 31,
                                                           2003                  2002
                                                           ----                  ----
                                                                (in thousands)

     Net sales.....................................  $    160,789         $    132,141
     Cost of sales.................................       113,980               91,600
                                                      -----------          -----------

           Gross profit............................        46,809               40,541
     Selling, general and administrative
        expenses...................................        55,237               42,436
                                                      -----------          -----------

           Operating loss..........................        (8,428)              (1,895)

     Interest income...............................           389                  470
     Interest expense..............................          (719)                (427)
     Changes in fair value of non-hedging
        interest rate swaps........................           239                   68
                                                      -----------          -----------

           Loss before income taxes................        (8,519)              (1,784)
     Provision for income taxes....................        (3,279)                (687)
                                                      -----------          -----------

           Loss before cumulative
             effect of a change in accounting
             principle.............................        (5,240)              (1,097)

     Cumulative effect of a change in
        accounting principle, net of tax
        benefit....................................        (5,285)                  --
                                                      -----------          -----------

           Net loss................................  $    (10,525)        $     (1,097)
                                                      ===========          ===========

     Net Sales. Net sales for the month ended February 1, 2003 increased 21.7% compared to the month ended January 31, 2002. This increase was primarily due to increased sales in our new and expanded stores and one additional selling day in the month ended February 1, 2003 compared to the month ended January 31, 2002. These increases were slightly offset by a 5.1% decrease in comparable store net sales.

     Gross Profit. Gross profit margin decreased 160 basis points in the month ended February 1, 2003 compared to the month ended January 31, 2002, primarily due to a change in our merchandise mix toward lower margin merchandise.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, increased 2.3% primarily as a result of a 100 basis point increase in payroll-related costs and a 40 basis point increase in depreciation costs.

     Cumulative Effect of a Change in Accounting Principle. The cumulative effect of a change in accounting principle represents, net of tax, the effect of consolidation of our variable interest entity in accordance with the implementation of FIN 46 effective January 1, 2003. The variable interest entity holds the assets and related debt of four of our distribution centers.

Calendar Year 2002 Compared to Calendar Year 2001
     Net Sales. Net sales increased 17.2% in 2002 compared to 2001. We attribute this $341.9 million increase in net sales primarily to our new stores opened in 2002 and 2001 which are not included in our comparable store net sales increase, and to a comparable store net sales increase of 1.0% in 2002. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

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

     Gross Profit. Gross profit margin increased to 36.4% in 2002 compared to 36.0% in 2001. This increase in gross profit margin in 2002 was primarily due to a 50 basis point improvement in inventory shrink. This improvement is primarily attributed to lower shrink in our Dollar Express stores and our Philadelphia distribution network and adjustments to our distribution center shrink in connection with our supply chain management system implementation. In addition, merchandise costs increased 50 basis points, but this increase was offset by a 50 basis point improvement in freight costs. The increase in our merchandise costs resulted from a change in our merchandise mix toward lower margin merchandise as we increased the sales of these items in our newer, larger stores. Negotiation of favorable import and domestic freight rates coupled with better management of routing of our merchandise shipments during 2002 compared to 2001 led to the improvements in our freight costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 25.5% compared to 25.7% in 2001. This decrease is primarily the result of savings achieved from our implementation of various expense-management initiatives, particularly with regard to payroll-related expenses, partially offset by an increase in depreciation and amortization expense. Our payroll-related expenses decreased 60 basis points in 2002 compared to 2001, while our depreciation and amortization increased 30 basis points for the same period. The increase in depreciation expense resulted primarily from increased depreciation costs associated with our square footage growth and increased depreciation costs resulting from the continued rollout of our point-of-sale systems. In addition, effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. We recorded approximately $2.0 million of goodwill amortization in 2001.

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

     Income Taxes.  Our effective tax rate was 38.5% in 2002 and 2001.

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

     The following table compares cash-related information for the years ended January 31, 2004, December 31, 2002 and 2001:

                                          Year Ended   Year Ended December 31,
                                          January 31,  -----------------------
                                             2004         2002        2001
                                             ----         ----        ----
                                                    (in millions)
Net cash provided by (used in):
     Operating activities...............  $ 234.3        $ 206.9      $ 178.7
     Investing activities...............   (267.4)        (173.8)      (121.5)
     Financing activities...............    (35.5)          22.5         (1.8)

     The $27.4 million increase in cash provided by operating activities in 2003 was due primarily to increased profitability before non-cash depreciation and amortization expense. Non-cash depreciation expense was primarily attributed to our square footage growth in 2003 and our continued installation of our point-of-sale systems and other technology assets. These increases were partially offset by the timing and volume of domestic merchandise receipts in January 2004 compared to December 2002. Our outstanding payable days were approximately 30 days in both periods.

     Cash used in investing activities is generally expended to open new stores and to expand or relocate existing stores. The $93.6 million increase in 2003 compared to 2002 was primarily due to the following:

    o  we acquired Greenbacks for approximately $100 million;

    o we internally financed the construction of our distribution centers in 2003; and

    o we increased the number of point-of-sale installations as well as invested in additional technology assets.

These increases were partially offset by $63.5 million in proceeds from net sales of our short-term investments.

     The $58.0 million increase in cash used in financing activities in fiscal year 2003 compared with calendar year 2002 was primarily the result of the following:

    o We paid approximately $38.0 million in the fourth quarter of 2003 to repurchase shares under a $200 million authorization granted by our Board of Directors in November 2002.

    o We received $10.3 million less cash pursuant to stock-based compensation plans in 2003 compared to 2002 because of a decrease in the amount of stock option exercises, which we believe resulted from the decreased stock price in 2003 compared to 2002.

     At January 31, 2004, our long-term borrowings were $167.6 million and our capital lease commitments were $20.3 million. We had $150.0 million available through a revolving credit facility. We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $67.0 million was committed to letters of credit issued for routine purchases of imported merchandise.

     In March 2004, we entered into a five-year $450.0 million Revolving Credit Facility. This facility bears interest at LIBOR, plus 0.475% spread. We used availability under this facility to repay $142.6 million of variable rate debt related to our variable interest entity and to invest in certain money market securities. As of April 1, 2004, we had $200.0 million available under this facility. This facility replaced the $150.0 million Revolving Credit Facility.

Funding Requirements
Overview
     In 2003, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $442,000. We expect our cash needs for opening new stores and expanding existing stores in fiscal 2004 to total approximately $178.0 million, which includes approximately $129.5 million for capital expenditures and $48.5 million for initial inventory and pre-opening costs. Our total planned capital expenditures for fiscal 2004 are approximately $199.0 million, including planned expenditures for new and expanded stores, new and relocated distribution centers and investments in technology. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and borrowings under our existing credit facilities, including the new facility entered into in March 2004. We believe that we will be able to obtain adequate funding to construct our new distribution centers.

     The following tables summarize our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments (in millions):


       Contractual Obligations            Total       2004       2005      2006       2007       2008       Thereafter
       -----------------------            -----       ----       ----      ----       ----       ----       ----------

Lease Financing
      Operating lease obligations           $801.0     $186.9    $169.7     $138.7     $107.1      $71.5          $127.1
      Capital lease obligations               20.3        6.8       8.0        5.3        0.1        0.1              --
      (primarily sale-leaseback)


Long-term Borrowings
      Variable interest entity               142.6         --        --      142.6         --         --              --
      Long-term debt(including                25.0       25.0        --         --         --         --              --
      current portion)

      Total obligations                     $988.9     $218.7    $177.7     $286.6     $107.2      $71.6          $127.1






                                               Expiring    Expiring    Expiring    Expiring    Expiring
             Commitments               Total   in 2004     in 2005     in 2006    in 2007      in 2008     Thereafter
             -----------               -----   -------     -------     -------    -------      -------     ----------

Unsecured revolving credit              $ --       $ --      $ --        $ --      $ --        $ --        $ --
  facility
Letters of credit and bonds            114.6      114.6        --          --        --          --          --
Freight contracts                       29.7        3.7       7.2        18.8        --          --          --
Technology assets                       24.1       24.1        --          --        --          --          --
Total commitments                     $168.4     $142.4      $7.2      $ 18.8      $ --        $ --        $ --


Lease Financing
     Operating Lease Obligations. Amounts presented are as of December 31, 2003 for leases signed prior to that date. In addition, amounts presented have been updated for new leases entered into during the month of January 2004. Our operating lease obligations are primarily for payments under noncancelable store leases. The commitment includes amounts for leases that were signed prior to January 31, 2004 for stores that were not yet open on January 31, 2004.

     Capital Lease Obligations (primarily sale-leaseback). In September 1999, we sold certain retail store leasehold improvements to an unrelated third party and leased them back for seven years. We have an option to repurchase the leasehold improvements in September 2004 and September 2006 at amounts approximating their fair market values at the time the option is exercised. The transaction is treated as a financing arrangement for financial accounting purposes. The total amount of the lease obligation is $23.4 million. We are required to make monthly lease payments of $438,000 in the first five years and $638,000 in the sixth and seventh years. As a result of the transaction, we received net cash of $20.9 million and an $8.1 million 11.0% note receivable, which matures in September 2006. The amount of the repurchase option under the lease will equal the amount outstanding under the note receivable in September 2006.

Long-Term Borrowings
     Variable Interest Entity. In March 2001, we entered into an operating lease, known as a synthetic lease, to finance the construction of several of our distribution centers. At December 31, 2002, approximately $154.5 million of the $165.0 million facility was committed to the Stockton, Savannah, Briar Creek and Marietta facilities. Because we accounted for this transaction as an operating lease prior to January 1, 2003, the related fixed assets and lease liabilities were not included in our balance sheets and payments under the lease were included in rent expense prior to this date.

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

     In March 2004, we repaid this debt with borrowings from the $450.0 million Revolving Credit Facility.

     For more information on the variable interest entity, see Notes 6 and 14 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

     Revenue Bond Financing. In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds. We borrowed the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi. At January 31, 2004, the balance outstanding on the bonds was $19.0 million. We begin repayment of the principal amount of the bonds in June 2006, with a portion maturing each June 1 until the final portion matures in June 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate, which was 1.12% at January 31, 2004. The bonds are secured by a $19.3 million letter of credit issued by one of our existing lending banks. The letter of credit is renewable annually. The letter of credit and reimbursement agreement requires that we maintain specified financial ratios and restricts our ability to pay cash dividends.

     Debt Securities. In April 1997, we issued $30.0 million of 7.29% unsecured senior notes, proceeds from which indirectly financed a portion of our Chesapeake distribution center and corporate headquarters. We pay interest on the notes semiannually on April 30 and October 30 each year and we have been paying principal in equal annual installments of $6.0 million since April 30, 2000. We will make the final payment on April 30, 2004. The note holders have the right to require us to prepay the notes in full without premium upon a change of control or upon specified asset dispositions or other transactions we may make. The note agreements prohibit specified mergers and consolidations in which our company is not the surviving company, require that we maintain specified financial ratios, require that the notes rank on par with other debt and limit the amount of debt we can incur. In the event of default or a prepayment at our option, we must pay a penalty to the note holder.

Commitments
     Unsecured Revolving Credit Facility. Effective May 30, 2003, we entered into a $150.0 million revolving credit facility. This facility bears interest at LIBOR, plus a spread. The revolving credit facility, among other things, requires the maintenance of certain distributions and prohibits the incurrence of certain new indebtedness. There was no amount outstanding on this facility at January 31, 2004.

     See a discussion of our new $450.0 million credit facility entered into in March 2004 in "Liquidity and Capital Resources" on page 18.

     Letters of Credit and Bonds. Effective March 12, 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $125.0 million for letters of credit, which are generally issued for the routine purchase of imported merchandise. Approximately $67.0 million was committed to letters of credit at January 31, 2004. We also have letters of credit or surety bonds outstanding for our revenue bond financing, our high-deductible insurance program and utility payments at our stores.

     Freight Contracts. We have contracted outbound freight services from various carriers with contracts expiring through January 2007. The total amount of these commitments is approximately $29.7 million.

     Technology Assets. We have commitments totaling approximately $24.1 million to purchase store technology assets for our stores during 2004.

Derivative Financial Instruments
     We are party to four interest rate swaps, which allow us to manage the risk associated with interest rate fluctuations on the demand revenue bonds and a portion of our variable rate, variable interest entity debt. The swaps are based on notional amounts of $19.0 million, $10.0 million, $5.0 million and $25.0 million. Under the $19.0 million, $10.0 million and $5.0 million agreements, as amended, we pay interest to the banks that provided the swaps at a fixed rate. In exchange, the financial institution pays us at variable-interest rates, which are similar to the rates on the demand revenue bonds and our variable-rate operating leases. The variable-interest rates on the interest rate swaps are set monthly. No payments are made by either party under the swaps for monthly periods with an established interest rate greater than a predetermined rate (the knock-out rate). The swaps may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates.

     The $25.0 million interest rate swap agreement is used to manage the risk associated with interest rate fluctuations on a portion of our variable interest entity debt. Under this agreement, we pay interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays us at a variable-interest rate, which approximates the floating rate on the debt, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. The swap is effective through March 2006, but it may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates.

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

     In March 2004, we repaid the variable interest entity debt with borrowings from our $450.0 million Revolving Credit Facility. The $25.0 million, $10.0 million and $5.0 million interest rate swaps designated to the variable interest rate debt were redesignated to our borrowings under the $450.0 million Revolving Credit Facility. This redesignation does not effect the accounting method used for the individual interest rate swaps.

     For more information on the interest rate swaps, see "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" on page 24.

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

     Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. The majority of our counts are taken between January and May of each year; therefore, the shrink accrual recorded at January 31, 2004 is based on estimated shrink for most of 2003, including the fourth quarter. We have not experienced significant fluctuations in historical shrink rates in our Dollar Tree stores. However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition, as was experienced in the former Dollar Express distribution facilities and stores in 2001. We periodically adjust our shrink estimates to address these factors as they become apparent.

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

Income Taxes
     On a quarterly basis, we estimate our required tax liability and assess the recoverability of our deferred tax assets. Our taxes payable are estimated based on enacted tax rates, including estimated tax rates in states where our store base is growing applied to the income expected to be taxed currently. Management assesses the realizability of our deferred tax assets based on the availability of carrybacks of future deductible amounts and management's projections for future taxable income. We cannot guarantee that we will generate income in future years. Historically, we have not experienced significant differences in our estimates of our tax accrual.

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

    o  changes in our merchandise mix; and

    o  competition.

     Our highest sales periods are the Christmas and Easter seasons. Easter was observed on March 31, 2002, April 20, 2003 and will be observed on April 11, 2004. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter. In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store staff. Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems.

     Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 13 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Inflation and Other Economic Factors
     Our ability to provide quality merchandise at a fixed price and on a profitable basis may be subject to economic factors and influences that we cannot control. National or international events, including war or terrorism, could lead to disruptions in economies in the United States or in foreign countries where we purchase much of our merchandise. These and other factors could increase our merchandise costs and other costs that are critical to our operations, such as shipping and wage rates. Consumer spending could also decline because of economic pressures.

     Shipping Costs. In the past, we have experienced annual increases of as much as 33% in our trans-Pacific shipping rates due primarily to rate increases imposed by the trans-Pacific shipping cartel. Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs. As a result, our trans-Pacific shipping costs in fiscal 2004 may increase by $5.0 million or more compared with fiscal 2003 when we renegotiate our import shipping rates effective May 2004. We can give no assurances as to the amount of the increase, as we are in the early stages of our negotiations.

     Because of rising fuel costs in 2004, we could experience increases in mileage costs as charged by our domestic contract carriers compared with past years. However, we do not expect these increases, if any, to have a material effect on our results of operations, in part, because the opening of two new distribution centers in 2004 is expected to reduce the average distance between our distribution centers and the stores that they service.

     Minimum Wage. Although our average hourly wage rate is significantly higher than the federal minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs. In prior years, proposals increasing the federal minimum wage by $1.00 per hour have narrowly failed to pass both houses of Congress. However, if the federal minimum wage were to increase by $1.00 per hour, we believe that our annual payroll expenses would increase by approximately 40 basis points, unless we realize offsetting cost reductions.

     Leases for Replaced Distribution Centers. We are liable for rent and pass-through costs under a lease for a now-closed distribution center whose lease expires in September 2005. We have recorded charges for these future obligations considering current market conditions and probable sublease income and do not anticipate recording additional charges under this lease. The lease on our Chicago distribution center expires in June 2005. We are making an effort to find a tenant to sublease the facility when we vacate it later this year to move to our new facility in Joliet; however, if we are unable to locate a suitable tenant, we would have to record a charge for our future obligations under this lease of approximately $1.0 million.

     Unless offsetting cost savings are realized, adverse economic factors, including inflation in operating costs, could harm our financial condition and results of operations.

Potential Future Accounting Pronouncements
     In March 2004, the Financial Accounting Standards Board issued an exposure draft addressing the accounting for stock-based compensation. A final standard is expected by the end of 2004. Proposed changes to the existing rules require companies to recognize compensation expense for stock option grants. When the new rules are enacted, we expect our results of operations to be materially adversely affected; however, our cash flow and the underlying economics of our financial condition are not expected to be materially affected. We will continue to monitor the development of the new standard and review our stock-based compensation plans accordingly.

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

Interest Rate Risk
     We have financial instruments that are subject to interest rate risk, consisting of debt and lease obligations issued at variable and fixed rates. Based on amounts outstanding on our fixed rate debt obligations at January 31, 2004, we do not consider our exposure to interest rate risk to be material.

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

     To meet this objective, we entered into derivative instruments in the form of interest rate swaps to manage fluctuations in cash flows resulting from changes in the variable-interest rates on the obligations. The interest rate swaps reduce the interest rate exposure on these variable-rate obligations. Under the interest rate swap, we pay the bank at a fixed-rate and receive variable-interest at a rate approximating the variable-rate on the obligation, thereby creating the economic equivalent of a fixed-rate obligation. Under the $19.0 million, $10.0 million and $5.0 million interest rate swaps, no payments are made by parties under the swaps for monthly periods in which the variable-interest rate is greater than the predetermined knock-out rate.

     The following table summarizes the financial terms of our interest rate swap agreements and the fair value of each interest rate swap at January 31, 2004:


        Hedging           Receive           Pay      Knock-out                         Fair
      Instrument          Variable         Fixed       Rate          Expiration        Value
      ----------          --------         -----       ----          ----------        -----


     $19.0 million         LIBOR           4.88%       7.75%           4/1/09      ($1.7 million)
  interest rate swap

     $10.0 million         LIBOR           6.45%       7.41%           6/2/04      ($0.2 million)
  interest rate swap

     $5.0 million          LIBOR           5.83%       7.41%           6/2/04      ($0.1 million)
  interest rate swap

     $25.0 million         LIBOR           5.43%        N/A           3/12/06      ($1.8 million)
  interest rate swap


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements              Page
                                                                           ----

Independent Auditors' Report............................................    26

Consolidated Balance Sheets as of January 31, 2004, February 1, 2003
    and December 31, 2002...............................................    27

Consolidated Statements of Operations for the year ended January 31,
    2004, the month ended February 1, 2003 and the years ended
    December 31, 2002 and 2001 .........................................    28

Consolidated Statements of Shareholders' Equity and Comprehensive
    Income (Loss)for the year ended January 31, 2004, the month ended
    February 1, 2003 and the years ended December 31, 2002 and 2001.....    29

Consolidated Statements of Cash Flows for the year ended January 31,
    2004 and the month ended February 1, 2003
    and the years ended December 31, 2002 and 2001......................    30

Notes to Consolidated Financial Statements..............................    32

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Shareholders
Dollar Tree Stores, Inc.:


     We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of January 31, 2004, February 1, 2003 and December 31, 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year ended January 31, 2004, the one-month period ended February 1, 2003 and for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree Stores, Inc. and subsidiaries as of January 31, 2004, February 1, 2003 and December 31, 2002, and the results of their operations and their cash flows for the year ended January 31, 2004, the one-month period ended February 1, 2003 and for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as well as Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as described in Note 1.

     Effective January 1, 2003, the Company implemented the provisions of Financial Accounting Standards Board Interpretation 46, Consolidation of Variable Interest Entities, as described in Note 6.




/s/ KPMG LLP



Norfolk, Virginia
February 23, 2004



                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                      January 31,        February 1,     December 31,
                                                                         2004               2003            2002
                                                                         ----               ----            ----
                                                                             (In thousands, except share data)
                                   ASSETS
Current assets:
     Cash and cash equivalents....................................   $   168,685       $   237,302     $   292,192
     Short-term investments.......................................            --            63,525          43,780
     Merchandise inventories......................................       525,643           438,439         357,665
     Deferred tax asset (Note 4)..................................        11,716            14,333          10,409
     Prepaid expenses and other current assets....................        16,525            15,783          12,094
                                                                       ---------         ---------       ---------

         Total current assets.....................................       722,569           769,382         716,140

Property and equipment, net (Notes 5, 6, 7 and 8).................       613,214           477,947         344,322
Intangibles, net (Notes 2 and 7)..................................       123,738            41,351          41,418
Other assets, net (Notes 3 and 6).................................        20,785            15,559          14,497
                                                                       ---------         ---------       ---------

         TOTAL ASSETS.............................................   $ 1,480,306       $ 1,304,239     $ 1,116,377
                                                                       =========         =========       =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt (Note 8)...................   $    25,000       $    25,000     $    25,000
     Current installments of obligations under capital
       leases (Note 7)............................................         5,324             5,811           5,782
     Accounts payable.............................................       114,972           137,668          59,451
     Other current liabilities (Note 7)...........................        82,771            75,033          88,237
     Income taxes payable.........................................        37,035            23,548          28,041
                                                                       ---------         ---------       ---------

         Total current liabilities................................       265,102           267,060         206,511

Long-term debt, excluding current portion (Notes 6 and 8).........       142,568           146,628           6,000
Obligations under capital leases, excluding
   current installments (Note 7)..................................        12,259            17,283          17,647
Deferred tax liability (Note 4)...................................        29,717            11,685           9,899
Other liabilities (Notes 9 and 11)................................        16,138            15,764          20,916
                                                                       ---------         ---------       ---------

         Total liabilities........................................       465,784           458,420         260,973
                                                                       ---------         ---------       ---------

Shareholders' equity (Notes 9, 10 and 12):
     Common stock, par value $0.01. 300,000,000 shares authorized,
       114,083,768 shares issued and outstanding at January 31,
       2004; 114,231,314 shares issued and outstanding at
       February 1, 2003; and 114,186,569 shares issued and
       outstanding at December 31, 2002...........................         1,141             1,142           1,142
     Additional paid-in capital...................................       208,870           218,106         217,267
     Accumulated other comprehensive loss.........................          (970)           (1,277)         (1,373)
     Unearned compensation........................................           (62)             (112)           (117)
     Retained earnings............................................       805,543           627,960         638,485
                                                                      ----------         ---------       ---------

         Total shareholders' equity...............................     1,014,522           845,819         855,404

Commitments and contingencies
     (Notes 5, 6, 8, 9, 11 and 12)................................            --                --              --
                                                                      ----------         ---------       ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................   $ 1,480,306       $ 1,304,239     $ 1,116,377
                                                                       =========         =========       =========


          See accompanying Notes to Consolidated Financial Statements.




                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended       Month Ended             Year Ended
                                                      January 31,       February 1,            December 31,
                                                                                         --------------------
                                                         2004             2003           2002            2001
                                                         ----             ----           ----            ----
                                                                   (In thousands, except per share data)

Net sales.........................................   $  2,799,872     $  160,789   $  2,329,188      $  1,987,271
Cost of sales (Note 6)............................      1,787,052        113,980      1,481,232         1,271,314
                                                        ---------      ---------      ---------         ---------

         Gross profit ............................      1,012,820         46,809        847,956           715,957

Selling, general and administrative
  expenses (Notes 6 and 11).......................        719,223         55,237        594,035           512,092
                                                        ---------      ---------      ---------         ---------

         Operating income (loss)..................        293,597         (8,428)       253,921           203,865

Interest income...................................          2,648            389          3,526             3,573
Interest expense .................................         (8,382)          (719)        (4,519)           (5,464)
Changes in fair value of non-hedging
  interest rate swaps (Note 9)....................            889            239         (1,469)           (1,723)
                                                        ---------      ---------      ---------         ---------

         Income (loss) before income taxes........        288,752         (8,519)       251,459           200,251

Provision for income taxes (Note 4)...............        111,169         (3,279)        96,812            77,170
                                                        ---------      ---------      ---------         ---------

         Income (loss) before cumulative
           effect of a change in accounting
           principle..............................        177,583         (5,240)       154,647           123,081

Cumulative effect of a change in
   accounting principle, net of tax
   benefit of $3,309 (Note 6).....................             --         (5,285)            --                --
                                                        ---------      ---------      ---------         ---------

         Net income (loss)........................   $    177,583     $  (10,525)  $    154,647      $    123,081
                                                        =========      =========      =========         =========

Basic net income (loss) per share (Note 10):
   Income (loss) before cumulative
       effect of a change in accounting
       principle..................................   $       1.55     $    (0.05)  $       1.36      $       1.10

   Cumulative effect of a change in
      accounting principle........................             --          (0.04)            --                --
                                                        ---------      ---------      ---------         ---------

     Net income (loss)............................   $       1.55     $    (0.09)  $       1.36      $       1.10
                                                        =========      =========      =========         =========

Diluted net income (loss) per share (Note 10):
  Income (loss) before cumulative effect
       of a change in accounting
       principle..................................   $       1.54     $    (0.05)  $      1.35       $       1.09
   Cumulative effect of a change in
       accounting principle.......................             --          (0.04)            --                --
                                                        ---------      ---------      ---------         ---------

Net income (loss).................................   $       1.54     $    (0.09)  $       1.35      $       1.09
                                                        =========      =========      =========         =========



          See accompanying Notes to Consolidated Financial Statements.




                                                  DOLLAR TREE STORES, INC.
                                                      AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                 Year Ended January 31, 2004,
                                Month Ended February 1, 2003 and Years Ended December 31, 2002 and 2001

                                                                                       Accumulated
                                                          Common           Additional    Other       Unearned              Share-
                                                          Stock   Common    Paid-in    Comprehensive Compen-   Retained    holders'
                                                          Shares   Stock    Capital      Loss        sation    Earnings    Equity
                                                          ------   -----    -------      ----       ---------  --------    ------
(In thousands)
Balance at December 31, 2000 .......................    112,046   $ 1,121  $ 156,780   $     --      $  --    $ 360,757  $  518,658
                                                                                                                         ----------
Net income for the year ended December 31, 2001 ....         --        --         --         --         --      123,081     123,081
Other comprehensive loss (Note 10) .................         --        --         --       (378)        --           --        (378)
                                                                                                                         ----------
     Total comprehensive income ....................                                                                        122,703
Issuance of stock under Employee Stock
   Purchase Plan and other plans (Note 12) .........         91        --      1,555         --         --           --       1,555
Exercise of stock options, including
   income tax benefit of $2,345 (Note 12) ..........        594         6     12,589         --         --           --      12,595
Repurchase and retirement of shares (Note 10) ......       (225)       (2)    (3,773)        --         --           --      (3,775)
                                                        -------   -------  ---------    -------      -----    ---------  ----------
Balance at December 31, 2001 .......................    112,506     1,125    167,151      (378)         --      483,838     651,736
                                                        -------   -------  ---------    -------      -----    ---------  ----------
Net income for the year ended December 31, 2002 ....         --        --         --         --         --      154,647     154,647
Other comprehensive loss (Note 10) .................         --        --         --       (995)        --           --        (995)
                                                                                                                         ----------
     Total comprehensive income ....................                                                                        153,652
Issuance of stock under Employee Stock
   Purchase Plan and other plans (Note 12) .........         96         1      2,038         --         --           --       2,039
Exercise of stock options, including
   income tax benefit of $10,696 (Note 12) .........      1,633        16     41,117         --         --           --      41,133
Restricted stock issuance and amortization (Note 10)          9        --        275         --       (117)          --         158
Settlement of merger-related contingencies .........        (57)       --      6,686         --         --           --       6,686
                                                        -------   -------  ---------    -------      -----    ---------  ----------
Balance at December 31, 2002 .......................    114,187     1,142    217,267     (1,373)      (117)     638,485     855,404
                                                        -------   -------  ---------    -------      -----    ---------  ----------
Net loss for the month ended February 1, 2003 ......         --        --         --         --         --      (10,525)    (10,525)
Other comprehensive income (Note 10) ...............         --        --         --         96         --           --          96
                                                                                                                         ----------
     Total comprehensive loss ......................                                                                        (10,429)
Issuance of stock under Employee Stock
   Purchase Plan and other plans (Note 12) .........         32        --        614         --         --           --         614
Exercise of stock options, including
   income tax benefit of $65 (Note 12) .............         12        --        225         --         --           --         225
Restricted stock amortization (Note 10) ............         --        --         --         --          5           --           5
                                                        -------   -------  ---------    -------      -----    ---------  ----------
Balance at February 1, 2003 ........................    114,231     1,142    218,106     (1,277)      (112)     627,960     845,819
                                                        -------   -------  ---------    -------      -----    ---------  ----------
Net income for the year ended January 31, 2004 .....         --        --         --         --         --      177,583     177,583
Other comprehensive income (Note 10) ...............         --        --         --        307         --           --         307
                                                                                                                         ----------
     Total comprehensive income ....................                                                                        177,890
Issuance of stock under Employee Stock
   Purchase Plan and other plans (Note 12) .........        132         1      2,724         --         --           --       2,725
Exercise of stock options, including
   income tax benefit of $5,620 (Note 12) ..........        994        10     25,060         --         --           --      25,070
Settlement of merger-related contingencies .........         (8)       --      1,021         --         --           --       1,021
Repurchase and retirement of shares (Note 10) ......     (1,265)      (12)   (38,041)        --         --           --     (38,053)
Restricted stock amortization (Note 10) ............         --        --         --         --         50           --          50
                                                        -------   -------  ---------    -------      -----    ---------  ----------
Balance at January 31, 2004 ........................    114,084   $ 1,141  $ 208,870   $   (970)     $ (62)   $ 805,543  $1,014,522
                                                        =======   =======  =========    =======      =====    =========  ==========

          See accompanying Notes to Consolidated Financial Statements.







                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended    Month Ended        Year Ended
                                                                           January 31,   February 1,       December 31,
                                                                                                       -------------------
                                                                              2004          2003         2002        2001
                                                                              ----          ----         ----        ----
                                                                                             (In thousands)
Cash flows from operating activities
     Net income (loss).................................................  $   177,583   $  (10,525)   $  154,647   $ 123,081

     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
         Depreciation and amortization.................................      101,495        7,217        71,615      53,763
         Loss on disposal of property and equipment....................        4,015          107         1,599       1,726
         Cumulative effect of a change in accounting principle.........           --        5,285            --          --
         Change in fair value of non-hedging interest rate swaps......          (889)        (239)        1,469       1,723
         Provision for deferred income taxes...........................       21,059        1,111        16,439      (6,219)
         Tax  benefit of stock option exercises........................        5,620           65        10,696       2,345
         Other non-cash adjustments to net income......................          587           58           313       1,318
         Changes in assets and liabilities increasing
           (decreasing) cash and cash equivalents:
              Merchandise inventories..................................      (61,166)     (80,774)      (61,192)    (37,786)
              Prepaid expenses and other current assets................         (428)      (3,689)        6,707      10,594
              Other assets.............................................       (1,424)        (679)         (999)       (936)
              Accounts payable.........................................      (29,135)      78,217         1,361     (17,314)
              Income taxes payable.....................................       16,910       (4,493)      (10,807)     15,400
              Other current liabilities................................          803      (12,505)       13,018      28,313
              Other liabilities........................................         (745)      (3,185)        2,011       2,718
                                                                          ----------    ---------     ---------     -------
                    Net cash provided by (used in) operating
                      activities.......................................      234,285      (24,029)      206,877     178,726
                                                                          ----------    ---------     ---------     -------

Cash flows from investing activities:
     Acquisition of favorable lease rights.............................         (105)          --          (813)         --
     Capital expenditures..............................................     (227,316)     (11,555)     (136,127)   (121,566)
     Purchase of Greenbacks, Inc., net of cash acquired of $1,248......     (100,523)          --            --          --
     Investment in Ollie's Holdings, Inc...............................       (4,000)          --            --          --
     Proceeds from sale of property and equipment......................           35           --           216          98
     Purchase of short-term investments................................      (30,360)     (21,745)      (60,280)         --
     Proceeds from sales of short-term
       investments.....................................................       93,885        2,000        16,500          --
     Settlement of merger-related contingencies........................        1,021           --         6,686          --
                                                                          ----------    ---------      --------    --------
                    Net cash used in investing activities..............     (267,363)     (31,300)     (173,818)   (121,468)
                                                                          ----------    ---------      --------    --------

Cash flows from financing activities:
     Proceeds from revolving credit facilities.........................       39,700           --            --      82,000
     Repayment of revolving credit facilities .........................      (39,700)          --            --     (82,000)
     Repayment of long-term debt and facility fees.....................      (11,667)          --        (6,025)     (6,239)
     Principal payments under capital lease obligations................       (7,994)        (335)       (3,971)     (3,562)
     Proceeds from stock issued pursuant to
       stock-based compensation plans .................................       22,175          774        32,476      11,805
     Repurchase of common stock (Note 10)..............................      (38,053)          --            --      (3,775)
                                                                          ----------    ---------     ---------    --------
                    Net cash provided by (used in)
                      financing activities.............................      (35,539)         439        22,480      (1,771)
                                                                          ----------    ---------     ---------    --------

Net increase (decrease) in cash and cash equivalents...................      (68,617)     (54,890)       55,539      55,487
Cash and cash equivalents at beginning of period.......................      237,302      292,192       236,653     181,166
                                                                          ----------    ---------     ---------     -------
Cash and cash equivalents at end of period.............................  $   168,685   $  237,302    $  292,192   $ 236,653
                                                                          ==========     ========     =========     =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest......................................................  $     7,252   $      195    $    3,685   $   5,144
                                                                          ==========    =========     =========    ========
         Income taxes..................................................  $    70,172   $      110    $   82,420   $  65,688
                                                                          ==========    =========     =========    ========

                          (continued on following page)


                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (continued from previous page)

Supplemental disclosure of non-cash investing and financing activities:
     The Company purchased equipment under capital lease obligations amounting to $2,134, $2,177 and $222 in the years ended January 31, 2004, December 31, 2002 and 2001, respectively. The Company did not purchase any equipment under capital leases in the month ended February 1, 2003.

     As described in Note 2, the Company acquired Greenbacks, Inc. In conjunction with the acquisition, the Company assumed liabilities of $5,187.

     As described in Note 6, the Company consolidated its variable interest entity effective January 1, 2003. As a result, the Company recorded the following on January 1, 2003: an increase of $128,791 in net property and equipment; an increase of $970 for deferred financing costs in other assets and an increase of $140,628 in long-term debt. In addition, the cumulative effect of a change in accounting principle represents, net of the tax effect of $3,309, the catch-up of depreciation related to the distribution center assets and the catch-up of the amortization of the deferred financing costs offset by the write-off of the straight-lined rent liability.

                  See accompanying Notes to Consolidated Financial Statements.

                            DOLLAR TREE STORES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
     At January 31, 2004, Dollar Tree Stores, Inc. (DTS or the Company) owns and operates 2,513 discount variety retail stores that sell substantially all items for $1.00 or less. The Company's stores operate under the names of Dollar Tree, Greenbacks, Dollar Express, Dollar Bills, Only One Dollar, and Only $One. Our stores average approximately 6,716 selling square feet.

     The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania, Georgia, Oklahoma and Utah. In February 2004, the Company commenced operations of a distribution center in Washington. The Company's stores are located in 47 of the 48 contiguous states. The Company's merchandise includes candy and food, housewares, health and beauty care, seasonal goods, party goods, toys, stationery, gifts and other consumer items. Approximately 40% of the Company's merchandise is directly imported, primarily from China.

Principles of Consolidation
     The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc., and its wholly owned subsidiaries. Effective January 1, 2003, the consolidated financial statements also include the financial statements of a variable interest entity that owns four of the Company's distribution centers (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
     The Company's fiscal years were calendar years in 2002 and 2001. The Company changed its fiscal year end from December 31 to the Saturday closest to January 31, effective for the fiscal year beginning February 2, 2003 and ending January 31, 2004. The one-month period of January 1, 2003 through February 1, 2003 (the "Transition Period") is presented separately in these consolidated financial statements. Unless specifically indicated otherwise, any reference herein to "2003" or "Fiscal 2003" relates to as of or for the year ended January 31, 2004. Any references to "2002" and "2001" or "Fiscal 2002" and "Fiscal 2001" relate to as of or for the years ended December 31, 2002 and 2001, respectively.

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
     Certain 2002 and 2001 amounts have been reclassified for comparability with the current period presentation.

Cash and Cash Equivalents
     Cash and cash equivalents at January 31, 2004, February 1, 2003 and December 31, 2002 includes $138,576, $211,525 and $277,170, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Short-Term Investments
     The Company's short-term investments consist primarily of government-sponsored commercial paper with remaining maturities of more than 90 days at the time of purchase. These investments are classified as held-to-maturity and carried at amortized cost, which approximates fair value.

Merchandise Inventories
     In 2001, merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis. Cost is assigned to store inventories using the retail inventory method, determined on a FIFO basis. During the second quarter of calendar year 2002, the Company changed its method of accounting for its merchandise inventories from the FIFO method to the weighted-average cost method following the implementation of its new inventory management system. The Company believes this change is preferable because it more accurately measures the cost of the Company's merchandise inventories and more accurately matches revenues and costs. The Company's store inventory turns four to five times per year and is, therefore, comprised of products with older and newer costs. Because the Company purchases merchandise throughout the year to maintain high in-stock levels, the weighted-average cost method is more representative of the cost of the products the Company sells than is FIFO. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The cumulative effect of the accounting change at January 1, 2002 was not material. In addition, there was no material impact to the first and second calendar quarter 2002 financial statements as a result of this change in accounting principle. Additional pro forma disclosures of the impact of the change on prior periods as required under Accounting Principles Board Opinion No. 20, "Accounting Changes," are not provided since weighted-average cost information was not available from the prior inventory management system; however, the Company does not believe the effect would have been material.

     Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $24,510, $19,990, and $16,674 at January 31, 2004, February 1, 2003 and December 31, 2002, respectively.

Property and Equipment
     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

     Buildings..................................        39 years
     Furniture, fixtures and equipment..........        3 to 10 years
     Transportation vehicles....................        4 to 6 years

     Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or terms of the related leases, whichever is shorter. If title to the related asset passes to the Company at the end of the lease term, the asset is amortized over its estimated useful life, even if the lease term is shorter. The amortization is included in "selling, general and administrative expenses" on the accompanying consolidated statements of operations.

     Costs incurred related to software developed for internal use are capitalized and amortized over three years. Costs capitalized include those incurred in the application development stage as defined in Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2003 and 2001, the Company recorded charges of $234 and $1,400, respectively, to write-down certain assets. No charges were recorded in the month ended February 1, 2003 or the year ended December 31, 2002. These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Intangible Assets
     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No.
144. The Company performed the required transition impairment tests of goodwill and other intangibles as of January 1, 2002, and determined that no impairment existed. In addition, the Company performs its annual assessment of impairment each November.

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

     Effective January 1, 2001, the Company adopted SFAS No. 133. This statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Three of the Company's interest rate swaps do not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133. As a result, the interest rate swaps are recorded at their fair values in the consolidated balance sheets as a component of "other liabilities" (see Note 9). Changes in the fair value of the interest rate swaps are recorded as "change in the fair value of non-hedging interest rate swaps" in the statements of cash flows and the consolidated statements of operations. Upon termination of these non-hedging interest rate swaps, the remaining asset or liability, if any, will be removed from the accompanying consolidated balance sheets.

     The Company is party to one interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133. Accordingly, changes in the fair value of the interest rate swap are reported in the accompanying consolidated balance sheets as a component of "accumulated other comprehensive loss." These amounts are subsequently reclassified into earnings as a yield adjustment in the period in which the related interest on the variable-rate obligations affects earnings. If the swap is terminated prior to its expiration date, the amount recorded in accumulated other comprehensive loss will be recorded as a yield adjustment over the term of the forecasted transaction.

Revenue Recognition
     The Company recognizes sales revenue at the time a sale is made to its customer.

Cost of Sales
     The Company includes the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.

Pre-Opening Costs
     The Company expenses pre-opening costs for new, expanded and relocated stores, as incurred.

Advertising Costs
     The Company expenses advertising costs as they are incurred. Advertising costs approximated $5,181 in the year ended January 31, 2004 and $789 in the month ended February 1, 2003. The Company did not incur significant advertising costs in the years ended December 31, 2002 and 2001.

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

     If the accounting provisions of SFAS No. 123 had been adopted, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

                                                                 Year Ended    Month Ended        Year Ended
                                                                 January 31,   February 1,        December 31,
                                                                                               ------------------
                                                                    2004          2003         2002         2001
                                                                    ----          ----         ----         ----

     Net income (loss)
       As reported...........................................    $  177,583   $ (10,525)      $  154,647  $  123,081

     Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method,
       net of related tax effects............................    $   13,181   $    1,108      $   12,625  $   11,417
                                                                   --------     --------        --------   ----------

         Net income (loss) for SFAS No. 123..................    $  164,402   $ (11,633)      $  142,022  $  111,664
                                                                   ========     =======         ========    ========

     Net income (loss) per share:
       Basic, as reported....................................    $     1.55   $    (0.09)     $     1.36  $     1.10
       Basic, pro forma for SFAS No. 123.....................    $     1.43   $    (0.10)     $     1.25  $     0.99

       Diluted, as reported..................................    $     1.54   $    (0.09)     $     1.35  $     1.09
       Diluted, pro forma for SFAS No. 123...................    $     1.43   $    (0.10)     $     1.24  $     0.99

     These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options' vesting periods and because additional options may be granted in future years.

Net Income Per Share
     Basic net income per share has been computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income by the weighted average number of shares and dilutive potential shares outstanding. Dilutive potential shares include all outstanding stock options and restricted stock after applying the treasury stock method.

Financial Guarantees
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of SFAS Nos. 5, 57 and 107 and a recission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for periods ending after December 15, 2002. The Company has no guarantees as of and for the year ended January 31, 2004 or as of and for the month ended February 1, 2003.

NOTE 2 - ACQUISITION

     On June 29, 2003, the Company acquired 100% of the outstanding capital stock of Greenbacks, Inc. (Greenbacks). The results of Greenbacks' operations are included in the accompanying consolidated financial statements since that date. Greenbacks was a privately-held company operating 100 stores in 10 western states and one expandable 252,000 square foot distribution center in Salt Lake City. As a result of this acquisition, the Company extended its geographical reach to include 47 states compared with 41 states prior to the acquisition. In addition, this acquisition has provided the Company with an expandable distribution infrastructure in the Rocky Mountain area of the country. The aggregate purchase price was approximately $100,000 and was paid in cash. In addition, the Company incurred approximately $800 in direct costs associated with the acquisition.



     The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

               Current assets................................          $  27,601
               Deferred tax asset-current....................                860
               Property and equipment........................              7,856
               Intangible assets.............................              3,031
               Goodwill......................................             80,284
               Other assets                                                   27
                                                                      ----------
                    Total assets acquired ...................            119,659
                                                                      ----------

               Current liabilities...........................             11,155
               Deferred tax liability........................              1,636
               Long-term debt                                              4,838
               Other liabilities.............................                257
                                                                      ----------
                    Total liabilities assumed................             17,886
                                                                      ----------

                    Net assets acquired......................          $ 101,773
                                                                      ==========

     In accordance with SFAS No. 142, goodwill will not be amortized, but rather tested annually for impairment.

     Included in the intangible assets acquired were non-compete agreements of $2,000 and favorable lease rights for operating leases for retail locations of $1,000. The non-compete agreements are with former key executives of Greenbacks. They are being amortized over five years, the weighted average term of the agreements. The favorable lease rights are being amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2012.

NOTE 3 - INVESTMENT

     On August 7, 2003, the Company paid $4,000 to acquire a 10.5% fully diluted interest in Ollie's Holdings, Inc. (Ollie's), a multi-price point discount retailer located in the mid-Atlantic region. In addition, the SKM Equity Fund III, L.P. (SKM Equity) and SKM Investment Fund (SKM Investment), acquired a combined fully diluted interest in Ollie's of 53.1%. Two of the Company's directors, Thomas Saunders and John Megrue, are principal members of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Equity and SKM Investment. In conjunction with the acquisition of its interest in Ollie's, the Company also entered into a call option agreement. The option agreement provides the Company with the right to purchase all of SKM Equity's and SKM Investment's equity in Ollie's, for a fixed price as set forth in the agreement, subject to adjustments dependent on the occurrence of certain future events. The Company has no obligation to exercise the option or make any additional investment in Ollie's. The $4,000 investment in Ollie's is accounted for under the cost method of accounting and is included in "other assets" on the accompanying consolidated balance sheets.

NOTE 4 - INCOME TAXES

     Total income taxes were allocated as follows:
                                                                     Year Ended    Month Ended      Year Ended
                                                                     January 31,   February 1,     December 31,
                                                                                                  ---------------
                                                                        2004          2003        2002       2001
                                                                        ----          ----        ----       ----

     Income (loss) from continuing operations....................... $ 111,169     $  (3,279)  $  96,812   $  77,170

     Cumulative effect of a change in accounting
       principle....................................................        --        (3,309)         --          --
     Accumulated other comprehensive (income) loss, marking
       derivative financial instruments to fair value...............       192            61        (633)       (237)
     Stockholders' equity, tax benefit on exercise of
       stock options................................................    (5,620)          (65)    (10,696)     (2,345)
                                                                       -------      --------     -------      ------
                                                                     $ 105,741     $  (6,592)  $  85,483   $  74,588
                                                                      ========      ========    ========      ======


     The provision for income taxes from continuing operations consists of the following:

                                                                     Year Ended    Month Ended      Year Ended
                                                                     January 31,   February 1,     December 31,
                                                                                                  --------------
                                                                        2004          2003        2002       2001
                                                                        ----          ----        ----       ----

     Federal - Current.............................................. $  76,017     $  (3,778)  $  69,003   $  71,504
     Federal - Deferred.............................................    19,465           956      14,141      (5,339)
     State - Current................................................    15,471          (611)     11,373      11,885
     State - Deferred...............................................       216           154       2,295        (880)
                                                                       -------      --------    --------    --------
                                                                     $ 111,169     $  (3,279)  $  96,812   $  77,170
                                                                      ========      ========    ========    ========

     A reconciliation of the statutory federal income tax rate and the effective rate follows:

                                                                     Year Ended    Month Ended      Year Ended
                                                                     January 31,   February 1,     December 31,
                                                                                                  --------------
                                                                        2004          2003        2002       2001
                                                                        ----          ----        ----       ----

     Statutory tax rate..............................................   35.0%        (35.0%)      35.0%      35.0%
       Effect of:
       State and local income taxes, net of
         federal income tax benefit..................................    3.5          (3.5)        3.5        3.6
       Other, net....................................................     --            --          --       (0.1)
                                                                       -----         -----       -----       ----
           Effective tax rate........................................   38.5%        (38.5%)      38.5%      38.5%
                                                                       =====         =====       =====      =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the accompanying consolidated balance sheets based on the classification of the underlying asset or liability. Significant components of the Company's net deferred tax assets (liabilities) follows:

                                                                     January 31,   February 1,     December 31,
                                                                        2004          2003             2002
                                                                        ----          ----             ----
     Deferred tax assets:
       Accrued expenses and other liabilities principally
         due to differences in the timing of deductions
         for reserves............................................... $  16,836     $   18,383       $   18,952
       Inventories due to additional amounts inventoried
         for tax purposes...........................................        --          2,314            2,474
       Other........................................................     1,092          1,294            1,344
                                                                      --------      ---------        ---------
         Total deferred tax assets..................................    17,928         21,991           22,770
                                                                      --------      ---------        ---------

     Deferred tax liabilities:
       Intangible assets due to differences in
         amortization methods and lives.............................    (6,169)        (4,159)          (4,073)
       Deferred compensation primarily due to timing of
         contributions to the profit sharing plan...................    (1,087)        (1,402)          (1,443)
       Property and equipment due to difference in
         depreciation and amortization methods and lives............   (27,864)       (13,472)         (16,434)
       Other........................................................      (809)          (310)            (310)
                                                                      --------      ---------        ---------
         Total deferred tax liabilities.............................   (35,929)       (19,343)         (22,260)
                                                                      --------      ---------        ---------

         Net deferred tax asset (liability)......................... $ (18,001)    $    2,648       $      510
                                                                      ========      =========        =========

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
     Future minimum lease payments under noncancelable store, distribution center and former corporate headquarters operating leases (including leases with related parties) are as follows:

                                                           Operating
                                                             Leases
                                                           ---------
     Fiscal year:
         2004.........................................    $  186,861
         2005.........................................       169,717
         2006.........................................       138,662
         2007.........................................       107,113
         2008.........................................        71,556
         Thereafter...................................       127,076
                                                           ---------
                                                          $  800,985
                                                           =========

     Amounts presented above are as of December 31, 2003 for leases signed prior to that date. In addition, amounts presented have been updated for new leases entered into during the month of January 2004. The above future minimum lease payments include amounts for leases that were signed prior to January 31, 2004 for stores that were not open as of January 31, 2004. The above amounts exclude the future minimum lease payments associated with the lease of four distribution centers from a variable interest entity. As discussed in Note 6, the variable interest entity was consolidated in the financial statements effective January 1, 2003.

     Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $302 under operating leases.

Minimum and Contingent Rentals
     Rental expense for store, distribution center and former corporate headquarters operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

                                      Year Ended     Month Ended        Year Ended
                                       January 31,     February 1,     December 31,
                                                                     ---------------
                                         2004           2003          2002       2001
                                         ----           ----          ----       ----

     Minimum rentals...............  $  172,720      $   12,818   $  142,674  $  120,578
     Contingent rentals............       1,229               1        1,277       1,067
                                       --------       ---------    ---------   ---------
       Total.......................  $  173,949      $   12,819   $  143,951  $  121,645
                                       ========       =========    =========   =========

Non-Operating Facilities
     The Company is responsible for payments under leases for a former distribution center and certain closed stores. The lease for the facility expires in September 2005. The Company accounts for abandoned lease facilities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Facilities are considered abandoned on the date that the Company ceases to use the facility. On this date, the Company records an expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income. Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded a $364 charge in 2002 and a $1,160 charge in 2001. There was no charge recorded in 2003. The total accrual for these vacated facilities was $1,310, $2,102 and $2,180 at January 31, 2004, February 1, 2003 and December 31,
2002, respectively.

Related Parties
     The Company also leases properties for six of its stores from partnerships owned by related parties. The total rental payments related to these leases were $469, $31, $1,222 and $1,964, for the year ended January 31, 2004, the month ended February 1, 2003 and the years ended December 31, 2002 and 2001, respectively.

Management Advisory Services
     During the year ended December 31, 2001, the Company paid $200 under a financial and management advisory service agreement with one of its non-employee shareholders. No payments were made under this agreement during the fiscal year ended January 31, 2004, the month ended February 1, 2003 or the calendar year ended December 31, 2002.

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

Freight Services
     The Company has contracted outbound freight services from various contract carriers with contracts expiring through January 2007. The total amount of these commitments is approximately $29,700, of which approximately $3,700 is committed in 2004, $7,200 is committed in 2005, and $18,800 is committed in 2006.

Technology Assets
     The Company has commitments totaling approximately $24.1 million to purchase store technology assets for its stores during 2004.

Letters of Credit
     In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement. The agreement provides $125,000 for letters of credit, which are generally issued for the routine purchase of imported merchandise. Approximately $67,011 was committed to letters of credit at January 31, 2004. The Company also has approximately $26,700 in letters of credit that serve as collateral for its high-deductible insurance programs and expire in fiscal 2004.

Surety Bonds
     The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company's stores. The total amount of the commitment is approximately $1,128 of which $978 is committed through fiscal 2004 and $150 is committed through fiscal 2005.

Contingencies
     The Company has contingent liabilities related to legal proceedings and other matters arising from the normal course of operations. Management does not expect that amounts, if any, which may be required to satisfy such contingencies will be material in relation to the accompanying consolidated financial statements.

NOTE 6 - CONSOLIDATION OF VARIABLE INTEREST ENTITY

     In March 2001, the Company entered into an operating lease arrangement, known as a synthetic lease, with a variable interest entity to finance the construction of four distribution centers. At December 31, 2002, approximately $154,500 of the $165,000 facility was committed to the Stockton, Savannah, Briar Creek and Marietta facilities. Because the Company accounted for this transaction as an operating lease, the related fixed assets and lease liabilities were not included in the consolidated balance sheets.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities" (FIN 46). Under the terms of this standard, certain variable interest entities, such as the entity in which the Company's lease facility is held, are required to be consolidated. The Company implemented this standard effective January 1, 2003 and, as a result, the distribution center assets and the debt incurred by the variable interest entity to purchase and construct the assets are included in balance sheets for periods after January 1, 2003. The cumulative effect of a change in accounting principle represents, net of the tax effect, the historical depreciation related to the distribution center assets and, the historical amortization of the deferred financing costs recognized previously by the variable interest entity and the write-off of a deferred rent liability related to the lease.

     At January 31, 2004 and February 1, 2003, amounts included in the balance sheet related to the variable interest entity are as follows:
                                                                 January 31, 2004        February 1, 2003
                                                                 ----------------        ----------------
         Property and equipment, net .........................     $    114,426            $     128,296
         Long-term debt, excluding current portion ...........          142,568                  140,628
         Other assets, net ...................................              639                      945

     Interest is payable monthly and the principal amount is payable upon maturity of the debt in March 2006. The debt, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt the Company can incur. The Company refinanced the variable interest entity debt in March 2004 (see Note
14).



     The following table reconciles reported net income and net income per share to net income and net income per share that would have been recorded if FIN 46 were effective for each of the periods presented:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                        2002            2001
                                                                        ----            ----
                                                                 (In thousands, except per share data)
Reconciliation of net income:
     Net income............................................      $     154,647       $   123,081
     Less: Depreciation, amortization
        and deferred rent effect (net of tax)..............              4,121             1,164
                                                                  ------------        ----------
     Adjusted net income...................................      $     150,526       $   121,917
                                                                  ============        ==========
Basic net income per share:
     Net income available to common shareholders...........      $        1.36       $      1.10
     Depreciation, amortization
        and deferred rent effect (net of tax)..............              (0.04)            (0.01)
                                                                  ------------        ----------
     Adjusted net income...................................      $        1.32       $      1.09
                                                                  ============        ==========
Diluted net income per share:
     Net income............................................      $        1.35       $      1.09
     Depreciation, amortization
        and deferred rent effect (net of tax)..............              (0.04)            (0.01)
                                                                  ------------        ----------
     Adjusted net income...................................      $        1.31       $      1.08
                                                                  ============        ==========

NOTE 7 - BALANCE SHEET COMPONENTS

Intangible Assets
     Intangible assets, net, as of January 31, 2004, February 1, 2003 and
December 31, 2002 consists of the following:

                                                                  January 31,       February 1,      December 31,
                                                                     2004             2003              2002
                                                                 -----------       -----------     -------------

     Non-competition agreements...............................   $    6,398         $    4,413       $     4,413
     Accumulated amortization.................................       (2,685)            (1,971)           (1,930)
                                                                 ----------         ----------       -----------
     Non-competition agreements, net..........................        3,713              2,442             2,483
                                                                 ----------         ----------       -----------

     Favorable lease rights...................................        2,189                813               813
     Accumulated amortization.................................         (806)              (262)             (236)
                                                                 ----------         ----------       -----------
     Favorable lease rights, net..............................        1,383                551               577
                                                                 ----------         ----------       -----------

     Goodwill.................................................      130,271             49,987            49,987
     Accumulated amortization.................................      (11,629)           (11,629)          (11,629)
                                                                 ----------         ----------       -----------
     Goodwill, net............................................      118,642             38,358            38,358
                                                                 ----------         ----------       -----------

     Total intangibles, net...................................   $  123,738         $   41,351       $    41,418
                                                                 ==========         ==========       ===========


Non-Competition Agreements
     The Company issued options to certain former shareholders of an acquired entity in exchange for non-competition agreements and a consulting agreement. These assets are being amortized over the legal term of the individual agreements, which is generally over a ten-year period. In addition, in 2003, the Company acquired non-competition agreements with former executives of Greenbacks, which are being amortized over five years (see Note 2). These intangible assets will continue to be amortized over their remaining legal term in accordance with SFAS No. 142, which was adopted effective January 1, 2002.

Favorable Lease Rights
     In 2002, the Company acquired favorable lease rights for operating leases for retail locations from a third party. In addition, in 2003, the Company acquired favorable lease rights in its acquisition of Greenbacks (see Note 2). The Company's favorable lease rights are amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2012.

     Amortization expense related to the non-competition agreements and favorable lease rights was $1,300 in the year ended January 31, 2004, $40 in the month ended February 1, 2003, and $746 and $483 in the years ended December 31, 2002 and 2001, respectively. Estimated annual amortization expense for the next five years follows: 2004 - $1,400; 2005 - $1,100; 2006 - $1,000; 2007 - $1,000;
and 2008 - $600.

Goodwill
     In accordance with SFAS No. 142, goodwill is no longer being amortized, but is tested at least annually for impairment. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed its annual impairment testing in November 2003 and determined that no impairment loss existed.

     The following table reconciles reported net income and net income per share that would have been recorded if SFAS No. 142 were effective for the period presented:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                                      2001
                                                                                      ----

Reconciliation of net income:
     Net income....................................................                 $   123,081
     Add back: Goodwill amortization
      (net of tax).................................................                       1,241
                                                                                     ----------
     Adjusted net income...........................................                 $   124,322
                                                                                     ==========
Basic net income per share:
     Net income....................................................                 $      1.10
     Goodwill amortization.........................................                        0.01
                                                                                     ----------
     Adjusted net income...........................................                 $      1.11
                                                                                     ==========
Diluted net income per share:
     Net income....................................................                 $      1.09
     Goodwill amortization.........................................                        0.01
                                                                                     ----------
     Adjusted net income...........................................                 $      1.10
                                                                                     ==========

Accumulated amortization relating to goodwill was approximately $11,629 at December 31, 2001.


Property and Equipment, Net
     Property and equipment, net, as of January 31, 2004, February 1, 2003 and
 December 31, 2002 consists of the following:
                                                                  January 31,    February 1,   December 31,
                                                                    2004           2003           2002
                                                                    ----           ----           ----

     Land...............................................         $  16,807     $  15,936      $   8,059
     Buildings..........................................           105,558        88,627         31,281
     Improvements.......................................           252,987       204,712        185,301
     Furniture, fixtures and equipment..................           441,259       358,744        319,811
     Transportation vehicles............................             3,492         3,504          3,504
     Construction in progress...........................           107,703        45,720         19,936
                                                                  --------      --------       --------

         Total property and equipment...................           927,806       717,243        567,892

     Less: accumulated depreciation and
       amortization.....................................           314,592       239,296        223,570
                                                                  --------      --------       --------

         Total..........................................         $ 613,214     $ 477,947      $ 344,322
                                                                  ========      ========       ========

Other Current Liabilities
     Other current liabilities as of January 31, 2004, February 1, 2003 and
December 31, 2002 consists of accrued expenses for the following:

                                                                  January 31,    February 1,   December 31,
                                                                     2004           2003           2002
                                                                     ----           ----           ----

     Compensation and benefits.................................  $   25,435     $  22,243      $  24,573
     Taxes (other than income taxes)...........................      10,450        12,808         24,364
     Insurance.................................................      25,398        22,057         18,064
     Other.....................................................      21,488        17,925         21,236
                                                                     ------        ------         ------

         Total  ...............................................  $   82,771     $  75,033      $  88,237
                                                                     ======        ======         ======



Capital Leases
     The present value of future minimum capital lease payments as of January
31, 2004 is as follows:

         2004.....................................................     $    6,811
         2005.....................................................          8,035
         2006.....................................................          5,302
         2007.....................................................            104
         2008.....................................................             37
         Thereafter...............................................             30
                                                                        ---------

     Total minimum lease payments.................................     $   20,319
     Less amount representing interest
       (at an average rate of approximately 9%)...................          2,736
                                                                        ---------

     Present value of net minimum capital lease payments..........         17,583
     Less current installments of obligations under
       capital leases.............................................          5,324
                                                                        ---------
     Obligations under capital leases, excluding current
       installments...............................................     $   12,259
                                                                        =========

     Included in property and equipment at January 31, 2004, February 1, 2003 and December 31, 2002 are leased furniture and fixtures and transportation vehicles, excluding sale-leaseback assets, with a cost of $5,641, $5,424 and $5,424, respectively. Accumulated depreciation on these assets totaled $3,370, $2,346 and $2,295 at January 31, 2004, February 1, 2003 and December 31, 2002,
respectively.

Sale-Leaseback Transaction
     On September 30, 1999, the Company sold certain retail store leasehold improvements to an unrelated third party and leased them back for a period of seven years. The Company has an option to purchase the leasehold improvements at the end of the fifth and seventh years at amounts approximating their fair market values at the time the option is exercised. This transaction is being accounted for as a financing arrangement. The total amount of the lease obligation is $16,265 at January 31, 2004. The lease agreement includes financial covenants that are not more restrictive than those of existing loan agreements. As part of the transaction, the Company received proceeds of $20,880, net of financing costs, and an $8,120 11% note receivable, which matures in September 2006 and is included in "other assets, net." The future minimum lease payments related to the capital lease obligation are included in the schedule above.

Fair Value of Financial Instruments
     The carrying values of cash and cash equivalents, short-term investments, prepaid expenses, other current assets, accounts payable and other current liabilities approximate fair value because of the short maturity of these instruments. The carrying values of other liabilities, excluding interest rate swaps, approximate fair value because they are recorded using discounted future cash flow or quoted market rates.

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

     The fair value of the interest rate swaps (see Note 9) are the estimated amounts the Company would pay to terminate the agreements as of the reporting date. The fair value of the liabilities associated with interest rate swaps are as follows:

                                                         January 31,           February 1,      December 31,
                                                            2004                  2003              2002
                                                       ------------          ------------      -------------

      $19,000 interest rate swap....................     $1,687               $1,892             $2,072
      $10,000 interest rate swap....................        183                  659                700
      $5,000 interest rate swap.....................         81                  288                306
      $25,000 interest rate swap....................      1,767                2,241              2,396



The fair values of the interest rate swaps are included in "other liabilities" in the accompanying consolidated balance sheets.

NOTE 8 - LONG-TERM DEBT

     Long-term debt consists of the following:
                                                                        January 31,  February 1,  December 31,
                                                                          2004          2003           2002
                                                                          ----          ----           ----
     7.29% unsecured Senior Notes, interest payable semiannually on April 30 and October 30, principal payable $6,000 per year
       beginning April 2000 and maturing April 2004..................  $    6,000    $    12,000    $   12,000
     Variable-rate debt, interest payable monthly at
       LIBOR, principal payable upon maturity in
       March 2006 (Note 6)...........................................     142,568        140,628            --
     Demand Revenue Bonds, interest payable monthly at a
       variable rate which was 1.12% at January 31,
       2004, principal payable on demand, otherwise
       beginning June 2006 and maturing June 2018....................      19,000         19,000        19,000
                                                                        ---------     ----------     ---------

          Total long-term debt.......................................     167,568        171,628        31,000

     Less: current portion...........................................      25,000         25,000        25,000
                                                                        ---------     ----------     ---------

       Long-term debt, excluding current portion.....................  $  142,568    $   146,628    $    6,000
                                                                        =========     ==========     =========


Maturities of long-term debt are as follows: 2004 - $25,000 and 2006 - $142,568.

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

Variable-Rate Debt
     As indicated in Note 6, in March 2001, the Company entered into an operating lease facility with a variable interest entity. Effective with the implementation of FIN 46, the Company consolidated the variable interest entity. As a result, the balance sheets at January 31, 2004 and February 1, 2003 include the debt incurred by the variable interest entity to construct the Company's distribution center assets. The debt, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and limits certain types of debt. The debt is secured by the related distribution center assets.

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

Revolving Credit Facility
     In March 2001, the Company entered into a Revolving Credit Facility with its banks (the Revolver). Terms of the Revolver include, among other things: (1) a $50,000 revolving line of credit, bearing interest at LIBOR, plus a spread;
(2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit; and (3) an annual administrative fee payable quarterly.

     Effective May 30, 2003, the Company terminated its $50,000 Revolving Credit Facility concurrent with entering into a new $150,000 million Revolving Credit Facility (the Revolver Agreement). The Revolver Agreement provides for, among other things: (1) a $150.0 million revolving line of credit, bearing interest at LIBOR, plus a spread; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly.

     The Revolver Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Revolver Agreement matures on May 29, 2004. As of January 31, 2004, there was no outstanding balance under the Revolver Agreement. As discussed in Note 14, the Revolver Agreement was refinanced in March 2004.

NOTE 9 - Derivative Financial Instruments

     The fair value of interest rate swaps at January 31, 2004, February 1, 2003 and December 31, 2002 is approximately $3,718, $5,081 and $5,474, respectively, and is recorded in "other liabilities" on the accompanying consolidated balance sheets.

Non-Hedging Derivatives
     The Company is party to three derivative instruments in the form of interest rate swaps that do not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133. These interest rate swaps do not qualify for hedge accounting because each instrument contains a knock-out provision. The swaps create the economic equivalent of fixed rate obligations by converting the variable interest rates to fixed rates. Under these interest rate swaps, the Company pays interest to a financial institution at fixed rates, as defined in each agreement. In exchange, the financial institution pays the Company at variable interest rates, which approximate the floating rates on the variable-rate obligations, excluding the credit spreads. The interest rates on the swap are subject to adjustment monthly. No payments are made by either party for months in which the variable interest rates, as calculated under the swap agreements, are greater than the "knock-out rate." The following table summarizes the terms of each interest rate swap:

      Derivative      Origination     Expiration      Pay Fixed     Knock-out
      Instrument         Date            Date           Rate          Rate
      ----------         ----            ----           ----          ----

     $19,000 swap       4/1/99          4/1/09          4.88%         7.75%
     $10,000 swap       9/8/00          6/2/04          6.45%         7.41%
     $ 5,000 swap       12/20/00        6/2/04          5.83%         7.41%

The $19,000 swap reduces the Company's exposure to the variable interest rate related to the Demand Revenue Bonds (see Note 8). The $10,000 and $5,000 swaps reduce the Company's exposure to interest rate fluctuations on a portion of the Company's variable interest entity debt (see Note 6).

Hedging Derivative
     The Company is party to one derivative instrument in the form of an interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133.

     On April 12, 2001, the Company entered into a $25,000 interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of the Company's variable interest entity debt. The swap creates the economic equivalent of fixed-rate debt by converting the variable-interest rate to a fixed-rate. Under this agreement, the Company pays interest to a financial institution at a fixed-rate of 5.43%. In exchange, the financial institution pays the Company at a variable-interest rate, which approximates the floating rate on the debt, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly consistent with the interest rate adjustment on the debt. The swap is effective through March 2006.

NOTE 10 - SHAREHOLDERS' EQUITY

Preferred Stock
     The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at January 31, 2004, February 1, 2003 and December 31, 2002.


Net Income (Loss) Per Share
     The following table sets forth the calculation of basic and diluted net income (loss) per share:

                                                                 Year Ended      Month Ended      Year Ended
                                                                 January 31,      February 1,    December 31,
                                                                                               ----------------
                                                                    2004            2003       2002       2001
                                                                    ----            ----       ----       ----

     Basic income (loss) before accounting change per share:
         Income (loss) before accounting change...............  $  177,583    $   (5,240)   $ 154,647   $  123,081
         Cumulative effect of a change in accounting
            principle, net of tax benefit of $3,309...........          --        (5,285)          --           --
                                                                  --------      --------     --------      -------

         Net income (loss)....................................  $  177,583    $  (10,525)   $ 154,647   $  123,081
                                                                  ========      ========     ========      =======
         Weighted average number of shares
           outstanding........................................     114,641       114,224      113,637      112,238
                                                                  ========      ========     ========      =======

         Basic income (loss) before accounting
           change per share...................................  $     1.55    $    (0.05)   $    1.36   $    1.10
         Cumulative effect of a change in
           accounting principle per share.....................          --         (0.04)          --           --
                                                                  --------      --------     --------      -------

         Net income (loss) per share..........................  $     1.55    $    (0.09)   $    1.36   $     1.10
                                                                  ========      ========     ========      =======

                                                                 Year Ended      Month Ended         Year Ended
                                                                 January 31,     February 1,        December 31,
                                                                                                 ------------------
                                                                    2004            2003          2002        2001
                                                                    ----            ----          ----        ----

     Diluted income (loss) before accounting change per share:
         Income (loss) before accounting change................. $  177,583     $  (5,240)    $  154,647    $  123,081
         Cumulative effect of a change in accounting
            principle, net of tax benefit of $3,309.............         --        (5,285)            --            --
                                                                  ---------      --------      ---------     ---------
         Net income (loss)...................................... $  177,583     $ (10,525)    $  154,647    $  123,081
                                                                  =========      ========      =========     =========
         Weighted average number of shares
           outstanding..........................................    114,641       114,224        113,637       112,238
         Dilutive effect of stock options and restricted
           stock (as determined by applying the treasury
           stock method)........................................        940           437            910           752
                                                                  ---------      --------      ---------     ---------
         Weighted average number of shares and
           dilutive potential shares outstanding.................   115,581       114,661        114,547       112,990
                                                                  =========      ========      =========     =========

         Diluted income (loss) before accounting
            change per share.................................... $     1.54     $   (0.05)    $     1.35    $     1.09
         Cumulative effect of a change in accounting
            principle per share.................................         --         (0.04)            --            --
                                                                  ---------      --------      ---------     ---------
         Diluted income (loss) per share........................ $     1.54     $   (0.09)    $     1.35    $     1.09
                                                                  =========      ========      =========     =========

     At January 31, 2004, February 1, 2003, December 31, 2002 and December 31, 2001, respectively, 203,015, 2,171,350, 1,704,153 and 731,304 stock options are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.


Comprehensive Income (Loss)
     The Company's comprehensive income (loss) reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income (loss) to total comprehensive income
(loss):

                                                                   Year Ended      Month Ended      Year Ended
                                                                   January 31,     February 1,     December 31,
                                                                                                -----------------
                                                                      2004            2003       2002       2001
                                                                      ----            ----       ----       ----

     Net income (loss)......................................     $  177,583      $   (10,525) $  154,647  $  123,081
                                                                   --------        ---------   ---------   ---------
     Cumulative effect of change in accounting
       for derivative financial instruments (net of
       $44 tax expense).....................................             --               --          --          70

     Fair value adjustment - derivative cash flow
       hedging instruments .................................            475              155      (1,652)       (744)
     Income tax benefit (expense)...........................           (183)             (60)        642         287
                                                                  ---------        ---------   ---------   ---------
     Fair value adjustment, net of tax......................            292               95      (1,010)       (387)
                                                                  ---------        ---------   ---------   ---------

     Amortization of SFAS No. 133 cumulative
       effect  .............................................             24                2          24          15
     Income tax expense.....................................             (9)              (1)         (9)         (6)
                                                                  ---------        ---------   ---------   ---------
     Amortization of SFAS No. 133 cumulative
       effect, net of tax...................................             15                1          15           9
                                                                  ---------        ---------   ---------   ---------

     Total comprehensive income (loss)......................     $  177,890      $   (10,429) $  153,652  $  122,703
                                                                  =========        =========   =========   =========

     The cumulative effect recorded in "accumulated other comprehensive loss" is being amortized over the remaining lives of the related interest rate swaps.


Restricted Stock
     In 2002, the Company adopted a restricted stock plan, under which a maximum of 4,500 shares of common stock may be awarded to certain employees with no cash payments required by the recipient. Under this plan, the Company awarded 4,500 shares of common stock to an employee during 2002, which vest ratably over a three-year period. The $150 market value of the shares awarded was recorded as unearned compensation and is shown as a separate component of shareholders' equity. The unearned compensation is being amortized to compensation expense over the three-year vesting period. Total amortization for the fiscal year ended 2003, the one-month period ended February 1, 2003 and the year ended 2002 was approximately $50, $4 and $33, respectively.

     In 2002, the Company issued 4,000 shares of restricted stock to non-employees in recognition of past services provided to the Company. The shares vested immediately upon issuance. The market value of the shares awarded was approximately $125 and was recorded as a component of operating expenses during 2002.

Share Repurchase Programs
     In 2001, the Company's Board of Directors authorized the repurchase of up to $100,000 of the Company's common stock in connection with the Securities and Exchange Commission's (SEC) Emergency Relief Order issued immediately following the terrorist attacks on September 11, 2001. Pursuant to this program, the Company repurchased and retired 225,000 shares of common stock for approximately $3,800. The Company's limited share repurchase plan expired concurrently with the expiration of the SEC's Exemptive Order on October 12, 2001. Shares retired under this authorization totaled 225,000.

     In November 2002, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company's common stock. Stock repurchases may be made until November 2005 and may be made either in the open market or through privately negotiated transactions. As of January 31, 2004, 1,265,400 shares were repurchased for approximately $38,100, under this plan.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Profit Sharing and 401(k) Retirement Plan
     The Company maintains a defined contribution profit sharing and 401(k) plan which is available to all employees over 21 years of age who have completed one year of service in which they have worked at least 1,000 hours. Eligible employees may make elective salary deferrals. The Company may make contributions at its discretion.

     Contributions to and reimbursements by the Company of expenses of the plans included in the accompanying consolidated statements of operations were as follows:

     Year Ended January 31, 2004.......................    $9,760
     Month Ended February 1, 2003......................       755
     Year Ended December 31, 2002......................     9,728
     Year Ended December 31, 2001......................     8,914

Deferred Compensation Plan
     The Company adopted a deferred compensation plan in 2000 providing certain highly compensated employees and executives the ability to defer a portion of their base compensation and bonuses and earn interest on their deferred amounts. The plan is an unfunded nonqualified plan; however, the Company may make discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. Total cumulative participant deferrals were approximately $1,718, $871 and $848, respectively, at January 31, 2004, February 1, 2003 and December 31, 2002 and are included in "other liabilities" on the accompanying consolidated balance sheets. The related assets are included in "other assets, net" on the accompanying consolidated balance sheets. The Company made no discretionary contributions in the year ended January 31, 2004, the month ended February 1, 2003 or in the years ended December 31, 2002 and 2001.

NOTE 12 - STOCK-BASED COMPENSATION PLANS

     At January 31, 2004, the Company has seven stock-based compensation plans. Each plan and the accounting method are described below.

Fixed Stock Option Plans
     The Company has four fixed stock option plans. Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 1,047,264 shares of Common Stock in 1993 and 1,048,289 shares in 1994. Options granted under the SOP have an exercise price of $0.86 and are fully vested at the date of grant.

     Under the 1995 Stock Incentive Plan (SIP), the Company may grant options to its employees for up to 12,600,000 shares of Common Stock. The exercise price of each option equals the market price of the Company's stock at the date of grant, unless a higher price is established by the Board of Directors, and an option's maximum term is ten years. Options granted under the SIP generally vested over a three-year period. In exchange for their options to purchase Dollar Express Common Stock, certain employees of Dollar Express were granted 228,072 options to purchase the Company's common stock based on an exchange ratio of 0.8772. Options issued in connection with the merger were fully vested as of the date of the merger. This plan was terminated on July 1, 2003 and replaced with the Company's 2003 Equity Incentive Plan, discussed below.

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

     The 2003 Equity Incentive Plan (EIP) replaces the Company's SIP plan discussed above. Under the EIP, the Company may grant up to 6,000,000 shares of its Common Stock, plus any shares available for future awards under the SIP, to the Company's employees including, executive officers and independent contractors. The EIP plan permits the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock. The exercise price of each stock option granted equals the market price of the Company's stock at the date of grant. The options generally vest over a three-year period and have a maximum term of ten years.

     Stock appreciation rights may be awarded alone or in tandem with stock options. When the stock appreciation rights are exercisable, the holder may surrender all or a portion of the unexercised stock appreciation right and receive in exchange an amount equal to the excess of the fair market value at the date of exercise over the fair market value at the date of the grant.

     Any restricted stock awarded is subject to certain general restrictions. The restricted stock shares may not be sold, transferred, pledged or disposed of until the restrictions on the shares have lapsed or been removed under the provisions of the plan. In addition, if a holder of the restricted shares ceases to be employed by the Company, any shares in which the restrictions have not lapsed will be forfeited.

     The 2003 Non-Employee Director Stock Option Plan provides non-qualified stock options to non-employee members of the Company's Board of Directors. The stock options are functionally equivalent to such options issued under the EIP discussed above. The exercise price of each stock option granted equals the market price of the Company's stock at the date of grant. The options generally vest immediately.

     The 2003 Director Deferred Compensation Plan permits any of the Company's directors who receive a retainer or other fees for Board or committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of the Company's common stock, or to receive all or a portion of such fees in non-statutory stock options. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the current market price of a share of the Company's common stock. The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of the Company's common stock. The exercise price will equal the fair market value of the Company's common stock at the date the option was issued. The options are fully vested when issued and have a term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               Fiscal
                                                2003        2002         2001
                                                ----        ----         ----

     Expected term in years.................     5.4         5.7          6.0
     Expected volatility....................    60.7%       63.8%        63.0%
     Annual dividend yield..................      --          --           --
     Risk-free interest rate................     3.4%        3.0%         4.9%

     The following tables summarize the Company's various option plans as of January 31, 2004, February 1, 2003, December 31, 2002 and December 31, 2001, and for the year ended January 31, 2004, the month ended February 1, 2003, and the years ended December 31, 2002 and 2001 and information about fixed options outstanding at January 31, 2004:

                                                                        Stock Option Activity
                                  --------------------------------------------------------------------------------------------
                                    January 31, 2004         February 1, 2003               2002                    2001
                                  ---------------------    ---------------------    ---------------------   ------------------
                                               Weighted               Weighted                 Weighted               Weighted
                                                Average                Average                  Average                Average
                                              Per Share               Per Share                Per Share              Per Share
                                               Exercise               Exercise                 Exercise               Exercise
                                   Shares       Price      Shares       Price       Shares       Price     Shares       Price
                                   ------       -----      ------       -----       ------       -----     ------       -----

Outstanding at
   beginning of period......    5,414,023    $ 24.19     5,440,547    $ 24.17     5,683,827     $ 20.39    5,091,120   $ 21.02
Granted.....................    1,904,057      20.54         6,000      25.26     1,723,000       31.54    1,527,250     17.67
Exercised...................     (993,841)     19.57       (12,402)     12.93    (1,632,942)      18.64     (593,597)    17.33
Forfeited ..................     (316,768)     24.01       (20,122)     25.89      (333,338)      25.02     (340,946)    22.66
                                ---------                ---------                ---------                ---------
Outstanding at
   end of period............    6,007,471    $ 23.81     5,414,023    $ 24.19     5,440,547     $ 24.17    5,683,827   $ 20.39
                                =========                =========                =========                =========

Options exercisable
   at end of period.........    2,649,188    $ 24.31     2,340,921    $ 21.84     2,343,879     $ 21.77     2,713,081  $ 20.04
                                =========                =========                =========                =========

Weighted average fair
   value of options
   granted during the
   period...................                 $ 17.08                  $ 15.24                   $ 18.66                $ 11.00





                                                                 Stock Options Outstanding and Exercisable
                                   --------------------------------------------------------------------------------------------
                                                      Options Outstanding                            Options Exercisable
                                   ---------------------------------------------------       ----------------------------------
                                                         Weighted
                                       Number               Average          Weighted             Number             Weighted
Range of                             Outstanding           Remaining          Average           Exercisable           Average
Exercise                           at January 31,         Contractual        Exercise         at January 31,         Exercise
Prices                                  2004                 Life             Price                2004                Price
------                                  ----                 ----             -----                ----                -----

$0.86......................              24,923               (1)             $  0.86               24,923            $  0.86
$2.95 to $8.51.............               8,616             1.1 years            2.96                8,616               2.96
$8.52 to $21.28............           2,737,681             8.0 years           18.88              603,256              17.03
$21.29 to $29.79...........           1,620,075             5.6 years           24.07            1,412,987              24.07
$29.80 to $42.56...........           1,616,176             7.9 years           32.36              599,406              33.47
                                      ---------                                                  ---------

$0.86 to $42.56............           6,007,471                                                  2,649,188
                                      =========                                                  =========

(1) Represent options granted under the SOP in 1993 and 1994. These options have no expiration date.

     On December 11, 2003, the Compensation Committee of the Company's Board of Directors committed to grant to the Company's Chief Executive Officer, a performance share award under the EIP for 30,000 shares based on the Company achieving certain sales and profitability targets in fiscal 2004. If the targets are achieved, 10,000 of the shares vest when they are granted at the end of fiscal 2004 with the remaining shares vesting half at the end of fiscal 2005 and half at the end of fiscal 2006.

Employee Stock Purchase Plan
     Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 759,375 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 506,403 shares as of January 31, 2004.

     The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


     Expected term ............................     3 months
     Expected volatility.......................     14% to 72%
     Annual dividend yield.....................     --
     Risk-free interest rate...................     1.04% to 6.20% (annualized)

     The weighted average per share fair value of those purchase rights granted in 2003, 2002 and 2001 was $4.83, $5.02 and $3.98, respectively.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION AND MONTHS ENDED FEBRUARY 1, 2003 AND JANUARY 31, 2002 FINANCIAL INFORMATION (Unaudited)

     The following table sets forth certain items from the Company's unaudited statements of operations for each quarter of fiscal year 2003 and 2002 and for the months ended February 1, 2003 and January 31, 2002. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter or month are not necessarily indicative of results for a full year or for any future period.

                                                                 First        Second        Third       Fourth
                                                                Quarter      Quarter       Quarter      Quarter
                                                                -------      -------       -------      -------
                                                               (In thousands, except store and per share data)

Fiscal 2003:
     Net sales..........................................      $ 615,568    $ 626,028    $ 665,211    $ 893,065
     Gross profit.......................................        217,788      221,107      243,599      330,326
     Operating income...................................         54,491       47,600       60,365      131,141
     Net income.........................................         32,795       28,799       36,161       79,828
     Diluted net income per share.......................           0.29         0.25         0.31         0.69
     Stores open at end of quarter......................          2,319        2,468        2,511        2,513
     Comparable store net sales increase (1)............           2.2%         5.1%         1.7%         1.6%



                                                                First        Second        Third       Fourth
                                                               Quarter      Quarter       Quarter     Quarter
                                                               -------      -------       -------     -------
                                                              (In thousands, except store and per share data)

Fiscal 2002 (February 1, 2002-February 1, 2003):
     Net sales..........................................       $509,668    $ 512,444    $ 556,864    $ 778,860
     Gross profit.......................................        184,509      183,123      205,183      281,409
     Operating income...................................         45,716       41,240       51,277      109,155
     Income before cumulative effect of a change
       in accounting principle..........................             --           --           --       66,903
     Cumulative effect of a change in
       accounting principle.............................             --           --           --       (5,285)
     Net income.........................................         28,082       24,626       30,894       61,618
     Diluted net income per share before
       cumulative effect of a change in
       accounting principle.............................             --           --           --         0.58
     Cumulative effect of a change in
       accounting principle.............................             --           --           --        (0.04)
     Diluted net income per share.......................           0.25         0.21         0.27         0.54
     Stores open at end of quarter......................          2,048        2,114        2,211        2,272
     Comparable store net sales increase (1)............           0.89%        3.08%        0.43%        (1.7%)

(1) Easter was observed on April 20, 2003, March 31, 2002, and April 15, 2001.


                                                              Month Ended               Month Ended
                                                           February 1, 2003          January 31, 2002
                                                           ----------------          ----------------
     Net sales..........................................     $    160,789             $    132,140
     Gross profit.......................................           46,809                   40,541
     Operating loss.....................................           (8,428)                  (1,895)
     Loss before cumulative effect of a change
       in accounting principle..........................           (5,239)                      --
     Cumulative effect of a change in
       accounting principle.............................           (5,285)                      --
     Net loss...........................................          (10,525)                  (1,097)
     Diluted net loss per share before
       cumulative effect of a change in
       accounting principle.............................            (0.05)                      --
     Cumulative effect of a change in
       accounting principle.............................            (0.04)                      --
     Diluted net loss per share.........................            (0.09)                   (0.01)
     Stores open at end of period.......................            2,272                    1,994


NOTE 14 - SUBSEQUENT EVENT (Unaudited)

     In March 2004, the Company entered into a five-year Revolving Credit Facility (the Facility). The Facility provides for, among other things: (1) a $450,000 revolving line of credit, including up to $50,000 in available letters of credit, bearing interest at LIBOR, plus 0.475%; and (2) an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly. The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Company used availability under the Facility to repay the $142,568 of variable-rate debt (see Note 8). The Company's existing $150,000 revolving credit facility (Old Facility) (see Note 8) was terminated concurrent with entering into the Facility. The net debt issuance costs related to the Old Facility and the variable-rate debt, included in "other assets, net" on the January 31, 2004 accompanying consolidated balance sheet totaling $727, will be charged to interest expense in the first quarter of fiscal 2004. As a result of the repayment of the variable-rate debt, the assets of the variable-interest entity were transferred to the Company and the $25,000, $10,000 and $5,000 interest rate swaps previously designated to the variable-rate date were redesignated to new borrowings under the Facility. This redesignation does not affect the accounting methods used for the individual interest rate swaps.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. CONTROLS AND PROCEDURES

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

(b) Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company is evaluating its internal controls and is in the process of making changes to improve the effectiveness of its internal control structure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 17, 2004, under the caption "Election of Directors."

     Information set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

     The information concerning our code of ethics required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 17, 2004, under the caption "Code of Business Conduct (Code of Ethics)."

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information set forth in the Proxy Statement under the caption "Principal Accounting Fees and Services," is incorporated herein by reference.

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

(b)      The following reports on Form 8-K were filed since November 1, 2003:

     1. Report on Form 8-K, filed April 6, 2004, included a business update for the first quarter of fiscal 2004.

     2. Report on Form 8-K, filed March 31, 2004, included a press release regarding the transition of Dollar Tree Stores, Inc.'s Chief Financial Officer to a new expanded Corporate Secretary position and its nationwide search for a new Chief Financial Officer.

     3. Report on Form 8-K, filed March 19, 2004, regarding the participation of Dollar Tree Stores, Inc. in the Merrill Lynch Retailing Leaders Conference, the closing of a revolving debt facility and the opening of the Ridgefield, Washington distribution center.

     4. Report on Form 8-K, filed February 27, 2004, included the summarized information discussed in Dollar Tree Stores, Inc.'s publicly available telephone conference call on February 24, 2004, regarding its fiscal fourth quarter and full year 2003 earnings results.

     5. Report on Form 8-K, filed February 24, 2004, included a press release regarding earnings for the fiscal fourth quarter ended January 31, 2004 and the year then ended.

     6. Report on Form 8-K, filed February 5, 2004, included a press release regarding the fiscal fourth quarter 2003 sales results.

     7. Report on Form 8-K, filed January 5, 2004, included a business update for the fourth quarter of fiscal 2003.

     8. Report on Form 8-K, filed on December 16, 2003, regarding the appointment of a new member to the Company's Board of Directors.

     9. Report on Form 8-K, filed on November 28, 2003, included the summarized information discussed in Dollar Tree Stores, Inc.'s publicly available telephone conference call on November 25, 2003 regarding its fiscal third quarter 2003 earnings results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DOLLAR TREE STORES, INC.


DATE: April 13, 2004                       By:  /s/ Bob Sasser
                                                -----------------------------
                                                     Bob Sasser
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature               Title                            Date
        ---------               -----                            ----


/s/ Macon F. Brock, Jr.
---------------------------
Macon F. Brock, Jr.           Chairman; Director              April 13, 2004


/s/ Bob Sasser
---------------------------
Bob Sasser                    Chief Executive Officer         April 13, 2004
                              (principal executive officer)


/s/ John F. Megrue
---------------------------
John F. Megrue                Director                        April 13, 2004


/s/ J. Douglas Perry
---------------------------
J. Douglas Perry              Chairman Emeritus; Director     April 13, 2004


/s/ H. Ray Compton
---------------------------
H. Ray Compton                Director                        April 13, 2004


/s/ Frederick C. Coble
---------------------------
Frederick C. Coble            Chief Financial Officer         April 13, 2004
                              (principal financial and
                              accounting officer)

/s/ Richard G. Lesser
---------------------------
Richard G. Lesser             Director                        April 13, 2004


/s/ Thomas A. Saunders, III
---------------------------
Thomas A. Saunders, III       Director                        April 13, 2004


/s/ Eileen R. Scott
---------------------------
Eileen R. Scott               Director                        April 13, 2004


/s/ Thomas E. Whiddon
---------------------------
Thomas E. Whiddon             Director                        April 13, 2004


/s/ Alan L. Wurtzel
---------------------------
Alan L. Wurtzel               Director                        April 13, 2004



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

      10.1 Credit Agreement among Dollar Tree Distribution, Inc., as Borrower, Certain of the Domestic Affiliates of the Borrower from Time to Time Parties Hereto, as Guarantors; the Lender Parties Hereto, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and Wachovia Bank, National Association, as Administrative Agent, dated as of May 30, 2003 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2003, incorporated herein by this reference)

21.   Subsidiaries of the Registrant

      21.1   Subsidiaries

23.   Consents of Experts and Counsel

      23.1   Independent Auditors' Consent

31. Certifications required under Section 302 of the Sarbanes-Oxley Act

      31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

      31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.   Statements under Section 906 of the Sarbanes-Oxley Act

      32.1 Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer
      32.2 Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer