Form 10-K/A
period 2004-01-31
DOLLAR TREE STORES INC
filed 2004-04-23
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

( X )                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                              SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2004

Commission File No. 0-25464

DOLLAR TREE STORES, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1387365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Volvo Parkway, Chesapeake, VA 23320
(Address of principal executive offices)

Registrant’s telephone number, including area code: (757) 321-5000

                                            Securities Registered Pursuant to Section 12(b) of the Act:
                           Title of Each Class                   Name of Each Exchange on Which Registered
                                           None                                                                  None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock (par value $.01 per share)
(Title of Class)

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( )

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

        On April 5, 2004, there were 113,593,263 shares of the Registrant’s Common Stock outstanding.

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

EXPLANATORY NOTE

        Dollar Tree Stores, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2004, as filed with the Securities and Exchange Commission on April 13, 2004 (the “Original Filing”). The Company is filing this amendment to its Original Filing for the following purposes:

(1)	to correct the high and low sales prices of its common stock for fiscal year ended January 31, 2004, in Part II, Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters and

(2)	to incorporate exhibits 10.2, 10.3 and 10.4 in Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        Except as indicated above, no other information included in the Original Filing is amended by this Form 10-K/A Amendment No. 1. In addition, this Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been traded on The Nasdaq Stock Market® under the symbol “DLTR” since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended January 31, 2004:
First Quarter	$26.16	$17.40
Second Quarter	37.62	24.82
Third Quarter	39.75	33.47
Fourth Quarter	38.74	27.36

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 23 of this Form 10-K.

2.

Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The following exhibits, are filed as part of, or incorporated by reference into, this report.

3.	Articles and Bylaws

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

10.1

Credit Agreement among Dollar Tree Distribution, Inc., as Borrower, Certain of the Domestic Affiliates of the Borrower from Time to Time Parties Hereto, as Guarantors; the Lender Parties Hereto, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and Wachovia Bank, National Association, as Administrative Agent, dated as of May 30, 2003 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2003, incorporated herein by this reference)

10.2	2003 Equity Incentive Plan (Exhibit B to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference)

10.3	2003 Non-Employee Director Stock Option Plan (Exhibit C to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference)

10.4	2003 Director Deferred Compensation Plan (Exhibit D to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference)

21.	Subsidiaries of the Registrant

21.1	Subsidiaries (already filed)

23.	Consents of Experts and Counsel

23.1	Independent Auditors' Consent (already filed)

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)     The following reports on Form 8-K were filed since November 1, 2003:

1.	Report on Form 8-K, filed April 6, 2004, included a business update for the first quarter of fiscal 2004.

2.

 Report on Form 8-K, filed March 31, 2004, included a press release regarding the transition of Dollar Tree Stores, Inc.‘s Chief Financial Officer to a new expanded Corporate Secretary position and its nationwide search for a new Chief Financial Officer.

3.

 Report on Form 8-K, filed March 19, 2004, regarding the participation of Dollar Tree Stores, Inc. in the Merrill Lynch Retailing Leaders Conference, the closing of a revolving debt facility and the opening of the Ridgefield, Washington distribution center.

4.

 Report on Form 8-K, filed February 27, 2004, included the summarized information discussed in Dollar Tree Stores, Inc.‘s publicly available telephone conference call on February 24, 2004, regarding its fiscal fourth quarter and full year 2003 earnings results.

5.	Report on Form 8-K, filed February 24, 2004, included a press release regarding earnings for the fiscal fourth quarter ended January 31, 2004 and the year then ended.

6.	Report on Form 8-K, filed February 5, 2004, included a press release regarding the fiscal fourth quarter 2003 sales results.

7.	Report on Form 8-K, filed January 5, 2004, included a business update for the fourth quarter of fiscal 2003.

8.	Report on Form 8-K, filed on December 16, 2003, regarding the appointment of a new member to the Company’s Board of Directors.

9.

 Report on Form 8-K, filed on November 28, 2003, included the summarized information discussed in Dollar Tree Stores, Inc.‘s publicly available telephone conference call on November 25, 2003 regarding its fiscal third quarter 2003 earnings results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         DOLLAR TREE STORES, INC.

DATE: April 23, 2004

By: /s/ Bob Sasser —————————————— Bob Sasser Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*—————————— Macon F. Brock, Jr.	Chairman; Director	April 23, 2004

/s/ Bob Sasser —————————— Bob Sasser	Chief Executive Officer (principal executive officer)	April 23, 2004

*—————————— John F. Megrue	Director	April 23, 2004

*—————————— J. Douglas Perry	Chairman Emeritus; Director	April 23, 2004

*—————————— H. Ray Compton	Director	April 23, 2004

/s/ Frederick C. Coble —————————— Frederick C. Coble	Chief Financial Officer (principal executive officer)	April 23, 2004

*—————————— Richard G. Lesser	Director	April 23,2004

*—————————— Thomas A. Saunders, III	Director	April 23,2004

*—————————— Eileen R. Scott	Director	April 23, 2004

*—————————— Thomas E. Whiddon	Director	April 23, 2004

*—————————— Alan L. Wurtzel	Director	April 23, 2004

*By: /s/ Frederick C. Coble —————————————— Frederick C. Coble attorney-in-fact

Index to Exhibits

   3. Articles and Bylaws

3.1

 Third Restated Articles of Incorporation of Dollar Tree Stores, Inc. (the Company), as amended (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 incorporated herein by this reference)

3.2	Second Restated Bylaws of the Company (Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 33-88502, incorporated herein by this reference)

10. Material Contracts

10.1

Credit Agreement among Dollar Tree Distribution, Inc., as Borrower, Certain of the Domestic Affiliates of the Borrower from Time to Time Parties Hereto, as Guarantors; the Lender Parties Hereto, Fleet National Bank, as Syndication Agent, SunTrust Bank, as Documentation Agent, and Wachovia Bank, National Association, as Administrative Agent, dated as of May 30, 2003 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2003, incorporated herein by this reference)

10.2	2003 Equity Incentive Plan (Exhibit B to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference)

10.3	2003 Non-Employee Director Stock Option Plan (Exhibit C to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference)

10.4	2003 Director Deferred Compensation Plan (Exhibit D to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference)

21.     Subsidiaries of the Registrant

21.1	Subsidiaries (already filed)

23. Consents of Experts and Counsel

23.1	Independent Auditors’ Consent (already filed)

31.          Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32. Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer