Form 10-Q
period 2004-05-01
DOLLAR TREE STORES INC
filed 2004-06-10
CIK 935703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2004

OR

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-25464

DOLLAR TREE STORES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1387365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Volvo Parkway

Chesapeake, Virginia 23320

(Address of principal executive offices)

Telephone Number (757) 321-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 4, 2004, there were 113,540,155 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	May 1, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$146,690	$168,685
Short-term investments	97,500	—
Merchandise inventories	565,219	525,643
Deferred tax asset	13,242	11,716
Prepaid expenses and other current assets	15,852	16,525

Total current assets	838,503	722,569

Property, plant and equipment, net	636,887	613,214
Intangibles, net	123,596	123,738
Other assets, net	21,646	20,785

TOTAL ASSETS	$1,620,632	$1,480,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,000	$25,000
Current installments of obligations under capital leases	6,020	5,324
Accounts payable	139,059	114,972
Other current liabilities	79,388	82,771
Income taxes payable	30,085	37,035

Total current liabilities	273,552	265,102

Long-term debt, excluding current portion	250,000	142,568
Obligations under capital leases, excluding current installments	10,609	12,259
Deferred tax liability	34,016	29,717
Other liabilities	17,666	16,138

Total liabilities	585,843	465,784

Shareholders’ equity:
Common stock, par value $0.01. 300,000,000 shares authorized, 113,624,880 and 114,083,768 shares issued and outstanding at May 1, 2004 and January 31, 2004, respectively	1,136	1,141
Additional paid-in capital	193,767	208,870
Accumulated other comprehensive loss	(757)	(970)
Unearned compensation	(50)	(62)
Retained earnings	840,693	805,543

Total shareholders’ equity	1,034,789	1,014,522
Commitments and contingencies	—	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,620,632	$1,480,306

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Quarter Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003
Net sales	$710,330	$615,568
Cost of sales	459,189	397,780

Gross profit	251,141	217,788

Selling, general and administrative expenses	192,482	163,297

Operating income	58,659	54,491

Interest income	857	810
Interest expense	(2,935)	(2,058)
Changes in fair value of non-hedging interest rate swaps	610	83

Income before income taxes	57,191	53,326

Provision for income taxes	22,041	20,531

Net income	$35,150	$32,795

Net income per share:
Basic	$0.31	$0.29

Diluted	$0.31	$0.29

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
(In thousands)	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net income	$35,150	$32,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,533	23,169
Loss on disposal of property and equipment	744	1,004
Change in fair value of non-hedging interest rate swaps	(610)	(83)
Provision for deferred income taxes	2,640	4,057
Tax benefit of stock option exercises	904	249
Other non-cash adjustments to net income	258	96
Changes in assets and liabilities increasing (decreasing) cash and cash equivalents:
Merchandise inventories	(39,576)	(58,465)
Prepaid expenses and other current assets	672	2,795
Other assets	233	(408)
Accounts payable and other current liabilities	20,705	(52,255)
Income taxes payable	(6,950)	(9,499)
Other liabilities	2,479	2,246

Net cash provided by (used in) operating activities	45,182	(54,299)

Cash flows from investing activities:
Capital expenditures	(52,544)	(63,336)
Purchase of short-term investments	(97,500)	(28,360)
Proceeds from maturities of short-term investments	—	4,700
Acquisition of favorable lease rights	(251)	—
Proceeds from the sale of property and equipment	—	29

Net cash used in investing activities	(150,295)	(86,967)

Cash flows from financing activities:
Proceeds from long-term debt, net of facility fees of $1,094	248,906	—
Repayment of long-term debt	(148,568)	(6,000)
Principal payments under capital lease obligations	(1,140)	(1,657)
Payments for share repurchases	(20,908)	—
Proceeds from stock issued pursuant to stock-based compensation plans	4,828	1,494

Net cash provided by (used in) financing activities	83,118	(6,163)

Net decrease in cash and cash equivalents	(21,995)	(147,429)
Cash and cash equivalents at beginning of period	168,685	237,302

Cash and cash equivalents at end of period	$146,690	$89,873

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$1,482	$1,980
Income taxes	$25,371	$25,742

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended January 31, 2004 contained in the Company’s Annual Report on Form 10-K filed April 13, 2004. The results of operations for the quarter ended May 1, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2005.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of its financial position as of May 1, 2004 and the results of its operations and cash flows for the periods presented. The January 31, 2004 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. REVOLVING CREDIT FACILITY

In March 2004, the Company entered into a five-year Revolving Credit Facility (the Facility). The Facility provides for a $450.0 million revolving line of credit, including up to $50.0 million in available letters of credit, bearing interest at LIBOR, plus 0.475%. The Facility bears an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly. The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.

The Company used availability under the Facility to repay $142.6 million of variable-rate debt and to purchase short-term, government-sponsored municipal bonds. The Company’s existing $150.0 million revolving credit facility (Old Facility) was terminated concurrent with entering into the Facility. The net debt issuance costs related to the Old Facility and the variable-rate debt, included in “other assets, net” on the January 31, 2004 accompanying condensed consolidated balance sheet totaling $0.7 million, were charged to interest expense in the accompanying condensed consolidated income statement for the quarter ended May 1, 2004. As a result of the repayment of the variable-rate debt, the $25.0 million, $10.0 million and $5.0 million interest rate swaps previously designated to the variable-rate debt were redesignated to new borrowings under the Facility. This redesignation does not affect the accounting methods used for the individual interest rate swaps. As of May 1, 2004, there was $250.0 million outstanding under this Facility.

3. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	Quarter Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003
Basic net income per share:
Net income	$35,150	$32,795

Weighted average number of shares outstanding	113,814	114,258

Basic net income per share	$0.31	$0.29

Diluted net income per share:
Net income	$35,150	$32,795

Weighted average number of shares outstanding	113,814	114,258
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method)	853	273

Weighted average number of shares and dilutive potential shares outstanding	114,667	114,531

Diluted net income per share	$0.31	$0.29

At May 1, 2004 and May 3, 2003, 1,555,255 and 5,514,622 stock options, respectively, are not included in the calculation of the weighted average number of common shares and dilutive potential common shares outstanding because their effect would be anti-dilutive.

4. STOCK-BASED COMPENSATION

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

If the accounting provisions of SFAS No. 123 had been adopted, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	Quarter Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003
Net income as reported	$35,150	$32,795
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(2,646)	(3,187)

Net income for SFAS No. 123	$32,504	$29,608

Net income per share:
Basic, as reported	$0.31	$0.29

Basic, pro forma for SFAS No. 123	$0.29	$0.26

Diluted, as reported	$0.31	$0.29

Diluted, pro forma for SFAS No. 123	$0.28	$0.26

These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options’ vesting periods and because additional options may be granted in future periods.

On May 10, 2004, the Board of Directors granted options to employees under the Company’s Equity Incentive Plan to purchase 1,550,750 shares of the Company’s common stock at an exercise price of $25.26 per share. The exercise price represents the fair market value of the Company’s stock at the date of grant.

5. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company’s comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	Quarter Ended
(In thousands)	May 1, 2004	May 3, 2003
Net income	$35,150	$32,795

Fair value adjustment-derivative cash flow hedging instrument	340	(101)
Income tax benefit (expense)	(131)	39

Fair value adjustment, net of tax	209	(62)

Amortization of SFAS No. 133 cumulative effect	6	6
Income tax expense	(2)	(2)

Amortization of SFAS No. 133 cumulative effect, net of tax	4	4

Total comprehensive income	$35,363	$32,737

The cumulative effect recorded in “accumulated other comprehensive loss” is being amortized to expense over the remaining lives of the related interest rate swaps.

Share Repurchase Program

In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. Stock repurchases may be made either in the open market or through privately negotiated transactions. During the quarter ended May 1, 2004, the Company repurchased 699,700 shares for approximately $20.9 million, under this plan. As of May 1, 2004 and June 4, 2004, cumulative stock repurchases under this plan, totaled 1,965,100 and 2,130,100 shares for approximately $59.0 million and $63.2 million, respectively.

6. Litigation Matters

The Company has been named in two suits filed in California State Court related to employment matters for its California store employees. The Company is currently unable to estimate the potential liability under these suits. There can be no assurances that the liability will not be material to its results of operations, accrued liabilities and cash.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTE: Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, pretax margin, net sales growth and earnings growth;

•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase;

•	the average size of our stores to be added in 2004 and beyond;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including the possible effect of future changes in fuel costs, mileage cost and import freight rates;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	changes in our merchandise mix and the effect on gross profit margin and sales;

•	the capabilities of our inventory supply chain technology and other new systems;

•	the impact, capacity, performance and cost of our existing and planned distribution centers;

•	costs of pending and possible future legal claims

•	the adequacy of our internal financial reporting controls;

•	the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for stock-based compensation.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in our Annual Report on Form 10-K filed April 13, 2004:

•	The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in the economy. Adverse economic conditions, such as reduced consumer confidence and spending, or bad weather could significantly reduce our sales.

•	Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, fuel costs, wage levels, inflation, competition and other adverse economic factors because we sell goods at the fixed $1.00 price point.

•	Our merchandise mix relies heavily on imported goods. An increase in the cost of these goods, for example because of inflation in their country of origin, or disruption in the flow of these goods may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. In addition, products and alternative sources may also be of lesser quality and more expensive than those we currently import.

•	We could fail to meet our goals for opening or expanding stores on a timely basis, which could cause our sales to suffer. We may not anticipate all the challenges that our expanding operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, new stores or expanded stores will cause sales at nearby stores to suffer, and we could have difficulties profitably renewing or replacing expiring leases.

•	Our sales may be below expectations during the Christmas selling season, which may cause our operating results to suffer materially.

•	The performance of our distribution system is critical to our operations. We must expand or replace existing distribution centers and build new ones in a timely manner or we will not meet our growth plans. Unforeseen disruptions or costs in operating and expanding our receiving and distribution systems could harm our sales and profitability.

•	Disruptions in the availability of quality, low-cost merchandise in sufficient quantities to maintain our growth may reduce sales and profits.

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

Overview

Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second, sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we compare only those stores that are open throughout both of the periods being compared. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated.

At May 1, 2004 we operated 2,579 stores, in 47 states, with 18.1 million selling square feet compared to 2,319 stores with 13.9 million square feet at May 3, 2003. During the quarter ended May 1, 2004, we opened 79 stores, expanded 44 stores and closed 13 stores, compared to 55 stores opened, 30 stores expanded and 8 stores closed during the quarter ended May 3, 2003. In the first quarter of 2004, we added approximately 1.2 million selling square feet, of which approximately 0.3 million was added through expanding existing stores. The average selling square feet of stores opened during the first quarter of 2004 was approximately 11,000 square feet. For the remainder of 2004 and beyond, we continue to plan to open stores that have approximately 10,000 to 15,000 selling square feet. We believe this size store allows us to achieve our objectives in the markets in which we plan to expand. These stores generate higher sales and operating income per store than our smaller stores and they create an improved shopping environment that invites customers to shop longer and buy more.

Our point-of-sale technology provides us with valuable sales information to assist our buyers and to improve merchandise allocation to the stores. It has enabled us to better control our inventory, which has resulted in more efficient distribution and store operations. We expect the benefits of our supply chain systems, particularly our point-of-sale technology to help improve our inventory turns 10-20 basis points in 2004. At May 1, 2004, we operated point-of-sale systems in approximately 2,100 stores compared to approximately 1,000 stores at May 3, 2003. By the end of 2004, we expect to have rolled out point-of-sale systems to virtually all of our stores that will benefit from the technology.

While we did experience a decline in comparable store net sales of 0.4% in the first quarter of 2004, our stores greater than 10,000 square feet continued to produce favorable comparable store net sales results. In the second quarter of 2004, we expect comparable store net sales growth to be flat to slightly positive, net sales to be $700 million to $715 million and pretax margin to be at least 7%. Our expectations for pretax margin include a continued increase in depreciation expense due to opening larger stores, installation of new technology assets and the opening of new distribution centers.

We expect slightly positive to 3% comparable store net sales growth and net sales of $3.2 billion to $3.3 billion for fiscal 2004. We also expect gross margin, as a percentage of sales, to be approximately 36% for 2004, despite increases in import freight rates and fuel costs, due to better buying focus and cost control. We expect our import freight rates to increase by as much as $5.0 million in 2004. While fuel costs have risen in 2004 and our mileage costs as charged by our domestic carriers are increasing compared to prior years, we do not expect these costs to have a material impact on our results of operations, in part, because of the opening of two new distribution centers in the current year which will reduce the average distance between our distribution centers and the stores that they service. Despite expecting a 36% gross margin as a percentage of sales for 2004, quarterly gross margin results are likely to fluctuate due to factors such as seasonality and shipping and receiving patterns. For example, historically, our first and second quarter gross profit margins have been lower than those in the third and fourth quarters.

Results of Operations

The Quarter Ended May 1, 2004 Compared To The Quarter Ended May 3, 2003

Net sales. Net sales increased 15.4% in the first quarter of 2004 compared to the prior year first quarter. This $94.5 million increase in net sales resulted from sales in our newer stores, which continue to be in the 10,000-15,000 square footage range. Total selling square footage increased 30.2% in the first quarter compared to the prior year quarter. This increase was partially offset by a decline of 0.4% in comparable store sales in the current quarter. Comparable store net sales were negatively affected by an Easter selling season that was nine days shorter than last year’s. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin was 35.4% in the quarters ended May 1, 2004 and May 3, 2003. While gross profit margin remained consistent as compared to last year, the changes in the components of gross margin are detailed below:

•	Merchandise cost, including inbound freight, increased approximately 65 basis points due to a change in merchandise mix in the first quarter of 2004. In the current year approximately 63% of our purchases were domestic compared to 56% in the prior year. This shift in merchandise mix is due to our buying a higher proportion of consumable merchandise for our larger stores. This increase in domestic purchasing resulted from our managing inventory better as we were able to bring goods in closer to the time that they would be sold and balance inventory levels by category. We also shifted some of our import purchasing out of the first quarter this year to later in the year to bring it in closer to the time it will be sold.

•	Also offsetting the increase in merchandise costs was an approximately 75 basis point improvement in shrink and markdown costs. These improvements are the result of the use of point-of-sale data to better manage the inventory and buying processes and better allocate merchandise across store classes through the use of our supply chain systems.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the first quarter of 2004 increased to 27.1%, as a percentage of net sales, compared to 26.5% in last year’s first quarter. Store operating costs increased 45 basis points primarily due to decreased leverage associated with the decrease in comparable store net sales. Depreciation costs increased 25 basis points in the quarter as a result of our larger new and expanded stores and the continued installation of our point-of-sale systems and other technology assets. These increases were partially offset by an approximately 15 basis points decrease in payroll related costs, primarily resulting from continued improvements in store-level labor related productivity.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 8.3% in the first quarter of 2004 compared to 8.9% in the same period of 2003.

Interest Income/Expense. Interest income increased to $0.9 million in the first quarter of 2004 from $0.8 million in the first quarter of 2003. This increase resulted from increased levels of cash and cash equivalents and short-term investments for the first quarter of 2004. Interest expense increased to $2.9 million in the first quarter of 2004 compared to $2.1 million for the first quarter of 2003 due primarily to $0.7 million of deferred financing costs that were charged to interest expense as a result of the refinancing of the $150.0 million credit facility and the repayment of the $142.6 million of variable rate debt in March 2004.

Changes in fair value of non-hedging interest rate swaps. The $0.6 million and $0.1 million in income for the first quarters of 2004 and 2003, respectively, is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The change in the fair values for each quarter is primarily the result of changes in interest rates. Due to the many variables involved in determining the fair value, our management is not able to predict changes in the fair values of our interest rate swaps.

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

The following table compares cash-related information for the quarters ended May 1, 2004 and May 3, 2003:

	Quarter ended
	May 1, 2004	May 3, 2003
	(In millions)
Net cash provided by (used in):
Operating activities	$45.2	$(54.3)
Investing activities	(150.3)	(87.0)
Financing activities	83.1	(6.2)

The $99.5 million increase in cash provided by operating activities was primarily the result of better inventory and payables management. We achieved better inventory management through the use of our point-of-sale technology.

The $63.3 million increase in cash used in investing activities was primarily the result of purchases of short-term government-sponsored municipal bonds partially offset by a decrease in capital expenditures due to lower than expected costs on our distribution center projects.

The $89.3 million increase in cash provided by financing activities was primarily the result of borrowings under our credit facility, net of the repayment of our variable rate debt for our distribution centers. We also paid $20.9 million in the quarter ended May 1, 2004 to repurchase shares under a $200 million authorization granted by our Board of Directors in November 2002. As of May 1, 2004, we have paid a total of $58.9 million to repurchase shares under this authorization.

In March 2004, we entered into a five-year $450.0 million Revolving Credit Facility. This facility bears interest at LIBOR, plus a 0.475% spread. We used availability under this facility to repay $142.6 million of variable rate debt related to our distribution centers and to invest in short-term government-sponsored municipal bonds. As of May 1, 2004 we had $250.0 million outstanding under this facility. We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $74.2 million was committed to letters of credit issued for routine purchases of imported merchandise.

Expected Future Accounting Pronouncements

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

Interest Rate Risk

The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at May 1, 2004:

Hedging Instrument	Receive Variable	Pay Fixed	Knockout Rate	Expiration	Fair Value
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/09	$(1,269,550)
$10.0 million interest rate swap	LIBOR	6.45%	7.41%	6/2/04	$(48,904)
$5.0 million interest rate swap	LIBOR	5.83%	7.41%	6/2/04	$(21,636)
$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/06	$(1,426,718)

Due to the many variables involved in determining the fair value, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay or receive to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

During the first quarter of 2004, we refinanced our debt facilities. In spite of the refinancing, we do not believe there have been any material changes in our interest rate risk exposure.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Pursuant to SEC Rule 13a-15, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the date of our evaluation, our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls

During the period covered by this report, there have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we are evaluating our internal controls and are in the process of making changes to improve the effectiveness of our internal control structure.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time we are defendants in ordinary, routine litigation and proceedings incidental to our business, including:

•	employment-related matters;

•	product safety matters, including product recalls by the Consumer Products Safety Commission;

•	personal injury claims; and

•	the infringement of the intellectual property rights of others.

On July 11, 2001, we were sued in California state court by several employees who allege that our store managers in California should have been classified as non-exempt employees under California law. Therefore, they allege, our store managers should have received overtime compensation. The suit requests that the court certify the case as a class action on behalf of all California store managers, assistant managers and merchandise managers and, among other things, award overtime compensation to these managers from July 11, 1997 through the end of the case. We currently operate 164 stores in California.

On September 19, 2002, we were sued in Alabama Federal Court by a former store manager who alleges that all of our store managers should have been classified as non-exempt employees under the Fair Labor Standards Act. Therefore, he alleges, our store managers should have received overtime compensation. This suit requests that the Alabama Federal Court certify the case as a collective action on behalf of all salaried managers in all our stores and, among other things, award overtime compensation to these managers from September 19, 1999 (or earlier) through the end of the case.

On November 3, 2003, we were sued in California state court by several employees who allege that our California store employees failed to receive meal period breaks and paid rest periods as required by California law. The suit requests that the California state court certify the case as a class action on behalf of all California store employees. Among other things, the suit requests the court to award each of these employees one hour of pay for each meal period break they failed to receive in accordance with law plus one hour of pay for any day in which they failed to receive all rest breaks as required by law. The suit asks that damages be awarded for the period from October 1, 2000 through the end of the case. After the suit was filed, the first California law suit originally filed on July 11, 2001, was amended to include a meal period and rest break claim for our California store managers, assistant managers and merchandise managers.

We will vigorously defend ourselves in all these law suits. We do not believe that these suits, individually or in the aggregate, will have a material adverse affect on our business operations or condition. However, we can give no assurance that these suits, individually or in the aggregate, will not have a material adverse affect on our results of operations, accrued liabilities and cash.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

The following table presents our share repurchase activity for the first quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
February 1 to February 28, 2004	102,000	$32.76	102,000	$158,000
February 29, 2004 to April 3, 2004	516,600	29.52	516,600	142,700
April 4, 2004 to May 1, 2004	81,100	28.31	81,100	140,400

Total	699,700	$29.85	699,700	$140,400

(1)	In November 2002, our Board of Directors authorized the repurchase of up to $200 million of our common stock.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

10.	Material Contracts

10.1	Credit Agreement among Dollar Tree Distribution, Inc., as Borrower, Certain of the Domestic Affiliates of the Borrower from Time to Time Parties Hereto, as Guarantors; the Lender Parties Hereto, SunTrust Bank and National City Bank, as Co-Syndication Agents, Fleet National Bank, as Documentation Agent, and Wachovia Bank, National Association, as Administrative Agent, dated as of March 5, 2004.

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Certifications required under Section 906 of the Sarbanes-Oxley Act

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the first quarter of 2004:

1.	Report on Form 8-K, filed February 5, 2004, included a press release regarding the sales results for the fourth quarter ended January 31, 2004.

2.	Report on Form 8-K, filed February 24, 2004, included a press release regarding the earnings results for the fourth quarter and fiscal year ended January 31, 2004.

3.	Report on Form 8-K, filed February 27, 2004, included a summary of information discussed in the fourth quarter and fiscal year 2004 earnings conference call.

4.	Report on Form 8-K, filed March 19, 2004, included a press release regarding the Company’s plans to make a presentation at the Merrill Lynch Retailing Leaders Conference and the closing of a $450.0 million revolving debt facility.

5.	Report on Form 8-K, filed March 31, 2004, included a press release announcing that the Chief Financial Officer and Corporate Secretary, Frederick C. Coble, plans to transition to a full-time role as Corporate Secretary.

6.	Report on Form 8-K, filed April 6, 2004, included a business update for the first quarter of 2004.

Also, in the second quarter of 2004, we filed the following reports on Form 8-K:

1.	Report on Form 8-K, filed May 6, 2004, included a press release regarding the sales results for the first quarter ended May 1, 2004.

2.	Report on Form 8-K, filed May 26, 2004, included a press release regarding the earnings results for the first quarter ended May 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 10, 2004

DOLLAR TREE STORES, INC.

By:	/s/ Frederick C. Coble
Frederick C. Coble
Chief Financial Officer
(principal financial and accounting officer)