Form 10-Q
period 2004-07-31
DOLLAR TREE STORES INC
filed 2004-09-09
CIK 935703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

As of September 3, 2004, there were 113,033,175 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	July 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$84,513	$168,685
Short-term investments	97,305	—
Merchandise inventories	648,680	525,643
Deferred tax asset	12,983	11,716
Prepaid expenses and other current assets	19,153	16,525

Total current assets	862,634	722,569

Property, plant and equipment, net	641,608	613,214
Intangibles, net	123,265	123,738
Other assets, net	21,763	20,785

TOTAL ASSETS	$1,649,270	$1,480,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,000	$25,000
Current installments of obligations under capital leases	6,668	5,324
Accounts payable	158,065	114,972
Other current liabilities	83,638	82,771
Income taxes payable	5,450	37,035

Total current liabilities	272,821	265,102

Long-term debt, excluding current portion	250,000	142,568
Obligations under capital leases, excluding current installments	9,074	12,259
Deferred tax liability	39,768	29,717
Other liabilities	19,075	16,138

Total liabilities	590,738	465,784

Shareholders’ equity:
Common stock, par value $0.01. 300,000,000 shares authorized, 113,415,781 and 114,083,768 shares issued and outstanding at July 31, 2004 and January 31, 2004, respectively	1,134	1,141
Additional paid-in capital	187,724	208,870
Accumulated other comprehensive loss	(574)	(970)
Unearned compensation	(37)	(62)
Retained earnings	870,285	805,543

Total shareholders’ equity	1,058,532	1,014,522
Commitments and contingencies	—	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,649,270	$1,480,306

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 31, 2004	August 3, 2003	July 31, 2004	August 3, 2003
Net sales	$704,234	$626,028	$1,414,564	$1,241,596
Cost of sales	455,756	404,921	914,945	802,701

Gross profit	248,478	221,107	499,619	438,895

Selling, general and administrative expenses	199,394	173,507	391,876	336,804

Operating income	49,084	47,600	107,743	102,091

Interest income	914	714	1,771	1,524
Interest expense	(2,149)	(2,153)	(5,084)	(4,211)
Changes in fair value of non-hedging interest rate swaps	301	665	911	748

Income before income taxes	48,150	46,826	105,341	100,152

Provision for income taxes	18,558	18,027	40,599	38,558

Net income	$29,592	$28,799	$64,742	$61,594

Net income per share:
Basic	$0.26	$0.25	$0.57	$0.54

Diluted	$0.26	$0.25	$0.57	$0.54

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
(In thousands)	July 31, 2004	August 3, 2004
Cash flows from operating activities:
Net income	$64,742	$61,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,028	47,938
Loss on disposal of property and equipment	1,397	1,933
Change in fair value of non-hedging interest rate swaps	(911)	(748)
Provision for deferred income taxes	8,784	10,881
Tax benefit of stock option exercises	1,369	2,323
Other non-cash adjustments to net income	1,135	212
Changes in assets and liabilities increasing (decreasing) cash and cash equivalents:
Merchandise inventories	(123,037)	(49,386)
Prepaid expenses and other current assets	(2,628)	(4,712)
Other assets	(768)	(1,084)
Accounts payable and other current liabilities	42,448	(46,184)
Income taxes payable	(31,585)	(21,374)
Other liabilities	4,485	1,711

Net cash provided by operating activities	24,459	3,104

Cash flows from investing activities:
Capital expenditures	(87,955)	(99,170)
Purchase of Greenbacks, Inc., net of cash acquired of $1,248	—	(99,560)
Purchase of short-term investments	(102,500)	(30,360)
Proceeds from maturities of short-term investments	5,195	93,885
Acquisition of favorable lease rights	(251)	—
Proceeds from the sale of property and equipment	—	1

Net cash used in investing activities	(185,511)	(135,204)

Cash flows from financing activities:
Proceeds from long-term debt, net of facility fees of $1,094	248,906	—
Repayment of long-term debt	(148,568)	(10,838)
Principal payments under capital lease obligations	(2,313)	(3,927)
Payments for share repurchases	(30,329)	—
Proceeds from stock issued pursuant to stock-based compensation plans	9,184	9,911

Net cash provided by (used in) financing activities	76,880	(4,854)

Net decrease in cash and cash equivalents	(84,172)	(136,954)
Cash and cash equivalents at beginning of period	168,685	237,302

Cash and cash equivalents at end of period	$84,513	$100,348

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$3,356	$3,712
Income taxes	$62,204	$55,501

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended January 31, 2004 contained in the Company’s Annual Report on Form 10-K filed April 13, 2004. The results of operations for the 13 and 26 weeks ended July 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2005.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of its financial position as of July 31, 2004 and the results of its operations and cash flows for the periods presented. The January 31, 2004 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. REVOLVING CREDIT FACILITY

In March 2004, the Company entered into a five-year Revolving Credit Facility (the Facility). The Facility provides for a $450.0 million revolving line of credit, including up to $50.0 million in available letters of credit, bearing interest at LIBOR, plus 0.475%. The Facility bears an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly. The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. As of July 31, 2004, there was $250.0 million outstanding under this Facility.

The Company used availability under the Facility to repay $142.6 million of variable-rate debt and to purchase short-term, government-sponsored municipal bonds. The Company’s existing $150.0 million revolving credit facility (Old Facility) was terminated concurrent with entering into the Facility. The net debt issuance costs related to the Old Facility and the variable-rate debt totaled $0.7 million and are included in “other assets, net” on the January 31, 2004 condensed consolidated balance sheet. These costs were charged to interest expense during the 26 weeks ended July 31, 2004. As a result of the repayment of the variable-rate debt, the $25.0 million, $10.0 million and $5.0 million interest rate swaps previously designated to the variable-rate debt were redesignated to new borrowings under the Facility. This redesignation does not affect the accounting methods used for the individual interest rate swaps.

3. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 31, 2004	August 3, 2003	July 31, 2004	August 3, 2003
Basic net income per share:
Net income	$29,592	$28,799	$64,742	$61,594

Weighted average number of shares outstanding	113,527	114,500	113,671	114,379

Basic net income per share	$0.26	$0.25	$0.57	$0.54

Diluted net income per share:
Net income	$29,592	$28,799	$64,742	$61,594

Weighted average number of shares outstanding	113,527	114,500	113,671	114,379
Dilutive effect of stock options (as determined by applying the treasury stock method)	622	1,099	771	686

Weighted average number of shares and dilutive potential shares outstanding	114,149	115,599	114,442	115,065

Diluted net income per share	$0.26	$0.25	$0.57	$0.54

For the 13 weeks ended July 31, 2004 and August 2, 2003, 1,586,457 and 1,656,102 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive. For the 26 weeks ended July 31, 2004 and August 2, 2003, 1,523,277 and 2,055,188 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

4. STOCK-BASED COMPENSATION

The Company currently applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

If the accounting provisions of SFAS No. 123 had been adopted, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 31, 2004	August 3, 2003	July 31, 2004	August 3, 2003
Net income, as reported	$29,592	$28,799	$64,742	$61,594

Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(4,036)	(3,662)	(6,682)	(6,849)

Net income for SFAS No. 123	$25,556	$25,137	$58,060	$54,745

Net income per share:
Basic, as reported	$0.26	$0.25	$0.57	$0.54

Basic, pro forma for SFAS No. 123	$0.23	$0.22	$0.51	$0.48

Diluted, as reported	$0.26	$0.25	$0.57	$0.54

Diluted, pro forma for SFAS No. 123	$0.22	$0.22	$0.51	$0.48

These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options’ vesting periods and because additional options may be granted in future periods.

On May 10, 2004, the Board of Directors granted options to employees under the Company’s Equity Incentive Plan to purchase 1,513,400 shares of the Company’s common stock at an exercise price of $25.26 per share. The exercise price represents the fair market value of the Company’s stock at the date of grant. For pro forma disclosure purposes, the fair value of these newly granted options was calculated using the Black-Scholes option-pricing model with the following assumptions: expected term in years of 5.4; expected volatility of 59.8%; annual dividend yield of zero; and risk-free interest rate of 3.7%. Using these assumptions, the weighted fair value of options granted on May 10, 2004 was $14.13.

5. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company’s comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 31, 2004	August 3, 2003	July 31, 2004	August 3, 2003
Net income	$29,592	$28,799	$64,742	$61,594

Fair value adjustment-derivative cash flow hedging instrument	296	445	636	344
Income tax expense	(114)	(171)	(245)	(132)

Fair value adjustment, net of tax	182	274	391	212

Amortization of SFAS No. 133 cumulative effect	2	6	8	12
Income tax expense	(1)	(2)	(3)	(4)

Amortization of SFAS No. 133 cumulative effect, net of tax	1	4	5	8

Total comprehensive income	$29,775	$29,077	$65,138	$61,814

The cumulative effect recorded in “accumulated other comprehensive loss” is being amortized to expense over the remaining lives of the related interest rate swaps.

Share Repurchase Program

In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. Stock repurchases may be made either in the open market or through privately negotiated transactions. During the 13 and 26 weeks ended July 31, 2004, the Company repurchased 417,000 and 1,116,700 shares for approximately $10.9 million and $31.8 million, respectively, under this plan. The Company repurchased 57,500 shares, during the last three days of the second quarter, for approximately $1.5 million that had not settled by July 31, 2004. As of July 31, 2004, cumulative stock repurchases under this plan, totaled 2,382,100 shares for approximately $69.9 million.

6. Closing of Woodridge Distribution Center

In June 2004, the Company closed its distribution center in Woodridge, Illinois and transitioned those operations to a new facility in Joliet, Illinois. The lease for the Woodridge facility expires in June 2005. The Company accounts for vacated lease facilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, in the 13 weeks ended July 31, 2004, the Company recorded a $1.1 million charge, representing the present value of the total remaining rent and other occupancy costs directly related to the lease of the vacated Woodridge facility, included in selling, general and administrative expenses.

7. Litigation Matters

The Company has been named in three suits filed in California State Court related to employment matters for its California store employees. The Company is currently unable to estimate the potential liability under these suits. The Company will vigorously defend these lawsuits. The Company does not believe that these suits, individually or in the aggregate, will have an adverse affect on its business operations or condition. However, the Company can give no assurance that these suits, individually or in the aggregate, will not have an adverse affect on its results of operations, accrued liabilities and cash.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, pretax margin, net sales growth and earnings growth;

•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase;

•	the average size of our stores to be added in 2004 and beyond;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including the possible effect of future changes in fuel costs, merchandise mix and import freight rates;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	changes in our merchandise mix and the effect on gross profit margin and sales;

•	the capabilities of our inventory supply chain technology and other new systems;

•	the impact, capacity, performance and cost of our existing and planned distribution centers;

•	costs of pending and possible future legal claims;

•	the adequacy of our internal financial reporting controls;

•	the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for stock-based compensation.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in our Annual Report on Form 10-K filed April 13, 2004:

•	We could fail to meet our goals for opening or expanding stores on a timely basis, which could cause our sales to suffer. We may not anticipate all the challenges that expanding our operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, new stores or expanded stores will cause sales at nearby stores to suffer, and we could have difficulties profitably renewing or replacing expiring leases.

•	The resolution of certain legal matters discussed in Part II, Item 1, of this Form 10-Q, could have a material adverse affect on our results of operations, accrued liabilities and cash.

•	The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in the economy. Adverse economic conditions, such as reduced consumer confidence and spending, or bad weather could significantly reduce our sales.

•	Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, fuel costs, wage levels, inflation, competition and other adverse economic factors because we sell goods at the fixed $1.00 price point.

•	Our merchandise mix relies heavily on imported goods. An increase in the cost of these goods, for example because of inflation in their country of origin, or disruption in the flow of these goods may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. In addition, products and alternative sources may also be of lesser quality and more expensive than those we currently import.

•	Our sales may be below expectations during the Christmas selling season, which may cause our operating results to suffer materially.

•	The performance of our distribution system is critical to our operations. We must expand or replace existing distribution centers and build new ones in a timely manner or we will not meet our growth plans. Unforeseen disruptions or costs in operating and expanding our receiving and distribution systems could harm our sales and profitability.

•	Disruptions in the availability of quality, low-cost merchandise in sufficient quantities to maintain our growth may reduce sales and profits.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report, as we have a policy against confirming information issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

At July 31, 2004 we operated 2,612 stores in 48 states, with 18.7 million selling square feet compared to 2,468 stores with 15.7 million square feet at August 2, 2003. During the

26 weeks ended July 31, 2004, we opened 117 stores, expanded 73 stores and closed 17 stores, compared to 116 stores opened, 100 Greenbacks stores added, 65 stores expanded and 20 stores closed during the 26 weeks ended August 2, 2003. The number of new store openings in 2004 has been less than we planned through July 31, 2004; however, we believe that we will meet our 20% square footage growth target for fiscal year end 2004. New store openings will occur later in the year than previously planned, which has reduced our expected sales for fiscal 2004, particularly in the third quarter of fiscal 2004. This reduction has been reflected in our current third quarter and full year fiscal 2004 sales estimates discussed below. In the 13 and 26 weeks ended July 31, 2004, we added approximately 0.6 million and 1.8 million selling square feet, respectively, of which approximately 0.2 million and 0.5 million, respectively, were added through expanding existing stores. The average selling square feet of stores opened during the 13 and 26 weeks ended July 31, 2004 was approximately 11,000 square feet. For the remainder of 2004 and beyond, we continue to plan to open stores that have approximately 10,000 to 15,000 selling square feet. We believe this size store allows us to achieve our objectives in the markets in which we plan to expand. These stores generate higher sales and operating income per store than our smaller stores and we believe that they create an improved shopping environment that invites customers to shop longer and buy more.

Our point-of-sale technology provides us with valuable sales information to assist our buyers and to improve merchandise allocation to the stores. It has enabled us to better control our inventory, which has resulted in more efficient distribution and store operations. During the 13 weeks ended July 31, 2004, we completed the roll-out of our point-of-sale systems to virtually all of our stores that will benefit from it.

While we experienced a decline in comparable store net sales of 0.2% for the 13 and 26 weeks ended July 31, 2004, our stores greater than 10,000 square feet continue to produce our best comparable store net sales results. Our decline in comparable store net sales would have been greater if not for the positive effect of relocated stores. In the third quarter of 2004, we expect comparable store net sales growth to be flat to slightly positive and net sales to be $730 million to $750 million.

We expect flat to slightly positive comparable store net sales growth, net sales of $3.15 billion to $3.2 billion and earnings per diluted share of $1.65 to $1.73 for fiscal 2004. We also expect gross margin, as a percentage of sales, to be approximately 36% for 2004, despite increases in import freight rates and fuel costs. We expect these freight increases to be offset with lower merchandise cost and continued control of other costs. We expect our import freight rates to increase by as much as $5.0 million in 2004. While fuel costs have risen in 2004 and our mileage costs as charged by our domestic carriers are increasing compared to prior years, we do not expect these costs to have a material impact on our results of operations, in part, because of the opening of two new distribution centers in the current year which will reduce the average distance between our distribution centers and the stores that they service. Despite expecting a 36% gross margin as a percentage of sales for 2004, quarterly gross margin results are likely to fluctuate due primarily to the seasonality of the business and change in merchandise mix. For example, historically, our first and second quarter gross profit margins have been lower than those in the third and fourth quarters.

Results of Operations

13 Weeks Ended July 31, 2004 Compared to The 13 Weeks Ended August 2, 2003

Net sales. Net sales increased 12.5%, or $78.2 million, resulting from sales in our new stores, which continue to be in the 10,000-15,000 square footage range. This increase was partially offset by a slight decline of 0.2% in comparable store net sales in the current quarter. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin was 35.3% for both periods. While gross profit margin remained consistent as compared to last year, the changes in the components of gross margin are detailed below:

•	Merchandise cost, including inbound freight, decreased approximately 55 basis points as a result of better pricing on both domestic and import merchandise. Partially offsetting the better pricing was an increase in inbound freight costs due to higher import rates and increases in fuel costs.

•	Shrink expense decreased approximately 50 basis points in the period. We completed almost all of our store inventories by the end of the second quarter and adjusted shrink to reflect the improved shrink rate. Our future shrink accrual will be recorded using this improved rate.

•	Occupancy costs increased approximately 70 basis points due to decreased leverage associated with the decrease in comparable store net sales.

•	Outbound freight rates increased approximately 30 basis points due primarily to increased fuel costs and lower inventory value per carton shipped.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current period increased to 28.3%, as a percentage of net sales, compared to 27.7% in for the same period last year. This increase was primarily due to the following:

•	Depreciation costs increased 30 basis points in the quarter as a result of our larger new and expanded stores and the continued installation of our point-of-sale systems and other technology assets.

•	Store operating costs increased approximately 20 basis points in the current period, primarily due to decreased leverage associated with the decrease in comparable store net sales.

•	We accrued $1.1 million, or approximately 15 basis points, of exit costs in the current period as a result of closing our Woodridge distribution center, as we transitioned to our new Joliet facility.

•	These increases were partially offset by an approximate 15 basis point decrease in payroll related costs, primarily resulting from continued improvements in store-level productivity.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 7.0% in the second quarter of 2004 compared to 7.6% in the same period of 2003.

Interest Income/Expense. Interest income increased to $0.9 million compared to $0.7 million in the prior year period. This increase resulted from increased levels of cash and cash equivalents and short-term investments for the second quarter of 2004. Interest expense was approximately $2.2 million for both periods.

Changes in fair value of non-hedging interest rate swaps. The $0.3 million and $0.7 million in income for the second quarters of 2004 and 2003, respectively, is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The change in the fair values for each quarter is primarily the result of changes in interest rates. Due to the many variables involved in determining the fair value, management is not able to predict changes in the fair values of our interest rate swaps through the swap termination dates. Our $10.0 million and $5.0 million non-hedging interest rate swaps expired during the second quarter of 2004.

26 Weeks Ended July 31, 2004 Compared to The 26 Weeks Ended August 2, 2003

Net sales. Net sales increased 13.9%, or $173.0 million resulting from sales in our new stores, which continue to be in the 10,000-15,000 square footage range. This increase was partially offset by a slight decline of 0.2% in comparable store sales in the current period. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin was 35.3% for both periods. While gross profit margin remained consistent as compared to last year, the changes in the components of gross margin are detailed below:

•	Merchandise cost, including inbound freight, remained consistent, as a percentage of sales for the period as compared to prior year. Increases in inbound freight costs and increases in volume of domestic purchases, which historically have a higher cost than import purchases, were partially offset by better pricing on both domestic and import merchandise. The increase in inbound freight costs is due to higher fuel costs and higher import rates. The increase in domestic purchases is due to our buying a higher proportion of consumable merchandise for our larger stores.

•	Shrink and markdown expense decreased approximately 70 basis points. We completed almost all of our store inventories by the end of the second quarter and adjusted shrink to reflect the improved shrink rate. Our future shrink accrual will be recorded using this improved rate. Markdown expense improved primarily due to the use of point-of-sale data to better allocate merchandise across our stores through the use of our supply chain systems.

•	Occupancy costs increased approximately 50 basis point due to decreased leverage associated with the decrease in comparable store net sales.

•	Outbound freight rates increased an approximate 20 basis points due primarily to increased fuel costs and lower value per carton shipped.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current period increased to 27.7%, as a percentage of net sales, compared to 27.1% in for the same period last year. The increase is primarily due to the following:

•	Depreciation costs increased approximately 30 basis points in the period as a result of our larger new and expanded stores, the continued installation of our point-of-sale systems and other technology assets.

•	Store operating costs increased approximately 30 basis points, primarily due to decreased leverage associated with the decrease in comparable store net sales.

•	We accrued $1.1 million, or approximately 10 basis points, of exit costs in the current period as a result of closing our Woodridge distribution center, as we transitioned to our new Joliet facility.

•	These increases were partially offset by an approximate 10 basis point decrease in payroll related costs, primarily resulting from continued improvements in store-level productivity.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 7.6% for the 26 weeks ended July 31, 2004 compared to 8.2% for the 26 weeks ended August 2, 2003.

Interest Income/Expense. Interest income increased to $1.8 million compared to $1.5 million in the prior year period. This increase resulted from increased levels of cash and cash equivalents and short-term investments in 2004. Interest expense increased to $5.1 million in the current period compared to $4.2 million last year due primarily to $0.7 million of deferred financing costs that were charged to interest expense as a result of the refinancing of the $150.0 million credit facility and the repayment of the $142.6 million of variable rate debt in March 2004.

Changes in fair value of non-hedging interest rate swaps. The $0.9 million and $0.7 million in income for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively, is the result of reflecting our non-hedging interest rate swaps at their fair values in accordance with SFAS No. 133. The change in the fair values for each quarter is primarily the result of changes in interest rates. Due to the many variables involved in determining the fair value, management is not able to predict changes in the fair values of our interest rate swaps through the swap termination dates. Our $10.0 million and $5.0 million interest rate swaps expired during the second quarter of 2004.

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

The following table compares cash-related information for the 26 weeks ended July 31, 2004 and August 2, 2003:

	26 Weeks Ended
	July 31, 2004	August 2, 2003
Net cash provided by (used in):

Operating activities	$24.5	$3.1

Investing activities	(185.5)	(135.2)

Financing activities	76.9	(4.9)

The $21.4 million increase in cash provided by operating activities was primarily the result of better payables management and increased earnings before depreciation and amortization. These increases were offset by increased inventory levels due primarily to the early receipt of import merchandise at the distribution centers at the end of the second quarter of fiscal 2004.

The $50.3 million increase in cash used in investing activities was primarily the result of purchases of short-term government-sponsored municipal bonds partially offset by a decrease in capital expenditures due to lower than expected costs on our distribution center projects. In the prior year, we used the proceeds received from the sale of our short-term investments to pay for the purchase of Greenbacks, Inc.

The $81.8 million increase in cash provided by financing activities was primarily the result of borrowings under our credit facility, net of the repayment of our variable rate debt for our distribution centers. We also paid $30.3 million in the 26 weeks ended July 31, 2004 to repurchase shares under a $200 million authorization granted by our Board of Directors in November 2002. As of July 31, 2004, we have paid a total of $68.4 million to repurchase shares under this authorization. We have made additional share repurchases in the third quarter of fiscal 2004 and as of September 3, 2004, we have paid a total of $84.4 million to repurchase shares under this authorization.

In March 2004, we entered into a five-year $450.0 million Revolving Credit Facility. This facility bears interest at LIBOR, plus a 0.475% spread. We used availability under this facility to repay $142.6 million of variable rate debt related to our distribution centers and to invest in short-term government-sponsored municipal bonds. As of July 31, 2004 we had $250.0 million outstanding under this facility. We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $106.4 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 31, 2004.

Expected Future Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board issued an exposure draft addressing the accounting for stock-based compensation. A final standard is expected by the end of 2004. Proposed changes to the existing rules require companies to recognize compensation expense for stock option grants. When the new rules are enacted, we expect our results of operations to be adversely affected; however, our cash flow and the underlying economics of our financial condition are not expected to be materially affected. We will continue to monitor the development of the new standard and review our stock-based compensation plans accordingly.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. One of our interest rate swaps does not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because it contains provisions that “knockout” the swap when the variable interest rate exceeds a predetermined rate.

Interest Rate Risk

The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at July 31, 2004:

Hedging Instrument	Receive Variable	Pay Fixed	Knockout Rate	Expiration	Fair Value
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/2009	$(1,039,341)
$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/2006	$(1,130,684)

Due to the many variables involved in determining the fair value, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay or receive to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

During the first quarter of 2004, we refinanced our debt facilities and in June of 2004 our $10.0 million and $5.0 million interest rate swaps expired. In spite of the refinancing and the expiration of these swap agreements, we do not believe there have been any material changes in our interest rate risk exposure.

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

Pursuant to SEC Rule 13a-15, effective as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the date of our evaluation, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On July 11, 2001, a complaint was filed in California state court by several employees who allege that our store managers in California should have been classified as non-exempt employees under California law. Therefore, they allege, our store managers should have received overtime compensation. The suit requests that the court certify the case as a class action on behalf of all California store managers, assistant managers and merchandise managers and, among other things, award overtime compensation to these managers from July 11, 1997 through the end of the case. We currently operate 164 stores in California.

On September 19, 2002, a complaint was filed in Alabama Federal Court by a former store manager who alleges that all of our store managers should have been classified as non-exempt employees under the Fair Labor Standards Act. Therefore, he alleges, our store managers should have received overtime compensation. This suit requests that the Alabama Federal Court certify the case as a collective action on behalf of all salaried managers in all our stores and, among other things, award overtime compensation to these managers from September 19, 1999 (or earlier) through the end of the case.

On November 3, 2003, a complaint was filed in California state court by several employees who allege that our California store employees failed to receive meal period breaks and paid rest periods as required by California law. The suit requests that the California state court certify the case as a class action on behalf of all California store employees. Among other things, the suit requests the court to award each of these employees one hour of pay for each meal period break they failed to receive in accordance with law plus one hour of pay for any day in which they failed to receive all rest breaks as required by law. The suit asks that damages be awarded for the period from October 1, 2000 through the end of the case. After the suit was filed, the first California law suit originally filed on July 11, 2001, was amended to include a meal period and rest break claim for our California store managers, assistant managers and merchandise managers.

On July 30, 2004, a complaint was filed in California state court by several current and former employees who allege that our store managers and assistant managers in California should have been classified as non-exempt, hourly employees under California law. Therefore, they allege, these employees should have received overtime compensation and should have taken rest and meal period breaks. The suit seeks to have the court certify the case as a class action on behalf of all California store employees who were misclassified as exempt, salaried employees, were denied rest and meal period breaks, or were required to work off the clock and, among other things, award overtime compensation to these employees and compensatory and punitive damages.

We will vigorously defend ourselves in all these law suits. We do not believe that these suits, individually or in the aggregate, will have an adverse affect on our business operations or condition. However, we can give no assurance that these suits, individually or in the aggregate, will not have an adverse affect on our results of operations, accrued liabilities and cash.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended July 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
May 2, 2004 to May 29, 2004	165,000	$25.42	165,000	$136,800
May 30, 2004 to July 3, 2004	88,000	27.41	88,000	134,200
July 4, 2004 to July 31, 2004	164,000	26.30	164,000	130,100

Total	417,000	$26.19	417,000	$130,100

(1)	In November 2002, our Board of Directors authorized the repurchase of up to $200 million of our common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Shareholders held on June 17, 2004, an amendment to the bylaws expanding the maximum size of the Board of Directors to 11 members was approved:

	Votes For	Votes Withheld
Amendment to Bylaws	104,498,916	927,448

Also, the following individuals were elected to the Board of Directors:

H. Ray Compton	97,489,707	8,016,040
John F. Megrue	97,745,737	7,760,010
Alan L. Wurtzel	97,786,997	7,718,750
Bob Sasser	99,721,405	5,784,342
Thomas E. Whiddon	99,762,456	5,743,291

In addition, the following plans or plan amendments were approved:

2004 Executive Officer Equity Plan	77,420,629	15,963,409
2004 Executive Officer Cash Bonus Plan	100,341,600	5,053,521
Amendment to the 2003 Equity Incentive Plan	81,997,877	11,391,125

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

10. Material Contracts

10.1	Dollar Tree Stores, Inc. 2003 Equity Incentive Plan (as amended) (Exhibit A to the Company’s 2004 Definitive Proxy Statement on Schedule 14-A, initially filed with the Commission on April 29, 2004, which is incorporated herein by this reference).

10.2	Dollar Tree Stores, Inc. 2004 Executive Officer Equity Plan (Exhibit B to the Company’s 2004 Definitive Proxy Statement on Schedule 14-A, initially filed with the Commission on April 29, 2004, which is incorporated herein by this reference).

10.3	Dollar Tree Stores, Inc. 2004 Executive Officer Cash Compensation Plan (Exhibit C to the Company’s 2004 Definitive Proxy Statement on Schedule 14-A, initially filed with the Commission on April 29, 2004, which is incorporated herein by this reference).

31. Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32. Certifications required under Section 906 of the Sarbanes-Oxley Act

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 9, 2004

DOLLAR TREE STORES, INC.

By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer
(principal financial and accounting officer)