Form 10-Q
period 2004-10-30
DOLLAR TREE STORES INC
filed 2004-12-09
CIK 935703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2004

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

As of December 3, 2004, there were 112,942,142 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share data)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$723,967	$665,211	$2,138,531	$1,906,807
Cost of sales	467,463	421,612	1,382,408	1,224,313

Gross profit	256,504	243,599	756,123	682,494

Selling, general and administrative expenses	202,915	183,234	594,791	520,038

Operating income	53,589	60,365	161,332	162,456

Interest expense, net	(1,762)	(1,566)	(4,164)	(3,505)

Income before income taxes	51,827	58,799	157,168	158,951

Provision for income taxes	19,973	22,638	60,572	61,196

Net income	$31,854	$36,161	$96,596	$97,755

Net income per share:
Basic	$0.28	$0.31	$0.85	$0.85

Diluted	$0.28	$0.31	$0.85	$0.85

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	October 30, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$87,844	$168,685
Short-term investments	10,000	—
Merchandise inventories	775,292	525,643
Other current assets	45,276	28,241

Total current assets	918,412	722,569

Property, plant and equipment, net	661,147	613,214
Intangibles, net	124,590	123,738
Other assets, net	8,455	20,785

TOTAL ASSETS	$1,712,604	$1,480,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,000	$25,000
Accounts payable	173,856	114,972
Other current liabilities	108,772	88,095
Income taxes payable	6,029	37,035

Total current liabilities	307,657	265,102

Long-term debt, excluding current portion	250,000	142,568
Other liabilities	78,582	58,114

Total liabilities	636,239	465,784

Shareholders’ equity:
Common stock, par value $0.01. 300,000,000 shares authorized, 112,836,249 and 114,083,768 shares issued and outstanding at October 30, 2004 and January 31, 2004, respectively	1,128	1,141
Additional paid-in capital	173,733	208,870
Accumulated other comprehensive loss	(502)	(970)
Unearned compensation	(133)	(62)
Retained earnings	902,139	805,543

Total shareholders’ equity	1,076,365	1,014,522
Commitments and contingencies	—	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,712,604	$1,480,306

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
(In thousands)	October 30, 2004	November 1, 2003
Cash flows from operating activities:
Net income	$96,596	$97,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,895	74,093
Other non-cash adjustments to net income	27,694	25,593
Changes in working capital	(203,560)	(191,733)

Net cash provided by operating activities	11,625	5,708

Cash flows from investing activities:
Capital expenditures	(140,017)	(178,578)
Purchase of Greenbacks, Inc., net of cash acquired of $1,248	—	(99,560)
Purchase of short-term investments	(110,500)	(30,360)
Proceeds from maturities of short-term investments	100,500	93,885
Other	(1,925)	(3,052)

Net cash used in investing activities	(151,942)	(217,665)

Cash flows from financing activities:
Proceeds from long-term debt, net of facility fees of $1,094	248,906	39,700
Repayment of long-term debt	(148,568)	(11,813)
Principal payments under capital lease obligations	(3,537)	(5,681)
Payments for share repurchases	(48,611)	—
Proceeds from stock issued pursuant to stock-based compensation plans	11,286	19,587

Net cash provided by financing activities	59,476	41,793

Net decrease in cash and cash equivalents	(80,841)	(170,164)
Cash and cash equivalents at beginning of period	168,685	237,302

Cash and cash equivalents at end of period	$87,844	$67,138

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$5,559	$5,598
Income taxes	$67,359	$57,432

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended January 31, 2004 contained in the Company’s Annual Report on Form 10-K filed April 13, 2004. The results of operations for the 13 and 39 weeks ended October 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2005.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of its financial position as of October 30, 2004 and the results of its operations and cash flows for the periods presented. The January 31, 2004 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2003 amounts have been reclassified for comparability with the current period presentation.

2. REVOLVING CREDIT FACILITY

In March 2004, the Company entered into a five-year Revolving Credit Facility (the Facility). The Facility provides for a $450.0 million revolving line of credit, including up to $50.0 million available for letters of credit, bearing interest at LIBOR, plus 0.475%. The Facility bears an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly. The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. As of October 30, 2004, there was $250.0 million outstanding under this Facility.

The Company used availability under the Facility to repay $142.6 million of variable-rate debt and to purchase short-term, government-sponsored municipal bonds. The Company’s $150.0 million revolving credit facility (Old Facility) was terminated concurrent with entering into the Facility. The net debt issuance costs related to the Old Facility and the variable-rate debt totaled $0.7 million and are included in “other assets, net” on the January 31, 2004 condensed consolidated balance sheet. These costs were charged to interest expense during the 39 weeks ended October 30, 2004. As a result of the repayment of the variable-rate debt, the $25.0 million, $10.0 million and $5.0 million interest rate swaps previously designated to the variable-rate debt were redesignated to new borrowings under the Facility. This redesignation does not affect the accounting methods used for the individual interest rate swaps.

3. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share data)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Basic net income per share:
Net income	$31,854	$36,161	$96,596	$97,755

Weighted average number of shares outstanding	112,890	115,038	113,411	114,599

Basic net income per share	$0.28	$0.31	$0.85	$0.85

Diluted net income per share:
Net income	$31,854	$36,161	$96,596	$97,755

Weighted average number of shares outstanding	112,890	115,038	113,411	114,599
Dilutive effect of stock options (as determined by applying the treasury stock method)	483	1,389	693	919

Weighted average number of shares and dilutive potential shares outstanding	113,373	116,427	114,104	115,518

Diluted net income per share	$0.28	$0.31	$0.85	$0.85

For the 13 weeks ended October 30, 2004 and November 1, 2003, 1,957,889 and 172,359 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive. For the 39 weeks ended October 30, 2004 and November 1, 2003, 1,512,428 and 1,596,475 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

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

If the accounting provisions of SFAS No. 123 had been adopted, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	13 Weeks Ended		39 Weeks Ended
(In thousands, except per share data)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net income, as reported	$31,854	$36,161	$96,596	$97,755

Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(3,296)	(3,178)	(9,979)	(10,027)

Net income for SFAS No. 123	$28,558	$32,983	$86,617	$87,728

Net income per share:
Basic, as reported	$0.28	$0.31	$0.85	$0.85

Basic, pro forma for SFAS No. 123	$0.25	$0.29	$0.76	$0.77

Diluted, as reported	$0.28	$0.31	$0.85	$0.85

Diluted, pro forma for SFAS No. 123	$0.25	$0.28	$0.76	$0.76

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

5. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company’s comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		39 Weeks Ended
(In thousands)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net income	$31,854	$36,161	$96,596	$97,755

Fair value adjustment-derivative cash flow hedging instrument	126	41	762	385
Income tax expense	(48)	(16)	(293)	(148)

Fair value adjustment, net of tax	78	25	469	237

Amortization of SFAS No. 133 cumulative effect	(10)	6	(2)	18
Income tax expense	4	(3)	1	(7)

Amortization of SFAS No. 133 cumulative effect, net of tax	(6)	3	(1)	11

Total comprehensive income	$31,926	$36,189	$97,064	$98,003

The cumulative effect recorded in “accumulated other comprehensive loss” is being amortized to expense over the remaining lives of the related interest rate swaps.

Share Repurchase Program

In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. Stock repurchases may be made until November 2005 in either the open market or through privately negotiated transactions. During the 13 and 39 weeks ended October 30, 2004, the Company repurchased 693,253 and 1,809,953 shares for approximately $16.8 million and $48.6 million, respectively, under this plan. As of October 30, 2004 cumulative stock repurchases under this plan, totaled 3,075,353 shares for approximately $86.7 million.

6. Closing of Woodridge Distribution Center

In June 2004, the Company closed its distribution center in Woodridge, Illinois and transitioned those operations to a new facility in Joliet, Illinois. The lease for the Woodridge facility expires in June 2005. The Company accounts for vacated lease facilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, in the 39 weeks ended October 30, 2004, the Company recorded a $1.1 million charge, representing the present value of the total remaining rent and other occupancy costs directly related to the lease of the vacated Woodridge facility, which is included in selling, general and administrative expenses.

7. Litigation Matters

The Company has been named in three suits filed in California State Court related to employment matters for its California store employees. The Company is currently unable to estimate the potential liability under certain of these suits. The Company intends to vigorously defend all these lawsuits. The Company does not believe that these suits, individually or in the aggregate, will have an adverse affect on its business operations or condition. However, the Company can give no assurance that these suits, individually or in the aggregate, will not have an adverse affect on its results of operations, accrued liabilities and cash.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	the average size of our stores to be added in 2004 and beyond;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including the possible effect of future changes in fuel costs and trans-Pacific freight rates;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the capabilities of our inventory supply chain technology and other new systems;

•	the impact, capacity, performance and cost of our existing distribution centers;

•	costs of pending and possible future legal claims;

•	the adequacy of our internal financial reporting controls;

•	the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for stock-based compensation.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in our Annual Report on Form 10-K filed April 13, 2004:

•	We could fail to meet our goals for opening or expanding stores on a timely basis, which could cause our sales to suffer. We may not anticipate all the challenges that expanding our operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, new stores or expanded stores will cause sales at nearby stores to suffer, and we could have difficulties profitably renewing or replacing expiring leases.

•	The resolution of certain legal matters discussed in Part II, Item 1, of this Form 10-Q, could have a material adverse affect on our results of operations, accrued liabilities and cash.

•	Adverse economic conditions, such as reduced consumer confidence and spending due to inflation or other factors, or bad weather could significantly reduce our sales. The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in the economy.

•	Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, fuel costs, wage levels, inflation, competition and other adverse economic factors because we sell goods at the fixed $1.00 price point.

•	Our merchandise mix relies heavily on imported goods. An increase in the cost of these goods, for example because of inflation in their country of origin or currency revaluations, or disruption in the flow of these goods may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. In addition, products and alternative sources may also be of lesser quality and more expensive than those we currently import.

•	Our sales may be below expectations during the Christmas selling season, which may cause our operating results to suffer materially.

•	The performance of our distribution system is critical to our operations. Unforeseen disruptions or costs in operating and expanding our receiving and distribution systems could harm our sales and profitability.

•	Disruptions in the availability of quality, low-cost merchandise in sufficient quantities to maintain our growth may reduce sales and profits.

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

Overview

Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we compare only those stores that are open throughout both of the periods being compared. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated.

At October 30, 2004 we operated 2,674 stores in 48 states, with 19.6 million selling square feet compared to 2,511 stores with 16.6 million square feet at November 1, 2003. During the 39 weeks ended October 30, 2004, we opened 181 stores, expanded 110 stores and closed 20 stores, compared to 166 stores opened, 100 Greenbacks stores added, 110 stores expanded and 27 stores closed during the 39 weeks ended November 1, 2003. The number of new store openings in 2004 has been less than we planned through October 30, 2004; however, we met our 20% square footage growth target for fiscal year end 2004 prior to Thanksgiving. New store openings have occurred later in the year than previously planned, which has reduced our expected sales for fiscal 2004. In the 13 and 39 weeks ended October 30, 2004, we added approximately 0.9 million and 2.7 million selling square feet, respectively, of which approximately 0.3 million and 0.8 million, respectively, were added through expanding existing stores. The average selling square feet of stores opened during the 13 and 39 weeks ended October 30, 2004 was approximately 11,000 square feet. For the remainder of 2004 and beyond, we continue to plan to open stores that have approximately 10,000 to 15,000 selling square feet. These stores generate higher sales and operating income per store than our smaller stores and we believe that they create an improved shopping environment that invites customers to shop longer and buy more.

Our point-of-sale technology provides us with valuable sales information to assist our buyers and to improve merchandise allocation to the stores. We believe that it will enable us to better control our inventory, which will result in more efficient distribution and store operations. During the first half of fiscal 2004, we completed the roll-out of our point-of-sale systems to most of our stores.

For the 13 and 39 weeks ended October 30, 2004 we have experienced slight increases in comparable store net sales of 0.7% and 0.2%, respectively. If not for the positive effect of relocated stores, our comparable store net sales results would have been negative. Our stores between 10,000 and 15,000 square feet continue to produce our best comparable store net sales results.

We expect our trans-Pacific shipping rates to increase by approximately $4.0 million in 2004. While fuel costs have risen in 2004 and our mileage costs as charged by our domestic carriers are increasing compared to prior years, we do not expect these costs to have a material impact on our results of operations, in part, because of the opening of two new distribution centers in the current year which has reduced the average distance between our distribution centers and the stores that they service.

Results of Operations

13 Weeks Ended October 30, 2004 Compared to The 13 Weeks Ended November 1, 2003

Net sales. Net sales increased 8.8%, or $58.8 million, resulting from sales in our new and relocated stores, which continue to be in the 10,000-15,000 square footage range and an increase of 0.7% in comparable store net sales in the current quarter. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 35.4% in the current quarter compared to 36.6% in the prior year quarter. The decrease was primarily due to the following:

•	Merchandise cost, including inbound freight, increased approximately 10 basis points as a result of increased inbound freight costs arising from increases in fuel costs and slightly higher import rates. Partially offsetting the increased freight rates was better pricing on both domestic and import merchandise.

•	Markdown expense increased approximately 50 basis points in the period due primarily to hurricane related markdowns in the period and adjustments to decrease the required markdown reserve in the prior year third quarter.

•	Shrink expense increased approximately 30 basis points primarily due to an adjustment reducing the shrink reserve in the prior year third quarter to reflect actual physical inventory results. This adjustment was recorded in the second quarter in the current year.

•	Occupancy costs increased approximately 30 basis points due to decreased leverage associated with a low comparable store net sales increase.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current period increased to 28.0%, as a percentage of net sales, compared to 27.5% in for the same period last year. This increase was primarily due to the following:

•	Depreciation costs increased approximately 30 basis points in the quarter as a result of our larger new and expanded stores and the continued installation of our point-of-sale systems and other technology assets.

•	Store operating costs increased approximately 20 basis points in the current period, primarily due to decreased leverage associated with a low comparable store net sales increase and increased repairs and maintenance costs due primarily to hurricane damage.

•	Advertising costs increased approximately 20 basis points in the current period due to a fall advertising campaign in 2004. We employed small levels of electronic advertisements during the comparable prior year period.

•	These increases were partially offset by an approximate 10 basis point decrease in store payroll costs in the current period due to improved field management.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 7.4% in the third quarter of 2004 compared to 9.1% in the same period of 2003.

39 Weeks Ended October 30, 2004 Compared to The 39 Weeks Ended November 1, 2003

Net sales. Net sales increased 12.2%, or $231.7 million resulting from sales in our new and relocated stores and a slight increase of 0.2% in comparable store sales in the current period. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 35.4% in the current period compared to 35.8% for the prior year period. The decrease is primarily due to the following:

•	Merchandise cost, including inbound freight, increased 10 basis points as a percentage of sales for the period as compared to prior year. Increases in inbound freight costs and increases in domestic purchases, which historically have a higher cost than import purchases, were partially offset by better pricing on both domestic and import merchandise. The increase in inbound freight costs is due primarily to higher fuel costs and higher import rates. The increase in domestic purchases is due to our buying a higher proportion of consumable merchandise for our larger stores.

•	Markdown expense increased approximately 10 basis points due primarily to hurricane related markdowns in the third quarter of 2004 and adjustments to decrease the required markdown reserve in the prior year.

•	Occupancy costs increased approximately 40 basis point due to decreased leverage associated with the low comparable store net sales increase.

•	Partially offsetting these increases was an approximate 25 basis point decrease in shrink expense due to the overall improvement in the shrink rate in the current year.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current period increased to 27.8%, as a percentage of net sales, compared to 27.3% in for the same period last year. The increase is primarily due to the following:

•	Depreciation costs increased approximately 30 basis points in the period as a result of our larger new and expanded stores, the continued installation of our point-of-sale systems and other technology assets.

•	Store operating costs increased approximately 20 basis points, primarily due to decreased leverage associated with a low comparable store net sales increase.

•	These increases were partially offset by an approximate 10 basis point decrease in store payroll costs in the current period due to improved field management.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 7.5% for the 39 weeks ended October 30, 2004 compared to 8.5% for the 39 weeks ended November 1, 2003.

Interest Expense, net. Interest expense, net increased to $4.2 million in the current period compared to $3.5 million last year due primarily to $0.7 million of deferred financing costs that were charged to interest expense as a result of the refinancing of the $150.0 million credit facility and the repayment of the $142.6 million of variable rate debt in March 2004.

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

The following table compares cash flow information for the 39 weeks ended October 30, 2004 and November 1, 2003:

	39 Weeks Ended
	Oct. 30, 2004	Nov. 1, 2003
Net cash provided by (used in):

Operating activities	$11.6	$5.7

Investing activities	(151.9)	(217.7)

Financing activities	59.5	41.8

The $5.9 million increase in cash provided by operating activities was primarily the result of better payables management and increased earnings before depreciation and amortization and other non-cash items. These increases were offset by increased inventory levels due primarily to later store openings in the current year.

The $65.8 million decrease in cash used in investing activities was primarily the result of a decrease in capital expenditures due to higher expenditures in the prior year on our distribution center projects that were completed in the first half of fiscal 2004 and later store openings in the current year. In addition, in the prior year, we used the proceeds received from the sale of our short-term investments to pay for the purchase of Greenbacks, Inc.

The $17.7 million increase in cash provided by financing activities was primarily the result of borrowings under our credit facility, net of the repayment of our variable rate debt for our distribution centers. This increase was partially offset by $48.6 million in stock repurchases in the 39 weeks ended October 30, 2004 under a $200 million authorization granted by our Board of Directors in November 2002.

In March 2004, we entered into a five-year $450.0 million Revolving Credit Facility, including up to $50.0 million available for letters of credit. This facility bears interest at LIBOR, plus a 0.475% spread. We used availability under this facility to repay $142.6 million of variable rate debt related to our distribution centers and to invest in short-term government-sponsored municipal bonds. As of October 30, 2004 we had $250.0 million outstanding under this facility.

We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $68.1 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 30, 2004.

Expected Future Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board issued an exposure draft addressing the accounting for stock-based compensation. A final standard is expected in the near future. Proposed changes to the existing rules require companies to recognize compensation expense for stock option grants. When the new rules are enacted, we expect our results of operations to be adversely affected; however, our cash flow and the underlying economics of our financial condition are not expected to be materially affected. We will continue to monitor the development of the new standard and review our stock-based compensation plans accordingly.

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

Interest Rate Risk

The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at October 30, 2004:

Hedging Instrument	Receive Variable	Pay Fixed	Knockout Rate	Expiration	Fair Value Asset (Liability)
$19.0 million interest rate	LIBOR	4.88%	7.75%	4/1/2009	$(1,262,037)

$25.0 million interest rate	LIBOR	5.43%	N/A	3/12/2006	$(1,004,680)

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

On July 11, 2001, a complaint was filed in California state court by several employees who allege that our store managers in California should have been classified as non-exempt employees under California law. Therefore, they allege, our store managers should have received overtime compensation. The suit requests that the court certify the case as a class action on behalf of all California store managers, assistant managers and merchandise managers and, among other things, award overtime compensation to these managers from July 11, 1997 through the end of the case. We currently operate 195 stores in California.

On September 19, 2002, a complaint was filed in Alabama Federal Court by a former store manager who alleges that all of our store managers should have been classified as non-exempt employees under the Fair Labor Standards Act. This suit requested that the Alabama Federal Court certify the case as a collective action on behalf of all salaried managers in all our stores and, among other things, award overtime compensation to these managers from September 19, 1999 (or earlier) through the end of the case. This suit has been recently settled for an insignificant amount and the settlement will have no adverse effect on our results of operations or accrued liabilities.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended October 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
August 1, 2004 to August 28, 2004	580,000	$23.98	580,000	$116,200
August 29, 2004 to October 2, 2004	35,000	23.99	35,000	115,300
October 3, 2004 to October 30, 2004	78,253	25.56	78,253	113,300

Total	693,253	$24.19	693,253

(1)	In November 2002, our Board of Directors authorized the repurchase of up to $200 million of our common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

10.	Material Contracts

10.1	Form of Standard Restricted Stock Unit Award Agreement for use under the Dollar Tree Stores, Inc. 2003 Equity Incentive Plan (EIP) and the Dollar Tree Stores, Inc. 2004 Executive Officer Equity Plan (EOEP) (filed herewith).

10.2	Form of Standard Option Award Agreement for use under the EIP and the EOEP (filed herewith).

10.3	Policy for Director Compensation approved by the Board of Directors of Dollar Tree Stores, Inc. on September 21, 2004 (filed herewith).

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Certifications required under Section 906 of the Sarbanes-Oxley Act

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 9, 2004

DOLLAR TREE STORES, INC.

By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer
(principal financial and accounting officer)