Form 10-K
period 2005-01-29
DOLLAR TREE STORES INC
filed 2005-04-14
CIK 935703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2005

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

Common Stock (par value $.01 per share)

(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2004, was $2,815,931,323 based on a $26.61 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

On April 13, 2005, there were 109,094,296 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 16, 2005, which will be filed with the Securities and Exchange Commission not later than April 29, 2005.

DOLLAR TREE STORES, INC.

A WARNING ABOUT FORWARD LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2005 and beyond;

•	the net sales per square foot, net sales and operating income attributable to smaller and larger stores and store-level cash payback periods;

•	the anticipated affect on 2005 earnings related to the lease accounting changes;

•	the possible effect of inflation and other economic changes on our costs and profitability, including the possible effect of future changes in shipping rates, domestic and foreign freight costs, fuel costs, minimum wage rates and wage and benefit costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	changes in our merchandise mix and the effect on gross profit margin and sales;

•	the capabilities of our inventory supply chain technology, planned labor management system and other new systems;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our existing and planned distribution centers, including opening and expansion schedules;

•	our expectations regarding competition and growth in our retail sector;

•	costs of pending and possible future legal claims;

•	management’s estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, and income taxes;

•	the adequacy of our internal controls over financial reporting;

•	the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for stock-based compensation;

You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 13. Our risk factors include:

•	Failure to meet our goals for opening or expanding stores on a timely basis could cause our sales to suffer. We may not anticipate all the challenges that expanding our operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, new stores or expanded stores may cause sales at nearby stores to suffer, and we could have difficulties profitably renewing or replacing expiring leases.

•	Adverse economic conditions, such as reduced spending due to lack of consumer confidence, inflation, gasoline prices or other factors, or bad weather could significantly reduce our sales. The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in our supply chain or the economy.

•	The resolution of certain legal matters discussed in Part I, Item 3, of this Form 10-K, could have a material adverse effect on our results of operations, accrued liabilities and cash.

•	Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, fuel costs, wage levels, inflation, competition and other adverse economic factors because we sell goods at the fixed $1.00 price point.

•	Our merchandise mix relies heavily on imported goods. An increase in the cost of these goods, for example because of inflation in their country of origin or currency revaluations, or disruption in the flow of these goods may significantly decrease our sales and profits because any transition to alternative sources may not occur in time to meet our demands. In addition, products and alternative sources may also be of lesser quality or more expensive than those we currently import.

•	Our sales may be below expectations during the Christmas and Easter selling seasons, which may cause our operating results to suffer materially.

•	The performance of our distribution system is critical to our operations. Unforeseen disruptions or costs in our receiving and distribution systems could harm our sales and profitability.

•	Disruptions in the availability of quality, low-cost merchandise in sufficient quantities to maintain our growth may reduce sales and profits.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report. We generally do not issue financial forecasts or projections and we do not, by policy, confirm those issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

INTRODUCTORY NOTE: Unless otherwise stated, references to “we,” “our” and “Dollar Tree” generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2005” or “fiscal 2005,” “2004” or “fiscal 2004,” and “2003” or “fiscal 2003” relate to as of or for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Any reference to “2002” or “fiscal 2002” relates to as of or for the year ended December 31, 2002.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I

Item 1. BUSINESS

Overview

Since our founding in 1986, we have become the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors. At January 29, 2005, we operated 2,735 single-price point stores under the names of Dollar Tree, Dollar Bills, Dollar Express, Only One Dollar, and Only $One.

Since 1986, we have evolved from opening primarily mall-based stores ranging between 1,500 and 2,500 selling square feet to opening primarily strip shopping center-based stores averaging 10,000 to 15,000 selling square feet. In the past five years, we gradually increased the average size of our stores as we improved our merchandise offerings and service to our customers. At December 31, 1999, we operated 1,507 stores in 33 states. At January 29, 2005, we operated 2,735 stores in 48 states. Our selling square footage increased from approximately 6.1 million square feet in December 1999 to 20.4 million square feet in January 2005. Our store growth since 1999 has resulted from opening new stores and completing mergers and acquisitions. We centrally manage our store and distribution operations from our corporate headquarters in Chesapeake, Virginia.

Change in Fiscal Year End

In January 2003, we changed our fiscal year end to a retail fiscal year ending on the Saturday closest to January 31.

Business Strategy

Value Merchandise Offering. We strive to exceed our customers’ expectations over the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere. We buy approximately 60% of our merchandise domestically and import the remaining 40%. Our domestic purchases include closeouts. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer’s expectation. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging and product sizes and package quantities that meet our customers’ needs.

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

Our merchandise mix consists of:

•	consumable merchandise, which includes candy and food, health and beauty care, and housewares such as paper, plastics and household chemicals;

•	variety merchandise, which includes toys, durable housewares, gifts, party goods, greeting cards, hardware, and other items; and

•	seasonal goods include Easter, Halloween and Christmas merchandise, along with summer toys and lawn and garden merchandise.

Our larger stores, which appeal to a broader demographic mix, carry more consumable merchandise than smaller stores. As a result, consumable merchandise has grown as a percentage of purchases and sales. The following table shows the percentage of purchases of each major product group for the years ended January 29, 2005 and January 31, 2004:

Merchandise Type	January 29, 2005	January 31, 2004
Variety categories	49.9%	49.5%
Consumable	41.4%	41.2%
Seasonal	8.7%	9.3%

Convenient Locations and Store Size. We primarily focus on opening new stores in strip shopping centers anchored by mass merchandisers, whose target customers we believe to be similar to ours, and in neighborhood centers anchored by large grocery retailers. Our stores have proven successful in metropolitan areas, mid-sized cities and small towns. The range of our store sizes allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities. Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors, decorative signs and background music. We enhance the store design with attractive merchandise displays. We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.

For more information on retail locations and retail store leases, see “ Properties.”

Profitable Stores with Strong Cash Flow. We maintain a disciplined, cost-sensitive approach to store site selection in order to minimize the initial capital investment required and maximize our potential to generate high operating margins and strong cash flows. We believe that our stores have a relatively small shopping radius, which allows us to profitably concentrate multiple stores within a single market. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

Our older, smaller stores continue to generate significant store-level operating income and operating cash flows and have some of the highest operating margins among our stores; however, the increased size of our newer stores allows us to offer a wider selection of products, including more basic consumable merchandise, thereby making them more attractive as a destination store.

The strong cash flows generated by our stores allow us to self-fund infrastructure investment and new stores. Over the past five years, cash flows from operating activities have exceeded capital expenditures.

For more information on our results of operations, see “Management’s Discussion and Analysis – Results of Operations.” For more information on seasonality of sales, see “Management’s Discussion and Analysis – Seasonality and Quarterly Fluctuations.”

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

During 2002, we began to upgrade our supply chain systems and identified other processes that could be improved using technology. These new systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Controlling our inventory levels will result in more efficient distribution and store operations.

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

In 2003, we piloted our automatic replenishment system. This system automatically reorders key items, based on actual store level sales and inventory. In 2004, we rolled out this system to additional stores and merchandise categories. In 2005, we expect to roll this system out to even more stores and more categories, up to 500 stock-keeping units. As we utilize this system, our store management has more time to focus on customer service.

Point-of-sale data allows us to track sales by merchandise category at the store level and assists us in planning for future purchases of inventory. We believe that this information will allow us to ship the appropriate product to stores at the quantities commensurate with selling patterns. During the first half of 2004, we completed the roll-out of our point-of-sale systems to most of our stores.

Corporate Culture and Values. We believe that honesty and integrity, doing the right things for the right reasons, and treating people fairly and with respect are core values within our corporate culture. We believe that running a business, and certainly a public company, carries with it a responsibility to be above reproach when making operational and financial decisions. Our management team visits and shops our stores like every customer; we have an open door policy to all our associates; and ideas and individual creativity are encouraged. We have standards for store displays, merchandise presentation, and store operations. Our distribution centers are operated based on objective measures of performance and virtually everyone in our store support center is available to help associates in the stores and distribution centers get their jobs done.

Our disclosure committee meets at least quarterly and identifies and monitors our internal controls over financial reporting and ensures that our public filings contain discussions about the risks our business faces. We believe that we have the controls in place to be able to certify our financial statements. Additionally, we have complied with the updated listing requirements for the Nasdaq Stock Market.

Growth Strategy

Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program and selective mergers and acquisitions. From 2000 to 2004, net sales increased at a compound annual growth rate of 16.7% and operating income increased at a compound annual growth rate of 11.2%. We expect that the substantial majority of our future sales growth will come primarily from new store openings and secondarily from our store expansion and remodeling program.

The following table shows the total selling square footage of our stores and the selling square footage per new store opened over the last five years. We began opening larger stores after the acquisition of 98 Cent Clearance Center in 1998. Our growth and productivity statistics are reported based on selling square footage prospectively because our management believes the use of selling square footage yields a more accurate measure of store productivity. The selling square footage statistics for 2000 through 2004 are estimates based on the relationship of selling to gross square footage.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2000	1,729	4,520	6,240
2001	1,975	5,130	7,070
2002	2,263	5,763	7,783
2003	2,513	6,716	9,948
2004	2,735	7,475	10,947

We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2005 and beyond, we plan to predominantly open stores that are approximately 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand. At January 29, 2005, 551 of our stores, totaling 36.4% of our selling square footage, were 10,000 selling square feet or larger.

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

In 2004, we also acquired the rights to 42 store leases through proceedings associated with the bankruptcy of a former discount retailer. We will take advantage of these opportunities as they arise in the future.

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

A strong and efficient distribution network is key to our ability to grow and to maintain a low-cost operating structure. We opened two new distribution centers in 2004, Ridgefield, Washington and Joliet, Illinois, which was a replacement for our Chicago distribution center. We currently operate nine distribution centers. We believe, these distribution centers in total will be capable of supporting approximately $4.5 billion in annual sales. We expect to continue to add distribution capacity to support our store opening plans, with the aim of remaining approximately one year ahead of our distribution needs. Based on current plans, we will not need to add any distribution capacity in 2005. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

Our stores receive approximately 95% of their inventory from our distribution centers via contract carriers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. For more information on our distribution center network, see “Properties.”

Competition

The retail industry is highly competitive and we expect competition to increase in the future. The value discount retail sector currently represents approximately 10% of the $300 billion discount retail market and appears to be the fastest growing sector. Our value discount retail competitors include Family Dollar, Dollar General, 99 Cents Only and Big Lots. The principal methods of competition include convenience and the quality of merchandise offered to the customer. Though we are a fixed-price point retailer, we also compete with mass merchandisers, such as Wal-Mart and Target, and regional discount retailers. In addition, several mass merchandisers and grocery store chains are now testing “dollar store” or “dollar zone” concepts in their stores, which will increase competition. Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail sector.

Trademarks

We are the owners of federal service mark registrations for “Dollar Tree,” the “Dollar Tree” logo, “1 Dollar Tree” together with the related design, and “One Price...One Dollar.” A small number of our stores operate under the name “Only One Dollar,” for which we have not obtained a service mark registration. We also own a concurrent use registration for “Dollar Bill$” and the related logo. During 1997, we acquired the rights to use trade names previously owned by Everything’s A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks “Everything’s $1.00 We Mean Everything,” and “Everything’s $1.00,” the registration of which is pending. With the acquisition of Dollar Express, we became the owner of the service marks “Dollar Express” and “Dollar Expres$.” We became the owners of the “Greenbacks All A Dollar” and “All A Dollar” service marks, with the acquisition of Greenbacks. We have applied for federal trademark registrations for various private labels that we use to market some of our product lines.

Employees

We employed approximately 11,040 full-time and 19,115 part-time associates on January 29, 2005. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements. None of our employees is subject to collective bargaining agreements.

Item 2. PROPERTIES

Stores

As of January 29, 2005, we operated 2,735 stores in 48 states as detailed below:

Alabama	75	Maine	9	Ohio	108
Arizona	38	Maryland	72	Oklahoma	39
Arkansas	40	Massachusetts	26	Oregon	60
California	194	Michigan	100	Pennsylvania	170
Colorado	20	Minnesota	30	Rhode Island	8
Connecticut	19	Mississippi	45	South Carolina	66
Delaware	16	Missouri	55	South Dakota	3
Florida	187	Montana	3	Tennessee	80
Georgia	117	Nebraska	9	Texas	165
Idaho	15	Nevada	21	Utah	26
Illinois	102	New Hampshire	10	Vermont	6
Indiana	69	New Jersey	54	Virginia	125
Iowa	23	New Mexico	18	Washington	38
Kansas	23	New York	122	West Virginia	29
Kentucky	53	North Carolina	136	Wisconsin	53
Louisiana	54	North Dakota	1	Wyoming	3

We currently lease our stores and expect to continue to lease new stores as we expand. Our leases typically provide for a short initial lease term (generally five years) with options to extend. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.

As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. From time to time we may not comply with certain provisions of our store operating leases. We maintain good relations with our landlords and believe that violation of these provisions, if any, will not have a material effect on our operations.

Distribution Centers

The following table includes information about the distribution centers that we currently operate. We believe our distribution center network is capable of supporting approximately $4.5 billion in annual sales.

Location	Own/Lease	Lease Expires	Size in Square Feet
Chesapeake, Virginia	Own	N/A	400,000
Olive Branch, Mississippi	Own	N/A	425,000
Joliet, Illinois	Own	N/A	1,200,000
Stockton, California	Own	N/A	525,000
Briar Creek, Pennsylvania	Own	N/A	603,000
Savannah, Georgia	Own	N/A	603,000
Marietta, Oklahoma	Own	N/A	603,000
Salt Lake City, Utah	Lease	April 2010	252,000
Ridgefield, Washington	Own	N/A	665,000

In addition to our distribution centers noted above, during the past several years we have used off-site facilities to accommodate limited quantities of seasonal merchandise.

With the exception of our Salt Lake City and Ridgefield facilities, each of our distribution centers contains advanced materials handling technologies, including automated conveyor and sorting systems, radio-frequency inventory tracking equipment and specialized information systems.

We have two former distribution centers for which we are liable for future rents. The leases on these facilities expire in June 2005 and September 2005. We recorded a charge of approximately $1.2 million in 2004 for our future obligation under the lease that expires in June 2005. We recorded a charge in 1998 for our future obligation under the lease that expires in September 2005.

For more information on financing of our distribution centers, see “Management’s Discussion and Analysis - Funding Requirements.” For more information on our liability for future rents and related costs, see “Management’s Discussion and Analysis - Inflation and Other Economic Factors.”

Item 3. LEGAL PROCEEDINGS

From time to time, we are defendants in ordinary, routine litigation and proceedings incidental to our business, including allegations regarding:

•	employment related matters;

•	the infringement of the intellectual property rights of others;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission; and

•	personal injury claims.

We were sued in California in 2003 by a former employee who alleged that employees did not properly receive sufficient meal period breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requests that the California state court certify the case as a class action. In 2005, we were threatened with a suit by former employees in Oregon who allege that they did not properly receive sufficient meal period breaks and paid rest periods. They also allege other wage and hour violations. We anticipate that they will request the Oregon state court to certify the case as a class action.

We were sued by Mag Instrument for damages, including treble damages, for the sale of 850,000 to 1,000,000 flashlights. The United States District Court in California has ruled that the flashlights infringe Mag’s patent. We intend to appeal this ruling. Mag also claims that the flashlights infringe its trademark. Mag Instrument’s damage expert claims that Mag is owed at least $4.16 for each unit we sold, plus enhanced or treble damages as well as its attorney’s fees. We believe that Mag has significantly overstated its damage estimate and that it is not entitled to an award of treble damages or attorney’s fees.

We will vigorously defend ourselves in these lawsuits. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot assure you, however, that one or more of these lawsuits will not have a material adverse effect on our results of operation for the period in which they are resolved.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our 2004 fiscal year.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq Stock Market® under the symbol “DLTR” since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended January 31, 2004:
First Quarter	$26.16	$17.40
Second Quarter	37.62	24.82
Third Quarter	39.75	33.47
Fourth Quarter	38.74	27.36

Fiscal year ended January 29, 2005:
First Quarter	$33.97	$26.82
Second Quarter	29.20	24.50
Third Quarter	29.28	22.29
Fourth Quarter	30.29	26.40

On April 13, 2005, the last reported sale price for our common stock, as quoted by Nasdaq, was $24.80 per share. As of April 13, 2005, we had approximately 619 shareholders of record.

We had no stock repurchases in the fourth quarter of 2004. In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. As of January 29, 2005, $113.3 million remained to be expended under this authorization.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s common stock during the next three years. This new authorization terminated the previous November 2002 authorization. As of the termination date, the Company had repurchased 5,065,495 shares for approximately $142.0 million, under the November 2002 authorization. As of April 13, 2005, the Company had repurchased 2,048,900 shares for approximately $55.6 million under the March 2005 $300.0 million authorization.

We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. Management does not anticipate paying dividends on our common stock in the foreseeable future. In addition, our credit facilities contain financial covenants that restrict our ability to pay cash dividends.

Item 6. SELECTED FINANCIAL DATA

The following table presents a summary of our selected financial data for the fiscal years ended January 29, 2005 and January 31, 2004 and the calendar years ended December 31, 2002, 2001 and 2000. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial information found elsewhere in this report. As required by pooling-of-interests accounting, the financial information and operating data of Dollar Tree and our past merger partners, Dollar Express and Only $One, have been combined and restated as of the beginning of the earliest period presented.

For 2000, operating income was reduced by approximately $4.4 million and net income was reduced by approximately $3.1 million for charges related to the Dollar Express merger.

In our merger with Dollar Express in May 2000, the outstanding preferred stock of Dollar Express was converted to common stock.

Comparable store net sales compare net sales for stores open throughout each of the two periods being compared, including expanded stores. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.

Amounts in the tables below are in thousands, except per share data, number of stores data, and net sales per selling square foot data. Prior year gross profit and selling, general and administrative amounts have been reclassified to conform to the current year lease accounting changes. For more information on the lease accounting changes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 1 in the “Notes to the Consolidated Financial Statements.”

	Years Ended
	January 29, 2005	January 31, 2004	December 31, 2002	December 31, 2001	December 31, 2000
Income Statement Data
Net sales	$3,126,009	$2,799,872	$2,329,188	$1,987,271	$1,688,105
Gross profit	1,112,539	1,018,413	851,974	718,830	624,891
Selling, general and administrative expenses	818,988	724,816	598,053	512,092	420,553
Operating income	293,551	293,597	253,921	203,865	203,036
Net income	180,250	177,583	154,647	123,081	121,622
Net income available to common shareholders	180,250	177,583	154,647	123,081	120,209

Margin Data (as a percentage of net sales):
Gross profit	35.6%	36.4%	36.6%	36.0%	36.9%
Selling, general and administrative expenses	26.2%	25.9%	25.7%	25.7%	24.9%
Operating income	9.4%	10.5%	10.9%	10.3%	12.0%
Net income	5.8%	6.3%	6.6%	6.2%	7.2%
Net income available to common shareholders	5.8%	6.3%	6.6%	6.2%	7.1%

Per Share Data:
Diluted net income available to common shareholders	$1.58	$1.54	$1.35	$1.09	$1.08
Diluted net income per common share increase	2.6%	14.1%	23.9%	0.9%	17.4%

	As of
	January 29, 2005	January 31, 2004	December 31, 2002	December 31, 2001	December 31, 2000
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$317,807	$168,685	$335,972	$236,653	$181,166
Working capital	675,532	450,279	509,629	360,757	303,209
Total assets	1,792,672	1,501,519	1,116,377	902,048	746,859
Total debt	281,746	185,151	54,429	62,371	71,730
Shareholders’ equity	1,164,212	1,014,522	855,404	651,736	518,658

	Years Ended
	January 29, 2005	January 31, 2004	December 31, 2002	December 31, 2001	December 31, 2000
Selected Operating Data:
Number of stores open at end of period	2,735	2,513	2,263	1,975	1,729
Gross square footage at end of period	25,948	21,416	16,527	12,791	9,832
Selling square footage at end of period	20,444	16,878	13,042	10,129	7,818
Selling square footage annual growth	21.1%	27.5%	28.8%	29.6%	27.9%
Net sales annual growth	11.6%	18.7%	17.2%	17.7%	24.9%
Comparable store net sales increase	0.5%	2.9%	1.0%	0.1%	5.7%
Net sales per selling square foot	$169	$180	$199	$217	$238
Net sales per store	$1,163	$1,134	$1,083	$1,043	$1,014

Selected Financial Ratios:
Return on assets	10.9%	13.7%	15.3%	14.9%	17.9%
Return on equity	16.5%	19.0%	20.5%	21.0%	29.1%
Inventory turns	3.5	3.7	4.5	4.6	4.7

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our earnings and costs were in 2004 and 2003;

•	why those earnings and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2004 and what we expect them to be in 2005; and

•	where funds will come from to pay for future expenditures.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended January 29, 2005 and January 31, 2004, the one-month period ended February 1, 2003, and the calendar year ended December 31, 2002. In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for the fiscal year 2004 compared to the comparable fiscal year 2003 and the fiscal year 2003 compared to the fiscal year 2002.

Key Events and Recent Developments

Several key events have had or are expected to have a significant effect on our results of operations. You should keep in mind that:

•	In March 2005, our Board of Directors authorized the repurchase of up to $300 million of our common stock during the next three years. This authorization superceded the previous repurchase program authorized by the Board in November 2002.

•	In 2004, we completed construction and began operations in two new distribution centers. In June 2004, we began operations in our new distribution center in Joliet, Illinois. The Joliet distribution center is a 1.2 million square foot, fully automated facility that replaced our Chicago distribution center. In February 2004, we began operations in our Ridgefield, Washington distribution center. The Ridgefield distribution center is a 665,000 square foot facility that can be expanded to accommodate future growth needs. With the completion of these two distribution centers, we now have nine distribution centers that will support approximately $4.5 billion in sales annually. We do not plan to expand our distribution center capacity until at least fiscal 2006.

•	In March 2004, we entered into a five-year $450.0 million Unsecured Revolving Credit Facility (Facility). We used availability under this Facility to repay the $142.6 million of variable rate debt related to our variable interest entity. This Facility also replaced our $150.0 million revolving credit facility.

•	In June 2003, we completed our acquisition of Greenbacks, Inc., based in Salt Lake City, Utah. Greenbacks operated 100 stores in 10 western states and an expandable 252,000 square foot distribution center in Salt Lake City. We accounted for this acquisition under the purchase method of accounting and as a result, Greenbacks is included in our results since the date of acquisition, which was June 29, 2003.

•	In January 2003, we changed our fiscal year from a calendar year to a retail fiscal year ending on the Saturday closest to January 31. Our first fiscal year reported is fiscal 2003. Fiscal 2003 is the period beginning February 2, 2003 and ending January 31, 2004.

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

In fiscal 2004, we increased our selling square footage by approximately 21%. Of this 3.6 million selling square foot increase, approximately 0.9 million was added by expanding existing stores. While we met our square footage growth target in 2004, many of these stores opened later than planned during the year, resulting in lower overall sales than planned. Our net comparable store net sales increase for fiscal 2004 was 0.5%, which was lower than planned. If not for the positive effect of relocated stores, our comparable store net sales results would have been negative. In 2005, we will focus on reengineering our real estate process, which includes timely opening of new stores and relocated stores and have therefore planned for square footage growth of 14%-16%.

Most retailers have the ability to increase their merchandise prices or alter the mix of their merchandise to favor higher-priced items in order to increase their comparable store net sales. As a fixed-price point retailer, we do not have the ability to raise our prices. Generally, our comparable store net sales will increase only if we sell more units per transaction or experience an increase in transactions.

We expect the substantial majority of our future net sales growth to come from square footage growth resulting from new store openings and expansion of existing stores. We expect the average size of new stores opened in fiscal 2005 to be approximately 10,000 selling square feet per store (or about 12,500 gross square feet). We believe this size allows us to achieve our objectives in the markets in which we plan to expand. Larger stores take longer to negotiate, build out and open and generally have lower net sales per square foot than our smaller stores. While our newer, larger stores have lower sales per square foot than older, smaller stores, they generate higher sales and operating income per store and create an improved shopping environment that invites customers to shop longer and buy more. When our larger stores become the majority of our store base, which we expect to occur by the end of 2005, we believe our net sales per square foot will begin to rise.

We must control our merchandise costs, inventory levels and our general and administrative expenses. Increases in these expenses could negatively impact our operating results because we cannot pass on increased expenses to our customers by increasing our merchandise-selling price above the $1.00 price point.

Our point-of-sale technology provides us with valuable sales information to assist our buyers and to improve merchandise allocation to the stores. We believe that it will enable us to better control our inventory, which will result in more efficient distribution and store operations. During the first half of fiscal 2004, we completed the rollout of our point-of-sale systems to most of our stores. Due to the fact that this rollout is now substantially complete, we expect our depreciation expense as a percentage of sales to be about flat for fiscal 2005 as compared to fiscal 2004.

Our plans for fiscal 2005 operations anticipate comparable store net sales increases of flat to slightly positive, net sales in the $3.4 to $3.5 billion range and diluted earnings per share of $1.77 to $1.87. We also expect a shift in the seasonality of our earnings in 2005. For example, the Easter selling season is 16 days shorter in the current year, impacting the first quarter of 2005, and there is an extra day between Thanksgiving and Christmas, which will impact the fourth quarter as compared to the prior year.

We recognized a one-time non-cash, after-tax adjustment of approximately $5.7 million, or $0.05 per diluted share, in the fourth quarter of 2004 to reflect the cumulative impact of a correction of our accounting practices related to leased properties. Of the aforementioned amount approximately $1.2 million, or $0.01 per diluted share, relates to the current year. This adjustment was made in light of the views, of the office of the Chief Accountant of the Securities and Exchange Commission, expressed in a letter of February 7, 2005, to the American Institute of Certified Public Accountants regarding the application of generally accepted accounting principles to operating lease accounting matters. Consistent with industry practices, in prior periods, we had reported straight line expenses for leases beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of our stores (generally 60 days) from the calculation of the period over which we expense rent. In addition, amounts received as tenant allowances or rent abatements were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of being classified as deferred lease credits. The adjustment made to correct these practices does not affect historical or future net cash flows or the timing of payments under related leases. Rather, this change affected the classification of costs on the statement of operations and cash flows by increasing depreciation and decreasing rent expense, which is included as cost of sales. In addition, fixed assets and deferred liabilities increased due to the net cumulative unamortized allowances and abatements. We believe that the new lease accounting practices will have a $0.01 per diluted share effect on 2005 earnings.

Results of Operations

The following table expresses items from our statements of operations, as a percentage of net sales:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.4%	63.6%	63.6%

Gross profit	35.6%	36.4%	36.4%

Selling, general and administrative expenses	26.2%	25.9%	25.9%

Operating income	9.4%	10.5%	10.5%

Interest income	0.1%	0.1%	0.1%
Interest expense	(0.3%)	(0.3%)	(0.2%)

Income before income taxes and cumulative effect of a change in accounting principle	9.2%	10.3%	10.4%

Provision for income taxes	(3.4%)	(4.0%)	(4.0%)

Income before cumulative effect of change in accounting principle	5.8%	6.3%	6.4%

Cumulative effect of a change in accounting principle, net of tax benefit of $3,309	0.0%	0.0%	(0.2%)

Net income	5.8%	6.3%	6.2%

Fiscal year ended January 29, 2005 compared to fiscal year ended January 31, 2004

Net Sales. Net sales increased 11.6% in 2004 compared to 2003. We attribute this $326.1 million increase in net sales primarily to new stores in 2004 and 2003 which are not included in our comparable store net sales calculation and to a slight increase in comparable store net sales of 0.5% in 2004. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores. If not for the positive effect of relocated stores, our comparable store net sales results would have been negative in 2004. Our stores larger than 10,000 square feet continue to produce our best comparable store net sales results.

The following table summarizes the components of the changes in our store size and count for fiscal years ended January 29, 2005 and January 31, 2004.

	January 29, 2005	January 31, 2004
New stores	209	183
Acquired stores	42	100
Expanded or relocated stores	129	124
Closed stores	(29)	(42)

Of the 3.6 million selling square foot increase in 2004, approximately 0.9 million in selling square feet was added by expanding existing stores.

Gross Profit. Gross profit margin decreased to 35.6% in 2004 compared to 36.4% in 2003. The decrease is primarily due to the following:

•	Merchandise cost, including inbound freight, increased approximately 20 basis points, primarily due to increases in inbound freight costs. Inbound freight costs increased due to higher fuel costs and higher import rates.

•	Markdown expense increased approximately 15 basis points due primarily to hurricane related markdowns in the third quarter of 2004, markdowns taken on lower than planned seasonal sell through of Christmas merchandise and a longer after Christmas holiday sale than in the prior year resulting in higher promotional markdowns.

•	Occupancy costs increased approximately 65 basis points due to deleveraging associated with the low comparable store net sales increase and the increase in rent expenses in 2004 due to the lease accounting changes noted in the “Overview.”

•	Partially offsetting these increases was an approximate 20 basis point decrease in shrink expense due to the overall improvement in the shrink rate in the current year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, increased to 26.2% in 2004 compared to 25.9% in 2003. The increase is primarily due to the following:

•	Depreciation expense increased approximately 30 basis points as a result of our larger new and expanded stores and the continued installation of our point-of-sales systems and other technology assets.

•	Advertising costs increased approximately 15 basis points due to increased electronic media and print advertising in certain markets in the current year.

•	Insurance and benefits expense increased approximately 10 basis points due to increased healthcare and workers’ compensation expenses in the current year.

•	Partially offsetting these rate increases was an approximate 15 basis point decrease in store payroll costs in the current year due to continued improvements in store-level labor productivity.

Operating Income. Due to the reasons discussed above, operating income margin decreased to 9.4% in 2004 compared to 10.5% for 2003.

Interest Expense. Interest expense increased $1.9 million in 2004 as compared to 2003. This increase is due to increased debt in the current year and $0.7 million of deferred financing costs that were charged to interest expense as a result of the refinancing of the $150.0 million credit facility and the repayment of the $142.6 million of variable rate debt in March 2004.

Income Taxes. Our effective tax rate was 37.5% in 2004 compared to 38.5% in 2003. The decreased tax rate for 2004 was due primarily to a one-time tax benefit of $2.3 million, or 80 basis points, related to the resolution of a tax uncertainty and approximately $0.6 million, or 20 basis points, related to tax exempt interest on our investments.

Fiscal year ended January 31, 2004 compared to fiscal year ended February 1, 2003

The following table is presented to compare statements of operations amounts for the fiscal year ended January 31, 2004 to the fiscal year ended February 1, 2003. Amounts for the fiscal year ended February 1, 2003 are not included in the Consolidated Statements of Operations on page 28.

(In thousands)	Year Ended January 31, 2004	Year Ended February 1, 2003
Net sales	$2,799,872	$2,357,836
Cost of sales	1,781,459	1,499,594

Gross profit	1,018,413	858,242

Selling, general and administrative expenses	724,816	610,854

Operating income	293,597	247,388

Interest income	2,648	3,445
Interest expense	(8,382)	(4,812)
Changes in fair value of non-hedging interest rate swaps	889	(1,297)

Income before income taxes and cumulative effect of a change in accounting principle	288,752	244,724

Provision for income taxes	111,169	94,220

Income before cumulative effect of a change in accounting principle	177,583	150,504

Cumulative effect of a change in accounting principle, net of tax benefit	—	(5,285)

Net income	$177,583	$145,219

Net Sales. Net sales increased 18.7% in 2003 compared to 2002. We attribute this $442.0 million increase in net sales primarily to new stores in 2003 and 2002 which are not included in our comparable store net sales calculation and to a comparable store net sales increase of 2.9% in 2003. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores. Our comparable store net sales increase was due to our expanded and relocated stores. Net sales in our larger, newer stores, particularly the stores over 10,000 square feet, have been stronger than those in our smaller, older stores.

The following table summarizes the components of the changes in our store size and count for fiscal years ended January 31, 2004 and February 1, 2003.

Fiscal years ended	January 31, 2004	February 1, 2003
New stores	183	314
Acquired stores	100	—
Expanded or relocated stores	124	110
Closed stores	(42)	(36)

Of the 3.6 million selling square foot increase in 2003, approximately 0.9 million selling square feet was added by expanding existing stores.

Gross Profit. Gross profit margin was 36.4% in 2003 and 2002. While gross profit margin remained consistent year to year, the changes in the components of gross margin are detailed below:

•	Markdown expense decreased approximately 20 basis points due to better seasonal sell-through, use of point-of-sale data to better manage the buying process and better allocated merchandise across store classes;

•	Offsetting the markdown improvement was a 20 basis point increase in occupancy costs. This increase was the result of two fewer selling days in 2003 compared to 2002 and increased occupancy rates in our smaller stores which generally experience lower comparable store net sales;

•	In addition, during 2003, gross profit margin was affected by approximately $3.8 million of additional non-cash depreciation expense in cost of sales associated with the adoption of Financial Accounting Standards Board Interpretation No. 46 Consolidation of Variable Interest Entities. By adopting FIN 46, four of our distribution centers, previously accounted for as operating leases, were consolidated in our financial statements effective January 1, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, remained unchanged at 25.9% in 2003; the changes in the components of selling, general and administrative expenses are detailed below:

•	Depreciation expense increased approximately 50 basis points due to our larger new and expanded stores and the continued installation of our new point-of-sale systems and other technology assets.

•	This increase was partially offset by a decrease of approximately 40 basis points in payroll-related and store operating expenses. Continued improvements in store-level labor productivity and store supply expenses were the primary drivers of our lower payroll-related and store operating expenses, as a percentage of net sales.

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

Liquidity and Capital Resources

Our business requires capital to build and open new stores, expand our distribution network and operate existing stores. Our working capital requirements for existing stores are seasonal and usually reach their peak in September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and have funded our store opening and expansion programs from internally generated funds and seasonal borrowings under our credit facilities.

The following table compares cash-related information for the years ended January 29, 2005 and, January 31, 2004:

(in millions)	Year Ended January 29, 2005	Year Ended January 31, 2004
Net cash provided by (used in):
Operating activities	$276.5	$243.7
Investing activities	(315.4)	(282.4)
Financing activities	61.3	(35.5)

The $32.8 million increase in cash provided by operating activities in 2004 was primarily due to increased profitability before non-cash depreciation and amortization expense. Increased non-cash depreciation expense was primarily attributed to our square footage growth in 2004, two new distribution centers in the current year and our continued installation of our point-of-sale systems and other technology assets.

Cash used in investing activities is generally expended to open new stores and to expand or relocate existing stores. The $33.0 million increase in 2004 compared to 2003 was primarily due to the following:

•	increased investment of cash from borrowings under our Facility in the current year;

•	this increase was partially offset by the acquisition of Greenbacks for approximately $100.5 million in 2003; and

•	decreased capital expenditures due to higher expenditures in the prior year on our distribution center projects that were completed in the first half of 2004.

The $96.8 million change in cash provided by financing activities in 2004 compared to 2003 was primarily the result of the following:

•	increased borrowings under our Facility, net of the repayment of our variable rate debt for our distribution centers;

•	partially offsetting this increase in cash is a $10.6 million increase in stock repurchases in the current year under a $200.0 million authorization granted by our Board of Directors in November 2002 and $7.1 million decrease in cash proceeds from stock issued under stock-based compensation plans

In March 2004, we entered into a five-year $450.0 million Revolving Credit Facility. This facility bears interest at LIBOR, plus 0.475% spread. We used availability under this facility to repay $142.6 million of variable rate debt related to our variable interest entity and to invest in certain short-term securities. As of January 29, 2005, we had $200.0 million available under this facility.

At January 29, 2005, our long-term borrowings were $269.0 million and our capital lease commitments were $12.7 million. We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $88.9 million was committed to letters of credit issued for routine purchases of imported merchandise.

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock during the next three years. This new authorization terminated the previous November 2002 authorization. As of the termination date, we had repurchased 5,065,495 shares for approximately $142.0 million under the November 2002 authorization. As of April 13, 2005, we had repurchased 2,048,900 shares for approximately $55.6 million under the March 2005 authorization.

Funding Requirements

Overview

In 2004, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $469,000. We expect our cash needs for opening new stores and expanding existing stores in fiscal 2005 to total approximately $138.6 million, which includes capital expenditures and initial inventory and pre-opening costs. Our estimated capital expenditures for fiscal 2005 are between $125.0 and $140.0 million, including planned expenditures for new and expanded stores and investments in technology. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and borrowings under our existing credit facilities.

The following tables summarize our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments (in millions):

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Lease Financing
Operating lease obligations	$914.9	$216.9	$188.6	$156.3	$119.2	$83.6	$150.3
Capital lease obligations (primarily sale-leaseback)	13.7	13.1	0.3	0.2	0.1	0.0	—

Long-term Borrowings
Revolving credit facility	250.0	—	—	—	—	250.0	—
Revenue bond financing	19.0	19.0	—	—	—	—	—

Total obligations	$1,197.6	$249.0	$188.9	$156.5	$119.3	$333.6	$150.3

Commitments	Total	Expiring in 2005	Expiring in 2006	Expiring in 2007	Expiring in 2008	Expiring in 2009	Thereafter
Letters of credit and surety bonds	$129.0	$129.0	$—	$—	$—	$—	$—
Freight contracts	35.5	25.5	10.0		—	—	—
Technology assets	5.8	5.8	—	—	—	—	—

Total commitments	$170.3	$160.3	$10.0	$—	$—	$—	$—

Lease Financing

Operating Lease Obligations. Our operating lease obligations are primarily for payments under noncancelable store leases. The commitment includes amounts for leases that were signed prior to January 29, 2005 for stores that were not yet open on January 29, 2005.

Capital Lease Obligations (primarily sale-leaseback). In September 1999, we sold certain retail store leasehold improvements to an unrelated third party and leased them back for seven years. As a result of the transaction, we received net cash of $20.9 million and an $8.1 million 11.0% note receivable, which matures in October 2005. In 2004, we exercised the right to repurchase the leasehold improvements at October 31, 2005. In order to exercise this right, our lease obligation related to these improvements increased by $0.2 million. The total amount of the lease obligation at January 29, 2005 was $11.7 million. The obligation and the note receivable will both be satisfied at the buyout date of October 31, 2005.

Long-Term Borrowings

Revolving Credit Facility. In March 2004, we entered into a five-year Revolving Credit Facility (the Facility). The Facility provides for a $450.0 million line of credit, including up to $50.0 million in available letters of credit, bearing interest at LIBOR, plus 0.475%. The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. We used availability under this Facility to repay the $142.6 million of variable-rate debt and to purchase short-term investments. As of January 29, 2005, we had $250.0 million outstanding on this Facility.

Revenue Bond Financing. In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds. We borrowed the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi. At January 29, 2005, the balance outstanding on the bonds was $19.0 million. We begin repayment of the principal amount of the bonds in June 2006, with a portion maturing each June 1 until the final portion matures in June 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate, which was 2.57% at January 29, 2005. The bonds are secured by a $19.3 million letter of credit issued by one of our existing lending banks. The letter of credit is renewable annually. The letter of credit and reimbursement agreement requires that we maintain specified financial ratios and restricts our ability to pay cash dividends.

Commitments

Letters of Credit and Surety Bonds. Effective March 12, 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $125.0 million for letters of credit, which are generally issued for the routine purchase of imported merchandise. Approximately $88.9 million was committed to letters of credit at January 29, 2005. We also have letters of credit or surety bonds outstanding for our revenue bond financing, our insurance programs and certain utility payment obligations at some of our stores.

Freight Contracts. We have contracted outbound freight services from various carriers with contracts expiring through January 2007. The total amount of these commitments is approximately $35.5 million.

Technology Assets. We have commitments totaling approximately $5.8 million to primarily purchase store technology assets for our stores during 2005.

Derivative Financial Instruments

We are party to two interest rate swaps, which allow us to manage the risk associated with interest rate fluctuations on the demand revenue bonds and a portion of our revolving credit facility. The swaps are based on notional amounts of $19.0 million and $25.0 million. Under the $19.0 million agreement, as amended, we pay interest to the bank that provided the swap at a fixed rate. In exchange, the financial institution pays us at a variable-interest rate, which is similar to the rate on the demand revenue bonds. The variable-interest rate on the interest rate swap is set monthly. No payments are made by either party under the swap for monthly periods with an established interest rate greater than a predetermined rate (the knock-out rate). The swap may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates.

The $25.0 million interest rate swap agreement is used to manage the risk associated with interest rate fluctuations on a portion of our revolving credit facility. Under this agreement, we pay interest to a financial institution at a fixed rate of 5.43%. In exchange, the financial institution pays us at a variable-interest rate, which approximates the floating rate on the debt, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. The swap is effective through March 2006, but it may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates.

Because of the knock-out provision in the $19.0 million swap, changes in the fair value of that swap are recorded in earnings. Changes in fair value on our $25.0 million interest rate swap are recorded as a component of “accumulated other comprehensive income” in the consolidated balance sheets because the swap qualifies for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138. The amounts recorded in accumulated other comprehensive income are subsequently reclassified into earnings in the same period in which the related interest affects earnings.

For more information on the interest rate swaps, see “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. The majority of our counts are taken between January and May of each year; therefore, the shrink accrual recorded at January 29, 2005 is based on estimated shrink for most of 2004, including the fourth quarter. We have not experienced significant fluctuations in historical shrink rates in our Dollar Tree stores. However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition. We periodically adjust our shrink estimates to address these factors as they become apparent.

Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Accrued Expenses

On a monthly basis, we estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to domestic freight, expenses related to our self-insurance programs, certain store level operating expenses, such as property taxes and utilities, and other expenses. Our freight and store-level operating expenses are estimated based on current activity and historical results. Our workers’ compensation and general liability insurance accruals are recorded based on actuarial valuation methods which are adjusted annually based on a review performed by a third-party actuary. These actuarial valuations are estimates based on historical loss development factors. Other expenses are estimated and recorded in the periods that management becomes aware of them. The related accruals are adjusted as management’s estimates change. Differences in management’s estimates and assumptions could result in an accrual materially different from the calculated accrual. Our experience has been that some of our estimates are too high and others are too low. Historically, the net total of these differences has not had a material effect on our financial condition or results of operations.

Income Taxes

On a quarterly basis, we estimate our required tax liability and assess the recoverability of our deferred tax assets. Our taxes payable are estimated based on enacted tax rates, including estimated tax rates in states where our store base is growing applied to the income expected to be taxed currently. The current tax liability includes a liability for resolution of tax uncertainties. Management assesses the realizability of our deferred tax assets based on the availability of carrybacks of future deductible amounts and management’s projections for future taxable income. We cannot guarantee that we will generate income in future years. Historically, we have not experienced significant differences in our estimates of our tax accrual. However, in 2004 we recognized a one time tax benefit related to the resolution of a tax uncertainty.

Seasonality and Quarterly Fluctuations

We experience seasonal fluctuations in our net sales, comparable store net sales, operating income and net income and expect this trend to continue. Our results of operations may also fluctuate significantly as a result of a variety of factors, including:

•	shifts in the timing of certain holidays, especially Easter;

•	the timing of new store openings;

•	the net sales contributed by new stores;

•	changes in our merchandise mix; and

•	competition.

Our highest sales periods are the Christmas and Easter seasons. Easter was observed on April 20, 2003, April 11, 2004 and will be observed on March 27, 2005. Due to the 16-day shorter Easter selling season in 2005, we expect a smaller portion of our annual earnings to be realized in the first quarter of 2005 as compared to 2004. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter. In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff. Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems or consumer sentiment.

Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 13 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Inflation and Other Economic Factors

Our ability to provide quality merchandise at a fixed price and on a profitable basis may be subject to economic factors and influences that we cannot control. Consumer spending could decline because of economic pressures, including rising gas prices. Reductions in consumer confidence and spending could have an adverse effect on our sales. National or international events, including war or terrorism, could lead to disruptions in economies in the United States or in foreign countries where we purchase some of our merchandise. These and other factors could increase our merchandise costs and other costs that are critical to our operations, such as shipping and wage rates.

Shipping Costs. In the past, we have experienced annual increases of as much as 33% in our trans-Pacific shipping rates due primarily to rate increases imposed by the trans-Pacific shipping cartel. Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs. We imported 19,612 forty-foot equivalent containers in 2004 and expect this number to increase in fiscal 2005 proportionately to sales growth. As a result, our trans-Pacific shipping costs in fiscal 2005 may increase compared with fiscal 2004 when we renegotiate our import shipping rates effective May 2005. We can give no assurances as to the amount of the increase, as we are in the early stages of our negotiations.

Because of the increase in fuel costs throughout 2004 and the threat of continued increases in 2005, we expect increased fuel surcharges from our domestic contract carriers compared with past years. Based on current fuel prices, we estimate that the costs resulting from increased fuel surcharges may approximate $4.0 to $5.0 million in 2005. We expect to offset a portion of this potential increase with improved operational efficiencies, including improved routing and reduced distance between distribution centers and the stores that they service.

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

Leases for Replaced Distribution Centers. We are liable for rent and pass-through costs under two leases for now-closed distribution centers whose leases expire in June 2005 and September 2005. We have recorded charges to settle these estimated future obligations.

Unless offsetting cost savings are realized, adverse economic factors, including inflation in operating costs, could harm our financial condition and results of operations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures (see Note 1 to the consolidated financial statements) either for all periods presented or as of the beginning of the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.

The provisions of this statement are effective for fiscal 2006 and we are currently evaluating the requirements of this revision and have not determined our method of adoption.

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

To meet this objective, we entered into derivative instruments in the form of interest rate swaps to manage fluctuations in cash flows resulting from changes in the variable-interest rates on the obligations. The interest rate swaps reduce the interest rate exposure on these variable-rate obligations. Under the interest rate swap, we pay the bank at a fixed-rate and receive variable-interest at a rate approximating the variable-rate on the obligation, thereby creating the economic equivalent of a fixed-rate obligation. Under the $19.0 million interest rate swap, no payments are made by parties under the swap for monthly periods in which the variable-interest rate is greater than the predetermined knock-out rate.

The following table summarizes the financial terms of our interest rate swap agreements and the fair value of each interest rate swap at January 29, 2005:

Hedging Instrument	Receive Variable	Pay Fixed	Knock-out Rate	Expiration	Fair Value
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/09	$(0.9 million	)
$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/06	$(0.6 million	)

Hypothetically, a 1% change in interest rates results in approximately a $0.4 million change in the amount paid or received under the terms of the interest rate swap agreements on an annual basis. Due to many factors, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay or receive to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	27

Consolidated Statements of Operations for the years ended January 29, 2005 and January 31, 2004, the month ended February 1, 2003 and the year ended December 31, 2002	28

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004	29

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended January 29, 2005 and January 31, 2004, the month ended February 1, 2003 and the year ended December 31, 2002	30

Consolidated Statements of Cash Flows for the years ended January 29, 2005 and January 31, 2004, the month ended February 1, 2003 and the year ended December 31, 2002	31

Notes to Consolidated Financial Statements	33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dollar Tree Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years ended January 29, 2005 and January 31, 2004, the one-month period ended February 1, 2003, and the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the years ended January 29, 2005 and January 31, 2004, the one-month period ended February 1, 2003 and the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Effective January 1, 2003, the Company implemented the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as described in Note 12.

/s/ KPMG LLP

Norfolk, Virginia

April 12, 2005

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2002
Net sales	$3,126,009	$2,799,872	$160,789	$2,329,188
Cost of sales (Note 12)	2,013,470	1,781,459	113,572	1,477,214

Gross profit	1,112,539	1,018,413	47,217	851,974
Selling, general and administrative expenses (Notes 8 and 12)	818,988	724,816	55,645	598,053

Operating income (loss)	293,551	293,597	(8,428)	253,921

Interest income	3,860	2,648	389	3,526
Interest expense	(10,298)	(8,382)	(719)	(4,519)
Changes in fair value of non-hedging interest rate swaps (Note 6)	1,057	889	239	(1,469)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	288,170	288,752	(8,519)	251,459

Provision for income taxes (Note 3)	107,920	111,169	(3,279)	96,812

Income (loss) before cumulative effect of a change in accounting principle	180,250	177,583	(5,240)	154,647

Cumulative effect of a change in accounting principle, net of tax benefit of $3,309 (Note 12)	—	—	(5,285)	—

Net income (loss)	$180,250	$177,583	$(10,525)	$154,647

Basic net income (loss) per share (Note 7):
Income (loss) before cumulative effect of a change in accounting principle	$1.59	$1.55	$(0.05)	$1.36
Cumulative effect of a change in accounting principle	—	—	(0.04)	—

Net income (loss)	$1.59	$1.55	$(0.09)	$1.36

Diluted net income (loss) per share (Note 7):
Income (loss) before cumulative effect of a change in accounting principle	$1.58	$1.54	$(0.05)	$1.35
Cumulative effect of a change in accounting principle	—	—	(0.04)	—

Net income (loss)	$1.58	$1.54	$(0.09)	$1.35

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	January 29, 2005	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$106,532	$84,190
Short-term investments	211,275	84,495
Merchandise inventories	615,483	525,643
Deferred tax assets (Note 3)	8,072	11,716
Prepaid expenses and other current assets (Note 2)	28,525	16,525

Total current assets	969,887	722,569

Property, plant and equipment, net (Notes 2, 5 and 12)	685,386	634,427
Intangibles, net (Notes 2 and 10)	129,032	123,738
Other assets, net (Notes 11 and 12)	8,367	20,785

TOTAL ASSETS	$1,792,672	$1,501,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$19,000	$25,000
Current installments of obligations under capital leases (Note 2)	12,212	5,324
Accounts payable	124,195	114,972
Other current liabilities (Note 2)	105,279	89,959
Income taxes payable	33,669	37,035

Total current liabilities	294,355	272,290

Long-term debt, excluding current portion (Notes 5 and 12)	250,000	142,568
Obligations under capital leases, excluding current installments (Note 2)	534	12,259
Deferred tax liabilities (Note 3)	42,075	29,717
Other liabilities (Notes 6 and 8)	41,496	30,163

Total liabilities	628,460	486,997

Shareholders’ equity (Notes 6,7 and 9):
Common stock, par value $0.01. 300,000,000 shares authorized, 113,020,941 and 114,083,768 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	1,130	1,141
Additional paid-in capital	177,684	208,870
Accumulated other comprehensive loss	(294)	(970)
Unearned compensation	(101)	(62)
Retained earnings	985,793	805,543

Total shareholders’ equity	1,164,212	1,014,522

Commitments and contingencies	—	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,792,672	$1,501,519

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED JANUARY 29, 2005 AND JANUARY 31, 2004, MONTH ENDED FEBRUARY 1, 2003

AND YEAR ENDED DECEMBER 31,2002

(in thousands)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Unearned Compensation	Retained Earnings	Share- holders’ Equity
Balance at December 31, 2001	112,506	$1,125	$167,151	$(378)	$—	$483,838	$651,736
Net income for the year ended December 31, 2002	—	—	—	—	—	154,647	154,647
Other comprehensive loss (Note 7)	—	—	—	(995)	—	—	(995)

Total comprehensive income							153,652
Issuance of stock under Employee Stock Purchase Plan and other plans (Note 9)	96	1	2,038	—	—	—	2,039
Exercise of stock options, including income tax benefit of $10,696 (Note 9)	1,633	16	41,117	—	—	—	41,133
Restricted stock issuance and amortization (Note 9)	9	—	275	—	(117)	—	158
Settlement of merger-related contingencies	(57)	—	6,686	—	—	—	6,686

Balance at December 31, 2002	114,187	1,142	217,267	(1,373)	(117)	638,485	855,404

Net loss for the month ended February 1, 2003	—	—	—	—	—	(10,525)	(10,525)
Other comprehensive income (Note 7)	—	—	—	96	—	—	96

Total comprehensive income							(10,429)
Issuance of stock under Employee Stock Purchase Plan and other plans (Note 9)	32	—	614	—	—	—	614
Exercise of stock options, including income tax benefit of $65 (Note 9)	12	—	225	—	—	—	225
Restricted stock amortization (Note 9)	—	—	—	—	5	—	5

Balance at February 1, 2003	114,231	$1,142	$218,106	$(1,277)	$(112)	$627,960	$845,819

Net income for the year ended January 31, 2004	—	—	—	—	—	177,583	177,583
Other comprehensive income (Note 7)	—	—	—	307	—	—	307

Total comprehensive income							177,890
Issuance of stock under Employee Stock Purchase Plan and other plans (Note 9)	132	1	2,724	—	—	—	2,725
Exercise of stock options, including income tax benefit of $5,620 (Note 9)	994	10	25,060	—	—	—	25,070
Repurchase and retirement of shares (Note 7)	(1,265)	(12)	(38,041)	—	—	—	(38,053)
Restricted stock amortization (Note 9)	—	—	—	—	50	—	50
Settlement of merger-related contingencies	(8)	—	1,021	—	—	—	1,021

Balance at January 31, 2004	114,084	1,141	208,870	(970)	(62)	805,543	1,014,522

Net income for the year ended January 29, 2005	—	—	—	—	—	180,250	180,250
Other comprehensive income (Note 7)	—	—	—	676	—	—	676

Total comprehensive income							180,926
Issuance of stock under Employee Stock Purchase Plan and other plans (Note 9)	139	1	3,285	—	—	—	3,286
Exercise of stock options, including income tax benefit of $2,144 (Note 9)	608	6	13,957	—	—	—	13,963
Repurchase and retirement of shares (Note 7)	(1,810)	(18)	(48,593)	—	—	—	(48,611)
Restricted stock issuance and amortization (Note 9)	—	—	165	—	(39)	—	126

Balance at January 29, 2005	113,021	$1,130	$177,684	$(294)	$(101)	$985,793	$1,164,212

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$180,250	$177,583	$(10,525)	$154,647
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	129,291	107,088	7,625	75,633
Loss on disposal of property and equipment	2,797	4,015	107	1,599
Cumulative effective of change in accounting principle	—	—	5,285	—
Change in fair value of non-hedging interest rate swaps	(1,057)	(889)	(239)	1,469
Provision for deferred income taxes	15,578	19,681	1,110	16,436
Tax benefit of stock option exercises	2,144	5,620	65	10,696
Other non-cash adjustments to net income	2,113	1,965	59	316
Changes in assets and liabilities increasing (decreasing) cash and cash equivalents:
Merchandise inventories	(89,840)	(61,166)	(80,774)	(61,192)
Prepaid expenses and other current assets	(395)	(428)	(3,689)	6,707
Other assets	929	(1,424)	(679)	(999)
Accounts payable	9,223	(29,135)	78,217	1,361
Income taxes payable	(3,366)	16,910	(4,493)	(10,807)
Other current liabilities	15,320	4,655	(12,225)	16,317
Other liabilities	13,502	(745)	(3,185)	2,011

Net cash provided by (used in) operating activities	276,489	243,730	(23,341)	214,194

Cash flows from investing activities:
Capital expenditures	(181,782)	(236,761)	(12,243)	(143,444)
Purchase of Greenbacks, Inc., net of cash acquired of $1,250	—	(100,523)	—	—
Purchase of short-term investments	(465,815)	(150,640)	(21,745)	(246,580)
Proceeds from sales of short-term investments	339,035	208,570	2,000	220,765
Acquisition of favorable lease rights	(6,845)	(105)	—	(813)
Investment in Ollie’s Holdings, Inc	—	(4,000)	—	—
Proceeds from the sale of property and equipment	—	35	—	216
Settlement of merger-related contingencies	—	1,021	—	6,686

Net cash used in investing activities	(315,407)	(282,403)	(31,988)	(163,170)

Cash flows from financing activities:
Proceeds from long-term debt, net of facility fees of $1,094 in 2004	248,906	39,700	—	—
Repayment of long-term debt	(148,568)	(51,367)	—	(6,025)
Principal payments under capital lease obligations	(5,572)	(7,994)	(335)	(3,971)
Payments for share repurchases	(48,611)	(38,053)	—	—
Proceeds from stock issued pursuant to stock-based compensation plans	15,105	22,175	774	32,476

Net cash provided by (used in) financing activities	61,260	(35,539)	439	22,480

Net increase (decrease) in cash and cash equivalents	22,342	(74,212)	(54,890)	73,504
Cash and cash equivalents at beginning of period	84,190	158,402	213,292	139,788

Cash and cash equivalents at end of period	$106,532	$84,190	$158,402	$213,292

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$8,117	$7,252	$195	$3,685
Income taxes	$93,395	$70,172	$110	$82,420

(continued on the following page)

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

Supplemental disclosure of non-cash investing and financing activities:

The Company purchased equipment under capital lease obligations amounting to $484, $2,134 and $2,177 in the years ended January 29, 2005, January 31, 2004 and December 31, 2002, respectively. The Company did not purchase any equipment under capital leases in the month ended February 1, 2003.

As described in Note 10, the Company acquired Greenbacks, Inc. in 2003. In conjunction with the acquisition, the Company assumed liabilities of $17,886.

As described in Note 12, the Company consolidated its variable-interest entity effective January 1, 2003. As a result, the Company recorded the following on January 1, 2003: an increase of $128,791 in net property and equipment; an increase of $970 for deferred financing costs in other assets; and an increase of $140,628 in long-term debt. The cumulative effect of a change in accounting principle represents, net of the tax effect of $3,309, the historical depreciation related to the distribution center assets and, the historical amortization of the deferred financing costs recognized previously by the variable-interest entity and the write-off of a deferred rent liability related to the lease.

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except number of stores, share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

At January 29, 2005, Dollar Tree Stores, Inc. (DTS or the Company) owned and operated 2,735 discount variety retail stores that sell substantially all items for $1.00 or less. The Company’s stores operate under the names of Dollar Tree, Dollar Bills, Dollar Express, Only One Dollar, and Only $One. Our stores average approximately 7,475 selling square feet.

The Company’s headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania, Georgia, Oklahoma, Utah and Washington. The Company’s stores are located in all 48 contiguous states. The Company’s merchandise includes candy, food, housewares, health and beauty care, seasonal goods, party goods, toys, stationery, gifts and other consumer items. Approximately 40% of the Company’s merchandise is imported, primarily from China.

Principles of Consolidation

The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year was a calendar year in 2002. The Company changed its fiscal year end from December 31 to the Saturday closest to January 31, effective for the fiscal year beginning February 2, 2003 and ending January 31, 2004. The one-month period of January 1, 2003 through February 1, 2003 (the Transition Period) is presented separately in these consolidated financial statements. Unless specifically indicated otherwise, any reference herein to “2004” or “Fiscal 2004” and “2003” or “Fiscal 2003” relates to as of or for the years ended January 29, 2005 and January 31, 2004, respectively. Any references to “2002” or “Fiscal 2002” relate to as of or for the year ended December 31, 2002.

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

Lease Accounting

The Company recognized a one-time non-cash, after-tax adjustment of $5,751, or $0.05 per diluted share, in the fourth quarter of 2004 to reflect the cumulative impact of a correction of its accounting practices related to leased properties. Of the aforementioned amount, approximately $1,230, or $0.01 per diluted share, relates to the current year. Consistent with industry practices, in prior periods, the Company had reported its straight line expenses for leases beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of its stores (generally 60 days) from the calculation of the period over which it expenses rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of being classified as deferred lease credits. The adjustment made to correct these practices does not affect historical or future net cash flows or the timing of payments under related leases. Rather, this change affected the classification of costs on the statement of operations and cash flows by increasing depreciation and decreasing rent expense, which is included in cost of sales. In addition, fixed assets and deferred liabilities increased due to the net cumulative unamortized allowances and abatements.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified for comparability with the current period presentation, including the reclasses noted in the lease accounting discussion above.

Cash and Cash Equivalents

Cash and cash equivalents at January 29, 2005 and January 31, 2004 includes $75,885 and $54,081, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Short-Term Investments

The Company’s short-term investments consist primarily of government-sponsored municipal bonds and auction rate securities. These investments are classified as available for sale and are recorded at fair value. The government-sponsored municipal bonds can be converted into cash with one or seven day notice. The auction rate securities have stated interest rates, which typically reset to market prevailing rates every 35 days or less. The securities underlying both the government-sponsored municipal bonds and the auction rate securities have longer legal maturity dates. Prior to the end of fiscal 2004, the Company classified a portion of these investments in cash and cash equivalents due to their liquidity. Prior period information was reclassified, including the impact on cash flow from investing activities, to conform to the current year presentation. There was no impact on net income or cash flow from operating activities as a result of the reclassification.

Merchandise Inventories

Merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a weighted average cost basis. Cost is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $27,968 and $24,510 at January 29, 2005 and January 31, 2004, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 years
Furniture, fixtures and equipment	3 to 15 years
Transportation vehicles	4 to 6 years

Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or the committed terms of the related leases, whichever is shorter. Amortization is included in “selling, general and administrative expenses” on the accompanying consolidated statements of operations.

In the fourth quarter of 2004, the Company revised its estimate of useful lives on certain store equipment and distribution center assets. This change will increase net income by approximately $3,700 in the first three quarters of 2005 as compared to 2004.

Costs incurred related to software developed for internal use are capitalized and amortized over three years. Costs capitalized include those incurred in the application development stage as defined in Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2004 and 2003, the Company recorded charges of $531 and $234, respectively, to writedown certain assets. No charges were recorded in the month ended February 1, 2003 or the year ended December 31, 2002. These charges are recorded as a component of “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but rather tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. The Company performs its annual assessment of impairment following the finalization of each November’s financial statements.

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

As of January 29, 2005, one of the Company’s interest rate swaps does not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, this interest rate swap is recorded at its fair value in the consolidated balance sheets as a component of “other liabilities” (see Note 6). During fiscal 2004, two additional interest rate swaps that did not qualify for hedge accounting expired. Changes in the fair values of these three interest rate swaps are recorded as “change in the fair value of non-hedging interest rate swaps” in the accompany consolidated statements of cash flows and the consolidated statements of operations.

The Company is party to one interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133. Accordingly, the liability is recorded at fair value in the accompanying consolidated balance sheets and changes in the fair value are recorded as a component of “accumulated other comprehensive loss.” These amounts are subsequently reclassified into earnings as a yield adjustment in the period in which the related interest on the variable-rate obligations affects earnings. If the swap is terminated prior to its expiration date, the amount recorded in accumulated other comprehensive loss will be recorded as a yield adjustment over the term of the forecasted transaction.

Revenue Recognition

The Company recognizes sales revenue at the time a sale is made to its customer.

Cost of Sales

The Company includes the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.

Pre-Opening Costs

The Company expenses pre-opening costs for new, expanded and relocated stores, as incurred.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs approximated $11,042 and $5,681 for the years ended January 29, 2005 and January 31, 2004, respectively, and $789 in the month ended February 1, 2003. The Company did not incur significant advertising costs in the year ended December 31, 2002.

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

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure only requirements of SFAS No. 123.

If the accounting provisions of SFAS No. 123 had been adopted, the Company’s net income (loss) and net income (loss) per share would have been as indicated in the following table:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2002
Net income (loss) as reported	$180,250	$177,583	$(10,525)	$154,647
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	13,007	13,181	1,108	12,625

Net income (loss) under SFAS No. 123	$167,243	$164,402	$(11,633)	$142,022

Net income (loss) per share:
Basic, as reported	$1.59	$1.55	$(0.09)	$1.36
Basic, pro forma under SFAS No. 123	1.48	1.43	(0.10)	1.25

Diluted, as reported	$1.58	$1.54	$(0.09)	$1.35
Diluted, pro forma under SFAS No. 123	1.47	1.43	(0.10)	1.24

These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options’ vesting periods and because additional options may be granted in future years.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.

The provisions of this statement are effective for fiscal 2006 and the Company is currently evaluating the requirements of this revision and has not determined the method of adoption.

Net Income Per Share

Basic net income per share has been computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income by the weighted average number of shares and dilutive potential shares outstanding. Dilutive potential shares include all outstanding stock options and unvested restricted stock after applying the treasury stock method.

NOTE 2 - BALANCE SHEET COMPONENTS

Intangibles, Net

Intangibles, net, as of January 29, 2005 and January 31, 2004 consist of the following:

	January 29, 2005	January 31, 2004
Non-competition agreements	$6,398	$6,398
Accumulated amortization	(3,475)	(2,685)

Non-competition agreements, net	2,923	3,713

Favorable lease rights	9,034	2,189
Accumulated amortization	(1,567)	(806)

Favorable lease rights, net	7,467	1,383

Goodwill	130,271	130,271
Accumulated amortization	(11,629)	(11,629)

Goodwill, net	118,642	118,642

Total intangibles, net	$129,032	$123,738

Non-Competition Agreements

The Company issued stock options to certain former shareholders of an acquired entity in exchange for non-competition agreements and a consulting agreement. These assets are being amortized over the legal term of the individual agreements. A portion of these agreements was amortized over five years and as of January 29, 2005, these are fully amortized. One remaining agreement is being amortized over a 10-year period. In addition, in 2003, the Company entered into non-competition agreements with former executives of Greenbacks, Inc. which are being amortized over five years (see Note 10).

Favorable Lease Rights

In 2004 and 2002, the Company acquired favorable lease rights for operating leases for retail locations from third parties. In addition, in 2003, the Company acquired favorable lease rights in its acquisition of Greenbacks, Inc. (see Note 10). The Company’s favorable lease rights are amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2016.

Amortization expense related to the non-competition agreements and favorable lease rights was $1,551, $1,300, $40 and $746 for the years ended January 29, 2005 and January 31, 2004, the one-month period ended February 1, 2003 and the year ended December 31, 2002, respectively. Estimated annual amortization expense for the next five years follows: 2005 - $2,617; 2006 - $2,508; 2007 - $2,470; 2008 - $1,253; and 2009 - $477.

Goodwill

In accordance with SFAS No. 142, goodwill is no longer being amortized, but is tested at least annually for impairment. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed its annual impairment testing in November 2004 and determined that no impairment loss existed.

Property, Plant and Equipment, Net

Property, plant and equipment, net, as of January 29, 2005 and January 31, 2004 consists of the following:

	January 29, 2005	January 31, 2004
Land	$28,867	$16,807
Buildings	171,980	105,558
Improvements	348,561	288,189
Furniture, fixtures and equipment	549,051	441,259
Transportation vehicles	1,868	3,492
Construction in progress	20,352	107,703

Total property, plant and equipment	1,120,679	963,008

Less: accumulated depreciation and amortization	435,293	328,581

Total property, plant and equipment, net	$685,386	$634,427

Other Current Liabilities

Other current liabilities as of January 29, 2005 and January 31, 2004 consist of accrued expenses for the following:

	January 29, 2005	January 31, 2004
Compensation and benefits	$23,384	$25,435
Taxes (other than income taxes)	11,992	10,450
Insurance	29,112	25,398
Other	40,791	28,676

Total other current liabilities	$105,279	$89,959

Capital Leases

The present value of future minimum capital lease payments as of January 29, 2005 is as follows:

2005	$13,081
2006	279
2007	183
2008	115
2009	51

Total minimum lease payments	13,709
Less: amount representing interest (at an average rate of approximately 10.9%)	963

Present value of net minimum capital lease payments	12,746
Less current installments of obligations under capital leases	12,212

Obligations under capital leases, excluding current installments	$534

Included in property, plant and equipment at January 29, 2005 and January 31, 2004 are leased furniture and fixtures and transportation vehicles, excluding sale-leaseback assets, with a cost of $4,465 and 5,641, respectively. Accumulated depreciation on these assets totaled $2,964 and $3,370 at January 29, 2005 and January 31, 2004, respectively.

Sale-Leaseback Transaction

On September 30, 1999, the Company sold certain retail store leasehold improvements to an unrelated third party and leased them back for a period of seven years. This transaction is being accounted for as a financing arrangement. In 2004, the Company exercised the right to purchase the leasehold improvements at September 30, 2005. In order to exercise this right, the Company’s lease obligation increased by $200. The total amount of the lease obligation, including this $200, at January 29, 2005 was $11,735. The lease agreement includes financial covenants that are not more restrictive than those of existing loan agreements. As part of the transaction, the Company received proceeds of $20,880, net of financing costs, and an $8,120 11% note receivable, which matures in September 2005 and is included in “other assets, net.” The future minimum lease payments related to the capital lease obligation are included in the schedule above.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, prepaid expenses, other current assets, accounts payable and other current liabilities approximate fair value because of the short maturity of these instruments. The carrying values of other liabilities, excluding interest rate swaps, approximate fair value because they are recorded using discounted future cash flows or quoted market rates.

The carrying value of the Company’s variable-rate and fixed-rate long-term debt approximates its fair value. The fair value is estimated by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities.

It is not practicable to estimate the fair value of our outstanding commitments for letters of credit and surety bonds without unreasonable cost.

The fair value of the interest rate swaps (see Note 6) are the estimated amounts the Company would pay to terminate the agreements as of the reporting date. The fair value of the liabilities associated with interest rate swaps at January 29, 2005 and January 31, 2004, are as follows:

	January 29, 2005	January 31, 2004
$25,000 interest rate swap	$655	$1,767
$19,000 interest rate swap	893	1,687
$10,000 interest rate swap	—	183
$5,000 interest rate swap	—	81

	$1,548	$3,718

The fair values of the interest rate swaps are included in “other liabilities” in the accompanying consolidated balance sheets. The $10,000 and $5,000 interest rate swaps expired during fiscal 2004.

NOTE 3 - INCOME TAXES

Total income taxes were allocated as follows:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2002
Income (loss) from continuing operations	$107,920	$111,169	$(3,279)	$96,812
Cumulative effect of a change in accounting principle	—	—	(3,309)	—
Accumulated other comprehensive (income) loss, marking derivative financial instruments to fair value	424	192	61	(633)
Stockholders’ equity, tax benefit on exercise of stock options	(2,144)	(5,620)	(65)	(10,696)

	$106,200	$105,741	$(6,592)	$85,483

The provision for income taxes consists of the following:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2002
Federal - current	$75,785	$76,017	$(3,778)	$69,003
Federal - deferred	15,861	19,465	956	14,141
State - current	16,557	15,471	(611)	11,373
State - deferred	(283)	216	154	2,295

	$107,920	$111,169	$(3,279)	$96,812

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2002
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.6	3.5	3.5	3.5
Other, net	(1.1)	—	—	—

Effective tax rate	37.5%	38.5%	38.5%	38.5%

The rate reduction in “Other, net” in the above table consists primarily of a one-time tax benefit for the resolution of a tax uncertainty in 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified on the accompanying consolidated balance sheets based on the classification of the underlying asset or liability. Significant components of the Company’s net deferred tax assets (liabilities) follows:

	Year Ended January 29, 2005	Year Ended January 31, 2004
Deferred tax assets:
Accrued expenses and other liabilities principally due to differences in the timing of deductions for reserves	$14,744	$16,836
Other	169	1,092

Total deferred tax assets	14,913	17,928

Deferred tax liabilities:
Intangible assets due to differences in amortization methods and lives	(6,963)	(6,169)
Deferred compensation primarily due to timing of contributions to the profit sharing plan	(855)	(1,087)
Property and equipment due to difference in depreciation and amortization methods and lives	(39,435)	(27,864)
Other	(1,663)	(809)

Total deferred tax liabilities	(48,916)	(35,929)

Net deferred tax liability	$(34,003)	$(18,001)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and management’s projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Future minimum lease payments under noncancelable store, distribution center and former corporate headquarters operating leases (including leases with related parties) are as follows:

2005	$216,874
2006	188,638
2007	156,280
2008	119,189
2009	83,555
Thereafter	150,413

Total minimum lease payments	$914,949

The above future minimum lease payments include amounts for leases that were signed prior to January 29, 2005 for stores that were not open as of January 29, 2005.

Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $1,239 under operating leases.

Minimum and Contingent Rentals

Rental expense for store, distribution center and former corporate headquarters operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2002
Minimum rentals	$200,718	$167,127	$12,410	$138,656
Contingent rentals	899	1,229	1	1,277

Non-Operating Facilities

The Company is responsible for payments under leases for two former distribution center and certain closed stores. The leases for the two distribution centers expire in June 2005 and September 2005. The Company accounts for abandoned lease facilities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Facilities are considered abandoned on the date that the Company ceases to use the facility. On this date, the Company records an expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income. Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded charges of $1,472, $470 and $364 in 2004, 2003 and 2002, respectively. There was no charge recorded in the month ended February 1, 2003. The total accrual for these vacated facilities was $1,472 and $2,171 at January 29, 2005 and January 31, 2004, respectively.

Related Parties

The Company also leases properties for six of its stores from partnerships owned by related parties. The total rental payments related to these leases were $484, $469, $31 and $1,222 for the years ended January 29, 2005 and January 31, 2004, the month ended February 1, 2003 and the year ended December 31, 2002, respectively.

Freight Services

The Company has contracted outbound freight services from various contract carriers with contracts expiring through January 2007. The total amount of these commitments is approximately $35,500, of which approximately $25,500 is committed in 2005 and $10,000 is committed in 2006.

Technology Assets

The Company has commitments totaling approximately $5,831 to purchase store technology assets for its stores during 2005.

Letters of Credit

In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement. The agreement provides $125,000 for letters of credit, which are generally issued for the routine purchase of imported merchandise. Approximately $88,941 of this agreement was committed to letters of credit at January 29, 2005.

The Company also has approximately $37,735 in letters of credit that serve as collateral for its high-deductible insurance programs and expire in fiscal 2005.

Surety Bonds

The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores. The total amount of the commitment is approximately $2,275, which is committed through various dates through 2008.

Contingencies

The Company was sued in California in 2003 by a former employee who alleged that employees did not properly receive sufficient meal period breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requests that the California state court certify the case as a class action. In 2005, the Company was threatened with a suit by former employees in Oregon who allege that they did not properly receive sufficient meal period breaks and paid rest periods. They also allege other wage and hour violations. The Company anticipates that they will request the Oregon state court to certify the case as a class action.

The Company was sued by Mag Instrument (Mag) for damages, including treble damages, for the sale of 850,000 to 1,000,000 flashlights. The United States District Court in California has ruled that the flashlights infringe Mag’s patent. The Company intends to appeal this ruling. Mag also claims that the flashlights infringe its trademark. Mag Instrument’s damage expert claims that Mag is owed at least $4.16 for each unit the Company sold, plus enhanced or treble damages as well as its attorney’s fees. The Company believes that Mag has significantly overstated its damage estimate and that it is not entitled to an award of treble damages or attorney’s fees.

The Company will vigorously defend itself in these lawsuits. The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on its results of operations for the period in which they are resolved.

NOTE 5 - LONG-TERM DEBT

Long-term debt at January 29, 2005 and January 31, 2004 consists of the following:

	January 29, 2005	January 31, 2004
$450,000 Unsecured Revolving Credit Facility, interest payable monthly at LIBOR, plus 0.475%, which was 3.0% at January 29, 2005, principal payable upon expiration of the facility in March 2009	$250,000	$—
Demand Revenue Bonds, interest payable monthly at a variable rate which was 2.57% at January 29, 2005, principal payable on demand, otherwise beginning June 2006 and maturing June 2018	19,000	19,000
Variable-rate debt, interest payable monthly at LIBOR, principal payable upon maturity in March 2006, repaid in March 2004	—	142,568
7.29% unsecured Senior Notes, interest payable semiannually on April 30 and October 30, matured April 2004	—	6,000

Total long-term debt	269,000	167,568
Less: current portion	19,000	25,000

Long-term debt, excluding current portion	$250,000	$142,568

Maturities of long-term debt are as follows: 2005 - $19,000 and 2009 - $250,000.

Unsecured Revolving Credit Facility

In March 2004, the Company entered into a five-year Unsecured Revolving Credit Facility (the Facility). The Facility provides for a $450,000 revolving line of credit, including up to $50,000 in available letters of credit, bearing interest at LIBOR, plus 0.475%. The Facility also bears an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly. The Facility, among other things, requires the maintenance of certain specified financial ratios restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Company used availability under the Facility to repay the $142,568 of variable-rate debt and to purchase short-term, state and local government-sponsored municipal bonds. The Company’s $150,000 revolving credit facility (Old Facility) was terminated concurrent with entering into the Facility. The net debt issuance costs related to the Old Facility and the variable-rate debt, included in “other assets, net” on the January 31, 2004 consolidated balance sheet totaling $727, were charged to interest expense in 2004.

Demand Revenue Bonds

On May 20, 1998, the Company entered into a Loan Agreement with the Mississippi Business Finance

Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19,000 to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company’s distribution facility in Olive Branch, Mississippi. The Bonds do not contain a prepayment penalty as long as the interest rate remains variable. The Bonds are secured by a $19,300 letter of credit issued by one of the Company’s existing lending banks. The letter of credit is renewable annually. The Letter of Credit and Reimbursement Agreement requires, among other things, the maintenance of certain specified ratios and restricts the payment of dividends. The Bonds contain a demand provision and, therefore, are classified as current liabilities.

Variable-Rate Debt

As indicated in Note 12, in 2001, the Company entered into an operating lease facility with a variable interest entity. Effective with the implementation of Financial Accounting Standards Board Interprets No. 46, Consolidation of Variable Interest Entities (FIN 46), the Company consolidated the variable interest entity. As a result, the balance sheet at January 31, 2004 includes the debt incurred by the variable interest entity to construct the Company’s distribution center assets. This debt was repaid in 2004 with proceeds from the Facility.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of interest rate swaps at January 29, 2005 and January 31, 2004, is approximately $1,548 and $3,718, respectively, and is recorded in “other liabilities” on the accompanying consolidated balance sheets.

Non-Hedging Derivatives

At January 29, 2005, the Company was party to a derivative instrument in the form of an interest rate swap that does not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133 because it contains a knock-out provision. The swap creates the economic equivalent of a fixed rate obligation by converting the variable interest rate to a fixed rate. Under this interest rate swap, the Company pays interest to a financial institution at a fixed rate, as defined in the agreement. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the variable-rate obligation, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. No payments are made by either party for months in which the variable interest rate, as calculated under the swap agreement, is greater than the “knock-out rate.” The following table summarizes the terms of the interest rate swap:

Derivative Instrument	Origination Date	Expiration Date	Pay Fixed Rate	Knock-out Rate
$19,000 swap	4/1/99	4/1/09	4.88%	7.75%

The $19,000 swap reduces the Company’s exposure to the variable interest rate related to the Demand Revenue Bonds (see Note 5).

At January 31, 2004, the Company had a $10,000 and a $5,000 interest rate swap that did not qualify for hedge accounting. These swaps expired in fiscal 2004.

Hedging Derivative

The Company is party to one derivative instrument in the form of an interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133.

In 2001, the Company entered into a $25,000 interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable interest entity debt. In March 2004, the Company repaid all of the variable interest entity debt with borrowings from the Facility (see Note 5). The Company redesignated this swap to borrowings under the Facility. This redesignation does not affect the accounting treatment used for this interest rate swap. The swap creates the economic equivalent of fixed-rate debt by converting the variable-interest rate to a fixed-rate. Under this agreement, the Company pays interest to a financial institution at a fixed-rate of 5.43%. In exchange, the financial institution pays the Company at a variable-interest rate, which approximates the floating rate on the debt, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly consistent with the interest rate adjustment on the debt. The swap is effective through March 2006.

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at January 29, 2005, January 31, 2004, February 1, 2003 and December 31, 2002.

Net Income (Loss) Per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2002
Basic net income (loss) per share:
Income (loss) before accounting change	$180,250	$177,583	$(5,240)	$154,647
Cumulative effect of a change in accounting principle, net of tax benefit of $3,309	—	—	(5,285)	—

Net income (loss)	$180,250	$177,583	$(10,525)	$154,647

Weighted average number of shares outstanding	113,296	114,641	114,224	113,637

Basic income (loss) before accounting change per share	$1.59	$1.55	$(0.05)	$1.36
Cumulative effect of a change in accounting principle per share	—	—	(0.04)	—

Basic net income (loss) per share	$1.59	$1.55	$(0.09)	$1.36

Diluted net income (loss) per share:
Income (loss) before accounting change	$180,250	$177,583	$(5,240)	$154,647
Cumulative effect of a change in accounting principle, net of tax benefit of $3,309	—	—	(5,285)	—

Net income (loss)	$180,250	$177,583	$(10,525)	$154,647

Weighted average number of shares outstanding	113,296	114,641	114,224	113,637
Dilutive effect of stock options and stock (as determined by applying the treasury stock method)	690	940	437	910

Weighted average number of shares and dilutive potential shares outstanding	113,986	115,581	114,661	114,547

Diluted income (loss) before accounting change per share	$1.58	$1.54	$(0.05)	$1.35
Cumulative effect of a change in accounting principle per share	—	—	(0.04)	—

Diluted net income (loss) per share	$1.58	$1.54	$(0.09)	$1.35

At January 29, 2005, January 31, 2004, February 1, 2003 and December 31, 2002, respectively, 1,457,329, 203,015, 2,171,350 and 1,704,153 stock options are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income (loss) to total comprehensive income (loss):

	Year Ended January 29, 2005	Year Ended January 31, 2004	Month Ended February 1, 2003	Year Ended December 31, 2004
Net income (loss)	$180,250	$177,583	$(10,525)	$154,647

Fair value adjustment-derivative cash flow hedging instrument	1,113	475	155	(1,652)
Income tax benefit (expense)	(429)	(183)	(60)	642

Fair value adjustment, net of tax	684	292	95	(1,010)

Amortization of SFAS No. 133 cumulative effect	(13)	24	2	24
Income tax benefit (expense)	5	(9)	(1)	(9)

Amortization of SFAS No. 133 cumulative effect, net of tax	(8)	15	1	15

Total comprehensive income (loss)	$180,926	$177,890	$(10,429)	$153,652

The cumulative effect recorded in “accumulated other comprehensive loss” is being amortized over the remaining lives of the related interest rate swaps.

Share Repurchase Programs

In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200,000 of the Company’s common stock. Stock repurchases were to be made until November 2005 either in the open market or through privately negotiated transactions. During fiscal 2004, the Company repurchased 1,809,953 shares for approximately $48,611.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300,000 of the Company’s common stock during the next three years. The previous November 2002 authorization was concurrently terminated. As of the termination date, the Company had repurchased 5,065,495 shares for approximately $141,965 under the November 2002 authorization. As of April 13, 2005, the Company had repurchased 2,048,900 shares for approximately $55,596 under the March 2005 authorization.

NOTE 8 - EMPLOYEE BENEFIT PLANS

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

Contributions to and reimbursements by the Company of expenses of the plans included in the accompanying consolidated statements of operations were as follows:

Year Ended January 29, 2005	$8,530
Year Ended January 31, 2004	10,964
Month Ended February 1, 2003	755
Year Ended December 31, 2002	9,862

Deferred Compensation Plan

The Company has a deferred compensation plan which provides certain highly compensated employees and executives the ability to defer a portion of their base compensation and bonuses and earn interest on their deferred amounts. The plan is an unfunded nonqualified plan; however, the Company may make discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. Total cumulative participant deferrals were approximately $1,516 and $1,718, respectively, at January 29, 2005 and January 31, 2004 and are included in “other liabilities” on the accompanying consolidated balance sheets. The related assets are included in “other assets, net” on the accompanying consolidated balance sheets. The Company made no discretionary contributions in the years ended January 29, 2005 and January 31, 2004, the month ended February 1, 2003 or in the year ended December 31, 2002.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

At January 29, 2005, the Company has eight stock-based compensation plans. Each plan and the accounting method are described below.

Fixed Stock-Option Compensation Plans

Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 1,047,264 shares of Common Stock in 1993 and 1,048,289 shares in 1994. Options granted under the SOP have an exercise price of $0.86 and are fully vested at the date of grant.

Under the 1995 Stock Incentive Plan (SIP), the Company may grant options to its employees for up to 12,600,000 shares of Common Stock. The exercise price of each option equals the market price of the Company’s stock at the date of grant, unless a higher price is established by the Board of Directors, and an option’s maximum term is 10 years. Options granted under the SIP generally vested over a three-year period. In exchange for their options to purchase Dollar Express Common Stock, certain employees of Dollar Express were granted 228,072 options to purchase the Company’s common stock based on an exchange ratio of 0.8772. Options issued in connection with the merger were fully vested as of the date of the merger. This plan was terminated on July 1, 2003 and replaced with the Company’s 2003 Equity Incentive Plan, discussed below.

The Step Ahead Investments, Inc. Long-Term Incentive Plan (SAI Plan) provided for the issuance of stock options, stock appreciation rights, phantom stock and restricted stock awards to officers and key employees. Effective with the merger with 98 Cent Clearance Center and in accordance with the terms of the SAI Plan, outstanding 98 Cent Clearance Center options were assumed by the Company and converted, based on 1.6818 Company options for each 98 Cent Clearance Center option, to options to purchase the Company’s common stock. Options issued as a result of this conversion were fully vested as of the date of the merger.

Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 247,500 shares were granted to five former officers of 98 Cent Clearance Center who were serving as employees or consultants of the Company following the merger. The options were granted as consideration for entering into non-competition agreements and a consulting agreement. The exercise price of each option equals the market price of the Company’s stock at the date of grant, and the options’ maximum term is 10 years. Options granted under the Special Plan vest over a five-year period.

The 2003 Equity Incentive Plan (EIP) replaces the Company’s SIP discussed above. Under the EIP, the Company may grant up to 6,000,000 shares of its Common Stock, plus any shares available for future awards under the SIP, to the Company’s employees, including executive officers and independent contractors. The EIP permits the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock. The exercise price of each stock option granted equals the market price of the Company’s stock at the date of grant. The options generally vest over a three-year period and have a maximum term of ten years.

The 2004 Executive Officer Equity Plan (EOEP) is available only to the Chief Executive Officer and certain other executive officers. These officers no longer receive awards under the EIP. The EOEP allows the Company to grant the same type of equity awards as does the EIP. These awards generally vest over a five-year period, with a maximum term of 10 years.

Stock appreciation rights may be awarded alone or in tandem with stock options. When the stock appreciation rights are exercisable, the holder may surrender all or a portion of the unexercised stock appreciation right and receive in exchange an amount equal to the excess of the fair market value at the date of exercise over the fair market value at the date of the grant. No stock appreciation rights have been granted to date.

Any restricted stock awarded is subject to certain general restrictions. The restricted stock shares may not be sold, transferred, pledged or disposed of until the restrictions on the shares have lapsed or have been removed under the provisions of the plan. In addition, if a holder of the restricted shares ceases to be employed by the Company, any shares in which the restrictions have not lapsed will be forfeited.

The 2003 Non-Employee Director Stock Option Plan provides non-qualified stock options to non-employee members of the Company’s Board of Directors. The stock options are functionally equivalent to such options issued under the EIP discussed above. The exercise price of each stock option granted equals the market price of the Company’s stock at the date of grant. The options generally vest immediately.

The 2003 Director Deferred Compensation Plan permits any of the Company’s directors who receive a retainer or other fees for Board or committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of the Company’s common stock, or to receive all or a portion of such fees in non-statutory stock options. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the current market price of a share of the Company’s common stock. The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of the Company’s common stock. The exercise price will equal the fair market value of the Company’s common stock at the date the option was issued. The options are fully vested when issued and have a term of 10 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Expected term in years	5.3	5.4	5.7
Expected volatility	59.8%	60.7%	63.8%
Annual dividend yield	—	—	—
Risk free interest rate	3.7%	3.4%	3.0%

The following tables summarize the Company’s various option plans as of January 29, 2005, January 31, 2004, February 1, 2003 and December 31, 2002 and for the years ended January 29, 2005 and January 31, 2004, the month ended February 1, 2003, and the year ended December 31, 2002, and information about fixed options outstanding at January 29, 2005:

Stock Option Activity

	January 29, 2005		January 31, 2004		February 1, 2003		December 31, 2002
	Shares	Weighted Average Per Share Exercise Price	Shares	Weighted Average Per Share Exercise Price	Shares	Weighted Average Per Share Exercise Price	Shares	Weighted Average Per Share Exercise Price
Outstanding, beginning of period	6,007,471	$23.81	5,414,023	$24.19	5,440,547	$24.17	5,683,827	$20.39
Granted	1,682,572	25.52	1,904,057	20.54	6,000	25.26	1,723,000	31.54
Exercised	(608,432)	19.58	(993,841)	19.57	(12,402)	12.93	(1,632,942)	18.64
Forfeited	(534,192)	25.90	(316,768)	24.01	(20,122)	25.89	(333,338)	25.02

Outstanding, end of period	6,547,419	24.47	6,007,471	23.81	5,414,023	24.19	5,440,547	24.17

Options exercisable at end of period	3,282,102	24.52	2,649,188	24.31	2,340,921	21.84	2,343,879	21.77

Weighted average fair value of options granted during the period		$14.27		$17.08		$15.24		$18.66

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding at January 29, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at January 29, 2005	Weighted Average Exercise Price
0.86	15,923	(1)	$0.86	15,923	$0.86
$2.95 to $10.98	67,208	2.2	9.43	67,208	9.43
$10.99 to $21.28	2,073,488	7.2	19.21	951,914	18.59
$21.29 to $29.79	2,951,662	7.0	24.83	1,337,427	24.27
$29.80 to $42.56	1,439,138	6.9	32.29	909,630	32.61

$0.86 to $42.56	6,547,419			3,282,102

(1)	Represents options granted under the SOP in 1993 and 1994. These options have no expiration date.

Restricted Stock

In 2002, the Company adopted a restricted stock plan, under which a maximum of 4,500 shares of common stock may be awarded to certain employees with no cash payments required by the recipient. Under this plan, the Company awarded 4,500 shares of common stock to an employee during 2002, which vest ratably over a three-year period. The $150 market value of the shares awarded was recorded as unearned compensation and is shown as a separate component of shareholders’ equity. The unearned compensation is being amortized to compensation expense over the three-year vesting period.

In 2004, the Company awarded an employee 5,000 restricted stock units from the 2003 Equity Incentive Plan, which vest ratably over a five-year period. The $165 market value of the units awarded was recorded as unearned compensation and is shown as a separate component of shareholders’ equity. The unearned compensation is being amortized to compensation expense over the five-year vesting period.

Total amortization for these awards for the years ended January 29, 2005 and January 31, 2004, the one-month period ended February 1, 2003 and the year ended December 2002 was approximately $126, $50, $5 and $33, respectively.

In 2002, the Company issued 4,000 shares of restricted stock to non-employees in recognition of past services provided to the Company. The shares vested immediately upon issuance. The market value of the shares awarded was approximately $125 and was recorded as a component of operating expenses during 2002.

Employee Stock Purchase Plan

Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 759,375 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 645,097 shares as of January 29, 2005.

The fair value of the employees’ purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Expected term	3 months	3 months	3 months
Expected volatility	15.6%	19.8%	28.2%
Annual dividend yield	—	—	—
Risk free interest rate	2.1%	1.1%	1.6%

The weighted average per share fair value of those purchase rights granted in 2004, 2003 and 2002 was $4.93, $4.60 and $5.02, respectively.

NOTE 10 - ACQUISITION

On June 29, 2003, the Company acquired 100% of the outstanding capital stock of Greenbacks, Inc. (Greenbacks). The results of Greenbacks’ operations are included in the accompanying consolidated financial statements since that date. Greenbacks was a privately held company operating 100 stores in 10 western states and one expandable 252,000 square foot distribution center in Salt Lake City. As a result of this acquisition, the Company extended its geographical reach to include 47 states compared with 41 states prior to the acquisition. In addition, this acquisition has provided the Company with an expandable distribution infrastructure in the Rocky Mountain area of the country. The aggregate purchase price was approximately $100,000 and was paid in cash. In addition, the Company incurred approximately $800 in direct costs associated with the acquisition. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$27,601
Deferred tax asset-current	860
Property and equipment	7,856
Intangible assets	3,031
Goodwill	80,284
Other assets	27

Total assets acquired	119,659

Current liabilities	11,155
Deferred tax liability	1,636
Long-term debt	4,838
Other liabilities	257

Total liabilities assumed	17,886

Net assets acquired	$101,773

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

NOTE 11 - INVESTMENT

On August 7, 2003, the Company paid $4,000 to acquire a 10.5% fully diluted interest in Ollie’s Holdings, Inc. (Ollie’s), a multi-price point discount retailer located in the mid-Atlantic region. In addition, the SKM Equity Fund III, L.P. (SKM Equity) and SKM Investment Fund (SKM Investment) acquired a combined fully diluted interest in Ollie’s of 53.1%. Two of the Company’s directors, Thomas Saunders and John Megrue, are principal members of Saunders Karp & Megrue Partners, L.L.C., which serves as the general partner of SKM Equity and SKM Investment. In conjunction with the acquisition of its interest in Ollie’s, the Company also entered into a call option agreement. The option agreement provides the Company with the right to purchase all of SKM Equity’s and SKM Investment’s equity in Ollie’s, for a fixed price as set forth in the agreement, subject to adjustments dependent on the occurrence of certain future events. The Company has no obligation to exercise the option or make any additional investment in Ollie’s. The $4,000 investment in Ollie’s is accounted for under the cost method of accounting and is included in “other assets” in the accompanying consolidated balance sheets.

NOTE 12 - CONSOLIDATION OF VARIABLE INTEREST ENTITY

In 2001, the Company entered into an operating lease arrangement, known as a synthetic lease, with a variable interest entity to finance the construction of four distribution centers. Because the Company accounted for this transaction as an operating lease, the related fixed assets and lease liabilities were not included in the consolidated balance sheets. In January 2003, the Financial Accounting Standards Board issued FIN 46. Under the terms of this standard, certain variable-interest entities, such as the entity in which the Company’s lease facility is held, are required to be consolidated. The Company implemented this standard effective January 1, 2003 and, as a result, the distribution center assets and the debt incurred by the variable-interest entity to purchase and construct the assets are included in balance sheets for periods after January 1, 2003. The cumulative effect of a change in accounting principle represents, net of the tax effect, the historical depreciation related to the distribution center assets and, the historical amortization of the deferred financing costs recognized previously by the variable-interest entity and the write-off of a deferred rent liability related to the lease.

At January 31, 2004 amounts included in the balance sheet related to the variable interest entity are as follows:

January 31, 2004
Property and equipment, net	$114,426
Long-term debt, excluding current portion	142,568
Other assets, net	639

The Company repaid the variable-interest entity debt in March 2004 with borrowings from the Facility (See Note 5). As a result of the repayment of the variable-interest entity debt, the assets of the variable-interest entity were transferred to the Company.

The following table reconciles reported net income and net income per share to net income and net income per share that would have been recorded if FIN 46 were effective for the year ended December 31, 2002:

Year Ended December 31, 2002
Reconciliation of net income:
Net income	$154,647
Less: Depreciation, amortization and deferred rent effect (net of tax)	4,121

Adjusted net income	$150,526

Basic net income per share:
Net income available to common shareholders	$1.36
Depreciation, amortization and deferred rent effect (net of tax)	(0.04)

Adjusted net income	$1.32

Diluted net income per share:
Net income available to common shareholders	$1.35
Depreciation, amortization and deferred rent effect (net of tax)	(0.04)

Adjusted net income	$1.31

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain items from the Company’s unaudited consolidated statements of operations for each quarter of fiscal year 2004 and 2003. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004:
Net sales	$710,330	$704,234	$723,967	$987,478
Gross profit	253,036	250,373	258,399	350,731
Operating income	58,659	49,084	53,589	132,219
Net income	35,150	29,592	31,854	83,654
Diluted net income per share	0.31	0.26	0.28	0.74
Stores open at end of quarter	2,579	2,612	2,674	2,735
Comparable store net sales change	(0.4)%	(0.2)%	0.7%	0.5%
Fiscal 2003:
Net sales	$615,568	$626,028	$665,211	$893,065
Gross profit	219,186	222,505	244,997	331,725
Operating income	54,491	47,600	60,365	131,141
Net income	32,795	28,799	36,161	79,828
Diluted net income per share	0.29	0.25	0.31	0.69
Stores open at end of quarter	2,319	2,468	2,511	2,513
Comparable store net sales change	2.2%	5.1%	1.7%	1.6%

(1)	Easter was observed on April 11, 2004 and April 20, 2003.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of January 29, 2005, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of January 29, 2005, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report appears below.

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dollar Tree Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dollar Tree Stores, Inc. (the Company) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree Stores, Inc. as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the each of the years ended January 29, 2005 and January 31, 2004, the one-month period ended February 1, 2003 and the year ended December 31, 2002, and our report dated April 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia

April 12, 2005

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree Stores, Inc.’s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 13, 2005, under the caption “Election of Directors.”

Information set forth in the Proxy Statement under the caption “Compliance with Section 16(a) of the Securities and Exchange Act of 1934,” with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

The information concerning our code of ethics required by this Item is incorporated by reference to Dollar Tree Stores, Inc.’s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 13, 2005, under the caption “Code of Business Conduct (Code of Ethics).”

Item 11. EXECUTIVE COMPENSATION

Information set forth in the Proxy Statement under the caption “Compensation of Executive Officers,” with respect to executive compensation, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth in the Proxy Statement under the caption “Ownership of Common Stock,” with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth in the Proxy Statement under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth in the Proxy Statement under the caption “Principal Accounting Fees and Services,” is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 26 of this Form 10-K.

2.	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 58 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE STORES, INC.

DATE: April 14, 2005	By:	/s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr. Macon F. Brock, Jr.	Chairman; Director	April 14, 2005

/s/ Bob Sasser Bob Sasser	Director, President and Chief Executive Officer (principal executive officer)	April 14, 2005

/s/ John F. Megrue John F. Megrue	Director	April 14, 2005

/s/ J. Douglas Perry J. Douglas Perry	Chairman Emeritus; Director	April 14, 2005

/s/ H. Ray Compton H. Ray Compton	Director	April 14, 2005

/s/ Kent A. Kleeberger Kent A. Kleeberger	Chief Financial Officer (principal financial and accounting officer)	April 14, 2005

/s/ Richard G. Lesser Richard G. Lesser	Director	April 14, 2005

/s/ Thomas A. Saunders, III Thomas A. Saunders, III	Director	April 14, 2005

/s/ Eileen R. Scott Eileen R. Scott	Director	April 14, 2005

/s/ Thomas E. Whiddon Thomas E. Whiddon	Director	April 14, 2005

/s/ Alan L. Wurtzel Alan L. Wurtzel	Director	April 14, 2005

Index to Exhibits

3.	Articles and Bylaws

3.1	Third Restated Articles of Incorporation of Dollar Tree Stores, Inc. (the Company), as amended (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, incorporated herein by this reference)

3.2	Second Restated Bylaws of the Company (Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 33-88502, incorporated herein by this reference)

3.3	Amendment to the Second Restated Bylaws of the Company approved June 17, 2004 (filed herewith).

10.	Material Contracts

10.1	Form of Standard Restricted Stock Unit Award Agreement for use under the Dollar Tree Stores, Inc. 2003 Equity Incentive Plan (EIP) and the Dollar Tree Stores, Inc. 2004 Executive Officer Equity Plan (EOEP) (Exhibit 10.1 to the Company’s March 24, 2005 Current Report on Form 8-K, incorporated herein by this reference).

10.2	Form of Consulting Agreement between Dollar Tree Stores, Inc. and certain members of the Board of Directors (Exhibit 10.1 to the Company’s February 3, 2005 Current Report on Form 8-K, incorporated herein by this reference).

10.3	Form of Standard Restricted Stock Unit Award Agreement for use under the Dollar Tree Stores, Inc. 2003 Equity Incentive Plan (EIP) and the Dollar Tree Stores, Inc. 2004 Executive Officer Equity Plan (EOEP) (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004, incorporated herein by this reference).

10.4	Form of Standard Option Award Agreement for use under the EIP and the EOEP (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004, incorporated herein by this reference)

10.5	Policy for Director Compensation approved by the Board of Directors of Dollar Tree Stores, Inc. on September 21, 2004 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004, incorporated herein by this reference).

10.6	Changes to Director Compensation Policy (Item 1.01 to the Company’s September 21, 2004 Current Report on Form 8-K, incorporated herein by this reference).

10.7	Dollar Tree Stores, Inc. 2003 Equity Incentive Plan (as amended) (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004, incorporated herein by this reference).

10.8	Dollar Tree Stores, Inc. 2004 Executive Officer Equity Plan (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004, incorporated herein by this reference).

10.9	Dollar Tree Stores, Inc. 2004 Executive Officer Cash Compensation Plan (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004, incorporated herein by this reference).

10.10	Credit Agreement among Dollar Tree Distribution, Inc., as Borrower, Certain of the Domestic Affiliates of the Borrower from Time to Time Parties Hereto, as Guarantors; the Lender Parties Hereto, SunTrust Bank and National City Bank, as Co-Syndication Agents, Fleet National Bank, as Documentation Agent, and Wachovia Bank, National Association, as Administrative Agent, dated as of March 5, 2004 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004, incorporated herein by this reference).

21.	Subsidiaries of the Registrant

21.1	Subsidiaries

23.	Consents of Experts and Counsel

23.1	Independent Auditors’ Consent

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer