Form 10-Q
period 2005-04-30
DOLLAR TREE STORES INC
filed 2005-06-09
CIK 935703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

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

As of June 3, 2005, there were 108,464,927 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended
(In thousands, except per share data)	April 30, 2005	May 1, 2004
Net sales	$749,093	$710,330
Cost of sales	494,849	457,294

Gross profit	254,244	253,036

Selling, general and administrative expenses	206,170	194,377

Operating income	48,074	58,659

Interest expense, net	1,281	1,468

Income before income taxes	46,793	57,191

Provision for income taxes	17,781	22,041

Net income	$29,012	$35,150

Net income per share:
Basic	$0.26	$0.31

Diluted	$0.26	$0.31

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	April 30, 2005	January 29, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,535	$106,532
Short-term investments	104,695	211,275
Merchandise inventories	644,322	615,483
Other current assets	39,414	36,597

Total current assets	853,966	969,887

Property, leaseholds and equipment, net	686,303	685,386
Intangibles, net	131,291	129,032
Other assets, net	23,023	8,367

TOTAL ASSETS	$1,694,583	$1,792,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,000	$19,000
Accounts payable	137,823	124,195
Other current liabilities	102,370	117,491
Income taxes payable	31,430	33,669

Total current liabilities	290,623	294,355

Long-term debt, excluding current portion	250,000	250,000
Other liabilities	85,265	84,105

Total liabilities	625,888	628,460

Shareholders’ equity:
Common stock, par value $0.01. 300,000,000 shares authorized, 108,429,774 and 113,020,941 shares issued and outstanding at April 30, 2005 and January 29, 2005, respectively	1,084	1,130
Additional paid-in capital	53,149	177,684
Accumulated other comprehensive loss	(165)	(294)
Unearned compensation	(178)	(101)
Retained earnings	1,014,805	985,793

Total shareholders’ equity	1,068,695	1,164,212

Commitments and contingencies	—	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,694,583	$1,792,672

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
(In thousands)	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net income	$29,012	$35,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,532	30,428
Other non-cash adjustments to net income	(4,886)	3,936
Changes in assets and liabilities	(25,448)	(21,688)

Net cash provided by operating activities	31,210	47,826

Cash flows from investing activities:
Capital expenditures	(33,858)	(55,188)
Purchase of short-term investments	(106,120)	(102,500)
Proceeds from maturities of short-term investments	212,700	44,185
Other	(2,890)	(251)

Net cash provided by (used in) investing activities	69,832	(113,754)

Cash flows from financing activities:
Proceeds from long-term debt, net of facility fees of $1,094	—	248,906
Repayment of long-term debt	—	(148,568)
Restricted investments	(15,147)	—
Principal payments under capital lease obligations	(1,739)	(1,140)
Payments for share repurchases	(128,334)	(20,908)
Proceeds from stock issued pursuant to stock-based compensation plans	3,181	4,828

Net cash provided by (used in) financing activities	(142,039)	83,118

Net increase (decrease) in cash and cash equivalents	(40,997)	17,190
Cash and cash equivalents at beginning of period	106,532	84,190

Cash and cash equivalents at end of period	$65,535	$101,380

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$2,636	$1,482
Income taxes	$25,913	$25,371

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended January 29, 2005 contained in the Company’s Annual Report on Form 10-K (Form 10-K) filed April 14, 2005. The results of operations for the 13 weeks ended April 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2006.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of April 30, 2005 and the results of its operations and cash flows for the periods presented. The January 29, 2005 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2004 amounts have been reclassified for comparability with the current period presentation. As described in Note 1 of the Company’s Form 10-K filed April 14, 2005, in the fourth quarter of 2004, the Company changed the estimated useful lives on certain fixed assets and adjusted its lease accounting practices to reflect guidance issued by the SEC in February 2005.

2. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended
(In thousands, except per share data)	April 30, 2005	May 1, 2004
Basic net income per share:
Net income	$29,012	$35,150

Weighted average number of shares outstanding	111,258	113,814

Basic net income per share	$0.26	$0.31

Diluted net income per share:
Net income	$29,012	$35,150

Weighted average number of shares outstanding	111,258	113,814
Dilutive effect of stock options (as determined by applying the treasury stock method)	544	853

Weighted average number of shares and dilutive potential shares outstanding	111,802	114,667

Diluted net income per share	$0.26	$0.31

For the 13 weeks ended April 30, 2005 and May 1, 2004, 1,526,468 and 1,555,255 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

3. STOCK-BASED COMPENSATION

The Company currently applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

If the accounting provisions of SFAS No. 123 had been adopted, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	13 Weeks Ended
(In thousands, except per share data)	April 30, 2005	May 1, 2004
Net income, as reported	$29,012	$35,150
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(2,316)	(2,646)

Net income for SFAS No. 123	$26,696	$32,504

Net income per share:
Basic, as reported	$0.26	$0.31

Basic, pro forma for SFAS No. 123	$0.24	$0.29

Diluted, as reported	$0.26	$0.31

Diluted, pro forma for SFAS No. 123	$0.24	$0.28

These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options’ vesting periods and because additional options may be granted in future periods.

On June 2, 2005, the Board of Directors granted 252,800 restricted stock units and options to purchase 256,000 shares of the Company’s common stock under the Company’s Equity Incentive Plan and the Executive Officer Equity Incentive Plan. The restricted stock units will be expensed beginning in the second quarter of 2005 over the three-year vesting period.

4. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company’s comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended
(In thousands)	April 30, 2005	May 1, 2004
Net income	$29,012	$35,150

Fair value adjustment-derivative cash flow hedging instrument	220	340
Income tax expense	(85)	(131)

Fair value adjustment, net of tax	135	209

Amortization of SFAS No. 133 cumulative effect	(10)	6
Income tax expense (benefit)	4	(2)

Amortization of SFAS No. 133 cumulative effect, net of tax	(6)	4

Total comprehensive income	$29,141	$35,363

The cumulative effect recorded in “accumulated other comprehensive loss” is being amortized to expense over the remaining lives of the related interest rate swaps.

Share Repurchase Program

In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. Stock repurchases were to be made until November 2005 either in the open market or through privately negotiated transactions. During the 13 weeks ended April 30, 2005, the Company repurchased approximately 2.0 million shares for approximately $55.3 million, under this authorization.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s stock through March 2008. The previous November 2002 authorization was concurrently terminated. As of the termination date, the Company had repurchased approximately 5.1 million shares for approximately $142.0 million under the November 2002 authorization. During the 13 weeks ended April 30, 2005, the Company repurchased approximately 2.8 million shares for approximately $73.0 million under the March 2005 authorization.

5. Restricted Investments

In March 2005, the Company purchased $15.1 million of investments in a restricted account to satisfy long-term insurance obligations. This amount is included in “other assets” on the accompanying Condensed Consolidated Balance Sheet at April 30, 2005.

6. Litigation Matters

In 2003, the Company was served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005. Subsequently, in May 2005 a new suit alleging similar claims was filed in California.

In 2005, the Company was threatened with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The Company anticipates that the plaintiffs will request the Oregon state court to certify the case as a class action.

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

The Company was served in another lawsuit that alleged various intellectual property violations. The Company settled the lawsuit in May 2005. While the terms of the settlement are confidential, the Company is totally indemnified by a supplier.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added in 2005;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including the possible effect of future changes in shipping rates and fuel costs;

•	the impact advertising and the acceptance of additional tender types will have on comparable store net sales;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the impact, capacity, performance and cost of our existing distribution centers;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong;

•	costs of pending and possible future legal claims;

•	the adequacy of our internal controls over financial reporting;

•	the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for stock-based compensation.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in our Annual Report on Form 10-K filed April 14, 2005:

•	Failure to meet our goals for opening or expanding stores on a timely basis could cause our sales to suffer. We may not anticipate all the challenges that expanding our operations will impose and, as a result, we may not meet our targets for opening new stores and expanding profitably. In addition, new stores or expanded stores may cause sales at nearby stores to suffer, and we could have difficulties profitably renewing or replacing expiring leases.

•	Adverse economic conditions, such as reduced spending due to lack of consumer confidence, inflation, gasoline prices, or other factors, or bad weather, could significantly reduce our sales. The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in our supply chain or the economy.

•	The resolution of certain legal matters could have a material adverse effect on our results of operations, accrued liabilities and cash.

•	Our profitability is vulnerable to future increases in operating and merchandise costs including shipping rates, freight costs, fuel costs, wage levels, inflation, competition and other adverse economic factors because we sell goods at the fixed $1.00 price point.

•	Our merchandise mix relies heavily on imported goods. An increase in the cost of these goods, because of inflation in the country of origin or currency revaluations, in particular the Chinese Yuan, or disruption in the flow of these goods may significantly decrease our sales and profits. Any transition to alternative sources may not occur in time to meet our demands. In addition, products from alternative sources may be of lesser quality or more expensive than those we currently import.

•	Our sales may be below expectations during the Christmas selling season, which may cause our operating results to suffer materially.

•	The performance of our distribution system is critical to our operations. Unforeseen disruptions or costs in our receiving and distribution systems could harm our sales and profitability.

•	Disruptions in the availability of quality, low-cost merchandise in sufficient quantities to maintain our growth may reduce sales and profits.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report, as we have a policy against confirming information issued by others. Thus, to the extent that reports issued by securities analysts contain any financial projections, forecasts or opinions, such reports are not our responsibility.

Overview

Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated.

At April 30, 2005 we operated 2,791 stores in 48 states, with 21.3 million selling square feet compared to 2,579 stores with 18.1 million square feet at May 1, 2004. During the 13 weeks ended April 30, 2005, we opened 65 stores, expanded 30 stores and closed 9 stores, compared to 79 stores opened, 44 stores expanded and 13 stores closed during the 13 weeks ended May 1, 2004. In the first quarter of 2005 we opened fewer stores than planned. However, in the second quarter, we expect to make up this shortfall and be ahead of plan for 2005 new store openings. In the 13 weeks ended April 30, 2005, we added approximately 0.9 million selling square feet, of which approximately 0.3 million was added through expanding existing stores. The average size of stores opened during the 13 weeks ended April 30, 2005 was approximately 10,000 selling square feet. For the remainder of 2005, we continue to plan to open stores that have approximately 10,000 selling square feet (or about 12,500 gross square feet). These stores generate higher sales and operating income per store than our smaller stores and we believe that they create an improved shopping environment that invites customers to shop longer and buy more.

For the 13 weeks ended April 30, 2005, we experienced a decrease in comparable store net sales of 3.7%. This decrease was the result of 14 fewer Easter shopping days in the current year and adverse weather conditions in certain parts of the country, which decreased our store traffic in the quarter. While difficult to quantify, we believe comparable store net sales were also affected by continued higher fuel costs, which leave our customers with less disposable income. We have initiatives in place that we believe will help mitigate these factors for the remainder of the year, including advertising featured product and an expansion of tender types accepted by our stores.

Based on first quarter results and continued high fuel costs, we estimate that sales for the second quarter of 2005 will be in the range of $755.0 to $770.0 million and earnings per diluted share will be in the range of $0.25 to $0.27. For fiscal 2005, we estimate sales will be in the range of $3.340 billion to $3.415 billion and diluted earnings per share will be in the range of $1.61. to $1.72.

Results of Operations

13 Weeks Ended April 30, 2005 Compared to The 13 Weeks Ended May 1, 2004

Net sales. Net sales increased 5.5%, or $38.8 million, resulting from sales in our new and relocated stores, which continue to be primarily in the 10,000 selling square footage range. The sales increase from new and relocated stores was partially offset by a 3.7% decrease in comparable store net sales in the current quarter. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 33.9% in the current quarter compared to 35.6% in the prior year quarter. The decrease was primarily due to the following:

•	Occupancy, buying and distribution costs increased 140 basis points due to the deleveraging associated with the comparable stores sales decrease in the quarter.

•	Markdown expense increased approximately 30 basis points over last year’s first quarter due to lower than planned Easter seasonal sell-through resulting in additional markdowns, primarily relating to Easter candy.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current quarter increased to 27.5%, as a percentage of net sales, compared to 27.4% for the same period last year. This increase was primarily due to the following:

•

Payroll-related costs increased approximately 30 basis points in the quarter due to the deleveraging associated with the negative comparable store net sales and increased benefit costs. Increasing 10 basis points each were advertising, due to our continued targeted advertising effort, and depreciation expense, due primarily to new store growth.

•	Partially offsetting the aforementioned increases was an approximate 30 basis point decrease in professional fees and a 10 basis point decrease in store supplies expense over last year’s first quarter.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 6.4% in the first quarter of 2005 compared to 8.3% in the same period of 2004.

Income Taxes. Our effective tax rate was 38.0% in the first quarter of 2005 compared to 38.5 % for the same period last year. The decreased tax rate for 2005 was primarily due to tax-exempt interest on certain of our investments.

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

The following table compares cash flow information for the 13 weeks ended April 30, 2005 and May 1, 2004:

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net cash provided by (used in):
Operating activities	$31.2	$47.8
Investing activities	69.8	(113.8)
Financing activities	(142.0)	83.1

The $16.6 million decrease in cash provided by operating activities was primarily the result of decreased earnings before depreciation and amortization and other non-cash items.

The $183.6 million increase in cash provided by investing activities was primarily the result of an increase in the proceeds of the sale of short-term investments. A portion of these proceeds was used to repurchase common stock in the current quarter as part of our stock repurchase program. In addition, capital expenditures were higher in the prior year due to higher expenditures for our distribution center and point-of-sale projects that were completed in the first half of fiscal 2004.

The $225.1 million increase in cash used in financing activities resulted in part from our $128.3 million in stock repurchases during the 13 weeks ended April 30, 2005. In the current year, we purchased $15.1 million of investments in a restricted account to satisfy certain long-term insurance obligations. Also, in the prior year, we entered into a five-year $450.0 million Revolving Credit Facility, under which we received proceeds of $250.0 million. We used a portion of the proceeds under this facility to repay $142.6 million of variable rate debt for our distribution centers and invested the balance in short-term government-sponsored municipal bonds. As of April 30, 2005, we had $250.0 million outstanding under this facility.

We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $66.9 million was committed to letters of credit issued for routine purchases of imported merchandise as of April 30, 2005.

In November 2002, our Board of Directors authorized the repurchase of up to $200 million of our common stock. Stock repurchases were to be made until November 2005 either in the open market or through privately negotiated transactions. During the 13 weeks ended April 30, 2005, we repurchased approximately 2.0 million shares for approximately $55.3 million under this authorization.

In March 2005, our Board of Directors authorized the repurchase of up to $300 million of our stock through March 2008. The previous November 2002 authorization was concurrently terminated. As of the termination date, we had repurchased approximately 5.1 million shares for approximately $142.0 million under the November 2002 authorization. During the 13 weeks ended April 30, 2005, we repurchased approximately 2.8 million shares for approximately $73.0 million under the March 2005 authorization.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures (see Note 3 to the condensed consolidated financial statements) either for all periods presented or as of the beginning of the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.

The provisions of this statement are effective for fiscal 2006. We are currently evaluating the requirements of this revised pronouncement and have not determined our method of adoption.

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

Interest Rate Risk

The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at April 30, 2005:

Hedging Instrument	Receive Variable	Pay Fixed	Knockout Rate	Expiration	Fair Value Asset (Liability)
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/2009	$(637,972)
$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/2006	$(434,840)

Due to the many variables involved in determining the fair value, management is not able to predict the changes in fair value of our interest rate swaps. The fair values are the estimated amounts we would pay or receive to terminate the agreements as of the reporting date. These fair values are obtained from an outside financial institution.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2003, we were served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005. Subsequently, in May 2005 a new suit alleging similar claims was filed in California.

In 2005, we were threatened with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. We anticipate that the plaintiffs will request the Oregon state court to certify the case as a class action.

We will vigorously defend ourselves in these lawsuits. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

We were served in another lawsuit that alleged various intellectual property violations. We settled the lawsuit in May 2005. While the terms of the settlement are confidential, we are totally indemnified by a supplier.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended April 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 30, 2005 to February 26, 2005	97,000	$26.54	97,000	$110,800
February 27, 2005 to April 2, 2005	2,838,042	28.05	2,838,042	273,000
April 3, 2005 to April 30, 2005	1,812,300	25.46	1,812,300	227,000

Total	4,747,342	$27.03	4,747,342	$227,000

(1)	In November 2002, our Board of Directors authorized the repurchase of up to $200 million of our common stock. In March 2005, our Board of Directors authorized the repurchase of up to $300 million of our common stock through March 2008. At the time of the new authorization the previous $200 million authorization was concurrently terminated.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

10. Material Contracts

10.1	Form of Standard Restricted Stock Unit Award Agreement for use under the Dollar Tree Stores, Inc. 2003 Equity Incentive Plan and the Dollar Tree Stores, Inc. 2004 Executive Officer Equity Plan (Exhibit 10.1 to the Company’s Report on Form 8-K, filed March 24, 2005, which is incorporated herein by this reference).

31. Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32. Certifications required under Section 906 of the Sarbanes-Oxley Act

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 9, 2005

DOLLAR TREE STORES, INC.

By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer
(principal financial and accounting officer)