Form 10-Q
period 2005-06-30
DOLLAR TREE STORES INC
filed 2005-09-08
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of September 2, 2005, there were 107,419,927 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net sales	$769,027	$704,234	$1,518,120	$1,414,564
Cost of sales	507,541	453,861	1,002,390	911,155
Gross profit	261,486	250,373	515,730	503,409

Selling, general and administrative expenses	214,902	201,289	421,072	395,666

Operating income	46,584	49,084	94,658	107,743

Interest expense, net	2,855	934	4,136	2,402

Income before income taxes	43,729	48,150	90,522	105,341

Provision for income taxes	16,419	18,558	34,200	40,599

Net income	$27,310	$29,592	$56,322	$64,742

Net income per share:
Basic	$0.25	$0.26	$0.51	$0.57
Diluted	$0.25	$0.26	$0.51	$0.57

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	July 30, 2005	January 29, 2005

ASSETS
Current assets:
Cash and cash equivalents	$14,533	$106,532
Short-term investments	151,015	211,275
Merchandise inventories	629,833	615,483
Other current assets	33,821	36,597
Total current assets	829,202	969,887

Property, leaseholds and equipment, net	691,628	685,386
Intangibles, net	130,935	129,032
Other assets, net	28,047	8,367

TOTAL ASSETS	$1,679,812	$1,792,672

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$19,000	$19,000
Accounts payable	120,374	124,195
Other current liabilities	103,123	117,491
Income taxes payable	5,308	33,669
Total current liabilities	247,805	294,355

Long-term debt, excluding current portion	250,000	250,000
Other liabilities	84,812	84,105

Total liabilities	582,617	628,460

Shareholders' equity:
Common stock, par value $0.01. 300,000,000 shares authorized, 108,468,308 and 113,020,941 shares issued and outstanding at July 30, 2005 and January 29, 2005, respectively	1,085	1,130
Additional paid-in capital	54,055	177,684
Accumulated other comprehensive loss	(60)	(294)
Unearned compensation	-	(101)
Retained earnings	1,042,115	985,793
Total shareholders' equity	1,097,195	1,164,212

Commitments and contingencies	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,679,812	$1,792,672

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
(In thousands)	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net income	$56,322	$64,742
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	68,105	62,818
Other non-cash adjustments to net income	(8,411)	11,774
Changes in merchandise inventories	(14,349)	(123,037)
Other changes in assets and liabilities	(32,629)	13,450
Net cash provided by operating activities	69,038	29,747

Cash flows from investing activities:
Capital expenditures	(74,477)	(93,243)
Purchase of short-term investments	(497,745)	(112,500)
Proceeds from maturities of short-term investments	558,005	74,690
Purchase of restricted investments	(15,147)	-
Other	(3,331)	(251)
Net cash used in investing activities	(32,695)	(131,304)

Cash flows from financing activities:
Proceeds from long-term debt, net of facility fees of $1,094	-	248,906
Repayment of long-term debt	-	(148,568)
Principal payments under capital lease obligations	(3,521)	(2,313)
Payments for share repurchases	(130,370)	(30,329)
Proceeds from stock issued pursuant to stock-based compensation plans	5,549	9,184
Net cash provided by (used in) financing activities	(128,342)	76,880

Net decrease in cash and cash equivalents	(91,999)	(24,677)
Cash and cash equivalents at beginning of period	106,532	84,190
Cash and cash equivalents at end of period	$14,533	$59,513
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$5,396	$3,356
Income taxes	$73,055	$62,204

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended January 29, 2005 contained in the Company’s Annual Report on Form 10-K (Form 10-K) filed April 14, 2005.  The results of operations for the 13 weeks and 26 weeks ended July 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2006.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of July 30, 2005 and the results of its operations and cash flows for the periods presented. The January 29, 2005 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2004 amounts have been reclassified for comparability with the current period presentation. As described in Note 1 of the Company’s Form 10-K filed April 14, 2005, in the fourth quarter of 2004, the Company changed the estimated useful lives on certain fixed assets and adjusted its lease accounting practices to reflect guidance issued by the SEC in February 2005.

2.	NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Basic net income per share:
Net income	$27,310	$29,592	$56,322	$64,742
Weighted average number of shares outstanding	108,386	113,527	109,823	113,671
Basic net income per share	$0.25	$0.26	$0.51	$0.57

Diluted net income per share:
Net income	$27,310	$29,592	$56,322	$64,742
Weighted average number of shares outstanding	108,386	113,527	109,823	113,671
Dilutive effect of stock options (as determined by applying the treasury stock method)	437	622	487	771
Weighted average number of shares and dilutive potential shares outstanding	108,823	114,149	110,310	114,442
Diluted net income per share	$0.25	$0.26	$0.51	$0.57

For the 13 weeks ended July 30, 2005 and July 31, 2004, 3,471,013 and 1,586,457 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive. For the 26 weeks ended July 30, 2005 and July 31, 2004, 1,853,452 and 1,523,277 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

3.	STOCK-BASED COMPENSATION

The Company currently applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

If the accounting provisions of SFAS No. 123 had been adopted, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	13 Weeks Ended		26 Weeks Ended
(In thousands, except per share data)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net income, as reported	$27,310	$29,592	$56,322	$64,742
Deduct: Total stock-based employee compensation determined under fairvalue based method, net of related tax effects	(2,313)	(4,036)	(4,629)	(6,682)
Proforma net income for SFAS No. 123	$24,997	$25,556	$51,693	$58,060

Net income per share:
Basic, as reported	$0.25	$0.26	$0.51	$0.57
Basic, pro forma for SFAS No. 123	$0.23	$0.23	$0.47	$0.51

Diluted, as reported	$0.25	$0.26	$0.51	$0.57
Diluted, pro forma for SFAS No. 123	$0.23	$0.22	$0.47	$0.51

These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options' vesting periods and because additional options may be granted in future periods.

On June 2, 2005, the Board of Directors granted options to purchase 271,000 shares of the Company’s common stock and 247,707 restricted stock units under the Company’s Equity Incentive Plan and the Executive Officer Equity Incentive Plan. The exercise price of the options granted is $24.95 per share, which represents the fair market value of the Company’s stock at the date of grant. For proforma disclosure purposes, the fair value of these newly granted options was calculated using the Black-Scholes option-pricing model with the following assumptions: expected term in years of 4.6; expected volatility of 49.4%; annual dividend yield of zero; and risk free rate of 3.7%. Using these assumptions the weighted fair value of options granted on June 2, 2005 was $11.35. These options vest over a three-year period. The fair value of the restricted stock units, $6,180,290, is being expensed ratably over the three-year vesting period.

4.	SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income	$27,310	$29,592	$56,322	$64,742

Fair value adjustment-derivative cash flow hedging instrument	180	296	400	636
Income tax expense	(69)	(114)	(154)	(245)
Fair value adjustment, net of tax	111	182	246	391

Amortization of SFAS No. 133 cumulative effect	(10)	2	(20)	8
Income tax expense (benefit)	4	(1)	8	(3)
Amortization of SFAS No. 133 cumulative effect, net of tax	(6)	1	(12)	5

Total comprehensive income	$27,415	$29,775	$56,556	$65,138

The cumulative effect of implementing SFAS No. 133 recorded in "accumulated other comprehensive loss" is being amortized to expense over the remaining lives of the related interest rate swaps.

Share Repurchase Program
In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. Stock repurchases were to be made until November 2005 either in the open market or through privately negotiated transactions. During the 26 weeks ended July 30, 2005, the Company repurchased approximately 2.0 million shares for approximately $55.3 million, under this authorization.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s stock through March 2008. The previous November 2002 authorization was concurrently terminated. As of the termination date, the Company had repurchased approximately 5.1 million shares for approximately $142.0 million under the November 2002 authorization. During the 13 weeks and 26 weeks ended July 30, 2005, the Company repurchased approximately 0.1 million shares and 2.8 million shares for approximately $2.0 million and $75.1 million, respectively under the March 2005 authorization.

5.	Restricted Investments
In March 2005, the Company purchased $15.1 million of investments in a restricted account to collateralize long-term insurance obligations. These investments replaced higher cost stand by letters of credit and surety bonds. This amount is included in “other assets” on the accompanying Condensed Consolidated Balance Sheet at July 30, 2005.

6.	Litigation Matters
In 2003, the Company was served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal has been appealed. In May 2005 a new suit alleging similar claims was filed in California.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the Oregon state court to certify the case as a class action.

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

The Company was served in another lawsuit that alleged various intellectual property violations. The Company settled the lawsuit in May 2005. While the terms of the settlement are confidential, the Company is indemnified by a supplier.

7.	Subsequent Event
On August 29, 2005, Hurricane Katrina devastated primarily the Gulf coasts of Louisiana and Mississippi. At least seven of the Company’s stores were destroyed and the Company is waiting on sufficient information to determine the impact on other stores. Because of the recency of this event, the Company cannot currently make a determination on Hurricane Katrina’s overall impact to the Company’s results of operations and financial position for future reporting periods.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "us" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate." For example, our forward-looking statements include statements regarding:

•	the impact of Hurricane Katrina;

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added in 2005;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including the possible effect of future changes in shipping rates and fuel costs;

•	the impact that advertising and the acceptance of additional tender types will have on comparable store net sales;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the impact, capacity, performance and cost of our existing distribution centers;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong;

•	costs of pending and possible future legal claims;

•	the adequacy of our internal controls over financial reporting;

•	the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for stock-based compensation.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections in our Annual Report on Form 10-K filed April 14, 2005:

•
Adverse economic conditions, such as reduced spending due to lack of consumer confidence, inflation, gasoline prices, or other factors (including those arising from Hurricane Katrina's aftermath), or bad weather, could significantly reduce our sales. The outbreak of war and other national and international events, such as terrorism, could lead to disruptions in our supply chain or the economy.

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

•
Our merchandise mix relies heavily on imported goods. An increase in the cost of these goods, because of inflation in the country of origin or currency revaluations, or disruption in the flow of these goods may significantly decrease our sales and profits. Any transition to alternative sources may not occur in time to meet our demands. In addition, products from alternative sources may be of lesser quality or more expensive than those we currently import.

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

At July 30, 2005 we operated 2,856 stores in 48 states, with 22.1 million selling square feet compared to 2,612 stores with 18.7 million square feet at July 31, 2004. During the 26 weeks ended July 30, 2005, we opened 139 stores, expanded 57 stores and closed 18 stores, compared to 116 stores opened, 73 stores expanded and 17 stores closed during the 26 weeks ended July 31, 2004. As of the end of the second quarter, we expect to meet our 14%-16% square footage growth target for fiscal 2005. In the 13 and 26 weeks ended July 30, 2005, we added approximately 0.9 million and 1.7 million selling square feet, respectively, of which approximately 0.2 million and 0.4 million, respectively, was added through expanding existing stores. The average size of stores opened during the 13 and 26 weeks ended July 30, 2005 was approximately 10,000 selling square feet (or about 12,500 gross square feet). For the remainder of 2005, we continue to plan to open stores that have approximately 10,000 selling square feet (or about 12,500 gross square feet). These stores generate higher sales and operating income per store than our smaller stores and we believe that they create an improved shopping environment that invites customers to shop longer and buy more.

For the 13 and 26 weeks ended July 30, 2005, we experienced a decrease in comparable store net sales of 1.5% and 2.3%, respectively. This decrease was the result of a decline of 2.6% and 3.0% in transactions, respectively, partially offset by an increase of 1.1% and 0.7% in transaction size, respectively. We believe comparable store net sales were primarily affected by the impact of higher fuel costs, which leave our customers with less disposable income, causing them to make fewer shopping trips. We have initiatives in place that we believe will help offset some of the effect that higher fuel costs are having on our sales, including increased advertising of featured products and continued expansion of forms of payment accepted by our stores.

Based on the results for the 26 weeks ended July 30, 2005 and continued high fuel costs, we estimate that sales for the third quarter of 2005 will be in the range of $775.0 to $800.0 million and earnings per diluted share will be in the range of $0.28 to $0.31. For fiscal 2005, we estimate sales will be in the range of $3.330 billion to $3.380 billion and diluted earnings per share will be in the range of $1.57 to $1.66. These estimates do not give consideration to the effects of Hurricane Katrina as it is too early to determine its impact on sales and earnings for the remainder of the year.

On August 29, 2005, Hurricane Katrina devastated primarily the Gulf coasts of Louisiana and Mississippi. At least seven of our stores were destroyed and we are waiting on sufficient information to determine the impact on other stores. Because of the recency of this event, we cannot currently make a determination on Hurricane Katrina’s overall impact to our results of operations and financial position for future reporting periods.

Results of Operations

13 Weeks Ended July 30, 2005 Compared to the 13 Weeks Ended July 31, 2004

Net sales. Net sales increased 9.2%, or $64.8 million, resulting from sales in our new and relocated stores. The sales increase from new and relocated stores was partially offset by a 1.5% decrease in comparable store net sales in the current quarter. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

        Gross Profit. Gross profit margin decreased to 34.0% in the current quarter compared to 35.6% in the prior year quarter. The decrease was primarily due to the following:

•	Occupancy costs increased 70 basis points due primarily to the deleveraging associated with the comparable stores sales decrease in the quarter.
•
Merchandise costs, including inbound freight, increased 60 basis points due primarily to a shift in mix to slightly more consumables, which have a lower margin, and increased inbound freight costs. Inbound freight costs have increased due to higher fuel costs and higher import rates. The higher import rates are the result of newly negotiated contracts in May 2005.

•
Shrink expense increased 50 basis points due to a $2.5 million adjustment in the prior year second quarter to adjust the shrink rate to reflect the improved rate based on completed physical inventories. The actual shrink rate based on completed physical inventories in 2005 is similar to the current year accrual and 2004 actual rates.

•
Partially offsetting these increased costs was a 30 basis point decrease in distribution costs due primarily to decreased payroll expenses at our distribution centers resulting from improved efficiency and lower receipts in the second quarter of 2005.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current quarter decreased to 27.9%, as a percentage of net sales, compared to 28.6% for the same period last year. This decrease was primarily due to the following:

•	Payroll-related costs decreased approximately 70 basis points due primarily to lower health care and workers compensation claims in the current quarter.
•
Operating and corporate expenses decreased approximately 40 basis points primarily due to decreased professional fees and the prior year accrual of $1.1 million of exit costs as a result of closing the Woodridge distribution center and transitioning to the Joilet facility.

•
Partially offsetting the aforementioned decreases was an approximate 30 basis point increase in store operating costs primarily due to the decreased leverage associated with the decrease in comparable store net sales and higher utility costs due to warmer weather in the current year. Depreciation expense also increased approximately 20 basis points due to new store growth and store expansions.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 6.1% in the second quarter of 2005 compared to 7.0% in the same period of 2004.

Interest expense, net. Interest expense, net increased 30 basis points, or $1.9 million, in the second quarter of 2005 compared to the same period last year due primarily to higher interest rates on our revolver, lower interest income and imputed interest related to a non-interest bearing, long-term receivable.

Income Taxes. Our effective tax rate was 37.5% in the second quarter of 2005 compared to 38.5 % for the same period last year. The decreased tax rate for 2005 was primarily due to tax-exempt interest on certain of our investments and increased jobs tax credits.

26 Weeks Ended July 30, 2005 Compared to the 26 Weeks Ended July 31, 2004

Net sales. Net sales increased 7.3%, or $103.6 million, resulting from sales in our new and relocated stores. The sales increase from new and relocated stores was partially offset by a 2.3% decrease in comparable store net sales in the 26 weeks ended July 30, 2005

Gross Profit. Gross profit margin decreased to 34.0% in the current period compared to 35.6% in the prior year period. The decrease was primarily due to the following:

•	Occupancy costs increased 95 basis points due primarily to the deleveraging associated with the comparable stores sales decrease in the period.
•	Shrink expense increased 30 basis points due to an adjustment in the prior year period to adjust the shrink rate to reflect the improved rate based on completed physical inventories.
•
Markdown expense increased approximately 20 basis points due to lower than planned Easter seasonal sell-through resulting in additional markdowns in the current year, primarily relating to Easter candy.

•
Merchandise costs, including inbound freight, increased 20 basis points due primarily to a shift in mix to slightly more consumables, which have a lower margin, and increased inbound freight costs. Inbound freight costs have increased due to higher fuel costs and higher import rates. The higher import rates are the result of newly negotiated contracts in May 2005.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the 26 weeks ended July 30, 2005, decreased to 27.7%, as a percentage of net sales, compared to 28.0% for the same period last year. This decrease was primarily due to the following:

•
Operating and corporate expenses decreased approximately 40 basis points primarily due to decreased professional fees and the prior year having an accrual of $1.1 million of exit costs as a result of closing the Woodridge distribution center and transitioning to the Joilet facility.

•	Payroll-related costs decreased approximately 20 basis points due primarily to lower health care and workers compensation claims in the current quarter.
•
Partially offsetting the aforementioned decreases was an approximate 20 basis point increase in store operating costs primarily due to the decreased leverage associated with the decrease in comparable store net sales and higher utility costs due to warmer weather in the current year. Depreciation expense also increased approximately 20 basis points primarily due to new store growth and store expansions.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 6.2% in the 26 weeks ended July 30, 2005 compared to 7.6% in the same period of 2004.

Interest expense, net. Interest expense, net increased 10 basis points, or $1.7 million, in the first half of 2005 compared to the same period last year due primarily to higher interest rates on our revolver, lower interest income and imputed interest related to a non-interest bearing, long-term receivable.

Income Taxes. Our effective tax rate was 37.8% for the 26 weeks ended July 30, 2005 compared to 38.5 % for the same period last year. The decreased tax rate for 2005 was primarily due to tax-exempt interest on certain of our investments and increased jobs tax credits.

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

The following table compares cash flow information for the 26 weeks ended July 30, 2005 and July 31, 2004:

	26 Weeks Ended
	July 30, 2005	July 31, 2004
Net cash provided by (used in):

Operating activities	$69.0	$29.7

Investing activities	(32.7)	(131.3)

Financing activities	(128.3)	76.9

The $39.3 million increase in cash provided by operating activities was primarily due to an 11% decrease in inventory per store at July 30, 2005 compared to July 31, 2004.  The inventory per store decrease is the result of an initiative to lower backroom inventory levels and increase inventory turns through a reduction in current year purchases. This increase in cash was partially offset by decreased earnings before depreciation and amortization and other non-cash items.

The $98.6 million decrease in cash used in investing activities was primarily the result of an increase in the net proceeds from short-term investing activities. A portion of these proceeds was used to repurchase common stock in the current year as part of our stock repurchase program. In addition, capital expenditures were higher in the prior year due to higher expenditures for our distribution center and point-of-sale projects that were completed in the first half of fiscal 2004. Partially offsetting these decreases in cash used in investing activities, we purchased $15.1 million of investments in a restricted account to collateralize certain long-term insurance obligations. These investments replaced higher cost stand by letters of credit and surety bonds.

The $205.2 million increase in cash used in financing activities resulted in part from our $130.4 million in stock repurchases during the 26 weeks ended July 30, 2005. Also, in the prior year, we entered into a five-year $450.0 million Revolving Credit Facility, under which we received proceeds of $250.0 million. We used a portion of the proceeds under this facility to repay $142.6 million of variable rate debt for our distribution centers and invested the balance in short-term government-sponsored municipal bonds. As of July 30, 2005, we had $250.0 million outstanding and $200.0 million available under this facility.

We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $90.1 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 30, 2005.

In November 2002, our Board of Directors authorized the repurchase of up to $200 million of our common stock. Stock repurchases were to be made until November 2005 either in the open market or through privately negotiated transactions. During the 26 weeks ended July 30, 2005, we repurchased approximately 2.0 million shares for approximately $55.3 million under this authorization.

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our stock through March 2008. The previous November 2002 authorization was concurrently terminated. As of the termination date, we had repurchased approximately 5.1 million shares for approximately $142.0 million under the November 2002 authorization. During the 13 weeks and 26 weeks ended July 30, 2005, we repurchased approximately 0.1 million shares and 2.8 million shares for approximately $2.0 million and $75.1 million, respectively under the March 2005 authorization.

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

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. One of our interest rate swaps does not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because it contains provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.

Interest Rate Risk

The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at July 30, 2005:

	Receive	Pay	Knockout		Fair Value
Hedging Instrument	Variable	Fixed	Rate	Expiration	Asset (Liability)
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/2009	($421,409)

$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/2006	($254,053)

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

In the second quarter of 2005, we installed a new software application used to calculate our inventory balance under the retail inventory method. We have tested the related application controls and concluded that these new controls are operating effectively. There have been no other changes in our internal control over financial reporting during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

In 2003, we were served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requested that the California State Court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal has been appealed. In May 2005 a new suit alleging similar claims was filed in California.

In 2005, we were served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the Oregon state court to certify the case as a class action.

We will vigorously defend ourselves in these lawsuits. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

We were served in another lawsuit that alleged various intellectual property violations. We settled the lawsuit in May 2005. While the terms of the settlement are confidential, we are indemnified by a supplier.

From time to time we are defendants in ordinary, routine litigation and proceedings incidental to our business, including:

•	employment-related matters;

•	the infringement of the intellectual property rights of others.

•	product safety matters, including product recalls by the Consumer Products Safety Commission; and

•	personal injury claims.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended July 30, 2005.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
May 1, 2005 to May 28, 2005	82,500	$24.68	82,500	$224,900
May 29, 2005 to July 2, 2005	-	-	-	-
July 3, 2005 to July 30, 2005	-	-	-	-
Total	82,500	$24.68	82,500	$224,900

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

At our Annual Meeting of Shareholders held on June 16, 2005, an amendment to the bylaws to set the size of the Board of Directors at 11 members was approved:
	Votes	Votes	Votes	Votes
	For	Against	Abstain	Withheld
Amendment to Bylaws	96,981,907	143,990	39,109	-

Also, the following individuals were elected to the Board of Directors:

Macon F. Brock, Jr.	93,881,714	-	-	3,283,292
Richard G. Lesser	96,369,092	-	-	795,914
Thomas E. Whiddon	95,457,305	-	-	1,707,701

        In addition, the 2005 Employee Stock Purchase Plan was approved:

2005 Employee Stock Purchase Plan	81,421,534	4,693,206	49,713	-

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

10.	Material Contracts

10.1
Dollar Tree Stores, Inc. 2005 Employee Stock Purchase Plan (Appendix A to the Company’s 2005 Definitive Proxy Statement on Schedule 14-A, initially filed with the Commission on May 9, 2005, which is incorporated herein by this reference)

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

DATE:	September 8, 2005

DOLLAR TREE STORES, INC.

		By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer
(principal financial and accounting officer)