Form 10-Q
period 2005-10-29
DOLLAR TREE STORES INC
filed 2005-12-08
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2005

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

Yes	(X)	No	( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	(X)	No	( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	( )	No	(X)

As of December 2, 2005, there were 106,385,427 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net sales	$796,787	$723,967	$2,314,907	$2,138,531
Cost of sales	520,523	465,568	1,522,913	1,376,723
Gross profit	276,264	258,399	791,994	761,808

Selling, general and administrative
expenses	224,144	204,810	645,216	600,476

Operating income	52,120	53,589	146,778	161,332

Interest expense, net	2,097	1,762	6,233	4,164

Income before income taxes	50,023	51,827	140,545	157,168

Provision for income taxes	18,926	19,973	53,126	60,572

Net income	$31,097	$31,854	$87,419	$96,596

Net income per share:
Basic	$0.29	$0.28	$0.80	$0.85
Diluted	$0.29	$0.28	$0.80	$0.85

Back to index

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	October 29, 2005	January 29, 2005

ASSETS
Current assets:
Cash and cash equivalents	$95,197	$106,532
Short-term investments	34,570	211,275
Merchandise inventories	750,346	615,483
Other current assets	36,232	36,597
Total current assets	916,345	969,887

Property, leaseholds and equipment, net	693,992	685,386
Intangibles, net	130,802	129,032
Other assets, net	28,032	8,367

TOTAL ASSETS	$1,769,171	$1,792,672

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$19,000	$19,000
Accounts payable	211,433	124,195
Other current liabilities	107,635	117,491
Income taxes payable	15,964	33,669
Total current liabilities	354,032	294,355

Long-term debt, excluding current portion	250,000	250,000
Other liabilities	84,354	84,105

Total liabilities	688,386	628,460

Shareholders' equity:
Common stock, par value $0.01. 300,000,000 shares
authorized, 106,362,419 and 113,020,941 shares
issued and outstanding at October 29, 2005
and January 29, 2005, respectively	1,064	1,130
Additional paid-in capital	6,493	177,684
Accumulated other comprehensive income (loss)	16	(294)
Unearned compensation	-	(101)
Retained earnings	1,073,212	985,793
Total shareholders' equity	1,080,785	1,164,212

Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,769,171	$1,792,672

Back to Index
See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	October 29,	October 30,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income	$87,419	$96,596
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	104,004	96,580
Other non-cash adjustments to net income	(15,075)	27,694
Changes in merchandise inventories	(134,863)	(249,649)
Other changes in working capital	82,571	48,336
Net cash provided by operating activities	124,056	19,557

Cash flows from investing activities:
Capital expenditures	(114,235)	(147,949)
Purchase of short-term investments	(449,025)	(112,500)
Proceeds from maturities of short-term investments	625,730	186,995
Purchase of restricted investments	(15,280)	-
Acquisition of favorable lease rights	(3,977)	(1,925)
Net cash provided by (used in) investing activities	43,213	(75,379)

Cash flows from financing activities:
Proceeds from long-term debt, net of facility fees of $1,094	-	248,906
Repayment of long-term debt and facility fees	-	(148,568)
Principal payments under capital lease obligations	(5,312)	(3,537)
Payments for share repurchases	(180,398)	(48,611)
Proceeds from stock issued pursuant to stock-based
compensation plans	7,106	11,286
Net cash provided by (used in) financing activities	(178,604)	59,476

Net increase (decrease) in cash and cash equivalents	(11,335)	3,654
Cash and cash equivalents at beginning of period	106,532	84,190
Cash and cash equivalents at end of period	$95,197	$87,844
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$8,533	$5,559
Income taxes	$91,108	$67,359

Back to Index
See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended January 29, 2005 contained in the Company’s Annual Report on Form 10-K (Form 10-K) filed April 14, 2005.  The results of operations for the 13 weeks and 39 weeks ended October 29, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2006.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 29, 2005 and the results of its operations and cash flows for the periods presented. The January 29, 2005 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2004 amounts have been reclassified for comparability with the current period presentation. As described in Note 1 of the Company’s Form 10-K filed April 14, 2005, in the fourth quarter of 2004, the Company changed the estimated useful lives on certain fixed assets and adjusted its lease accounting practices to reflect guidance issued by the SEC in February 2005.

2. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands, except per share data)	2005	2004	2005	2004
Basic net income per share:
Net income	$31,097	$31,854	$87,419	$96,596
Weighted average number of
shares outstanding	107,274	112,890	108,942	113,411
Basic net income per share	$0.29	$0.28	$0.80	$0.85

Diluted net income per share:
Net income	$31,097	$31,854	$87,419	$96,596
Weighted average number of
shares outstanding	107,274	112,890	108,942	113,411
Dilutive effect of stock options (as
determined by applying the treasury
stock method)	365	483	429	693
Weighted average number of shares and
dilutive potential shares outstanding	107,639	113,373	109,371	114,104
Diluted net income per share	$0.29	$0.28	$0.80	$0.85

For the 13 weeks ended October 29, 2005 and October 30, 2004, 4,332,546 and 1,957,889 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive. For the 39 weeks ended October 29, 2005 and October 30, 2004, 3,291,873 and 1,512,428 stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

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

If the accounting provisions of SFAS No. 123 had been adopted, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30
(In thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$31,097	$31,854	$87,419	$96,596

Deduct: Total stock-based employee
compensation determined under fair
value based method, net of
related tax effects	(2,385)	(3,296)	(7,029)	(9,979)
Proforma net income for SFAS No. 123	$28,712	$28,558	$80,390	$86,617

Net income per share:
Basic, as reported	$0.29	$0.28	$0.80	$0.85
Basic, pro forma for SFAS No. 123	$0.27	$0.25	$0.74	$0.76

Diluted, as reported	$0.29	$0.28	$0.80	$0.85
Diluted, pro forma for SFAS No. 123	$0.27	$0.25	$0.74	$0.76

These pro forma amounts for SFAS No. 123 may not be representative of future disclosures because compensation cost is reflected over the options' vesting periods and because additional options may be granted in future periods.

On June 2, 2005, the Board of Directors granted options to purchase 271,000 shares of the Company’s common stock and 247,707 restricted stock units under the Company’s Equity Incentive Plan and the Executive Officer Equity Incentive Plan. The exercise price of the options granted is $24.95 per share, which represents the fair market value of the Company’s stock at the date of grant. For proforma disclosure purposes, the fair value of these newly granted options was calculated using the Black-Scholes option-pricing model with the following assumptions: expected term in years of 4.6; expected volatility of 49.4%; annual dividend yield of zero; and risk free rate of 3.7%. Using these assumptions the weighted fair value of options granted on June 2, 2005 was $11.35. These options vest over a three-year period. The fair value of the restricted stock units of $6,180,290 is being expensed ratably over the three-year vesting period.

4. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October30,
(In thousands)	2005	2004	2005	2004

Net income	$31,097	$31,854	$87,419	$96,596

Fair value adjustment-derivative
cash flow hedging instrument	133	126	534	762
Income tax expense	(51)	(48)	(206)	(293)
Fair value adjustment, net of tax	82	78	328	469

Amortization of SFAS No. 133
cumulative effect	(10)	(10)	(30)	(2)
Income tax benefit	4	4	12	1
Amortization of SFAS No. 133
cumulative effect, net of tax	(6)	(6)	(18)	(1)

Total comprehensive income	$31,173	$31,926	$87,729	$97,064

The cumulative effect of implementing SFAS No. 133 recorded in "accumulated other comprehensive income (loss)" is being amortized to expense over the remaining lives of the related interest rate swaps.

Share Repurchase Program
In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. Stock repurchases were to be made until November 2005 either in the open market or through privately negotiated transactions. During the 39 weeks ended October 29, 2005, the Company repurchased approximately 2.0 million shares for approximately $55.3 million, under this authorization.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s stock through March 2008 and concurrently terminated the November 2002 authorization. As of the termination date, the Company had repurchased approximately 5.1 million shares for approximately $142.0 million under the November 2002 authorization. During the 13 weeks and 39 weeks ended October 29, 2005, the Company repurchased approximately 2.2 million shares and 5.0 million shares for approximately $50.0 million and $125.1 million, respectively under the March 2005 authorization.

5. Restricted Investments
In March 2005, the Company pledged $15.1 million of investments in a restricted account to collateralize long-term insurance obligations. These investments replaced higher cost stand by letters of credit and surety bonds. This amount is included in “other assets” on the accompanying Condensed Consolidated Balance Sheet at October 29, 2005.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,”“target” or "estimate." For example, our forward-looking statements include statements regarding:

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

•	Our sales may be below expectations during the Christmas selling season, which may cause our operating results to suffer materially.

•	The performance of our distribution system is critical to our operations. Unforeseen disruptions or costs in our receiving and distributing merchandise could harm our sales and profitability.

•	Disruptions in the availability of quality, low-cost merchandise in sufficient quantities to maintain our growth may reduce sales and profits.

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

At October 29, 2005 we operated 2,899 stores in 48 states, with 22.7 million selling square feet compared to 2,674 stores with 19.6 million selling square feet at October 30, 2004. During the 39 weeks ended October 29, 2005, we opened 203 stores, expanded 78 stores and closed 39 stores, compared to 181 stores opened, 110 stores expanded and 20 stores closed during the 39 weeks ended October 30, 2004. As of the end of the third quarter, we expect to fall slightly below our 14%-16% square footage growth target for fiscal 2005 as we will close more stores than planned and the average new store size is slightly below the original target. In the 13 and 39 weeks ended October 29, 2005, we added approximately 0.6 million and 2.3 million selling square feet, respectively, of which approximately 0.1 million and 0.5 million, respectively, was added through expanding existing stores. The average size of stores opened during the 13 and 39 weeks ended October 29, 2005 was approximately 10,000 selling square feet (or about 12,500 gross square feet). For the remainder of 2005, we continue to plan to open stores that have approximately 10,000 selling square feet (or about 12,500 gross square feet). These stores generate higher sales and operating income per store than our smaller stores and we believe that they create an improved shopping environment that invites customers to shop longer and buy more.

For the 13 and 39 weeks ended October 29, 2005, we experienced a decrease in comparable store net sales of 1.0 and 1.8%, respectively. This decrease was the result of declines of 3.5% and 3.1% in the number of transactions, respectively, partially offset by increases of 2.6% and 1.4% in transaction size, respectively. We believe comparable store net sales were primarily affected by the impact of higher fuel costs, which leave our customers with less disposable income, causing them to make fewer shopping trips. In addition, we have seen a shift in mix to more consumables, which have a lower margin. We also have initiatives in place that we believe are helping to offset some of the effect that higher fuel costs are having on our sales, including increased advertising of featured products and continued expansion of forms of payment accepted by our stores. Currently, over two-thirds of our stores accept debit cards, including 1,400 stores which began accepting debit cards subsequent to the beginning of the roll-out in May 2005.

Based on the results for the 39 weeks ended October 29, 2005 and continued high fuel costs, we estimate that sales for the fourth quarter of 2005 will be in the range of $1.035 billion to $1.065 billion and earnings per diluted share will be in the range of $0.74 to $0.80. For fiscal 2005, we estimate sales will be in the range of $3.350 billion to $3.380 billion and diluted earnings per share will be in the range of $1.53 to $1.59.

Results of Operations

13 Weeks Ended October 29, 2005 Compared to the 13 Weeks Ended October 30, 2004

Net sales. Net sales increased 10.1%, or $72.8 million, resulting from sales in our new and expanded stores. Our sales were also impacted by a 1.0% decrease in comparable store net sales in the current quarter. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 34.7% in the current quarter compared to 35.7% in the prior year quarter. The decrease was primarily due to the following:

•	Occupancy costs increased 60 basis points due primarily to deleveraging associated with the comparable stores sales decrease in the quarter.

•
Merchandise costs, including inbound freight, increased 70 basis points due primarily to a slight shift in mix to more consumables, which have a lower margin, and increased inbound freight costs. The increase in consumables was partially the result of the effect of Hurricanes Katrina and Rita in the quarter. Inbound freight costs have increased primarily due to higher fuel costs.

•
These cost increases were partially offset by a 30 basis point decrease in shrink expense and a 10 basis point decrease in markdown expense. The shrink expense decrease resulted from the final reconciliation of our physical inventories for the year. The markdown expense decrease is primarily the result of hurricane markdowns and increases to the estimated markdown reserve in the prior year quarter, partially offset by current year hurricane markdowns.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current quarter decreased to 28.1%, as a percentage of net sales, compared to 28.3% for the same period last year. This decrease was primarily due to the following:

•
Payroll-related costs decreased approximately 30 basis points due primarily to lower field payroll costs and a reduction in incentive compensation accruals that are based on forecasted earnings amounts for fiscal 2005.

•
Operating and corporate expenses decreased approximately 10 basis points primarily due to decreased store supplies expense as a result of better pricing and the receipt of insurance proceeds resulting from a fire at one of our locations. These increases were partially offset by increased bank service charges related to the rollout of debit card acceptance in our stores and hurricane related fixed asset write-offs.

•
Partially offsetting the aforementioned decreases was an approximate 20 basis point increase in store operating costs primarily due to higher utility costs due to higher rates and consumption, decreased leverage associated with the decrease in comparable store net sales and hurricane related repairs in the current quarter.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 6.5% in the third quarter of 2005 compared to 7.4% in the same period of 2004.

Interest expense, net. Interest expense, net increased $0.3 million, in the third quarter of 2005 compared to the same period last year due primarily to higher interest rates on our revolver, partially offset by increased interest income on our investments.

Income Taxes. Our effective tax rate was 37.8% in the third quarter of 2005 compared to 38.5% for the same period last year. The decreased tax rate for 2005 was primarily due to tax-exempt interest on certain of our investments and increased work opportunity tax credits.

39 Weeks Ended October 29, 2005 Compared to the 30 Weeks Ended October 30, 2004

Net sales. Net sales increased 8.2%, or $176.4 million, resulting from sales in our new and relocated stores. Our sales were also impacted by a 1.8% decrease in comparable store net sales in the 39 weeks ended October 29, 2005.

Gross Profit. Gross profit margin decreased to 34.2% in the current period compared to 35.6% in the prior year period. The decrease was primarily due to the following:

•	Occupancy costs increased 80 basis points due primarily to deleveraging associated with the comparable stores sales decrease in the period.
•
Merchandise costs, including inbound freight, increased 40 basis points due primarily to a shift in mix to slightly more consumables, which have a lower margin, and increased inbound freight costs. Inbound freight costs have increased due to higher fuel costs and slightly higher import rates. The higher import rates are the result of newly negotiated contracts in May 2005.

•
Shrink expense also increased 20 basis points due to a slightly higher shrink rate for the stores in the current year as compared to the prior year and slightly higher shrink in the distribution centers.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the 39 weeks ended October 29, 2005, decreased to 27.9%, as a percentage of net sales, compared to 28.1% for the same period last year. This decrease was primarily due to the following:

•
Operating and corporate expenses decreased approximately 30 basis points primarily due to the decrease in store supplies expense as a result of better pricing and decreased professional fees, partially offset by increased bank service charges resulting from the rollout of our debit card program which started in May 2005.

•
Payroll-related costs decreased approximately 25 basis points due primarily to a reduction in incentive compensation accruals that are based on forecasted earnings amounts for fiscal 2005 and lower workers compensation claims in the current period.

•
Partially offsetting the aforementioned decreases was an approximate 20 basis point increase in store operating costs primarily due to higher utility costs due to higher rates and consumption in the current year, the decreased leverage associated with the decrease in comparable store net sales and hurricane related repairs in the current year.

•	Depreciation expense for stores also increased approximately 10 basis points primarily due to the deleveraging associated with negative comparable store net sales for the year.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 6.3% in the 39 weeks ended October 29, 2005 compared to 7.5% in the same period of 2004.

Interest expense, net. Interest expense, net increased $2.1 million in the first three quarters of 2005 compared to the same period last year due primarily to higher interest rates on our revolver and an imputed interest discount related to a non-interest bearing long-term receivable. These increases were partially offset by increased interest income on our investments

Income Taxes. Our effective tax rate was 37.8% for the 39 weeks ended October 29, 2005 compared to 38.5% for the same period last year. The decreased tax rate for 2005 was primarily due to tax-exempt interest on certain of our investments and increased work opportunity tax credits.

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

The following table compares cash flow information for the 39 weeks ended October 29, 2005 and October 30, 2004:

	39 Weeks Ended
	October 29,	October 30,
	2005	2004
Net cash provided by (used in):

Operating activities	$124.1	$19.6

Investing activities	43.2	(75.4)

Financing activities	(178.6)	59.5

The $104.5 million increase in cash provided by operating activities was primarily due to an 11% decrease in inventory per store at October 29, 2005 compared to October 30, 2004. The inventory per store decrease is the result of an initiative to lower backroom inventory levels and increase inventory turns through a reduction in current year purchases.

The $118.6 million increase in cash provided by investing activities was primarily the result of an increase in the net proceeds from short-term investing activities. A portion of these proceeds was used to repurchase common stock in the current year as part of our stock repurchase program. In addition, capital expenditures were higher in the prior year due to expenditures for two distribution centers and point-of-sale projects that were completed in the first half of fiscal 2004. Partially offsetting these decreases in cash used in investing activities, are $15.3 million of investments that are in a restricted account to collateralize certain long-term insurance obligations. These investments replaced higher cost stand by letters of credit and surety bonds.

The $238.1 million increase in cash used in financing activities resulted in part from our $180.4 million in stock repurchases during the 39 weeks ended October 29, 2005. Also, in the prior year, we entered into a five-year $450.0 million Revolving Credit Facility, under which we received proceeds of $250.0 million. We used a portion of the proceeds under this facility to repay $142.6 million of variable rate debt for our distribution centers and invested the balance in short-term government-sponsored municipal bonds. As of October 29, 2005, we had $250.0 million outstanding and $200.0 million available under this facility.

We also have a $125.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $71.2 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 29, 2005.

In November 2002, our Board of Directors authorized the repurchase of up to $200 million of our common stock through November 2005 either in the open market or privately negotiated transactions. During the 39 weeks ended October 29, 2005, we repurchased approximately 2.0 million shares for approximately $55.3 million under this authorization.

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our stock through March 2008 and concurrently terminated the November 2002 authorization. As of the termination date, we had repurchased approximately 5.1 million shares for approximately $142.0 million under the November 2002 authorization. During the 13 weeks and 39 weeks ended October 29, 2005, we repurchased approximately 2.2 million shares and 5.0 million shares for approximately $50.0 million and $125.1 million, respectively under the March 2005 authorization.

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

The prospective method requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.

The provisions of this statement are effective for the first quarter of fiscal 2006. We are currently evaluating the requirements of this revised pronouncement and have not determined our method of adoption.

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

Interest Rate Risk

The following table summarizes the financial terms and fair values of each of our interest rate swap agreements at October 29, 2005:

	Receive	Pay	Knockout		Fair Value
Hedging Instrument	Variable	Fixed	Rate	Expiration	Asset (Liability)
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/2009	($183,038)

$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/2006	($120,772)

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

There have been no material changes in our internal control over financial reporting during the quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended October 29, 2005.

Approximate
			Total number	dollar value
			of shares	of shares that
			purchased as	may yet be
			part of publicly	purchased under
	Total number	Average	announced	the plans or
	of shares	price paid	plans	programs
Period	purchased	per share	or programs	(in thousands)
July 31, 2005 to August 27, 2005	691,100	$23.37	691,100	$208,800
August 28, 2005 to October 1, 2005	1,503,508	22.53	1,503,508	174,900
October 2, 2005 to October 29, 2005	-	-	-	-
Total	2,194,608	$22.80	2,194,608	$174,900

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

DATE: December 8, 2005

DOLLAR TREE STORES, INC.

By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer
(principal financial and accounting officer)

Back to Index