Form 10-K
period 2006-01-28
DOLLAR TREE STORES INC
filed 2006-04-12
CIK 935703

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2006

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
Common Stock (par value $.01 per share)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes (X) No ( )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ( ) No (X)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer (X) Accelerated filer ( ) Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X)

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 29, 2005, was $2,570,388,019 based on a $25.03 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

On April 7, 2006, there were 105,962,427 shares of the Registrant’s Common Stock outstanding.

Index to Consolidated Financial Statements
DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 14, 2006, which will be filed with the Securities and Exchange Commission not later than April 28, 2006.

Index to Consolidated Financial Statements

DOLLAR TREE STORES, INC.

Index to Consolidated Financial Statements

A WARNING ABOUT FORWARD LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate." For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;
•	the average size of our stores to be added in 2006 and beyond;
•	the effect of a slight shift in mix to consumables and the increase of freezers and coolers on gross profit margin and sales;
•	the effect that expanding tender types accepted by our stores will have on sales;
•	the net sales per square foot, net sales and operating income attributable to smaller and larger stores and store-level cash payback metrics;
•
the possible effect of inflation and other economic changes on our costs and profitability, including the possible effect of future changes in shipping rates, domestic and foreign freight costs, fuel costs, minimum wage rates and wage and benefit costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;
•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;
•	the capabilities of our inventory supply chain technology, planned labor management system and other new systems;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;
•	the capacity, performance and cost of our distribution centers, including opening and expansion schedules;
•	our expectations regarding competition and growth in our retail sector;
•	costs of pending and possible future legal claims;
•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, and income taxes;
•	the adequacy of our internal controls over financial reporting;
•	our integration and future operations of the recently acquired Deal$ stores;
•	the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for stock-based compensation;

You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in “Item 1A. Risk Factors” beginning on page 10, as well as "Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 17.

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

Index to Consolidated Financial Statements

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2006” or “fiscal 2006,” “2005” or “fiscal 2005,” and “2004” or “fiscal 2004” relate to as of or for the years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

Index to Consolidated Financial Statements

PART I

Item 1. BUSINESS

Overview
Since our founding in 1986, we have become the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors. At January 28, 2006, we operated 2,914 single-price point stores under the names of Dollar Tree, Dollar Bills and Dollar Express.

Since 1986, we have evolved from opening primarily mall-based stores ranging between 1,500 and 2,500 selling square feet to opening primarily strip shopping center-based stores averaging 10,000 to 15,000 selling square feet. In the past five years, we have modified our average store size to reflect what we believe is our optimal store size of between 10,000 and 12,500 square feet. Our current store size reflects our expanded merchandise offerings and improved service to our customers. At December 31, 2001, we operated 1,975 stores in 37 states. At January 28, 2006, we operated 2,914 stores in 48 states. Our selling square footage increased from approximately 10.1 million square feet in December 2001 to 23.0 million square feet in January 2006. Our store growth since 2001 has resulted from opening new stores and completing mergers and acquisitions. We centrally manage our store and distribution operations from our corporate headquarters in Chesapeake, Virginia.

Business Strategy
Value Merchandise Offering. We strive to exceed our customers' expectations over the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere. We buy approximately 60% of our merchandise domestically and import the remaining 40%. Our domestic purchases include closeouts. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectation. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging and product sizes and package quantities that meet our customers' needs.

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

Our merchandise mix consists of:

•
consumable merchandise, which includes candy and food, health and beauty care, and household consumables such as paper, plastics and household chemicals and in select stores, frozen and refrigerated food;

•	variety merchandise, which includes toys, durable housewares, gifts, party goods, greeting cards, hardware, and other items; and

•	seasonal goods include Easter, Halloween and Christmas merchandise, along with summer toys and lawn and garden merchandise.

Index to Consolidated Financial Statements

Our larger stores, which appeal to a broader demographic mix, carry more consumable merchandise than smaller stores. We have also added freezers and coolers to approximately 200 stores in 2005 and plan to add them to approximately 250 more Dollar Tree stores in 2006. As a result of our larger store size and the installation of freezers and coolers in select stores, consumable merchandise has grown as a percentage of purchases and sales and we expect this trend to continue. The following table shows the percentage of purchases of each major product group for the years ended January 28, 2006 and January 29, 2005:

	January 28,	January 29,
Merchandise Type	2006	2005

Variety categories	47.2%	49.9%
Consumable	44.9%	41.4%
Seasonal	7.9%	8.7%

Customer Payment Methods. All of our stores accept cash and checks and approximately 700 stores accept MasterCard and Visa credit cards. In 2005, we expanded the tender types that we accept at our stores. Prior to May 2005, approximately 900 of our stores accepted debit cards. By the end of 2005, approximately 2,300 of our stores accepted debit cards as a result of the debit roll-out. We also began accepting food stamps at certain of our stores in 2005. We believe that expanding the tender types accepted at our stores helped increase the average size of transactions in the second half of 2005.

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

For more information on retail locations and retail store leases, see "Properties."

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

Our older, smaller stores continue to generate significant store-level operating income and operating cash flows and have some of the highest operating margin rates among our stores; however, the increased size of our newer stores allows us to offer a wider selection of products, including more basic consumable merchandise, thereby making them more attractive as a destination store.

The strong cash flows generated by our stores allow us to self-fund infrastructure investment and new stores. Over the past five years, cash flows from operating activities have exceeded capital expenditures.

For more information on our results of operations, see "Management's Discussion and Analysis - Results of Operations." For more information on seasonality of sales, see "Management's Discussion and Analysis - Seasonality and Quarterly Fluctuations."

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

Our supply chain systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Controlling our inventory levels has resulted in more efficient distribution and store operations.

Index to Consolidated Financial Statements

Information Systems. We believe that investments in technology help us to increase sales and control costs. Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow and control distribution and store operating costs.

Our automatic replenishment system automatically reorders key items, based on actual store level sales and inventory. In 2004 and 2005, we rolled out this system to additional stores and merchandise categories. At the end of 2005, we had over 600 basic, everyday items on automatic replenishment. At various times during the year, we also had approximately 200 more seasonal items on automatic replenishment during the applicable season. As we continue to utilize this system, our store management has more time to focus on customer service.

Point-of-sale data allows us to track sales by merchandise category at the store level and assists us in planning for future purchases of inventory. We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns. During the first half of 2004, we completed the roll-out of our point-of-sale systems to most of our stores. Using this point-of-sale data for planning purchases of inventory has helped us reduce our inventory per store approximately 12% and increase inventory turns in the current year.

Corporate Culture and Values. We believe that honesty and integrity, doing the right things for the right reasons, and treating people fairly and with respect are core values within our corporate culture. We believe that running a business, and certainly a public company, carries with it a responsibility to be above reproach when making operational and financial decisions. Our management team visits and shops our stores like every customer; we have an open door policy for all our associates; and ideas and individual creativity are encouraged. We have standards for store displays, merchandise presentation, and store operations. Our distribution centers are operated based on objective measures of performance and virtually everyone in our store support center is available to assist associates in the stores and distribution centers.

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

Growth Strategy
Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions. From 2001 to 2005, net sales increased at a compound annual growth rate of 14.3%. We expect that the substantial majority of our future sales growth will come primarily from new store openings and secondarily from our store expansion and relocation program.

The following table shows the total selling square footage of our stores and the selling square footage per new store opened over the last five years. Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity. The selling square footage statistics for 2001 through 2005 are estimates based on the relationship of selling to gross square footage.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2001	1,975	5,130	7,070
2002	2,263	5,763	7,783
2003	2,513	6,716	9,948
2004	2,735	7,475	10,947
2005	2,914	7,900	9,756

We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2006 and beyond, we plan to predominantly open stores that are approximately 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand. At January 28, 2006, 673 of our stores, totaling 39.1% of our selling square footage, were 10,000 selling square feet or larger.

Index to Consolidated Financial Statements

In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per selling square foot and changes in market opportunities. Stores targeted for expansion are generally less than 6,000 selling square feet in size. Store expansions generally increase the existing store size by approximately 6,000 selling square feet.

Since 1995 through the end of fiscal 2005, we have added a total of 471 stores through four mergers and several small acquisitions. Our acquisition strategy has been to target companies with a similar single price point concept that have shown success in operations or provide a strategic advantage. We evaluate potential acquisition opportunities in our retail sector as they become available.

On March 26, 2006, we completed our acquisition of 138 Deal$ stores for approximately $30.5 million of store related assets and $22.2 million of store and distribution center inventory. These amounts are subject to post-closing adjustments based on the results of physical inventory counts. These stores are primarily in the Midwest part of the United States and we have existing logistics capacity to service these stores with no additional capital expenditure. This acquisition also includes a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1. Substantially all Deal$ stores acquired will continue to operate under the Deal$ banner while providing us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points without disrupting the single-price point model in our Dollar Tree stores.

In 2005, we also acquired the rights to 35 store leases through bankruptcy proceedings of certain discount retailers. We will take advantage of these opportunities as they arise in the future.

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

A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. We opened two new distribution centers in 2004, Ridgefield, Washington and Joliet, Illinois, while replacing our Chicago distribution center. We currently operate nine distribution centers. We believe, these distribution centers in total are capable of supporting approximately $4.5 billion in annual sales. We expect to continue to add distribution capacity to support our store opening plans, with the aim of remaining approximately one year ahead of our distribution needs. Based on current plans, we will not need to add any distribution capacity until at least 2007. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

Our stores receive approximately 95% of their inventory from our distribution centers via contract carriers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. For more information on our distribution center network, see “Properties.”

Competition
The retail industry is highly competitive and we expect competition to increase in the future. Our value discount retail competitors include Family Dollar, Dollar General, 99 Cents Only and Big Lots. The principal methods of competition include closeout merchandise, convenience and the quality of merchandise offered to the customer. Though we are a fixed-price point retailer, we also compete with mass merchandisers, such as Wal-Mart and Target, and regional discount retailers. In addition, several mass merchandisers and grocery store chains carry "dollar store" or “dollar zone” concepts in their stores, which will increase competition. Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail sector.

Index to Consolidated Financial Statements

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

Employees
We employed approximately 11,400 full-time and 26,000 part-time associates on January 28, 2006. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements. None of our employees are subject to collective bargaining agreements.

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed below together with all other information included or incorporated in this report. Any of the following risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

Our profitability is especially vulnerable to cost increases.

  Future increase in costs such as the cost of merchandise, shipping rates, freight costs, fuel costs, wage levels and store occupancy costs may reduce our profitability. As a fixed price retailer, we cannot raise the sales price of our merchandise to offset cost increases. Unlike multi-price retailers, we are primarily dependent on our ability to operate more efficiently or increase our comparable store net sales in order to offset inflation. We expect comparable store net sales will be about flat to slightly positive in 2006. We can give you no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Please see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.

Our profitability is affected by the mix of products we sell.

Our gross profit could decrease if we increase the proportion of higher cost goods we sell in the future. In recent years, the percentage of our sales from higher cost consumable products has increased, and is likely to increase in 2006. Our gross profit will decrease unless we are able to increase the amount of our net sales sufficiently to offset any decrease in our product margin percentage. We can give you no assurance that we will be able to do so.

We may be unable to expand our square footage as profitably as planned.

We plan to expand our selling square footage by approximately 12% to 14% in 2006 to increase our sales and profits. Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms. We must also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores. We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

Index to Consolidated Financial Statements

A downturn in economic conditions could adversely affect our sales.

Economic conditions, such as those caused by recession, inflation, adverse weather conditions, or terrorism, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. For example, we believe customers visited our stores less frequently last year as a result of increased gasoline prices. Adverse economic conditions could disrupt consumer spending and significantly reduce our sales.

Our sales and profits rely on imported merchandise, which may increase in cost or become unavailable.

Merchandise imported directly from overseas accounts for approximately 40% of our total purchases at retail. In addition, we believe that a small portion of our goods purchased from domestic vendors is imported. China is the source of a substantial majority of our imports. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods include:

▪	disruptions in the flow of imported goods because of factors such as:
o	raw material shortages, work stoppages, strikes and political unrest;
o	problems with oceanic shipping, including shipping container shortages;
o	economic crises and international disputes

▪	increases in the cost of purchasing or shipping foreign merchandise, resulting from:
o	increases in shipping rates imposed by the trans-Pacific ocean carriers;
o	changes in currency exchange rates and local economic conditions, including inflation in the country of origin.
o	failure of the United States to maintain normal trade relations with China; and
o	import duties, import quota and other trade sanctions;

We could encounter disruptions or additional costs in receiving and distributing merchandise.

Our success depends on our ability to transport merchandise from our suppliers to our distribution centers and then ship it to our stores in a timely and cost-effective manner. We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems. Some of the factors that could have an adverse effect on our shipping and receiving systems or costs are:

▪
Shipping. Our oceanic shipping schedules may be disrupted or delayed from time to time. We also have experienced shipping rate increase over the last several years imposed by the trans-Pacific ocean carriers.

▪
Vulnerability to natural or man-made disasters. A fire, explosion or natural disaster at any of our distribution facilities could result in a loss of merchandise and impair our ability to adequately stock our stores. Some of our facilities are especially vulnerable to earthquakes, hurricanes and tornadoes.

▪	Labor disagreement. Labor disagreements or disruptions may result in delays in the delivery of merchandise to our stores and increase costs.
▪
War, terrorism and other events. War and acts of terrorism in the United States, or in China or other parts of Asia where we buy a significant amount of our imported merchandise, could disrupt our supply chain.

Sales below our expectations during peak seasons may cause our operating results to suffer materially.

Our highest sales periods are the Christmas and Easter seasons. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to supplement our stores. An economic downturn during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a downturn occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect.

Index to Consolidated Financial Statements

Pressure from competitors may reduce our sales and profits.

The retail industry is highly competitive. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. We expect competition to increase in the future because there are no significant economic barriers for others to enter our retail sector. Many of our current or potential competitors have greater financial resources than we do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Please see Item 1 “Business,” of this Form 10-K for further discussion of the effect of competition on our operations.

The resolution of certain legal matters could have a material adverse effect on our results of operations, accrued liabilities and cash.

For a discussion of current legal matters, please see Item 3. Legal Proceedings of this Form 10-K. Resolution of certain matters described in that item, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities and cash.

Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt that may be in a shareholder's best interest

Our articles of incorporation and bylaws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his best interest, including takeover attempts that might result in a premium being paid for shares of our common stock. These provisions, among other things:

•	classify our board of directors into three classes, each of which serves for different three-year periods;
•	provide that only the board of directors, chairman or president may call special meetings of the shareholders;
•	establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings;
•
require a vote of the holders of more than two-thirds of the shares entitled to vote in order to remove a director, change the number of directors, or amend the foregoing and certain other provisions of the articles of incorporation and bylaws; and

•	permit the board of directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Index to Consolidated Financial Statements

Item 2. PROPERTIES

Stores
As of January 28, 2006, we operated 2,914 stores in 48 states as detailed below:

Alabama	77	Maine	13	Ohio	109
Arizona	43	Maryland	69	Oklahoma	41
Arkansas	45	Massachusetts	32	Oregon	62
California	209	Michigan	106	Pennsylvania	175
Colorado	28	Minnesota	35	Rhode Island	9
Connecticut	21	Mississippi	47	South Carolina	68
Delaware	16	Missouri	54	South Dakota	3
Florida	195	Montana	8	Tennessee	77
Georgia	116	Nebraska	10	Texas	193
Idaho	18	Nevada	21	Utah	31
Illinois	109	New Hampshire	13	Vermont	6
Indiana	77	New Jersey	62	Virginia	124
Iowa	24	New Mexico	19	Washington	50
Kansas	24	New York	136	West Virginia	30
Kentucky	54	North Carolina	142	Wisconsin	54
Louisiana	54	North Dakota	2	Wyoming	3

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

For more information on financing of our distribution centers, see "Management's Discussion and Analysis - Funding Requirements."

Index to Consolidated Financial Statements

Item 3. LEGAL PROCEEDINGS

From time to time, we are defendants in ordinary, routine litigation and proceedings incidental to our business, including allegations regarding:

•	employment related matters;

•	infringement of intellectual property rights;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission; and

•	personal injury claims.

In 2003, we were served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal has been appealed. In May 2005, a new suit alleging similar claims was filed in California.

In 2005, we were served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the Oregon state court to certify the case as a class action.

In 2006, we were served with a lawsuit by former employees in Washington who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the Washington state court to certify the case as a class action.

We will vigorously defend ourselves in these lawsuits. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

We were served in another lawsuit that alleged various intellectual property violations. We settled the lawsuit in May 2005. The terms of the settlement are confidential and we are indemnified by a supplier. The settlement was not significant to the financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our 2005 fiscal year.

Index to Consolidated Financial Statements

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq Stock Market® under the symbol "DLTR" since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended January 29, 2005:

First Quarter	$33.97	$26.82
Second Quarter	29.20	24.50
Third Quarter	29.28	22.29
Fourth Quarter	30.29	26.40

Fiscal year ended January 28, 2006:

First Quarter	$29.04	$23.95
Second Quarter	26.01	22.77
Third Quarter	25.65	20.56
Fourth Quarter	25.48	20.66

On April 7, 2006, the last reported sale price for our common stock, as quoted by Nasdaq, was $27.67 per share. As of April 7, 2006, we had approximately 580 shareholders of record.

We had no stock repurchases in the fourth quarter of 2005. In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock during the next three years and concurrently terminated the previous November 2002, $200.0 million authorization. For 2005 and 2004, we repurchased 7,024,450 shares and 1,809,953 shares, respectively, for approximately $180.4 million and $48.6 million, respectively. As of January 28, 2006, we had approximately $174.9 million remaining under the March 2005 authorization. From January 29, 2006 through March 31, 2006, we have repurchased additional shares totaling $22.6 million under this authorization.

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

Item 6. SELECTED FINANCIAL DATA

The following table presents a summary of our selected financial data for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004 and the calendar years ended December 31, 2002 and 2001. In January 2003, we changed our fiscal year end to a retail fiscal year ending on the Saturday closest to January 31. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.

Comparable store net sales compare net sales for stores open throughout each of the two periods being compared, including expanded stores. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.

Amounts in the following tables are in thousands, except per share data, number of stores data, and net sales per selling square foot data. Prior year gross profit and selling, general and administrative amounts have been reclassified to conform to the 2004 lease accounting changes. For more information on the lease accounting changes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 1 in the “Notes to the Consolidated Financial Statements.”

Index to Consolidated Financial Statements

	Years Ended
	January 28,	January 29,	January 31,	December 31,	December 31,
	2006	2005	2004	2002	2001
Income Statement Data:
Net sales	$3,393,924	$3,126,009	$2,799,872	$2,329,188	$1,987,271
Gross profit	1,172,363	1,112,539	1,018,413	851,974	718,830
Selling, general and administrative expenses	889,124	818,988	724,816	598,053	512,092
Operating income	283,239	293,551	293,597	253,921	203,865
Net income	173,918	180,250	177,583	154,647	123,081

Margin Data (as a percentage of net sales):
Gross profit	34.5%	35.6%	36.4%	36.6%	36.0%
Selling, general and administrative expenses	26.2%	26.2%	25.9%	25.7%	25.7%
Operating income	8.3%	9.4%	10.5%	10.9%	10.3%
Net income	5.1%	5.8%	6.3%	6.6%	6.2%

Per Share Data:

Diluted net income per share	$1.60	$1.58	$1.54	$1.35	$1.09
Diluted net income per share increase	1.3%	2.6%	14.1%	23.9%	0.9%

	As of
	January 28	January 29,	January 31,	December 31,	December 31,
	2006	2005	2004	2002	2001
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$339,784	$317,807	$168,685	$335,972	$236,653
Working capital	648,220	675,532	450,279	509,629	360,757
Total assets	1,798,400	1,792,672	1,501,519	1,116,377	902,048
Total debt	269,948	281,746	185,151	54,429	62,371
Shareholders' equity	1,172,275	1,164,212	1,014,522	855,404	651,736
	Years Ended
	January 28,	January 29,	January 31,	December 31,	December 31,
	2006	2005	2004	2002	2001
Selected Operating Data:
Number of stores open at end of period	2,914	2,735	2,513	2,263	1,975
Gross square footage at end of period	29,238	25,948	21,416	16,527	12,791
Selling square footage at end of period	23,021	20,444	16,878	13,042	10,129
Selling square footage annual growth	12.6%	21.1%	27.5%	28.8%	29.6%
Net sales annual growth	8.6%	11.6%	18.7%	17.2%	17.7%
Comparable store net sales increase (decrease)	(0.8%)	0.5%	2.9%	1.0%	0.1%
Net sales per selling square foot	$152	$169	$180	$199	$217
Net sales per store	$1,183	$1,163	$1,134	$1,083	$1,043
Selected Financial Ratios:
Return on assets	9.7%	10.9%	13.7%	15.3%	14.9%
Return on equity	14.9%	16.5%	19.0%	20.5%	21.0%
Inventory turns	3.7	3.5	3.7	4.5	4.6

Index to Consolidated Financial Statements

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our earnings, gross margins and costs were in 2005 and 2004;

•	why those earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2005 and what we expect them to be in 2006; and

•	where funds will come from to pay for future expenditures.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004. In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for the fiscal year 2005 compared to the comparable fiscal year 2004 and the fiscal year 2004 compared to the comparable fiscal year 2003.

Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our results of operations. You should keep in mind that:

•
In March 2006, we completed our acquisition of 138 Deal$ stores and related assets. We paid approximately $30.5 million for store related assets and $22.2 million for store and distribution center inventory. These amounts are subject to post-closing adjustments based on the results of physical inventory counts.

•
On December 15, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting date of all previously issued, outstanding and unvested options under all current stock option plans, effective as of December 15, 2005. This decision eliminated non-cash compensation expense that would have been recorded in future periods following our adoption of Statement of Financial Accounting Standards No. 123, Share-Based Payment (revised 2004) (FAS 123R), on January 29, 2006. Future compensation expense has been reduced by approximately $14.9 million over a period of four years during which the options would have vested, as a result of the option acceleration program.

•
In March 2005, our Board of Directors authorized the repurchase of up to $300 million of our common stock during the next three years. This authorization superseded the previous repurchase program authorized by the Board in November 2002. As of January 28, 2006, we had $174.9 million remaining under this authorization.

•
In 2004, we completed construction and began operations in two new distribution centers. In June 2004, we began operations in our new distribution center in Joliet, Illinois. The Joliet distribution center is a 1.2 million square foot, fully automated facility that replaced our Chicago distribution center. In February 2004, we began operations in our Ridgefield, Washington distribution center. The Ridgefield distribution center is a 665,000 square foot facility that can be expanded to accommodate future growth needs. With the completion of these two distribution centers, we now have nine distribution centers that will support approximately $4.5 billion in sales annually. We do not plan to expand our distribution center capacity until at least fiscal 2007.

•
In March 2004, we entered into a five-year $450.0 million Unsecured Revolving Credit Facility (Facility). We used availability under this Facility to repay the $142.6 million of variable rate debt. This Facility also replaced our previous $150.0 million revolving credit facility.

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

Index to Consolidated Financial Statements

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

In fiscal 2005, we increased our selling square footage by approximately 13%. Of the 2.6 million selling square foot increase in 2005, approximately 0.5 million was added by expanding existing stores. The increase in selling square footage fell slightly below our planned square footage growth of 14%-16% as we closed more stores than planned in fiscal 2005 and our average new store size was slightly below target. The average size of our stores opened in 2005 was approximately 10,000 selling square feet (or about 12,400 gross square feet). In 2006, we expect to open stores slightly smaller than in 2005. These stores generate higher sales and operating income per store than our smaller stores and we believe that they create an improved shopping environment that invites customers to shop longer and buy more.

For fiscal 2005, we experienced a decrease in comparable store net sales of 0.8%. This had a negative effect on sales as we had planned to have comparable store net sales to be flat or slightly positive for 2005. Our comparable store net sales results were positively affected by the addition of 0.5 million selling square feet due to expanded and relocated stores during the year. The decrease in comparable store net sales was the result of a decline of 2.6% in the number of transactions, partially offset by an increase of 1.9% in transaction size. We believe comparable store net sales were primarily affected by the impact of higher fuel costs, which leave our customers with less disposable income, causing them to make fewer shopping trips and the shift in the timing of Easter from April 11 in 2004 to March 27 in 2005. Most retailers have the ability to increase their merchandise prices or alter the mix of their merchandise to favor higher-priced items in order to increase their comparable store net sales. As a fixed-price point retailer, we do not have the ability to raise our prices. Generally, our comparable store net sales will increase only if we sell more units per transaction or experience an increase in the number of transactions.

In 2005, we put initiatives in place that we believe are helping to offset some of the effect that higher fuel costs are having on our sales, including increased advertising of featured products and continued expansion of forms of payment accepted by our stores. Currently, over 2,300 of our stores accept debit cards, including over 1,400 stores which began accepting debit cards beginning with the roll-out in May 2005. We began to see positive effects from these initiatives in the second half of 2005 and believe that they will help increase comparable store net sales, despite continued high fuel costs.

We experienced a slight shift in the mix of merchandise sold to more consumables, which have lower margin, in 2005. We believe that higher fuel costs in 2005, which left our customers with less disposable income, contributed to the shift to more consumables as our customers bought more consumable and everyday items as opposed to our other merchandise categories. The shift in mix to more consumables is also the result of the roll-out of freezers and coolers to approximately 200 stores in 2005. As we continue to roll-out freezers and coolers to approximately 250 more stores in 2006, we expect to continue to see the pressure on margins in 2006. However, we believe that this will enable us to increase sales and earnings in the future by increasing the number of shopping trips made by our customers.

We expect the substantial majority of our future net sales growth to come from square footage growth resulting from new store openings and expansion of existing stores. We expect the average size of new stores opened in fiscal 2006 to be approximately 9,200 selling square feet per store (or about 11,400 gross square feet). We believe this size allows us to achieve our objectives in the markets in which we plan to expand. Larger stores take longer to negotiate, build out and open and generally have lower net sales per square foot than our smaller stores. While our newer, larger stores have lower sales per square foot than older, smaller stores, they generate higher sales and operating income dollars per store and create an improved shopping environment that invites customers to shop longer and buy more.

We must control our merchandise costs, inventory levels and our general and administrative expenses. Increases in these expenses could negatively impact our operating results because we cannot pass on increased expenses to our customers by increasing our merchandise-selling price above the $1.00 price point in our Dollar Tree stores.

During the first half of fiscal 2004, we completed the rollout of our point-of-sale systems to most of our stores. Our point-of-sale technology provides us with valuable sales information to assist our buyers and to improve merchandise allocation to the stores. We believe that it has enabled us to better control our inventory, which has resulted in more efficient distribution and store operations. Using the data from this system to better plan our inventory purchases has helped us reduce inventory per store by almost 12% as of January 28, 2006 and increase inventory turnover in the current year.

Our plans for fiscal 2006 anticipate comparable store net sales increases of about flat to slightly positive yielding net sales in the $3.845 to $3.940 billion range and diluted earnings per share of $1.68 to $1.80. We also expect a shift in the seasonality of our earnings in 2006. Easter is 20 days later in the current year, positively impacting the first quarter of 2006, and there is an extra shopping day between Thanksgiving and Christmas, which will impact the fourth quarter as compared to the prior year. Also, the retail calendar provides us with one extra week of sales in fiscal 2006. This guidance for 2006 is based on 12%-14% selling square footage growth, which includes the acquisition of 138 Deal$ stores, or about 5% of the overall increase (See Deal$ discussion below).

On March 26, 2006, we completed our acquisition of 138 Deal$ stores for approximately $30.5 million of store related assets and $22.2 million of store and distribution center related inventory. These amounts are subject to post-closing adjustments based on the results of physical inventory counts. These stores are primarily in the Midwest part of the United States and we have existing logistics capacity to service these stores with no additional capital expenditure required. This acquisition also includes a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1. Substantially all Deal$ stores acquired will continue to operate under the Deal$ banner while providing us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points without disrupting the single-price point model in our Dollar Tree stores.

In the fourth quarter of 2004, we recognized a one-time non-cash, after-tax adjustment of approximately $5.7 million, or $0.05 per diluted share, to reflect the cumulative impact of a correction of our accounting practices related to leased properties. Of the aforementioned amount, approximately $1.2 million, or $0.01 per diluted share, related to 2004. This adjustment was made in light of the views of the Office of the Chief Accountant of the Securities and Exchange Commission, expressed in a letter of February 7, 2005, to the American Institute of Certified Public Accountants regarding the application of generally accepted accounting principles to operating lease accounting matters. Consistent with the then current industry practices, we had reported straight-line expenses for leases beginning on the earlier of the store opening date or the commencement date of the lease in prior periods. This had the effect of excluding the pre-opening or build-out period of our stores (generally 60 days) from the calculation of the period over which we expense rent. In addition, amounts received as tenant allowances or rent abatements were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of being classified as deferred lease credits. The adjustment made to correct these practices does not affect historical or future net cash flows or the timing of payments under related leases. Rather, this change affected the classification of costs on the consolidated statement of operations and cash flows by increasing depreciation and decreasing rent expense, which is included as cost of sales. In addition, fixed assets and deferred liabilities increased due to the net cumulative unamortized allowances and abatements. These new lease accounting practices had an approximate $0.02 per diluted share negative effect on 2005 earnings.

Index to Consolidated Financial Statements

Results of Operations
The following table expresses items from our consolidated statements of operations, as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.5%	64.4%	63.6%
Gross profit	34.5%	35.6%	36.4%

Selling, general and administrative
expenses	26.2%	26.2%	25.9%

Operating income	8.3%	9.4%	10.5%

Interest income	0.2%	0.1%	0.1%
Interest expense	(0.4%)	(0.3%)	(0.3%)

Income before income taxes	8.1%	9.2%	10.3%

Provision for income taxes	(3.0%)	(3.4%)	(4.0%)

Net income	5.1%	5.8%	6.3%

Fiscal year ended January 28, 2006 compared to fiscal year ended January 29, 2005

Net Sales. Net sales increased 8.6% in 2005 compared to 2004. We attribute this $267.9 million increase in net sales primarily to new stores in 2005 and 2004 (which are not included in our comparable store net sales calculation) partially offset by a slight decrease in comparable store net sales of 0.8% in 2005. Our comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores. Our stores larger than 10,000 gross square feet continue to produce our best comparable store net sales results.

The following table summarizes the components of the changes in our store count for fiscal years ended January 28, 2006 and January 29, 2005.

	January 28, 2006	January 29, 2005

New stores	197	209
Acquired leases	35	42
Expanded or relocated stores	93	129
Closed stores	(53)	(29)

Of the 2.6 million selling square foot increase in 2005, approximately 0.5 million in selling square feet was added by expanding existing stores.

Gross Profit. Gross profit margin decreased to 34.5% in 2005 compared to 35.6% in 2004. The decrease is primarily due to the following:

•
Merchandise cost, including inbound freight, increased approximately 55 basis points, due to a slight shift in mix to more consumables, which have a lower margin and increased inbound freight costs due to higher fuel costs.

•	Occupancy costs increased approximately 45 basis points due primarily to deleveraging associated with the negative comparable store net sales for the year.

Index to Consolidated Financial Statements

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, were 26.2% for 2005 and 2004. However, several components had increases or decreases as noted below:

•
Operating and corporate expenses decreased approximately 25 basis points primarily due to decreased store supplies expense as a result of better pricing, decreased professional fees and the receipt of insurance proceeds resulting from a fire at one of our locations, partially offset by increased interchange fees resulting from the rollout of our debit card program in 2005.

•
Payroll related costs decreased approximately 10 basis points due to a reduction in incentive compensation accruals that are based on 2005 earnings and lower workers’ compensation and health care claims in the current year.

•	These decreases were partially offset by an approximate 25 basis point increase in store operating costs primarily due to higher utility costs due to higher rates and consumption in the current year.
•	Depreciation expense for stores also increased 10 basis points primarily due to the deleveraging associated with negative comparable store net sales for the current year.

Operating Income. Due to the reasons discussed above, operating income margin decreased to 8.3% in 2005 compared to 9.4% for 2004.

Interest Income. Interest income increased $2.2 million in 2005 compared to 2004 because of higher investment balances in the current year and increased interest rates.

Interest Expense. Interest expense increased $4.8 million in 2005 as compared to 2004. This increase is primarily due to increased rates on our revolver in the current year.

Income Taxes. Our effective tax rate was 36.8% in 2005 compared to 37.5% in 2004. The decreased tax rate for 2005 was due primarily to the resolution of tax uncertainties in the current year and increased tax-exempt interest on certain of our investments.

Fiscal year ended January 29, 2005 compared to fiscal year ended January 31, 2004

Net Sales. Net sales increased 11.6% in 2004 compared to 2003. We attribute this $326.1 million increase in net sales primarily to new stores in 2004 and 2003 which are not included in our comparable store net sales calculation and to a slight increase in comparable store net sales of 0.5% in 2004. Our comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores. If not for the positive effect of relocated stores, our comparable store net sales results would have been negative in 2004.

The following table summarizes the components of the changes in our store count for fiscal years ended January 29, 2005 and January 31, 2004.

	January 29, 2005	January 31, 2004

New stores	209	183
Acquired stores	-	100
Acquired leases	42	-
Expanded or relocated stores	129	124
Closed stores	(29)	(42)

Of the 3.6 million selling square foot increase in 2004, approximately 0.9 million in selling square feet was added by expanding existing stores.

Index to Consolidated Financial Statements

Gross Profit. Gross profit margin decreased to 35.6% in 2004 compared to 36.4% in 2003. The decrease is primarily due to the following:

•
Merchandise cost, including inbound freight, increased approximately 20 basis points, primarily due to increases in inbound freight costs. Inbound freight costs increased due to higher fuel costs and higher import rates.

•
Markdown expense increased approximately 15 basis points due primarily to hurricane related markdowns in the third quarter of 2004. Also, markdowns taken on lower than planned seasonal sell through of Christmas merchandise and a longer post Christmas holiday sale than in 2003 resulted in higher promotional markdowns.

•
Occupancy costs increased approximately 65 basis points due to deleveraging associated with the low comparable store net sales increase and the increase in rent expense in 2004 due to lease accounting changes noted in the “Overview.”

•	Partially offsetting these increases was an approximate 20 basis point decrease in shrink expense due to the overall improvement in the shrink rate in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, increased to 26.2% in 2004 compared to 25.9% in 2003. The increase is primarily due to the following:

•	Depreciation expense increased approximately 30 basis points as a result of our larger new and expanded stores and the continued installation of our point-of-sales systems and other technology assets.
•	Advertising costs increased approximately 15 basis points due to increased electronic media and print advertising in certain markets in 2004.
•	Insurance and benefits expense increased approximately 10 basis points due to increased health care and workers’ compensation expenses in 2004.
•	Partially offsetting these rate increases was an approximate 15 basis point decrease in store payroll costs in 2004 due to continued improvements in store-level labor productivity.

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

Income Taxes. Our effective tax rate was 37.5% in 2004 compared to 38.5% in 2003. The decreased tax rate for 2004 was due primarily to a tax benefit of $2.3 million, or 80 basis points, related to the resolution of a tax uncertainty and approximately $0.6 million, or 20 basis points, related to tax exempt interest on our investments.

Liquidity and Capital Resources
Our business requires capital to build and open new stores, expand our distribution network and operate existing stores. Our working capital requirements for existing stores are seasonal and usually reach their peak in September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and have funded our store opening and distribution network expansion programs from internally generated funds and borrowings under our credit facilities.

The following table compares cash-related information for the years ended January 28, 2006, January 29, 2005, and January 31, 2004:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
(in millions)	2006	2005	2004
Net cash provided by (used in):
Operating activities	$365.1	$276.5	$243.7
Investing activities	(235.5)	(315.4)	(282.4)
Financing activities	(170.3)	61.3	(35.5)

Index to Consolidated Financial Statements

The $88.6 million increase in cash provided by operating activities in 2005 was primarily due to an approximate 12% decrease in inventory per store at January 28, 2006 compared to January 29, 2005. The inventory per store decrease is the result of an initiative to lower backroom inventory levels and increase inventory turns through a reduction in current year purchases. The aforementioned net cash provided was partially offset by a decrease in deferred tax liabilities chiefly as a result of the elimination of bonus depreciation.

The $79.9 million decrease in cash used in investing activities in 2005 compared to 2004 was the result of a $34.2 million decrease in net purchases of investments resulting from more cash used to repurchase stock in the current year. The net purchases of investments in the current year include $29.9 million of investments that are in a restricted account to collateralize certain long-term insurance obligations. These investments replaced higher cost stand-by letters of credit and surety bonds. Capital expenditures also decreased $42.5 million in the current year after two distribution center projects and point-of-sale installations were completed in 2004.

The $231.6 million change in cash used in financing activities in 2005 compared to 2004 primarily resulted from $180.4 million in stock repurchases in the current year compared to $48.6 million in the prior year. Also in the prior year, we entered into a five-year $450.0 million Revolving Credit Facility, under which we received proceeds of $250.0 million. We used a portion of these proceeds to repay $142.6 million of variable rate debt for our distribution centers and invested the balance in short-term tax exempt municipal bonds. As of January 28, 2006, we had $250.0 million outstanding and $200.0 million available under this facility. This facility bears interest at LIBOR, plus 0.475% spread.

The $32.8 million increase in cash provided by operating activities in 2004 was primarily due to increased profitability before non-cash depreciation and amortization expense. Increased non-cash depreciation expense was primarily attributed to our square footage growth in 2004, two new distribution centers in 2004 and our continued installation of our point-of-sale systems and other technology assets.

Cash used in investing activities is generally expended to open new stores and to expand or relocate existing stores. The $33.0 million increase in 2004 compared to 2003 was primarily due to the following:

•	increased investment of cash from borrowings under our Facility in 2004;

•	this increase was partially offset by the acquisition of Greenbacks for approximately $100.5 million in 2003; and

•	decreased capital expenditures due to higher expenditures in 2003 on our distribution center projects that were completed in the first half of 2004

The $96.8 million change in cash provided by financing activities in 2004 compared to 2003 was primarily the result of the following:

•	increased borrowings under our Facility, net of the repayment of our variable rate debt for our distribution centers;

•
partially offsetting this increase in cash is a $10.6 million increase in stock repurchases in 2004 under a $200.0 million authorization granted by our Board of Directors in November 2002 and a $7.1 million decrease in cash proceeds from stock issued under stock-based compensation plans

At January 28, 2006, our long-term borrowings were $269.0 million and our capital lease commitments were $0.9 million. We also have a $125.0 million and a $50.0 million Letter of Credit Reimbursement and Security Agreement, under which approximately $81.6 million were committed to letters of credit issued for routine purchases of imported merchandise at January 28, 2006.

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock during the next three years. This authorization terminated the previous November 2002, $200.0 million authorization. For 2005 and 2004, we repurchased 7,024,450 shares and 1,809,953 shares, respectively, for approximately $180.4 million and $48.6 million, respectively. As of January 28, 2006, we have approximately $174.9 million remaining under the March 2005 authorization. From January 29, 2006 through March 31, 2006, we have repurchased additional shares totaling $22.6 million under this authorization.

Index to Consolidated Financial Statements

Funding Requirements

Overview
In 2005, the average investment per new store, including capital expenditures, initial inventory and pre-opening costs, was approximately $508,000. We expect our cash needs for opening new stores and expanding existing stores in fiscal 2006 to total approximately $136.0 million, which includes capital expenditures, initial inventory and pre-opening costs. Our estimated capital expenditures for fiscal 2006 are between $145.0 and $155.0 million, including planned expenditures for our new and expanded Dollar Tree stores, improvements to the acquired Deal$ stores and investments in technology. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and borrowings under our existing credit facilities.

The following tables summarize our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments (in millions):

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Lease Financing
Operating lease obligations	$1,015.1	$243.2	$212.9	$174.5	$138.5	$96.2	$149.8
Capital lease obligations	1.1	0.4	0.3	0.2	0.1	0.1	--

Long-term Borrowings
Revolving credit facility	250.0	--	--	--	250.0	--	--
Revenue bond financing	19.0	19.0	--	--	--	--	--

Total obligations	$1,285.2	$262.6	$213.2	$174.7	$388.6	$96.3	$149.8

Commitments	Total	Expiring in 2006	Expiring in 2007	Expiring in 2008	Expiring in 2009	Expiring in 2010	Thereafter

Letters of credit and surety bonds	$124.7	$122.7	$2.0	$--	$--	$--	$--
Freight contracts	47.2	31.8	13.5	1.9	--	--	--
Technology assets	6.5	6.5	--	--	--	--	--
Total commitments	$178.4	$161.0	$15.5	$1.9	$--	$--	$--

Lease Financing
Operating Lease Obligations. Our operating lease obligations are primarily for payments under noncancelable store leases. The commitment includes amounts for leases that were signed prior to January 28, 2006 for stores that were not yet open on January 28, 2006.

Capital Lease Obligations. Our capital lease obligations are primarily for payments for distribution center equipment and computer equipment at the store support center.

Long-Term Borrowings
Revolving Credit Facility. In March 2004, we entered into a five-year Revolving Credit Facility (the Facility). The Facility provides for a $450.0 million line of credit, including up to $50.0 million in available letters of credit, bearing interest at LIBOR, plus 0.475%. The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. We used availability under this Facility to repay the $142.6 million of variable-rate debt and to purchase short-term investments. As of January 28, 2006, we had $250.0 million outstanding on this Facility.

Revenue Bond Financing. In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds. We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi. At January 28, 2006, the balance outstanding on the bonds was $19.0 million. These bonds are due to be repaid in June 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate, which was 4.6% at January 28, 2006.

Index to Consolidated Financial Statements

Commitments
Letters of Credit and Surety Bonds. In March 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $125.0 million for letters of credit. In December 2004, we entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit. Both of these letters of credit are generally issued for the routine purchase of imported merchandise. Approximately $81.6 million was committed to letters of credit at January 28, 2006. We also have letters of credit or surety bonds outstanding for our insurance programs and certain utility payment obligations at some of our stores.

Freight Contracts. We have contracted outbound freight services from various carriers with contracts expiring through April 2008. The total amount of these commitments is approximately $47.2 million.

Technology Assets. We have commitments totaling approximately $6.5 million to primarily purchase store technology assets for our stores during 2006.

Derivative Financial Instruments
We are party to two interest rate swaps, which allow us to manage the risk associated with interest rate fluctuations on the demand revenue bonds and a portion of our revolving credit facility. The swaps are based on notional amounts of $19.0 million and $25.0 million. Under the $19.0 million agreement, as amended, we pay interest to the bank that provided the swap at a fixed rate. In exchange, the financial institution pays us at a variable-interest rate, which is similar to the rate on the demand revenue bonds. The variable-interest rate on the interest rate swap is set monthly. No payments are made by either party under the swap for monthly periods with an established interest rate greater than a predetermined rate (the knock-out rate). The swap may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates and expires in 2009.

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

For more information on the interest rate swaps, see "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk."

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

Inventory valuation methods require certain significant management estimates and judgments, including estimates of future merchandise markdowns and shrink, which significantly affect the ending inventory valuation at cost as well as the resulting gross margins. The averaging required in applying the retail inventory method and the estimates of shrink and markdowns could, under certain circumstances, result in costs not being recorded in the proper period.

Index to Consolidated Financial Statements

We estimate our markdown reserve based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimated reserve for markdowns compared with actual results.

Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and August of each year; therefore, the shrink accrual recorded at January 28, 2006 is based on estimated shrink for most of 2005, including the fourth quarter. We have not experienced significant fluctuations in historical shrink rates in our Dollar Tree stores for the last two years. However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition. We periodically adjust our shrink estimates to address these factors as they become apparent.

Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market on a year-to-year and consistent basis.

Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred. Our most material estimates include domestic freight expenses, self-insurance programs, store-level operating expenses, such as property taxes and utilities, and certain other expenses. Our freight and store-level operating expenses are estimated based on current activity and historical results. Our workers' compensation and general liability insurance accruals are recorded based on actuarial valuations which are adjusted annually based on a review performed by a third-party actuary. These actuarial valuations are estimates based on historical loss development factors. Certain other expenses are estimated and recorded in the periods that management becomes aware of them. The related accruals are adjusted as management’s estimates change. Differences in management's estimates and assumptions could result in an accrual materially different from the calculated accrual. Our experience has been that some of our estimates are too high and others are too low. Historically, the net total of these differences has not had a material effect on our financial condition or results of operations.

Income Taxes
On a quarterly basis, we estimate our required income tax liability and assess the recoverability of our deferred tax assets. Our income taxes payable are estimated based on enacted tax rates, including estimated tax rates in states where our store base is growing applied to the income expected to be taxed currently. The current tax liability includes a liability for resolution of tax uncertainties. Management assesses the recoverability of deferred tax assets based on the availability of carrybacks of future deductible amounts and management’s projections for future taxable income. We cannot guarantee that we will generate taxable income in future years. Historically, we have not experienced significant differences in our estimates of our tax accrual. However, in 2005 and 2004, we recognized approximately $1.5 million and $2.1 million, respectively, of tax benefits related to the resolution of tax uncertainties.

Index to Consolidated Financial Statements

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

Our highest sales periods are the Christmas and Easter seasons. Easter was observed on April 11, 2004, March 27, 2005 and will be observed on April 16, 2006. Due to the 20-day longer Easter selling season in 2006, we expect a larger portion of our annual earnings to be realized in the first quarter of 2006 as compared to 2005. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter. In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff. Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems or consumer sentiment.

Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 13 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Inflation and Other Economic Factors
Our ability to provide quality merchandise at a fixed price and on a profitable basis may be subject to economic factors and influences that we cannot control. Consumer spending could decline because of economic pressures, including rising fuel prices. Reductions in consumer confidence and spending could have an adverse effect on our sales. National or international events, including war or terrorism, could lead to disruptions in economies in the United States or in foreign countries where we purchase some of our merchandise. These and other factors could increase our merchandise costs and other costs that are critical to our operations, such as shipping and wage rates.

Shipping Costs. In the past, we have experienced annual increases of as much as 33% in our trans-Pacific shipping rates due primarily to rate increases imposed by the trans-Pacific ocean carriers. Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs. We imported 18,838 forty-foot equivalent containers in 2005 and expect this number to increase in fiscal 2006 proportionately to sales growth. As a result, our trans-Pacific shipping costs in fiscal 2006 may increase compared with fiscal 2005 when we renegotiate our import shipping rates effective May 2006. We can give no assurances as to the amount of the increase, as we are in the early stages of our negotiations.

Because of the increase in fuel costs throughout 2005 and the threat of continued increases in 2006, we expect increased fuel surcharges from our domestic contract carriers compared with past years. Based on current fuel prices, we estimate that the costs resulting from increased fuel surcharges may approximate $2.0 to $3.0 million in 2006. We expect to offset a portion of this potential increase with improved operational efficiencies.

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

Index to Consolidated Financial Statements

New Accounting Pronouncements
Effective January 29, 2006 (the first day of fiscal 2006), the Company adopted FAS 123R. This statement is a revision of FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted FAS 123R using the modified prospective method, which requires expensing of all share-based payments granted on or after January 29, 2006 and for all awards granted to employees that were unvested as of January 29, 2006.

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options under all current stock option plans, including the 1995 Stock Incentive Plan, the 2003 Equity Incentive Plan and the 2004 Executive Officer Equity Plan, effective as of December 15, 2005. At the effective date, almost all of these options had exercise prices higher than the actual stock price. The Company made the decision to accelerate vesting of these options to give employees increased performance incentives and to enhance current retention. This decision also eliminated non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of FAS 123R on January 29, 2006. Future compensation expense has been reduced by $14.9 million, over a period of four years during which the options would have vested, as a result of the option acceleration program. This amount is net of compensation expense of $150,000 recognized in fiscal 2005 for estimated forfeiture of certain (in the money) options.

In March 2006, the Compensation Committee of our Board of Directors granted approximately 317,500 options. The grant date for these options is March 31, 2006. The fair value of these options of approximately $3.5 million will be recognized over the three-year vesting period.

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

The following table summarizes the financial terms of our interest rate swap agreements and the fair value of each interest rate swap at January 28, 2006:

Hedging Instrument	Receive Variable	Pay Fixed	Knock-out Rate	Expiration	Fair Value
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/09	($0.1 million)
$25.0 million interest rate swap	LIBOR	5.43%	N/A	3/12/06	($0.04 million)

Index to Consolidated Financial Statements

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	31

Consolidated Statements of Operations for the years ended
January 28, 2006, January 29, 2005 and January 31, 2004	32

Consolidated Balance Sheets as of January 28, 2006 and
January 29, 2005	33

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended January 28, 2006, January 29, 2005 and
January 31, 2004	34

Consolidated Statements of Cash Flows for the years ended
January 28, 2006, January 29, 2005 and January 31, 2004	35

Notes to Consolidated Financial Statements	37

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dollar Tree Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 5, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Norfolk, Virginia
April 5, 2006

Index to Consolidated Financial Statements

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
(In thousands, except per share data)	2006	2005	2004
Net sales	$3,393,924	$3,126,009	$2,799,872
Cost of sales (Note 4)	2,221,561	2,013,470	1,781,459
Gross profit	1,172,363	1,112,539	1,018,413

Selling, general and administrative
expenses (Notes 8 and 9)	889,124	818,988	724,816

Operating income	283,239	293,551	293,597

Interest income	6,020	3,860	2,648
Interest expense (Note 6)	(14,041)	(9,241)	(7,493)

Income before income taxes	275,218	288,170	288,752

Provision for income taxes (Note 3)	101,300	107,920	111,169

Net income	$173,918	$180,250	$177,583

Basic net income per share (Note 7):

Net income	$1.61	$1.59	$1.55

Diluted net income per share (Note 7):

Net income	$1.60	$1.58	$1.54

See accompanying Notes to Consolidated Financial Statements.

Index to Consolidated Financial Statements

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	January 28, 2006	January 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$65,834	$106,532
Short-term investments	273,950	211,275
Merchandise inventories	576,545	615,483
Deferred tax assets (Note 3)	10,829	8,072
Prepaid expenses and other current assets (Note 2)	16,518	28,525
Total current assets	943,676	969,887

Property, plant and equipment, net (Note 2)	681,801	685,386
Intangibles, net (Notes 2 and 10)	129,348	129,032
Other assets, net (Notes 2, 5, 8 and 11)	43,575	8,367

TOTAL ASSETS	$1,798,400	$1,792,672

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$19,000	$19,000
Current installments of obligations under
capital leases (Note 2)	337	12,212
Accounts payable	135,555	124,195
Other current liabilities (Notes 2 and 8)	98,866	105,279
Income taxes payable	41,698	33,669
Total current liabilities	295,456	294,355

Long-term debt, excluding current portion (Note 5)	250,000	250,000
Obligations under capital leases, excluding
current installments (Note 2)	611	534
Deferred tax liabilities (Note 3)	23,553	42,075
Other liabilities (Notes 6 and 8)	56,505	41,496

Total liabilities	626,125	628,460

Shareholders' equity (Notes 6, 7 and 9):
Common stock, par value $0.01. 300,000,000 shares
authorized, 106,552,054 and 113,020,941 shares
issued and outstanding at January 28, 2006
and January 29, 2005, respectively	1,065	1,130
Additional paid-in capital	11,438	177,684
Accumulated other comprehensive income(loss)	61	(294)
Unearned compensation	-	(101)
Retained earnings	1,159,711	985,793
Total shareholders' equity	1,172,275	1,164,212

Commitments, contingencies
and subsequent event (Notes 4 and 12)	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,798,400	$1,792,672

See accompanying Notes to Consolidated Financial Statements.

Index to Consolidated Financial Statements

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004

				Accumulated
	Common		Additional	Other			Share-
	Stock	Common	Paid-in	Comprehensive	Unearned	Retained	holders'
(in thousands)	Shares	Stock	Capital	Income(Loss)	Compensation	Earnings	Equity

Balance at February 1, 2003	114,231	$1,142	$218,106	$(1,277)	$(112)	$627,960	$845,819

Net income for the year ended
January 31, 2004	-	-	-	-	-	177,583	177,583
Other comprehensive income (Note 7)	-	-	-	307	-	-	307
Total comprehensive income							177,890
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	132	1	2,724	-	-	-	2,725
Exercise of stock options, including
income tax benefit of $5,620 (Note 9)	994	10	25,060	-	-	-	25,070
Repurchase and retirement of shares (Note 7)	(1,265)	(12)	(38,041)	-	-	-	(38,053)
Restricted stock amortization (Note 9)	-	-	-	-	50	-	50
Settlement of merger-related contingencies	(8)	-	1,021	-	-	-	1,021
Balance at January 31, 2004	114,084	1,141	208,870	(970)	(62)	805,543	1,014,522

Net income for the year ended
January 29, 2005	-	-	-	-	-	180,250	180,250
Other comprehensive income (Note 7)	-	-	-	676	-	-	676
Total comprehensive income							180,926
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	139	1	3,285	-	-	-	3,286
Exercise of stock options, including
income tax benefit of $2,144 (Note 9)	608	6	13,957	-	-	-	13,963
Repurchase and retirement of shares (Note 7)	(1,810)	(18)	(48,593)	-	-	-	(48,611)
Restricted stock issuance
and amortization (Note 9)	-	-	165	-	(39)	-	126
Balance at January 29, 2005	113,021	1,130	177,684	(294)	(101)	985,793	1,164,212

Net income for the year ended
January 28, 2006	-	-	-	-	-	173,918	173,918
Other comprehensive income (Note 7)	-	-	-	355	-	-	355
Total comprehensive income							174,273
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	148	1	3,013	-	-	-	3,014
Exercise of stock options, including
income tax benefit of $1,176 (Note 9)	407	4	8,825	-	-	-	8,829
Repurchase and retirement of shares (Note 7)	(7,024)	(70)	(180,328)	-	-	-	(180,398)
Restricted stock issuance
and amortization (Note 9)	-	-	2,244	-	101	-	2,345
Balance at January 28, 2006	106,552	$1,065	$11,438	$61	$-	$1,159,711	$1,172,275

See accompanying Notes to Consolidated Financial Statements.

Index to Consolidated Financial Statements

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$173,918	$180,250	$177,583
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	140,717	129,291	107,088
Loss on disposal of property and equipment	3,320	2,797	4,015
Change in fair value of non-hedging interest rate swaps	(764)	(1,057)	(889)
Provision for deferred income taxes	(21,501)	15,578	19,681
Tax benefit of stock option exercises	1,176	2,144	5,620
Other non-cash adjustments to net income	5,532	2,113	1,965
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	38,938	(89,840)	(61,166)
Other assets	(5,557)	534	(1,852)
Accounts payable	11,360	9,223	(29,135)
Income taxes payable	8,029	(3,366)	16,910
Other current liabilities	(6,413)	15,320	4,655
Other liabilities	16,391	13,502	(745)
Net cash provided by operating activities	365,146	276,489	243,730

Cash flows from investing activities:
Capital expenditures	(139,247)	(181,782)	(236,761)
Purchase of Greenbacks, Inc., net of cash acquired of $1,250	-	-	(100,523)
Purchase of short-term investments	(885,480)	(465,815)	(150,640)
Proceeds from sales of short-term investments	822,805	339,035	208,570
Acquisition of favorable lease rights	(3,646)	(6,845)	(105)
Purchase of restricted investments	(29,944)	-	-
Other	-	-	(2,944)
Net cash used in investing activities	(235,512)	(315,407)	(282,403)

Cash flows from financing activities:
Proceeds from long-term debt, net of
facility fees of $1,094 in 2004	-	248,906	39,700
Repayment of long-term debt	-	(148,568)	(51,367)
Principal payments under capital lease obligations	(601)	(5,572)	(7,994)
Payments for share repurchases	(180,398)	(48,611)	(38,053)
Proceeds from stock issued pursuant to stock-based
compensation plans	10,667	15,105	22,175
Net cash provided by (used in) financing activities	(170,332)	61,260	(35,539)

Net increase (decrease) in cash and cash equivalents	(40,698)	22,342	(74,212)
Cash and cash equivalents at beginning of period	106,532	84,190	158,402
Cash and cash equivalents at end of period	$65,834	$106,532	$84,190
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$11,820	$8,117	$7,252
Income taxes	$113,863	$93,395	$70,172

(continued on the following page)

Index to Consolidated Financial Statements

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued from previous page)

Supplemental disclosure of non-cash investing and financing activities:
The Company purchased equipment under capital lease obligations amounting to $408, $484 and $2,134 in the years ended January 28, 2006, January 29, 2005 and January 31, 2004.

As described in Note 10, the Company acquired Greenbacks, Inc. in 2003. In conjunction with the acquisition, the Company assumed liabilities of $17,886.

As described in Note 2, in 2005, the Company settled the lease obligation on the sale-leaseback transaction with a payment of $130. The receivable of $11,605 and the lease obligation of $11,735 were satisfied as a result of this payment.

See accompanying Notes to Consolidated Financial Statements.

Index to Consolidated Financial Statements

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except number of stores, share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
At January 28, 2006, Dollar Tree Stores, Inc. (DTS or the Company) owned and operated 2,914 discount variety retail stores that sell substantially all items for $1.00 or less. The Company's stores operate under the names of Dollar Tree, Dollar Bills and Dollar Express. Our stores average approximately 7,900 selling square feet.

The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania, Georgia, Oklahoma, Utah and Washington. The Company's stores are located in all 48 contiguous states. The Company's merchandise includes food, health and beauty care, party goods, candy, seasonal goods, toys, stationery, gifts and other consumer items. Approximately 40% of the Company's merchandise is imported, primarily from China.

Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Any reference herein to “2005” or “Fiscal 2005”, “2004” or “Fiscal 2004” and “2003" or "Fiscal 2003" relates to as of or for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

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

Reclassifications
Certain 2004 and 2003 amounts have been reclassified for comparability with the current period presentation.

Cash and Cash Equivalents
Cash and cash equivalents at January 28, 2006 and January 29, 2005 includes $31,395 and $75,885, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Short-Term Investments
The Company’s short-term investments consist primarily of government-sponsored municipal bonds and auction rate securities. These investments are classified as available for sale and are recorded at fair value. The government-sponsored municipal bonds can be converted into cash depending on terms of the underlying agreement. The auction rate securities have stated interest rates, which typically reset to market prevailing rates every 35 days or less. The securities underlying both the government-sponsored municipal bonds and the auction rate securities have longer legal maturity dates.

Merchandise Inventories
Merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a weighted average cost basis. Cost is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $25,265 and $27,968 at January 28, 2006 and January 29, 2005, respectively.

Index to Consolidated Financial Statements

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	40 years
Furniture, fixtures and equipment	3 to 15 years
Transportation vehicles	4 to 6 years

Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or the committed terms of the related leases, whichever is shorter. Amortization is included in "selling, general and administrative expenses" on the accompanying consolidated statements of operations.

In the fourth quarter of 2004, the Company revised its estimate of useful lives on certain store equipment and distribution center assets. This change increased net income by approximately $3,700 in the first three quarters of 2005 as compared to 2004.

Costs incurred related to software developed for internal use are capitalized and amortized over three years. Costs capitalized include those incurred in the application development stage as defined in Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2005, 2004 and 2003, the Company recorded charges of $218, $531 and $234, respectively, to write down certain assets. These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

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

Financial Instruments
The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. By entering into receive-variable, pay-fixed interest rate swaps, the Company limits its exposure to changes in variable interest rates. The Company is exposed to credit-related losses in the event of non-performance by the counterparty to the interest rate swaps; however, the counterparties are major financial institutions, and the risk of loss due to non-performance is considered remote. Interest rate differentials paid or received on the swaps are recognized as adjustments to expense in the period earned or incurred. The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis.

Certain of the Company’s interest rate swaps have not qualified for hedge accounting treatment pursuant to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, these interest rate swaps are recorded at fair value in the accompanying consolidated balance sheets as a component of “other liabilities” (see Note 6). Changes in the fair values of these interest rate swaps are recorded as "interest expense” and “change in the fair value of non-hedging interest rate swaps" in the accompanying consolidated statements of operations and the consolidated statements of cash flows, respectively.

The Company is party to one interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133. Accordingly, the liability is recorded at fair value in the accompanying consolidated balance sheets and changes in the fair value are recorded as a component of "accumulated other comprehensive income (loss)." These amounts are subsequently reclassified into earnings as a yield adjustment in the period in which the related interest on the variable-rate obligations affects earnings. If the swap is terminated prior to its expiration date, the amount recorded in accumulated other comprehensive income (loss) will be recorded as a yield adjustment over the term of the forecasted transaction.

Index to Consolidated Financial Statements

Lease Accounting
The Company recognized a one-time non-cash, after-tax adjustment of $5,751, or $0.05 per diluted share, in the fourth quarter of 2004 to reflect the cumulative impact of a correction of its accounting practices related to leased properties. Of the aforementioned amount, approximately $1,230, or $0.01 per diluted share, related to fiscal 2004. Consistent with industry practices, in prior periods, the Company had reported its straight line expenses for leases beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of its stores (generally 60 days) from the calculation of the period over which it expenses rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of being classified as deferred lease credits. The adjustment made to correct these practices does not affect historical or future net cash flows or the timing of payments under related leases. Rather, this change affected the classification of costs on the accompanying consolidated statement of operations and cash flows by increasing depreciation and decreasing rent expense, which is included in cost of sales. In addition, fixed assets and deferred liabilities increased due to the net cumulative unamortized allowances and abatements.

Revenue Recognition
The Company recognizes sales revenue at the time a sale is made to its customer.

Cost of Sales
The Company includes the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.

Pre-Opening Costs
The Company expenses pre-opening costs for new, expanded and relocated stores, as incurred.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs approximated $11,807, $11,042 and $5,681 for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

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

Stock-Based Compensation
The Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by FAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure only requirements of FAS 123, through fiscal 2005.

Index to Consolidated Financial Statements

    If the accounting provisions of FAS 123 had been adopted, the Company's net income and net income per share would have been as indicated in the following table:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net income as reported	$173,918	$180,250	$177,583
Add: Total stock-based employee
compensation expense included in net
income, net of related tax effects	95	-	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method,
net of related tax effects	18,170	13,007	13,181

	$155,843	$167,243	$164,402

Net income per share:
Basic, as reported	$1.61	$1.59	$1.55
Basic, pro forma under FAS 123	1.44	1.48	1.43

Diluted, as reported	$1.60	$1.58	$1.54
Diluted, pro forma under FAS 123	1.44	1.47	1.43

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options under all current stock option plans, including the 1995 Stock Incentive Plan, the 2003 Equity Incentive Plan and the 2004 Executive Officer Equity Plan, effective as of December 15, 2005. At the effective date, almost all of these options had exercise prices higher than the actual stock price. The Company made the decision to accelerate vesting of these options to give employees increased performance incentives and to enhance current retention. This decision also eliminated non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of FAS 123R on January 29, 2006. Future compensation expense has been reduced by $14,881, over a period of four years during which the options would have vested, as a result of the option acceleration program. This amount is net of compensation expense of $150 recognized in fiscal 2005 for estimated forfeiture of certain (in the money) options.

Effective January 29, 2006 (the first day of fiscal 2006), the Company adopted SFAS No. 123, Share-Based Payment (revised 2004) (FAS 123R). This statement is a revision of FAS 123 and supersedes Accounting Principles Board Opinion No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt FAS 123R using the modified prospective method, which will require all share-based payments granted on or after January 29, 2006 and all awards granted to employees that were unvested as of January 29, 2006, to be accounted for using the fair value method.

The Company recognizes expense related to the fair value of any restricted stock units (RSUs) granted during the year. The expense is recognized over the requisite service period. The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of grant.

On March 31, 2006, the Board of Directors granted approximately 286,500 restricted stock units and options to purchase 317,500 shares of the Company’s common stock under the Company’s Equity Incentive Plan and the Executive Officer Equity Incentive Plan.

Net Income Per Share
Basic net income per share has been computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income by the weighted average number of shares and dilutive potential shares outstanding. Dilutive potential shares include all outstanding stock options and unvested restricted stock, excluding variable restricted stock grants, after applying the treasury stock method.

Index to Consolidated Financial Statements

NOTE 2 - BALANCE SHEET COMPONENTS

Intangibles, Net
Intangibles, net, as of January 28, 2006 and January 29, 2005 consist of the following:

	January 28,	January 29,
	2006	2005

Non-competition agreements	$6,398	$6,398
Accumulated amortization	(4,272)	(3,475)
Non-competition agreements, net	2,126	2,923

Favorable lease rights	12,680	9,034
Accumulated amortization	(4,100)	(1,567)
Favorable lease rights, net	8,580	7,467

Goodwill	130,271	130,271
Accumulated amortization	(11,629)	(11,629)
Goodwill, net	118,642	118,642

Total intangibles, net	$129,348	$129,032

Non-Competition Agreements
The Company issued stock options to certain former shareholders of an acquired entity in exchange for non-competition agreements and a consulting agreement. These assets are being amortized over the legal term of the individual agreements. Certain of these agreements were amortized over five years and as of January 28, 2006, are fully amortized. One remaining agreement is being amortized over a 10-year period. In addition, in 2003, the Company entered into non-competition agreements with former executives of Greenbacks, Inc. which are being amortized over five years (see Note 10).

Favorable Lease Rights
In 2005 and 2004, the Company acquired favorable lease rights for operating leases for retail locations from third parties. In addition, in 2003, the Company acquired favorable lease rights in its acquisition of Greenbacks, Inc. (see Note 10). The Company’s favorable lease rights are amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2016. The weighted average life remaining on the favorable lease rights at January 28, 2006 is 59 months.

Amortization expense related to the non-competition agreements and favorable lease rights was $3,330, $1,551 and $1,300 for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Estimated annual amortization expense for the next five years follows: 2006 - $3,341; 2007 - $3,115; 2008 - $1,727; 2009 - $892, and 2010 - $674.

Goodwill
In accordance with SFAS No. 142, goodwill is no longer being amortized, but is tested at least annually for impairment. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed its annual impairment testing in November 2005 and determined that no impairment loss existed.

Index to Consolidated Financial Statements

Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 28, 2006 and January 29, 2005 consists of the following:

	January 28,	January 29,
	2006	2005

Land	$29,387	$28,867
Buildings	154,661	171,980
Improvements	418,070	348,561
Furniture, fixtures and equipment	607,060	549,051
Transportation vehicles	1,349	1,868
Construction in progress	29,359	20,352

Total property, plant and equipment	1,239,886	1,120,679

Less: accumulated depreciation and amortization	558,085	435,293

Total property, plant and equipment, net	$681,801	$685,386

Other Assets, Net
Other assets, net includes $29,944 of restricted investments. In 2005, the Company purchased these restricted investments to collateralize long-term insurance obligations. These investments replaced higher cost stand by letters of credit and surety bonds.

Other Current Liabilities
Other current liabilities as of January 28, 2006 and January 29, 2005 consist of accrued expenses for the following:

	January 28,	January 29,
	2006	2005

Compensation and benefits	$22,210	$23,384
Taxes (other than income taxes)	15,783	11,992
Insurance	28,194	29,112
Other	32,679	40,791

Total other current liabilities	$98,866	$105,279

Capital Leases
The present value of future minimum capital lease payments as of January 28, 2006 is as follows:

2006	$414
2007	317
2008	223
2009	114
2010	33

Total minimum lease payments	1,101
Less: amount representing interest
(at an average rate of approximately 9.7%)	153

Present value of net minimum capital lease payments	948
Less current installments of obligations under
capital leases	337
Obligations under capital leases, excluding current
installments	$611

Index to Consolidated Financial Statements

Included in property, plant and equipment at January 28, 2006 and January 29, 2005 are leased furniture and fixtures and transportation vehicles with a cost of $2,088 and $4,465, respectively. Accumulated depreciation on these assets totaled $1,053 and $2,964 at January 28, 2006 and January 29, 2005, respectively.

Sale-Leaseback Transaction
On September 30, 1999, the Company sold certain retail store leasehold improvements to an unrelated third party and leased them back for a period of seven years. This transaction was accounted for as a financing arrangement. In 2004, the Company exercised the right to purchase the leasehold improvements at September 30, 2005. In order to exercise this right, the Company’s lease obligation increased by $200. As part of the original transaction, the Company received proceeds of $20,880, net of financing costs, and an $8,120 11% note receivable. During 2005, the Company paid $130, which satisfied the note receivable of $11,605 and the remaining lease obligation of $11,735.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, prepaid expenses, other current assets, accounts payable and other current liabilities approximate fair value because of the short maturity of these instruments. The carrying values of other long-term financial assets and liabilities, excluding interest rate swaps and restricted investments, approximate fair value because they are recorded using discounted future cash flows or quoted market rates. Short-term investments and restricted investments are carried at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The carrying value of the Company's variable-rate long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

It is not practicable to estimate the fair value of our outstanding commitments for letters of credit and surety bonds without unreasonable cost.

The fair value of the interest rate swaps (see Note 6) are the estimated amounts the Company would pay to terminate the agreements as of the reporting date. The fair value of the liabilities associated with interest rate swaps at January 28, 2006 and January 29, 2005 are as follows:

	January 28,	January 29,
	2006	2005

$25,000 interest rate swap	$37	$655
$19,000 interest rate swap	129	893

	$166	$1,548

The fair values of the interest rate swaps are included in "other liabilities" in the accompanying consolidated balance sheets.

NOTE 3 - INCOME TAXES

Total income taxes were allocated as follows:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Income from continuing operations	$101,300	$107,920	$111,169
Accumulated other comprehensive income,
marking derivative financial
instruments to fair value	222	424	192
Stockholders' equity, tax benefit on
exercise of stock options	(1,176)	(2,144)	(5,620)
	$100,346	$106,200	$105,741

Index to Consolidated Financial Statements

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Federal - current	$108,086	$75,785	$76,017
Federal - deferred	(20,632)	15,861	19,465
State - current	14,715	16,557	15,471
State - deferred	(869)	(283)	216
	$101,300	$107,920	$111,169

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax
benefit	3.4	3.6	3.5
Other, net	(1.6)	(1.1)	-
Effective tax rate	36.8%	37.5%	38.5%

The rate reduction in “other, net” in the above table consists primarily of benefits from the resolution of tax uncertainties and tax exempt interest in 2005 and the resolution of a tax uncertainty in 2004.

Index to Consolidated Financial Statements

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

	Year Ended	Year Ended
	January 28,	January 29,
	2006	2005

Deferred tax assets:
Accrued expenses and other liabilities principally due to
differences in the timing of deductions for reserves	$30,648	$14,744
Deferred compensation primarily due to timing of
contributions to the profit sharing plan	922	-
Other	-	169
Total deferred tax assets	31,570	14,913

Deferred tax liabilities:
Intangible assets due to differences in
amortization methods and lives	(8,013)	(6,963)
Deferred compensation primarily due to timing of
contributions to the profit sharing plan	-	(855)
Property and equipment due to difference in
depreciation and amortization methods and lives	(34,867)	(39,435)
Other	(1,414)	(1,663)
Total deferred tax liabilities	(44,294)	(48,916)

Net deferred tax liability	$(12,724)	$(34,003)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
Future minimum lease payments under noncancelable stores and distribution center operating leases are as follows:
2006	$243,170
2007	212,911
2008	174,527
2009	138,510
2010	96,225
Thereafter	149,720

Total minimum lease payments	$1,015,063

The above future minimum lease payments include amounts for leases that were signed prior to January 28, 2006 for stores that were not open as of January 28, 2006.

Index to Consolidated Financial Statements

Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $1,545 under operating leases.

Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Minimum rentals	$225,791	$200,718	$167,127
Contingent rentals	740	899	1,229

Non-Operating Facilities
The Company is responsible for payments under leases for certain closed stores. The Company was also responsible for payments under leases for two former distribution centers whose leases expired in June 2005 and September 2005. The Company accounts for abandoned lease facilities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. A facility is considered abandoned on the date that the Company ceases to use it. On this date, the Company records an expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income. Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded charges of $270, $1,472 and $470 in 2005, 2004 and 2003, respectively. The total accrual for these vacated facilities was $124 and $1,472 at January 28, 2006 and January 29, 2005, respectively.

Related Parties
The Company also leases properties for six of its stores from partnerships owned by related parties. The total rental payments related to these leases were $490, $484 and $469 for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Total future commitments under related party leases are $1,922.

Freight Services
The Company has contracted outbound freight services from various contract carriers with contracts expiring through April 2008. The total amount of these commitments is approximately $47,200, of which approximately $31,800 is committed in 2006, $13,500 is committed in 2007 and $1,900 is committed in 2008.

Technology Assets
The Company has commitments totaling approximately $6,466 to purchase store technology assets for its stores during 2006.

Letters of Credit
In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement. The agreement provides $125,000 for letters of credit. In December 2004, we entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50,000 for letters of credit. Letters of credit under both of these agreements are generally issued for the routine purchase of imported merchandise. Approximately $81,599 was committed to these letters of credit at January 28, 2006.

The Company also has approximately $41,116 in letters of credit that serve as collateral for its high-deductible insurance programs and expire in fiscal 2006.

Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores. The total amount of the commitment is approximately $2,003, which is committed through various dates through 2007.

Contingencies
In 2003, the Company was served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal has been appealed. In May 2005, a new suit alleging similar claims was filed in California.

Index to Consolidated Financial Statements

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the Oregon state court to certify the case as a class action.

In 2006, the Company was served with a lawsuit by former employees in Washington who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the Washington state court to certify the case as a class action.

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

The Company was served in another lawsuit that alleged various intellectual property violations. The Company settled the lawsuit in May 2005. The terms of the settlement are confidential and the Company is indemnified by a supplier.

NOTE 5 - LONG-TERM DEBT

Long-term debt at January 28, 2006 and January 29, 2005 consists of the following:

	January 28,	January 29,
	2006	2005

$450,000 Unsecured Revolving Credit Facility,
interest payable monthly at LIBOR,
plus 0.475%, which was 4.8% at
January 28, 2006, principal payable upon
expiration of the facility in March 2009	$250,000	$250,000

Demand Revenue Bonds, interest payable monthly
at a variable rate which was 4.6% at
January 28, 2006, principal payable on
demand, maturing June 2018	19,000	19,000

Total long-term debt	269,000	269,000

Less current portion	19,000	19,000

Long-term debt, excluding current portion	$250,000	$250,000

Maturities of long-term debt are as follows: 2006 - $19,000 and 2009 - $250,000.

Unsecured Revolving Credit Facility
In March 2004, the Company entered into a five-year Unsecured Revolving Credit Facility (the Facility). The Facility provides for a $450,000 revolving line of credit, including up to $50,000 in available letters of credit, bearing interest at LIBOR, plus 0.475%. The Facility also bears an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly. The Facility, among other things, requires the maintenance of certain specified financial ratios restricts, the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Company used availability under the Facility to repay the $142,568 of variable-rate debt and to purchase short-term, state and local government-sponsored municipal bonds. The Company’s $150,000 revolving credit facility (Old Facility) was terminated concurrent with entering into the Facility. The net debt issuance costs related to the Old Facility and the variable-rate debt, included in "other assets, net" on the January 31, 2004 consolidated balance sheet totaling $727, were charged to interest expense in 2004.

Index to Consolidated Financial Statements

Demand Revenue Bonds
On May 20, 1998, the Company entered into an unsecured Loan Agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19,000 to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's distribution facility in Olive Branch, Mississippi. The Bonds do not contain a prepayment penalty as long as the interest rate remains variable. The Bonds contain a demand provision and, therefore, are classified as current liabilities.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of interest rate swaps at January 28, 2006 and January 29, 2005, is approximately $166 and $1,548, respectively, and is recorded in "other liabilities" on the accompanying consolidated balance sheets.

Non-Hedging Derivatives
At January 28, 2006, the Company was party to a derivative instrument in the form of an interest rate swap that does not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133 because it contains a knock-out provision. The swap creates the economic equivalent of a fixed rate obligation by converting the variable-interest rate to a fixed rate. Under this interest rate swap, the Company pays interest to a financial institution at a fixed rate, as defined in the agreement. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the variable-rate obligation, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. No payments are made by either party for months in which the variable-interest rate, as calculated under the swap agreement, is greater than the "knock-out rate." The following table summarizes the terms of the interest rate swap:

Derivative	Origination	Expiration	Pay Fixed	Knock-out
Instrument	Date	Date	Rate	Rate

$19,000 swap	4/1/99	4/1/09	4.88%	7.75%

This swap reduces the Company's exposure to the variable interest rate related to the Demand Revenue Bonds (see Note 5).

Hedging Derivative
The Company is party to one derivative instrument in the form of an interest rate swap that qualifies for hedge accounting treatment pursuant to the provisions of SFAS No. 133.

In 2001, the Company entered into a $25,000 interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of the Company's variable interest entity debt. In March 2004, the Company repaid all of the variable interest entity debt with borrowings from the Facility (see Note 5). The Company redesignated this swap to borrowings under the Facility. This redesignation does not affect the accounting treatment used for this interest rate swap. The swap creates the economic equivalent of fixed-rate debt by converting the variable-interest rate to a fixed-rate. Under this agreement, the Company pays interest to a financial institution at a fixed-rate of 5.43%. In exchange, the financial institution pays the Company at a variable-interest rate, which approximates the floating rate on the debt, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly consistent with the interest rate adjustment on the debt. The swap expired in March 2006.

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at January 28, 2006 and January 29, 2005.

Index to Consolidated Financial Statements

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Basic net income per share:
Net income	$173,918	$180,250	$177,583
Weighted average number of shares
outstanding	108,335	113,296	114,641

Basic net income per share	$1.61	$1.59	$1.55

Diluted net income per share:
Net income	$173,918	$180,250	$177,583
Weighted average number of shares
outstanding	108,335	113,296	114,641
Dilutive effect of stock options and
resticted stock (as determined by
applying the treasury stock method)	424	690	940
Weighted average number of shares and
dilutive potential shares outstanding	108,759	113,986	115,581

Diluted net income per share	$1.60	$1.58	$1.54

At January 28, 2006, January 29, 2005 and January 31, 2004, respectively, 3,379,855, 1,457,329 and 203,015 stock options are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

Comprehensive Income
The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	Year Ended	Year Ended	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net income	$173,918	$180,250	$177,583

Fair value adjustment-derivative
cash flow hedging instrument	618	1,113	475
Income tax expense	238	429	183
Fair value adjustment, net of tax	380	684	292

Amortization of SFAS No. 133
cumulative effect	(41)	(13)	24
Income tax benefit (expense)	16	5	(9)
Amortization of SFAS No. 133
cumulative effect, net of tax	(25)	(8)	15

Total comprehensive income	$174,273	$180,926	$177,890

The cumulative effect recorded in "accumulated other comprehensive income (loss)" is being amortized over the remaining lives of the related interest rate swaps.

Index to Consolidated Financial Statements

Share Repurchase Programs
In November 2002, the Company’s Board of Directors authorized the repurchase of up to $200,000 of the Company's common stock. Stock repurchases were to be made until November 2005 either in the open market or through privately negotiated transactions. During fiscal 2005, the Company repurchased 1,990,142 shares for approximately $55,300 under this authorization.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300,000 of the Company’s common stock through March 2008 and concurrently terminated the November 2002 authorization. As of the termination date, the Company had repurchased 5,065,495 shares for approximately $141,965, under the November 2002 authorization. In fiscal 2005, the Company repurchased 5,034,308 shares for approximately $125,098 under the March 2005 authorization. From January 29, 2006 through March 31, 2006, the Company repurchased additional shares totaling $22,600 under this authorization.

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

Contributions to and reimbursements by the Company of expenses of the plans included in the accompanying consolidated statements of operations were as follows:

Year Ended January 28, 2006	$6,885
Year Ended January 29, 2005	8,530
Year Ended January 31, 2004	10,964

Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain highly compensated employees and executives the ability to defer a portion of their base compensation and bonuses and earn interest on their deferred amounts. The plan is an unfunded nonqualified plan; however, the Company may make discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. Total cumulative participant deferrals were approximately $2,050 and $1,516, respectively, at January 28, 2006 and January 29, 2005 and are included in "other liabilities" on the accompanying consolidated balance sheets. The related assets are included in "other assets, net" on the accompanying consolidated balance sheets. The Company made no discretionary contributions in the years ended January 28, 2006, January 29, 2005 and January 31, 2004.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

At January 28, 2006, the Company has eight stock-based compensation plans. Each plan and the accounting method are described below.

Fixed Stock-Option Compensation Plans
Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 1,047,264 shares of Common Stock in 1993 and 1,048,289 shares in 1994. Options granted under the SOP have an exercise price of $0.86 and are fully vested at the date of grant.

Under the 1995 Stock Incentive Plan (SIP), the Company may grant options to its employees for the purchase of up to 12,600,000 shares of Common Stock. The exercise price of each option equals the market price of the Company's stock at the date of grant, unless a higher price is established by the Board of Directors, and an option's maximum term is 10 years. Options granted under the SIP generally vested over a three-year period. In exchange for their options to purchase Dollar Express Common Stock, certain employees of Dollar Express were granted 228,072 options to purchase the Company's common stock based on an exchange ratio of 0.8772. Options issued in connection with the merger were fully vested as of the date of the merger. This plan was terminated on July 1, 2003 and replaced with the Company’s 2003 Equity Incentive Plan, discussed below.

The Step Ahead Investments, Inc. Long-Term Incentive Plan (SAI Plan) provided for the issuance of stock options, stock appreciation rights, phantom stock and restricted stock awards to officers and key employees. Effective with the merger with 98 Cent Clearance Center in December 1998 and in accordance with the terms of the SAI Plan, outstanding 98 Cent Clearance Center options were assumed by the Company and converted, based on 1.6818 Company options for each 98 Cent Clearance Center option, to options to purchase the Company's common stock. Options issued as a result of this conversion were fully vested as of the date of the merger.

Index to Consolidated Financial Statements

Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 247,500 shares were granted to five former officers of 98 Cent Clearance Center who were serving as employees or consultants of the Company following the merger. The options were granted as consideration for entering into non-competition agreements and a consulting agreement. The exercise price of each option equals the market price of the Company's stock at the date of grant, and the options' maximum term is 10 years. Options granted under the Special Plan vested over a five-year period.

The 2003 Equity Incentive Plan (EIP) replaces the Company's SIP discussed above. Under the EIP, the Company may grant up to 6,000,000 shares of its Common Stock, plus any shares available for future awards under the SIP, to the Company’s employees, including executive officers and independent contractors. The EIP permits the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock. The exercise price of each stock option granted equals the market price of the Company’s stock at the date of grant. The options generally vest over a three-year period and have a maximum term of 10 years.

The 2004 Executive Officer Equity Plan (EOEP) is available only to the Chief Executive Officer and certain other executive officers. These officers no longer receive awards under the EIP. The EOEP allows the Company to grant the same type of equity awards as does the EIP. These awards generally vest over a three-year period, with a maximum term of 10 years.

In 2005, the Company granted 270,407 RSUs from the 2003 EIP and the 2004 EOEP to its employees and officers. The fair value of these RSUs of $6,759 is being expensed ratably over the three-year vesting periods. The fair value was determined using the Company’s closing stock price on the date of grant. The Company recognized $1,497 of expense related to the RSUs for the year ended January 28, 2006.

In 2005, the Company granted 40,000 RSUs from the 2004 EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2005 and future service of these officers through various points through July 2007. The Company met these performance targets in fiscal 2005; therefore, the fair value of these RSUs of $1,001 is being expensed over the service period. The fair value of these RSUs was determined using the Company’s closing stock price January 28, 2006 (the last day of fiscal 2005), when the performance targets were satisfied. The Company recognized $725 in compensation expense related to these RSUs in the year ended January 28, 2006.

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

Any restricted stock or RSUs awarded are subject to certain general restrictions. The restricted stock shares may not be sold, transferred, pledged or disposed of until the restrictions on the shares have lapsed or have been removed under the provisions of the plan. In addition, if a holder of the restricted shares ceases to be employed by the Company, any shares in which the restrictions have not lapsed will be forfeited.

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

Index to Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Expected term in years	4.7	5.3	5.4
Expected volatility	48.7%	59.8%	60.7%
Annual dividend yield	-	-	-
Risk free interest rate	3.7%	3.7%	3.4%

The following tables summarize the Company's various option plans as of January 28, 2006, January 29, 2005 and January 31, 2004 and information about fixed options outstanding at January 28, 2006. As discussed in Note 1, the Company’s Board of Directors, vested all options outstanding as of December 15, 2005. This is reflected in the tables below.

Stock Option Activity

	January 28, 2006		January 29, 2005		January 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	6,547,419	$24.47	6,007,471	$23.81	5,414,023	$24.19
Granted	320,220	24.88	1,682,572	25.52	1,904,057	20.54
Exercised	(407,077)	18.61	(608,432)	19.58	(993,841)	19.57
Forfeited	(469,805)	25.30	(534,192)	25.90	(316,768)	24.01
Outstanding, end of period	5,990,757	24.71	6,547,419	24.47	6,007,471	23.81

Options exercisable at end of period	5,980,757	24.71	3,282,102	24.52	2,649,188	24.31

Weighted average fair value of options
granted during the period		$11.27		$14.27		$17.08

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at January 28,	Remaining	Exercise	at January 28,	Exercise
Prices	2006	Contractual Life	Price	2006	Price

$0.86	7,919	N/A	0.86	7,919	0.86
$2.95 to $10.98	39,300	1.1	10.00	39,300	10.00
$10.99 to $21.28	1,682,875	6.2	19.26	1,682,875	19.26
$21.29 to $29.79	2,989,421	6.3	24.84	2,979,421	24.84
$29.80 to $42.56	1,271,242	5.9	32.23	1,271,242	32.23

$0.86 to $42.56	5,990,757			5,980,757

Index to Consolidated Financial Statements

Employee Stock Purchase Plan
Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 1,040,780 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 792,813 shares as of January 28, 2006.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Expected term	3 months	3 months	3 months
Expected volatility	12.0%	15.6%	19.8%
Annual dividend yield	-	-	-
Risk free interest rate	3.9%	2.1%	1.1%

The weighted average per share fair value of those purchase rights granted in 2005, 2004, and 2003 was $4.11, $4.93 and $4.60, respectively.

NOTE 10 - ACQUISITION

On June 29, 2003, the Company acquired 100% of the outstanding capital stock of Greenbacks, Inc. (Greenbacks). The results of Greenbacks’ operations are included in the accompanying consolidated financial statements since that date. Greenbacks was a privately held company operating 100 stores in 10 western states and one expandable 252,000 square foot distribution center in Salt Lake City. As a result of this acquisition, the Company extended its geographical reach to include 47 states compared with 41 states prior to the acquisition. In addition, this acquisition provided the Company with an expandable distribution infrastructure in the Rocky Mountain area of the country. The aggregate purchase price was approximately $100,000 and was paid in cash. In addition, the Company incurred approximately $800 in direct costs associated with the acquisition. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

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

NOTE 11 - INVESTMENT

On August 7, 2003, the Company paid $4,000 to acquire a 10.5% fully diluted interest in Ollie's Holdings, Inc. (Ollie's), a multi-price point discount retailer located in the mid-Atlantic region. In addition, the SKM Equity Fund III, L.P. (SKM Equity) and SKM Investment Fund (SKM Investment) acquired a combined fully diluted interest in Ollie's of 53.1%. Two of the Company's directors, Thomas Saunders and John Megrue, are principal members of SKM Partners, L.L.C., which serves as the general partner of SKM Equity.  John Megrue is also a principal member of Apax Partners, L.P., which serves as the genreal partner for SKM Investment. In conjunction with the acquisition of its interest in Ollie's, the Company also entered into a call option agreement. The option agreement provides the Company with the right to purchase all of SKM Equity's and SKM Investment's equity in Ollie's, for a fixed price as set forth in the agreement, subject to adjustments dependent on the occurrence of certain future events. The Company has no obligation to exercise the option or make any additional investment in Ollie's. The $4,000 investment in Ollie's is accounted for under the cost method of accounting and is included in "other assets" in the accompanying consolidated balance sheets.

Index to Consolidated Financial Statements

NOTE 12 - SUBSEQUENT EVENT -

In March 2006, the Company completed its acquisition of 138 Deal$ stores for approximately $30,500 of store related assets and $22,200 of store and distribution center inventory. These amounts are subject to post closing adjustments based on the results of physical inventory counts. These stores are primarily in the Midwest part of the United States and the Company has existing logistics capacity to service these stores with no additional capital expenditure. This acquisition also includes a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1. Substantially all Deal$ stores acquired will continue to operate under the Deal$ banner while providing the Company an opportunity to leverage its Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points without disrupting the single-price point model in its Dollar Tree stores.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2005 and 2004. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter

Fiscal 2005:
Net sales	$749,093	$769,027	$796,787	$1,079,017
Gross profit	254,244	261,486	276,264	380,369
Operating income	48,074	46,584	52,120	136,461
Net income	29,012	27,310	31,097	86,499
Diluted net income per share	0.26	0.25	0.29	0.81
Stores open at end of quarter	2,791	2,856	2,899	2,914
Comparable store net sales change	(3.7%)	(1.5%)	(1.0%)	1.0%

Fiscal 2004:
Net sales	$710,330	$704,234	$723,967	$987,478
Gross profit (2)	253,036	250,373	258,399	350,731
Operating income	58,659	49,084	53,589	132,219
Net income	35,150	29,592	31,854	83,654
Diluted net income per share	0.31	0.26	0.28	0.74
Stores open at end of quarter	2,579	2,612	2,674	2,735
Comparable store net sales change	(0.4%)	(0.2%)	0.7%	0.5%

(1) Easter was observed on March 27, 2005 and April 11, 2004.
(2) The Company recognized $5,751, or $0.05 per diluted share in the fourth quarter of 2004 to reflect the cumulative impact of a correction of its lease accounting practices.
Approximately $1,230, or $0.01 per diluted share related to fiscal 2004.

Index to Consolidated Financial Statements

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

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of January 28, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of January 28, 2006, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report appears below.

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

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dollar Tree Stores, Inc. (the Company) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Index to Consolidated Financial Statements

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 28, 2006, and our report dated April 5, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Norfolk, Virginia
April 5, 2006

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 14, 2006, under the caption "Election of Directors."

Information set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

The information concerning our code of ethics required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 14, 2006, under the caption "Code of Business Conduct (Code of Ethics)."

Index to Consolidated Financial Statements

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 30 of this Form 10-K.

2.
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 59 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE STORES, INC.

DATE: April 12, 2006	By: /s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	April 12, 2006

/s/ Bob Sasser
Bob Sasser	Director, President and	April 12, 2006
Chief Executive Officer
(principal executive officer)

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	April 12, 2006

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	April 12, 2006

/s/ H. Ray Compton
H. Ray Compton	Director	April 12, 2006

/s/ Kent A. Kleeberger
Kent A. Kleeberger	Chief Financial Officer	April 12, 2006
(principal financial and
accounting officer)

/s/ Richard G. Lesser
Richard G. Lesser	Director	April 12, 2006

/s/ John F. Megrue
John F. Megrue	Director	April 12, 2006

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Director	April 12, 2006

/s/ Eileen R. Scott
Eileen R. Scott	Director	April 12, 2006

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	April 12, 2006

/s/ Alan L. Wurtzel
Alan L. Wurtzel	Director	April 12, 2006

Index to Consolidated Financial Statements

Index to Exhibits

3. Articles and Bylaws

3.1
Third Restated Articles of Incorporation of Dollar Tree Stores, Inc. (the Company), as amended (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, incorporated herein by this reference)

3.2	Third Restated Bylaws of the Company (Exhibit 99.1 to the Company’s December 15, 2005 Current Report on Form 8-K, incorporated herein by this reference)

10. Material Contracts

10.1
Form of Standard Restricted Stock Unit Award Agreement for use under the Dollar Tree Stores, Inc. 2003 Equity Incentive Plan (EIP) and the Dollar Tree Stores, Inc. 2004 Executive Officer Equity Plan (EOEP) (Exhibit 10.1 to the Company’s March 24, 2005 Current Report on Form 8-K, incorporated herein by this reference).

10.2
Salary and bonus arrangements for the Company’s executive officers for fiscal 2005 (as described in Item 1.01 of the Company’s March 24, 2005 Current Report on
Form 8-K, incorporated herein by this reference)

10.3
Dollar Tree Stores, Inc. 2005 Employee Stock Purchase Plan (Appendix A to the Company’s 2005 Definitive Proxy Statement on Schedule 14-A, initially filed with the Commission on May 9, 2005, which is incorporated herein by this reference)

10.4
Approval of the acceleration of the vesting of all options issued, outstanding and unvested as of December 15, 2005 (as described in Item 1.01 of the Company’s December 15, 2005 Current Report on Form 8-K, incorporated herein by this reference)

Index to Consolidated Financial Statements

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