Form 10-Q
period 2006-04-29
DOLLAR TREE STORES INC
filed 2006-06-08
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2006

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
Large accelerated filer (X)	Accelerated filer ( )	Non accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )	No (X)

As of June 2, 2006, there were 104,555,952 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended
	April 29,	April 30,
(In millions, except per share data)	2006	2005

Net sales	$856.5	$749.1
Cost of sales	570.4	494.8
Gross profit	286.1	254.2

Selling, general and administrative
expenses	232.7	206.2

Operating income	53.4	48.1

Interest expense, net	0.8	1.3

Income before income taxes	52.6	46.8

Provision for income taxes	19.7	17.8

Net income	$32.9	$29.0

Net income per share:
Basic	$0.31	$0.26
Diluted	$0.31	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29,	January 28,	April 30,
(In millions)	2006	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$64.2	$65.8	$65.5
Short-term investments	223.2	274.0	104.7
Merchandise inventories	633.8	576.5	644.3
Other current assets	25.0	27.4	39.4
Total current assets	946.2	943.7	853.9

Property, leaseholds and equipment, net	702.9	681.8	686.3
Intangibles, net	144.8	129.3	131.3
Other assets, net	43.9	43.6	23.1

TOTAL ASSETS	$1,837.8	$1,798.4	$1,694.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$19.0	$19.0	$19.0
Accounts payable	187.3	135.6	137.8
Other current liabilities	103.7	99.2	102.4
Income taxes payable	34.5	41.7	31.4
Total current liabilities	344.5	295.5	290.6

Long-term debt, excluding current portion	250.0	250.0	250.0
Other liabilities	75.9	80.6	85.3

Total liabilities	670.4	626.1	625.9

Shareholders' equity	1,167.4	1,172.3	1,068.7

Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,837.8	$1,798.4	$1,694.6

Common shares outstanding	105.2	106.5	108.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	April 29,	April 30,
(In millions)	2006	2005
Cash flows from operating activities:
Net income	$32.9	$29.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	36.3	32.5
Other non-cash adjustments to net income	(5.5)	(4.9)
Other changes in working capital	13.8	(25.4)
Net cash provided by operating activities	77.5	31.2

Cash flows from investing activities:
Capital expenditures	(42.5)	(33.9)
Purchase of short-term investments	(178.6)	(106.1)
Proceeds from maturities of short-term investments	229.4	212.7
Purchase of Deal$ assets, net of cash aquired of $0.3	(50.8)	-
Purchase of restricted investments	-	(15.2)
Other	(0.1)	(2.9)
Net cash provided by (used in) investing activities	(42.6)	54.6

Cash flows from financing activities:
Principal payments under capital lease obligations	(0.1)	(1.7)
Payments for share repurchases	(47.8)	(128.3)
Proceeds from stock issued pursuant to stock-based
compensation plans	10.3	3.2
Other	1.1	-
Net cash used in financing activities	(36.5)	(126.8)

Net decrease in cash and cash equivalents	(1.6)	(41.0)
Cash and cash equivalents at beginning of period	65.8	106.5
Cash and cash equivalents at end of period	64.2	$65.5
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$3.3	$2.6
Income taxes	$33.4	$25.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended January 28, 2006 contained in the Company’s Annual Report on Form 10-K (Form 10-K) filed April 12, 2006.  The results of operations for the 13 weeks ended April 29, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2007.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of April 29, 2006 and April 30, 2005 and the results of its operations and cash flows for the periods presented. The January 28, 2006 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2005 amounts have been reclassified for comparability with the current period presentation.

2. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended
	April 29,	April 30,
(In millions, except per share data)	2006	2005
Basic net income per share:
Net income	$32.9	$29.0
Weighted average number of
shares outstanding	106.3	111.3
Basic net income per share	$0.31	$0.26

Diluted net income per share:
Net income	$32.9	$29.0
Weighted average number of
shares outstanding	106.3	111.3
Dilutive effect of stock options (as
determined by applying the treasury
stock method)	0.5	0.5
Weighted average number of shares and
dilutive potential shares outstanding	106.8	111.8
Diluted net income per share	$0.31	$0.26

Back to Index

For the 13 weeks ended April 29, 2006 and April 30, 2005, approximately 1.7 million and 1.5 million stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

3. STOCK-BASED COMPENSATION

Effective, January 29, 2006, the Company adopted Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment,” (SFAS 123R). This statement is a revision of SFAS 123 and supersedes Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 29, 2006, and to all awards granted to employees that were unvested as of January 29, 2006. In accordance with the modified prospective method of implementation, prior period financial statements have not been restated to reflect the impact of SFAS 123R. During the 13 weeks ended April 29, 2006, the Company recognized $0.3 million of stock-based compensation expense as a result of the adoption of SFAS 123R. Total stock-based compensation expense for the 13 weeks ended April 29, 2006 was $1.0 million. Through January 28, 2006, the Company applied the intrinsic value recognition and measurement principles of APB Opinion 25 and related Interpretations in accounting for its stock-based employee compensation plans. Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, the Company has classified the $1.1 million of excess tax benefits recognized in the 13 weeks ended April 29, 2006 as financing cash flows. Excess tax benefits recognized prior to the adoption of SFAS 123R are classified as operating cash flows.

If the accounting provisions of SFAS No. 123 had been applied in the first quarter of 2005, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

13 Weeks
Ended
April 30,
(In millions, except per share data)	2005

Net income, as reported	$29.0

Deduct: Total stock-based employee
compensation determined under fair
value-based method, net of
related tax effects	(2.3)
Pro forma net income	$26.7

Net income per share:
Basic, as reported	$0.26
Basic, pro forma	$0.24

Diluted, as reported	$0.26
Diluted, pro forma	$0.24

Back to Index

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options under all current stock option plans, including the 1995 Stock Incentive Plan, the 2003 Equity Incentive Plan and the 2004 Executive Officer Equity Plan, effective as of December 15, 2005. At the effective date, almost all of these options had exercise prices higher than the then current market price for the Company’s stock. The Company made the decision to accelerate vesting of these options to give employees increased performance incentives and to enhance current retention. This decision also eliminated non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of FAS 123R on January 29, 2006. Future compensation expense has been reduced by approximately $14.9 million, over a period of four years during which the options would have vested, as a result of the option acceleration program, including approximately $2.2 million that would have been recognized in the 13 weeks ended April 29, 2006.

The Company grants stock based compensation awards from the plans described below.

Under the Company’s 2003 Equity Incentive Plan (EIP), the Company may grant up to 6.0 million shares of its Common Stock, plus any shares available for future awards under the Company’s Stock Incentive Plan, to the Company’s employees, including executive officers and independent contractors. The EIP permits the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock. The exercise price of each stock option granted equals the market price of the Company’s stock at the date of grant. The options generally vest over a three-year period and have a maximum term of 10 years.

Any restricted stock or restricted stock units (RSUs) awarded are subject to certain general restrictions. The restricted stock shares may not be sold, transferred, pledged or disposed of until the restrictions on the shares have lapsed or have been removed under the provisions of the plan. In addition, if a holder of the restricted shares ceases to be employed by the Company, any shares in which the restrictions have not lapsed will be forfeited.

The 2004 Executive Officer Equity Plan (EOEP) is available only to the Chief Executive Officer and certain other executive officers. These officers no longer receive awards under the EIP. The EOEP allows the Company to grant the same type of equity awards as does the EIP. These awards generally vest over a three-year period, with a maximum term of 10 years.

The 2003 Director Deferred Compensation Plan (DDCP) permits any of the Company's directors who receive a retainer or other fees for Board or committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of the Company's common stock, or to receive all or a portion of such fees in non-statutory stock options. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the current market price of a share of the Company's common stock at the beginning of each calendar quarter. The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of the Company's common stock. The exercise price will equal the fair market value of the Company's common stock at the date the option was issued. The options are fully vested when issued and have a term of 10 years.

Back to Index

Stock Options

In the first quarter of 2006, the Company granted a total of 325,019 stock options from the EIP, EOEP and the DDCP. The Company granted an immaterial amount of options in the first quarter of 2005. The fair value of the 2006 options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years	6.0
Expected volatility	30.2%
Annual dividend yield	-
Risk free interest rate	4.8%

The fair value of these stock options granted of $3.2 million, net of expected forfeitures, will be recognized over the three-year vesting period of these options. The Company recognized $0.1 million of expense in the 13 weeks ended April 29, 2006 related to these option grants. The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.

The following tables summarize the Company's various option plans as of April 29, 2006 and information about fixed options outstanding at April 29, 2006.

	April 29, 2006
		Weighted
		Average
		Per Share
		Exercise
	Shares	Price

Outstanding, beginning of period	5,990,757	$24.71
Granted	325,019	27.68
Exercised	(456,703)	21.35
Forfeited	(38,981)	29.83
Outstanding, end of period	5,820,092	25.11

Options exercisable at end of period	5,487,592	24.96

Weighted average fair value of options
granted during the period		$10.93

Back to Index

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at April 29,	Remaining	Exercise	at April 29,	Exercise
Prices	2006	Contractual Life	Price	2006	Price

$0.86	7,478	N/A	0.86	7,478	0.86
$2.95 to $10.98	28,836	1.1	10.05	28,836	10.05
$10.99 to $21.28	1,423,644	6.0	19.25	1,423,644	19.25
$21.29 to $29.79	3,118,747	6.5	25.14	2,786,247	24.85
$29.80 to $42.56	1,241,387	5.7	32.24	1,241,387	32.24

$0.86 to $42.56	5,820,092			5,487,592

The intrinsic value of options exercised during the 13 weeks ended April 29, 2006 was approximately $2.8 million. The aggregate intrinsic value for options outstanding and options exercisable as of April 29, 2006 was approximately $5.6 million and $6.1 million, respectively.

Restricted Stock

The Company granted 287,247 RSUs, net of forfeitures in the 13 weeks ended April 29, 2006. In the 13 weeks ended April 30, 2005, the Company granted 7,000 RSUs and for all of 2005 granted 252,936 RSUs, net of forfeitures. These were granted from the EIP and the EOEP to the Company’s employees and officers. The fair value of all of these RSUs of $14.3 million is being expensed ratably over the three-year vesting periods. The fair value was determined using the Company’s closing stock price on the date of grant. The Company recognized $0.8 million of expense related to the RSUs for the 13 weeks ended April 29, 2006. As of April 29, 2006 there was $12.4 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted average period of 2.0 years.

In 2005, the Company granted 40,000 RSUs from the 2004 EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2005 and future service of these officers through various points through July 2007. The Company met these performance targets in fiscal 2005; therefore, the fair value of these RSUs of $1.0 million is being expensed over the service period. The fair value of these RSUs was determined using the Company’s closing stock price January 28, 2006 (the last day of fiscal 2005), when the performance targets were satisfied. The Company has recognized $0.1 million of expense related to these RSUs in the 13 weeks ended April 29, 2006. The remaining $0.2 million will be recognized over the vesting periods through 2007.

The following table summarizes the status of RSUs as of April 29, 2006, and changes during the 13 weeks then ended.

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value
Nonvested at January 28, 2006	295,507	$25.00
Granted	288,197	27.67
Vested	(22,000)	25.28
Forfeited	(3,871)	25.62
Nonvested at April 29, 2006	557,833	26.37

Back to Index

Employee Stock Purchase Plan

Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 1,040,780 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock up to an annual maximum of $25,000 of the Company’s common stock measured using the common stock price at the beginning of each quarter. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. The fair value of the employees' purchase rights granted in the first quarter of 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term	3 months
Expected volatility	14.3%
Annual dividend yield	-
Risk free interest rate	4.4%

The weighted average per share fair value of those purchase rights granted in the first quarter of 2006 was $4.20. The Company recognized $0.2 million of compensation expense in the 13 weeks ended April 29, 2006 for the purchase rights granted during the period.

4. DEAL$ ACQUISITION

On March 25, 2006, the Company completed its acquisition of 138 Deal$ stores for approximately $30.5 million of store-related and other assets and $22.8 million of store and distribution center inventory. These amounts are subject to post closing adjustments based on the reconciliation of physical inventory counts. The Company has paid approximately $50.8 million as of April 29, 2006, including $0.5 million of direct costs associated with the acquisition. The remaining amount to be paid in the second quarter of fiscal 2006, after all inventory amounts have been finalized, is expected to be approximately $3.2 million, including $0.2 million of additional direct costs associated with the acquisition. This amount has been accrued and is included in the accompanying April 29, 2006, Condensed Consolidated Balance Sheet. The results of Deal$ store operations are included in the Company’s financial statements since the acquisition date and did not have a significant impact on the Company’s operating results for the 13 weeks ended April 29, 2006. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired. These amounts are subject to change as the final purchase price is determined in the second quarter of fiscal 2006.

(in millions)
Inventory	$22.8
Property and equipment	15.0
Goodwill and other intangibles	16.2
$54.0

These stores are located primarily in the Midwest part of the United States and the Company has existing logistics capacity to service these stores. This acquisition also includes a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1. Substantially all Deal$ stores acquired will continue to operate under the Deal$ banner while providing the Company an opportunity to leverage its Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in its Dollar Tree stores.

Back to Index

5. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended
	April 29,	April 30,
(In millions)	2006	2005

Net income	$32.9	$29.0

Fair value adjustment-derivative
cash flow hedging instrument	-	0.2
Income tax expense	-	(0.1)
Fair value adjustment, net of tax	-	0.1

Reclassification for amounts included
in net income	-	-
Income tax benefit	-	-
Reclassification for amounts included
in net income, net of tax	-	-

Total comprehensive income	$32.9	$29.1

The transition adjustment resulting from the adoption of SFAS No. 133 was recorded in "accumulated other comprehensive income" and is being amortized to expense over the remaining life of the related interest rate swap.

Share Repurchase Program
In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s stock through March 2008. During the 13 weeks ended April 29, 2006, the Company repurchased approximately 1.9 million shares for approximately $50.2 million under the March 2005 authorization.

6. LITIGATION MATTERS

In 2003, the Company was served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods. He also alleged other wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal has been appealed. In May 2005, a new suit alleging similar claims was filed in California by another plaintiff.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the Oregon state court to certify the case as a class action.

In 2006, the Company was served with a lawsuit by former employees in Washington State who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the federal court to certify the case as a class action.

In 2006 the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that the Company did not pay her final wages in a timely manner, also an alleged violation of the labor code. The plaintiff requested the court to certify the case as a class action. The Company has removed the case from state to federal court.
Back to Index

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate." For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added in 2006;

•	the effect of a slight shift in merchandise mix to consumables and of the increase of freezers and coolers on gross profit margin and sales;

•	the impact that advertising and the acceptance of additional tender types will have on comparable store net sales;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including the possible effect of future changes in shipping rates and fuel costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the impact, capacity, performance and cost of our existing distribution centers;

•	our integration and future operations of the recently acquired Deal$ stores;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong;

•	costs of pending and possible future legal claims;

•	the adequacy of our internal controls over financial reporting;

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed April 12, 2006. Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	Our profitability is especially vulnerable to cost increases.

•	Our profitability is affected by the mix of products we sell.

Back to Index

•	We may be unable to expand our square footage as profitably as planned.

•	A downturn in economic conditions could adversely affect our sales.

•	Our sales and profits rely on imported merchandise, which may increase in cost or become unavailable.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Pressure from competitors may reduce our sales and profits.

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

At April 29, 2006 we operated 3,119 stores in 48 states, with 25.0 million selling square feet compared to 2,791 stores with 21.3 million selling square feet at April 30, 2005. During the 13 weeks ended April 29, 2006, we opened 74 stores, expanded 30 stores and closed 7 stores, compared to 65 stores opened, 30 stores expanded and 9 stores closed during the 13 weeks ended April 30, 2005. In addition, we acquired 138 Deal$ stores on March 25, 2006. As of the end of the first quarter, we are still on plan to meet our 12%-14% square footage growth target for fiscal 2006. In the 13 weeks ended April 29, 2006, we added approximately 2.0 million selling square feet, of which approximately 1.2 million was added as a result of the Deal$ acquisition and 0.1 million was added through expanding existing stores. The average size of stores opened during the 13 weeks ended April 29, 2006 was approximately 9,000 selling square feet (or about 11,000 gross square feet). For the remainder of 2006, we continue to plan to open stores that have approximately 9,200 selling square feet (or about 11,400 gross square feet). These stores generate higher sales and operating income per store than our smaller stores and we believe that they create an improved shopping environment that invites customers to shop longer and buy more.

For the 13 weeks ended April 29, 2006, we experienced an increase in comparable store net sales of 4.0%. The comparable store net sales increase was the result of increases of 3.4% in transaction size and 0.6% in the number of transactions, as compared to the first quarter of 2005. We believe comparable store net sales were positively affected by the shift in the Easter holiday from March 27th in 2005 to April 16 in 2006 and the milder weather in the current year. We also began putting initiatives in place in 2005, which we believe are helping to mitigate the effect that higher fuel costs are having on our sales, including targeted market advertising of featured product and expansion of forms of payment accepted by our stores. We believe these initiatives helped to increase comparable store net sales as well. We continued the roll-out of debit card acceptance to our stores in the first quarter of 2006 and at April 29, 2006, approximately 95% of our stores accepted debit cards. We believe this has helped increase the average size of transactions in our stores.

Back to Index

We continued to experience a slight shift in the mix of merchandise sold to more consumables in the first quarter of 2006, which have a lower margin. We believe that continued higher fuel costs, which leave our customers with less disposable income, contributed to the shift to more consumables. The shift in mix to more consumables is also the result of the roll-out of freezers and coolers to more stores in 2005 and 2006. At the end of the first quarter 2006, we had freezers and coolers in approximately 250 stores compared to approximately 60 at the end of the first quarter of 2005. We plan to add freezers and coolers to 250 additional stores during the remainder of 2006, which will continue to pressure margins, as a percentage of sales, for the remainder of the year. However, we believe that this will enable us to increase sales and earnings in the future by increasing the number of shopping trips made by our customers.

Our point-of-sale technology is now in almost all of our stores, and this technology provides us with valuable sales and inventory information to assist our buyers and to improve merchandise allocation to the stores. We believe that it has enabled us to better control our inventory, which has resulted in more efficient distribution and store operations. Using the data from this system to better plan our inventory purchases has helped us reduce inventory per store by approximately 12% at April 29, 2006 compared to April 30, 2005 and increase inventory turnover.

We estimate that sales for the second quarter of 2006 will be in the range of $855.0 million to $875.0 million and earnings per diluted share will be in the range of $0.24 to $0.27. For fiscal 2006, we estimate sales will be in the range of $3.855 billion to $3.940 billion and diluted earnings per share will be in the range of $1.70 to $1.82. Guidance for the second quarter of 2006 and full year fiscal 2006 is based on flat to low single digit comparable store net sales growth. The guidance for earnings per share for the second quarter of 2006 and full year fiscal 2006 reflects the share repurchases in the first quarter of 2006.

On March 25, 2006, we completed our acquisition of 138 Deal$ stores for approximately $30.5 million of store-related assets and $22.8 million of store and distribution center inventory. These amounts are subject to post closing adjustments based on the reconciliation of physical inventory counts. We have paid approximately $50.8 million as of April 29, 2006, including $0.5 million of direct costs associated with the acquisition. The remaining amount to be paid in the second quarter of fiscal 2006, after all inventory amounts have been finalized, is expected to be approximately $3.2 million, including $0.2 million of additional direct costs associated with the acquisition. This amount has been accrued and is included in the accompanying April 29, 2006, Condensed Consolidated Balance Sheet. The results of Deal$ store operations are included in our financial statements since the acquisition date and did not have a material impact to our results of operations for the 13 weeks ended April 29, 2006.

These stores are located primarily in the Midwest part of the United States and we have existing logistics capacity to service these stores. This acquisition also includes a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1. Substantially all Deal$ stores acquired will continue to operate under the Deal$ banner while providing us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.

Back to Index

Results of Operations

13 Weeks Ended April 29, 2006 Compared to the 13 Weeks Ended April 30, 2005

Net sales. Net sales increased 14.3%, or $107.4 million, resulting from sales in our new and expanded stores, including 138 Deal$ stores acquired in March 2006. Our sales were also impacted by a 4.0% increase in comparable store net sales in the current quarter. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 33.4% in the current quarter compared to 33.9% in the prior year quarter. The decrease was primarily due to the following:

•
Merchandise costs, including inbound freight, increased 80 basis points due primarily to a slight shift in mix to more consumables, which have a lower margin, and increased inbound domestic freight costs. Inbound domestic freight costs have increased primarily due to higher fuel costs.

•	A 10 basis point increase in shrink expense due to an increase in the accrual rate based on physical inventory results in the current year.
•	These cost increases were partially offset by a 30 basis point decrease in occupancy and distribution costs as a result of the leverage from the positive comparable store net sales in the quarter; and
•	A 20 basis point decrease in markdown expense as a result of lower seasonal markdowns in the current quarter compared to the first quarter of 2005.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current quarter decreased to 27.2%, as a percentage of net sales, compared to 27.5% for the same period last year. This decrease was primarily due to the leveraging associated with positive comparable store net sales in the period and the following:

•
A 10 basis point decrease in benefit expenses resulting from lower healthcare and workers compensation expense in the first quarter of 2006, partially offset by increased incentive compensation associated with the positive comparable store net sales and increased stock-based compensation expense.

•
A 20 basis point decrease in operating and corporate expenses due primarily to decreased advertising in the first quarter of 2006 as a result of more efficient and targeted spending in the current quarter.

•	Partially offsetting these decreases were increases in utility costs resulting from increased rates and consumption in the current year quarter.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 6.2% in the first quarter of 2006 compared to 6.4% in the same period of 2005.

Interest expense, net. Interest expense, net, decreased 10 basis points in the first quarter of 2006 compared to the same period last year due primarily to increased interest income due to higher rates and higher investment balances as compared to prior year, partially offset by increased interest rates on our revolving credit facility.

Income Taxes. Our effective tax rate was 37.4% in the first quarter of 2006 compared to 38.0% for the same period last year. The decreased tax rate for 2006 was primarily due to increased tax-exempt interest on certain of our investments in the current year quarter.

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

Back to Index

The following table compares cash flow information for the 13 weeks ended April 29, 2006 and April 30, 2005:

	13 Weeks Ended
	April 29,	April 30,
(in millions)	2006	2005
Net cash provided by (used in):

Operating activities	$77.5	$31.2

Investing activities	(42.6)	54.6

Financing activities	(36.5)	(126.8)

The $46.3 million increase in cash provided by operating activities was primarily due to better payment terms with our suppliers and a 12% decrease in inventory per store at April 29, 2006 compared to April 30, 2005.

The $97.2 million increase in cash used in investing activities was primarily the result of $50.8 million paid during the first quarter of 2006 for the purchase of 138 Deal$ store assets. Also, net proceeds from investing activities decreased $40.6 million resulting from liquidation of short-term investments used to fund higher levels of stock repurchases in the prior year. Prior year net proceeds from investing activities also includes the purchase of $15.2 million of investments that are in a restricted account to collateralize certain long-term insurance obligations. In addition, capital expenditures were slightly higher in the current year quarter due to our new stores and remodels.

The $90.3 million decrease in cash used in financing activities resulted primarily from decreased stock repurchases in the current quarter as compared to prior year first quarter and increased proceeds from stock option exercises in the first quarter of 2006.

At April 28, 2006, our long-term borrowings were $269.0 million and our capital lease commitments were $0.9 million. As of April 29, 2006, we had $200.0 million available under our revolving credit facility. We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $117.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of April 29, 2006.

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our stock through March 2008. During the 13 weeks ended April 29, 2006, we repurchased approximately 1.9 million shares for approximately $50.2 million. As of April 29, 2006, we have approximately $124.7 million remaining under the March 2005 authorization.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted this standard as required in the first quarter of 2006 (See Note 3 to the Condensed Consolidated Financial Statements)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations. We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes. Our $25.0 million interest rate swap that qualified for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, expired during the first quarter of fiscal 2006. Our remaining interest rate swap does not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because it contains provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.

Back to Index

Interest Rate Risk

The following table summarizes the financial terms and fair values of our interest rate swap agreement at April 29, 2006:

Hedging Instrument	Variable	Fixed	Rate	Expiration	Asset(Liability)
$19.0 million interest rate swap	LIBOR	4.88%	7.75%	4/1/2009	$0.1 million

Due to the many variables involved in determining the fair value, management is not able to predict the changes in fair value of our interest rate swap. The fair value is the estimated amount we would pay or receive to terminate the agreement as of the reporting date. The fair value is obtained from an outside financial institution.

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

There have been no material changes in our internal control over financial reporting during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2006, we were served with a lawsuit by former employees in Washington State who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs have requested the federal court to certify the case as a class action.

In 2006 we were served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that we did not pay her final wages in a timely manner, also an alleged violation of the labor code. The plaintiff requested the court to certify the case as a class action. We have removed the case from state to federal court.

Back to Index

From time to time we are defendants in ordinary, routine litigation and proceedings incidental to our business, including:

•	employment-related matters;

•	the infringement of the intellectual property rights of others;

•	product safety matters, including product recalls by the Consumer Products Safety Commission;

•	personal injury claims; and

•	real estate matters related to store leases.

We will vigorously defend ourselves in these lawsuits. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on April 12, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended April 29, 2006.

				Dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans or
	of shares	price paid	announced plans	programs
Period	purchased	per share	or programs	(in millions)
January 29, 2006 to February 25, 2006	20,000	$27.46	20,000	$174.4
February 26, 2006 to April 1, 2006	819,100	26.89	819,100	153.3
April 2, 2006 to April 29, 2006	1,035,800	26.64	1,035,800	124.7
Total	1,874,900	$26.76	1,874,900	$124.7

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Back to Index

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

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 8, 2006

DOLLAR TREE STORES, INC.

By: /s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer
(principal financial and accounting officer)

Back to Index