Form 10-Q
period 2006-10-28
DOLLAR TREE STORES INC
filed 2006-12-06
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2006

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

As of December 1, 2006, there were 102,604,338 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In millions, except per share data)	2006	2005	2006	2005

Net sales	$910.4	$796.8	$2,650.5	$2,314.9
Cost of sales	602.9	520.5	1,763.6	1,522.9
Gross profit	307.5	276.3	886.9	792.0

Selling, general and administrative
expenses	254.2	224.1	732.2	645.2

Operating income	53.3	52.2	154.7	146.8

Interest expense, net	2.7	2.2	5.2	6.3

Income before income taxes	50.6	50.0	149.5	140.5

Provision for income taxes	18.1	18.9	55.1	53.1

Net income	$32.5	$31.1	$94.4	$87.4

Net income per share:
Basic	$0.32	$0.29	$0.91	$0.80
Diluted	$0.32	$0.29	$0.90	$0.80

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28,	January 28,	October 29,
(In millions)	2006	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$58.1	$65.8	$95.2
Short-term investments	60.8	274.0	34.6
Merchandise inventories	793.8	576.5	750.4
Other current assets	24.6	27.4	36.2
Total current assets	937.3	943.7	916.4

Property, leaseholds and equipment, net	721.5	681.8	694.0
Intangibles, net	147.7	129.3	130.8
Other assets, net	44.5	43.6	28.0

TOTAL ASSETS	$1,851.0	$1,798.4	$1,769.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18.8	$19.0	$19.0
Accounts payable	230.0	135.6	211.4
Other current liabilities	112.7	99.2	107.6
Income taxes payable	11.3	41.7	16.0
Total current liabilities	372.8	295.5	354.0

Long-term debt, excluding current portion	250.0	250.0	250.0
Other liabilities	69.6	80.6	84.4

Total liabilities	692.4	626.1	688.4

Shareholders' equity	1,158.6	1,172.3	1,080.8

Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,851.0	$1,798.4	$1,769.2

Common shares outstanding	102.4	106.5	106.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	October 28,	October 29,
(In millions)	2006	2005
Cash flows from operating activities:
Net income	$94.4	$87.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	113.7	104.0
Other non-cash adjustments to net income	(12.4)	(15.1)
Changes in working capital	(105.0)	(52.3)
Net cash provided by operating activities	90.7	124.0

Cash flows from investing activities:
Capital expenditures	(139.9)	(114.2)
Purchase of short-term investments	(535.9)	(449.0)
Proceeds from maturities of short-term investments	749.1	625.7
Purchase of Deal$ assets, net of cash aquired of $0.3	(54.1)	-
Purchase of restricted investments	-	(15.2)
Acquisition of favorable lease rights	(4.7)	(4.0)
Net cash provided by investing activities	14.5	43.3

Cash flows from financing activities:
Principal payments under long-term debt
and capital lease obligations	(0.5)	(5.3)
Payments for share repurchases	(148.2)	(180.4)
Proceeds from stock issued pursuant to stock-based
compensation plans	32.2	7.1
Tax benefit of stock options exercised	3.6	-
Net cash used in financing activities	(112.9)	(178.6)

Net decrease in cash and cash equivalents	(7.7)	(11.3)
Cash and cash equivalents at beginning of period	65.8	106.5
Cash and cash equivalents at end of period	58.1	$95.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$9.9	$8.5
Income taxes	$103.4	$91.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended January 28, 2006 contained in the Company’s Annual Report on Form 10-K (Form 10-K) filed April 12, 2006.  The results of operations for the 13 and 39 weeks ended October 28, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2007.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 28, 2006 and October 29, 2005 and the results of its operations and cash flows for the periods presented. The January 28, 2006 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In millions, except per share data)	2006	2005	2006	2005
Basic net income per share:
Net income	$32.5	$31.1	$94.4	$87.4
Weighted average number of
shares outstanding	102.2	107.3	104.0	108.9
Basic net income per share	$0.32	$0.29	$0.91	$0.80

Diluted net income per share:
Net income	$32.5	$31.1	$94.4	$87.4
Weighted average number of
shares outstanding	102.2	107.3	104.0	108.9
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.6	0.3	0.5	0.5
Weighted average number of shares and
dilutive potential shares outstanding	102.8	107.6	104.5	109.4
Diluted net income per share	$0.32	$0.29	$0.90	$0.80

For the 13 weeks ended October 28, 2006 and October 29, 2005, approximately 1.2 million and 4.3 million stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive. For the 39 weeks ended October 28, 2006 and October 29, 2005, approximately 1.6 million and 3.3 million stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

3. STOCK-BASED COMPENSATION

Effective, January 29, 2006, the Company adopted Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment,” (SFAS 123R). This statement is a revision of SFAS 123 and supersedes Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 29, 2006, and to all awards granted to employees that were unvested as of January 29, 2006. In accordance with the modified prospective method of implementation, prior period financial statements have not been restated to reflect the impact of SFAS 123R. During the 13 and 39 weeks ended October 28, 2006, the Company recognized $0.5 million and $1.5 million, respectively, of stock-based compensation expense as a result of the adoption of SFAS 123R. Total stock-based compensation expense for the 13 and 39 weeks ended October 28, 2006 was $1.8 million and $5.3 million, respectively. Through January 28, 2006, the Company applied the intrinsic value recognition and measurement principles of APB Opinion 25 and related Interpretations in accounting for its stock-based employee compensation plans. Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the tax benefits of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. Thus, the Company has classified the $3.6 million of excess tax benefits recognized in the 39 weeks ended October 28, 2006 as financing cash flows. In the 39 weeks ended October 29, 2005, excess tax benefits of $0.7 million recognized prior to the adoption of SFAS 123R are classified as operating cash flows.

If the accounting provisions of SFAS 123R had been applied in the 13 and 39 weeks ended October 29, 2005, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	13 Weeks	39 Weeks
	Ended	Ended
	October 29,	October 29,
(In millions, except per share data)	2005	2005

Net income, as reported	$31.1	$87.4
Add: Total stock-based employee compensation expense
included in net income, net of related tax effects	0.5	0.9
Deduct: Total stock-based employee compensation determined
under fair value-based method, net of related tax effects	(2.4)	(7.0)
Pro forma net income	$29.2	$81.3

Net income per share:
Basic, as reported	$0.29	$0.80
Basic, pro forma	$0.27	$0.75

Diluted, as reported	$0.29	$0.80
Diluted, pro forma	$0.27	$0.74

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options under all current stock option plans, including the 1995 Stock Incentive Plan, the 2003 Equity Incentive Plan and the 2004 Executive Officer Equity Plan, effective as of December 15, 2005. At the effective date, almost all of these options had exercise prices higher than the then current market price for the Company’s stock. The Company made the decision to accelerate vesting of these options to give employees increased performance incentives and to enhance current retention. This decision also eliminated non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123R on January 29, 2006. Future compensation expense has been reduced by approximately $14.9 million, over a period of four years during which the options would have vested, as a result of the option acceleration program, including approximately $2.2 million and $6.5 million that would have been recognized in the 13 and 39 weeks ended October 28, 2006, respectively.

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

Stock Options

In the 39 weeks ended October 28, 2006, the Company granted a total of 339,900 stock options from the EIP, EOEP and the DDCP. The fair value of the 2006 options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years	6.0
Expected volatility	30.2%
Annual dividend yield	-
Risk free interest rate	4.8%

The fair value of these stock options granted of $3.4 million, net of expected forfeitures, is being recognized over the three-year vesting period of these options, or a shorter period based on the retirement eligibility of the grantee. During the 13 and 39 weeks ended October 28, 2006, the Company recognized $0.4 million and $1.0 million, respectively, of expense related to these option grants. The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.

The following tables summarize the Company's various option plans as of October 28, 2006 and information about fixed options outstanding at October 28, 2006.

	October 28, 2006
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)

Outstanding at January 29, 2006	5,990,757	$24.71
Granted	339,900	27.65
Exercised	(1,368,409)	21.84
Forfeited	(121,052)	29.22
Outstanding at October 28, 2006	4,841,196	25.62	5.8	$24.9

Options vested and expected
to vest at October 28, 2006	4,807,133	25.60	5.8	24.9

Options exercisable at end of period	4,498,696	25.47	5.5	23.8

Weighted average fair value of options
granted during the period		$10.93

	Options Outstanding			Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at October 28,	Remaining	Exercise	at October 28,	Exercise
Prices	2006	Contractual Life	Price	2006	Price

$0.86	7,264	N/A	0.86	7,264	0.86
$2.95 to $10.98	12,700	0.8	10.13	12,700	10.13
$10.99 to $21.28	1,017,314	5.5	19.23	1,017,314	19.23
$21.29 to $29.79	2,621,100	6.1	25.24	2,278,600	24.89
$29.80 to $42.56	1,182,818	5.2	32.27	1,182,818	32.27

$0.86 to $42.56	4,841,196			4,498,696

    The intrinsic value of options exercised during the 39 weeks ended October 28, 2006 was approximately $8.0 million.

Restricted Stock

The Company granted 281,047 RSUs, net of forfeitures in the 39 weeks ended October 28, 2006. In fiscal 2005, the Company granted 252,936 RSUs, net of forfeitures. These were granted from the EIP and the EOEP to the Company’s employees and officers. The fair value of all of these RSUs of $14.0 million is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee. The fair value was determined using the Company’s closing stock price on the date of grant. The Company recognized $1.2 million and $3.7 million, respectively, of expense related to the RSUs for the 13 and 39 weeks ended October 28, 2006. As of October 28, 2006 there was approximately $9.1 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted average period of 26 months. For the 13 and 39 weeks ended October 29, 2005, the Company recognized approximately $0.6 million and $0.9 million, respectively, of expense for the RSUs granted in 2005.

In 2005, the Company granted 40,000 RSUs from the 2004 EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2005 and future service of these officers through various points through July 2007. The Company met these performance targets in fiscal 2005; therefore, the fair value of these RSUs of $1.0 million is being expensed over the service period. The fair value of these RSUs was determined using the Company’s closing stock price January 28, 2006 (the last day of fiscal 2005), when the performance targets were satisfied. The Company has recognized $0.1 million and $0.2 million, respectively, of expense related to these RSUs in the 13 and 39 weeks ended October 28, 2006. The remaining $0.1 million will be recognized over the vesting periods through 2007. For the 13 and 39 weeks ended October 29, 2005, the Company recognized $0.2 million and $0.5 million, respectively, for these RSUs.

The following table summarizes the status of RSUs as of October 28, 2006, and changes during the 39 weeks then ended.

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Nonvested at January 28, 2006	295,507	$25.00
Granted	291,697	27.67
Vested	(101,482)	25.02
Forfeited	(17,578)	26.63
Nonvested at October 28, 2006	468,144	26.57

Employee Stock Purchase Plan

Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 1,040,780 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock up to an annual maximum of $25,000 of the Company’s common stock measured using the common stock price at the beginning of each quarter. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. The fair value of the employees' purchase rights granted in the 13 weeks ended April 29, 2006, July 29, 2006 and October 28, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks	13 weeks	13 weeks
	ended	ended	ended
	October 28, 2006	July 29, 2006	April 29, 2006
Expected term	3 months	3 months	3 months
Expected volatility	16.1%	12.9%	14.3%
Annual dividend yield	-	-	-
Risk free interest rate	5.2%	5.2%	4.4%

The weighted average per share fair value of those purchase rights granted in the 13 weeks ended October 28, 2006, July 30, 2006 and April 29, 2006 was $4.73, $4.59 and $4.20, respectively. The Company recognized $0.1 million and $0.4 million of compensation expense in the 13 and 39 weeks ended October 28, 2006, respectively, for the purchase rights granted during 2006.

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

The Company paid approximately $32.0 million for store-related and other assets and $22.1 million for store and distribution center inventory. This amount includes approximately $0.6 million of direct costs associated with the acquisition. The results of Deal$ store operations are included in the Company’s financial statements since the acquisition date and did not have a significant impact on the Company’s operating results through October 28, 2006. This acquisition is immaterial to the Company’s operations as a whole and therefore no proforma disclosure of financial information has been presented. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired.

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

5. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In millions)	2006	2005	2006	2005

Net income	$32.5	$31.1	$94.4	$87.4

Fair value adjustment-derivative
cash flow hedging instrument	-	0.1	-	0.5
Income tax expense	-	-	-	(0.2)
Fair value adjustment, net of tax	-	0.1	-	0.3

Reclassification for amounts included
in net income	-	-	-	-
Income tax benefit	-	-	-	-
Reclassification for amounts included
in net income, net of tax	-	-	-	-

Total comprehensive income	$32.5	$31.2	$94.4	$87.7

The transition adjustment resulting from the adoption of SFAS No. 133 was recorded in "accumulated other comprehensive income" and is being amortized to expense over the remaining life of the related interest rate swap.

Share Repurchase Program
In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s stock through March 2008. During the 13 and 39 weeks ended October 28, 2006, the Company repurchased approximately 0.3 million shares and 5.7 million shares for approximately $9.3 million and $148.2 million, respectively under the March 2005 authorization. As of October 28, 2006, approximately $26.7 million remains under this authorization.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s stock.  This authorization is in addition to the March 2005 authorization.

6. LITIGATION MATTERS

In 2003, the Company was served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods along with other alleged wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal has been appealed. A California appeals court granted the appeal and now the Company is seeking a rehearing from that Court; should that fail, the Company will appeal to the California Supreme Court.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plantiffs requested the court to certify classes for their various claims and the presiding judge recently did so with respect to two classes, one alleging that Dollar Tree's Oregon employees, in violation of that state's labor laws, were not paid for rest breaks and the other that upon termination of employment, employees were not tendered their final pay in a timely manner.  Other claims of the plaintiffs were dismissed by an earlier Order of the Court and are being appealed by the plaintiffs.

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

In 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager. She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore should have received overtime compensation and other benefits. She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated. The Company is preparing to file a motion requesting that the case be transferred from Alabama to Virginia.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate." For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added for the remainder of 2006 and 2007 and their performance compared with other store sizes;

•	the effect of a slight shift in merchandise mix to consumables and of the roll-out of freezers and coolers on gross profit margin and sales;

•
the possible effect of inflation and other economic changes on our future costs and profitability, including the possible effect of future changes in shipping rates, fuel costs and federal and state minimum wage laws;

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

Overview

Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated.

At October 28, 2006 we operated 3,192 stores in 48 states, with 25.9 million selling square feet compared to 2,899 stores with 22.7 million selling square feet at October 29, 2005. During the 39 weeks ended October 28, 2006, we opened 171 stores, expanded 76 stores and closed 31 stores, compared to 203 stores opened, 78 stores expanded and 39 stores closed during the 39 weeks ended October 29, 2005. In addition, we acquired 138 Deal$ stores on March 25, 2006. As of the end of the third quarter, we are behind our internal plans for new store openings for the year, however we expect to make up this deficit in the fourth quarter and are still expecting to achieve our 12%-14% square footage growth target for fiscal 2006. In the 13 and 39 weeks ended October 28, 2006, we added approximately 0.5 million and 2.9 million selling square feet, respectively, of which approximately 0.1 million and 0.4 million, respectively, was added through expanding existing stores. Included in the 2.9 million selling square feet added in the 39 weeks ended October 28, 2006 is 1.2 million resulting from the acquisition of the Deal$ stores. The average size of stores opened during the 13 and 39 weeks ended October 28, 2006 was approximately 9,000 selling square feet (or about 11,000 gross square feet). For the remainder of 2006 and 2007, we continue to plan to open stores around 9,300 selling square feet (or about 11,400 gross square feet). We believe that the 11,000-12,500 square foot size store is our optimal size operationally and that this size also gives the customer an improved shopping environment that invites them to shop longer and buy more.

For the 13 and 39 weeks ended October 28, 2006, we experienced an increase in comparable store net sales of 4.0% and 4.2%, respectively. For the 13 weeks ended October 28, 2006, the comparable store net sales increase was the result of increases of 2.3% in the number of transactions and 1.7% in transaction size, compared to the 13 weeks ended October 29, 2005. The number of transactions and transaction size increased 1.2% and 2.9%, respectively, in the 39 weeks ended October 28, 2006 as compared to the same period last year. We believe comparable store net sales were positively affected by the initiatives we began putting in place in 2005, which we believe are also helping to mitigate the effect that higher fuel costs have had on our customers in 2006 and 2005. These initiatives include expansion of forms of payment accepted by our stores and the roll-out of freezers and coolers to more of our stores. During the second quarter of 2006 we completed the roll-out of debit card acceptance to virtually all of our stores, and we believe this has helped increase the average size of transactions in our stores.

In 2006, we continued to experience a slight shift in the mix of merchandise sold to more consumables which we believe increases the traffic and the efficiency in our stores but have a lower margin. The planned shift in mix to more consumables is the result of the roll-out of freezers and coolers to more stores in 2005 and 2006. At October 28, 2006 we had freezers and coolers in approximately 530 stores compared to approximately 225 at October 29, 2005. We plan to add freezers and coolers to 100 additional stores during the fourth quarter of 2006, which will continue to pressure margins, as a percentage of sales, for the remainder of the year. However, we believe that this will enable us to increase sales and earnings in the future by increasing the number of shopping trips made by our customers.

Our point-of-sale technology is now in all of our stores, and this technology provides us with valuable sales and inventory information to assist our buyers and improve merchandise allocation to the stores. We believe that it has enabled us to better control our inventory, resulting in more efficient distribution and store operations and increased inventory turnover. Using the data captured at the point of sale has enabled us to better plan our inventory purchases and helped us reduce our inventory investment per store by approximately 4% at October 28, 2006 compared to October 29, 2005.

We estimate that sales for the fourth quarter of 2006 will be in the range of $1.28 billion to $1.31 billion and earnings per diluted share will be in the range of $0.87 to $0.93. For fiscal 2006, we estimate sales will be in the range of $3.93 billion to $3.96 billion and diluted earnings per share will be in the range of $1.77 to $1.83. Guidance for the fourth quarter of 2006 and full year fiscal 2006 is based on low single digit comparable store net sales growth. The guidance for earnings per share for the fourth quarter of 2006 and full year fiscal 2006 reflects the impact of our share repurchase program through October 28, 2006.

On March 25, 2006, we completed our acquisition of 138 Deal$ stores. These stores are located primarily in the Midwest part of the United States and we have existing logistics capacity to service these stores. This acquisition also includes a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1. Substantially all Deal$ stores acquired will continue to operate under the Deal$ banner while providing us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  At October 28, 2006, 122 of these stores were selling items priced at over $1.00.

We paid approximately $32.0 million for store-related and other assets and $22.1 million for store and distribution center inventory. This amount includes approximately $0.6 million of direct costs associated with the acquisition. The results of Deal$ store operations are included in our financial statements since the acquisition date and did not have a significant impact on our operating results through October 28, 2006. This acquisition is immaterial to our operations as a whole and therefore no proforma disclosure of financial information has been presented.

Results of Operations

13 Weeks Ended October 28, 2006 Compared to the 13 Weeks Ended October 29, 2005

Net sales. Net sales increased 14.3%, or $113.6 million, over last year’s third quarter resulting from sales in our new and expanded stores, including 138 Deal$ stores acquired in March 2006. Our sales increase was also impacted by a 4.0% increase in comparable store net sales in the current quarter. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 33.8% in the current quarter compared to 34.7% in the prior year quarter. The decrease was primarily due to the following:

•
A 45 basis point increase in shrink expense due to an increase in the shrink rate to 2.05% at retail compared to 1.9% in the prior year. The shrink rate was increased in the current quarter due to the physical inventories completed in the third quarter having higher shrink rates than those completed earlier in the year.

•	A 45 basis point increase in occupancy costs due to a higher occupancy rate for the Deal$ stores and higher rents, CAM and real estate taxes in the current quarter.
•
Merchandise costs, including inbound freight, increased 20 basis points due primarily to a slight shift in mix to more consumables, which have a lower margin, higher cost merchandise at our Deal$ stores and increased inbound domestic freight costs.

•	A small offset to the aforementioned rate increase was a 10 basis point improvement in markdowns, as the prior year third quarter included $1.6 million of markdowns as a result of hurricanes.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the current quarter decreased to 27.9%, as a percentage of net sales, compared to 28.1% for the same period last year. This decrease was primarily due to the leveraging associated with positive comparable store net sales in the period and the following:

•
A 50 basis point decrease in operating and corporate expenses due primarily to payments received of approximately $4.1 million in the quarter for vacating two stores prior to the end of our leases. The prior year included $1.4 million of income resulting from insurance proceeds received as a result of a fire at one of our stores.

•
The aforementioned rate improvement was partially offset by a 20 basis point increase in payroll and benefit costs due to increased incentive compensation costs resulting from better overall company performance in the current period as compared to the prior year period, and increased stock-based compensation expense in the current year.

•	The selling, general and administrative component of store occupancy costs also increased 20 basis points due to higher utility costs and higher personal property tax rates in the current year.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 5.9% in the third quarter of 2006 compared to 6.5% in the same period of 2005.

Income Taxes. Our effective tax rate was 35.8% in the third quarter of 2006 compared to 37.8% for the same period last year. The decreased tax rate for 2006 was the result of benefits recorded for the resolution of various state income tax issues related to prior years.

39 Weeks Ended October 28, 2006 Compared to the 39 Weeks Ended October 29, 2005

Net sales. Net sales increased 14.5%, or $335.6 million, for the first three quarters of fiscal 2006 resulting from sales in our new and expanded stores, including 138 Deal$ stores acquired in March 2006. Our sales were also impacted by a 4.2% increase in comparable store net sales in the current year. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 33.5% in the current period compared to 34.2% in the prior year period. The decrease was primarily due to the following:

•
Merchandise costs, including inbound freight, increased 50 basis points due primarily to a slight shift in mix to more consumables, which have a lower margin, and increased inbound domestic freight costs. Inbound domestic freight costs have increased primarily due to higher fuel costs.

•	A 25 basis point increase in occupancy costs due to a higher occupancy rate for the Deal$ stores and higher rents, CAM and real estate taxes in the current year.
•	A 20 basis point increase in shrink expense due to an increase in the shrink rate to 2.05% at retail compared to 1.9% in the prior year.
•	Partially offsetting these rate increases was a 15 basis point improvement in markdowns, as the prior year included hurricane related markdowns.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the 39 weeks ended October 28, 2006 decreased to 27.6%, as a percentage of net sales, compared to 27.9% for the same period last year. This decrease was primarily due to the leverage associated with positive comparative store net sales and the following:
•
A 40 basis point decrease in operating and corporate expenses due primarily to payments received of approximately $4.1 million in the current year for vacating two stores prior to the end of our leases and decreased advertising in the current year as a result of more efficient and targeted spending. The prior year included $1.4 million of income resulting from insurance proceeds received as a result of a fire at one of our stores.

•
The aforementioned rate improvement was partially offset by a 20 basis point increase in payroll and benefit costs due to increased incentive compensation costs resulting from better overall company performance in the current year as compared to the prior year, and increased stock-based compensation expense in the current year.

Operating Income. Due to the reasons discussed above, operating income decreased as a percentage of net sales to 5.8% in the 39 weeks ended October 28, 2006 compared to 6.3% in the 39 weeks ended October 29, 2005.

Interest expense, net. Interest expense, net, has decreased in the 39 weeks ended October 28, 2006 compared to the same period last year due primarily to increased interest income arising from higher rates of return on higher investment balances.

Income Taxes. Our effective tax rate was 36.9% for the 39 weeks ended October 28, 2006 compared to 37.8% for the same period last year. The decreased tax rate for 2006 was the result of benefits recorded for the resolution of various state income tax issues related to prior years.

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

The following table compares cash flow information for the 39 weeks ended October 28, 2006 and October 29, 2005:

	39 Weeks ended
	October 28,	October 29,
(In millions)	2006	2005
Net cash provided by (used in):

Operating activities	$90.7	$124.0

Investing activities	14.5	43.3

Financing activities	(112.9)	(178.6)

The $33.3 million decrease in cash provided by operating activities was primarily due to increased working capital requirements due to increased investment for Deal$ and new Dollar Tree Stores including frozen and refrigerated product, partially offset by increased earnings before depreciation and amortization in the current year and better payment terms with our suppliers.

In the current year, cash provided by investing activities decreased $28.8 million as compared to the prior year. This decrease is due to the payment of $54.1 million for the Deal$ assets in the current year and an increase of $25.7 million in capital expenditures due primarily to new store growth and the installation of freezers and coolers at certain stores. These uses of cash were partially offset by a $36.5 million increase in net proceeds from investing activities used to help fund stock repurchases and the Deal$ acquisition. Included in the prior year net proceeds from investing activities is the purchase of $15.2 million of investments that are in a restricted account to collateralize certain long-term insurance obligations.

The $65.7 million decline in cash used in financing activities resulted primarily from lower stock repurchases in the current year and increased proceeds from stock option exercises as compared to the prior year.

At October 28, 2006, our long-term borrowings were $268.8 million and our capital lease commitments were $0.8 million. As of October 28, 2006, we had $200.0 million available under our revolving credit facility. We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $85.2 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 28, 2006.

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our stock through March 2008. During the 13 and 39 weeks ended October 28, 2006, we repurchased approximately 0.3 million shares and 5.7 million shares for approximately $9.3 million and $148.2 million, respectively under the March 2005 authorization. As of October 28, 2006, we have approximately $26.7 million remaining under this authorization.

In November 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our stock.  This authorization is in addition to the March 2005 authorization.

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

Interest Rate Risk

The following table summarizes the financial terms and fair values of our interest rate swap agreement at October 28, 2006:

	Receive	Pay	Knockout		Fair Value
Hedging Instrument	Variable	Fixed	Rate	Expiration	Asset
$18.8 million interest rate swap	LIBOR	4.88%	7.75%	4/1/2009	0.0 million

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

There have been no material changes in our internal control over financial reporting during the quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In 2003, we were served with a lawsuit in California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal has been appealed. A California appeals court granted the appeal and now we are seeking a rehearing from that Court; should that fail, we will appeal to the California Supreme Court.

In 2005, we were served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs requested the court to certify classes for their various claims and the presiding judge recently did so with respect to two classes, one alleging that our Oregon employees, in violation of that state's labor laws, were not paid for rest breaks and the other that upon termination of employment, employees were not tendered their final pay in a timely manner.  Other claims of the plaintiffs were dismissed by an earlier Order of the Court and are being appealed by the plaintiffs.

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

In 2006, we were served with a lawsuit filed in federal court in the state of Alabama by a former store manager. She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits. She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated. We are preparing to file a motion requesting that the case be transferred from Alabama to Virginia.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended October 28, 2006.

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans or
	of shares	price paid	announced plans	programs
Period	purchased	per share	or programs	(in millions)
July 30, 2006 to August 26, 2006	247,696	$27.52	247,696	$29.2
August 27, 2006 to September 30, 2006	86,100	28.71	86,100	26.7
October 1, 2006 to October 28, 2006	-	-	-	26.7
Total	333,796	$27.82	333,796	$26.7

In November 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our stock.  This authorization is in addition to the $26.7 million remaining on the March 2005 authorization in the table above.

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

DOLLAR TREE STORES, INC.

Date: December 6, 2006	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer (principal financial and accounting officer)