Form 10-K
period 2007-02-03
DOLLAR TREE STORES INC
filed 2007-04-04
CIK 935703

Go Directly to Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2007

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 28, 2006, was $2,536,628,738 based on a $26.18 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

On March 30, 2007, there were 98,251,291 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 21, 2007, which will be filed with the Securities and Exchange Commission not later than June 1, 2007.

DOLLAR TREE STORES, INC.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate." For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;
•	the average size of our stores to be added in 2007 and beyond;
•	the effect of a slight shift in merchandise mix to consumables and the increase of freezers and coolers on gross profit margin and sales;
•	the effect that expanding tender types accepted by our stores will have on sales;
•	the net sales per square foot, net sales and operating income attributable to smaller and larger stores and store-level cash payback metrics;
•
the possible effect of inflation and other economic changes on our costs and profitability, including the possible effect of future changes in minimum wage rates, shipping rates, domestic and foreign freight costs, fuel costs and wage and benefit costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;
•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;
•	the capabilities of our inventory supply chain technology and other new systems;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;
•	the capacity, performance and cost of our distribution centers, including opening and expansion schedules;
•	our expectations regarding competition and growth in our retail sector;
•	costs of pending and possible future legal claims;
•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, and income taxes;
•	the possible effect on our financial results of changes in generally accepted accounting principles relating to accounting for income tax uncertainties.

You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in “Item 1A. Risk Factors” beginning on page 10, as well as "Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material , nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report. We generally do not issue financial forecasts or projections and we do not, by policy, confirm those issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree Stores, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2007” or “fiscal 2007”, “2006” or “fiscal 2006,” “2005” or “fiscal 2005,” and "2004" or "fiscal 2004," relate to as of or for the years ended February 2, 2008, February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I

Item 1. BUSINESS

Overview
Since our founding in 1986, we have become the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors. At February 3, 2007, we operated 3,219 discount variety retail stores. Approximately 3,100 of these stores sell substantially all items for $1.00 or less. The remaining stores, operating as Deal$, which were acquired in March 2006, sell many items for $1.00 or less but also sell items at prices greater than $1.00. Our stores operate under the names of Dollar Tree, Deal$, Dollar Bills and Dollar Express.

In the past five years, we have modified our average store size to reflect what we believe is our optimal store size of between 10,000 and 12,500 square feet. At February 3, 2007, approximately 17% of our stores are less than 6,000 square feet, which is down from approximately 47% of our stores at December 31, 2002. These smaller stores are comprised of mall and older strip shopping center locations and are candidates for relocation as their leases expire. Our current store size reflects our expanded merchandise offerings and improved service to our customers. As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 700 stores during the past two years to increase traffic and transaction size. At December 31, 2002, we operated 2,263 stores in 40 states. At February 3, 2007, we operated 3,219 stores in 48 states. Our selling square footage increased from approximately 13.0 million square feet in December 2002 to 26.3 million square feet in February 2007. Our store growth since 2002 has resulted from opening new stores and completing mergers and acquisitions. We centrally manage our store and distribution operations from our corporate headquarters in Chesapeake, Virginia.

Business Strategy
Value Merchandise Offering. We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere. We buy approximately 60% to 65% of our merchandise domestically and import the remaining 35% to 40%. Our domestic purchases include closeouts. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectation. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers' needs.

Mix of Basic Variety and Seasonal Merchandise. We maintain a balanced selection of products within traditional variety store categories. We offer a wide selection of everyday basic products and we supplement these basic, everyday items with seasonal and closeout merchandise. We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination and increased slightly the mix of consumable merchandise in order to increase the traffic in our stores. Closeout merchandise is purchased opportunistically and represents less than 10% of our purchases. National, regional and private-label brands have become a bigger part of our merchandise mix.

Our merchandise mix consists of:

•
consumable merchandise, which includes candy and food, basic health and beauty care, and household consumables such as paper, plastics and household chemicals and in select stores, frozen and refrigerated food;

•	variety merchandise, which includes toys, durable housewares, gifts, fashion health and beauty care, party goods, greeting cards, apparel, and other items; and

•	seasonal goods, which include Easter, Halloween and Christmas merchandise, along with summer toys and lawn and garden merchandise.

We have added freezers and coolers to certain stores which have increased the consumable merchandise carried by our stores. We believe this initiative helps us drive additional transactions and allows us to appeal to a broader demographic mix, and these stores will carry more consumable merchandise than stores without freezers. We have added freezers and coolers to approximately 400 more stores in 2006. Therefore, as of February 3, 2007, we have freezers and coolers in approximately 700 of our stores. We plan to add them to approximately 250 more stores in 2007. As a result of the installation of freezers and coolers in select stores, consumable merchandise has grown as a percentage of purchases and sales and we expect this trend to continue. The following table shows the percentage of purchases of each major product group for the years ended February 3, 2007 and January 28, 2006:

	February 3,	January 28,
Merchandise Type	2007	2006

Variety categories	48.9%	47.2%
Consumable	45.3%	44.9%
Seasonal	5.8%	7.9%

Customer Payment Methods. All of our stores accept cash and checks and approximately 700 stores accept Visa and MasterCard credit cards. Prior to May 2005, approximately 900 of our stores accepted debit cards. By the end of 2005, approximately 2,300 of our stores accepted debit cards and as of the end of 2006, all of our stores accept debit cards. Along with the shift to more consumables, the rollout of freezers and coolers and the acceptance of pin-based debit transactions, we increased the number of stores accepting Electronic Benefits Transfer cards and food stamps at qualified stores in the current year. We believe that expanding our tender types has helped increase both the traffic and the average size of transactions at our stores in the current year.

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

Our automatic replenishment system automatically reorders key items, based on actual store level sales and inventory. In 2005 and 2006, we rolled out this system to additional stores and merchandise categories. At the end of 2006, we had over 800 basic, everyday items on automatic replenishment. As we continue to utilize this system, our store management has more time to focus on customer focused activities.

Point-of-sale data allows us to track sales by merchandise category at the store level and assists us in planning for future purchases of inventory. We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns. Using this point-of-sale data for planning purchases of inventory has helped us reduce our inventory per store approximately 12% in 2005 as compared to 2004 and an additional 5% in 2006 compared to 2005. Our inventory turns also increased 70 basis points in the current year.

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

Our disclosure committee meets at least quarterly and monitors our internal controls over financial reporting and ensures that our public filings contain discussions about the risks our business faces. We believe that we have the controls in place to be able to certify our financial statements. Additionally, we have complied with the updated listing requirements for the Nasdaq Stock Market.

Growth Strategy
Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions. From 2002 to 2006, net sales increased at a compound annual growth rate of 14.3%. We expect that the substantial majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.

The following table shows the total selling square footage of our stores and the selling square footage per new store opened over the last five years. Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity. The selling square footage statistics for 2002 through 2006 are estimates based on the relationship of selling to gross square footage.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2002	2,263	5,763	7,783
2003	2,513	6,716	9,948
2004	2,735	7,475	10,947
2005	2,914	7,900	9,756
2006	3,219	8,160	8,780

We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2007 and beyond, we plan to predominantly open stores that are approximately 9,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand. At February 3, 2007, 1,094 of our stores, totaling 50.5% of our selling square footage, were 9,000 selling square feet or larger.

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

Since 1995, we have added a total of 609 stores through four mergers and several small acquisitions. Our acquisition strategy has been to target companies with a similar single price point concept that have shown success in operations or provide a strategic advantage. We evaluate potential acquisition opportunities in our retail sector as they become available.

On March 25, 2006, we completed our acquisition of 138 Deal$ stores and paid $32.0 million for store-related and other assets and $22.1 million for inventory. These stores are located primarily in the Midwest part of the United States and we have existing logistics capacity to service these stores. This acquisition also included a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1. Substantially all Deal$ stores acquired continue to operate under the Deal$ banner while providing us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.

In 2006, we also acquired the rights to 21 store leases through bankruptcy proceedings of certain discount retailers. We will take advantage of these opportunities as they arise in the future.

Merchandising and Distribution. Expanding our customer base is important to our growth plans. We plan to continue to stock our new stores with the ever-changing merchandise that our current customers have come to appreciate. In addition, we are opening larger stores that contain more basic consumable merchandise to attract new customers. Consumable merchandise typically leads to more frequent return trips to our stores resulting in increased sales. The presentation and display of merchandise in our stores are critical to communicating value to our customers and creating a more exciting shopping experience. We believe our approach to visual merchandising results in higher store traffic, higher sales volume and an environment that encourages impulse purchases.

A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. We expect to continue to add distribution capacity to support our store opening plans, with the aim of remaining approximately one year ahead of our distribution needs. In 2007, we are planning to add capacity to our Briar Creek distribution center which services the northeast part of the country. We believe these distribution centers, including the planned expansion of the Briar Creek distribution center, in total are capable of supporting approximately $5.0 billion in annual sales. Based on current plans, we will not need to add any additional distribution capacity until at least 2008. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

Our stores receive approximately 95% of their inventory from our distribution centers via contract carriers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. For more information on our distribution center network, see “Properties.”

Competition
The retail industry is highly competitive and we expect competition to increase in the future. Our value discount retail competitors include Family Dollar, Dollar General and 99 Cents Only. Family Dollar and Dollar General sell items for more than $1 while 99 Cents only sells items at the $0.99 price point or below. The principal methods of competition include closeout merchandise, convenience and the quality of merchandise offered to the customer. Though we are predominantly a fixed-price point retailer, we also compete with mass merchandisers, such as Wal-Mart and Target, and regional discount retailers. In addition, several mass merchandisers and grocery store chains carry "dollar store" or “dollar zone” concepts in their stores, which increases competition. Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail sector.

Trademarks
We are the owners of federal service mark registrations for "Dollar Tree," the "Dollar Tree" logo, "1 Dollar Tree" together with the related design, and "One Price...One Dollar." We also own a concurrent use registration for "Dollar Bill$" and the related logo. During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything," and "Everything's $1.00," the registration of which is pending. With the acquisition of Dollar Express, we became the owner of the service marks "Dollar Express" and "Dollar Expres$." We became the owners of the "Greenbacks All A Dollar" and "All A Dollar" service marks, with the acquisition of Greenbacks. We also became the owners of “Deal$” and “Deal$ Nothing Over A Dollar” trademarks, with the acquisition of Deal$. We have applied for federal trademark registrations for various private labels that we use to market some of our product lines.

Employees
We employed approximately 12,700 full-time and 29,500 part-time associates on February 3, 2007. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements. None of our employees are subject to collective bargaining agreements.

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

Future increase in costs such as the cost of merchandise, wage levels, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability. As a fixed price retailer, we cannot raise the sales price of our merchandise to offset cost increases. Unlike multi-price retailers, we are primarily dependent on our ability to operate more efficiently or increase our comparable store net sales in order to offset inflation. We expect comparable store net sales will increase approximately 1% to 3% in 2007. We can give you no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.

Our profitability is affected by the mix of products we sell.

Our gross profit could decrease if we increase the proportion of higher cost goods we sell in the future. In recent years, the percentage of our sales from higher cost consumable products has increased and is likely to increase in the first half of 2007. Our gross profit will decrease, primarily in the first two quarters in 2007, unless we are able to increase the amount of our net sales sufficiently to offset any decrease in our product margin percentage. We can give you no assurance that we will be able to do so.

We may be unable to expand our square footage as profitably as planned.

We plan to expand our selling square footage by approximately 10% in 2007 to increase our sales and profits. Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms. We must also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores. We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

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

Merchandise imported directly from overseas accounts for approximately 35% to 40% of our total purchases at retail. In addition, we believe that a small portion of our goods purchased from domestic vendors is imported. China is the source of a substantial majority of our imports. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods include:

▪	disruptions in the flow of imported goods because of factors such as:
o	raw material shortages, work stoppages, strikes and political unrest;
o	problems with oceanic shipping, including shipping container shortages; and
o	economic crises and international disputes.

▪	increases in the cost of purchasing or shipping foreign merchandise, resulting from:
o	increases in shipping rates imposed by the trans-Pacific ocean carriers;
o	changes in currency exchange rates and local economic conditions, including inflation in the country of origin;
o	failure of the United States to maintain normal trade relations with China; and
o	import duties, import quotas and other trade sanctions.

We could encounter disruptions or additional costs in receiving and distributing merchandise.

Our success depends on our ability to transport merchandise from our suppliers to our distribution centers and then ship it to our stores in a timely and cost-effective manner. We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems. Some of the factors that could have an adverse effect on our shipping and receiving systems or costs are:

▪
Shipping. Our oceanic shipping schedules may be disrupted or delayed from time to time. We also have experienced shipping rate increases over the last several years imposed by the trans-Pacific ocean carriers.

▪	Diesel fuel costs. We have experienced increases in diesel fuel costs over the past few years.
▪
Vulnerability to natural or man-made disasters. A fire, explosion or natural disaster at any of our distribution facilities could result in a loss of merchandise and impair our ability to adequately stock our stores. Some of our facilities are especially vulnerable to earthquakes, hurricanes or tornadoes.

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

Our highest sales periods are the Christmas and Easter seasons. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to supplement our stores. An economic downturn during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a downturn occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. Sales during the Easter selling season are materially affected by the timing of the Easter holiday. Easter in fiscal 2006 was on April 16th, while in fiscal 2007, it will be one week earlier on April 8th.

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

For a discussion of current legal matters, please see Item 3. Legal Proceedings of this Form 10-K. Resolution of certain matters described in that item, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.

Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt that may be in a shareholder's best interest.

Our articles of incorporation and bylaws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his best interest. These provisions, among other things:

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

Stores
As of February 3, 2007, we operated 3,219 stores in 48 states as detailed below:

Alabama	81	Maine	16	Ohio	148
Arizona	50	Maryland	74	Oklahoma	50
Arkansas	48	Massachusetts	41	Oregon	65
California	222	Michigan	118	Pennsylvania	178
Colorado	37	Minnesota	39	Rhode Island	11
Connecticut	25	Mississippi	49	South Carolina	68
Delaware	16	Missouri	80	South Dakota	4
Florida	200	Montana	8	Tennessee	83
Georgia	129	Nebraska	11	Texas	200
Idaho	20	Nevada	24	Utah	31
Illinois	134	New Hampshire	13	Vermont	6
Indiana	94	New Jersey	69	Virginia	125
Iowa	27	New Mexico	22	Washington	58
Kansas	31	New York	148	West Virginia	32
Kentucky	68	North Carolina	145	Wisconsin	59
Louisiana	55	North Dakota	3	Wyoming	4

We currently lease our stores and expect to continue to lease new stores as we expand. Our leases typically provide for a short initial lease term, generally five years, with options to extend, however in some cases we have initial lease terms of seven to ten years. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.

Distribution Centers
The following table includes information about the distribution centers that we currently operate. We plan to expand the Briar Creek distribution center in 2007. This expansion will increase the square footage of the Briar Creek distribution center to 1.0 million square feet. We believe our distribution center network, including this planned expansion, is capable of supporting approximately $5.0 billion in annual sales.

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

In addition to our distribution centers noted above, during the past several years, we have used off-site facilities to accommodate limited quantities of seasonal merchandise.

With the exception of our Salt Lake City and Ridgefield facilities, each of our distribution centers contains advanced materials handling technologies, including automated conveyor and sorting systems, radio-frequency inventory tracking equipment and specialized information systems.

For more information on financing of our distribution centers, see "Management's Discussion and Analysis - Funding Requirements."

Item 3. LEGAL PROCEEDINGS

From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•	employment related matters;

•	infringement of intellectual property rights;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission;

•	personal injury/wrongful death claims; and

•	real estate matters related to store leases.

In 2003, we were served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal was appealed. A California appeals court granted the appeal and our petition for review to the California Supreme Court was denied. The case has been remanded to the trial court where it will likely be consolidated with a companion suit which had been filed in the same court following the trial court’s earlier dismissal. We anticipate that the plaintiff will seek class certification which we will oppose.

In 2005, we were served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs requested the Court to certify classes for their various claims and the presiding judge did so with respect to two classes, one alleging that our Oregon employees, in violation of that state’s labor laws, were not paid for rest breaks and the other that upon termination of employment, employees were not tendered their final pay in a timely manner. Other claims of the plaintiffs were dismissed by an earlier Order of the Court and are being appealed by the plaintiffs. Discovery will ensue on the certified class issues; no trial is anticipated before the end of 2007.

In 2006, we were served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that we did not pay her final wages in a timely manner, also an alleged violation of the labor code. The plaintiff requested the court to certify the case as a class action. We have been successful in removing the case from state to the federal court level. The parties have reached a settlement and executed an Agreement which will be presented to the Court for its approval on April 24, 2007. The estimated settlement amount has been accrued in the accompanying consolidated financial statements as of February 3, 2007.

In 2006, we were served with a lawsuit filed in federal court in the state of Alabama by a former store manager. She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits. She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated. Our motion requesting that the case be transferred from Alabama to Virginia has been denied. The plaintiff now seeks entry of an Order allowing nationwide notice to be sent to all store managers employed by us now or within the past three years. We are contesting entry of such an Order.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our 2006 fiscal year.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq Stock Market® under the symbol "DLTR" since our initial public offering on March 6, 1995. The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended January 28, 2006:

First Quarter	$29.04	$23.95
Second Quarter	26.01	22.77
Third Quarter	25.65	20.56
Fourth Quarter	25.48	20.66

Fiscal year ended February 3, 2007:

First Quarter	$28.68	$24.34
Second Quarter	27.89	23.90
Third Quarter	32.00	25.62
Fourth Quarter	32.78	29.34

On March 30, 2007, the last reported sale price for our common stock, as quoted by Nasdaq, was $38.24 per share. As of March 30, 2007, we had approximately 550 shareholders of record.

The following table presents our share repurchase activity for the 14 weeks ended February 3, 2007.

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans or
	of shares	price paid	announced plans	programs
Period	purchased	per share	or programs	(in millions)
October 29, 2006 to November 25, 2006	-	$-	-	$26.7
November 26, 2006 to December 30, 2006	3,156,881	30.80	3,156,881	426.7
December 31, 2006 to February 3, 2007	-	-	-	426.7
Total	3,156,881	$30.80	3,156,881	$426.7

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock through March 2008. During fiscal 2006, we repurchased 5,650,871 shares for approximately $148.2 million under the March 2005 authorization.

In November 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This amount was in addition to the $26.7 million remaining on the March 2005 authorization. In December 2006, we entered into two agreements with a third party to repurchase approximately $100.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR). The $100.0 million is reflected in the table above. As of February 3, 2007, of the $100.0 million that is recorded as a reduction to stockholders’ equity, approximately $3.8 million is pending final settlement of the ASR. See additional discussion of the ASR in the Liquidity and Capital Resource section of, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found elsewhere in this report.

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

Item 6. SELECTED FINANCIAL DATA

The following table presents a summary of our selected financial data for the fiscal years ended February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004 and the calendar year ended December 31, 2002. In January 2003, we changed our fiscal year end to a retail fiscal year ending on the Saturday closest to January 31. Fiscal 2006 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.

Comparable store net sales compare net sales for stores open throughout each of the two periods being compared, including expanded stores. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.

Amounts in the following tables are in millions, except per share data, number of stores data, net sales per selling square foot data and inventory turns.

	Years Ended
	February 3,	January 28,	January 29,	January 31	December 31,
	2007	2006	2005	2004	2002
Income Statement Data:
Net sales	$3,969.4	$3,393.9	$3,126.0	$2,799.9	$2,329.2
Gross profit	1,357.2	1,172.4	1,112.5	1,018.4	852.0
Selling, general and administrative expenses	1,046.4	888.5	819.0	724.8	598.1
Operating income	310.8	283.9	293.5	293.6	253.9
Net income	192.0	173.9	180.3	177.6	154.6

Margin Data (as a percentage of net sales):
Gross profit	34.2%	34.5%	35.6%	36.4%	36.6%
Selling, general and administrative expenses	26.4%	26.2%	26.2%	25.9%	25.7%
Operating income	7.8%	8.4%	9.4%	10.5%	10.9%
Net income	4.8%	5.1%	5.8%	6.3%	6.6%

Per Share Data:

Diluted net income per share	$1.85	$1.60	$1.58	$1.54	$1.35
Diluted net income per share increase	15.6%	1.3%	2.6%	14.1%	23.9%

	As of
	February 3,	January 28,	January 29,	January 31	December 31,
	2007	2006	2005	2004	2002
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$306.8	$339.8	$317.8	$168.7	$336.0
Working capital	575.7	648.2	675.5	450.3	509.6
Total assets	1,873.3	1,798.4	1,792.7	1,501.5	1,116.4
Total debt, including capital lease obligations	269.5	269.9	281.7	185.1	54.4
Shareholders' equity	1,167.7	1,172.3	1,164.2	1,014.5	855.4

	Years Ended
	February 3,	January 28,	January 29,	January 31	December 31,
	2007	2006	2005	2004	2002
Selected Operating Data:
Number of stores open at end of period	3,219	2,914	2,735	2,513	2,263
Gross square footage at end of period	33.3	29.2	25.9	21.4	16.5
Selling square footage at end of period	26.3	23.0	20.4	16.9	13.0
Selling square footage annual growth	14.3%	12.6%	21.1%	27.5%	28.8%
Net sales annual growth	16.9%	8.6%	11.6%	18.7%	17.2%
Comparable store net sales increase (decrease)	4.6%	(0.8%)	0.5%	2.9%	1.0%
Net sales per selling square foot	$161	$156	$168	$187	$201
Net sales per store	$1.3	$1.2	$1.2	$1.2	$1.1
Selected Financial Ratios:
Return on assets	10.2%	9.7%	10.9%	13.7%	15.3%
Return on equity	16.4%	14.9%	16.5%	19.0%	20.5%
Inventory turns	4.4	3.7	3.5	3.7	4.5

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our earnings, gross margins and costs were in 2006 and 2005;

•	why those earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2006 and what we expect them to be in 2007; and

•	where funds will come from to pay for future expenditures.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005. In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for the fiscal year 2006 compared to the comparable fiscal year 2005 and the fiscal year 2005 compared to the comparable fiscal year 2004.

Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our results of operations. You should keep in mind that:

•
In November 2006, our Board of Directors authorized the repurchase of up to $500 million of our common stock. This amount was in addition to the $26.7 million remaining on the $300.0 million March 2005 authorization. As of February 3, 2007, we had approximately $427.0 million remaining under this authorization.

•	In March 2006, we completed our acquisition of 138 Deal$ stores and related assets. We paid approximately $32.0 million for store related assets and $22.1 million for inventory.
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

•
In 2004, we completed construction and began operations in two new distribution centers. In June 2004, we began operations in our new distribution center in Joliet, Illinois. The Joliet distribution center is a 1.2 million square foot, fully automated facility. In February 2004, we began operations in our Ridgefield, Washington distribution center. The Ridgefield distribution center is a 665,000 square foot facility that can be expanded to accommodate future growth needs. In 2007, we are planning to expand our Briar Creek distribution center by 400,000 square feet. Upon completion of this expansion, our nine distribution centers will support approximately $5.0 billion in sales annually.

•
In March 2004, we entered into a five-year $450.0 million Unsecured Revolving Credit Facility (Facility). We used availability under this Facility to repay variable rate debt. This Facility also replaced our previous $150.0 million revolving credit facility.

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

At February 3, 2007, we operated 3,219 stores in 48 states, with 26.3 million selling square feet compared to 2,914 stores with 23.0 million selling square feet at January 28, 2006. During fiscal 2006, we opened 211 stores, expanded 85 stores and closed 44 stores, compared to 232 new stores opened, 93 stores expanded and 53 stores closed during fiscal 2005. In addition, we acquired 138 Deal$ stores on March 25, 2006. Including the Deal$ acquisition, we achieved the high end of our square footage growth target of 12%-14% for the fiscal year. In fiscal 2006, we increased our selling square footage by approximately 3.3 million square feet, or approximately 14%. Of the 3.3 million selling square foot increase in 2006, approximately 1.2 million resulted from the acquisition of the Deal$ stores and 0.4 million was added by expanding existing stores. The average size of our stores opened in 2006 was approximately 9,000 selling square feet (or about 11,000 gross square feet). The average new store size decreased in 2006 from approximately 10,000 selling square feet (or about 12,400 gross square feet) for new stores in 2005. For 2007, we continue to plan to open stores around 9,000 selling square feet (or about 11,000 gross square feet). We believe that the 11,000-12,500 gross square foot store size is our optimal size operationally and that this size also gives the customer an improved shopping environment that invites them to shop longer and buy more. We expect the substantial majority of our future net sales growth to come from the square footage growth resulting from new store openings and expansion of existing stores.

Fiscal 2006 ended on February 3, 2007 and included 53 weeks, commensurate with the retail calendar. The 53rd week in 2006 added approximately $70 million in sales. Fiscal 2005 ended on January 28, 2006 and included 52 weeks.

In fiscal 2006, comparable store net sales increased by 4.6%. This increase was based on 53 weeks for both periods. The comparable store net sales increase was the result of increases of 1.9% in the number of transactions and 2.7% in transaction size, compared to fiscal 2005. We believe comparable store net sales were positively affected by the initiatives we began putting in place in 2005, including expansion of forms of payment accepted by our stores and the roll-out of freezers and coolers to more of our stores. During 2006, we completed the roll-out of debit card acceptance to all of our stores, which has enabled us to accept Electronic Benefit Transfer cards and we now accept food stamps in approximately 600 qualified stores. We believe the expansion of forms of payment accepted by our stores has helped increase the average transaction size in our stores.

In 2006, we continued to experience a slight shift in the mix of merchandise sold to more consumables, which we believe increases the traffic in our stores but have lower margin. The planned shift in mix to more consumables is the result of the roll-out of freezers and coolers to more stores in 2005 and 2006. At February 3, 2007, we had freezers and coolers in approximately 700 stores, compared to approximately 250 stores at January 28, 2006. We plan to add freezers and coolers to approximately 250 more stores in 2007, which we believe will continue to pressure margins, as a percentage of sales, in 2007. However, we believe that this will enable us to increase sales and earnings in the future by increasing the number of shopping trips made by our customers.

Our point-of-sale technology is now in all of our stores, and this technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores. We believe that this has enabled us to better control our inventory, resulting in more efficient distribution and store operations and increased inventory turnover. Using the data captured at the point of sale has enabled us to better plan our inventory purchases and helped us reduce our inventory investment per store by approximately 5.0% at February 3, 2007 compared to January 28, 2006. In addition, inventory turnover has increased 70 basis points in 2006 as compared to 2005.

We must continue to control our merchandise costs, inventory levels and our general and administrative expenses. Increases in these expenses could negatively impact our operating results.

Our plans for fiscal 2007 anticipate comparable store net sales increases of approximately 1% to 3% yielding net sales in the $4.22 billion to $4.33 billion range and diluted earnings per share of $1.96 to $2.10. This guidance for 2007 is predicated on selling square footage growth of approximately 10%.

On March 25, 2006, we completed our acquisition of 138 Deal$ stores. These stores are located primarily in the Midwest part of the United States and we have existing logistics capacity to service these stores. This acquisition also included a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1. Substantially all Deal$ stores acquired continue to operate under the Deal$ banner while providing us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores. At February 3, 2007, 121 of these stores were selling items priced at over $1.00.

We paid approximately $32.0 million for store-related and other assets and $22.1 million for inventory. The results of Deal$ store operations are included in our financial statements since the acquisition date and did not have a significant impact on our operating results through February 3, 2007. This acquisition is immaterial to our operations as a whole and therefore no proforma disclosure of financial information has been presented.

Results of Operations
The following table expresses items from our consolidated statements of operations, as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.8%	65.5%	64.4%
Gross profit	34.2%	34.5%	35.6%

Selling, general and administrative
expenses	26.4%	26.2%	26.2%

Operating income	7.8%	8.3%	9.4%

Interest income	0.2%	0.2%	0.1%
Interest expense	(0.4%)	(0.4%)	(0.3%)

Income before income taxes	7.6%	8.1%	9.2%

Provision for income taxes	(2.8%)	(3.0%)	(3.4%)

Net income	4.8%	5.1%	5.8%

Fiscal year ended February 3, 2007 compared to fiscal year ended January 28, 2006

Net Sales. Net sales increased 16.9%, or $575.5 million, in 2006 compared to 2005, resulting from sales in our new and expanded stores, including 138 Deal$ stores acquired in March 2006 and the 53 weeks of sales in 2006 versus 52 weeks in 2005, which accounted for approximately $70 million of the increase. Our sales increase was also impacted by a 4.6% increase in comparable store net sales for the year. This increase is based on a 53-week comparison for both periods. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.

The following table summarizes the components of the changes in our store count for fiscal years ended February 3, 2007 and January 28, 2006.

	February 3, 2007	January 28, 2006

New stores	190	197
Deal$ acquisition	138	--
Acquired leases	21	35
Expanded or relocated stores	85	93
Closed stores	(44)	(53)

    Of the 3.3 million selling square foot increase in 2006, approximately 1.2 million resulted from the acquisition of the Deal$ stores and 0.4 million was added by expanding existing stores.

Gross Profit. Gross profit margin decreased to 34.2% in 2006 compared to 34.5% in 2005. The decrease was primarily due to a 35 basis point increase in merchandise cost, including inbound freight. This increase in merchandise cost was due to a slight shift in mix to more consumables, which have a lower margin, higher cost merchandise at our Deal$ stores and increased inbound domestic freight costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, increased to 26.4% for 2006 as compared to 26.2% for 2005. The increase is primarily due to the following:

•
Payroll and benefit related costs increased 35 basis points due to increased incentive compensation costs resulting from better overall company performance in the current year as compared to the prior year and increased stock compensation expense, partially offset by lower workers' compensation costs in the current year.

•	Operating and corporate expenses decreased 10 basis points primarily as the result of payments received for early lease terminations in the current year.

Operating Income. Due to the reasons discussed above, operating income margin decreased to 7.8% in 2006 compared to 8.4% in 2005.

Income Taxes. Our effective tax rate was 36.6% in 2006 compared to 36.8% in 2005. The decreased tax rate for 2006 was due primarily to increased tax-exempt interest on certain of our investments in the current year.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, were 26.2% for 2005 and 2004. However, several components had increases or decreases as noted below:

•
Operating and corporate expenses decreased approximately 25 basis points primarily due to decreased store supplies expense as a result of better pricing, decreased professional fees and the receipt of insurance proceeds resulting from a fire at one of our locations, partially offset by increased interchange fees resulting from the rollout of debit card acceptance in 2005.

•
Payroll related costs decreased approximately 10 basis points due to a reduction in incentive compensation accruals that are based on lower than budgeted 2005 earnings and lower workers’ compensation and health care claims in the current year.

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

The following table compares cash-related information for the years ended February 3, 2007, January 28, 2006, and January 29, 2005:

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
(in millions)	2007	2006	2005
Net cash provided by (used in):
Operating activities	$412.8	$365.1	$276.5
Investing activities	(190.7)	(235.5)	(315.4)
Financing activities	(202.9)	(170.3)	61.2

The $47.7 million increase in cash provided by operating activities in 2006 was primarily due to increased earnings before depreciation in the current year and better payables management in the current year, partially offset by approximately $20.0 million of rent payments for February 2007 made prior to the end of fiscal 2006.

The $44.8 million decrease in cash used in investing activities in 2006 compared to 2005 was the result of a $114.9 million increase in net proceeds from short-term investments which were used to help fund stock repurchases and the Deal$ acquisition in the current year. In the current year, we purchased an additional $9.3 million of investments in a restricted account to collateralize certain long-term insurance obligations. Additional uses of cash for investing activities consisted of $54.1 million for the Deal$ acquisition in the current year and an increase of $36.1 million in capital expenditures due primarily to new store growth and the installation of freezers and coolers to certain stores in the current year.

The $32.6 million increase in cash used in financing activities in 2006 compared to 2005 primarily resulted from $248.2 million in stock repurchases in the current year compared to $180.4 million in the prior year. This increase was partially offset by increased proceeds from stock option exercises in the current year resulting from our higher stock prices in 2006 as compared to 2005.

The $88.6 million increase in cash provided by operating activities in 2005 was primarily due to an approximate 12% decrease in inventory per store at January 28, 2006 compared to January 29, 2005. The inventory per store decrease is the result of an initiative to lower backroom inventory levels and increase inventory turns through a reduction in 2005 purchases. The aforementioned net cash provided by operating activities was partially offset by a decrease in deferred tax liabilities chiefly as a result of the elimination of bonus depreciation.

The $79.9 million decrease in cash used in investing activities in 2005 compared to 2004 was the result of a $34.2 million decrease in net purchases of investments resulting from more cash used to repurchase stock in the current year. The net purchases of investments in 2005 include $29.9 million of investments that are in a restricted account to collateralize certain long-term insurance obligations. These investments replaced higher cost stand-by letters of credit and surety bonds. Capital expenditures also decreased $42.5 million in 2005 after two distribution center projects and point-of-sale installations were completed in 2004.

The $231.5 million change in cash used in financing activities in 2005 compared to 2004 primarily resulted from $180.4 million in stock repurchases in 2005 compared to $48.6 million in 2004. Also in 2004, we entered into a five-year $450.0 million Revolving Credit Facility, under which we received net proceeds of $248.9 million. We used a portion of these proceeds to repay $142.6 million of variable rate debt for our distribution centers and invested the balance in short-term tax exempt municipal bonds.

At February 3, 2007, our long-term borrowings were $268.8 million and our capital lease commitments were $0.7 million. We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $84.8 million were committed to letters of credit issued for routine purchases of imported merchandise at February 3, 2007.

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock through March 2008. During fiscal 2006, we repurchased 5,650,871 shares for approximately $148.2 million under the March 2005 authorization.

In November 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This amount was in addition to the $27.0 million remaining on the March 2005 authorization. In December 2006, we entered into two agreements with a third party to repurchase approximately $100.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR).

The first $50.0 million was executed in an “uncollared” agreement. In this transaction, we initially received 1,656,178 shares based on the market price of our stock of $30.19 as of the trade date (December 8, 2006). A weighted average price was calculated using stock prices from December 16, 2006 - March 8, 2007. This represents the calculation period and based on the weighted average price during this period, a settlement took place in March 2007 resulting in additional funding of $3.3 million.

The remaining $50.0 million relates to a “collared” agreement in which we initially received 1,500,703 shares representing the minimum number of shares under the agreement. The maximum number of shares that can be repurchased under the agreement is 1,693,101. The number of shares was determined based on the weighted average market price of our common stock during the same calculation period as defined in the “uncollared” agreement. The weighted average market price as of February 3, 2007 as defined in the “collared” agreement was $30.80. Therefore, as of February 3, 2007, we would receive an additional 122,742 shares under the “collared” agreement. Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive. The weighted average stock price of our common stock as defined in the “collared” agreement as of March 8, 2007 (termination date) was $31.97. We received an additional 63,325 shares on March 8, 2007 under this agreement.

On March 29, 2007, we entered into an agreement with a third party to repurchase approximately $150.0 million of our common shares under another ASR.  The entire $150.0 million was executed under a "collared" agreement.  Within two weeks of the March 29, 2007 execution date, we will receive the minimum number of shares. Up to four months after the initial execution date, we will receive additional shares from the third party depending on the volume weighted average price of our common shares during that period, subject to the maximum share delivery provisions of the agreement.

Funding Requirements

Overview
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2007 to total approximately $160.7 million, which includes capital expenditures, initial inventory and pre-opening costs. Our estimated capital expenditures for fiscal 2007 are between $170.0 and $190.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 250 stores, an expansion of the Briar Creek Distribution Center and an expansion to our home office and data center in Chesapeake, Va. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facilities.

The following tables summarize our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments, excluding interest on long-term borrowings (in millions):

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Lease Financing
Operating lease obligations	$1,177.0	$284.2	$246.0	$207.2	$161.5	$110.6	$167.5
Capital lease obligations	0.8	0.4	0.3	0.1	--	--	--

Long-term Borrowings
Revolving credit facility	250.0	--	--	250.0	--	--	--
Revenue bond financing	18.8	18.8	--	--	--	--	--

Total obligations	$1,446.6	$303.4	$246.3	$457.3	$161.5	$110.6	$167.5

Commitments	Total	Expiring in 2007	Expiring in 2008	Expiring in 2009	Expiring in 2010	Expiring in 2011	Thereafter

Letters of credit and surety bonds	$116.3	$115.6	$0.7	$--	$--	$--	$--
Freight contracts	57.1	38.6	9.9	8.6	--	--	--
Technology assets	3.8	3.8	--	--	--	--	--
Total commitments	$177.2	$158.0	$10.6	$8.6	$--	$--	$--

Lease Financing
Operating Lease Obligations. Our operating lease obligations are primarily for payments under noncancelable store leases. The commitment includes amounts for leases that were signed prior to February 3, 2007 for stores that were not yet open on February 3, 2007.

Capital Lease Obligations. Our capital lease obligations are primarily for payments for distribution center equipment and computer equipment at the store support center.

Long-Term Borrowings
Revolving Credit Facility. In March 2004, we entered into a five-year Revolving Credit Facility (the Facility). The Facility provides for a $450.0 million line of credit, including up to $50.0 million in available letters of credit.  Interest is assessed under the line based on matrix pricing which currently approximates LIBOR, plus 0.475%. The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. We used availability under this Facility to repay the $142.6 million of variable-rate debt and to purchase short-term investments. As of February 3, 2007, we had $250.0 million outstanding on this Facility.

Revenue Bond Financing. In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds. We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi. At February 3, 2007, the balance outstanding on the bonds was $18.8 million. These bonds are due to be fully repaid in June 2018. The bonds do not have a prepayment penalty as long as the interest rate remains variable. The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities. We pay interest monthly based on a variable interest rate, which was 5.4% at February 3, 2007.

Commitments
Letters of Credit and Surety Bonds. In March 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $125.0 million for letters of credit. In December 2004, we entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit. Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $84.8 million of purchases committed under these letters of credit at February 3, 2007. We also have approximately $31.5 million of letters of credit or surety bonds outstanding for our insurance programs and certain utility payment obligations at some of our stores.

Freight Contracts. We have contracted outbound freight services from various carriers with contracts expiring through April 2009. The total amount of these commitments is approximately $57.1 million.

Technology Assets. We have commitments totaling approximately $3.8 million to primarily purchase store technology assets for our stores during 2007.

Derivative Financial Instruments
We are party to one interest rate swap, which allows us to manage the risk associated with interest rate fluctuations on the demand revenue bonds. The swap is based on a notional amount of $18.8 million. Under the $18.8 million agreement, as amended, we pay interest to the bank that provided the swap at a fixed rate. In exchange, the financial institution pays us at a variable-interest rate, which is similar to the rate on the demand revenue bonds. The variable-interest rate on the interest rate swap is set monthly. No payments are made by either party under the swap for monthly periods with an established interest rate greater than a predetermined rate (the knock-out rate). The swap may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates and expires in 2009.

Because of the knock-out provision in the $18.8 million swap, changes in the fair value of that swap are recorded in earnings. For more information on the interest rate swaps, see "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk."

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

We estimate our markdown reserve based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or seasonal, carryover merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimated reserve for markdowns compared with actual results.

Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at February 3, 2007 is based on estimated shrink for most of 2006, including the fourth quarter. We have not experienced significant fluctuations in historical shrink rates beyond 10 to 15 basis points in our Dollar Tree stores for the last two years. However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition. We periodically adjust our shrink estimates to address these factors as they become apparent.

Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.

Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred. Our most material estimates include domestic freight expenses, self-insurance programs, store-level operating expenses, such as property taxes and utilities, and certain other expenses. Our freight and store-level operating expenses are estimated based on current activity and historical trends and results. Our workers' compensation and general liability insurance accruals are recorded based on actuarial valuations which are adjusted annually based on a review performed by a third-party actuary. These actuarial valuations are estimates based on historical loss development factors. Certain other expenses are estimated and recorded in the periods that management becomes aware of them. The related accruals are adjusted as management’s estimates change. Differences in management's estimates and assumptions could result in an accrual materially different from the calculated accrual. Our experience has been that some of our estimates are too high and others are too low. Historically, the net total of these differences has not had a material effect on our financial condition or results of operations.

Income Taxes
On a quarterly basis, we estimate our required income tax liability and assess the recoverability of our deferred tax assets. Our income taxes payable are estimated based on enacted tax rates, including estimated tax rates in states where our store base is growing applied to the income expected to be taxed currently. The current tax liability also includes a liability for resolution of tax uncertainties. Management assesses the recoverability of deferred tax assets based on the availability of carrybacks of future deductible amounts and management’s projections for future taxable income. We cannot guarantee that we will generate taxable income in future years. Historically, we have not experienced significant differences in our estimates of our tax accrual. In 2006 and 2005, we recognized approximately $0.7 million and $1.5 million, respectively, of tax benefits related to the resolution of tax uncertainties in certain states.

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

Our highest sales periods are the Christmas and Easter seasons. Easter was observed on March 27, 2005, April 16, 2006 and will be observed on April 8, 2007. We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter. In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff. Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems or consumer sentiment. Fiscal 2006 consisted of 53 weeks, commensurate with the retail calendar. This extra week contributed approximately $70.0 million of sales in 2006. Fiscal 2007 will consist of 52 weeks.

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

Shipping Costs. Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs.  As a result, our trans-Pacific shipping costs in fiscal 2007 may increase compared with fiscal 2006 when we renegotiate our import shipping rates effective May 2007. We can give no assurances as to the amount of the increase, as we are in the early stages of our negotiations.

Minimum Wage. Although our average hourly wage rate is significantly higher than the federal minimum wage, an increase in the mandated minimum wage could increase our payroll costs. In early 2007, proposals increasing the federal minimum wage to $7.25 per hour over a three-year period have passed both houses of Congress. If the federal minimum wage were to increase over the next three years to $7.25 per hour, we believe that it would not have a material effect on our annual payroll expenses.

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

To meet this objective, we entered into a derivative instrument in the form of an interest rate swap to manage fluctuations in cash flows resulting from changes in the variable-interest rates on the Demand Revenue Bonds. The interest rate swap reduces the interest rate exposure on this variable-rate obligation. Under the interest rate swap, we pay the bank at a fixed-rate and receive variable-interest at a rate approximating the variable-rate on the obligation, thereby creating the economic equivalent of a fixed-rate obligation. Under the swap, no payments are made by parties under the swap for monthly periods in which the variable-interest rate is greater than the predetermined knock-out rate.

The following table summarizes the financial terms of our interest rate swap agreement and the fair value of the interest rate swap at February 3, 2007:

Hedging Instrument	Receive Variable	Pay Fixed	Knock-out Rate	Expiration	Fair Value
$18.8 million interest rate swap	LIBOR	4.88%	7.75%	4/1/09	--

At February 3, 2007, the fair value of this interest rate swap is less than $0.1 million. Hypothetically, a 1% change in interest rates results in approximately a $0.2 million change in the amount paid or received under the terms of the interest rate swap agreement on an annual basis. Due to many factors, management is not able to predict the changes in fair value of our interest rate swap. The fair values are the estimated amounts we would pay or receive to terminate the agreement as of the reporting date. These fair values are obtained from an outside financial institution.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	30

Consolidated Statements of Operations for the years ended
February 3, 2007, January 28, 2006 and January 29, 2005	31

Consolidated Balance Sheets as of February 3, 2007 and
January 28, 2006	32

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended February 3, 2007, January 28, 2006 and
January 29, 2005	33

Consolidated Statements of Cash Flows for the years ended
February 3, 2007, January 28, 2006 and January 29, 2005	34

Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dollar Tree Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries (the Company) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Norfolk, Virginia
April 2, 2007

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
(In millions, except per share data)	2007	2006	2005
Net sales	$3,969.4	$3,393.9	$3,126.0
Cost of sales (Note 4)	2,612.2	2,221.5	2,013.5
Gross profit	1,357.2	1,172.4	1,112.5

Selling, general and administrative
expenses (Notes 8 and 9)	1,046.4	888.5	819.0

Operating income	310.8	283.9	293.5

Interest income	8.6	6.8	3.9
Interest expense (Notes 5 and 6)	(16.5)	(15.5)	(9.2)

Income before income taxes	302.9	275.2	288.2

Provision for income taxes (Note 3)	110.9	101.3	107.9

Net income	$192.0	$173.9	$180.3

Basic net income per share (Note 7)	$1.86	$1.61	$1.59

Diluted net income per share (Note 7)	$1.85	$1.60	$1.58

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	February 3, 2007	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$85.0	$65.8
Short-term investments	221.8	274.0
Merchandise inventories	605.0	576.6
Deferred tax assets (Note 3)	10.7	10.8
Prepaid expenses and other current assets	36.5	16.5
Total current assets	959.0	943.7

Property, plant and equipment, net (Note 2)	715.3	681.8
Intangibles, net (Notes 2 and 10)	146.6	129.3
Other assets, net (Notes 2, 8 and 11)	52.4	43.6

TOTAL ASSETS	$1,873.3	$1,798.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$18.8	$19.0
Accounts payable	189.2	135.6
Other current liabilities (Note 2)	132.0	99.2
Income taxes payable	43.3	41.7
Total current liabilities	383.3	295.5

Long-term debt, excluding current portion (Note 5)	250.0	250.0
Deferred tax liabilities (Note 3)	1.5	23.5
Other liabilities (Notes 6 and 8)	70.8	57.1

Total liabilities	705.6	626.1

Shareholders' equity (Notes 6, 7 and 9):
Common stock, par value $0.01. 300,000,000 shares
authorized, 99,663,580 and 106,552,054 shares
issued and outstanding at February 3, 2007
and January 28, 2006, respectively	1.0	1.1
Additional paid-in capital	-	11.4
Accumulated other comprehensive income (loss)	0.1	0.1
Retained earnings	1,166.6	1,159.7
Total shareholders' equity	1,167.7	1,172.3

Commitments, contingencies snd subsequent event (Notes 4 and 12)	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,873.3	$1,798.4

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006 AND JANUARY 29, 2005

				Accumulated
	Common		Additional	Other			Share-
	Stock	Common	Paid-in	Comprehensive	Unearned	Retained	holders'
(in millions)	Shares	Stock	Capital	Income (Loss)	Compensation	Earnings	Equity

Balance at January 31, 2004	114.1	$1.1	$208.9	$(0.9)	$(0.1)	$805.5	$1,014.5

Net income for the year ended
January 29, 2005	-	-	-	-	-	180.3	180.3
Other comprehensive income (Note 7)	-	-	-	0.6	-	-	0.6
Total comprehensive income							180.9
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	3.3	-	-	-	3.3
Exercise of stock options, including
income tax benefit of $2.1 (Note 9)	0.6	-	14.0	-	-	-	14.0
Repurchase and retirement of shares (Note 7)	(1.8)	-	(48.6)	-	-	-	(48.6)
Restricted stock amortization (Note 9)	-	-	0.1	-	-	-	0.1
Balance at January 29, 2005	113.0	1.1	177.7	(0.3)	(0.1)	985.8	1,164.2

Net income for the year ended
January 28, 2006	-	-	-	-	-	173.9	173.9
Other comprehensive income (Note 7)	-	-	-	0.4	-	-	0.4
Total comprehensive income							174.3
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	3.0	-	-	-	3.0
Exercise of stock options, including
income tax benefit of $1.2 (Note 9)	0.4	-	8.8	-	-	-	8.8
Repurchase and retirement of shares (Note 7)	(7.0)	-	(180.3)	-	-	-	(180.3)
Stock-based compensation (Notes 1 and 9)	-	-	2.2	-	0.1	-	2.3
Balance at January 28, 2006	106.5	1.1	11.4	0.1	-	1,159.7	1,172.3

Net income for the year ended
February 3, 2007	-	-	-	-	-	192.0	192.0
Other comprehensive income (Note 7)	-	-	-	-	-	-	-
Total comprehensive income							192.0
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	2.8	-	-	-	2.8
Exercise of stock options, including
income tax benefit of $5.6 (Note 9)	1.7	-	43.1	-	-	-	43.1
Repurchase and retirement of shares (Note 7)	(8.8)	(0.1)	(63.0)		-	(185.1)	(248.2)
Stock-based compensation, net (Notes 1 and 9)	0.1	-	5.7	-	-	-	5.7
Balance at February 3, 2007	99.6	$1.0	$-	$0.1	$-	$1,166.6	$1,167.7

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
(In millions)	2007	2006	2005
Cash flows from operating activities:
Net income	$192.0	$173.9	$180.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	159.0	140.7	129.3
Provision for deferred income taxes	(21.9)	(21.5)	15.6
Tax benefit of stock option exercises	-	1.2	2.1
Stock based compensation expense	6.7	2.4	-
Other non-cash adjustments to net income	5.1	5.6	3.9
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(6.2)	38.9	(89.8)
Other assets	(19.8)	(5.5)	0.5
Accounts payable	53.7	11.4	9.2
Income taxes payable	1.6	8.0	(3.4)
Other current liabilities	31.8	(6.4)	15.3
Other liabilities	10.8	16.4	13.5
Net cash provided by operating activities	412.8	365.1	276.5

Cash flows from investing activities:
Capital expenditures	(175.3)	(139.2)	(181.8)
Purchase of short-term investments	(1,044.4)	(885.5)	(465.8)
Proceeds from sales of short-term investments	1,096.6	822.8	339.0
Purchase of Deal$ assets, net of cash acquired of $0.3	(54.1)	-	-
Acquisition of favorable lease rights	(4.2)	(3.7)	(6.8)
Purchase of restricted investments	(9.3)	(29.9)	-
Net cash used in investing activities	(190.7)	(235.5)	(315.4)

Cash flows from financing activities:
Proceeds from long-term debt, net of
facility fees of $1.1	-	-	248.9
Principal payments under long-term debt and capital lease obligations	(0.6)	(0.6)	(154.2)
Payments for share repurchases	(248.2)	(180.4)	(48.6)
Proceeds from stock issued pursuant to stock-based
compensation plans	40.3	10.7	15.1
Tax benefit of stock options exercised	5.6	-	-
Net cash provided by (used in) financing activities	(202.9)	(170.3)	61.2

Net increase (decrease) in cash and cash equivalents	19.2	(40.7)	22.3
Cash and cash equivalents at beginning of year	65.8	106.5	84.2
Cash and cash equivalents at end of year	$85.0	$65.8	$106.5
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$14.9	$11.8	$8.1
Income taxes	$125.5	$113.9	$93.4

Supplemental disclosure of non-cash investing and financing activities:
The Company purchased equipment under capital lease obligations amounting to $0.1 million, $0.4 million and $0.4 million in the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively.

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
At February 3, 2007, Dollar Tree Stores, Inc. (DTS or the Company) owned and operated 3,219 discount variety retail stores. Approximately 3,100 of these stores sell substantially all items for $1.00 or less. The remaining stores were acquired as apart of the Deal$ acquisition and these stores sell many items for $1.00 or less but also sell items at prices greater than $1.00. The Company's stores operate under the names of Dollar Tree, Deal$, Dollar Bills and Dollar Express. Our stores average approximately 8,200 selling square feet.

The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia. The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania, Georgia, Oklahoma, Utah and Washington. The Company's stores are located in all 48 contiguous states. The Company's merchandise includes food, health and beauty care, party goods, candy, toys, stationery, seasonal goods, gifts and other consumer items. Approximately 35% to 40% of the Company's merchandise is imported, primarily from China.

Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree Stores, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Any reference herein to “2006” or “Fiscal 2006,” “2005” or “Fiscal 2005,” and “2004” or “Fiscal 2004” relates to as of or for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Fiscal year 2006 consisted of 53 weeks, while 2005 and 2004 both consisted of 52 weeks.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain 2005 and 2004 amounts have been reclassified for comparability with the current period presentation.

Cash and Cash Equivalents
Cash and cash equivalents at February 3, 2007 and January 28, 2006 includes $40.3 million and $31.4 million, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates market. The underlying assets of these short-term participation agreements are primarily commercial notes. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

Short-Term Investments
The Company’s short-term investments consist primarily of government-sponsored municipal bonds and auction rate securities. These investments are classified as available for sale and are recorded at fair value, which approximates cost. The government-sponsored municipal bonds can be converted into cash depending on terms of the underlying agreement. The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less. The securities underlying both the government-sponsored municipal bonds and the auction rate securities have longer legal maturity dates.

Merchandise Inventories
Merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a weighted average cost basis. Cost is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $25.6 million and $25.3 million at February 3, 2007 and January 28, 2006, respectively.

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

In the fourth quarter of 2004, the Company revised its estimate of useful lives on certain store equipment and distribution center assets. This change increased net income by approximately $4.0 million in the first three quarters of 2005 as compared to 2004.

Costs incurred related to software developed for internal use are capitalized and amortized over three years. Costs capitalized include those incurred in the application development stage as defined in Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2006, 2005 and 2004, the Company recorded charges of $0.5 million, $0.2 million and $0.5 million, respectively, to write down certain assets. These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but rather tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. The Company performs its annual assessment of impairment following the finalization of each November’s financial statements.

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

Certain of the Company’s interest rate swaps have not qualified for hedge accounting treatment pursuant to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). These interest rate swaps are recorded at fair value in the accompanying consolidated balance sheets as a component of “other liabilities” (see Note 6). Changes in the fair values of these interest rate swaps are recorded as "interest expense” and “change in the fair value of non-hedging interest rate swaps" in the accompanying consolidated statements of operations and the consolidated statements of cash flows, respectively.

Lease Accounting
The Company recognized a one-time non-cash, after-tax adjustment of $5.7 million, or $0.05 per diluted share, in the fourth quarter of 2004 to reflect the cumulative impact of a correction of its accounting practices related to leased properties. Of the aforementioned amount, approximately $1.2 million, or $0.01 per diluted share, related to fiscal 2004. Consistent with industry practices, in prior periods, the Company had reported its straight line expenses for leases beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of its stores (generally 60 days) from the calculation of the period over which it expenses rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of being classified as deferred lease credits. The adjustment made to correct these practices does not affect historical or future net cash flows or the timing of payments under related leases. Rather, this change affected the classification of costs in the accompanying consolidated statement of operations and cash flows by increasing depreciation and decreasing rent expense, which is included in cost of sales. In addition, fixed assets and deferred liabilities increased due to the net cumulative unamortized allowances and abatements.

Revenue Recognition
The Company recognizes sales revenue at the time a sale is made to its customer.

Taxes Collected
The Company reports taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (i.e., sales tax) on a net (excluded from revenues) basis.

Cost of Sales
The Company includes the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.

Pre-Opening Costs
The Company expenses pre-opening costs for new, expanded and relocated stores, as incurred.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs approximated $10.6 million, $11.8 million and $11.0 million for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively.

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

Stock-Based Compensation
Effective, January 29, 2006, the Company adopted Statement of Financial Accounting Standards, No. 123(revised 2004), Share-Based Payment, (SFAS 123R). This statement is a revision of SFAS 123 and supersedes Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 29, 2006, and to all awards granted to employees that were unvested as of January 29, 2006. In accordance with the modified prospective method of implementation, prior period financial statements have not been restated to reflect the impact of SFAS 123R. During 2006, the Company recognized $1.8 million of stock-based compensation expense as a result of the adoption of SFAS 123R. Total stock-based compensation expense for 2006 and 2005 was $6.7 million and $2.4 million, respectively. There was no stock-based compensation expense for 2004. Through January 28, 2006, the Company applied the intrinsic value recognition and measurement principles of APB Opinion 25 and related Interpretations in accounting for its stock-based employee compensation plans. Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the tax benefits of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. Thus, the Company has classified the $5.6 million of excess tax benefits recognized in 2006 as financing cash flows. Excess tax benefits of $1.2 million and $2.1 million recognized in 2005 and 2004, respectively, prior to the adoption of SFAS 123R, are classified as operating cash flows.

If  the accounting provisions of SFAS 123 had been applied to 2005 and 2004, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	Year Ended	Year Ended
	January 28,	January 29,
(in millions, except per share data)	2006	2005

Net income as reported	$173.9	$180.3
Add: Total stock-based employee
compensation expense included in net
income, net of related tax effects	1.5	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method,
net of related tax effects	(18.2)	(13.0)

	$157.2	$167.3

Net income per share:
Basic, as reported	$1.61	$1.59
Basic, pro forma under FAS 123	1.45	1.48

Diluted, as reported	$1.60	$1.58
Diluted, pro forma under FAS 123	1.44	1.47

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options under all current stock option plans, including the 1995 Stock Incentive Plan, the 2003 Equity Incentive Plan and the 2004 Executive Officer Equity Incentive Plan (EOEP), effective as of December 15, 2005. At the effective date, almost all of these options had exercise prices higher than the actual stock price. The Company made the decision to accelerate vesting of these options to give employees increased performance incentives and to enhance current retention. This decision also eliminated non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123R on January 29, 2006. Compensation expense, as determined at the time of the accelerated vesting, has been reduced by $14.9 million, over a period of four years during which the options would have vested, as a result of the option acceleration program. This amount is net of compensation expense of $0.1 million recognized in fiscal 2005 for estimated forfeiture of certain (in the money) options.

The Company recognizes expense related to the fair value of restricted stock units (RSUs) over the requisite service period. The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of grant.

On March 30, 2007, the Board of Directors granted approximately 0.3 million restricted stock units and options to purchase 0.4 million shares of the Company’s common stock under the Company’s Equity Incentive Plan and the EOEP.

Net Income Per Share
Basic net income per share has been computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income by the weighted average number of shares and dilutive potential shares outstanding. Dilutive potential shares include all outstanding stock options and unvested restricted stock, excluding certain performance based restricted stock grants, after applying the treasury stock method.

NOTE 2 - BALANCE SHEET COMPONENTS

Intangibles, Net
Intangibles, net, as of February 3, 2007 and January 28, 2006 consist of the following:

	February 3,	January 28,
(in millions)	2007	2006

Non-competition agreements	$6.4	$6.4
Accumulated amortization	(5.1)	(4.3)
Non-competition agreements, net	1.3	2.1

Favorable lease rights	19.0	12.6
Accumulated amortization	(7.0)	(4.1)
Favorable lease rights, net	12.0	8.5

Goodwill	144.9	130.3
Accumulated amortization	(11.6)	(11.6)
Goodwill, net	133.3	118.7

Total intangibles, net	$146.6	$129.3

Non-Competition Agreements
The Company has entered into non-competition agreements with certain former executives of certain acquired entities. These assets are being amortized over the legal term of the individual agreements, ranging from five to ten years.

Favorable Lease Rights
In 2006 and 2005, the Company acquired favorable lease rights for operating leases for retail locations from third parties, including the acquired favorable lease rights in its acquisition of 138 Deal$ stores (see Note 10). The Company’s favorable lease rights are amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2016. The weighted average life remaining on the favorable lease rights at February 3, 2007 is 54 months.

Amortization expense related to the non-competition agreements and favorable lease rights was $4.4 million, $3.3 million and $1.6 million for the years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Estimated annual amortization expense for the next five years follows: 2007 - $4.8 million; 2008 - $3.4 million; 2009 - $1.8 million, 2010 - $1.2 million, and 2011 - $0.7 million.

Goodwill
In accordance with SFAS No. 142, goodwill is no longer being amortized, but is tested annually for impairment. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed its annual impairment testing in November 2006 and determined that no impairment loss existed.

Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 3, 2007 and January 28, 2006 consists of the following:

	February 3,	January 28,
(in millions)	2007	2006

Land	$29.4	$29.4
Buildings	154.7	154.7
Improvements	482.3	418.1
Furniture, fixtures and equipment	708.6	608.4
Construction in progress	38.3	29.3

Total property, plant and equipment	1,413.3	1,239.9

Less: accumulated depreciation and amortization	698.0	558.1

Total property, plant and equipment, net	$715.3	$681.8

Other Assets, Net
Other assets, net includes $39.2 million of restricted investments. The Company purchased these restricted investments to collateralize long-term insurance obligations. These investments replaced higher cost stand by letters of credit and surety bonds. These investments consist primarily of government-sponsored municipal bonds and auction rate securities, similar to our short-term investments. These investments are classified as available for sale and are recorded at fair value, which approximates cost.

Other Current Liabilities
Other current liabilities as of February 3, 2007 and January 28, 2006 consist of accrued expenses for the following:

	February 3,	January 28,
(in millions)	2007	2006

Compensation and benefits	$43.5	$22.2
Taxes (other than income taxes)	19.5	15.8
Insurance	26.8	28.1
Other	42.2	33.1

Total other current liabilities	$132.0	$99.2

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, other current assets, accounts payable and other current liabilities approximate fair value because of the short maturity of these instruments. The carrying values of other long-term financial assets and liabilities, excluding restricted investments, approximate fair value because they are recorded using discounted future cash flows or quoted market rates. Short-term investments and restricted investments are carried at fair value, which approximates cost, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The carrying value of the Company's long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

It is not practicable to estimate the fair value of the Company’s outstanding commitments for letters of credit and surety bonds without unreasonable cost.

NOTE 3 - INCOME TAXES

Total income taxes were allocated as follows:

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Income from continuing operations	$110.9	$101.3	$107.9
Accumulated other comprehensive income,
marking derivative financial
instruments to fair value	-	0.2	0.4
Stockholders' equity, tax benefit on
exercise of stock options	(5.6)	(1.2)	(2.1)
	$105.3	$100.3	$106.2

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Federal - current	$116.2	$108.1	$75.8
State - current	16.6	14.7	16.5
Total current	132.8	122.8	92.3

Federal - deferred	(19.1)	(20.6)	15.9
State - deferred	(2.8)	(0.9)	(0.3)
Total deferred	(21.9)	(21.5)	15.6

Provision for income taxes	$110.9	$101.3	$107.9

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax
benefit	3.3	3.4	3.6
Other, net	(1.7)	(1.6)	(1.1)
Effective tax rate	36.6%	36.8%	37.5%

The rate reduction in “other, net” in the above table consists primarily of benefits from the resolution of tax uncertainties, federal jobs credits and tax exempt interest in 2006, 2005 and 2004.

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

	February 3,	January 28,
	2007	2006

Deferred tax assets:
Accrued expenses	$33.5	$30.6
State tax net operating losses and credit
carryforwards, net of federal tax benefit	1.3	-
Accrued compensation expense	9.3	1.0
Valuation allowance	(1.3)	-
Total deferred tax assets	42.8	31.6

Deferred tax liabilities:
Intangible assets	(9.2)	(8.0)
Property and equipment	(14.3)	(34.9)
Prepaids	(9.0)	(1.2)
Other	(1.1)	(0.2)
Total deferred tax liabilities	(33.6)	(44.3)

Net deferred tax asset (liability)	$9.2	$(12.7)

A valuation allowance of $1.3 million, net of Federal tax benefits, has been provided principally for certain state net operating losses and credit carryforwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.

During 2006, the Company concluded an examination with the Internal Revenue Service (IRS) for calendar year 1999 through fiscal year 2003. The results of the examination were immaterial to the financial statements. Fiscal year 2004 and forward are open for examination by the IRS. In addition, several years are open to state income tax audits. Management believes that adequate provisions have been made for any additional taxes and interest thereon that might arise as a result of future IRS and state examinations related to these open years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
Future minimum lease payments under noncancelable stores and distribution center operating leases are as follows:

2007	$284.2
2008	246.0
2009	207.2
2010	161.5
2011	110.6
Thereafter	167.5

Total minimum lease payments	$1,177.0

       The above future minimum lease payments include amounts for leases that were signed prior to February 3, 2007 for stores that were not open as of February 3, 2007.

Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $2.3 million under operating leases.

Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Minimum rentals	$261.8	$225.8	$200.7
Contingent rentals	0.9	0.7	0.9

Non-Operating Facilities
The Company is responsible for payments under leases for certain closed stores. The Company was also responsible for payments under leases for two former distribution centers whose leases expired in June 2005 and September 2005. The Company accounts for abandoned lease facilities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. A facility is considered abandoned on the date that the Company ceases to use it. On this date, the Company records an expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income. Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded charges of $0.1 million, $0.3 million and $1.5 million in 2006, 2005 and 2004, respectively.

Related Parties
The Company also leases properties for six of its stores from partnerships owned by related parties. The total rental payments related to these leases were $0.5 million for each of the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Total future commitments under related party leases are $1.4 million.

Freight Services
The Company has contracted outbound freight services from various contract carriers with contracts expiring through January 2010. The total amount of these commitments is approximately $57.1 million, of which approximately $38.6 million is committed in 2007, $9.9 million is committed in 2008 and $8.6 million is committed in 2009.

Technology Assets
The Company has commitments totaling approximately $3.8 million to purchase store technology assets for its stores during 2007.

Letters of Credit
In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement. The agreement provides $125.0 million for letters of credit. In December 2004, the Company entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit. Letters of credit under both of these agreements are generally issued for the routine purchase of imported merchandise and approximately $84.8 million was committed to these letters of credit at February 3, 2007.

The Company also has approximately $29.4 million in stand-by letters of credit that serve as collateral for its high-deductible insurance programs and expire in fiscal 2007.

Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores. The total amount of the commitment is approximately $2.1 million, which is committed through various dates through fiscal 2008.

Contingencies
In 2003, the Company was served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hourly violations. The suit requested that the California state court certify the case as a class action. This suit was dismissed with prejudice in May 2005, and the dismissal was appealed. A California appeals court granted the appeal and the Company's petition for review to the California Supreme Court was denied. The case has been remanded to the trial court's where it will likely be consolidated with a companion suit which had been filed in the same court following the trial courts earlier dismissal. It is anticipated that the plaintiff will seek class certification which the Company will oppose.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods. They also allege other wage and hour violations. The plaintiffs requested the Court to certify classes for their various claims and the presiding judge recently did so with respect to two classes, one alleging that our Oregon employees, in violation of that state’s labor laws, were not paid for rest breaks and the other that upon termination of employment, employees were not tendered their final pay in a timely manner. Other claims of the plaintiffs were dismissed by an earlier Order of the Court and are being appealed by the plaintiffs. Discovery will ensue on the certified class issues; no trial is anticipated before the end of 2007.

In 2006, the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that we did not pay her final wages in a timely manner, also an alleged violation of the labor code. The plaintiff requested the court to certify the case as a class action. The Company has been successful in removing the case from state to the federal court level. The parties have reached a settlement and executed an Agreement which will be presented to the Court for its approval on April 24, 2007. The estimated has been accrued in the accompanying financial statements as of February 3, 2007.

In 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager. She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits. She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated. The Company’s motion requesting that the case be transferred from Alabama to Virginia was denied. The plaintiff now seeks entry of an Order allowing nationwide notice be sent to all store managers employed by the Company now or within the past three years. The Company is contesting entry of such an Order.

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

NOTE 5 - LONG-TERM DEBT

Long-term debt at February 3, 2007 and January 28, 2006 consists of the following:
	February 3,	January 28,
(in millions)	2007	2006

$450.0 million Unsecured Revolving Credit Facility,
interest payable monthly at LIBOR,
plus 0.475%, which was 5.8% at
February 3, 2007, principal payable upon
expiration of the facility in March 2009	$250.0	$250.0

Demand Revenue Bonds, interest payable monthly
at a variable rate which was 5.4% at
February 3, 2007, principal payable on
demand, maturing June 2018	18.8	19.0

Total long-term debt	268.8	269.0

Less current portion	18.8	19.0

Long-term debt, excluding current portion	$250.0	$250.0

Maturities of long-term debt are as follows: 2007 - $18.8 million and 2009 - $250.0 million.

Unsecured Revolving Credit Facility
In March 2004, the Company entered into a five-year Unsecured Revolving Credit Facility (the Facility). The Facility provides for a $450.0 million revolving line of credit, including up to $50.0 million in available letters of credit, bearing interest at LIBOR, plus 0.475%. The Facility also bears an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly. The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness. The Company used availability under the Facility to repay $142.3 million of variable-rate debt and to purchase short-term, state and local government-sponsored municipal bonds. The Company’s $150.0 million revolving credit facility (Old Facility) was terminated concurrent with entering into the Facility. The net debt issuance costs related to the Old Facility and the variable-rate debt totaling $0.7 million, were charged to interest expense in 2004.

Demand Revenue Bonds
On May 20, 1998, the Company entered into an unsecured Loan Agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19.0 million to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's distribution facility in Olive Branch, Mississippi. The Bonds do not contain a prepayment penalty as long as the interest rate remains variable. The Bonds contain a demand provision and, therefore, are classified as current liabilities.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

Non-Hedging Derivatives
At February 3, 2007, the Company was party to a derivative instrument in the form of an interest rate swap that does not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133 because it contains a knock-out provision. The swap creates the economic equivalent of a fixed rate obligation by converting the variable-interest rate to a fixed rate. Under this interest rate swap, the Company pays interest to a financial institution at a fixed rate, as defined in the agreement. In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the variable-rate obligation, excluding the credit spread. The interest rate on the swap is subject to adjustment monthly. No payments are made by either party for months in which the variable-interest rate, as calculated under the swap agreement, is greater than the "knock-out rate." The following table summarizes the terms of the interest rate swap:

Derivative	Origination	Expiration	Pay Fixed	Knock-out
Instrument	Date	Date	Rate	Rate
$18.8 million swap	4/1/99	4/1/09	4.88%	7.75%

This swap reduces the Company's exposure to the variable interest rate related to the Demand Revenue Bonds (see Note 5).

Hedging Derivative
The Company was party to one derivative instrument in the form of an interest rate swap that qualified for hedge accounting treatment pursuant to the provisions of SFAS No. 133.

In 2001, the Company entered into a $25.0 million interest rate swap agreement (swap) to manage the risk associated with interest rate fluctuations on a portion of the Company's variable interest entity debt. In March 2004, the Company repaid all of the variable interest entity debt with borrowings from the Facility (see Note 5). The Company redesignated this swap to borrowings under the Facility. This redesignation does not affect the accounting treatment used for this interest rate swap. The swap created the economic equivalent of fixed-rate debt by converting the variable-interest rate to a fixed-rate. Under this agreement, the Company paid interest to a financial institution at a fixed-rate of 5.43%. In exchange, the financial institution paid the Company at a variable-interest rate, which approximated the floating rate on the debt, excluding the credit spread. The interest rate on the swap was subject to adjustment monthly consistent with the interest rate adjustment on the debt. The swap expired in March 2006.

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at February 3, 2007 and January 28, 2006.

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
(in million, except per share data)	2007	2006	2005
Basic net income per share:
Net income	$192.0	$173.9	$180.3
Weighted average number of shares
outstanding	103.2	108.3	113.3

Basic net income per share	$1.86	$1.61	$1.59

Diluted net income per share:
Net income	$192.0	$173.9	$180.3
Weighted average number of shares
outstanding	103.2	108.3	113.3
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.6	0.4	0.7
Weighted average number of shares and
dilutive potential shares outstanding	103.8	108.7	114.0

Diluted net income per share	$1.85	$1.60	$1.58

At February 3, 2007, January 28, 2006 and January 29, 2005, respectively, 1.5 million, 3.4 million, and 1.5 million stock options are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

Comprehensive Income
The Company's comprehensive income reflects the effect of recording derivative financial instruments pursuant to SFAS No. 133. The following table provides a reconciliation of net income to total comprehensive income:

	Year Ended	Year Ended	Year Ended
	February 3,	January 28,	January 29,
(in millions)	2007	2006	2005

Net income	$192.0	$173.9	$180.3

Fair value adjustment-derivative
cash flow hedging instrument	-	0.6	1.0
Income tax expense	-	0.2	0.4
Fair value adjustment, net of tax	-	0.4	0.6

Amortization of SFAS No. 133
cumulative effect	-	-	-
Income tax benefit	-	-	-
Amortization of SFAS No. 133
cumulative effect, net of tax	-	-	-

Total comprehensive income	$192.0	$174.3	$180.9

The cumulative effect recorded in "accumulated other comprehensive income (loss)" is being amortized over the remaining lives of the related interest rate swaps.

Share Repurchase Programs
In March 2005, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s common stock through March 2008. During fiscal 2006, the Company repurchased 5,650,871 shares for approximately $148.2 million under the March 2005 authorization.

In November 2006, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This amount was in addition to the $27.0 million remaining on the March 2005 authorization. In December 2006, the Company entered into two agreements with a third party to repurchase approximately $100.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR).

The first $50.0 million was executed in an “uncollared” agreement. In this transaction the Company initially received 1,656,178 shares based on the market price of the Company’s stock of $30.19 as of the trade date (December 8, 2006). A weighted average price is calculated using stock prices from December 16, 2006 - March 8, 2007. This represents the calculation period for the weighted average price. If the weighted average market price, as defined in the agreement, during the calculation period is greater than the $30.19 price per share, the Company will deliver to the third party cash or shares of Common Stock (at the Company’s option) equal to the price difference. If the weighted average market price is less than $30.19 then the third party will deliver to Dollar Tree cash equal to the price difference. The weighted average market price of the Company’s common stock through February 3, 2007 was $31.00. Therefore, if the transaction had settled on February 3, 2007, the Company would have had to return 43,207 shares to the third party which were included in the Company’s weighted average dilutive potential common shares outstanding calculation. The weighted average stock price of the Company’s common stock as defined in the “uncollared” agreement as of March 8, 2007 (termination date) was $32.17. The Company paid the third party an additional $3.3 million on March 8, 2007 for the 1,656,178 shares delivered under this agreement

The remaining $50.0 million relates to a “collared” agreement in which the Company initially received 1,500,703 shares on December 8, 2006, representing the minimum number of shares under the agreement. The maximum number of shares that can be received under the agreement is 1,693,101. The number of shares is determined based on the weighted average market price of the Company’s common stock during the same calculation period as defined in the “uncollared” agreement. The weighted average market price through February 3, 2007 as defined in the “collared” agreement was $30.80. Therefore, if the transaction had settled on February 3, 2007, the Company would have received an additional 122,742 shares under the “collared” agreement. Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive. Based on the weighted average price as of February 3, 2007 of $30.80, there is approximately $3.8 million of the $50.0 million related to the “collared” agreement that is recorded as a reduction to stockholders’ equity pending final settlement of the agreement. The weighted average stock price of the Company’s common stock as defined in the “collared” agreement as of March 8, 2007 (termination date) was $31.97. The Company received an additional 63,525 shares on March 8, 2007 under this agreement.

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

Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated statements of operations were as follows:

Year Ended February 3, 2007	$16.8 million
Year Ended January 28, 2006	6.9 million
Year Ended January 29, 2005	8.5 million

Eligible employees hired prior to January 1, 2007 are immediately vested in the Company's profit sharing contributions.  Eligible employees hired subsequent to January 1, 2007 vest in the Company's profit sharing contributions based on the following schedule:

•	25% after three years of service
•	50% after four years of service
•	100% after five years of service

    All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.

Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts. The plan is a nonqualified plan and the Company may make discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death. Total cumulative participant deferrals were approximately $2.3 million and $2.0 million, respectively, at February 3, 2007 and January 28, 2006 and are included in "other liabilities" on the accompanying consolidated balance sheets. The related assets are included in "other assets, net" on the accompanying consolidated balance sheets. The Company made no discretionary contributions in the years ended February 3, 2007, January 28, 2006, and January 29, 2005.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

At February 3, 2007, the Company has eight stock-based compensation plans. Each plan and the accounting method are described below.

Fixed Stock Option Compensation Plans
Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 1,047,264 shares of Common Stock in 1993 and 1,048,289 shares in 1994. Options granted under the SOP have an exercise price of $0.86 and are fully vested at the date of grant.

Under the 1995 Stock Incentive Plan (SIP), the Company granted options to its employees for the purchase of up to 12.6 million shares of Common Stock. The exercise price of each option equaled the market price of the Company's stock at the date of grant, unless a higher price was established by the Board of Directors, and an option's maximum term is 10 years. Options granted under the SIP generally vested over a three-year period. This plan was terminated on July 1, 2003 and replaced with the Company’s 2003 Equity Incentive Plan, discussed below.

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

Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 247,500 shares were granted to five former officers of 98 Cent Clearance Center who were serving as employees or consultants of the Company following the merger. The options were granted as consideration for entering into non-competition agreements and a consulting agreement. The exercise price of each option equals the market price of the Company's stock at the date of grant, and the options' maximum term is 10 years. Options granted under the Special Plan vested over a five-year period. As of February 3, 2007, 240,000 of these options are still outstanding.

The 2003 Equity Incentive Plan (EIP) replaces the Company's SIP discussed above. Under the EIP, the Company may grant up to 6.0 million shares of its Common Stock, plus any shares available for future awards under the SIP, to the Company’s employees, including executive officers and independent contractors. The EIP permits the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock. The exercise price of each stock option granted equals the market price of the Company’s stock at the date of grant. The options generally vest over a three-year period and have a maximum term of 10 years.

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

Any restricted stock or RSUs awarded are subject to certain general restrictions. The restricted stock shares or units may not be sold, transferred, pledged or disposed of until the restrictions on the shares or units have lapsed or have been removed under the provisions of the plan. In addition, if a holder of restricted shares or units ceases to be employed by the Company, any shares or units in which the restrictions have not lapsed will be forfeited.

The 2003 Non-Employee Director Stock Option Plan (NEDP) provides non-qualified stock options to non-employee members of the Company's Board of Directors. The stock options are functionally equivalent to such options issued under the EIP discussed above. The exercise price of each stock option granted equals the market price of the Company’s stock at the date of grant. The options generally vest immediately.

The 2003 Director Deferred Compensation Plan permits any of the Company's directors who receive a retainer or other fees for Board or Board committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of the Company's common stock, or to receive all or a portion of such fees in non-statutory stock options. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the current market price of a share of the Company's common stock. The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of the Company's common stock. The exercise price will equal the fair market value of the Company's common stock at the date the option is issued. The options are fully vested when issued and have a term of 10 years.

Stock Options
In 2006, the Company granted a total of 342,216 stock options from the EIP, EOEP and the NEDP. For these options, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of these options of $3.4 million, net of expected forfeitures, is being recognized over the 3-year vesting period of these options, or a shorter period based on the retirement eligibility of the grantee. All options granted to directors vest immediately and are expenses on the grant date.  During 2006, the Company recognized $1.3 million of expense related to the 2006 option grants. As of February 3, 2007, there was approximately $2.1 million of total unrecognized compensation expense related to these stock options which is expected to be recognized over a weighted average period of 26 months. The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. For proforma disclosures required under FAS 123, the fair value of option awards in 2005 and 2004 was also calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option pricing model for grants in 2006, 2005 and 2004 are as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Expected term in years	6.0	4.7	5.3
Expected volatility	30.2%	48.7%	59.8%
Annual dividend yield	-	-	-
Risk free interest rate	4.8%	3.7%	3.7%
Weighted average fair value of options
granted during the period	$10.93	$11.27	$14.27
Options granted	342,216	320,220	1,682,572

The following tables summarize the Company's various option plans and information about options outstanding at February 3, 2007 and changes during the 53 weeks then ended.

Stock Option Activity

	February 3, 2007
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)

Outstanding, beginning of period	5,990,757	$5.60
Granted	342,216	27.67
Exercised	(1,725,593)	21.70
Forfeited	(141,339)	29.23
Outstanding, end of period	4,466,041	$25.96	5.6	$25.8

Options vested and expected to vest
at February 3, 2007	4,431,978	$25.95	5.6	$25.7

Options exercisable at end of period	4,126,874	$25.83	5.3	$24.4

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at February 3,	Remaining	Exercise	at February 3,	Exercise
Prices	2007	Contractual Life	Price	2007	Price

$0.86	7,264	N/A	0.86	7,264	0.86
$2.95 to $10.98	7,174	0.1	9.93	7,174	9.93
$10.99 to $21.28	777,807	5.1	19.18	777,807	19.18
$21.29 to $29.79	2,511,244	5.8	25.26	2,172,077	24.90
$29.80 to $42.56	1,162,552	5.0	32.26	1,162,552	32.26

$0.86 to $42.56	4,466,041			4,126,874

The intrinsic value of options exercised during 2006, 2005 and 2004 was approximately $13.1 million, $2.8 million and $5.7 million, respectively.

Restricted Stock
The Company granted 277,347 and 252,936 RSUs, net of forfeitures in 2006 and 2005, respectively, from the EIP and the EOEP to the Company’s employees and officers. The fair value of all of these RSUs of $13.9 million is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee. The fair value was determined using the Company’s closing stock price on the date of grant. The Company recognized $4.5 million of expense related to the RSUs during 2006. As of February 3, 2007, there was approximately $7.8 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted average period of 24 months. In 2005, the Company recognized approximately $1.6 million of expense for the RSUs granted in 2005.

In 2005, the Company granted 40,000 RSUs from the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2005 and future service of these officers through various points through July 2007. The Company met these performance targets in fiscal 2005; therefore, the fair value of these RSUs of $1.0 million is being expensed over the service period. The fair value of these RSUs was determined using the Company’s closing stock price January 28, 2006 (the last day of fiscal 2005), when the performance targets were satisfied. The Company recognized $0.3 million of expense related to these RSUs in 2006. The remaining $0.1 million will be recognized over the vesting periods through July 2007. In 2005, the Company recognized $0.7 million of expense for these RSUs.

In 2006, the Company granted 6,000 RSUs from the EOEP and the EIP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2006 and future service of the these officers through fiscal 2006. The Company met these performance targets in fiscal 2006; therefore, the Company recognized the fair value of these RSUs of $0.2 million during fiscal 2006. The fair value of these RSUS was determined using the Company’s closing stock price on the grant date in accordance with SFAS 123R.

The following table summarizes the status of RSUs as of February 3, 2007, and changes during the 53 weeks then ended:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Nonvested at January 28, 2006	295,507	$25.00
Granted	292,697	27.69
Vested	(107,097)	25.02
Forfeited	(24,330)	26.63
Nonvested at February 3, 2007	456,777	$26.57

In connection with the vesting of RSUs in 2006, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $1.0 million.

Employee Stock Purchase Plan
Under the Dollar Tree Stores, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 1,040,780 shares of common stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 917,883 shares as of February 3, 2007.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Expected term	3 months	3 months	3 months
Expected volatility	13.1%	12.0%	15.6%
Annual dividend yield	-	-	-
Risk free interest rate	4.8%	3.9%	2.1%

The weighted average per share fair value of those purchase rights granted in 2006, 2005 and 2004 was $4.59, $4.11 and $4.93, respectively.

NOTE 10 - ACQUISITION
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

The Company paid approximately $32.0 million for store-related and other assets and $22.1 million for inventory. This amount includes approximately $0.6 million of direct costs associated with the acquisition. The results of Deal$ store operations are included in the Company’s financial statements since the acquisition date and did not have a significant impact on the Company’s operating results in 2006. This acquisition is immaterial to the Company’s operations as a whole and therefore no proforma disclosure of financial information has been presented. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired.

(In millions)
Inventory	$22.1
Other current assets	0.1
Property and equipment	15.1
Goodwill	14.6
Other intangibles	2.2
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

NOTE 11 - INVESTMENT

In 2003, the Company paid $4.0 million to acquire a 10.5% fully diluted interest in Ollie's Holdings, Inc. (Ollie's), a multi-price point discount retailer located in the mid-Atlantic region. In addition, the SKM Equity Fund III, L.P. (SKM Equity) and SKM Investment Fund (SKM Investment) acquired a combined fully diluted interest in Ollie's of 53.1%. Two of the Company's directors, Thomas Saunders and John Megrue, are principal members of SKM Partners, L.L.C., which serves as the general partner of SKM Equity. John Megrue is also a principal member of Apax Partners, L.P., which serves as the general partner for SKM Investment. The $4.0 million investment in Ollie's is accounted for under the cost method of accounting and is included in "other assets" in the accompanying consolidated balance sheets.

NOTE 12 - SUBSEQUENT EVENT

On March 29, 2007, the Company entered into an agreement with a third party to repurchase approximately $150.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement. The entire $150.0 million was executed under a “collared” agreement. Within two weeks of the March 29, 2007 execution date, the Company will receive the minimum number of shares. Up to four months after the initial execution date, the Company will receive additional shares from the third party depending on the volume weighted average price of the Company’s common shares during that period, subject to the maximum share delivery provisions of the agreement.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2006 and 2005. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter (2)

Fiscal 2006:
Net sales	$856.5	$883.6	$910.4	$1,318.9
Gross profit	286.1	293.3	307.5	470.3
Operating income	53.5	48.2	53.5	155.6
Net income	32.9	29.0	32.5	97.6
Diluted net income per share	0.31	0.28	0.32	0.96
Stores open at end of quarter	3,119	3,156	3,192	3,219
Comparable store net sales change	4.0%	4.2%	4.0%	5.5%

Fiscal 2005:
Net sales	$749.1	$769.0	$796.8	$1,079.0
Gross profit	254.2	261.5	276.3	380.4
Operating income	48.2	46.8	52.3	136.6
Net income	29.0	27.3	31.1	86.5
Diluted net income per share	0.26	0.25	0.29	0.81
Stores open at end of quarter	2,791	2,856	2,899	2,914
Comparable store net sales change	(3.7%)	(1.5%)	(1.0%)	1.0%

(1) Easter was observed on April 16, 2006 and March 27, 2005
(2) Fiscal 2006 contains 14 weeks ended February 3, 2007 while
Fiscal 2005 contains 13 weeks ended January 28, 2006

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

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of February 3, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of February 3, 2007, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report appears below.

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

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dollar Tree Stores, Inc. (the Company) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

To Table of Contents

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 3, 2007, and our report dated April 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Norfolk, Virginia
April 2, 2007

Item 9B. OTHER INFORMATION

    On March 29, 2007, the Company entered into an Amended and Restated Severance Agreement (filed as Exhibit 10.6 to this Annual Report on Form 10-K) with Robert H. Rudman, the Company’s Chief Merchandising Officer. This agreement provides for a salary continuation for one year as severance should the Company terminate Mr. Rudman’s employment for any reason other than “cause” (as defined in the Agreement), death, permanent disability or retirement. This Agreement is no longer effective if his employment terminates on or after May 26, 2008. As previously disclosed in our Current Report on Form 8-K filed on March 20, 2007, Mr. Rudman is also a party to a Change in Control Retention Agreement in the form filed as Exhibit 10.1 to the Form 8-K report.

PART III

Item 10. DIRECTORS , EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 21, 2007, under the caption "Election of Directors."

Information set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

The information concerning our code of ethics required by this Item is incorporated by reference to Dollar Tree Stores, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 21, 2007, under the caption "Code of Business Conduct (Code of Ethics)."

To Table of Contents

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

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the caption "Certain Relationships, Related Transactions and Director Independence," is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth in the Proxy Statement under the caption "Principal Accounting Fees and Services," is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 29 of this Form 10-K.

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

To Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE STORES, INC.

DATE: April 4, 2007	By: /s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	April 4, 2007

/s/ Bob Sasser
Bob Sasser	Director, President and	April 4, 2007
Chief Executive Officer
(principal executive officer)

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	April 4, 2007

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	April 4, 2007

/s/ H. Ray Compton
H. Ray Compton	Director	April 4, 2007

/s/ Kent A. Kleeberger
Kent A. Kleeberger	Chief Financial Officer	April 4, 2007
(principal financial and
accounting officer)

/s/ Richard G. Lesser
Richard G. Lesser	Director	April 4, 2007

/s/ John F. Megrue
John F. Megrue	Director	April 4, 2007

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Director	April 4, 2007

/s/ Eileen R. Scott
Eileen R. Scott	Director	April 4, 2007

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	April 4, 2007

/s/ Alan L. Wurtzel
Alan L. Wurtzel	Director	April 4, 2007

Index to Exhibits

 3. Articles and Bylaws

3.1
Third Restated Articles of Incorporation of Dollar Tree Stores, Inc. (the Company), as amended (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, incorporated herein by this reference)

3.2	Third Restated Bylaws of the Company (Exhibit 99.1 to the Company’s December 15, 2005 Current Report on Form 8-K, incorporated herein by this reference)

10. Material Contracts

10.1	Accelerated Share Repurchase Program Collared Master Confirmation dated December 8, 2006 (filed herewith)

10.2	Accelerated Share Repurchase Program Non-Collared Master Confirmation dated December 8, 2006 (filed herewith)

10.3	Accelerated Share Repurchase Program Collared Supplemental Confirmation dated December 8, 2006 (filed herewith)

10.4	Accelerated Share Repurchase Program Non-Collared Supplemental Confirmation dated December 8, 2006 (filed herewith)

10.5
Salary and bonus arrangements for the Company’s executive officers for fiscal 2006 (as described in Item 1.01 of the Company’s March 21, 2006 Current Report on Form 8-K, incorporated herein by this reference)

10.6	Amended and Restated Severance Agreement between the Company and Robert H. Rudman dated March 29, 2007 (filed herewith)

21. Subsidiaries of the Registrant

21.1	Subsidiaries

23. Consents of Experts and Counsel

23.1	Independent Auditors' Consent

31. Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32. Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

 To Table of Contents