Form 10-Q
period 2007-05-05
DOLLAR TREE STORES INC
filed 2007-06-14
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended May 5, 2007

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

As of June 8, 2007, there were 98,341,499 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended
	May 5,	April 29,
(In millions, except per share data)	2007	2006

Net sales	$975.0	$856.5
Cost of sales	649.7	570.4
Gross profit	325.3	286.1

Selling, general and administrative
expenses	263.0	232.6

Operating income	62.3	53.5

Interest expense, net	1.6	0.9

Income before income taxes	60.7	52.6

Provision for income taxes	22.6	19.7

Net income	$38.1	$32.9

Net income per share:
Basic	$0.38	$0.31
Diluted	$0.38	$0.31

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 5,	February 3,	April 29,
(In millions)	2007	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$59.8	$85.0	$64.2
Short-term investments	128.7	221.8	223.2
Merchandise inventories	599.7	605.0	633.8
Other current assets	50.0	56.1	25.0
Total current assets	838.2	967.9	946.2

Property, plant and equipment, net	715.3	715.3	702.9
Intangibles, net	145.5	146.6	144.8
Other assets, net	63.9	52.4	43.9

TOTAL ASSETS	$1,762.9	$1,882.2	$1,837.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18.8	$18.8	$19.0
Accounts payable	186.7	198.1	187.3
Other current liabilities	110.1	132.0	103.7
Income taxes payable	9.9	43.3	34.5
Total current liabilities	325.5	392.2	344.5

Long-term debt, excluding current portion	250.0	250.0	250.0
Other liabilities	89.5	72.3	75.9

Total liabilities	665.0	714.5	670.4

Shareholders' equity	1,097.9	1,167.7	1,167.4

Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,762.9	$1,882.2	$1,837.8

Common shares outstanding	97.6	99.6	105.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 5,	April 29,
(In millions)	2007	2006
Cash flows from operating activities:
Net income	$38.1	$32.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39.3	36.3
Other non-cash adjustments to net income	5.8	(5.5)
Changes in working capital	(52.7)	13.8
Net cash provided by operating activities	30.5	77.5

Cash flows from investing activities:
Capital expenditures	(39.7)	(42.5)
Purchase of short-term investments	(452.5)	(178.6)
Proceeds from sales of short-term investments	545.5	229.4
Purchase of Deal$ assets, net of cash acquired of $0.3	-	(50.8)
Acquisition of favorable lease rights	(0.1)	(0.1)
Net cash provided by (used in) investing activities	53.2	(42.6)

Cash flows from financing activities:
Principal payments under capital lease obligations	(0.1)	(0.1)
Payments for share repurchases	(153.3)	(47.8)
Proceeds from stock issued pursuant to stock-based
compensation plans	37.9	10.3
Tax benefit of stock options exercised	6.6	1.1
Net cash used in financing activities	(108.9)	(36.5)

Net decrease in cash and cash equivalents	(25.2)	(1.6)
Cash and cash equivalents at beginning of period	85.0	65.8
Cash and cash equivalents at end of period	59.8	$64.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amount capitalized	$6.2	$3.3
Income taxes	$44.5	$33.4

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 3, 2007 contained in the Company’s Annual Report on Form 10-K (Form 10-K) filed April 4, 2007.  The results of operations for the 13 weeks ended May 5, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2008.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 5, 2007 and April 29, 2006 and the results of its operations and cash flows for the periods presented.  The February 3, 2007 balance sheet information was derived from the audited consolidated financial statements as of that date.  The balance sheet at February 3, 2007 presented herein reflects an immaterial correction which increased other current assets and accounts payable by $8.9 million.

2. INCOME TAXES

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This Interpretation clarifies accounting for income tax uncertainties recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination.

The Company adopted the provisions of FIN 48 on February 4, 2007. As a result, the Company recognized a $0.6 million decrease to retained earnings.  The balance for unrecognized tax benefits at February 4, 2007, was $20.4 million. The total amount of unrecognized tax benefits at February 4, 2007, that, if recognized, would affect the effective tax rate was $14.1 million (net of the federal tax benefit). The Company does not expect a significant change in its unrecognized tax benefits between now and the end of fiscal year 2007.

The Company recognizes interest and certain penalties related to unrecognized tax benefits and penalties related to tax matters in “Provision for income taxes.” At February 4, 2007, the balance of interest accrued on unrecognized tax benefits and penalties related to tax matters was $3.3 million and $0.1 million, respectively.

The Internal Revenue Service completed its examination of the 1999 to 2003 consolidated federal income tax returns during 2006.  Several states are auditing the Company’s prior years’ tax returns.  In general, fiscal years 2004 and forward are within the statute of limitations for federal and state tax purposes.  The statute of limitations is still open prior to 2004 for several states.

3. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended
	May 5,	April 29,
(In millions, except per share data)	2007	2006
Basic net income per share:
Net income	$38.1	$32.9
Weighted average number of
shares outstanding	99.2	106.3
Basic net income per share	$0.38	$0.31

Diluted net income per share:
Net income	$38.1	$32.9
Weighted average number of
shares outstanding	99.2	106.3
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.8	0.5
Weighted average number of shares and
dilutive potential shares outstanding	100.0	106.8
Diluted net income per share	$0.38	$0.31

For the 13 weeks ended May 5, 2007 and April 29, 2006, approximately 0.5 million and 1.7 million stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

4. STOCK-BASED COMPENSATION

Stock-based compensation expense was $3.0 million and $1.0 million, respectively, during the 13 weeks ended May 5, 2007 and April 29, 2006.

Stock Options

In the 13 weeks ended May 5, 2007, the Company granted a total of 0.4 million stock options from the Equity Incentive Plan (EIP), Executive Officer Equity Plan (EOEP) and the Deferred Directors Compensation Plan.  The fair value of the 2007 options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years	6.0
Expected volatility	28.4%
Annual dividend yield	-
Risk free interest rate	4.5%

The estimated fair value of these stock options granted approximated $4.8 million, net of expected forfeitures and is being recognized over their three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. During the 13 weeks ended May 5, 2007, the Company recognized $0.5 million of expense related to these options.  The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.

The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.

During the 13 weeks ended May 5, 2007, approximately 1.5 million stock options were exercised yielding $36.8 million of cash proceeds and $6.6 million of tax benefits recognized as additional paid in capital.  In the 13 weeks ended April 29, 2006, approximately 0.5 million stock options were exercised yielding $9.8 million of cash proceeds and $1.1 million of tax benefits recognized as additional paid in capital.  The intrinsic value of options exercised during the 13 weeks ended May 5, 2007 and April 29, 2006 was approximately $17.4 million and $2.8 million, respectively.

Restricted Stock Units (RSU)

The Company granted approximately 0.3 million RSUs, net of forfeitures in the 13 weeks ended May 5, 2007 from the EIP and the EOEP to employees and officers.  The estimated $13.0 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $0.8 million of expense related to the RSUs for the 13 weeks ended May 5, 2007.

In the 13 weeks ended May 5, 2007, approximately 0.1 million RSUs vested and approximately 0.1 million shares net of taxes were issued.

5. SHAREHOLDERS’ EQUITY

Share Repurchase Program
On March 29, 2007, the Company entered into an agreement with Goldman Sachs to repurchase $150.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR).  The entire $150.0 million was executed under a “collared” agreement.  Under this agreement, the Company initially received 3.6 million shares through April 12, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that can be received under the agreement is 4.1 million.  The number of shares is determined based on the weighted average market price of the Company’s common stock during the four months after the initial execution date.  The weighted average market price through May 5, 2007 as defined in the “collared” agreement was $38.20.  Therefore, if the transaction had settled on May 5, 2007, the Company would have received an additional 0.4 million shares under the “collared” agreement.  Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive.  Based on the hedge period reference price of $38.27, there is approximately $13.6 million of the $150.0 million related to the agreement, as of May 5, 2007, that is recorded as a reduction to shareholders’ equity pending final settlement of the agreement.

The Company had approximately $273.4 million remaining under the $500.0 million November 2006 authorization as of May 5, 2007 after reflecting the impact of the aforementioned transaction.

6. LITIGATION MATTERS

In 2003, the Company was served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hourly violations.  The suit requested that the California state court certify the case as a class action.  This suit was dismissed with prejudice in May 2005, and the dismissal was appealed.  A California appeals court granted the appeal and the Company’s petition for review to the California Supreme Court was denied.  The case has been remanded to the trial court where it will likely be consolidated with a companion suit which had been filed in the same court following the trial court’s earlier dismissal.  It is anticipated that the plaintiff will seek class certification which the Company will oppose.

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

In 2006, the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the court to certify the case as a class action.  The Company has been successful in removing the case from the state to the federal court level. The parties have reached a settlement and executed an Agreement which will be presented to the Court for its approval. The estimated settlement amount has been accrued in the accompanying condensed consolidated financial statements as of May 5, 2007 and February 3, 2007.

In 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  The Company’s motion requesting that the case be transferred from Alabama to Virginia was denied.  Plaintiff sought and received from the Court of an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by the Company now or within the past three years.  Such notice has been mailed and each involved person will determine whether he or she wishes to opt-in to the class as a plaintiff.  The Company intends at the appropriate time to challenge any effort by the opt-in plaintiffs to be certified as a class.

In 2007, the Company was served with a lawsuit filed in federal court in the state of California by one present and one former store manager.   They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California based store managers.  The Company responded with a motion to dismiss which has not yet been heard by the court.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added for the remainder of 2007 and their performance compared with other store sizes;

•	the effect of a slight shift in merchandise mix to consumables and the roll-out of freezers and coolers on gross profit margin and sales;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including future changes in minimum wage rates, shipping rates and fuel costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the impact, capacity, performance and cost of our existing distribution centers;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong;

•	costs of pending and possible future legal and tax claims.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed April 4, 2007.  Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	Our profitability is especially vulnerable to cost increases.

•	Our profitability is affected by the mix of products we sell.

•	We may be unable to expand our square footage as profitably as planned.

•	A downturn in economic conditions could adversely affect our sales.

•	Our sales and profits rely on imported merchandise, which may increase in cost or become unavailable.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Pressure from competitors may reduce our sales and profits.

•	The resolution of certain legal and tax matters could have a material adverse effect on our results of operations, accrued liabilities and cash.

•	Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt that may be in shareholders’ best interest.

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

Overview

Our net sales are derived from the sale of merchandise, usually at the point of sale.  Two major factors tend to affect our net sales trends.  First is our success at opening new stores or adding new stores through mergers or acquisitions.  Second is the performance of stores once they are open.  Sales vary at our existing stores from one year to the next.  We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared beginning after the first fifteen months of operation.  We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales.  The term “expanded” also includes stores that are relocated.

At May 5, 2007 we operated 3,280 stores in 48 states, with 27.0 million selling square feet compared to 3,119 stores with 25.0 million selling square feet at April 29, 2006.  During the 13 weeks ended May 5, 2007, we opened 75 stores, expanded 27 stores and closed 14 stores, compared to 74 stores opened, 30 stores expanded and 7 stores closed during the 13 weeks ended April 29, 2006.  In addition, we acquired 138 Deal$ stores on March 25, 2006.  As of the end of the first quarter, we are behind our internal plans for new store openings for the year, however we expect to make up this deficit during the year and are still expecting to achieve our approximate 10% square footage growth target for fiscal 2007.  In the 13 weeks ended May 5, 2007, we added approximately 0.7 million selling square feet, of which approximately 0.2 million was added through expanding existing stores.  The average size of stores opened during the 13 weeks ended May 5, 2007 was approximately 8,200 selling square feet (or about 10,400 gross square feet).  For the remainder of 2007, we continue to plan to open stores around 9,000 selling square feet (or about 11,000 gross square feet).  We believe that this size store is our optimal size operationally and that this size also gives the customer an improved shopping environment that invites them to shop longer and buy more.

For the 13 weeks ended May 5, 2007, comparable store net sales increased 5.8%.  The comparable store net sales increase was the result of a 2.7% increase in the number of transactions and 3.1% in transaction size, compared to the 13 weeks ended April 29, 2006.  We believe comparable store net sales were positively affected by a number of our initiatives over the past year, including expansion of forms of payment accepted by our stores and the roll-out of freezers and coolers to more of our stores.  During 2006 we completed the roll-out of pin debit card acceptance to all of our stores, which has also enabled us to accept Electronic Benefit Transfer cards.  We now accept food stamps in approximately 700 qualified stores.  We believe the expansion of forms of payment accepted by our stores has helped increase the average transaction size in our stores.

We continued to experience a slight shift in the mix of merchandise sold to more consumables which we believe increases the traffic and the efficiency in our stores; however, this merchandise has lower margins. The negative impact from the planned shift toward more consumables was smaller in the first quarter 2007 than in 2006.  The smaller negative impact in the first quarter was due to a higher sell through of higher margin Easter items in the current year as compared to prior year. The planned shift in mix to more consumables is partially the result of the roll-out of freezers and coolers to more stores in 2006 and 2007.  At May 5, 2007 we had freezers and coolers in approximately 740 stores compared to approximately 250 at April 29, 2006.  We plan to add freezers and coolers to approximately 140 more stores during 2007, which will continue to pressure margins for the remainder of the year.  However, we believe that this will enable us to increase sales and earnings in the future by increasing the number of shopping trips made by our customers.

Our point-of-sale technology is now in all of our stores, and this technology provides us with valuable sales and inventory information to assist our buyers and improve merchandise allocation to the stores.  We believe that it has enabled us to better control our inventory, resulting in more efficient distribution and store operations and increased inventory turnover.  Using the data captured at the point of sale has enabled us to better plan our inventory purchases and helped us reduce our inventory investment per store by approximately 10.0% at May 5, 2007 compared to April 29, 2006.

On May 25, 2007, the President signed legislation that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour over the next two years.  We do not expect this legislation to have a material effect on our operations for fiscal 2007.

We estimate that sales for the second quarter of 2007 will be in the range of $960 million to $985 million and earnings per diluted share will be in the range of $0.29 to $0.32.  For fiscal 2007, we estimate sales will be in the range of $4.28 billion to $4.38 billion and diluted earnings per share will be in the range of $2.00 to $2.12.  Guidance for the second quarter of 2007 and full year fiscal 2007 is based on low single digit comparable store net sales growth.  The guidance for earnings per share for fiscal 2007 reflects the impact of approximately $210.0 million of share repurchases.  During the 13 weeks ended May 5, 2007, we repurchased approximately 3.6 million shares for approximately $153.3 million.

Results of Operations

13 Weeks Ended May 5, 2007 Compared to the 13 Weeks Ended April 29, 2006

Net sales.  Net sales increased 13.8%, or $118.5 million, over last year’s first quarter resulting from sales in our new and expanded stores, including 138 Deal$ stores acquired in March 2006.  Our sales increase was also impacted by a 5.8% increase in comparable store net sales in the current quarter.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended May 5, 2007 the gross profit margin was 33.4% which is flat compared to the first quarter of 2006.   While the rate was flat, there were fluctuations in the following categories:

•
Merchandise costs, including inbound freight, decreased 10 basis points due to a better sell through of higher margin seasonal merchandise in the current year, partially offset by increases in diesel fuel costs.

•
The aforementioned improvement was offset by a 10 basis point increase in occupancy costs resulting from a higher occupancy rate for the Deal$ stores as compared to the Dollar Tree stores.   This increase was partially offset by the leverage associated with the positive comparable store net sales in the current quarter.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 27.0%, as a percentage of net sales, compared to 27.2% for the same period last year.  This decrease was primarily due to the following:

•
A 10 basis point decrease in operating and corporate expense due to lower advertising costs in the current year as a result of the increased use of lower cost print advertising and less high cost radio and television advertising as compared to last year’s first quarter.  Store supplies expense also decreased in the current quarter due to lower materials costs in the current year.  These decreases were partially offset by increased debit fees due to increased debit transactions in the current year and increased legal costs as compared to prior year.

•
The selling, general and administrative component of depreciation expense also decreased 10 basis points as a result of the leverage associated with the increase in comparable store net sales in the current quarter.

Operating Income.  Due to the reasons discussed above, operating income increased as a percentage of net sales to 6.4% in the first quarter of 2007 compared to 6.2% in the same period of 2006.

Income Taxes.  Our effective tax rate was 37.2% in the first quarter of 2007 compared to 37.4% for the same period last year.  The decreased tax rate for 2007 was the result of work opportunity tax credits in the current year quarter that were not available until later in the year in 2006.

Liquidity and Capital Resources

Our business requires capital to open new stores, expand our distribution network and operate our existing business.  Our working capital requirements for our existing business are seasonal in nature and typically reach their peak in the months of September and October.  Historically, we have satisfied our seasonal working capital requirements and funded our store opening and expansion programs from internally generated funds and borrowings under our credit facilities.

The following table compares cash flow information for the 13 weeks ended May 5, 2007 and April 29, 2006:

	13 Weeks ended
	May 5,	April 29,
(In millions)	2007	2006
Net cash provided by (used in):

Operating activities	$30.5	$77.5

Investing activities	53.2	(42.6)

Financing activities	(108.9)	(36.5)

The $47.0 million decrease in cash provided by operating activities was primarily due to the increased payout of incentive compensation and profits sharing accrued at the beginning of the current year and paid out in the quarter as compared to the prior year and increased tax payments made in the first quarter of 2007.  These uses of operating cash were partially offset by improved earnings before depreciation and amortization in the current year.

In the current year, investing activities provided cash of $53.2 million compared to uses of cash totaling $42.6 million in the prior year quarter.   The $95.8 million change is the result of $50.8 million in payments to acquire Deal$ assets in the prior year and increased proceeds from short-term investments in the current year to help fund the current year accelerated stock buyback program.

The $72.4 million increase in cash used in financing activities resulted primarily from increased share repurchases in the current year, partially offset by increased proceeds from stock option exercises and related tax benefits in the current year.

 At May 5, 2007, our long-term borrowings were $268.8 million and our capital lease commitments were $0.6 million.  As of May 5, 2007, we had $200.0 million available under our revolving credit facility.  We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $85.2 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 5, 2007.

On March 29, 2007, we entered into an agreement with Goldman Sachs to repurchase $150.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR).The entire $150.0 million was executed under a “collared” agreement.  Under this agreement, we initially received 3.6 million shares through April 12, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that can be received under the agreement is 4.1 million.  The number of shares is determined based on the weighted average market price of our common stock during the four months after the initial execution date.  The weighted average market price through May 5, 2007 as defined in the “collared” agreement was $38.20.  Therefore, if the transaction had settled on May 5, 2007, we would have received an additional 0.4 million shares under the “collared” agreement.  Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive.  Based on the hedge period reference price of $38.27, there is approximately $13.6 million of the $150.0 million related to the agreement, as of May 5, 2007, that is recorded as a reduction to shareholders’ equity pending final settlement of the agreement.

We had approximately $273.4 million remaining under the $500.0 million November 2006 authorization as of May 5, 2007 after reflecting the impact of the aforementioned agreement.

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

Interest Rate Risk

The following table summarizes the financial terms and fair values of our interest rate swap agreement at May 5, 2007:

	Receive	Pay	Knockout		Fair Value
Hedging Instrument	Variable	Fixed	Rate	Expiration	Asset
$18.8 million interest rate swap	LIBOR	4.88%	7.75%	4/1/2009	$0.0 million

Due to the many variables involved in determining the fair value, management is not able to predict the changes in fair value of our interest rate swap.  The fair value is the estimated amount we would pay or receive to terminate the agreement as of the reporting date.  The fair value is obtained from an outside financial institution.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no material changes in our internal control over financial reporting during the quarter ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2006, we were served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the court to certify the case as a class action.  We have been successful in removing the case from state to the federal court level.  The parties have reached a settlement and executed an Agreement which will be presented to the Court for its approval. The estimated settlement amount has been accrued in the accompanying condensed consolidated financial statements as of May 5, 2007 and February 3, 2007.

In 2006, we were served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  Our motion requesting that the case be transferred from Alabama to Virginia has been denied.  Plaintiff sought and received from the Court of an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by us now or within the past three years.  Such notice has been mailed and each involved person will determine whether he or she wishes to opt-in to the class as a plaintiff.  We intend at the appropriate time, to challenge any effort by the opt-in plaintiffs to be certified as a class.

In 2007, we were served with a lawsuit filed in federal court in the state of California by one present and one former store manager.   They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California based store managers.  We responded with a motion to dismiss which has not yet been heard by the court.

We will vigorously defend ourselves in these lawsuits.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on April 4, 2007.

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended May 5, 2007.

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans or
	of shares	price paid	announced plans	programs
Period	purchased	per share	or programs	(in millions)
February 4, 2007 to March 3, 2007	-	$-	-	$426.7
March 4, 2007 to April 7, 2007	2,619,687	38.20	2,619,687	273.4
April 8, 2007 to May 5, 2007	1,007,268	38.20	1,007,268	273.4
Total	3,626,955	$38.20	3,626,955	$273.4

In March 2007, we entered into an agreement with Goldman Sachs to repurchase approximately $150.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR). The $150.0 million is reflected in the table above.  As of May 5, 2007, of the $150.0 million that is recorded as a reduction to shareholders’ equity, approximately $13.9 million is pending final settlement of the ASR.  We paid Goldman Sachs an additional $3.3 million in the first quarter of 2007 for the shares delivered under the “uncollared” portion of the agreement from the December 2006 $100.0 million ASR, which is included in the table above. See additional discussion of the ASR in the Liquidity and Capital Resource section of, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found elsewhere in this report.

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

DOLLAR TREE STORES, INC.

Date: June 14, 2007	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer (principal financial and accounting officer)