Form 10-Q
period 2007-08-04
DOLLAR TREE STORES INC
filed 2007-09-12
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended August 4, 2007

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

As of September 6, 2007, there were 95,179,056 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In millions, except per share data)	2007	2006	2007	2006

Net sales	$971.2	$883.6	$1,946.2	$1,740.1
Cost of sales	644.6	590.3	1,294.3	1,160.7
Gross profit	326.6	293.3	651.9	579.4

Selling, general and administrative
expenses	273.2	245.1	536.2	477.7

Operating income	53.4	48.2	115.7	101.7

Interest expense, net	1.6	1.9	3.2	2.8

Income before income taxes	51.8	46.3	112.5	98.9

Provision for income taxes	19.2	17.3	41.8	37.0

Net income	$32.6	$29.0	$70.7	$61.9

Net income per share:
Basic	$0.33	$0.28	$0.72	$0.59
Diluted	$0.33	$0.28	$0.71	$0.59

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4,	February 3,	July 29,
(In millions)	2007	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$43.5	$85.0	$49.0
Short-term investments	144.0	221.8	131.4
Merchandise inventories	651.7	605.0	671.0
Other current assets	53.6	56.1	23.5
Total current assets	892.8	967.9	874.9

Property, plant and equipment, net	725.4	715.3	710.5
Intangibles, net	148.9	146.6	145.6
Other assets, net	69.9	52.4	44.3

TOTAL ASSETS	$1,837.0	$1,882.2	$1,775.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18.5	$18.8	$18.8
Accounts payable	230.7	198.1	211.8
Other current liabilities	138.5	132.0	105.3
Income taxes payable	0.7	43.3	5.0
Total current liabilities	388.4	392.2	340.9

Long-term debt, excluding current portion	250.0	250.0	250.0
Other liabilities	95.3	72.3	70.6

Total liabilities	733.7	714.5	661.5

Shareholders' equity	1,103.3	1,167.7	1,113.8

Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,837.0	$1,882.2	$1,775.3

Common shares outstanding	97.0	99.6	102.0

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 4,	July 29,
(In millions)	2007	2006
Cash flows from operating activities:
Net income	$70.7	$61.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	78.3	74.1
Other non-cash adjustments to net income	4.1	(7.9)
Changes in working capital	(58.0)	(22.7)
Net cash provided by operating activities	95.1	105.4

Cash flows from investing activities:
Capital expenditures	(88.9)	(88.6)
Purchase of short-term investments	(790.5)	(346.8)
Proceeds from sales of short-term investments	868.3	489.3
Purchase of Deal$ assets, net of cash acquired of $0.3	-	(54.1)
Acquisition of favorable lease rights	(4.8)	(1.1)
Net cash used in investing activities	(15.9)	(1.3)

Cash flows from financing activities:
Principal payments under capital lease obligations	(0.4)	(0.5)
Payments for share repurchases	(198.0)	(136.4)
Proceeds from stock issued pursuant to stock-based
compensation plans	65.3	14.7
Tax benefit of stock options exercised	12.4	1.3
Net cash used in financing activities	(120.7)	(120.9)

Net decrease in cash and cash equivalents	(41.5)	(16.8)
Cash and cash equivalents at beginning of period	85.0	65.8
Cash and cash equivalents at end of period	$43.5	$49.0
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9.3	$5.9
Income taxes	$66.3	$86.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 3, 2007 contained in the Company’s Annual Report on Form 10-K (Form 10-K) filed April 4, 2007.  The results of operations for the 13 and 26 weeks ended August 4, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2008.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of August 4, 2007 and July 29, 2006 and the results of its operations and cash flows for the periods presented.  The February 3, 2007 balance sheet information was derived from the audited consolidated financial statements as of that date.  The balance sheet at February 3, 2007 presented herein reflects an immaterial correction which increased other current assets and accounts payable by $8.9 million.

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

The Company recognizes potential interest and penalties related to unrecognized tax benefits in “Provision for income taxes.”  At February 4, 2007, the balance of interest accrued on unrecognized tax benefits and penalties related to tax matters was $3.3 million and $0.1 million, respectively.

The Internal Revenue Service completed its examination of the 1999 to 2003 consolidated federal income tax returns during 2006.  Several states are auditing the Company’s prior years’ tax returns.  In general, fiscal years 2004 and forward are within the statute of limitations for federal and state tax purposes.  The statute of limitations is still open prior to 2004 for several states.

3. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In millions, except per share data)	2007	2006	2007	2006
Basic net income per share:
Net income	$32.6	$29.0	$70.7	$61.9
Weighted average number of
shares outstanding	98.2	103.7	98.7	105.0
Basic net income per share	$0.33	$0.28	$0.72	$0.59

Diluted net income per share:
Net income	$32.6	$29.0	$70.7	$61.9
Weighted average number of
shares outstanding	98.2	103.7	98.7	105.0
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.5	0.4	0.7	0.4
Weighted average number of shares and
dilutive potential shares outstanding	98.7	104.1	99.4	105.4
Diluted net income per share	$0.33	$0.28	$0.71	$0.59

For the 13 weeks ended August 4, 2007, substantially all of the stock options outstanding are included in the calculation of the weighted average number of shares.  For the 13 weeks ended July 29, 2006, approximately 2.0 million stock options are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.  For the 26 weeks ended August 4, 2007 and July 29, 2006, approximately 0.2 million and 1.8 million stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

4. STOCK-BASED COMPENSATION

Stock-based compensation expense was $2.8 million and $5.8 million, respectively, during the 13 and 26 weeks ended August 4, 2007.  Total stock-based compensation expense was $2.5 million and $3.5 million, respectively, during the 13 and 26 weeks ended July 29, 2006.

Stock Options

In the 26 weeks ended August 4, 2007, the Company granted a total of 0.4 million stock options from the Equity Incentive Plan (EIP), Executive Officer Equity Plan (EOEP) and the Deferred Directors Compensation Plan (DDCP).  The fair value of the 2007 options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years	6.0
Expected volatility	28.4%
Annual dividend yield	-
Risk free interest rate	4.5%

The estimated fair value of these stock options granted approximated $4.8 million, net of expected forfeitures and is being recognized over their three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. During the 13 and 26 weeks ended August 4, 2007, the Company recognized $0.4 million and $0.9 million, respectively, of expense related to these options.  During the 13 and 26 weeks ended August 4, 2007, the Company recognized $0.2 million and $0.5 million, of expense related to options granted prior to 2007.  The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.

The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.

During the 13 and 26 weeks ended August 4, 2007, approximately 1.0 million and 2.5 million stock options were exercised yielding $26.7 million and $63.5 million of cash proceeds and $5.9 million and $12.4 million of tax benefits recognized as additional paid in capital, respectively.  During the 13 and 26 weeks ended July 29, 2006, approximately 0.1 million and 0.6 million stock options were exercised yielding $3.5 million and $13.2 million of cash proceeds and $0.2 million and $1.3 million of tax benefits recognized as additional paid in capital, respectively.  The intrinsic value of options exercised during the 13 and 26 weeks ended August 4, 2007 was approximately $13.0 million and $30.4 million, respectively.  The intrinsic value of options exercised during the 13 and 26 weeks ended July 29, 2006 was approximately $0.6 million and $3.4 million, respectively.

Restricted Stock Units (RSU)

The Company granted approximately 0.3 million RSUs, net of forfeitures in the 26 weeks ended August 4, 2007 from the EIP and the EOEP to employees and officers.  The estimated $12.8 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $1.0 million and $1.8 million, respectively, of expense related to these RSUs for the 13 and 26 weeks ended August 4, 2007.  During the 13 and 26 weeks ended August 4, 2007, the Company recognized $1.0 million and $2.1 million, respectively, of expense related to RSUs granted prior to 2007.

In the 13 and 26 weeks ended August 4, 2007, approximately 0.1 million and 0.2 million RSUs vested, respectively and approximately 0.1 million shares net of taxes were issued for both periods.

5. SHAREHOLDERS’ EQUITY

Share Repurchase Program
On March 29, 2007, the Company entered into an agreement with Goldman Sachs to repurchase $150.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR).  The entire $150.0 million was executed under a “collared” agreement.  Under this agreement, the Company initially received 3.6 million shares through April 12, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that could have been received under the agreement was 4.1 million.  The number of shares was determined based on the weighted average market price of the Company’s common stock during the four months after the initial execution date.  The calculated weighted average market price through July 30, 2007, net of a predetermined discount, as defined in the “collared” agreement, was $40.78.  Therefore, on July 30, 2007, the Company received an additional 0.1 million shares under the “collared” agreement.

During the 13 weeks ended August 4, 2007, the Company also repurchased an additional 1.6 million shares for approximately $62.0 million.  Approximately 0.4 million of these shares totaling $17.2 million had not settled as of August 4, 2007, therefore these amounts have been accrued in the accompanying Condensed Consolidated Balance Sheet as of August 4, 2007.   The Company purchased another 0.3 million shares during the first week of the third quarter of 2007 for approximately $13.0 million.

On August 30, 2007, the Company entered into an agreement with Merrill Lynch to repurchase approximately $100.0 million of the Company’s common shares under an Accelerated

Share Repurchase Agreement.  The entire $100.0 million was executed under a “collared” agreement.  Within two weeks of the August 30, 2007 execution date, the Company will receive the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  Up to four and one-half months after the initial execution date, the Company will receive additional shares depending on the volume weighted average price of the Company’s common shares during that period, net of a predetermined discount, subject to the maximum share delivery provisions of the agreement.

Including the $100.0 million in share repurchases from this agreement, as of August 31, 2007, the Company has approximately $98.4 million remaining under the $500.0 million share repurchase program authorized by the Board of Directors in November 2006.

6. LITIGATION MATTERS

In 2003, the Company was served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hour violations.  The suit requested that the California state court certify the case as a class action.  The parties engaged in mediation and reached an agreement which will be presented to the Court for acceptance and certification of a class.  The estimated settlement amount has been accrued in the accompanying condensed consolidated financial statements as of August 4, 2007.

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

In 2006, the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the court to certify the case as a class action.  The Company has been successful in removing the case from the state to the federal court level. The parties have reached a settlement and executed an Agreement which will be presented to the Court for its approval.  The estimated settlement amount has been accrued in the accompanying condensed consolidated financial statements as of August 4, 2007 and February 3, 2007.

In 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  Plaintiff sought and received from the Court an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by the Company now or within the past three years.  Such notice has been mailed and each involved person will determine whether he or she wishes to opt-in to the class as a plaintiff.  The Company intends at the appropriate time to challenge any effort by the opt-in plaintiffs to be certified as a class.
In 2007, the Company was served with a lawsuit filed in federal court in the state of California by one present and one former store manager.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California based store managers.  The Company responded with a motion to dismiss which has not yet been heard by the court.  The Company was thereafter served with a second suit in a California state court which alleges essentially the same claims as those contained in the federal action and which likewise seeks class certification of all California store managers.  The Company has removed the case to the same federal court as the first suits, answered it and asked the Court to consolidate the two actions.

In 2007, the Company was served with a lawsuit filed in federal court in California by two former employees who allege they were not paid all wages due and owing for time worked, that they were not paid in a timely manner upon termination of their employment and that they did not receive accurate itemized wage statements.  They filed the suit as a class action and seek to include in the class all former company employees in the state of California.  The Company responded with a motion to dismiss which has not yet been argued.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added for the remainder of 2007 and their performance compared with other store sizes;

•	the effect of a slight shift in merchandise mix to consumables and the roll-out of frozen and refrigerated merchandise on gross profit margin and sales;

•	the effect of the increase in import purchases in the current year on profit margin;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including future changes in minimum wage rates, shipping rates and fuel costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the impact, capacity, performance and cost of our existing distribution centers;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong;

•	costs of pending and possible future legal and tax claims.

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

•	Our profitability is especially vulnerable to cost increases.

•	Our profitability is affected by the mix of products we sell.

•	We may be unable to expand our square footage as profitably as planned.

•	A downturn in economic conditions could adversely affect our sales.

•	Our sales and profits rely on directly and indirectly imported merchandise which may increase in cost, become unavailable, or not meet U.S. product safety standards.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Pressure from competitors, including competition for merchandise, may reduce our sales and profits.

•	The resolution of certain legal and tax matters could have a material adverse effect on our results of operations, accrued liabilities and cash.

•	Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt that may be in shareholders’ best interests.

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

Overview

Our net sales are derived from the sale of merchandise, substantially all of which is at the point of sale.  Two major factors tend to affect our net sales trends.  First is our success at opening new stores or adding new stores through mergers or acquisitions.  Second is the performance of stores once they are open.  Sales vary at our existing stores from one year to the next.  We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation.  We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales.  The term “expanded” also includes stores that are relocated.

At August 4, 2007 we operated 3,334 stores in 48 states, with 27.5 million selling square feet compared to 3,156 stores with 25.4 million selling square feet at July 29, 2006.  During the 26 weeks ended August 4, 2007, we opened 134 stores, expanded 53 stores and closed 19 stores, compared to 121 stores opened, 48 stores expanded and 13 stores closed during the 26 weeks ended July 29, 2006.  In addition, we acquired 138 Deal$ stores on March 25, 2006.  As of the end of the second quarter, we are behind our internal plans for new store openings for the year, however we expect to make up this deficit during the year and are still expecting to achieve our approximate 10% square footage growth target for fiscal 2007.  In the 13 and

26 weeks ended August 4, 2007, we added approximately 0.6 million and 1.3 million selling square feet, respectively, of which approximately 0.1 million and 0.3 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 26 weeks ended August 4, 2007 was approximately 8,400 selling square feet (or about 10,600 gross square feet).  For the remainder of 2007, we continue to plan to open stores around 9,000 selling square feet (or about 11,000 gross square feet).  We believe that this size store is our optimal size operationally and that this size also gives the customer an improved shopping environment that invites them to shop longer and buy more.

For the 13 and 26 weeks ended August 4 2007, comparable store net sales increased 4.4% and 5.2%.  For the 13 weeks ended August 4, 2007, the comparable store net sales increase was the result of increases of 3.3% in the number of transactions and 1.1% in transaction size, compared to the 13 weeks ended July 29, 2006.  The number of transactions and transaction size increased 3.0% and 2.2%, respectively, in the 26 weeks ended August 4, 2007, as compared to the same period last year.  We believe comparable store net sales were positively affected by a number of our initiatives over the past year, including expansion of forms of payment accepted by our stores and the roll-out of frozen and refrigerated merchandise to more of our stores.  During 2006 we completed the roll-out of pin-capture debit card acceptance to all of our stores, which has also enabled us to accept Electronic Benefit Transfer cards.  We now accept food stamps in approximately 820 qualified stores.  We believe the expansion of forms of payment accepted by our stores has helped increase the average transaction size in our stores.

We continued to experience a slight shift in the mix of merchandise sold to more consumables which we believe increases the traffic and the efficiency in our stores; however, this merchandise has lower margins. The negative impact from the planned shift toward more consumables was smaller in the second quarter 2007 than in 2006.  The planned shift in mix to more consumables is partially the result of the roll-out of frozen and refrigerated merchandise to more stores in 2006 and 2007.  At August 4, 2007 we had frozen and refrigerated merchandise in approximately 870 stores compared to approximately 360 at July 29, 2006.  We plan to add frozen and refrigerated merchandise to approximately 60 more stores during 2007, which will continue to pressure margins for the remainder of the year.  However, we believe that this will enable us to increase sales and earnings in the future by increasing the number of shopping trips made by our customers and increasing the average transaction size.

Even with the higher amount of basic, consumable products in the current year, we experienced a margin improvement in the second quarter of 2007 compared to the same period of 2006.  We expected some margin improvement as we cycled through our planned shift to more basic, consumable products.  However, we are seeing this margin improvement slightly ahead of schedule due to an increase in the product mix of higher margin import merchandise compared with last year.  Import purchases in the prior year were approximately 36% of total purchases compared to almost 40% this year through August 4, 2007. We expect this level of import purchases to continue for the remainder of the year.

Our point-of-sale technology is now in all of our stores, and this technology provides us with valuable sales and inventory information to assist our buyers and improve merchandise allocation to the stores.  We believe that it has enabled us to better control our inventory, resulting in more efficient distribution and store operations and increased inventory turnover.  Using the data captured at the point of sale has enabled us to better plan and allocate our inventory purchases and helped us reduce our inventory investment per store by approximately 8.0% at August 4, 2007 compared to July 29, 2006.

On May 25, 2007, the President signed legislation that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour over the next two years.  We do not expect this legislation to have a material effect on our operations for fiscal 2007.

We estimate that sales for the third quarter of 2007 will be in the range of $1.00 billion to $1.02 billion and earnings per diluted share will be in the range of $0.35 to $0.38.  For fiscal 2007, we estimate sales will be in the range of $4.28 billion to $4.35 billion and diluted earnings per share will be in the range of $2.04 to $2.14.  Guidance for the third quarter of 2007 and full year fiscal 2007 is based on low to low-mid single digit comparable store net sales growth.  The guidance for earnings per share for fiscal 2007 reflects the impact of approximately $228 million of share repurchases, which includes share repurchases through the first week of the third quarter of 2007.

Results of Operations

13 Weeks Ended August 4, 2007 Compared to the 13 Weeks Ended July 29, 2006

Net sales.  Net sales increased 9.9%, or $87.6 million, over last year’s second quarter resulting from sales in our new and expanded stores and a 4.4% increase in comparable store net sales in the current quarter.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended August 4, 2007 the gross profit margin was 33.6% compared to the gross profit margin of 33.2% for the 13 weeks ended July 29, 2006.  This increase can be attributed to the following:

•
Merchandise costs, including inbound freight, decreased 50 basis points due to higher initial mark-up in many categories in the current year.  Import purchases are up approximately 10% compared to last year, which has helped to increase merchandise margin in the current year.

•	Buying and distribution costs decreased 10 basis points as a result of the leverage associated with the positive comparable store net sales during the quarter.
•
The aforementioned improvement was partially offset by a 20 basis point increase in markdown expense due to markdowns accrued in the current quarter for the planned promotion of slower moving inventory items.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter increased to 28.1%, as a percentage of net sales, compared to 27.7% for the same period last year.  This increase was primarily due to the following:

•	A 30 basis point increase resulting from a $2.5 million charge incurred to settle certain employment related litigation, accompanied by related attorney fees.
•	A 10 basis point increase in debit and credit fees due to increased debit transactions per store in the current year.
•	A 10 basis point increase in advertising in the current year quarter due to reaching more markets with greater frequency using printed media.
•	A 15 basis point increase in the selling, general and administrative component of occupancy costs due to higher utility costs resulting form higher rates and consumption in the current year.
•
A 15 basis point decrease in the selling, general and administrative component of depreciation expense resulting from the leverage associated with the increase in comparable store net sales in the current quarter.

Operating Income.  Operating income was 5.5% as a percentage of sales in both periods as a result of increased gross profit being offset by increased selling, general and administrative expenses.

Income Taxes.  Our effective tax rate was 37.1% in the second quarter of 2007 compared to 37.4% for the same period last year.  The decreased tax rate for 2007 was the result of work opportunity tax credits in the current year quarter and the expiration of statutes of limitations resulting in the reversal of certain state tax reserves.

26 Weeks Ended August 4, 2007 Compared to the 26 Weeks Ended July 29, 2006

Net sales.  Net sales increased 11.8%, or $206.1 million, for the first six months of fiscal 2007 resulting from sales in our new and expanded stores, including 138 Deal$ stores acquired in March 2006, and a 5.2% increase in comparable store net sales in the current year.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 26 weeks ended August 4, 2007 the gross profit margin was 33.5% compared to 33.3% for the first six months of 2006.  The increase is due to the following:

•
Merchandise costs, including inbound freight, decreased 30 basis points due to higher initial mark-up in many categories in the current year. Import purchases are up approximately 10% compared to last year, which has helped to increase merchandise margin in the current year.

•	Buying and distribution costs decreased 10 basis points as a result of the leverage associated with the positive comparable store net sales in the current year.
•	The aforementioned improvement was offset by a 15 basis point increase in markdown expense due to markdowns accrued in the current year for the planned promotion of slower moving inventory items.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 26 weeks ended August 4, 2007, increased to 27.6%, as a percentage of net sales, compared to 27.5% for the same period last year.  This increase was primarily due to the following:

•	A 20 basis point increase resulting from a $3.0 million charge incurred to settle certain employment related litigation, accompanied by related attorney fees.
•	A 10 basis point increase in debit and credit fees due to increased debit transactions in the current year.
•	A 10 basis point increase in the selling, general and administrative component of occupancy costs due to higher utility costs resulting from higher rates and consumption in the current year.
•
A 10 basis point decrease in the selling, general and administrative component of depreciation expense resulting from the leverage associated with the increase in comparable store net sales in the current quarter.

•	A 10 basis point decrease in store supplies expense due to lower material costs in the current year.
•	A 10 basis point decrease in advertising costs due to the increased use of lower cost print advertising and less high cost radio and television advertising in the current year.

Operating Income.  Due to the reasons discussed above, operating income increased as a percentage of net sales to 5.9% during the first six months of fiscal 2007 compared to 5.8% in the same period of 2006.

Income Taxes.  Our effective tax rate was 37.2% for the 26 weeks ended August 4, 2007 compared to 37.4% for the same period last year.  The decreased tax rate for 2007 was the result of work opportunity tax credits in the current year and the expiration of statutes of limitations resulting in the reversal of certain state tax reserves.

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

The following table compares cash flow information for the 26 weeks ended August 4, 2007 and July 29, 2006:

	26 Weeks ended
	August 4,	July 29,
(In millions)	2007	2006
Net cash provided by (used in):

Operating activities	$95.1	$105.4

Investing activities	(15.9)	(1.3)

Financing activities	(120.7)	(120.9)

The $10.3 million decrease in cash provided by operating activities was primarily due to the increased payout of incentive compensation and profit sharing accrued at the end of last year and paid out in the first quarter as compared to the prior year.  This use of operating cash was partially offset by improved earnings before depreciation and amortization in the current year.

The $14.6 million increase in cash used in investing activities was primarily due to lower proceeds from short-term investment activity in the current year, partially offset by the use of $54.1 million in the prior year to acquire Deal$ assets.

The $0.2 million decrease in cash used in financing activities resulted primarily from increased proceeds from stock option exercises in the current year resulting from the Company’s higher stock price, offset by increased stock repurchases in the current year.

 At August 4, 2007, our long-term borrowings were $268.5 million and our capital lease commitments were $0.6 million.  As of August 4, 2007, we had $200.0 million available under our revolving credit facility.  We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $153.1 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 4, 2007.

On March 29, 2007, we entered into an agreement with Goldman Sachs to repurchase $150.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR).The entire $150.0 million was executed under a “collared” agreement.  Under this agreement, we initially received 3.6 million shares through April 12, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that could have been received under the agreement was 4.1 million.  The number of shares was determined based on the weighted average market price of our common stock during the four months after the initial execution date.  The weighted average market price through July 30, 2007, the termination date, net of a predetermined discount, as defined in the “collared” agreement was $40.78.  Therefore, we received an additional 0.1 million shares on July 30, 2007.

In addition, as of August 4, 2007 we have repurchased an additional 1.6 million shares for approximately $62.0 million.  Approximately 0.4 million of these shares for approximately $17.2 million had not settled as of August 4, 2007. Therefore, these amounts have been accrued in our accompanying Condensed Consolidated Balance Sheet as of August 4, 2007.  During the first week of the third quarter of 2007, we repurchased an additional 0.3 million shares for approximately $13.0 million.

On August 30, 2007, we entered into an agreement with Merrill Lynch to repurchase approximately $100.0 million of our common shares under an Accelerated Share Repurchase Agreement.  The entire $100.0 million was executed under a “collared” agreement.  Within two weeks of the August 30, 2007 execution date, we will receive the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  Up to four and one-half months after the initial execution date, we will receive additional shares from the third party depending on the volume weighted average price of our common shares during that period, subject to the maximum share delivery provisions of the agreement.

Including the $100.0 million in share repurchases from this agreement, as of August 31, 2007, we have approximately $98.4 million remaining under the $500.0 million share repurchase program authorized by our Board of Directors in November 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations.  We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts.  We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.  Our remaining interest rate swap does not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because it contains provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.  As of August 4, 2007, the fair value of this interest rate swap is not material to our financial position.

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

During the quarter ended August 4, 2007, we upgraded our operating system used to perform accounting, payroll and reporting functions such as: Financial Statement creation, Accounts Payable, Human Resources, Payroll and Fixed Asset Accounting.  Additionally, the application is now managed, supported and stored off-site by an application service provider.  While the manual processes and controls that involve this system have not changed as a result of the upgrade, the system itself is now accessed via the internet and not on an internal network.  We have reviewed the System Development Life Cycle process and tested all application controls associated with this operating system and no significant exceptions have been identified.   We have also reviewed the Internal Controls Report from our third party provider, to ensure that all controls relevant to our operating system were addressed and were operating effectively.

There have been no other material changes in our internal control over financial reporting during the quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•	employment related matters;

•	infringement of intellectual property rights;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission or other jurisdictions;

•	personal injury/wrongful death claims; and

•	real estate matters related to store leases.

In 2003, we were served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hour violations.  The suit requested that the California state court certify the case as a class action. The parties engaged in mediation and reached an agreement which will be present to the Court for acceptance and certification of a class. The estimated settlement amount has been accrued in the accompanying condensed consolidated financial statements as of August 4, 2007.

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

In 2006, we were served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the court to certify the case as a class action.  We have been successful in removing the case from state to the federal court level.  The parties have reached a settlement and executed an Agreement which will be presented to the Court for its approval.  The estimated settlement amount has been accrued in the accompanying condensed consolidated financial statements as of August 4, 2007 and February 3, 2007.

In 2006, we were served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  Plaintiff sought and received from the Court an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by us now or within the past three years.  Such notice has been mailed and each involved person will determine whether he or she wishes to opt-in to the class as a plaintiff.  We intend at the appropriate time, to challenge any effort by the opt-in plaintiffs to be certified as a class.

In 2007, we were served with a lawsuit filed in federal court in the state of California by one present and one former store manager.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California based store managers.  We responded with a motion to dismiss which has not yet been heard by the court.  We were thereafter served with a second suit in a California state court which alleges essentially the same claims as those contained in the federal action and which likewise seeks class certification of all California store managers.  We have removed the case to the same federal court as the first suit, answered it and asked the Court to consolidate the two actions.

In 2007, we were served with a lawsuit filed in federal court in California by two former employees who allege they were not paid all wages due and owing for time worked, that they were not paid in a timely manner upon termination of their employment and that they did not receive accurate itemized wage statements.  They filed the suit as a class action and seek to include in the class all former company employees in the state of California.  We responded with a motion to dismiss which has not yet been argued.

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

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended August 4, 2007.

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans or
	of shares	price paid	announced plans	programs
Period	purchased	per share	or programs	(in millions)
May 6, 2007 to June 2, 2007	-	$-	-	$273.4
June 3, 2007 to July 7, 2007	-	-	-	273.4
July 8, 2007 to August 4, 2007	1,694,503	39.25	1,694,503	211.4
Total	1,694,503	$39.25	1,694,503	$211.4

In March 2007, we entered into an agreement with a third party to repurchase approximately $150.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR).  Under this agreement, we received an additional 114,803 shares during the second quarter to settle the ASR. The shares are included in the table above.  See additional discussion of the ASR in the Liquidity and Capital Resource section of, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found elsewhere in this report.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Shareholders held on June 21, 2007, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
H. Ray Compton	87,326,823	2,744,778
Bob Sasser	87,396,142	2,675,459
Alan L. Wurtzel	87,055,372	3,016,229

In addition, our proxy contained a non-binding shareholder proposal that asked us to remove the supermajority vote requirements. The results were as follows:

Votes for the proposal – 62,579,786
Votes against the proposal – 18,166,599
Broker non-votes – 9,066,823
Abstentions – 258,393

The non-binding proposal passed, but failed to receive a supermajority vote.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

10. Material Contracts

10.1	Accelerated Share Repurchase Program Collared Master Confirmation dated August 30, 2007 (filed herewith)

10.2	Accelerated Share Repurchase Program Collared Supplemental Confirmation dated August 30, 2007 (filed herewith)

10.3	Post-Retirement Benefit Agreement between the Company and H. Ray Compton dated June 21, 2007 (filed herewith)

31. Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32. Certifications required under Section 906 of the Sarbanes-Oxley Act

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE STORES, INC.

Date: September 12, 2007	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Chief Financial Officer (principal financial and accounting officer)