Form 10-Q
period 2007-11-03
DOLLAR TREE STORES INC
filed 2007-12-13
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2007

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

As of December 6, 2007, there were 91,948,053 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In millions, except per share data)	2007	2006	2007	2006

Net sales	$997.8	$910.4	$2,944.0	$2,650.5
Cost of sales	653.9	602.9	1,948.2	1,763.6
Gross profit	343.9	307.5	995.8	886.9

Selling, general and administrative
expenses	283.7	253.9	819.9	731.6

Operating income	60.2	53.6	175.9	155.3

Interest expense, net	3.7	3.0	6.9	5.8

Income before income taxes	56.5	50.6	169.0	149.5

Provision for income taxes	20.6	18.1	62.4	55.1

Net income	$35.9	$32.5	$106.6	$94.4

Net income per share:
Basic	$0.38	$0.32	$1.09	$0.91
Diluted	$0.38	$0.32	$1.09	$0.90

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3,	February 3,	October 28,
(In millions)	2007	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$30.0	$85.0	$58.1
Short-term investments	-	221.8	60.8
Merchandise inventories	801.0	605.0	793.8
Other current assets	63.1	56.1	24.6
Total current assets	894.1	967.9	937.3

Property, plant and equipment, net	748.7	715.3	721.5
Intangibles, net	149.1	146.6	147.7
Other assets, net	76.0	52.4	44.5

TOTAL ASSETS	$1,867.9	$1,882.2	$1,851.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18.5	$18.8	$18.8
Accounts payable	257.6	198.1	230.0
Other current liabilities	146.0	132.0	112.7
Income taxes payable	12.1	43.3	11.3
Total current liabilities	434.2	392.2	372.8

Long-term debt, excluding current portion	335.2	250.0	250.0
Other liabilities	113.7	72.3	69.6

Total liabilities	883.1	714.5	692.4

Shareholders' equity	984.8	1,167.7	1,158.6

Commitments and contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,867.9	$1,882.2	$1,851.0

Common shares outstanding	93.1	99.6	102.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	November 3,	October 28,
(In millions)	2007	2006
Cash flows from operating activities:
Net income	$106.6	$ 94.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	117.9	113.7
Other non-cash adjustments to net income	(5.7)	(12.4)
Changes in working capital	(137.7)	(105.0)
Net cash provided by operating activities	81.1	90.7

Cash flows from investing activities:
Capital expenditures	(152.8)	(139.9)
Purchase of short-term investments	(875.3)	(535.9)
Proceeds from sales of short-term investments	1,097.1	749.1
Purchase of Deal$ assets, net of cash acquired of $0.3	-	(54.1)
Acquisition of favorable lease rights	(6.5)	(4.7)
Net cash provided by investing activities	62.5	14.5

Cash flows from financing activities:
Principal payments under capital lease obligations	(0.5)	(0.5)
Borrowings from revolving credit facility	270.1	-
Repayments of revolving credit facility	(184.9)	-
Payments for share repurchases	(367.1)	(148.2)
Proceeds from stock issued pursuant to stock-based
compensation plans	70.3	32.2
Tax benefit of stock options exercised	13.5	3.6
Net cash used in financing activities	(198.6)	(112.9)

Net decrease in cash and cash equivalents	(55.0)	(7.7)
Cash and cash equivalents at beginning of period	85.0	65.8
Cash and cash equivalents at end of period	$30.0	$ 58.1
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13.7	$ 9.9
Income taxes	$80.5	$ 103.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

DOLLAR TREE STORES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree Stores, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 3, 2007 contained in the Company’s Annual Report on Form 10-K (Form 10-K) filed April 4, 2007.  The results of operations for the 13 and 39 weeks ended November 3, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2008.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of November 3, 2007 and October 28, 2006 and the results of its operations and cash flows for the periods presented.  The February 3, 2007 balance sheet information was derived from the audited consolidated financial statements as of that date.  The balance sheet at February 3, 2007 presented herein reflects an immaterial correction which increased other current assets and accounts payable by $8.9 million.

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

During the third quarter of 2007, the Company adjusted its unrecognized federal and state tax benefits to $30.1 million, as a result of certain temporary differences.  The total amount of unrecognized tax benefits at November 3, 2007, that if recognized, would affect the effective tax rate was $12.5 million (net of the federal tax benefit).  During the next 12 months, it is possible that the Company could resolve $11.0 to $19.0 million of these contingencies associated with unrecognized tax uncertainties (including tax benefits, interest and penalties).

The Company recognizes potential interest and penalties related to unrecognized tax benefits in “Provision for income taxes.”  At February 4, 2007, the balance of interest accrued on unrecognized tax benefits and penalties related to tax matters was $3.3 million and $0.1 million, respectively.  There have been no significant changes to the interest accrued on unrecognized tax benefits and penalties related to tax matters during 2007.

The Internal Revenue Service completed its examination of the 1999 to 2003 consolidated federal income tax returns during 2006.  Several states are auditing the Company’s prior years’ tax returns.  In general, fiscal years 2004 and forward are within the statute of limitations for federal and state tax purposes.  The statute of limitations is still open prior to 2004 for several states.

3. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In millions, except per share data)	2007	2006	2007	2006
Basic net income per share:
Net income	$35.9	$32.5	$106.6	$94.4
Weighted average number of
shares outstanding	95.2	102.2	97.5	104.0
Basic net income per share	$0.38	$0.32	$1.09	$0.91

Diluted net income per share:
Net income	$35.9	$32.5	$106.6	$94.4
Weighted average number of
shares outstanding	95.2	102.2	97.5	104.0
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.5	0.6	0.6	0.5
Weighted average number of shares and
dilutive potential shares outstanding	95.7	102.8	98.1	104.5
Diluted net income per share	$0.38	$0.32	$1.09	$0.90

For the 13 weeks ended November 3, 2007, substantially all of the stock options outstanding are included in the calculation of the weighted average number of shares.  For the 13 weeks ended October 28, 2006, approximately 1.2 million stock options are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.  For the 39 weeks ended November 3, 2007 and October 28, 2006, approximately 0.1 million and 1.6 million stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

4. STOCK-BASED COMPENSATION

Stock-based compensation expense was $2.7 million and $8.5 million, respectively, during the 13 and 39 weeks ended November 3, 2007.  Total stock-based compensation expense was $1.8 million and $5.3 million, respectively, during the 13 and 39 weeks ended October 28, 2006.

Stock Options

In the 39 weeks ended November 3, 2007, the Company granted a total of 0.4 million stock options from the Equity Incentive Plan (EIP), Executive Officer Equity Plan (EOEP) and the Deferred Directors Compensation Plan (DDCP).  The fair value of the 2007 options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years	6.0
Expected volatility	28.4%
Annual dividend yield	-
Risk free interest rate	4.5%

The estimated fair value of these stock options granted approximated $4.9 million, net of expected forfeitures and is being recognized over their three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. During the 13 and 39 weeks ended November 3, 2007, the Company recognized $0.4 million and $1.3 million, respectively, of expense related to these options.  During the 13 and 39 weeks ended November 3, 2007, the Company recognized $0.2 million and $0.7 million, respectively, of expense related to options granted prior to 2007.  The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.

The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.

During the 13 and 39 weeks ended November 3, 2007, approximately 0.2 million and 2.7 million stock options were exercised yielding $4.2 million and $67.7 million of cash proceeds and $1.1 million and $13.5 million of tax benefits recognized as additional paid in capital, respectively.  During the 13 and 39 weeks ended October 28, 2006, approximately 0.8 million and 1.4 million stock options were exercised yielding $16.8 million and $30.0 million of cash proceeds and $2.3 million and $3.6 million of tax benefits recognized as additional paid in capital, respectively.  The intrinsic value of options exercised during the 13 and 39 weeks ended November 3, 2007 was approximately $2.3 million and $32.7 million, respectively.  The intrinsic value of options exercised during the 13 and 39 weeks ended October 28, 2006 was approximately $6.1 million and $9.4 million, respectively.

Restricted Stock Units (RSU)

The Company granted approximately 0.3 million RSUs, net of forfeitures in the 39 weeks ended November 3, 2007 from the EIP and the EOEP to employees and officers.  The estimated $12.3 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $1.0 million and $2.8 million, respectively, of expense related to these RSUs for the 13 and 39 weeks ended November 3, 2007.  During the 13 and 39 weeks ended November 3, 2007, the Company recognized $0.9 million and $2.9 million, respectively, of expense related to RSUs granted prior to 2007.

In the 39 weeks ended November 3, 2007, approximately 0.1 million RSUs vested and approximately 0.1 million shares net of taxes were issued.  No RSUs vested during the 13 weeks ended November 3, 2007.

5. SHAREHOLDERS’ EQUITY

Share Repurchase Program
On March 29, 2007, the Company entered into an agreement with Goldman Sachs to repurchase $150.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement.  The entire $150.0 million was executed under a “collared” agreement.  Under this agreement, the Company initially received 3.6 million shares through April 12, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that could have been received under the agreement was 4.1 million.  The number of shares was determined based on the weighted average market price of the Company’s common stock during the four months after the initial execution date.  The calculated weighted average market price through July 30, 2007, net of a predetermined discount, as defined in the “collared” agreement, was $40.78.  Therefore, on July 30, 2007, the Company received an additional 0.1 million shares under the “collared” agreement resulting in 3.7 million total shares being repurchased under this agreement.

On August 30, 2007, the Company entered into an agreement with Merrill Lynch to repurchase $100.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement.  The entire $100.0 million was executed under a “collared” agreement.  Under this agreement, the Company initially received 2.1 million shares through September 10, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The number of shares received under the agreement was determined based on the weighted average market price of the Company’s common stock, net of a predetermined discount, during the time after the initial execution date through a period of up to four and one half months.  The contract terminated on October 22, 2007 and the weighted average price through that date was $41.16.  Therefore, on October 22, 2007, the Company received an additional 0.3 million shares resulting in 2.4 million total shares repurchased under this agreement.

During the 13 weeks ended November 3, 2007, the Company also repurchased an additional 1.7 million shares for approximately $63.1 million. Approximately 0.3 million of these shares totaling $11.3 million had not settled as of November 3, 2007, therefore these amounts have been accrued in the accompanying Condensed Consolidated Balance Sheet as of November 3, 2007.  For the 39 weeks ended November 3, 2007, the Company repurchased approximately 9.4 million shares for approximately $378.4 million.

In October 2007, the Company’s Board of Directors authorized the repurchase of an additional $500.0 million of the Company’s common stock. This authorization was in addition to the November 2006 authorization which had approximately $98.4 million remaining. As of November 3, 2007, the Company has approximately $548.4 million remaining under repurchase authorizations.

The Company repurchased approximately 1.2 million shares for approximately $33.7 million during the fourth quarter through December 6, 2007.  As of December 6, 2007, the Company has approximately $514.7 million remaining under the repurchase authorizations.

6. LITIGATION MATTERS

In 2003, the Company was served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hour violations.  The suit requested that the California state court certify the case as a class action.  The parties engaged in mediation and reached an agreement which will be presented to the Court for acceptance and certification of a class.  The estimated settlement amount has been accrued in the accompanying condensed consolidated balance sheet as of November 3, 2007.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods.  They also allege other wage and hour violations.  The plaintiffs requested the Court to certify classes for their various claims and the presiding judge recently did so with respect to two classes, one alleging that our Oregon employees, in violation of that state’s labor laws, were not paid for rest breaks and the other that upon termination of employment, employees were not tendered their final pay in a timely manner.  Other claims of the plaintiffs were dismissed by an earlier Order of the Court and are being appealed by the plaintiffs.  Discovery will ensue on the certified class issues; no trial is anticipated before the second half of 2008.

In 2006, the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the court to certify the case as a class action.  The parties have reached a settlement and executed an Agreement which was presented to the Court.  A hearing for final approval of the settlement has been scheduled by the Court in April 2008.  The estimated settlement amount has been accrued in the accompanying condensed consolidated balance sheet as of November 3, 2007.

In 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  Plaintiff sought and received from the Court an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by the Company now or within the past three years.  Such notice has been mailed and each involved person will determine whether he or she wishes to opt-in to the class as a plaintiff.  The Company intends at the appropriate time to challenge the anticipated effort by the opt-in plaintiffs to be certified as a class.

In 2007, the Company was served with a lawsuit filed in federal court in the state of California by one present and one former store manager.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California based store managers.  The Company responded with a motion to dismiss which the court granted with respect to allegations of fraud.  The plaintiff then filed an amended complaint which has been answered by the Company. The Company was thereafter served with a second suit in a California state court which alleges essentially the same claims as those contained in the federal action and which likewise seeks class certification of all California store managers.  The Company has removed the case to the same federal court as the first suit, answered it and the two cases have been consolidated.

In 2007, the Company was served with a lawsuit filed in federal court in California by two former employees who allege they were not paid all wages due and owing for time worked, that they were not paid in a timely manner upon termination of their employment and that they did not receive accurate itemized wage statements.  They filed the suit as a class action and seek to include in the class all former company employees in the state of California.  The Company responded with a motion to dismiss which the Court denied.  The Company answered and intends to seek summary judgment at the appropriate time.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added for the remainder of 2007 and 2008 and their performance compared with other store sizes;

•	the effect of a slight shift in merchandise mix to consumables and the roll-out of frozen and refrigerated merchandise on gross profit margin and sales;

•	the effect of expanding forms of tender type accepted, including VISA, on sales;

•	the effect of the increase in import purchases in the current year on profit margin;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including future changes in minimum wage rates, shipping rates and fuel costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the impact, capacity, performance and cost of our existing distribution centers;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong;

•	costs of pending and possible future legal and tax claims.

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

•	Our profitability is especially vulnerable to cost increases, such as diesel fuel costs.

•	A downturn in economic conditions could adversely affect our sales.

•	Our profitability is affected by the mix of products we sell.

•	We may be unable to expand our square footage as profitably as planned.

•	Our sales and profits rely on directly and indirectly imported merchandise which may increase in cost, become unavailable, or not meet U.S. product safety standards.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Pressure from competitors, including competition for merchandise, may reduce our sales and profits.

•	The resolution of certain legal and tax matters could have a material adverse effect on our results of operations, accrued liabilities and cash.

•	Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt that may be in shareholders’ best interests.

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

At November 3, 2007 we operated 3,401 stores in 48 states, with 28.2 million selling square feet compared to 3,192 stores with 25.9 million selling square feet at October 28, 2006.  During the 39 weeks ended November 3, 2007, we opened 213 stores, expanded 93 stores and closed 31 stores, compared to 171 stores opened, 76 stores expanded and 31 stores closed during the 39 weeks ended October 28, 2006.  In addition, we acquired 138 Deal$ stores on March 25, 2006.  As of the end of the third quarter of 2007, we expect to end the year with approximately 240 new stores. In the 13 and 39 weeks ended November 3, 2007, we added approximately 0.7 million and 2.0 million selling square feet, respectively, of which approximately 0.1 million and 0.5 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 39 weeks ended November 3, 2007 was approximately 8,300 selling square feet (or about 10,600 gross square feet).  For the remainder of 2007 and 2008, we continue to plan to open stores around 9,000 selling square feet (or about 11,000 gross square feet).  We believe that this size store is our optimal size operationally and that this size also gives the customer an improved shopping environment that invites them to shop longer and buy more.

For the 13 and 39 weeks ended November 3, 2007, comparable store net sales increased 1.9% and 4.2%.  For the 13 weeks ended November 3, 2007, the comparable store net sales increase was the result of increases of 1.6% in the number of transactions and 0.3% in transaction size, compared to the 13 weeks ended October 28, 2006.  The number of transactions and transaction size increased 2.6% and 1.6%, respectively, in the 39 weeks ended November 3, 2007, as compared to the same period last year.  We believe comparable store net sales were positively affected by a number of our initiatives over the past year, including expansion of forms of payment accepted by our stores and the roll-out of frozen and refrigerated merchandise to more of our stores.  During 2006 we completed the roll-out of pin-capture debit card acceptance to all of our stores, which has also enabled us to accept Electronic Benefit Transfer cards.  We now accept food stamps in approximately 1,000 qualified stores.  We believe the expansion of forms of payment accepted by our stores has helped increase the average transaction size in our stores.  As of October 31, 2007, all of our stores began accepting VISA which we expect to have a positive impact to future sales.

We continued to experience a slight shift in the mix of merchandise sold to more consumables which we believe increases the traffic in our stores; however, this merchandise has lower margins.  The negative impact from the planned shift toward more consumables was smaller in the third quarter 2007 than in 2006.  The planned shift in mix to more consumables is partially the result of the roll-out of frozen and refrigerated merchandise to more stores in 2006 and 2007.  At November 3, 2007 we had frozen and refrigerated merchandise in approximately 1,000 stores compared to approximately 530 at October 28, 2006.  However, we believe that this has and will continue to enable us to increase sales and earnings in the future by increasing the number of shopping trips made by our customers and increasing the average transaction size.

Even with the higher amount of basic, consumable products in the current year, we experienced a margin improvement in the third quarter of 2007 compared to the same period of 2006.  We expected some margin improvement as we cycled through our planned shift to more basic, consumable products and we are seeing this improvement.  Gross margin has also improved as a result of decreased costs for merchandise in almost all of our categories in the current year partially offset by a slight shift in the product mix toward lower margin consumable products compared with last year.

Our point-of-sale technology is now in all of our stores, and this technology provides us with valuable sales and inventory information to assist our buyers and improve merchandise allocation to the stores.  We believe that it has enabled us to better control our inventory, resulting in more efficient distribution and store operations and increased inventory turnover.  Using the data captured at the point of sale has enabled us to better plan and allocate our inventory purchases and helped us reduce our inventory investment per store by approximately 5.3% at November 3, 2007 compared to October 28, 2006.

On May 25, 2007, the President signed legislation that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour over the next two years.  We do not expect this legislation to have a material effect on our operations for the remainder of fiscal 2007.

We estimate that sales for the fourth quarter of 2007 will be in the range of $1.31 billion to $1.35 billion and earnings per diluted share will be in the range of $0.99 to $1.06.  For fiscal 2007, we estimate sales will be in the range of $4.25 billion to $4.29 billion and diluted earnings per share will be in the range of $2.06 to $2.13.  Guidance for the fourth quarter of 2007 is based on flat to low single digit comparable store net sales growth and guidance for the full year is based on a low to low-mid single digit comparable store net sales growth.  The guidance for earnings per share for fiscal 2007 reflects the impact of approximately $378.4 million of share repurchases.

Results of Operations

13 Weeks Ended November 3, 2007 Compared to the 13 Weeks Ended October 28, 2006

Net sales.  Net sales increased 9.6%, or $87.4 million, over last year’s third quarter resulting from sales in our new stores and a 1.9% increase in comparable store net sales in the current quarter.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended November 3, 2007 the gross profit margin was 34.5% compared to the gross profit margin of 33.8% for the 13 weeks ended October 28, 2006.  This increase can be attributed to the following:

•	Merchandise costs, including inbound freight, decreased 40 basis points due to the lower cost of merchandise in many categories in the current quarter.
•
Shrink expense decreased 30 basis points in the quarter due to favorable adjustments to shrink estimates in the current quarter based on actual inventory results.  The prior year quarter had unfavorable shrink adjustments based on prior year inventory results.

•	The aforementioned improvement was partially offset by a 20 basis point increase in occupancy costs as a percentage of sales.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter increased to 28.4%, as a percentage of net sales, compared to 27.9% for the same period last year.  This increase was primarily due to the following:

•
A 60 basis point increase in operating and corporate expenses resulting primarily from approximately $4.1 million of income for vacating two stores prior to the end of our lease terms in the third quarter of 2006 and increased debit and credit fees in the current year quarter due to increased debit transactions.

•
Payroll costs increased approximately 20 basis points due to higher field payroll and increased stock compensation, profit sharing and health care expenses in the current year, partially offset by a decrease in workers compensation expense.

•	Depreciation expense decreased 25 basis points due to the expiration of the depreciable life on much of the supply chain hardware and software placed in service in 2002.

Operating Income.  Operating income for the current quarter was 6.0% as a percentage of sales compared to 5.9% for the same period last year as a result of increased gross profit being offset by increased selling, general and administrative expenses.

Income Taxes. The income tax rate for the quarter was 36.5% compared to 35.8% for the third quarter last year. The lower rate in the prior year reflects the timing of the recognition of work opportunity tax credits.

39 weeks Ended November 3, 2007 Compared to the 39 weeks Ended October 28, 2006

Net sales.  Net sales increased 11.1%, or $293.5 million, for the first nine months of fiscal 2007 resulting from sales in our new stores, and a 4.2% increase in comparable store net sales in the current year.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 39 weeks ended November 3, 2007 the gross profit margin was 33.8% compared to 33.5% for the first nine months of 2006.  The increase is due to lower merchandise costs in many categories in the current year.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 39 weeks ended November 3, 2007, increased to 27.8%, as a percentage of net sales, compared to 27.6% for the same period last year.  This increase was primarily due to the following:

•	A 30 basis point increase in operating and corporate expenses resulting primarily from approximately $4.1 million of income for vacating two stores prior to the end of our lease terms in 2006;
•	A 20 basis point decrease in the depreciation expense resulting from the leverage associated with the increase in comparable store net sales in the current year.

Operating Income.  Due to the reasons discussed above, operating income increased as a percentage of net sales to 6.0% during the first nine months of fiscal 2007 compared to 5.9% in the same period of 2006.

Income Taxes.  Our effective tax rate was 36.9% for the 39 weeks ended November 3, 2007 and October 28, 2006.

Liquidity and Capital Resources

Our business requires capital to open new stores, expand our distribution network and operate our existing business.  Our working capital requirements for our existing business are seasonal in nature and typically reach their peak in the months of September and October.  Historically, we have satisfied our seasonal working capital requirements, funded our store opening and expansion programs and repurchased shares from internally generated funds and borrowings under our credit facilities.

The following table compares cash flow information for the 39 weeks ended November 3, 2007 and October 28, 2006:

	39 Weeks ended
	November 3,	October 28,
(In millions)	2007	2006
Net cash provided by (used in):

Operating activities	$81.1	$90.7

Investing activities	62.5	14.5

Financing activities	(198.6)	(112.9)

Net cash provided by operating activities decreased $9.6 million due to increased working capital requirements due to the timing of payments as compared to the prior year, partially offset by increased earnings before income taxes and depreciation and amortization in the current year as compared to the prior year.

Net cash provided by investing activities increased $48.0 million in the current year.  The increase is primarily due to the use of $54.1 million in the prior year to acquire Deal$ assets partially offset by increased capital expenditures in the current year.

Net cash used in financing activities increased $85.7 million due primarily to approximately $219 million more of stock repurchases in the current year, partially offset by $85 million of borrowings on the revolving credit facility to fund stock repurchases in the current year and increased proceeds from stock option exercises in the current year resulting from our higher stock price earlier in the year.

At November 3, 2007, our long-term borrowings were $353.7 million and our capital lease commitments were $0.5 million.  As of November 3, 2007, we had $114.8 million available under our revolving credit facility.  We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $114.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of November 3, 2007.

On March 29, 2007, we entered into an agreement with Goldman Sachs to repurchase $150.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR). The entire $150.0 million was executed under a “collared” agreement.  Under this agreement, we initially received 3.6 million shares through April 12, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that could have been received under the agreement was 4.1 million.  The number of shares was determined based on the weighted average market price of our common stock during the four months after the initial execution date.  The weighted average market price through July 30, 2007, the termination date, net of a predetermined discount, as defined in the “collared” agreement was $40.78.  Therefore, we received an additional 0.1 million shares on July 30, 2007 resulting in 3.7 million total shares being repurchased under this agreement.

On August 30, 2007, we entered into an agreement with Merrill Lynch to repurchase $100.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR).  The entire $100.0 million was executed under a “collared” agreement.  Under this agreement, we initially received 2.1 million shares through September 10, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The number of shares received under this agreement was determined based on the weighted average market price of the our common stock, net of a predetermined discount, during the time after the initial execution date through a period of up to four and one half months.  The contract terminated on October 22, 2007 and the weighted average price through that date was $41.16.  Therefore, on October 22, 2007, we received an additional 0.3 million shares resulting in 2.4 million total shares repurchased under this agreement.

During the 13 weeks ended November 3, 2007, we also repurchased an additional 1.7 million shares for approximately $63.1 million.  Approximately 0.3 million of these shares totaling $11.3 million had not settled as of November 3, 2007, therefore these amounts have been accrued in the accompanying Condensed Consolidated Balance Sheet as of November 3, 2007. For the 39 weeks ended November 3, 2007, we repurchased approximately 9.4 million shares for approximately $378.4 million.

In October 2007, our Board of Directors authorized the repurchase of an additional $500.0 million of our common stock. This authorization was in addition to the November 2006 authorization which had approximately $98.4 million remaining. As of November 3, 2007, we had approximately $548.4 million remaining under the repurchase authorizations.

We repurchased approximately 1.2 million shares for approximately $33.7 million during the fourth quarter through December 6, 2007.  As of December 6, 2007, we have approximately $514.7 million remaining under the repurchase authorizations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations.  We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts.  We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.  Our remaining interest rate swap does not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because it contains provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.  As of November 3, 2007, the fair value of this interest rate swap is not material to our financial position.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no material changes in our internal control over financial reporting during the quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our current lawsuits, please refer to “Note 6. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

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

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended November 3, 2007.

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans or
	of shares	price paid	announced plans	programs
Period	purchased	per share	or programs	(in millions)
August 5, 2007 to September 1, 2007	1,905,791	$40.81	1,905,791	$98.4
September 2, 2007 to October 6, 2007	580,419	41.16	580,419	98.4
October 7, 2007 to November 3, 2007	1,628,757	37.69	1,628,757	548.4
Total	4,114,967	$39.63	4,114,967	$548.4

On August 30, 2007, we entered into an agreement with Merrill Lynch to repurchase $100.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR).  Under this agreement we received 2.4 million shares at a price of $41.16.  See additional discussion of the ASR in the Liquidity and Capital Resources section of, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found elsewhere in this report.

During the 13 weeks ended November 3, 2007, we also repurchased an additional 1.7 million shares for approximately $63.1 million.

In October 2007, our Board of Directors authorized the repurchase of an additional $500.0 million of our common stock. This authorization was in addition to the November 2006 authorization which had approximately $98.4 million remaining. As of November 3, 2007, we had approximately $548.4 million remaining under the repurchase authorizations.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

31. Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Principal Financial Officer

32. Certifications required under Section 906 of the Sarbanes-Oxley Act

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE STORES, INC.

Date: December 13, 2007	By:	/s/ Kathleen E. Mallas
Kathleen E. Mallas
Vice President - Controller (Principal Financial officer)

Index

Forward to Exhibit 31.1