Form 10-K
period 2008-02-02
DOLLAR TREE INC
filed 2008-04-01
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2008

Commission File No.0-25464
DOLLAR TREE, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-2018846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer (X)	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )	No (X)

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 3, 2007, was $3,664,182,086 based on a $39.28 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

On March 28, 2008, there were 89,808,123 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 19, 2008, which will be filed with the Securities and Exchange Commission not later than May 30, 2008.

DOLLAR TREE, INC.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;
•	the average size of our stores to be added in 2008 and beyond;
•	the effect of a slight shift in merchandise mix to consumables and the increase in freezers and coolers on gross profit margin and sales;
•	the effect that expanding tender types accepted by our stores will have on sales;
•	the net sales per square foot, net sales and operating income attributable to smaller and larger stores and store-level cash payback metrics;
•
the possible effect of inflation and other economic changes on our costs and profitability, including the possible effect of future changes in minimum wage rates, shipping rates, domestic and foreign freight costs, fuel costs and wage and benefit costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;
•	our seasonal sales patterns including those relating to the length of the holiday selling seasons and the effect of an earlier Easter in 2008;
•	the capabilities of our inventory supply chain technology and other new systems;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;
•	the capacity, performance and cost of our distribution centers, including opening and expansion schedules;
•	our expectations regarding competition and growth in our retail sector;
•	costs of pending and possible future legal claims;
•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, and income taxes;

You should assume that the information appearing in this annual report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in Item 1A “Risk Factors” beginning on page 10, as well as Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 19 of this Form 10-K.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions.  The future events, developments or results described in this report could turn out to be materially different.  We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material, nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report.  We generally do not issue financial forecasts or projections and we do not, by policy, confirm those issued by others.  Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to “2008” or “fiscal 2008”, “2007” or “fiscal 2007”, “2006” or “fiscal 2006,” and “2005” or “fiscal 2005,” relate to as of or for the years ended January 31, 2009, February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

On March 2, 2008, we reorganized by creating a new holding company structure. The new parent company is Dollar Tree, Inc., replacing Dollar Tree Stores, Inc., which is now an operating subsidiary.  The primary purpose of the reorganization was to create a more efficient corporate structure.  Outstanding shares of the capital stock of Dollar Tree Stores, Inc., were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company.  The articles of incorporation, the bylaws, the executive officers and the board of directors of our new holding company are the same as those of the former Dollar Tree Stores, Inc. in effect immediately prior to the reorganization.  The common stock of our new holding company will continue to be listed on the NASDAQ Global Select Market under the symbol “DLTR”.  The rights, privileges and interests of our stockholders will remain the same with respect to our new holding company.

AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I

Item 1.  BUSINESS

Overview
Since our founding in 1986, we have become the leading operator of discount variety stores offering merchandise at the fixed price of $1.00.  We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors.  At February 2, 2008, we operated 3,411 discount variety retail stores.  Approximately 3,300 of these stores sell substantially all items for $1.00 or less.  The remaining stores, operating as Deal$, which were acquired in March 2006, sell most items for $1.00 or less but also sell items at prices greater than $1.00.  Our stores operate under the names of Dollar Tree, Deal$ and Dollar Bills. On March 2, 2008, Dollar Tree, Inc. became the new parent holding company for Dollar Tree Stores, Inc., which is now an operating subsidiary.

In the past five years, we have modified our average store size to reflect what we believe is our optimal store size of between 10,000 and 12,500 square feet.  At February 2, 2008, approximately 14% of our stores are less than 6,000 square feet, which is down from approximately 40% of our stores at January 31, 2004.  These smaller stores are comprised of mall and older strip shopping center locations and are candidates for relocation as their leases expire.  Our current store size reflects our expanded merchandise offerings and improved service to our customers.  As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 1,100 stores during the past three years to increase traffic and transaction size.  At January 31, 2004, we operated 2,513 stores in 47 states.  At February 2, 2008, we operated 3,411 stores in 48 states.  Our selling square footage increased from approximately 16.9 million square feet in January 2004 to 28.4 million square feet in February 2008.  Our store growth since 2003 has resulted from opening new stores and completing mergers and acquisitions.  We centrally manage our store and distribution operations from our corporate headquarters in Chesapeake, Virginia.

Business Strategy
Value Merchandise Offering.  We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere.  We buy approximately 55% to 60% of our merchandise domestically and import the remaining 40% to 45%.  Our domestic purchases include closeouts.  We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectations.  In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers' needs.

Mix of Basic Variety and Seasonal Merchandise.  We maintain a balanced selection of products within traditional variety store categories.  We offer a wide selection of everyday basic products and we supplement these basic, everyday items with seasonal and closeout merchandise.  We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination and we increased slightly the mix of consumable merchandise in order to increase the traffic in our stores.  Closeout merchandise is purchased opportunistically and represents less than 10% of our purchases.  National, regional and corporate brands have become a bigger part of our merchandise mix.

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

We have added freezers and coolers to certain stores which has increased the consumable merchandise carried by those stores.  We believe this initiative helps us drive additional transactions and allows us to appeal to a broader demographic mix, and these stores will carry more consumable merchandise than stores without freezers.  We have added freezers and coolers to approximately 360 more stores in 2007.  Therefore, as of February 2, 2008, we have freezers and coolers in approximately 1,100 of our stores.  We plan to add them to approximately 150 more stores in 2008.  As a result of the installation of freezers and coolers in select stores, consumable merchandise has grown as a percentage of purchases and sales and we expect this trend to continue.  The following table shows the percentage of purchases of each major product group for the years ended February 2, 2008 and February 3, 2007:

	February 2,	February 3,
Merchandise Type	2008	2007

Variety categories	48.1%	48.9%
Consumable	46.0%	45.3%
Seasonal	5.9%	5.8%

Customer Payment Methods.  All of our stores accept cash, checks, debit cards and VISA credit cards and approximately 1,000 stores accept MasterCard credit cards. Prior to May 2005, approximately 900 of our stores accepted debit cards.  By the end of 2005, approximately 2,300 of our stores accepted debit cards and as of the end of 2006, all of our stores accepted debit cards.  We began accepting VISA credit cards at all of our stores in the fourth quarter of 2007.  Along with the shift to more consumables, the rollout of freezers and coolers, and the acceptance of pin-based debit and VISA credit transactions, we increased the number of stores accepting Electronic Benefits Transfer cards and food stamps at qualified stores in the current year.  We believe that expanding our tender types has helped increase both the traffic and the average size of transactions at our stores in the current year.

Convenient Locations and Store Size.  We primarily focus on opening new stores in strip shopping centers anchored by mass merchandisers, whose target customers we believe to be similar to ours. Our stores have proven successful in metropolitan areas, mid-sized cities and small towns.  The range of our store sizes allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities.  Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors, decorative signs and background music.  We enhance the store design with attractive merchandise displays.  We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.

For more information on retail locations and retail store leases, see Item 2 "Properties” beginning on page 13 of this Form 10-K.

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

For more information on our results of operations and seasonality of sales, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 19 of this Form 10-K.

Cost Control.  We believe that substantial buying power at the $1.00 price point and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes disciplined, targeted merchandise margin goals by category.  We believe our disciplined buying and quality merchandise help to minimize markdowns.  We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost.  No vendor accounted for more than 10% of total merchandise purchased in any of the past five years.

Our supply chain systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores.  Controlling our inventory levels has resulted in more efficient distribution and store operations.

Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow and control distribution and store operating costs.  Our automatic replenishment system automatically reorders key items, based on actual store level sales and inventory.  At the end of 2007, we had over 1,000 basic, everyday items on automatic replenishment.

Point-of-sale data allows us to track sales by merchandise category at the store level and assists us in planning for future purchases of inventory.  We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns.  Using this point-of-sale data for planning purchases of inventory has helped us maintain our inventory levels on a per store basis in 2007 compared to 2006 despite lower than planned fourth quarter 2007 sales and increased merchandise flow resulting from the earlier Easter season in 2008.  Our inventory turns also increased 25 basis points in 2007.

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

Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  From 2003 to 2007, net sales increased at a compound annual growth rate of 10.9%.  We expect that the substantial majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.

The following table shows the total selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.  The selling square footage statistics for 2003 through 2007 are estimates based on the relationship of selling to gross square footage.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2003	2,513	6,716	9,948
2004	2,735	7,475	10,947
2005	2,914	7,900	9,756
2006	3,219	8,160	8,780
2007	3,411	8,300	8,480

We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2008 and beyond, we plan to predominantly open stores that are approximately 8,500 - 9,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand.  At February 2, 2008, 1,370 of our stores, totaling 55.6% of our selling square footage, were 8,500 selling square feet or larger.

In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities.  We target stores for expansion based on the current sales per selling square foot and changes in market opportunities.  Stores targeted for expansion are generally less than 6,000 selling square feet in size.  Store expansions generally increase the existing store size by approximately 4,000 selling square feet.

Since 1995, we have added a total of 609 stores through four mergers and several small acquisitions.  Our acquisition strategy has been to target companies with a similar single-price point concept that have shown success in operations or provide a strategic advantage.  We evaluate potential acquisition opportunities in our retail sector as they become available.

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

In 2007, we also acquired the rights to 32 store leases through bankruptcy proceedings of certain discount retailers.  We will take advantage of these opportunities as they arise in the future.

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

A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure.  We expect to continue to add distribution capacity to support our store opening plans, with the aim of remaining approximately one year ahead of our distribution needs.  In 2007, we added capacity to our Briar Creek distribution center which services the northeast part of the country.  We believe these distribution centers, including the expanded Briar Creek, Pennsylvania distribution center, in total are capable of supporting approximately $6.7 billion in annual sales.  New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

Our stores receive approximately 90% of their inventory from our distribution centers via contract carriers.  The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors.  For more information on our distribution center network, see Item 2 “Properties” beginning on page 13 of this Form 10-K.

Competition
The retail industry is highly competitive and we expect competition to increase in the future.  The principal methods of competition include closeout merchandise, convenience and the quality of merchandise offered to the customer.  Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, discount retailers and variety retailers.  In addition, several mass merchandisers and grocery store chains carry "dollar store" or “dollar zone” concepts in their stores, which increases competition.  Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail sector.

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

Employees
We employed approximately 13,300 full-time and 29,300 part-time associates on February 2, 2008.  Part-time associates work 35 hours per week or less. The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.  None of our employees are subject to collective bargaining agreements.

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

Future increase in costs such as the cost of merchandise, wage levels, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability.  As a fixed price retailer, we cannot raise the sales price of our merchandise to offset cost increases.  Unlike multi-price retailers, we are primarily dependent on our ability to operate more efficiently or effectively or increase our comparable store net sales in order to offset inflation.  We can give you no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future.  Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 19 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.

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

▪ Diesel fuel costs. We have experienced increases in diesel fuel costs over the past few years and expect increases in 2008.
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

Economic conditions, such as those caused by recession, inflation, cost increases, adverse weather conditions, or terrorism, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably.  Adverse economic conditions could disrupt consumer spending and significantly reduce our sales.

Sales below our expectations during peak seasons may cause our operating results to suffer materially.

Our highest sales periods are the Christmas and Easter seasons.  We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter.  In anticipation, we stock extra inventory and hire many temporary employees to supplement our stores.  An economic downturn during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a downturn occurred at other times of the year.  Untimely merchandise delays due to receiving or distribution problems could have a similar effect.  Sales during the Easter selling season are materially affected by the timing of the Easter holiday.  Easter in fiscal 2007 was on April 8th, while in fiscal 2008, it will be two weeks earlier on March 23rd.  We believe that the earlier Easter in 2008 could potentially result in $25.0 million of lost sales when compared to the first quarter of 2007.  In fiscal 2008, there is one fewer weekend between Thanksgiving and Christmas compared to fiscal 2007.   We believe this could potentially reduce the total foot traffic in our stores for the Christmas holiday in fiscal 2008 compared to fiscal 2007.

Our sales and profits rely on imported merchandise, which may increase in cost or become unavailable.

Merchandise imported directly from overseas accounts for approximately 40% to 45% of our total purchases at retail.  In addition, we believe that a small portion of our goods purchased from domestic vendors is imported.  China is the source of a substantial majority of our imports.  Imported goods are generally less expensive than domestic goods and increase our profit margins.  A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits.  Risks associated with our reliance on imported goods include:

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

We plan to expand our selling square footage by approximately 9% in 2008 to increase our sales and profits.  Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms.  We must also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores.  We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

Our profitability is affected by the mix of products we sell.

Our gross profit could decrease if we increase the proportion of higher cost goods we sell in the future.  In recent years, the percentage of our sales from higher cost consumable products has increased and is likely to increase slightly in 2008.  Our gross profit will decrease, unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage.  We can give you no assurance that we will be able to do so.

Pressure from competitors may reduce our sales and profits.

The retail industry is highly competitive.  The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies.  We expect competition to increase in the future because there are no significant economic barriers for others to enter our retail sector.  Many of our current or potential competitors have greater financial resources than we do.  We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors.  Please see Item 1, “Business,” beginning on page 6 of this Form 10-K for further discussion of the effect of competition on our operations.

The resolution of certain legal matters could have a material adverse effect on our results of operations, accrued liabilities and cash.

For a discussion of current legal matters, please see Item 3. “Legal Proceedings” beginning on page 14 of this Form 10-K.  Resolution of certain matters described in that item, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.

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

However, we believe that these provisions allow our Board of Directors to negotiate a higher price in the event of a takeover attempt which would be in the best interest of our shareholders.

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES

Stores
As of February 2, 2008, we operated 3,411 stores in 48 states as detailed below:

Alabama	82	Maine	17	Ohio	157
Arizona	58	Maryland	79	Oklahoma	51
Arkansas	45	Massachusetts	47	Oregon	70
California	241	Michigan	123	Pennsylvania	186
Colorado	46	Minnesota	51	Rhode Island	12
Connecticut	29	Mississippi	47	South Carolina	70
Delaware	20	Missouri	79	South Dakota	6
Florida	206	Montana	8	Tennessee	86
Georgia	135	Nebraska	14	Texas	212
Idaho	23	Nevada	28	Utah	33
Illinois	145	New Hampshire	16	Vermont	6
Indiana	97	New Jersey	79	Virginia	131
Iowa	26	New Mexico	25	Washington	61
Kansas	30	New York	154	West Virginia	31
Kentucky	65	North Carolina	149	Wisconsin	66
Louisiana	56	North Dakota	5	Wyoming	8

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

Distribution Centers
The following table includes information about the distribution centers that we currently operate.  We expanded the Briar Creek distribution center in 2007.  We believe our distribution center network, including this expansion, is capable of supporting approximately $6.7 billion in annual sales.

Location	Own/Lease	Lease Expires	Size in Square Feet

Chesapeake, Virginia	Own	N/A	400,000
Olive Branch, Mississippi	Own	N/A	425,000
Joliet, Illinois	Own	N/A	1,200,000
Stockton, California	Own	N/A	525,000
Briar Creek, Pennsylvania	Own	N/A	1,003,000
Savannah, Georgia	Own	N/A	603,000
Marietta, Oklahoma	Own	N/A	603,000
Salt Lake City, Utah	Lease	April 2010	252,000
Ridgefield, Washington	Own	N/A	665,000

In addition to our distribution centers noted above, during the past several years, we have used off-site facilities to accommodate limited quantities of seasonal merchandise.

Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems.  With the exception of our Salt Lake City and Ridgefield facilities each of our distribution centers also contains automated conveyor and sorting systems.

For more information on financing of our distribution centers, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations- Funding Requirements" Beginning on page 25 of this Form 10-K.

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

In 2003, we were served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hour violations.  The suit requested that the Court certify the case as a class action.  The parties engaged in mediation and reached an agreement which upon presentation to the Court, received preliminary approval and the certification of a settlement class.  Notices have been mailed to the class members and the final fairness hearing is expected to occur on May 22, 2008. The settlement amount has been accrued in the accompanying consolidated balance sheet as of February 2, 2008.

In 2005, we were served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods, and that terminated employees were not paid in a timely manner. The plaintiffs requested the Court to certify classes for their various claims and the presiding judge did so with respect to two classes, but denied others.  After a partly successful appeal by the plaintiffs, one additional class has been certified.  The certified classes now include two for alleged violations of that state’s labor laws concerning rest breaks and one related to untimely payments upon termination. Discovery is now on-going and no trial is anticipated before the latter part of 2008.

In 2006, we were served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the Court to certify the case and those claims as a class action.  The parties have reached a settlement and executed an Agreement by which the named plaintiff individually settled her Equal Pay Act and late payment claims.  The Court accepted the proposed settlement and certified a class for the check claim.  Notices have been mailed to class members and a hearing for final approval of the settlement has been scheduled for April 22, 2008.  The estimated settlement amount has been accrued in the accompanying consolidated balance sheet as of February 2, 2008.

In 2006, we were served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  Plaintiff sought and received from the Court an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by the Company now or within the past three years.  Such notice has been mailed and each involved person will determine whether he or she wishes to opt-in to the class as a plaintiff.  We intend at the appropriate time to challenge the anticipated effort by the opt-in plaintiffs to be certified as a class.

In 2007, we were served with a lawsuit filed in federal court in the state of California by one present and one former store manager.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California based store managers.  We responded with a motion to dismiss which the Court granted with respect to allegations of fraud.  The plaintiff then filed an amended complaint which has been answered by us. We were thereafter served with a second suit in a California state court which alleges essentially the same claims as those contained in the federal action and which likewise seeks class certification of all California store managers.  We have removed the case to the same federal court as the first suit, answered it and the two cases have been consolidated.  We will defend plaintiffs’ anticipated effort to seek class certification.

In 2007, we were served with a lawsuit filed in federal court in California by two former employees who allege they were not paid all wages due and owing for time worked, that they were not paid in a timely manner upon termination of their employment and that they did not receive accurate itemized wage statements.  They filed the suit as a class action and seek to include in the class all of our former employees in the state of California.  We responded with a motion to dismiss which the Court denied.  We answered and a motion for summary judgment on our part is presently pending before the Court.

We were recently served in federal court in California with a Complaint, on behalf of a former employee, alleging meal and rest break violations among other causes of action, and seeking class action status.  The settlement Order entered by the Court in the 2003 case referenced above included an injunction against meal and rest break claims on the part of class members which we believe include this plaintiff.  We will seek to stay this litigation in accordance with that injunction.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our 2007 fiscal year.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq Stock Market® under the symbol "DLTR" since our initial public offering on March 6, 1995.  The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended February 3, 2007:

First Quarter	$28.68	$24.34
Second Quarter	27.89	23.90
Third Quarter	32.00	25.62
Fourth Quarter	32.78	29.34

Fiscal year ended February 2, 2008:

First Quarter	$40.31	$31.24
Second Quarter	45.98	37.93
Third Quarter	44.13	33.69
Fourth Quarter	36.17	20.72

On March 28, 2008, the last reported sale price for our common stock, as quoted by Nasdaq, was $27.00 per share.  As of March 28, 2008, we had approximately 519 shareholders of record.

The following table presents our share repurchase activity for the 13 weeks ended February 2, 2008.

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans or
	of shares	price paid	announced plans	programs
Period	purchased	per share	or programs	(in millions)
November 4, 2007 to December 1, 2007	358,953	$28.50	358,953	$538.2
December 2, 2007 to January 5, 2008	3,018,093	27.98	3,018,093	453.7
January 6, 2008 to February 2, 2008	-	-	-	453.7
Total	3,377,046	$28.03	3,377,046	$453.7

In October 2007, our Board of Directors authorized the repurchase of an additional $500.0 million of our common stock. This authorization was in addition to the November 2006 authorization which had approximately $98.4 million remaining. As of February 2, 2008 we have approximately $453.7 million remaining under Board authorization.

We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended February 2, 2008, compared with the cumulative total returns of the NASDAQ Composite Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on December 31, 2002, and, in each of the foregoing indices on December 31, 2002, and that dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA

The following table presents a summary of our selected financial data for the fiscal years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004.  Fiscal 2006 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.

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

	Years Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Net sales	$4,242.6	$3,969.4	$3,393.9	$3,126.0	$2,799.9
Gross profit	1,461.1	1,357.2	1,172.4	1,112.5	1,018.4
Selling, general and administrative expenses	1,130.8	1,046.4	888.5	819.0	724.8
Operating income	330.3	310.8	283.9	293.5	293.6
Net income	201.3	192.0	173.9	180.3	177.6

Margin Data (as a percentage of net sales):
Gross profit	34.4%	34.2%	34.5%	35.6%	36.4%
Selling, general and administrative expenses	26.6%	26.4%	26.2%	26.2%	25.9%
Operating income	7.8%	7.8%	8.3%	9.4%	10.5%
Net income	4.7%	4.8%	5.1%	5.8%	6.3%

Per Share Data:

Diluted net income per share	$2.09	$1.85	$1.60	$1.58	$1.54
Diluted net income per share increase	13.0%	15.6%	1.3%	2.6%	14.1%

	As of
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$81.1	$306.8	$339.8	$317.8	$168.7
Working capital	382.9	575.7	648.2	675.5	450.3
Total assets	1,787.7	1,882.2	1,798.4	1,792.7	1,501.5
Total debt, including capital lease obligations	269.4	269.5	269.9	281.7	185.1
Shareholders' equity	988.4	1,167.7	1,172.3	1,164.2	1,014.5
	Years Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
Selected Operating Data:
Number of stores open at end of period	3,411	3,219	2,914	2,735	2,513
Gross square footage at end of period	36.1	33.3	29.2	25.9	21.4
Selling square footage at end of period	28.4	26.3	23.0	20.4	16.9
Selling square footage annual growth	8.0%	14.3%	12.6%	21.1%	27.5%
Net sales annual growth	6.9%	16.9%	8.6%	11.6%	18.7%
Comparable store net sales increase (decrease)	2.7%	4.6%	(0.8%)	0.5%	2.9%
Net sales per selling square foot	$155	$161	$156	$168	$187
Net sales per store	$1.3	$1.3	$1.2	$1.2	$1.2
Selected Financial Ratios:
Return on assets	11.0%	10.4%	9.7%	10.9%	13.7%
Return on equity	18.7%	16.4%	14.9%	16.5%	19.0%
Inventory turns	3.7	3.5	3.1	2.9	2.9

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2007, 2006 and 2005;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2007 and what we expect them to be in 2008; and

•	where funds will come from to pay for future expenditures.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for the fiscal year 2007 compared to the comparable fiscal year 2006 and the fiscal year 2006 compared to the comparable fiscal year 2005.

Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. You should keep in mind that:

•
On March 2, 2008, we reorganized by creating a new holding company structure. The new parent company is Dollar Tree, Inc., replacing Dollar Tree Stores, Inc., which is now an operating subsidiary. Outstanding shares of the capital stock of Dollar Tree Stores, Inc., were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company.  The articles of incorporation, the bylaws, the executive officers and the board of directors of our new holding company are the same as those of the former Dollar Tree Stores, Inc. in effect immediately prior to the reorganization.  The common stock of our new holding company will continue to be listed on the NASDAQ Global Select Market under the symbol “DLTR”.  The rights, privileges and interests of our stockholders will remain the same with respect to our new holding company.

•
On February 20, 2008, we entered into a five-year $550.0 million Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  Our March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.

•
In November 2007, we completed the 400,000 square foot expansion of our Briar Creek distribution center.  Including this expansion, we believe that our nine distribution centers will support approximately $6.7 billion in sales annually.

•
In October 2007, our Board of Directors authorized the repurchase of an additional $500.0 million of our common stock. This authorization was in addition to the November 2006 authorization which had approximately $98.4 million remaining. At February 2, 2008, we had approximately $453.7 million remaining under Board authorization.

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

At February 2, 2008, we operated 3,411 stores in 48 states, with 28.4 million selling square feet compared to 3,219 stores with 26.3 million selling square feet at February 3, 2007.  During fiscal 2007, we opened 240 stores, expanded 102 stores and closed 48 stores, compared to 211 new stores opened, 85 stores expanded and 44 stores closed during fiscal 2006.  In addition to the new stores opened in 2006, we acquired 138 Deal$ stores on March 25, 2006.  In the current year we achieved 8% selling square footage growth.  Of the 2.1 million selling square foot increase in 2007, 0.4 million was added by expanding existing stores.  The average size of our stores opened in 2007 was approximately 8,500 selling square feet (or about 10,800 gross square feet).  The average new store size decreased slightly in 2007 from approximately 9,000 selling square feet (or about 11,000 gross square feet) for new stores in 2006.  For 2008, we continue to plan to open stores that are approximately 8,500 - 9,000 selling square feet (or about 10,000 - 12,500 gross square feet).  We believe that this store size is our optimal size operationally and that this size also gives our customers an improved shopping environment that invites them to shop longer and buy more.  We expect the substantial majority of our future net sales growth to come from the square footage growth resulting from new store openings and expansion of existing stores.

Fiscal 2006 ended on February 3, 2007 and included 53 weeks, commensurate with the retail calendar.  The 53rd week in 2006 added approximately $70 million in sales. Fiscal 2007 and 2005 ended on February 2, 2008 and January 28, 2006, respectively, and both years included 52 weeks.

In fiscal 2007, comparable store net sales increased by 2.7%.  This increase was based on the comparable 52 weeks for both years.  We believe comparable store net sales were positively affected by a number of our initiatives over the past year, including expansion of forms of payment accepted by our stores and the roll-out of freezers and coolers to more of our stores.  During 2006, we completed the roll-out of pin-capture debit card acceptance to all of our stores, which has enabled us to accept Electronic Benefit Transfer cards and we now accept food stamps in approximately 1,100 qualified stores.  We believe the expansion of forms of payment accepted by our stores has helped increase the average transaction size in our stores.  On October 31, 2007, all of our stores began accepting VISA credit as well, which we expect to have a positive impact on future sales.

We continued to experience a slight shift in the mix of merchandise sold to more consumables which we believe increases the traffic in our stores; however, this merchandise has lower margins.  The negative impact from the planned shift toward more consumables was smaller in 2007 than in 2006.  The planned shift in mix to more consumables is partially the result of the roll-out of frozen and refrigerated merchandise to more stores in 2007 and 2006.  At February 2, 2008 we had frozen and refrigerated merchandise in approximately 1,100 stores compared to approximately 700 stores at February 3, 2007. We believe that this will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers and increasing the average transaction size.

Our point-of-sale technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores.  We believe that this has enabled us to better manage our inventory flow resulting in more efficient distribution and store operations and increased inventory turnover for each of the last two years.  Inventory turnover improved by approximately 25 basis points in 2007 compared to 2006 and by approximately 45 basis points in 2006 compared to 2005.   Inventory per store has also remained constant at February 2, 2008 compared to February 3, 2007 despite slightly lower than expected fourth-quarter 2007 sales and the increased merchandise flow due to the earlier Easter season in 2008.

We must continue to control our merchandise costs, inventory levels and our general and administrative expenses.  Increases in these line items could negatively impact our operating results.

Our plans for fiscal 2008 anticipate net sales in the $4.49 billion to $4.62 billion range and diluted earnings per share of $2.17 to $2.35.  This guidance for 2008 is predicated on selling square footage growth of approximately 9%. The earnings per share guidance for 2008 is exclusive of any share repurchase activity in 2008.

On March 25, 2006, we completed our acquisition of 138 Deal$ stores. These stores are located primarily in the Midwest part of the United States and we have existing logistics capacity to service these stores.  This acquisition also included a few “combo” stores that offer an expanded assortment of merchandise including items that sell for more than $1.  Substantially all Deal$ stores acquired continue to operate under the Deal$ banner while providing us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  At February 2, 2008, 131 of these stores were selling items priced over $1.00, compared to 121 stores at February 3, 2007.

We paid approximately $32.0 million for store-related and other assets and $22.1 million for inventory. The results of Deal$ store operations are included in our financial statements since the acquisition date and did not have a significant impact on our operating results in fiscal 2007 or fiscal 2006.

Results of Operations
The following table expresses items from our consolidated statements of operations, as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.6%	65.8%	65.5%
Gross profit	34.4%	34.2%	34.5%

Selling, general and administrative
expenses	26.6%	26.4%	26.2%

Operating income	7.8%	7.8%	8.3%

Interest income	0.1%	0.2%	0.2%
Interest expense	(0.4%)	(0.4%)	(0.4%)

Income before income taxes	7.5%	7.6%	8.1%

Provision for income taxes	(2.8%)	(2.8%)	(3.0%)

Net income	4.7%	4.8%	5.1%

Fiscal year ended February 2, 2008 compared to fiscal year ended February 3, 2007

Net Sales.  Net sales increased 6.9%, or $273.2 million, in 2007 compared to 2006, resulting primarily from sales in our new and expanded stores. Our sales increase was also impacted by a 2.7% increase in comparable store net sales for the year.  This increase is based on the comparable 52-weeks for both years. These increases were partially offset by an extra week of sales in 2006 due to the 53-week retail calendar for 2006.  On a comparative 52-week basis, sales increased approximately 8.8% in 2007 compared to 2006. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.

The following table summarizes the components of the changes in our store count for fiscal years ended February 2, 2008 and February 3, 2007.

	February 2, 2008	February 3, 2007

New stores	208	190
Deal$ acquisition	--	138
Acquired leases	32	21
Expanded or relocated stores	102	85
Closed stores	(48)	(44)

Of the 2.1 million selling square foot increase in 2007 approximately 0.4 million was added by expanding existing stores.

Gross Profit.  Gross profit margin increased to 34.4% in 2007 compared to 34.2% in 2006.  The increase was primarily due to a 50 basis point decrease in merchandise cost, including inbound freight, due to improved initial mark-up in many categories in the current year.  This decrease was partially offset by a 40 basis point increase in occupancy costs due to the loss of leverage from the extra week of sales in the prior year and the lower comparable store net sales in the current year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, increased to 26.6% for 2007 compared to 26.4% for 2006.  The increase is primarily due to the following:

•	Operating and corporate expenses increased approximately 25 basis points due to increased debit and credit fees resulting from increased debit transactions in the current year and the rollout of VISA credit at October 31, 2007. Also, in 2006, we had approximately 10 basis points of income related to early lease terminations.
•	Occupancy costs increased 15 basis points primarily due to increased repairs and maintenance costs in the current year.
•
Partially offsetting these increases was an approximate 15 basis point decrease in depreciation expense due to the expiration of the depreciable life on much of the supply chain hardware and software placed in service in 2002.

Operating Income.  Due to the reasons discussed above, operating income margin was  7.8% in 2007 and 2006.

Income Taxes.  Our effective tax rate was 37.1% in 2007 compared to 36.6% in 2006.  The increase in the rate for 2007 reflects a reduction of tax-exempt interest income in the current year due to lower investment levels resulting from increased share repurchase activity and an increase in tax reserves in accordance with the Financial Accounting Standards Board’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  These increases more than offset a slight decrease in our net state tax rate.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, increased to 26.4% for 2006 as compared to 26.2% for 2005.  The increase is primarily due to the following:

•
Payroll and benefit related costs increased 35 basis points due to increased incentive compensation costs resulting from better overall company performance in 2006 as compared to 2005 and increased stock compensation expense, partially offset by lower workers’ compensation costs in 2006.

•	Operating and corporate expenses decreased 10 basis points primarily as the result of payments received for early lease terminations in 2006.

Operating Income.  Due to the reasons discussed above, operating income margin decreased to 7.8% in 2006 compared to 8.3% in 2005.

Income Taxes.  Our effective tax rate was 36.6% in 2006 compared to 36.8% in 2005.  The decreased tax rate for 2006 was due primarily to increased tax-exempt interest on certain of our investments in 2006.

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

The following table compares cash-related information for the years ended February 2, 2008, February 3, 2007, and January 28, 2006:

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$367.3	$412.8	$365.1
Investing activities	(22.7)	(190.7)	(235.5)
Financing activities	(389.0)	(202.9)	(170.3)

Net cash provided by operating activities decreased $45.5 million compared to last year due to increased working capital requirements in the current year and increases in the provision for deferred taxes, partially offset by improved earnings before depreciation and amortization in the current year.

Net cash used in investing activities decreased $168.0 million compared to last year.  This decrease is due to $129.1 million of increased proceeds from short-term investment activity in the current year to fund increased capital stock repurchases and $54.1 million used in the prior year to acquire Deal$ assets.   These were partially offset by increased capital expenditures in the current year resulting from the Briar Creek distribution center and the corporate headquarters expansions.

Net cash used in financing activities increased $186.1 million due primarily to increased stock repurchases in the current year partially offset by increased proceeds from stock option exercises in the current year resulting from the Company’s higher stock price earlier in the year.

The $47.7 million increase in cash provided by operating activities in 2006 as compared to 2005 was primarily due to increased earnings before depreciation and better payables management in 2006, partially offset by approximately $28.9 million of rent payments for February 2007 made prior to the end of fiscal 2006.

The $44.8 million decrease in cash used in investing activities in 2006 compared to 2005 was the result of a $114.9 million increase in net proceeds from short-term investments which were used to help fund stock repurchases and the Deal$ acquisition in 2006.  In 2006, we purchased an additional $9.3 million, net, of investments in a restricted account to collateralize certain long-term insurance obligations.  Additional uses of cash for investing activities consisted of $54.1 million for the Deal$ acquisition in 2006 and an increase of $36.1 million in capital expenditures due primarily to new store growth and the installation of freezers and coolers to certain stores in 2006.

The $32.6 million increase in cash used in financing activities in 2006 compared to 2005 primarily resulted from $248.2 million in stock repurchases in 2006 compared to $180.4 million in 2005.  This increase was partially offset by increased proceeds from stock option exercises in 2006 resulting from our higher stock prices in 2006 as compared to 2005.

At February 2, 2008, our long-term borrowings were $268.5 million and our capital lease commitments were $0.9 million.  We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $88.9 million were committed to letters of credit issued for routine purchases of imported merchandise at February 2, 2008.

On February 20, 2008, we entered into a five-year $550.0 million Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  Our March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.

In March 2005, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock through March 2008.  In November 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock.  This amount was in addition to the $27.0 million remaining on the March 2005 authorization.  Then, in October 2007, our Board of Directors authorized the repurchase of an additional $500.0 million of our common stock. This authorization was in addition to the November 2006 authorization which had approximately $98.4 million remaining at the time.

In December 2006, we entered into two agreements with a third party to repurchase approximately $100.0 million of our common shares under an Accelerated Share Repurchase Agreement.

The first $50.0 million was executed in an “uncollared” agreement.  In this transaction we initially received 1.7 million shares based on the market price of our stock of $30.19 as of the trade date (December 8, 2006).  A weighted average price of $32.17 was calculated using stock prices from December 16, 2006 – March 8, 2007.  This represented the calculation period for the weighted average price. Based on this weighted average price, we paid the third party an additional $3.3 million on March 8, 2007 for the 1.7 million shares delivered under this agreement.

The remaining $50.0 million was executed under a “collared” agreement.  Under this agreement, we initially received 1.5 million shares through December 15, 2006, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The number of shares received under the agreement was determined based on the weighted average market price of our common stock, net of a predetermined discount, during the time after the initial execution date through March 8, 2007. The calculated weighted average market price through March 8, 2007, net of a predetermined discount, as defined in the “collared” agreement, was $31.97.  Therefore, on March 8, 2007, we received an additional 0.1 million shares under the “collared” agreement resulting in 1.6 million total shares being repurchased under this agreement.

On March 29, 2007, we entered into an agreement with a third party to repurchase $150.0 million of our common shares under an Accelerated Share Repurchase Agreement.  The entire $150.0 million was executed under a “collared” agreement.  Under this agreement, we initially received 3.6 million shares through April 12, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The number of shares was determined based on the weighted average market price of our common stock during the four months after the initial execution date.  The calculated weighted average market price through July 30, 2007, net of a predetermined discount, as defined in the “collared” agreement, was $40.78.  Therefore, on July 30, 2007, we received an additional 0.1 million shares under the “collared” agreement resulting in 3.7 million total shares being repurchased under this agreement.

On August 30, 2007, we entered into an agreement with a third party to repurchase $100.0 million of our common shares under an Accelerated Share Repurchase Agreement.  The entire $100.0 million was executed under a “collared” agreement.  Under this agreement, we initially received 2.1 million shares through September 10, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The number of shares received under the agreement was determined based on the weighted average market price of our common stock, net of a predetermined discount, during the time after the initial execution date through a period of up to four and one half months.  The contract terminated on October 22, 2007 and the weighted average price through that date was $41.16.  Therefore, on October 22, 2007, we received an additional 0.3 million shares resulting in 2.4 million total shares repurchased under this agreement.

We repurchased approximately 12.8 million shares for approximately $473.0 million in fiscal 2007, approximately 8.8 million shares for approximately $248.2 million in fiscal 2006 and approximately 7.0 million shares for approximately 180.4 million in fiscal 2005.  At February 2, 2008, the Company had approximately $453.7 remaining under Board authorization.

Funding Requirements

Overview
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2008 to total approximately $176.0 million, which includes capital expenditures, initial inventory and pre-opening costs.  Our estimated capital expenditures for fiscal 2008 are between $155.0 and $165.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 150 stores and completion of the expansion to our home office and data center in Chesapeake, Va.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facility.

The following tables summarize our material contractual obligations at February 2, 2008, including both on- and off-balance sheet arrangements, and our commitments, excluding interest on long-term borrowings (in millions):

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Lease Financing
Operating lease obligations	$1,363.2	$319.0	$284.3	$238.4	$185.8	$129.9	$205.8
Capital lease obligations	0.9	0.3	0.3	0.2	0.1	--	--

Long-term Borrowings
Revolving credit facility	250.0	--	250.0	--	--	--	--
Revenue bond financing	18.5	18.5	--	--	--	--	--
Interest on long-term borrowings	13.7	11.8	1.9	--	--	--	--
Total obligations	$1,646.3	$349.6	$536.5	$238.6	$185.9	$129.9	$205.8

Commitments	Total	Expiring in 2008	Expiring in 2009	Expiring in 2010	Expiring in 2011	Expiring in 2012	Thereafter

Letters of credit and surety bonds	$108.7	$108.1	$0.6	$--	$--	$--	$--
Freight contracts	191.2	85.0	83.7	14.5	4.5	3.5	--
Technology assets	5.1	5.1	--	--	--	--	--
Total commitments	$305.0	$198.2	$84.3	$14.5	$4.5	$3.5	$--

Lease Financing
Operating Lease Obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to February 2, 2008 for stores that were not yet open on February 2, 2008.

Capital Lease Obligations.  Our capital lease obligations are primarily for distribution center equipment and computer equipment at the store support center.

Revolving Credit Facility.  In March 2004, we entered into a five-year Revolving Credit Facility (the Facility).  The Facility provides for a $450.0 million line of credit, including up to $50.0 million in available letters of credit.  Interest is assessed under the line based on matrix pricing which currently approximates LIBOR, plus 0.475%.  This rate was 4.47% at February 2, 2008.  The Facility also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the facility, payable quarterly.  The Facility, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Facility also bears an administrative fee payable annually.  We used availability under this Facility to repay the $142.6 million of variable-rate debt and to purchase short-term investments.  As of February 2, 2008, we had $250.0 million outstanding on this Facility.

On February 20, 2008, we entered into a five-year $550.0 million Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  Our March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.

Revenue Bond Financing.  In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds.  We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi.  At February 2, 2008, the balance outstanding on the bonds was $18.5 million.  These bonds are due to be fully repaid in June 2018.  The bonds do not have a prepayment penalty as long as the interest rate remains variable.  The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.  We pay interest monthly based on a variable interest rate, which was 3.38% at February 2, 2008.

Interest on Long-term Borrowings. This amount represents interest payments on the revolving credit facility and the revenue bond financing using the interest rates for each at February 2, 2008.

Commitments
Letters of Credit and Surety Bonds.  In March 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $125.0 million for letters of credit. In December 2004, we entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $88.9 million of purchases committed under these letters of credit at February 2, 2008.

We also have approximately $19.8 million of letters of credit or surety bonds outstanding for our self-insurance programs and certain utility payment obligations at some of our stores.

Freight Contracts.  We have contracted outbound freight services from various carriers with contracts expiring through February 2013.  The total amount of these commitments is approximately $191.2 million.

Technology Assets.  We have commitments totaling approximately $5.1 million to primarily purchase store technology assets for our stores during 2008.

Derivative Financial Instruments
We are party to one interest rate swap, which allows us to manage the risk associated with interest rate fluctuations on the demand revenue bonds. The swap is based on a notional amount of $18.5 million. Under the $18.5 million agreement, as amended, we pay interest to the bank that provided the swap at a fixed rate.  In exchange, the financial institution pays us at a variable-interest rate, which is similar to the rate on the demand revenue bonds.  The variable-interest rate on the interest rate swap is set monthly.  No payments are made by either party under the swap for monthly periods with an established interest rate greater than a predetermined rate (the knock-out rate).  The swap may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates and expires in 2009.

Because of the knock-out provision in the $18.5 million swap, changes in the fair value of that swap are recorded in earnings.  For more information on the interest rate swaps, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” beginning on page 29 of this Form 10-K.

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.   These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our $250.0 million variable rate term note.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which approximates the variable rate on the debt, excluding the credit spread.  We believe these swaps are highly effective as the interest reset dates and the underlying interest rate indices are identical for the swaps and the debt.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  These swaps expire in March 2011.

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

Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at February 2, 2008 is based on estimated shrink for most of 2007, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10 basis points in our Dollar Tree stores for the last two years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  We periodically adjust our shrink estimates to address these factors as they become apparent.

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

Income Taxes
On a quarterly basis, we estimate our required income tax liability and assess the recoverability of our deferred tax assets.  Our income taxes payable are estimated based on enacted tax rates, including estimated tax rates in states where our store base is growing, applied to the income expected to be taxed currently.  Management assesses the recoverability of deferred tax assets based on the availability of carrybacks of future deductible amounts and management’s projections for future taxable income.  We cannot guarantee that we will generate taxable income in future years.  Historically, we have not experienced significant differences in our estimates of our tax accrual.

In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in a tax return.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded. We believe that our liability for uncertain tax positions is adequate. For further discussion of our changes in reserves during 2007, see Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements” beginning on page 42 of this Form 10-K.

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

Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on April 16, 2006, April 8, 2007, and will be observed on March 23, 2008. We believe that the earlier Easter in 2008 could potentially result in $25 million of lost sales when compared to the first quarter of 2007.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, consumer sentiment or inclement weather.  Fiscal 2006 consisted of 53 weeks, commensurate with the retail calendar.  This extra week contributed approximately $70 million of sales in 2006 compared to 2007.  Fiscal 2007 consisted of 52 weeks. In fiscal 2008, there is one fewer weekend between Thanksgiving and Christmas compared to fiscal 2007.   We believe this could potentially reduce the total foot traffic in our stores for the Christmas holiday in fiscal 2008 compared to fiscal 2007.

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

Shipping Costs.  Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs. As a result, our trans-Pacific shipping costs in fiscal 2008 may increase compared with fiscal 2007 when we renegotiate our import shipping rates effective May 2008.  We can give no assurances as to the amount of the increase, as we are in the early stages of our negotiations.

Minimum Wage.  On May 25, 2007, the President signed legislation that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour by June 2009.  We do not expect this legislation to have a material effect on our operations in fiscal 2008.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  We will adopt this statement in the first quarter of 2008 and we do not expect it to have a material effect on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 in the first quarter of 2007.  For further discussion of the effect of the adoption of FIN 48, see Item 8 “Financial Statements and Supplementary Data” - Notes 1 and 3 of the Consolidated Financial Statements beginning on page 37 of this Form 10-K.

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

The following table summarizes the financial terms of our interest rate swap agreement and the fair value of the interest rate swap at February 2, 2008:

Hedging Instrument	Receive Variable	Pay Fixed	Knock-out Rate	Expiration	Fair Value
$18.5 million interest rate swap	LIBOR	4.88%	7.75%	4/1/09	$0.5 million

Hypothetically, a 1% change in interest rates results in approximately a $0.2 million change in the amount paid or received under the terms of the interest rate swap agreement on an annual basis.  Due to many factors, management is not able to predict the changes in fair value of our interest rate swap. These fair values are obtained from an outside financial institution.

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.   These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our $250.0 million variable rate term note.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which approximates the variable rate on the debt, excluding the credit spread.  We believe these swaps are highly effective as the interest reset dates and the underlying interest rate indices are identical for the swaps and the debt.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire in March 2011.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	32

Consolidated Statements of Operations for the years ended
February 2, 2008, February 3, 2007 and January 28, 2006	33

Consolidated Balance Sheets as of February 2, 2008 and
February 3, 2007	34

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended February 2, 2008, February 3, 2007 and
January 28, 2006	35

Consolidated Statements of Cash Flows for the years ended
February 2, 2008, February 3, 2007 and January 28, 2006	36

Notes to Consolidated Financial Statements	37

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dollar Tree, Inc. (formerly Dollar Tree Stores, Inc.):

We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (formerly Dollar Tree Stores, Inc.) and subsidiaries (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 2, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective February 4, 2007, and Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar Tree, Inc.’s (formerly Dollar Tree Stores, Inc.) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia
April 1, 2008

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
(In millions, except per share data)	2008	2007	2006
Net sales	$4,242.6	$3,969.4	$3,393.9
Cost of sales (Note 4)	2,781.5	2,612.2	2,221.5
Gross profit	1,461.1	1,357.2	1,172.4

Selling, general and administrative
expenses (Notes 8 and 9)	1,130.8	1,046.4	888.5

Operating income	330.3	310.8	283.9

Interest income	6.7	8.6	6.8
Interest expense (Notes 5 and 6)	(17.2)	(16.5)	(15.5)

Income before income taxes	319.8	302.9	275.2

Provision for income taxes (Note 3)	118.5	110.9	101.3

Net income	$201.3	$192.0	$173.9

Basic net income per share (Note 7)	$2.10	$1.86	$1.61

Diluted net income per share (Note 7)	$2.09	$1.85	$1.60

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$40.6	$85.0
Short-term investments	40.5	221.8
Merchandise inventories	641.2	605.0
Deferred tax assets (Note 3)	17.3	10.7
Prepaid expenses and other current assets	49.2	45.4
Total current assets	788.8	967.9

Property, plant and equipment, net (Note 2)	743.6	715.3
Goodwill (Note 10)	133.3	133.3
Other intangibles, net (Notes 2 and 10)	14.5	13.3
Deferred tax assets (Note 3)	38.7	-
Other assets, net (Notes 2, 8 and 11)	68.8	52.4

TOTAL ASSETS	$1,787.7	$1,882.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$18.5	$18.8
Accounts payable	200.4	198.1
Other current liabilities (Note 2)	143.6	132.0
Income taxes payable	43.4	43.3
Total current liabilities	405.9	392.2

Long-term debt, excluding current portion (Note 5)	250.0	250.0
Income taxes payable, long-term (Note 3)	55.0	-
Deferred tax liabilities (Note 3)	-	1.5
Other liabilities (Notes 6 and 8)	88.4	70.8

Total liabilities	799.3	714.5

Commitments, contingencies and
subsequent events (Notes 1,4,5 and 6)

Shareholders' equity (Notes 6, 7 and 9):
Common stock, par value $0.01. 300,000,000 shares
authorized, 89,784,776 and 99,663,580 shares
issued and outstanding at February 2, 2008
and February 3, 2007, respectively	0.9	1.0
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	0.1	0.1
Retained earnings	987.4	1,166.6
Total shareholders' equity	988.4	1,167.7

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,787.7	$1,882.2

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007, AND JANUARY 28, 2006

				Accumulated
	Common		Additional	Other			Share-
	Stock	Common	Paid-in	Comprehensive	Unearned	Retained	holders'
(in millions)	Shares	Stock	Capital	Income (Loss)	Compensation	Earnings	Equity

Balance at January 29, 2005	113.0	$1.1	$177.7	$(0.3)	$(0.1)	$985.8	$1,164.2

Net income for the year ended
January 28, 2006	-	-	-	-	-	173.9	173.9
Other comprehensive income (Note 7)	-	-	-	0.4	-	-	0.4
Total comprehensive income							174.3
Issuance of stock under Employee
Stock Purchase Plan (Note 9)	0.1	-	3.0	-	-	-	3.0
Exercise of stock options, including
income tax benefit of $1.2 (Note 9)	0.4	-	8.8	-	-	-	8.8
Repurchase and retirement of shares (Note 7)	(7.0)	-	(180.3)	-	-	-	(180.3)
Stock-based compensation (Notes 1 and 9)	-	-	2.2	-	0.1	-	2.3
Balance at January 28, 2006	106.5	1.1	11.4	0.1	-	1,159.7	1,172.3

Net income for the year ended
February 3, 2007	-	-	-	-	-	192.0	192.0
Other comprehensive income (Note 7)	-	-	-	-	-	-	-
Total comprehensive income							192.0
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	2.8	-	-	-	2.8
Exercise of stock options, including
income tax benefit of $5.6 (Note 9)	1.7	-	43.1	-	-	-	43.1
Repurchase and retirement of shares (Note 7)	(8.8)	(0.1)	(63.0)		-	(185.1)	(248.2)
Stock-based compensation, net (Notes 1 and 9)	0.1	-	5.7	-	-	-	5.7
Balance at February 3, 2007	99.6	1.0	-	0.1	-	1,166.6	1,167.7

Net income for the year ended
February 2, 2008	-	-	-	-	-	201.3	201.3
Other comprehensive income (Note 7)	-	-	-	-	-	-	-
Total comprehensive income							201.3
Adoption of FIN 48 (Note 3)	-	-	-	-	-	(0.6)	(0.6)
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	-	-	-	3.5	3.5
Exercise of stock options, including
income tax benefit of $13.0 (Note 9)	2.7	-	-	-	-	81.1	81.1
Repurchase and retirement of shares (Note 7)	(12.8)	(0.1)	-		-	(472.9)	(473.0)
Stock-based compensation, net (Notes 1 and 9)	0.2	-	-	-	-	8.4	8.4
Balance at February 2,2008	89.8	$0.9	$-	$0.1	$-	$987.4	$988.4

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
(In millions)	2008	2007	2006
Cash flows from operating activities:
Net income	$201.3	$192.0	$173.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	159.3	159.0	140.7
Provision for deferred income taxes	(46.8)	(21.9)	(21.5)
Tax benefit of stock option exercises	-	-	1.2
Stock based compensation expense	11.3	6.7	2.4
Other non-cash adjustments to net income	8.0	5.1	5.6
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(36.2)	(6.2)	38.9
Other assets	(4.4)	(19.8)	(5.5)
Accounts payable	2.3	53.7	11.4
Income taxes payable	46.9	1.6	8.0
Other current liabilities	8.7	31.8	(6.4)
Other liabilities	16.9	10.8	16.4
Net cash provided by operating activities	367.3	412.8	365.1

Cash flows from investing activities:
Capital expenditures	(189.0)	(175.3)	(139.2)
Purchase of short-term investments	(1,119.2)	(1,044.4)	(885.5)
Proceeds from maturities of short-term investments	1,300.5	1,096.6	822.8
Purchase of restricted investments	(99.3)	(84.5)	(69.4)
Proceeds from maturities of restricted investments	90.9	75.2	39.5
Purchase of Deal$ assets, net of cash acquired of $0.3	-	(54.1)	-
Acquisition of favorable lease rights	(6.6)	(4.2)	(3.7)
Net cash used in investing activities	(22.7)	(190.7)	(235.5)

Cash flows from financing activities:
Principal payments under long-term debt and capital lease obligations	(0.6)	(0.6)	(0.6)
Borrowings from revolving credit facility	362.4	-	-
Repayments of revolving credit facility	(362.4)	-	-
Payments for share repurchases	(473.0)	(248.2)	(180.4)
Proceeds from stock issued pursuant to stock-based
compensation plans	71.6	40.3	10.7
Tax benefit of stock options exercised	13.0	5.6	-
Net cash used in financing activities	(389.0)	(202.9)	(170.3)

Net increase (decrease) in cash and cash equivalents	(44.4)	19.2	(40.7)
Cash and cash equivalents at beginning of year	85.0	65.8	106.5
Cash and cash equivalents at end of year	$40.6	$85.0	$65.8
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$18.7	$14.9	$11.8
Income taxes	$109.5	$125.5	$113.9

Supplemental disclosure of non-cash investing and financing activities:
The Company purchased equipment under capital lease obligations amounting to $0.5 million, $0.1 million and $0.4 million in the years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively.

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
On March 2, 2008, the Company reorganized by creating a new holding company structure.  The primary purpose of the reorganization was to create a more efficient corporate structure.  The business operations of the Company and its subsidiaries will not change as a result of this reorganization.  As a part of the holding company reorganization, a new parent company, Dollar Tree, Inc., was formed.  Outstanding shares of the capital stock of Dollar Tree Stores, Inc., were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company.  The articles of incorporation, the bylaws, the executive officers and the board of directors of the new holding company are the same as those of the former Dollar Tree Stores, Inc. in effect immediately prior to the reorganization.  The common stock of the new holding company will continue to be listed on the NASDAQ Global Select Market under the symbol “DLTR”.  The rights, privileges and interests of the Company’s stockholders will remain the same with respect to the new holding company.

At February 2, 2008, Dollar Tree, Inc. (the Company), formerly Dollar Tree Stores, Inc., owned and operated 3,411 discount variety retail stores.  Approximately 3,300 of these stores sell substantially all items for $1.00 or less.  The remaining stores were acquired as apart of the Deal$ acquisition and these stores sell most items for $1.00 or less but also sell items at prices greater than $1.00.  The Company's stores operate under the names of Dollar Tree, Deal$ and Dollar Bills.  The Company’s stores average approximately 8,300 selling square feet.

The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia.  The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania, Georgia, Oklahoma, Utah and Washington.  The Company's stores are located in all 48 contiguous states.  The Company's merchandise includes food, health and beauty care, party goods, candy, toys, stationery, seasonal goods, gifts and other consumer items.  Approximately 40% to 45% of the Company's merchandise is imported, primarily from China.

Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to “2007” or “Fiscal 2007,” “2006” or “Fiscal 2006,” and “2005” or “Fiscal 2005,” relates to as of or for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively.  Fiscal year 2006 consisted of 53 weeks, while 2007 and 2005 both consisted of 52 weeks.

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

Reclassifications
Certain 2006 and 2005 amounts have been reclassified for comparability with the current period presentation.  The balance sheet at February 3, 2007 presented herein reflects an immaterial correction which increased other current assets and accounts payable by $8.9 million.  The gross amount of purchases of restricted investments and proceeds from the maturities of restricted investments have been included in 2006 and 2005.  These amounts were previously reported on a net basis.

Cash and Cash Equivalents
Cash and cash equivalents at February 2, 2008 and February 3, 2007 includes $12.8 million and $40.3 million, respectively, of investments in money market securities and bank participation agreements which are valued at cost, which approximates fair value.  The underlying assets of these short-term participation agreements are primarily commercial notes.  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

Short-Term Investments
The Company’s short-term investments at February 2, 2008, consist primarily of government-sponsored municipal bonds.  These investments are classified as available for sale and are recorded at fair value, which approximates cost.  The government-sponsored municipal bonds can be converted into cash depending on terms of the underlying agreement.  Short-term investments at February 3, 2007 also included auction rate securities.  The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less.  The securities underlying both the government-sponsored municipal bonds and the auction rate securities have longer legal maturity dates.

Merchandise Inventories
Merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a weighted average cost basis.  Cost is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $26.3 million and $25.6 million at February 2, 2008 and February 3, 2007, respectively.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Transportation vehicles	4 to 6 years

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

Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather tested for impairment at least annually.  In accordance with SFAS No. 142, goodwill is no longer being amortized, but is tested annually for impairment.  In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2007 and determined that no impairment loss existed. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144.  The Company performs its annual assessment of impairment following the finalization of each November’s financial statements.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2007, 2006 and 2005, the Company recorded charges of $0.8 million, $0.5 million and $0.2 million, respectively, to write down certain assets.  These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

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

The Company’s remaining interest rate swap does not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS133).  This interest rate swap is recorded at fair value in the accompanying consolidated balance sheets as a component of “other liabilities” (see Note 6).  Changes in the fair value of this interest rate swap are recorded as "interest expense” in the accompanying consolidated statements of operations.  The fair value of this interest rate swap at February 2, 2008 was $0.5 million.  The fair value at February 3, 2007 was less than $0.1 million.

Lease Accounting
The Company leases all of its retail locations under operating leases.  The Company recognizes minimum rent expense starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded in deferred rent and are amortized as a reduction of rent expense over the term of the lease.

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

Advertising Costs
The Company expenses advertising costs as they are incurred.  Advertising costs approximated $8.4 million, $10.6 million and $11.8 million for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively.

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

On February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  With the adoption of FIN 48, the Company includes interest and penalties in the provision for income tax expense and income taxes payable.  The Company does not provide for any penalties associated with tax contingencies unless they are considered probable of assessment.  Refer to Note 3 for further discussion of income taxes and the impact of adopting FIN 48.

Stock-Based Compensation
Effective, January 29, 2006, the Company adopted Statement of Financial Accounting Standards, No. 123 (revised 2004), Share-Based Payment, (SFAS 123R).  This statement is a revision of SFAS 123 and supersedes Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion 25).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The Company adopted SFAS 123R using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 29, 2006, and to all awards granted to employees that were unvested as of January 29, 2006.  In accordance with the modified prospective method of implementation, 2005 financial statements have not been restated to reflect the impact of SFAS 123R.  During 2006, the Company recognized $1.8 million of stock-based compensation expense as a result of the adoption of SFAS 123R.  Total stock-based compensation expense for 2007, 2006 and 2005 was $11.3 million, $6.7 million and $2.4 million, respectively.  Through January 28, 2006, the Company applied the intrinsic value recognition and measurement principles of APB Opinion 25 and related Interpretations in accounting for its stock-based employee compensation plans.  Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS 123R requires cash flows resulting from the tax deductions in excess of the tax benefits of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows.  Thus, the Company has classified the $13.0 million and $5.6 million of excess tax benefits recognized in 2007 and 2006, respectively, as financing cash flows.  Excess tax benefits of $1.2 million recognized in 2005 prior to the adoption of SFAS 123R, are classified as operating cash flows.

If the accounting provisions of SFAS 123 had been applied to 2005, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

Year Ended
January 28,
(in millions, except per share data)	2006

Net income as reported	$173.9
Add: Total stock-based employee
compensation expense included in net
income, net of related tax effects	1.5
Deduct: Total stock-based employee
compensation expense determined under
fair value based method,
net of related tax effects	(18.2)

$157.2

Net income per share:
Basic, as reported	$1.61
Basic, pro forma under FAS 123	1.45

Diluted, as reported	$1.60
Diluted, pro forma under FAS 123	1.44

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

On March 14, 2008, the Board of Directors granted approximately 0.3 million restricted stock units and options to purchase 0.4 million shares of the Company’s common stock under the Company’s Equity Incentive Plan and the EOEP.

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

NOTE 2 - BALANCE SHEET COMPONENTS

Other Intangibles, Net
Intangibles, net, as of February 2, 2008 and February 3, 2007 consist of the following:

	February 2,	February 3,
(in millions)	2008	2007

Non-competition agreements	$6.4	$6.4
Accumulated amortization	(5.9)	(5.1)
Non-competition agreements, net	0.5	1.3

Favorable lease rights	25.1	19.0
Accumulated amortization	(11.1)	(7.0)
Favorable lease rights, net	14.0	12.0

Total other intangibles, net	$14.5	$13.3

Non-Competition Agreements
The Company has entered into non-competition agreements with certain former executives of certain acquired entities.  These assets are being amortized over the legal term of the individual agreements, ranging from five to ten years.

Favorable Lease Rights
In 2007 and 2006, the Company acquired favorable lease rights for operating leases for retail locations from third parties, including the acquired favorable lease rights in its acquisition of 138 Deal$ stores (see Note 10).  The Company’s favorable lease rights are amortized on a straight-line basis to rent expense over the remaining initial lease terms, which expire at various dates through 2016.  The weighted average life remaining on the favorable lease rights at February 2, 2008 is 50 months.

Amortization expense related to the non-competition agreements and favorable lease rights was $5.4 million, $4.4 million and $3.3 million for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.  Estimated annual amortization expense for the next five years follows: 2008 - $4.9 million; 2009 - $3.2 million; 2010 - $2.5 million, 2011 - $1.9 million, and 2012 - $1.1 million.

Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 2, 2008 and February 3, 2007 consists of the following:

	February 2,	February 3,
(in millions)	2008	2007

Land	$29.4	$29.4
Buildings	172.7	154.7
Improvements	535.1	482.3
Furniture, fixtures and equipment	785.0	708.6
Construction in progress	52.9	38.3

Total property, plant and equipment	1,575.1	1,413.3

Less: accumulated depreciation and amortization	831.5	698.0

Total property, plant and equipment, net	$743.6	$715.3

Other Assets, Net
Other assets, net includes $47.6 million and $39.2 million at February 2, 2008 and February 3, 2007, respectively of restricted investments.  The Company purchased these restricted investments to collateralize long-term insurance obligations.  These investments replaced higher cost stand by letters of credit and surety bonds.  These investments consist primarily of government-sponsored municipal bonds, similar to our short-term investments.  These investments are classified as available for sale and are recorded at fair value, which approximates cost.

Other Current Liabilities
Other current liabilities as of February 2, 2008 and February 3, 2007 consist of accrued expenses for the following:

	February 2,	February 3,
(in millions)	2008	2007

Compensation and benefits	$45.5	$43.5
Taxes (other than income taxes)	16.3	19.5
Insurance	27.6	26.8
Other	54.2	42.2

Total other current liabilities	$143.6	$132.0

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

The carrying value of the Company's long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

NOTE 3 - INCOME TAXES

Total income taxes were allocated as follows:

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
(in millions)

Income from continuing operations	$118.5	$110.9	$101.3
Accumulated other comprehensive income,
marking derivative financial
instruments to fair value	-	-	0.2
Stockholders' equity, tax benefit on
exercise of stock options	(13.0)	(5.6)	(1.2)
	$105.5	$105.3	$100.3

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2008	2007	2006
Federal - current	$147.5	$116.2	$108.1
State - current	17.8	16.6	14.7
Total current	165.3	132.8	122.8

Federal - deferred	(39.4)	(19.1)	(20.6)
State - deferred	(7.4)	(2.8)	(0.9)
Total deferred	(46.8)	(21.9)	(21.5)

Provision for income taxes	$118.5	$110.9	$101.3

Included in current tax expense for the year ended February 2, 2008, are amounts related to uncertain tax positions associated with temporary differences, in accordance with FIN 48.

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax
benefit	2.9	3.3	3.4
Other, net	(0.8)	(1.7)	(1.6)
Effective tax rate	37.1%	36.6%	36.8%

The rate reduction in “other, net” consists primarily of benefits from the resolution of tax uncertainties, interest on tax reserves, federal jobs credits and tax exempt interest.

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

	February 2,	February 3,
	2008	2007
(in millions)
Deferred tax assets:
Accrued expenses	$38.2	$33.5
Property and equipment	22.2	-
State tax net operating losses and credit
carryforwards, net of federal benefit	2.1	1.3
Accrued compensation expense	10.7	9.3
Total deferred tax assets	73.2	44.1
Valuation allowance	(2.1)	(1.3)
Deferred tax assets, net	71.1	42.8

Deferred tax liabilities:
Intangible assets	(11.0)	(9.2)
Property and equipment	-	(14.3)
Prepaids	(2.2)	(9.0)
Other	(1.9)	(1.1)
Total deferred tax liabilities	(15.1)	(33.6)

Net deferred tax asset	$56.0	$9.2

A valuation allowance of $2.1 million, net of Federal tax benefits, has been provided principally for certain state net operating losses and credit carryforwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.

The Internal Revenue Service completed its examination of the 1999 to 2003 consolidated federal income tax returns during 2006.  In addition, several states completed their examination of fiscal years prior to 2005.  In general, fiscal years 2004 and forward are within the statute of limitations for Federal and state tax purposes.  The statute of limitations is still open prior to 2004 for some states.

In June 2006, the Financial Accounting Standards Board issued FIN 48.  This Interpretation clarifies accounting for income tax uncertainties recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination.

The Company adopted the provisions of FIN 48 on February 4, 2007.  As a result, the Company recognized a $0.6 million decrease to retained earnings.  The balance for unrecognized tax benefits at February 4, 2007, was $19.1 million.  The total amount of unrecognized tax benefits at February 4, 2007, that, if recognized, would affect the effective tax rate was $12.4 million (net of the federal tax benefit).  The following is a reconciliation of Dollar Tree’s total gross unrecognized tax benefits for the year-to-date period ended February 2, 2008:

(in millions)
Balance at February 4, 2007	$19.1
Additions, based on tax positions related to current year	8.1
Additions for tax positions of prior years	29.2
Reductions for tax positions of prior years
settlements	(0.1)
Lapses in statute of limitations	(1.3)
Balance at February 2, 2008	$55.0

The total amount of unrecognized tax benefits at February 2, 2008, that, if recognized, would affect the effective tax rate was $15.4 million (net of the federal tax benefit).

During fiscal 2007, the Company accrued potential interest of $4.4 million, related to these unrecognized tax benefits.  No potential penalties were accrued during 2007 related to the unrecognized tax benefits.  As of February 2, 2008, the Company has recorded a liability for potential penalties and interest of $0.1 million and $7.3 million, respectively.

During the next 12 months, it is reasonably possible the Company’s reserve for uncertain tax positions will decrease between $34.0 million and $42.0 million.  Most of this reduction relates to temporary differences and the related interest expense for which accounting method changes have been filed at the beginning of fiscal year 2008 with the Internal Revenue Service.  Voluntarily filing accounting method changes provides audit protection for the issues involved for the open periods in exchange for agreeing to pay the tax over a prescribed period of time.  In addition, it is possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months.  At this point it is not possible to estimate a range associated with these audits.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
Future minimum lease payments under noncancelable stores and distribution center operating leases are as follows:

(in millions)
2008	$319.0
2009	284.3
2010	238.4
2011	185.8
2012	129.9
Thereafter	205.8

Total minimum lease payments	$1,363.2

The above future minimum lease payments include amounts for leases that were signed prior to February 2, 2008 for stores that were not open as of February 2, 2008.

Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $2.6 million under operating leases.

Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
(in millions)
Minimum rentals	$295.4	$261.8	$225.8
Contingent rentals	1.2	0.9	0.7

Non-Operating Facilities
The Company is responsible for payments under leases for certain closed stores.  The Company was also responsible for payments under leases for two former distribution centers whose leases expired in June 2005 and September 2005.  The Company accounts for abandoned lease facilities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  A facility is considered abandoned on the date that the Company ceases to use it.  On this date, the Company records an expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income.  Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded charges of $0.1 million, $0.1 million and $0.3 million in 2007, 2006 and 2005, respectively.

Related Parties
The Company also leases properties for six of its stores from partnerships owned by related parties.  The total rental payments related to these leases were $0.5 million for each of the years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.  Total future commitments under related party leases are $0.9 million.

Freight Services
The Company has contracted outbound freight services from various contract carriers with contracts expiring through February 2013.  The total amount of these commitments is approximately $191.2 million, of which approximately $85.0 million is committed in 2008, $83.7 million is committed in 2009, $14.5 million is committed in 2010, $4.5 million is committed in 2011 and $3.5 is committed in 2012.

Technology Assets
The Company has commitments totaling approximately $5.1 million to purchase store technology assets for its stores during 2008.

Letters of Credit
In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement.  The agreement provides $125.0 million for letters of credit.  In December 2004, the Company entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit.  Letters of credit under both of these agreements are generally issued for the routine purchase of imported merchandise and approximately $88.9 million was committed to these letters of credit at February 2, 2008.

The Company also has approximately $17.3 million in stand-by letters of credit that serve as collateral for its self-insurance programs and expire in fiscal 2008.

Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores.  The total amount of the commitment is approximately $2.5 million, which is committed through various dates through fiscal 2009.

Contingencies
In 2003, the Company was served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hour violations.  The suit requested that the Court certify the case as a class action.  The parties engaged in mediation and reached an agreement which upon presentation to the Court, received preliminary approval and the certification of a settlement class.  Notices have been mailed to the class members and the final fairness hearing is expected to occur on May 22, 2008.  The settlement amount has been accrued in the accompanying consolidated balance sheet as of February 2, 2008.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods, and that terminated employees were not paid in a timely manner.  The plaintiffs requested the Court to certify classes for their various claims and the presiding judge did so with respect to two classes, but denied others.  After a partly successful appeal by the plaintiffs, one additional class has been certified.  The certified classes now include two for alleged violations of that state’s labor laws concerning rest breaks and one related to untimely payments upon termination.  Discovery is now on-going and no trial is anticipated before the latter part of 2008.

In 2006, the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the Court to certify the case and those claims as a class action.  The parties have reached a settlement and executed an Agreement by which the named plaintiff individually settled her Equal Pay Act and late payment claims.  The Court accepted the proposed settlement and certified a class for the check claim.  Notices have been mailed to class members and a hearing for final approval of the settlement has been scheduled for April 22, 2008.  The estimated settlement amount has been accrued in the accompanying consolidated balance sheet as of February 2, 2008.

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

In 2007, the Company was served with a lawsuit filed in federal court in the state of California by one present and one former store manager.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California based store managers.  The Company responded with a motion to dismiss which the Court granted with respect to allegations of fraud.  The plaintiff then filed an amended complaint which has been answered by us.  The Company was thereafter served with a second suit in a California state court which alleges essentially the same claims as those contained in the federal action and which likewise seeks class certification of all California store managers.  The Company has removed the case to the same federal court as the first suit, answered it and the two cases have been consolidated.  The Company will defend the plaintiffs’ anticipated effort to seek class certification.

In 2007, the Company was served with a lawsuit filed in federal court in California by two former employees who allege they were not paid all wages due and owing for time worked, that they were not paid in a timely manner upon termination of their employment and that they did not receive accurate itemized wage statements.  They filed the suit as a class action and seek to include in the class all of the Company’s former employees in the state of California.  The Company responded with a motion to dismiss which the Court denied.  The Company answered and a motion for summary judgment on the part of the Company is presently pending before the Court.

The Company was recently served in federal court in California with a Complaint, on behalf of a former employee, alleging meal and rest break violations among other causes of action, and seeking class action status.  The settlement Order entered by the Court in the 2003 case referenced above included an injunction against meal and rest break claims on the part of class members which the Company believe include this plaintiff.  The Company will seek to stay this litigation in accordance with that injunction.

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

NOTE 5 - LONG-TERM DEBT

Long-term debt at February 2, 2008 and February 3, 2007 consists of the following:

	February 2,	February 3,
(in millions)	2008	2007

$450.0 million Unsecured Revolving Credit Facility,
interest payable monthly at LIBOR,
plus 0.475%, which was 4.47% at
February 2, 2008, principal payable upon
expiration of the facility in March 2009	$250.0	$250.0

Demand Revenue Bonds, interest payable monthly
at a variable rate which was 3.38% at
February 2, 2008, principal payable on
demand, maturing June 2018	18.5	18.8

Total long-term debt	268.5	268.8

Less current portion	18.5	18.8

Long-term debt, excluding current portion	$250.0	$250.0

Maturities of long-term debt are as follows: 2008 - $18.5 million and 2009 - $250.0 million.

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

Credit Agreement
On February 20, 2008, the Company entered into a five-year $550.0 million Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Company’s March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Non-Hedging Derivatives
At February 2, 2008, the Company was party to a derivative instrument in the form of an interest rate swap that does not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133 because it contains a knock-out provision.  The swap creates the economic equivalent of a fixed rate obligation by converting the variable-interest rate to a fixed rate.  Under this interest rate swap, the Company pays interest to a financial institution at a fixed rate, as defined in the agreement.  In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the variable-rate obligation, excluding the credit spread.  The interest rate on the swap is subject to adjustment monthly.  No payments are made by either party for months in which the variable-interest rate, as calculated under the swap agreement, is greater than the "knock-out rate."  The following table summarizes the terms of the interest rate swap:

Derivative	Origination	Expiration	Pay Fixed	Knock-out
Instrument	Date	Date	Rate	Rate

$18.5 million swap	4/1/99	4/1/09	4.88%	7.75%

This swap reduces the Company's exposure to the variable interest rate related to the Demand Revenue Bonds (see Note 5).

On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s $250.0 million variable rate term note.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which approximates the variable rate on the debt, excluding the credit spread.  The Company believes these swaps are highly effective as the interest reset dates and the underlying interest rate indices are identical for the swaps and the debt.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and expire in March 2011.

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at February 2, 2008 and February 3, 2007.

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	February 2,	February 3,	January 28,
(in millions, except per share data)	2008	2007	2006
Basic net income per share:
Net income	$201.3	$192.0	$173.9
Weighted average number of shares
outstanding	95.9	103.2	108.3

Basic net income per share	$2.10	$1.86	$1.61

Diluted net income per share:
Net income	$201.3	$192.0	$173.9
Weighted average number of shares
outstanding	95.9	103.2	108.3
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.5	0.6	0.4
Weighted average number of shares and
dilutive potential shares outstanding	96.4	103.8	108.7

Diluted net income per share	$2.09	$1.85	$1.60

At February 2, 2008, February 3, 2007, and January 28, 2006, respectively, 0.4 million, 1.5 million, and 3.4 million stock options are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

Share Repurchase Programs
In December 2006, the Company entered into two agreements with a third party to repurchase approximately $100.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement.

The first $50.0 million was executed in an “uncollared” agreement.  In this transaction the Company initially received 1.7 million shares based on the market price of the Company’s stock of $30.19 as of the trade date (December 8, 2006).  A weighted average price of $32.17 was calculated using stock prices from December 16, 2006 – March 8, 2007.  This represented the calculation period for the weighted average price. Based on this weighted average price, the Company paid the third party an additional $3.3 million on March 8, 2007 for the 1.7 million shares delivered under this agreement.

The remaining $50.0 million was executed under a “collared” agreement.  Under this agreement, the Company initially received 1.5 million shares through December 15, 2006, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The number of shares received under the agreement was determined based on the weighted average market price of the Company’s common stock, net of a predetermined discount, during the time after the initial execution date through March 8, 2007.  The calculated weighted average market price through March 8, 2007, net of a predetermined discount, as defined in the “collared” agreement, was $31.97.  Therefore, on March 8, 2007, the Company received an additional 0.1 million shares under the “collared” agreement resulting in 1.6 million total shares being repurchased under this agreement.

On March 29, 2007, the Company entered into an agreement with a third party to repurchase $150.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement.  The entire $150.0 million was executed under a “collared” agreement.  Under this agreement, the Company initially received 3.6 million shares through April 12, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that could have been received under the agreement was 4.1 million.  The number of shares was determined based on the weighted average market price of the Company’s common stock during the four months after the initial execution date.  The calculated weighted average market price through July 30, 2007, net of a predetermined discount, as defined in the “collared” agreement, was $40.78.  Therefore, on July 30, 2007, the Company received an additional 0.1 million shares under the “collared” agreement resulting in 3.7 million total shares being repurchased under this agreement.

On August 30, 2007, the Company entered into an agreement with a third party to repurchase $100.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement.  The entire $100.0 million was executed under a “collared” agreement.  Under this agreement, the Company initially received 2.1 million shares through September 10, 2007, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The number of shares received under the agreement was determined based on the weighted average market price of the Company’s common stock, net of a predetermined discount, during the time after the initial execution date through a period of up to four and one half months.  The contract terminated on October 22, 2007 and the weighted average price through that date was $41.16.  Therefore, on October 22, 2007, the Company received an additional 0.3 million shares resulting in 2.4 million total shares repurchased under this agreement.

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

The Company repurchased approximately 12.8 million shares for approximately $473.0 million in fiscal 2007, approximately 8.8 million shares for approximately $248.2 million in fiscal 2006 and approximately 7.0 million shares for approximately $180.4 million in fiscal 2005.  At February 2, 2008, the Company had approximately $453.7 remaining under Board authorization.

NOTE 8 – EMPLOYEE BENEFIT PLANS

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

Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated statements of operations were as follows:

Year Ended February 2, 2008	$19.0 million
Year Ended February 3, 2007	16.8 million
Year Ended January 28, 2006	6.9 million

Eligible employees hired prior to January 1, 2007 are immediately vested in the Company’s profit sharing contributions.  Eligible employees hired subsequent to January 1, 2007 vest in the Company’s profit sharing contributions based on the following schedule:

• 25% after three years of service
• 50% after four years of service
• 100% after five years of service

All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.

Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals were approximately $2.5 million and $2.3 million, respectively, at February 2, 2008 and February 3, 2007, and are included in "other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "other assets, net" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended February 2, 2008, February 3, 2007 or January 28, 2006.

All of the employee benefit plans noted above were adopted by Dollar Tree, Inc. on March 2, 2008 as a part of the holding company reorganization.  Refer to Note 1 for a discussion of the holding company reorganization.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

At February 2, 2008, the Company has eight stock-based compensation plans.  Each plan and the accounting method are described below.

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

Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 247,500 shares were granted to five former officers of 98 Cent Clearance Center who were serving as employees or consultants of the Company following the merger.  The options were granted as consideration for entering into non-competition agreements and a consulting agreement.  The exercise price of each option equals the market price of the Company's stock at the date of grant, and the options' maximum term is 10 years.  Options granted under the Special Plan vested over a five-year period.  As of February 2, 2008, 135,250 of these options are still outstanding.

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

All of the shareholder approved plans noted above were adopted by Dollar Tree, Inc. on March 2, 2008 as a part of the holding company reorganization.  Refer to Note 1 for a discussion of the holding company reorganization.

Stock Options
In 2007 and 2006, the Company granted a total of 386,490 and 342,216 stock options from the EIP, EOEP and the NEDP, respectively.  The fair value of all of these options is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  For these options, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  All options granted to directors vest immediately and are expensed on the grant date.  During 2007 and 2006, the Company recognized $2.7 million and $1.3 million, respectively of expense related to stock option grants.  As of February 2, 2008, there was approximately $4.3 million of total unrecognized compensation expense related to these stock options which is expected to be recognized over a weighted average period of 23 months.  The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  For pro forma disclosures required under FAS 123, the fair value of option awards in 2005 were also calculated using the Black-Scholes option-pricing model.  The weighted average assumptions used in the Black-Scholes option-pricing model for grants in 2007, 2006 and 2005 are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Expected term in years	6.0	6.0	4.7
Expected volatility	28.4%	30.2%	48.7%
Annual dividend yield	-	-	-
Risk free interest rate	4.5%	4.8%	3.7%
Weighted average fair value of options
granted during the period	$14.33	$10.93	$11.27
Options granted	386,490	342,216	320,220

The following tables summarize the Company's various option plans and information about options outstanding at February 2, 2008 and changes during the year then ended.

Stock Option Activity

	February 2, 2008
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)

Outstanding, beginning of period	4,466,041	$25.96
Granted	386,490	38.17
Exercised	(2,674,857)	25.46
Forfeited	(87,760)	31.00
Outstanding, end of period	2,089,914	$28.63	5.5	$-

Options vested and expected to vest
at February 2, 2008	2,061,008	$28.58	5.5	$-

Options exercisable at end of period	1,557,234	$26.71	4.4	$1.7

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at February 2,	Remaining	Exercise	at February 2,	Exercise
Prices	2008	Contractual Life	Price	2008	Price

$0.86	3,072	N/A	$ 0.86	3,072	$ 0.86
$10.99 to $21.28	307,534	4.3	19.43	307,534	19.43
$21.29 to $29.79	935,616	5.3	25.83	736,436	25.35
$29.80 to $42.56	843,692	6.1	35.20	510,192	33.21

$0.86 to $42.56	2,089,914	5.5	28.63	1,557,234	26.71

The intrinsic value of options exercised during 2007, 2006 and 2005 was approximately $32.8 million, $13.1 million and $2.8 million, respectively.

Restricted Stock
The Company granted 323,320, 277,347 and 252,936 RSUs, net of forfeitures in 2007, 2006 and 2005, respectively, from the EIP and the EOEP to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $7.7 million, $4.5 million and $1.7 million of expense related to these RSUs during 2007, 2006 and 2005.  As of February 2, 2008, there was approximately $11.8 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted average period of 22 months.

In 2005, the Company granted 40,000 RSUs from the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2005 and future service of these officers through various points through July 2007.  The Company met these performance targets in fiscal 2005; therefore, the fair value of these RSUs of $1.0 million was expensed over the service period.  The fair value of these RSUs was determined using the Company’s closing stock price January 28, 2006 (the last day of fiscal 2005), when the performance targets were satisfied.  The Company recognized $0.3 million and $0.7 million, of expense related to these RSUs in 2006 and 2005, respectively.  The amount recognized in 2007 was less than $0.1 million.

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

The following table summarizes the status of RSUs as of February 2, 2008, and changes during the year then ended:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Nonvested at February 3, 2007	456,777	$26.57
Granted	350,470	38.12
Vested	(206,076)	26.60
Forfeited	(45,236)	32.96
Nonvested at February 2, 2008	555,935	26.57

In connection with the vesting of RSUs in 2007 and 2006, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $2.9 million and $1.0 million, respectively.  The total fair value of the restricted shares vested during the years ended February 2, 2008 and February 3, 2007 was $8.2 million and $2.8 million, respectively.  The total fair value of restricted shares vested during the year ended January 28, 2006 was less than $0.1 million.

Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 1,759,375 shares of common stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 1,074,420 shares as of February 2, 2008.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Expected term	3 months	3 months	3 months
Expected volatility	16.3%	13.1%	12.0%
Annual dividend yield	-	-	-
Risk free interest rate	4.4%	4.8%	3.9%

The weighted average per share fair value of those purchase rights granted in 2007, 2006 and 2005 was $5.74, $4.59 and $4.11, respectively.  Total expense recognized for these purchase rights was $0.9 million and $0.4 million in 2007 and 2006, respectively.

On March 2, 2008, the ESPP was adopted by Dollar Tree, Inc. as a part of the holding company reorganization.  Refer to Note 1 for discussion of the holding company reorganization.

NOTE 10 – ACQUISITION
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

NOTE 11 - INVESTMENT

The Company has a $4.0 million investment which represents a 10.5% fully diluted interest in Ollie's Holdings, Inc. (Ollie's), a multi-price point discount retailer located in the mid-Atlantic region.  In addition, the SKM Equity Fund III, L.P. (SKM Equity) and SKM Investment Fund (SKM Investment) acquired a combined fully diluted interest in Ollie's of 53.1%.  One of the Company's current directors, Thomas Saunders and one former director, John Megrue, are principal members of SKM Partners, L.L.C., which serves as the general partner of SKM Equity.  John Megrue is also a principal member of Apax Partners, L.P., which serves as the general partner for SKM Investment.  John Megrue, did not stand for re-election to the Company’s Board of Directors in June 2007.  The $4.0 million investment in Ollie's is accounted for under the cost method and is included in "other assets" in the accompanying consolidated balance sheets.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2007 and 2006.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter (2)

Fiscal 2007:
Net sales	$975.0	$971.2	$997.8	$1,298.6
Gross profit	$325.3	$326.6	$343.9	$465.3
Operating income	$62.3	$53.4	$60.2	$154.4
Net income	$38.1	$32.6	$35.9	$94.7
Diluted net income per share	$0.38	$0.33	$0.38	$1.04
Stores open at end of quarter	3,280	3,334	3,401	3,411
Comparable store net sales change	5.8%	4.4%	1.9%	(0.8%)

Fiscal 2006:
Net sales	$856.5	$883.6	$910.4	$1,318.9
Gross profit	$286.1	$293.3	$307.5	$470.3
Operating income	$53.5	$48.2	$53.5	$155.6
Net income	$32.9	$29.0	$32.5	$97.6
Diluted net income per share	$0.31	$0.28	$0.32	$0.96
Stores open at end of quarter	3,119	3,156	3,192	3,219
Comparable store net sales change	4.0%	4.2%	4.0%	5.5%

(1) Easter was observed on April 8, 2007 and April 16, 2006
(2) Fiscal 2007 contains 13 weeks ended February 2, 2008 while
Fiscal 2006 contains 14 weeks ended February 3, 2007

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our chief executive officer and our principal financial officer concluded that, as of February 2, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management has concluded that, as of February 2, 2008, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears below.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dollar Tree, Inc. (formerly Dollar Tree Stores, Inc.):

We have audited Dollar Tree, Inc.’s (formerly Dollar Tree Stores, Inc.) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Dollar Tree Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dollar Tree, Inc. (formerly Dollar Tree Stores, Inc.) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree, Inc. (formerly Dollar Tree Stores, Inc.) and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 2, 2008, and our report dated April 1, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia
April 1, 2008

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 19, 2008, under the caption "Election of Directors."

Information set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

The information concerning our code of ethics required by this Item is incorporated by reference to Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 19, 2008, under the caption "Code of Business Conduct (Code of Ethics)."

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 31 of this Form 10-K.

2.
Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 61 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE: April 1, 2008	By: /s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	April 1, 2008

/s/ Bob Sasser
Bob Sasser	Director, President and	April 1, 2008
Chief Executive Officer
(principal executive officer)

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Lead Director	April 1, 2008

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	April 1, 2008

/s/ Arnold S. Barron
Arnold S. Barron	Director	April 1, 2008

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	April 1, 2008

/s/ H. Ray Compton
H. Ray Compton	Director	April 1, 2008

/s/ Richard G. Lesser
Richard G. Lesser	Director	April 1, 2008

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	April 1, 2008

/s/ Kathleen E. Mallas
Kathleen E. Mallas	Vice President, Controller	April 1, 2008
(principal financial and
accounting officer)

/s/ Eileen R. Scott
Eileen R. Scott	Director	April 1, 2008

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	April 1, 2008

/s/ Alan L. Wurtzel
Alan L. Wurtzel	Director	April 1, 2008

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	April 1, 2008

Index to Exhibits

 3.           Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (Exhibit 3.1 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc. (Exhibit 3.2 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10. Material Contracts

10.1	Third Amendment to the Company's 2003 Non-Employee Director Stock Option Plan and the Sixth Amendment to the Company's Stock Incentive Plan (filed herewith)

10.2	New policy for director compensation (as described in Item 1.01 of the Company's January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.3
Salary and bonus arrangements for the Company’s executive officers for fiscal 2007 (as described in Item 1.01 of the Company’s March 14, 2007 Current Report on Form 8-K, incorporated herein by this reference)

10.4	Second Amendment to the Company's 2004 Executive Officer Equity Plan (Exhibit 10.1 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.5	Second Amendment to the Company's 2003 Equity Incentive Plan (Exhibit 10.2 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.6	Second Amendment to the Company's 2003 Director Deferred Compensation Plan (Exhibit 10.3 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.7	Fourth Amendment to the Company's Stock Incentive Plan (Exhibit 10.4 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.8	Amendments to the Company's Stock Plans (Exhibit 10.5 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.9
Termination of Change in Control Retention Agreement with Kent A. Kleeberger, Chief Financial Officer (as described in Item 1.02 of the Company’s October 16, 2007 Report on Form 8-K, incorporated herein by this reference)

10.10
Accelerated Share Repurchase Program Collared Master Confirmation dated August 30, 2007 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007, incorporated herein by this reference)

10.11
Accelerated Share Repurchase Program Collared Supplemental Confirmation dated August 30, 2007 (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007, incorporated herein by this reference)

10.12
Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated June 21, 2007 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007, incorporated herein by this reference)

10.13	March 29, 2007 Accelerated Share Repurchase Program (as described in Item 1.01 of the Company’s March 29, 2007 Report on Form 8-K, incorporated herein by this reference)

10.14	Change in Control Retention Agreements (Exhibit 10.1 to the Company’s March 14, 2007 Report on Form 8-K, incorporated herein by this reference)

21.           Subsidiaries of the Registrant

21.1	Subsidiaries

23.           Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Principal Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Principal Financial Officer