Form 10-Q
period 2008-05-03
DOLLAR TREE INC
filed 2008-06-12
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer (X)	Accelerated filer ( )
Non accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )	No (X)

As of June 5, 2008, there were 90,084,497 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended
	May 3,	May 5,
(In millions, except per share data)	2008	2007

Net sales	$1,051.3	$975.0
Cost of sales	694.8	649.7
Gross profit	356.5	325.3

Selling, general and administrative
expenses	286.8	263.0

Operating income	69.7	62.3

Interest expense, net	1.6	1.6

Income before income taxes	68.1	60.7

Provision for income taxes	24.5	22.6

Net income	$43.6	$38.1

Net income per share:
Basic	$0.48	$0.38
Diluted	$0.48	$0.38

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3,	February 2,	May 5,
(In millions)	2008	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$84.2	$40.6	$59.8
Short-term investments	-	40.5	128.7
Merchandise inventories	652.7	641.2	599.7
Other current assets	60.2	66.5	50.0
Total current assets	797.1	788.8	838.2

Property, plant and equipment, net	733.7	743.6	715.3
Intangibles, net	146.6	147.8	145.5
Deferred tax assets	22.6	38.7	4.7
Other assets, net	71.1	68.8	59.2

TOTAL ASSETS	$1,771.1	$1,787.7	$1,762.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18.5	$18.5	$18.8
Accounts payable	204.4	200.4	186.7
Other current liabilities	119.7	143.6	110.1
Income taxes payable	29.2	43.4	9.9
Total current liabilities	371.8	405.9	325.5

Long-term debt, excluding current portion	250.0	250.0	250.0
Income taxes payable, long-term	20.6	55.0	18.9
Other liabilities	91.3	88.4	70.6

Total liabilities	733.7	799.3	665.0

Commitments and contingencies

Shareholders' equity	1,037.4	988.4	1,097.9

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,771.1	$1,787.7	$1,762.9

Common shares outstanding	90.0	89.8	97.6

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 3,	May 5,
(In millions)	2008	2007
Cash flows from operating activities:
Net income	$43.6	$38.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	41.8	39.3
Other non-cash adjustments to net income	33.7	5.8
Changes in operating assets and liabilities	(84.6)	(52.4)
Net cash provided by operating activities	34.5	30.8

Cash flows from investing activities:
Capital expenditures	(32.7)	(39.7)
Purchase of short-term investments	(34.7)	(452.5)
Proceeds from sales of short-term investments	75.2	545.5
Purchase of restricted investments	(14.4)	(17.4)
Proceeds from sales of restricted investments	14.1	17.2
Other	(0.1)	(0.2)
Net cash provided by investing activities	7.4	52.9

Cash flows from financing activities:
Principal payments under capital lease obligations	(0.1)	(0.1)
Payments for share repurchases	-	(153.3)
Proceeds from stock issued pursuant to stock-based
compensation plans	1.8	37.9
Tax benefit of stock options exercised	-	6.6
Net cash provided by (used in) financing activities	1.7	(108.9)

Net increase (decrease) in cash and cash equivalents	43.6	(25.2)
Cash and cash equivalents at beginning of period	40.6	85.0
Cash and cash equivalents at end of period	$84.2	$59.8
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2.8	$6.2
Income taxes	$44.3	$44.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 2, 2008 contained in the Company’s Annual Report on Form 10-K filed April 1, 2008.  The results of operations for the 13 weeks ended May 3, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2009.

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

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 3, 2008 and May 5, 2007 and the results of its operations and cash flows for the periods presented.  The February 2, 2008 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2007 amounts have been reclassified for comparability with the current period presentation.   The gross amount of purchases of restricted investments and proceeds from the sale of restricted investments have been included for 2007.   These amounts were previously reported on a net basis.

2. LONG-TERM DEBT

On February 20, 2008, the Company entered into a five-year $550.0 million Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Company’s March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.  As of May 3, 2008, only the $250.0 million term loan was outstanding under this Agreement.

3. INTEREST RATE SWAPS

On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and expire in March 2011.  The fair value of these swaps as of May 3, 2008 is an asset of $2.3 million and is included in “Other Assets” on the accompanying condensed consolidated balance sheets.

4. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) on February 3, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, on February 3, 2008, the Company elected the partial adoption of SFAS 157 under the provisions of Financial Accounting Standards Board Staff Position FAS 157-2, which amends SFAS 157 to allow an entity to delay the application of this statement until fiscal 2009 for certain non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the condensed consolidated financial statements.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The Company’s cash and cash equivalents, restricted investments and interest rate swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 3, 2008.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $84.2 million and $47.9 million, respectively at May 3, 2008.   These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the swaps as of May 3, 2008 included assets of $2.3 million and liabilities of $0.4 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

5. INCOME TAXES

During the first quarter of 2008, the Company adjusted its balance of unrecognized tax benefits as a result of the filing of accounting method changes for certain temporary differences. Accordingly, “income taxes payable long-term” was reduced by $34.4 million, of which $32.3 million reduced “deferred tax assets” and $2.1 million primarily representing the before tax impact associated with accrued interest on uncertain tax liabilities.  The total amount of unrecognized tax benefits at May 3, 2008, that, if recognized, would affect the effective tax rate was $14.0 million (net of the federal tax benefit).

6. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended
	May 3,	May 5,
(In millions, except per share data)	2008	2007
Basic net income per share:
Net income	$43.6	$38.1
Weighted average number of
shares outstanding	89.9	99.2
Basic net income per share	$0.48	$0.38

Diluted net income per share:
Net income	$43.6	$38.1
Weighted average number of
shares outstanding	89.9	99.2
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.3	0.8
Weighted average number of shares and
dilutive potential shares outstanding	90.2	100.0
Diluted net income per share	$0.48	$0.38

For the 13 weeks ended May 3, 2008 and May 5, 2007, approximately 0.9 million and 0.5 million stock options, respectively, are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $3.9 million and $3.0 million, respectively, during the 13 weeks ended May 3, 2008 and May 5, 2007.

Stock Options

In the 13 weeks ended May 3, 2008, the Company granted a total of 0.5 million stock options from the Equity Incentive Plan (EIP), Executive Officer Equity Plan (EOEP) and the Directors Deferred Compensation Plan (DDCP).  The fair value of the 2008 options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years	6.0
Expected volatility	45.7%
Annual dividend yield	-
Risk free interest rate	2.8%

The estimated fair value of these stock options granted approximated $5.7 million, net of expected forfeitures, and is being recognized over their three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. During the 13 weeks ended May 3, 2008, the Company recognized $0.4 million of expense related to these options.  During the 13 weeks ended May 3, 2008 and May 5, 2007, the Company recognized $0.6 million and $0.8 million, respectively, of expense related to options granted prior to 2008.  The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.

During the 13 weeks ended May 3, 2008, less than 0.1 million stock options were exercised yielding $0.8 million of cash proceeds.  The tax benefits recognized as additional paid in capital on these exercises was less than $0.1 million during the 13 weeks ended May 3, 2008.  During the 13 weeks ended May 5, 2007, approximately 1.5 million stock options were exercised yielding $36.8 million of cash proceeds and $6.6 million of tax benefits recognized as additional paid in capital, respectively.  The intrinsic value of options exercised during the 13 weeks ended May 3, 2008 and May 5, 2007 was approximately $0.2 million and $17.4 million, respectively.

Restricted Stock Units (RSUs)

The Company granted approximately 0.5 million RSUs in the 13 weeks ended May 3, 2008 from the EIP and the EOEP to employees and officers.  The estimated $12.0 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $0.8 million of expense related to these RSUs for the 13 weeks ended May 3, 2008.  The Company recognized $1.9 million of expense related to RSUs granted prior to 2008 in each of the 13 weeks ended May 3, 2008 and May 5, 2007.

In the 13 weeks ended May 3, 2008, approximately 0.2 million RSUs vested and approximately 0.1 million shares net of taxes were issued.  In the 13 weeks ended May 5, 2007, approximately 0.1 million RSUs vested and approximately 0.1 million shares net of taxes were issued.

8. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording the derivative financial instrument entered into in March 2008, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended
	May 3,	May 5,
(In millions)	2008	2007

Net income	$43.6	$38.1

Fair value adjustment-derivative
cash flow hedging instrument	2.3	-
Income tax expense	(0.9)	-
Fair value adjustment, net of tax	1.4	-

Total comprehensive income	$45.0	$38.1

Share Repurchase Program
The Company had no share repurchases during the 13 weeks ended May 3, 2008.  As of May 3, 2008, the Company had approximately $453.7 million remaining under Board approved repurchase authorizations.

9. LITIGATION MATTERS

In 2003, the Company was served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hour violations.  The suit requested that the Court certify the case as a class action.  The parties engaged in mediation and reached an agreement which upon presentation to the Court, received preliminary approval and the certification of a settlement class.  Notices have been mailed to the class members and the final fairness hearing occurred on May 22, 2008.  The settlement amount was accrued in the accompanying condensed consolidated balance sheets as of May 3, 2008 and February 2, 2008.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods, and that terminated employees were not paid in a timely manner.  The trial court certified three classes, two for alleged violations of that state’s labor laws concerning rest breaks and one related to untimely payments upon termination.  Thereafter, in a similar rest break class action case, the Oregon Supreme Court ruled that one of the rest break allegations does not give rise to a wage claim under the applicable Oregon statute.  It is thus anticipated that the trial court will eliminate this class of plaintiffs from the case.  Discovery is now on-going and no trial is anticipated before the latter part of 2008.

In 2006, the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the court to certify the case and those claims as a class action.  The parties have reached a settlement and executed an Agreement by which the named plaintiff individually settled her Equal Pay Act and late payment claims.  The Court accepted the proposed settlement and certified a class for the check claim.  Notices have been mailed to class members and a hearing for final approval of the settlement occurred on April 22, 2008.  The estimated settlement amount has been accrued in the accompanying condensed consolidated balance sheets as of May 3, 2008 and February 2, 2008.

In 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  Plaintiff sought and received from the Court an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by the Company now or within the past three years.  Such notice was mailed and less than fifteen percent of those eligible to opt-in as a plaintiff did so.  Each involved person will determine whether he or she wishes to opt-in to the class as a plaintiff.  The Company will challenge the anticipated effort by the opt-in plaintiffs to be certified as a class following discovery which is on-going.

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

In 2007, the Company was served with a lawsuit filed in federal court in California by two former employees who allege they were not paid all wages due and owing for time worked, that they were not paid in a timely manner upon termination of their employment and that they did not receive accurate itemized wage statements.  They filed the suit as a class action and seek to include in the class all of the Company’s former employees in the state of California.  The Company responded with a motion to dismiss which the Court denied.  The Company thereafter answered and opposed plaintiffs’ motion for class certification.  The Court denied certification on the grounds their counsel failed to demonstrate he would adequately represent the class as required by the applicable federal rule.  It is unknown at this time whether other counsel will enter the case.

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

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "us" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added for the remainder of 2008 and their performance compared with other store sizes;

•	the effect of a shift in merchandise mix to consumables and the continued roll-out of frozen and refrigerated merchandise on gross profit margin and sales;

•	the effect of expanding forms of tender type accepted, including VISA, on sales;

•	the effect of the increase in import purchases in the current year on profit margin;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including future changes in minimum wage rates, shipping rates and diesel fuel costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong;

•	costs of pending and possible future legal and tax claims.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed April 1, 2008.  Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	Our profitability is especially vulnerable to cost increases, such as diesel fuel costs.

•	Our profitability is affected by the mix of products we sell.

•	A downturn in economic conditions could adversely affect our sales.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Our sales and profits rely on directly and indirectly imported merchandise which may increase in cost, become unavailable, or not meet U.S. product safety standards.

•	We may be unable to expand our square footage as timely and profitably as planned.

•	Pressure from competitors, including competition for merchandise, may reduce our sales and profits.

•	The resolution of certain legal and tax matters could have a material adverse effect on our results of operations, accrued liabilities and cash.

•	Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt that may be in shareholders’ best interests.

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

At May 3, 2008 we operated 3,474 stores in 48 states, with 29.1 million selling square feet compared to 3,280 stores with 27.0 million selling square feet at May 5, 2007.  During the 13 weeks ended May 3, 2008, we opened 83 stores, expanded 24 stores and closed 20 stores, compared to 75 stores opened, 27 stores expanded and 14 stores closed during the 13 weeks ended May 5, 2007.  In the 13 weeks ended May 3, 2008, we added approximately 0.7 million selling square feet, of which approximately 0.2 million, was added through expanding existing stores.  The average size of stores opened during the 13 weeks ended May 3, 2008 was approximately 8,400 selling square feet (or about 10,600 gross square feet).  For the remainder of 2008, we continue to plan to open stores that are approximately 8,500 - 9,000 selling square feet (or about 10,000 – 12,500 gross square feet).  We believe that this size store is our optimal size operationally and that this size also gives the customer an improved shopping environment that invites them to shop longer and buy more.

For the 13 weeks ended May 3, 2008, comparable store net sales increased 2.1%.  The comparable store net sales increase was the result of increases of 2.0% in the number of transactions and 0.1% in transaction size, compared to the 13 weeks ended May 5, 2007.  We believe comparable store net sales were positively affected by a number of our initiatives over the past year, including expansion of forms of payment accepted by our stores and the continued roll-out of frozen and refrigerated merchandise to more of our stores.  During 2006 we completed the roll-out of pin-capture debit card acceptance to all of our stores, which has also enabled us to accept Electronic Benefit Transfer cards.  We now accept food stamps in approximately 1,250 qualified stores compared to 700 stores at May 5, 2007.  As of October 31, 2007, all of our stores accepted Visa credit which has had a positive impact on sales during the quarter and we expect it to have a positive impact on sales this year.

We continue to experience a slight shift in the mix of merchandise sold to more consumables which we believe increases the traffic in our stores; however, this merchandise has lower margins.  The negative impact from the planned shift toward more consumables was smaller in the first quarter 2008 than in 2007.  The planned shift in mix to more consumables is partially the result of the roll-out of frozen and refrigerated merchandise to more stores in 2008 and 2007.  At May 3, 2008 we had frozen and refrigerated merchandise in approximately 1,160 stores compared to approximately 740 at May 5, 2007.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers and increasing the average transaction size.

Even with the higher amount of basic, consumable products in the current quarter, we experienced margin improvement compared with the same period of 2007.  Decreased costs for merchandise in many of our categories in the current year were partially offset by a shift in the product mix toward lower margin consumable products compared with last year.   With the pressures of the current economic environment, we anticipate that the basic, consumable products will grow at a faster rate for the remainder of 2008.   We believe that the anticipated increase of basic, consumable merchandise and the current high diesel fuel prices will put pressure on our margins for the remainder of 2008.

On May 25, 2007, the President signed legislation that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour by July 2009.  We do not expect this legislation to have a material effect on our operations for the remainder of fiscal 2008.

We estimate that sales for the second quarter of 2008 will be in the range of $1.045 billion to $1.075 billion and earnings per diluted share will be in the range of $0.33 to $0.36.  For fiscal 2008, we estimate sales will be in the range of $4.52 billion to $4.63 billion and diluted earnings per share will be in the range of $2.23 to $2.39.  Guidance for the second quarter and for the full year fiscal 2008 is based on low single digit comparable store net sales growth. The earnings per share guidance for 2008 is based on selling square footage growth of 8% to 9% and includes freight costs continuing to increase as a percentage of sales.  This guidance is exclusive of any potential share repurchase activity in 2008.

Results of Operations

13 Weeks Ended May 3, 2008 Compared to the 13 Weeks Ended May 5, 2007

Net sales.  Net sales increased 7.8%, or $76.3 million, over last year’s first quarter resulting from sales in our new stores and a 2.1% increase in comparable store net sales in the current quarter.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended May 3, 2008, our gross profit margin was 33.9% compared to the gross profit margin of 33.4% for the 13 weeks ended May 5, 2007.  This increase can be attributed to the following:

•	Merchandise costs, including inbound freight, decreased 50 basis points due to the lower cost of merchandise in many categories in the current quarter.
•
Shrink expense decreased 30 basis points in the quarter due to favorable adjustments to shrink estimates in the current quarter based on actual inventory results.  In the prior year quarter, we increased the accrual rate based on actual, unfavorable inventory results.

•	The aforementioned improvement was partially offset by a 30 basis point increase in occupancy costs.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter increased to 27.3%, as a percentage of net sales, compared to 27.0% for the same period last year.  This increase was primarily due to the following:

•
A 20 basis point increase in operating and corporate expenses resulting from increased debit and credit fees in the current year quarter due to increased debit transactions and the rollout of Visa credit in the fourth quarter of 2007.  Advertising also increased in the current quarter due to additional print advertising compared to last year.

•	Store operating costs increased 10 basis points due to increased utility costs in the current year due to higher rates and increased consumption.

Operating Income.  Operating income for the current quarter was 6.6% as a percentage of sales compared to 6.4% for the same period last year as a result of increased gross profit being partially offset by increased selling, general and administrative expenses.

Income Taxes.  The income tax rate for the quarter was 36.0% compared to 37.2% for the first quarter last year.  The lower rate in the current year reflects the recognition of certain tax benefits in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which was partially offset by a reduction in tax-exempt interest income.

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

The following table compares cash flow information for the 13 weeks ended May 3, 2008 and May 5, 2007:

	13 Weeks ended
	May 3,	May 5,
(In millions)	2008	2007
Net cash provided by (used in):

Operating activities	$34.5	$30.8

Investing activities	7.4	52.9

Financing activities	1.7	(108.9)

Net cash provided by operating activities increased $3.7 million due to increased earnings before income taxes and depreciation and amortization in the current year, partially offset by changes in operating assets and liabilities in the current year.

Net cash provided by investing activities decreased $45.5 million in the current year.  In the prior year quarter, we sold more investments to finance share repurchases.

In the current year quarter, financing activities provided cash of $1.7 million as a result of employee stock plan purchases and limited stock option exercise.  In the prior year quarter, net cash used in financing activities was $108.9 million as a result of share repurchases of $153.3 million partially offset by stock option exercises resulting from our higher stock price last year.

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

At May 3, 2008, our long-term borrowings were $268.5 million, our capital lease commitments were $0.8 million and we had $300.0 million available on our revolving credit portion of the Agreement.  We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $97.1 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 3, 2008.

We had no share repurchases during the 13 weeks ended May 3, 2008. As of May 3, 2008, we had approximately $453.7 million remaining under Board approved repurchase authorizations.

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

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our variable rate debt.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and expire in March 2011.  The fair value of these swaps as of May 3, 2008 is an asset of $2.3 million and is included in “Other Assets” on the accompanying condensed consolidated balance sheets.

Our other remaining interest rate swap does not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because it contains provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.  As of May 3, 2008, the fair value of this interest rate swap is a liability of 0.4 million.  The fair value of this swap as of May 3, 2007 was an asset of less than $0.1 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our current lawsuits, please refer to “Note 9. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

We will vigorously defend ourselves in these lawsuits.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2008.

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no share repurchases during the 13 weeks ended May 3, 2008.  As of May 3, 2008, we had approximately $453.7 million remaining under Board approved repurchase authorizations.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

10. Material Contracts

10.1              Store Lease between Suburban Management Company (Landlord) and Dollar Tree Stores, Inc. (Tenant) dated May 5, 1996 and current renewal dated January 7, 2005.

10.2              Store Lease between DMK Associates, L.P. (Landlord) and Dollar Tree, Stores, Inc. (Tenant) dated August 19, 2002 and current renewal dated March 17, 2004.

10.3              Store Lease between DMK Associates, L.P. (Landlord) and Dollar Tree Stores, Inc. (Tenant) dated July 17, 1995 and current renewal dated September 27, 2006.

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

DOLLAR TREE, INC.

Date: June 12, 2008	By:	/s/ Kathleen E. Mallas
Kathleen E. Mallas
Vice President - Controller (Principal Financial Officer)