Form 10-Q
period 2008-08-02
DOLLAR TREE INC
filed 2008-09-10
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2008

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

As of September 2, 2008, there were 90,426,246 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions, except per share data)	2008	2007	2008	2007

Net sales	$1,093.1	$971.2	$2,144.4	$1,946.2
Cost of sales	730.0	644.6	1,424.8	1,294.3
Gross profit	363.1	326.6	719.6	651.9

Selling, general and administrative
expenses	301.5	273.2	588.3	536.2

Operating income	61.6	53.4	131.3	115.7

Interest expense, net	1.9	1.6	3.5	3.2

Income before income taxes	59.7	51.8	127.8	112.5

Provision for income taxes	22.1	19.2	46.6	41.8

Net income	$37.6	$32.6	$81.2	$70.7

Net income per share:
Basic	$0.42	$0.33	$0.90	$0.72
Diluted	$0.42	$0.33	$0.90	$0.71

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2,	February 2,	August 4,
(In millions)	2008	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$114.6	$40.6	$43.5
Short-term investments	-	40.5	144.0
Merchandise inventories	717.1	641.2	651.7
Other current assets	64.1	66.5	53.6
Total current assets	895.8	788.8	892.8

Property, plant and equipment, net	726.1	743.6	725.4
Intangibles, net	145.4	147.8	148.9
Deferred tax assets	26.3	38.7	9.6
Other assets, net	71.1	68.8	60.3

TOTAL ASSETS	$1,864.7	$1,787.7	$1,837.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18.0	$18.5	$18.5
Accounts payable	272.8	200.4	230.7
Other current liabilities	121.1	143.6	138.5
Income taxes payable	-	43.4	0.7
Total current liabilities	411.9	405.9	388.4

Long-term debt, excluding current portion	250.0	250.0	250.0
Income taxes payable, long-term	20.3	55.0	19.1
Other liabilities	96.2	88.4	76.2

Total liabilities	778.4	799.3	733.7

Commitments and contingencies

Shareholders' equity	1,086.3	988.4	1,103.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,864.7	$1,787.7	$1,837.0

Common shares outstanding	90.3	89.8	97.0

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 2,	August 4,
(In millions)	2008	2007
Cash flows from operating activities:
Net income	$81.2	$70.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	81.5	78.3
Other non-cash adjustments to net income	40.3	4.1
Changes in operating assets and liabilities	(111.9)	(57.2)
Net cash provided by operating activities	91.1	95.9

Cash flows from investing activities:
Capital expenditures	(65.4)	(88.9)
Purchase of short-term investments	(34.7)	(790.5)
Proceeds from sales of short-term investments	75.2	868.3
Purchase of restricted investments	(12.8)	(35.3)
Proceeds from sales of restricted investments	12.4	34.5
Other	(0.3)	(4.8)
Net cash used in investing activities	(25.6)	(16.7)

Cash flows from financing activities:
Principal payments under long-term debt and
capital lease obligations	(0.7)	(0.4)
Payments for share repurchases	-	(198.0)
Proceeds from stock issued pursuant to stock-based
compensation plans	8.8	65.3
Tax benefit of stock options exercised	0.4	12.4
Net cash provided by (used in) financing activities	8.5	(120.7)

Net increase (decrease) in cash and cash equivalents	74.0	(41.5)
Cash and cash equivalents at beginning of period	40.6	85.0
Cash and cash equivalents at end of period	$114.6	$43.5
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5.3	$9.3
Income taxes	$102.5	$66.3

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 2, 2008 contained in the Company’s Annual Report on Form 10-K filed April 1, 2008.  The results of operations for the 13 and 26 weeks ended August 2, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2009.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of August 2, 2008 and August 4, 2007 and the results of its operations and cash flows for the periods presented.  The February 2, 2008 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2007 amounts have been reclassified for comparability with the current period presentation.  The gross amount of purchases of restricted investments and proceeds from the sale of restricted investments have been presented for 2007.  These amounts were previously reported on a net basis.

2. LONG-TERM DEBT

On February 20, 2008, the Company entered into a five-year $550.0 million Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Company’s March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.  As of August 2, 2008, only the $250.0 million term loan was outstanding under this Agreement.

3. INTEREST RATE SWAPS

On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and expire in March 2011.  The fair value of these swaps as of August 2, 2008 is an asset of $2.6 million and is included in “Other Assets” on the accompanying condensed consolidated balance sheets.

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

The Company’s cash and cash equivalents, restricted investments and interest rate swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 2, 2008.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $114.6 million and $48.1 million, respectively at August 2, 2008.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the swaps as of August 2, 2008 included assets of $2.6 million and liabilities of $0.3 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

5. INCOME TAXES

During 2008, the Company adjusted its balance of unrecognized tax benefits primarily as a result of the filing of accounting method changes for certain temporary differences. Accordingly, “income taxes payable long-term” was reduced by $34.7 million, of which $32.8 million reduced “deferred tax assets”, $1.6 million represented the after tax impact associated with accrued interest on uncertain tax liabilities and $0.3 million represented the settlement of federal and state tax audits.  During the second quarter of 2008, IRS concluded its audit of the January 29, 2005 tax year leaving the year ended January 28, 2006 through the current year as tax years open with the IRS.  The total amount of unrecognized tax benefits at August 2, 2008, that, if recognized, would affect the effective tax rate was $13.4 million (net of the federal tax benefit).

6. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions, except per share data)	2008	2007	2008	2007
Basic net income per share:
Net income	$37.6	$32.6	$81.2	$70.7
Weighted average number of
shares outstanding	90.1	98.2	90.0	98.7
Basic net income per share	$0.42	$0.33	$0.90	$0.72

Diluted net income per share:
Net income	$37.6	$32.6	$81.2	$70.7
Weighted average number of
shares outstanding	90.1	98.2	90.0	98.7
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.4	0.5	0.4	0.7
Weighted average number of shares and
dilutive potential shares outstanding	90.5	98.7	90.4	99.4
Diluted net income per share	$0.42	$0.33	$0.90	$0.71

For the 13 and 26 weeks ended August 2, 2008, approximately 0.5 million and 0.7 million stock options, respectively, were not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.  For the 13 weeks ended August 4, 2007, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares.  For the 26 weeks ended August 4, 2007, approximately 0.2 million stock options were not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $4.6 million and $8.6 million, respectively, during the 13 and 26 weeks ended August 2, 2008.  Total stock-based compensation expense was $2.8 million and $5.8 million, respectively, during the 13 and 26 weeks ended August 4, 2007.

Stock Options

In the 26 weeks ended August 2, 2008, the Company granted a total of 0.5 million stock options from the Equity Incentive Plan (EIP), Executive Officer Equity Plan (EOEP) and the Directors Deferred Compensation Plan (DDCP).  The fair value of the 2008 options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years	6.0
Expected volatility	45.7%
Annual dividend yield	-
Risk free interest rate	2.8%

The estimated fair value of these stock options granted approximated $6.1 million, net of expected forfeitures, and is being recognized over their three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees.  During the 13 and 26 weeks ended August 2, 2008, the Company recognized $1.0 million and $1.4 million of expense, respectively, related to these options.  During the 13 and 26 weeks ended August 2, 2008, the Company recognized $0.6 million and $1.2 million, respectively, of expense related to options granted prior to 2008.  The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.

During the 13 and 26 weeks ended August 2, 2008, approximately 0.2 million and 0.3 million stock options were exercised yielding $6.1 million and $6.9 respectively, of cash proceeds.  The Company recognized $0.4 million of tax benefits as additional paid in capital related to these stock option exercises in the 13 weeks ended August 2, 2008.   The amount recognized as tax benefits as additional paid in capital on the stock options exercised in the first quarter of 2008 was less than $0.1 million. During the 13 and 26 weeks ended August 4, 2007, approximately 1.0 million and 2.5 million stock options were exercised yielding $26.7 million and $63.5 million of cash proceeds and $5.9 million and $12.4 million of tax benefits recognized as additional paid in capital, respectively.  The intrinsic value of options exercised during the 13 and 26 weeks ended August 2, 2008 was approximately $7.3 million and $7.5 million, respectively.  The intrinsic value of options exercised during the 13 and 26 weeks ended August 4, 2007 was approximately $13.0 million and $30.4 million, respectively.

Restricted Stock Units (RSUs)

The Company granted approximately 0.5 million RSUs in the 26 weeks ended August 2, 2008 from the EIP and the EOEP to employees and officers.  The estimated $11.9 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $1.1 million and $1.9 million, respectively, of expense related to these RSUs for the 13 and 26 weeks ended August 2, 2008.  The Company recognized $1.7 million and $3.6 million of expense related to RSUs granted prior to 2008 in each of the 13 and 26 weeks ended August 2, 2008.  For the 13 and 26 weeks ended August 4, 2007, the Company recognized $2.0 million and $3.9 million of expense related to RSUs.

In the 13 and 26 weeks ended August 2, 2008, approximately 0.1 million and 0.3 million RSUs vested, respectively and less than 0.1 million and approximately 0.2 million shares net of taxes were issued.  In the 13 and 26 weeks ended August 4, 2007, approximately 0.1 million and 0.2 million RSUs vested, respectively and approximately 0.1 million shares net of taxes were issued for both periods.

8. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording the derivative financial instrument entered into in March 2008, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions)	2008	2007	2008	2007

Net income	$37.6	$32.6	$81.2	$70.7

Fair value adjustment-derivative
cash flow hedging instrument	0.3	-	2.6	-
Income tax expense	(0.1)	-	(1.0)	-
Fair value adjustment, net of tax	0.2	-	1.6	-

Total comprehensive income	$37.8	$32.6	$82.8	$70.7

Share Repurchase Program
The Company had no share repurchases during the 13 and 26 weeks ended August 2, 2008.  As of August 2, 2008, the Company had approximately $453.7 million remaining under Board approved repurchase authorizations.

9. LITIGATION MATTERS

In 2003, the Company was served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hour violations.  The suit requested that the Court certify the case as a class action.  The parties engaged in mediation and reached an agreement which upon presentation to the Court, received preliminary approval and the certification of a settlement class.  Notices were mailed to the class members and the final fairness hearing occurred on May 22, 2008.  The settlement amount was accrued in the accompanying condensed consolidated balance sheet as of February 2, 2008 and was paid to class members during the second quarter of 2008.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods, and that terminated employees were not paid in a timely manner.  The trial court certified three classes, two for alleged violations of that state’s labor laws concerning rest breaks and one related to untimely payments upon termination.  Thereafter, following a ruling by the Oregon Supreme Court in a similar rest break class action case, the trial court dismissed one of the classes.  The parties agreed to mediate which resulted in a settlement of all remaining issues. In the near future, the agreement will be submitted to the court for approval.  The entire settlement amount is accrued in the accompanying consolidated condensed balance sheet as of August 2, 2008.

In 2006, the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the court to certify the case and those claims as a class action.  The parties reached a settlement and executed an Agreement by which the named plaintiff individually settled her Equal Pay Act and late payment claims.  The Court accepted the proposed settlement and certified a class for the check claim.  Notices were mailed to class members and a hearing for final approval of the settlement occurred on April 22, 2008.  The settlement amount was accrued in the accompanying condensed consolidated balance sheet as of February 2, 2008 and was paid to class members during the second quarter of 2008.

In 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  Plaintiff sought and received from the Court an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by the Company now or within the past three years.  Such notice was mailed and less than fifteen percent of those eligible to opt-in as a plaintiff did so.  The Company will challenge the anticipated effort by the opt-in plaintiffs to be certified as a class following discovery which is on-going.  A second suit was recently filed in the same court by the same plaintiffs’ attorneys by named plaintiffs who sue on behalf of themselves and others similarly situated.  The named plaintiffs in the second suit failed to opt-in to the original suit in a timely manner.  The allegations in the second suit are essentially the same as the first.

In 2007, the Company was served with a lawsuit filed in federal court in the state of California by one present and one former store manager.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California-based store managers.  The Company responded with a motion to dismiss which the Court granted with respect to allegations of fraud.  The plaintiff then filed an amended complaint which has been answered by the Company.  The Company was thereafter served with a second suit in a California state court which alleges essentially the same claims as those contained in the federal action and which likewise seeks class certification of all California store managers.  The Company has removed the case to the same federal court as the first suit, answered it and the two cases have been consolidated.  The Company will defend the plaintiffs’ anticipated effort to seek class certification.

In 2007, the Company was served with a lawsuit filed in federal court in California by two former employees who allege they were not paid all wages due and owing for time worked, that they were not paid in a timely manner upon termination of their employment and that they did not receive accurate itemized wage statements.  They filed the suit as a class action and seek to include in the class all of the Company’s former employees in the state of California.  The Company responded with a motion to dismiss which the Court denied.  The Company thereafter answered and opposed plaintiffs’ motion for class certification.  The Court denied certification on the grounds their counsel failed to demonstrate he would adequately represent the class as required by the applicable federal rule.  Plaintiffs have now engaged other counsel.  The Company will contest any effort by plaintiffs to certify a class.

In 2008, the Company was served with a lawsuit filed in federal court in the state of Alabama by one present and one former store manager, both females, alleging that they and other female store managers similarly situated were paid less than male store managers for performing jobs of equal skill and effort.  They seek monetary damages, back pay, injunctive and other relief.  The Company has filed in response to the Complaint, its answer denying the plaintiffs’ allegations and a motion to transfer the venue of the case from the Alabama court to the U.S, District Court for the Eastern District of Virginia.

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

At August 2, 2008 we operated 3,517 stores in 48 states, with 29.5 million selling square feet compared to 3,334 stores with 27.5 million selling square feet at August 4, 2007.  During the 26 weeks ended August 2, 2008, we opened 133 stores, expanded 43 stores and closed 27 stores, compared to 134 stores opened, 53 stores expanded and 19 stores closed during the 26 weeks ended August 4, 2007.  In the 13 and 26 weeks ended August 2, 2008, we added approximately 0.6 million and 1.1 million selling square feet, respectively, of which approximately 0.2 million and 0.3 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 26 weeks ended August 2, 2008 was approximately 8,400 selling square feet (or about 10,600 gross square feet).  For the remainder of 2008, we continue to plan to open stores that are approximately 8,500 - 9,000 selling square feet (or about 10,000 – 12,000 gross square feet).  We believe that this size store is our optimal size operationally and that this size also gives the customer an improved shopping environment that invites them to shop longer and buy more.

For the 13 and 26 weeks ended August 2, 2008, comparable store net sales increased 6.5% and 4.3%, respectively.  The comparable store net sales increase was the result of increases of 3.7% in the number of transactions and 2.8% in transaction size for the 13 weeks ended August 2, 2008, compared to the 13 weeks ended August 4, 2007.  The number of transactions and the transaction size increased 2.8% and 1.5%, respectively, in the 26 weeks ended August 2, 2008, as compared to the same period last year.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, including expansion of forms of payment accepted by our stores and the continued roll-out of frozen and refrigerated merchandise to more of our stores.  During 2006 we completed the roll-out of pin-capture debit card acceptance to all of our stores, which has also enabled us to accept Electronic Benefit Transfer cards.  We now accept food stamps in approximately 1,570 qualified stores compared to approximately 820 stores at August 4, 2007.  As of October 31, 2007, all of our stores accepted Visa credit which has had a positive impact on sales during the quarter and we expect it to have a positive impact on sales this year.  At August 2, 2008, we had frozen and refrigerated merchandise in approximately 1,200 stores compared to approximately 870 stores at August 4, 2007.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers and increasing the average transaction size.

With the pressures of the current economic environment, we have seen greater increases in the demand for basic, consumable products beginning in 2008.  As a result, we have shifted the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores; however, this merchandise has lower margins.  This shift negatively impacted our second quarter 2008 margins and we believe that this increase in basic, consumer product merchandise and higher diesel fuel prices will negatively impact our margins for the remainder of 2008.

On May 25, 2007, the President signed legislation that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour by July 2009.  We do not expect this legislation to have a material effect on our operations for the remainder of fiscal 2008.

We estimate that sales for the third quarter of 2008 will be in the range of $1.075 billion to $1.105 billion and earnings per diluted share will be in the range of $0.40 to $0.43.  For fiscal 2008, we estimate sales will be in the range of $4.61 billion to $4.68 billion and diluted earnings per share will be in the range of $2.33 to $2.43.  Guidance for the third quarter and the full year fiscal 2008 is based on low to low-mid single digit positive comparable store net sales. The earnings per share guidance for 2008 is also based on selling square footage growth of 7% and includes the continued shift in mix to more consumer product merchandise and freight costs continuing to increase as a percentage of sales.  This guidance is exclusive of any potential share repurchase activity in 2008.

Results of Operations

13 Weeks Ended August 2, 2008 Compared to the 13 Weeks Ended August 4, 2007

Net sales.  Net sales increased 12.5%, or $121.9 million, over last year’s second quarter resulting from a 6.5% increase in comparable store net sales and sales in our new stores Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended August 2, 2008, our gross profit margin was 33.2% compared to the gross profit margin of 33.6% for the 13 weeks ended August 4, 2007.  This decrease can be attributed to the following:

•
Merchandise costs, including inbound freight, increased 70 basis points due primarily to an increase in the sales mix of higher cost consumer product merchandise.  In addition we had increased freight costs due to the higher cost of fuel in the current year quarter.

•	Outbound freight also increased 20 basis points in the current year quarter due to increased fuel costs.
•	Shrink expense decreased 30 basis points in the quarter due to favorable adjustments to shrink estimates in the current quarter based on actual inventory results.
•	Markdown expense decreased 20 basis points in the current quarter due to an increase in the markdown reserve in the prior year quarter for the planned promotion of slower moving inventory items.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 27.6%, as a percentage of net sales, compared to 28.1% for the same period last year.  This decrease was primarily due to the following:

•	Payroll-related expenses decreased 30 basis points resulting from the following:
o	lower field payroll costs as a percentage of sales, resulting from the leveraging of the comparable store sales increase;
o	lower workers’ compensation costs based on improved experience; partially offset by,
o	increased health care costs in the quarter due to increased claims; and,
o	increased store manager bonuses due to better sales results in the current quarter.
•	Depreciation decreased 40 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.
•	Partially offsetting these decreases was a 10 basis point increase in store operating costs due to increased utility costs in the current year due to higher rates and increased consumption.

Operating Income. Operating income for the current quarter was 5.6% as a percentage of sales compared to 5.5% for the same period last year as a result of decreased selling, general and administrative expenses being partially offset by decreased gross profit.

26 Weeks Ended August 2, 2008 Compared to the 26 Weeks Ended August 4, 2007

Net sales.  Net sales increased 10.2%, or $198.2 million, over the same time period last year resulting from sales in our new stores and a 4.3% increase in comparable store net sales in the current year.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 26 weeks ended August 2, 2008, our gross profit margin was 33.6% compared to the gross profit margin of 33.5% for the first six months of 2007.  This increase can be attributed to the following:

•	Shrink expense decreased 30 basis points in the current year due to favorable adjustments to shrink estimates based on actual inventory results.
•	The aforementioned improvement was partially offset by a 20 basis point increase in occupancy costs.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 26 weeks ended August 2, 2008, decreased to 27.4%, as a percentage of net sales, compared to 27.6% for the same period last year.  This decrease was primarily due to the following:

•
Payroll-related expenses decreased 20 basis points as a result of lower payroll costs as a percentage of sales, due to the leveraging from the comparable store sales increase, partially offset by increased health care costs due to increased claims in the current year.

•	Depreciation decreased 20 basis points primarily due to the leveraging associated with the increase in comparable store net sales.
•
Partially offsetting these decreases was a 15 basis point increase in operating and corporate expenses due to increased debit and credit fees in the current year resulting from increased debit card penetration and the acceptance of VISA credit beginning in the fourth quarter of 2007.

Operating Income. Operating income for the 26 weeks ended August 2, 2008, was 6.1% as a percentage of sales compared to 5.9% for the same period last year as a result of decreased selling, general and administrative expenses partially offset by decreased gross profit.

Income Taxes.  The income tax rate for the 26 weeks ended August 2, 2008 was 36.5% compared to 37.2% for the 26 weeks ended August 4, 2007.  The lower rate in the current year reflects the recognition of certain tax benefits in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which was partially offset by a reduction in tax-exempt interest income.

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

The following table compares cash flow information for the 26 weeks ended August 2, 2008 and August 4, 2007:

	26 Weeks ended
	August 2,	August 4,
(In millions)	2008	2007
Net cash provided by (used in):

Operating activities	$91.1	$95.9

Investing activities	(25.6)	(16.7)

Financing activities	8.5	(120.7)

Net cash provided by operating activities decreased $4.8 million due to increased requirements for operating assets and liabilities in the current year, partially offset by increased earnings before income taxes and depreciation and amortization in the current year.

Net cash used in investing activities increased $8.9 million in the current year.  In the prior year, we sold more investments to finance share repurchases.  Partially offsetting the decrease in net proceeds from the sale of short-term investments, was lower capital expenditures in the current year.  Capital expenditures were higher in the prior year due primarily to the expansion of one of our distribution centers.

In the current year, financing activities provided cash of $8.5 million as a result of stock option exercises and employee stock plan purchases. In the prior year, net cash used in financing activities was $120.7 million as a result of share repurchases of $198.0 million partially offset by stock option exercises resulting from our higher stock price last year.

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

At August 2, 2008, our long-term borrowings were $268.0 million, our capital lease commitments were $0.7 million and we had $300.0 million available on our revolving credit portion of the Agreement.  We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $135.0 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 2, 2008.

We had no share repurchases during the 13 weeks ended August 2, 2008. As of August 2, 2008, we had approximately $453.7 million remaining under Board approved repurchase authorizations.

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

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our variable rate debt.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and expire in March 2011.  The fair value of these swaps as of August 2, 2008 is an asset of $2.6 million and is included in “Other Assets” on the accompanying condensed consolidated balance sheets.

Our other remaining interest rate swap does not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because it contains provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.  As of August 2, 2008, the fair value of this interest rate swap is a liability of $0.3 million.  The fair value of this swap as of August 4, 2007 was a liability of less than $0.1 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•	employment-related matters;

•	infringement of intellectual property rights;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission or other jurisdictions;

•	personal injury/wrongful death claims; and

•	real estate matters related to store leases.

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

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no share repurchases during the 13 weeks ended August 2, 2008.  As of August 2, 2008, we had approximately $453.7 million remaining under Board approved repurchase authorizations.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Shareholders held on June 19, 2008, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
Macon F. Brock, Jr.	78,294,410	3,116,949
Mary Anne Citrino	79,420,506	1,990,853
Richard G. Lesser	78,695,918	2,715,441
Thomas E. Whiddon	77,195,603	4,215,756
Arnold S. Barron	79,573,077	1,838,282
Carl P. Zeithaml	79,572,303	1,839,056
Lemuel E. Lewis	78,978,000	2,443,359

At our Annual Meeting of Shareholders held on June 19, 2008, the shareholders approved amendments to the 2005 Employee Stock Purchase Plan, 2003 Equity Incentive Plan and the 2004 Executive Officer Equity Plan each of which reflects the assumption of such plans by the company upon the formation of our holding company structure.  The results were as follows:

Approval of the 2005 Employee Stock Purchase Plan holding company amendment
Votes for – 73,463,212
Votes against – 65,105
Abstentions – 681,012

Approval of the 2003 Equity Incentive Plan holding company amendment
Votes for – 65,839,639
Votes against – 7,928,210
Abstentions – 1,027,480

Approval of the 2004 Executive Officer Equity Plan holding company amendment
Votes for – 66,142,304
Votes against – 7,621,970
Abstentions – 1,031,055

At our Annual Meeting of Shareholders held on June 19, 2008, the shareholders re-approved the measures that are used in establishing goals for performance based awards and award limits in the 2003 Equity Incentive Plan, the 2004 Executive Officer Equity Plan and the 2004 Executive Officer Cash Bonus Plan. The results were as follows:

Re-approval of performance measures and award limits in the 2003 Equity Incentive Plan
Votes for – 70,875,278
Votes against – 3,232,850
Abstentions – 687,200

Re-approval of performance measures and award limits in the 2004 Executive Officer Equity Plan
Votes for – 70,943,246
Votes against – 3,165,013
Abstentions – 687,070

Re-approval of performance measures and award limits in the 2004 Executive Officer Cash Bonus Plan
Votes for – 72,467,866
Votes against – 1,631,018
Abstentions – 696,445

At our Annual Meeting of Shareholders held on June 19, 2008, the shareholders approved amendments to the 2004 Executive Officer Cash Bonus Plan and the 2004 Executive Officer Equity Plan.  The amendment to the 2004 Executive Officer Cash Bonus Plan increased the annual limit of performance based cash awards from $1,000,000 to $3,000,000.  The amendment to the 2004 Executive Officer Equity Plan increased the number of shares that may be granted under the plan from one million (1,000,000) shares to two million (2,000,000) shares.  The results were as follows:

Approval of the amendment to the 2004 Executive Officer Cash Bonus Plan
Votes for – 71,402,871
Votes against – 2,699,448
Abstentions – 693,010

Approval of the amendment to the 2004 Executive Officer Equity Plan
Votes for – 64,866,699
Votes against – 8,891,139
Abstentions – 1,037,491

At our Annual Meeting of Shareholders held on June 19, 2008, the shareholders approved amendments to our Articles of Incorporation and Bylaws eliminating supermajority requirements.  The shareholders also approved a shareholder proposal to eliminate the classified Board of Directors.   The results were as follows:

Approval of amendments to the Articles of Incorporation and Bylaws eliminating supermajority requirements
Votes for – 79,413,564
Votes against – 1,287,806
Abstentions – 709,988

Approval of the shareholder proposal to eliminate the classified Board of Directors
Votes for – 60,938,409
Votes against – 13,380,311
Abstentions – 721,831

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

3.	Articles and Bylaws

3.1
Articles of Incorporation of Dollar Tree, Inc. (the Company) (as Amended, effective June 23, 2008) (Exhibit 3.1 to the Company’s June 19, 2008 Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of the Company, as amended (Exhibit 3.2 to the Company’s June 19, 2008 Report on Form 8-K, incorporated herein by this reference)

10. Material Contracts

10.1	Amendments to the Assumed Incentive Plans of the Company (Exhibit 10.1 to the Company’s June 19, 2008 Report on Form 8-K, incorporated herein by this reference)

10.2	Fourth Amendment to the 2004 Executive Officer Equity Plan (Exhibit 10.2 to the Company’s June 19, 2008 Report on Form 8-K, incorporated herein by this reference)

10.3	Third Amendment to the 2004 Executive Officer Cash Bonus Plan (Exhibit 10.3 to the Company’s June 19, 2008 Report on Form 8-K, incorporated herein by this reference)

31. Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Principal Financial Officer

        32. Certifications required under Section 906 of the Sarbanes-Oxley Act

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: September 10, 2008	By:	/s/ Kathleen E. Mallas
Kathleen E. Mallas
Vice President - Controller (Principal Financial Officer)