Form 10-Q/A
period 2008-11-21
DOLLAR TREE INC
filed 2008-11-21
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No.1

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

Explanatory Note

Dollar Tree, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its quarterly report on Form 10-Q for the quarterly period ended August 2, 2008, as filed with the Securities and Exchange Commission on September 10, 2008 (the “Original Filing”).  The Company is filing this amendment to its Original Filing to correct the dates in the Certifications required under Section 906 of the Sarbanes-Oxley Act of the Chief Executive Officer and the Principal Financial Officer, filed as Exhibits 32.1 and 32.2 in the Original Filing.  The Certifications in the Original Filing stated that they were for the Quarterly Report of Dollar Tree, Inc. on Form 10-Q for the quarter ending May 3, 2008.  This Amendment No. 1 changes those Exhibits to state that these certifications are for the Quarterly Report of Dollar Tree, Inc. on Form 10-Q for the quarter ended August 2, 2008.

Except as indicated above, no other information in the Original Filing is amended by this Form 10-Q/A Amendment No. 1.  In addition, this Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

PART II. OTHER INFORMATION

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

DOLLAR TREE, INC.

Date: November 21, 2008	By:	/s/ Kathleen E. Mallas
Kathleen E. Mallas
Vice President - Controller (Principal Financial Officer)