Form 10-Q
period 2008-11-01
DOLLAR TREE INC
filed 2008-12-05
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2008

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

As of November 28, 2008, there were 90,621,295 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions, except per share data)	2008	2007	2008	2007

Net sales	$1,114.0	$997.8	$3,258.4	$2,944.0
Cost of sales	734.6	653.9	2,159.4	1,948.2
Gross profit	379.4	343.9	1,099.0	995.8

Selling, general and administrative
expenses	310.1	283.7	898.4	819.9

Operating income	69.3	60.2	200.6	175.9

Interest expense, net	2.3	3.7	5.8	6.9

Income before income taxes	67.0	56.5	194.8	169.0

Provision for income taxes	23.9	20.6	70.5	62.4

Net income	$43.1	$35.9	$124.3	$106.6

Net income per share:
Basic	$0.48	$0.38	$1.38	$1.09
Diluted	$0.47	$0.38	$1.37	$1.09

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1,	February 2,	November 3,
(In millions)	2008	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$78.6	$40.6	$30.0
Short-term investments	-	40.5	-
Merchandise inventories	836.5	641.2	801.0
Other current assets	45.6	66.5	63.1
Total current assets	960.7	788.8	894.1

Property, plant and equipment, net	725.8	743.6	748.7
Intangibles, net	144.3	147.8	149.1
Deferred tax assets	22.9	38.7	15.5
Other assets, net	68.0	68.8	60.5

TOTAL ASSETS	$1,921.7	$1,787.7	$1,867.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17.6	$18.5	$18.5
Accounts payable	238.4	200.4	257.6
Other current liabilities	152.8	143.6	146.0
Income taxes payable	3.1	43.4	12.1
Total current liabilities	411.9	405.9	434.2

Long-term debt, excluding current portion	250.0	250.0	335.2
Income taxes payable, long-term	19.6	55.0	30.0
Other liabilities	100.1	88.4	83.7

Total liabilities	781.6	799.3	883.1

Commitments and contingencies

Shareholders' equity	1,140.1	988.4	984.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,921.7	$1,787.7	$1,867.9

Common shares outstanding	90.6	89.8	93.1

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	November 1,	November 3,
(In millions)	2008	2007
Cash flows from operating activities:
Net income	$124.3	$106.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	119.8	117.9
Other non-cash adjustments to net income	47.6	(5.7)
Changes in operating assets and liabilities	(205.2)	(136.6)
Net cash provided by operating activities	86.5	82.2

Cash flows from investing activities:
Capital expenditures	(104.2)	(152.8)
Purchase of short-term investments	(34.7)	(875.3)
Proceeds from sales of short-term investments	75.2	1,097.1
Purchase of restricted investments	(16.2)	(80.0)
Proceeds from sales of restricted investments	15.5	78.9
Other	(0.4)	(6.5)
Net cash provided by (used in) investing activities	(64.8)	61.4

Cash flows from financing activities:
Principal payments under capital lease obligations	(1.2)	(0.5)
Borrowings from revolving credit facility	-	270.1
Repayments of revolving credit facility	-	(184.9)
Payments for share repurchases	-	(367.1)
Proceeds from stock issued pursuant to stock-based
compensation plans	16.0	70.3
Tax benefit of stock options exercised	1.5	13.5
Net cash provided by (used in) financing activities	16.3	(198.6)

Net increase (decrease) in cash and cash equivalents	38.0	(55.0)
Cash and cash equivalents at beginning of period	40.6	85.0
Cash and cash equivalents at end of period	$78.6	$30.0
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7.8	$13.7
Income taxes	$114.8	$80.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 2, 2008 contained in the Company’s Annual Report on Form 10-K filed April 1, 2008.  The results of operations for the 13 and 39 weeks ended November 1, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2009.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of November 1, 2008 and November 3, 2007 and the results of its operations and cash flows for the periods presented.  The February 2, 2008 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2007 amounts have been reclassified for comparability with the current period presentation.  The gross amount of purchases of restricted investments and proceeds from the sale of restricted investments have been presented for 2007.  These amounts were previously reported on a net basis.   Deferred tax assets have presented separately for 2007.   These amounts were previously included in “Other Assets”.

2.   LONG-TERM DEBT

On February 20, 2008, the Company entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Company’s March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.  As of November 1, 2008, only the $250.0 million term loan was outstanding under this Agreement.

3.   INTEREST RATE SWAPS

On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and expire in March 2011.  The fair value of these swaps as of November 1, 2008 is an asset of $0.1 million.

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

The Company’s cash and cash equivalents, restricted investments and interest rate swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 1, 2008.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $78.6 million and $48.3 million, respectively at November 1, 2008.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the swaps as of November 1, 2008 included an asset of $0.1 million and liabilities of $0.2 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

5.   INCOME TAXES

During 2008, the Company adjusted its balance of unrecognized tax benefits primarily as a result of the filing of accounting method changes for certain temporary differences.  Accordingly, “income taxes payable long-term” was reduced by $35.4 million, of which $32.3 million reduced “deferred tax assets”, $1.3 million represented the after tax impact associated with accrued interest on uncertain tax liabilities and $1.8 million represented the remaining adjustment to the payable including the settlement of federal and state tax audits, statute expirations, payments and provision to tax return adjustments.  The total amount of unrecognized tax benefits at November 1, 2008, that, if recognized, would affect the effective tax rate was $13.0 million (net of the federal tax benefit).

6.   NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions, except per share data)	2008	2007	2008	2007
Basic net income per share:
Net income	$43.1	$35.9	$124.3	$106.6
Weighted average number of
shares outstanding	90.5	95.2	90.2	97.5
Basic net income per share	$0.48	$0.38	$1.38	$1.09

Diluted net income per share:
Net income	$43.1	$35.9	$124.3	$106.6
Weighted average number of
shares outstanding	90.5	95.2	90.2	97.5
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.5	0.5	0.4	0.6
Weighted average number of shares and
dilutive potential shares outstanding	91.0	95.7	90.6	98.1
Diluted net income per share	$0.47	$0.38	$1.37	$1.09

For the 13 and 39 weeks ended November 1, 2008, approximately 0.4 million and 0.6 million stock options, respectively, were not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.  For the 13 weeks ended November 3, 2007, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares.  For the 39 weeks ended November 3, 2007, approximately 0.1 million stock options were not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

7.   STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $4.0 million and $12.6 million, respectively, during the 13 and 39 weeks ended November 1, 2008.  Total stock-based compensation expense was $2.7 million and $8.5 million, respectively, during the 13 and 39 weeks ended November 3, 2007.

Stock Options

In the 39 weeks ended November 1, 2008, the Company granted a total of 0.5 million stock options from the Equity Incentive Plan (EIP), Executive Officer Equity Plan (EOEP) and the Directors Deferred Compensation Plan (DDCP).  The fair value of the 2008 options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term in years	6.0
Expected volatility	45.7%
Annual dividend yield	-
Risk free interest rate	2.8%

The estimated fair value of these stock options granted approximated $6.2 million, net of expected forfeitures, and is being recognized over their three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees.  During the 13 and 39 weeks ended November 1, 2008, the Company recognized $0.6 million and $2.0 million of expense, respectively, related to these options.  During the 13 and 39 weeks ended November 1, 2008, the Company recognized $0.6 million and $1.8 million, respectively, of expense related to options granted prior to 2008.  During the 13 and 39 weeks ended November 3, 2007, the Company recognized $0.6 million and $2.0 million, respectively, of expense for stock options.  The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.

During the 13 and 39 weeks ended November 1, 2008, approximately 0.2 million and 0.5 million stock options were exercised yielding $6.4 million and $13.3 million of cash proceeds and $1.1 million and $1.5 million of tax benefits recognized as additional paid in capital, respectively. During the 13 and 39 weeks ended November 3, 2007, approximately 0.2 million and 2.7 million stock options were exercised yielding $4.2 million and $67.7 million of cash proceeds and $1.1 million and $13.5 million of tax benefits recognized as additional paid in capital, respectively.  The intrinsic value of options exercised during the 13 and 39 weeks ended November 1, 2008 was approximately $3.3 million and $4.7 million, respectively.  The intrinsic value of options exercised during the 13 and 39 weeks ended November 3, 2007 was approximately $2.3 million and $32.7 million, respectively.

Restricted Stock Units (RSUs)

The Company granted approximately 0.5 million RSUs in the 39 weeks ended November 1, 2008 from the EIP and the EOEP to employees and officers.  The estimated $11.9 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $1.1 million and $3.1 million, respectively, of expense related to these RSUs for the 13 and 39 weeks ended November 1, 2008.  The Company recognized $1.5 million and $5.0 million of expense related to RSUs granted prior to 2008 in each of the 13 and 39 weeks ended November 1, 2008.  For the 13 and 39 weeks ended November 3, 2007, the Company recognized $1.9 million and $5.7 million of expense related to RSUs.

In the 39 weeks ended November 1, 2008, approximately 0.3 million RSUs vested and approximately 0.2 million shares, net of taxes were issued.  During the 13 weeks ended November 1, 2008, less than 0.1 million RSUs vested and were issued.  In the 39 weeks ended November 3, 2007, approximately 0.1 million RSUs vested and approximately 0.1 million shares net of taxes were issued.  No RSUs vested during the 13 weeks ended November 3, 2007.

8.   SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording the derivative financial instrument entered into in March 2008, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions)	2008	2007	2008	2007

Net income	$43.1	$35.9	$124.3	$106.6

Fair value adjustment-derivative
cash flow hedging instrument	(2.5)	-	0.1	-
Income tax expense	1.0	-	-	-
Fair value adjustment, net of tax	(1.5)	-	0.1	-

Total comprehensive income	$41.6	$35.9	$124.4	$106.6

The amount of income tax expense related to the fair value adjustment for the derivative cash flow hedging instrument for the 39 weeks ended November 1, 2008 was less than $0.1 million.

Share Repurchase Program
The Company had no share repurchases during the 13 and 39 weeks ended November 1, 2008.  As of November 1, 2008, the Company had approximately $453.7 million remaining under Board approved repurchase authorizations.

9.   LITIGATION MATTERS

In 2003, the Company was served with a lawsuit in a California state court by a former employee who alleged that employees did not properly receive sufficient meal breaks and paid rest periods, along with other alleged wage and hour violations.  The suit requested that the Court certify the case as a class action.  The parties engaged in mediation and reached an agreement which upon presentation to the Court received preliminary approval and the certification of a settlement class.  Notices were mailed to the class members and the final fairness hearing occurred on May 22, 2008.  The settlement amount was accrued in the accompanying condensed consolidated balance sheet as of February 2, 2008 and was paid to class members during the second quarter of 2008.  While the Court has continuing jurisdiction to enforce the settlement, the case is resolved.

In 2004, the Company was notified by the Environmental Protection Agency (EPA) that one of its products contained an ozone depleting substance banned by the Environmental Protection Act.  In cooperation with the EPA, the Company removed all of the offending product from its stores and inventory and provided for its destruction, in accordance with the EPAs regulations.  The EPA and the Company agreed upon a penalty of $120,000 which is accrued in the accompanying condensed consolidated balance sheets as of November 1, 2008, February 2, 2008 and November 3, 2007.  The Company notified the vendor of the product of the violation and the vendor has agreed to reimburse the Company for the costs incurred for the destruction of the product and the penalty paid to the EPA.

In 2005, the Company was served with a lawsuit by former employees in Oregon who allege that they did not properly receive sufficient meal breaks and paid rest periods, and that terminated employees were not paid in a timely manner.  The trial court certified three classes, two for alleged violations of that state’s labor laws concerning rest breaks and one related to untimely payments upon termination.  Thereafter, following a ruling by the Oregon Supreme Court in a similar rest break class action case, the trial court dismissed one of the classes.  The parties agreed to mediate which resulted in a settlement of all remaining issues. The agreement received the Court’s preliminary approval and a final fairness hearing has been scheduled for December 17, 2008.  The entire settlement amount is accrued in the accompanying condensed consolidated balance sheet as of November 1, 2008.

In 2006, the Company was served with a lawsuit by a former employee in a California state court alleging that she was paid for wages with a check drawn on a bank which did not have any branches in the state, an alleged violation of the state's labor code; that she was paid less for her work than other similar employees with the same job title based on her gender; and that she was not paid her final wages in a timely manner, also an alleged violation of the labor code.  The plaintiff requested the court to certify the case and those claims as a class action.  The parties reached a settlement and executed an Agreement by which the named plaintiff individually settled her Equal Pay Act and late payment claims.  The Court accepted the proposed settlement and certified a class for the check claim.  Notices were mailed to class members and a hearing for final approval of the settlement occurred on April 22, 2008.  The settlement amount was accrued in the accompanying condensed consolidated balance sheet as of February 2, 2008 and was paid to class members during the second quarter of 2008.  While the Court has continuing jurisdiction to enforce settlement, the case is resolved.

In 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  She claims that she should have been classified as a non-exempt employee under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  She filed the case as a collective action on behalf of herself and all other employees (store managers) similarly situated.  Plaintiff sought and received from the Court an Order allowing nationwide (except for the state of California) notice to be sent to all store managers employed by the Company now or within the past three years.  Such notice was mailed and less than fifteen percent of those eligible to opt-in as a plaintiff did so.  The Company will challenge the anticipated effort by the opt-in plaintiffs to be certified as a class following discovery which is on-going.  A second suit was recently filed in the same court by the same plaintiffs’ attorneys by named plaintiffs who sue on behalf of themselves and others similarly situated.  The named plaintiffs in the second suit failed to opt-in to the original suit in a timely manner.  The allegations in the second suit are essentially the same as the first.  The Court has consolidated the two cases.

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

In 2008, the Company was served with a lawsuit filed in federal court in the state of Alabama by one present and one former store manager, both females, alleging that they and other female store managers similarly situated were paid less than male store managers for performing jobs of equal skill and effort.  They seek monetary damages, back pay, injunctive and other relief.  The Company has filed in response to the Complaint, its answer denying the plaintiffs’ allegations and a motion to transfer the venue of the case from the Alabama court to the U.S, District Court for the Eastern District of Virginia, which motion was denied.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the average size of our stores to be added for the remainder of 2008 and 2009 and their performance compared with other store sizes;

•	the effect of a shift in merchandise mix to consumables and the continued roll-out of frozen and refrigerated merchandise on gross profit margin and sales;

•	the effect of expanding forms of tender type accepted, including VISA, on sales;

•	the possible effect of inflation and other economic changes on our future costs and profitability, including future changes in minimum wage rates, shipping rates and diesel fuel costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong;

•	costs of pending and possible future legal and tax claims.

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

•	Our profitability is especially vulnerable to cost increases, such as diesel costs or cost increases resulting from legislative changes.

•	Our profitability is affected by the mix of products we sell.

•	A downturn in economic conditions could adversely affect our sales.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Our sales and profits rely on directly and indirectly imported merchandise which may increase in cost, become unavailable, or not meet U.S. product safety standards.

•	We may be unable to expand our square footage as timely and profitably as planned.

•	Pressure from competitors, including competition for merchandise, may reduce our sales and profits.

•	The resolution of certain legal and tax matters could have a material adverse effect on our results of operations, accrued liabilities and cash.

•	Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt that may be in shareholders’ best interests.

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

At November 1, 2008 we operated 3,572 stores in 48 states, with 30.1 million selling square feet compared to 3,401 stores with 28.2 million selling square feet at November 3, 2007.  During the 39 weeks ended November 1, 2008, we opened 201 stores, expanded 79 stores and closed 40 stores, compared to 213 stores opened, 93 stores expanded and 31 stores closed during the 39 weeks ended November 3, 2007.  In the 13 and 39 weeks ended November 1, 2008, we added approximately 0.8 million and 2.3 million selling square feet, respectively, of which approximately 0.3 million and 0.6 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 39 weeks ended November 1, 2008 was approximately 8,400 selling square feet (or about 10,700 gross square feet).  For the remainder of 2008 and 2009, we continue to plan to open stores that are approximately 8,500 - 9,000 selling square feet (or about 10,000 – 12,000 gross square feet).  We believe that this size store is our optimal size operationally and that this size also gives the customer an improved shopping environment that invites them to shop longer and buy more.

For the 13 and 39 weeks ended November 1, 2008, comparable store net sales increased 6.2% and 4.9%, respectively.  The comparable store net sales increase was the result of increases of 5.3% in the number of transactions and 0.9% in transaction size for the 13 weeks ended November 1, 2008, compared to the 13 weeks ended November 3, 2007.  The number of transactions and the transaction size increased 3.6% and 1.3%, respectively, in the 39 weeks ended November 1, 2008, as compared to the same period last year.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, including expansion of forms of payment accepted by our stores and the continued roll-out of frozen and refrigerated merchandise to more of our stores.  At November 1, 2008, we had frozen and refrigerated merchandise in approximately 1,220 stores compared to approximately 1,000 stores at November 3, 2007.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers and increasing the average transaction size.  In addition, we now accept food stamps in approximately 2,160 qualified stores compared to approximately 1,000 stores at November 3, 2007.  Beginning October 31, 2007, all of our stores accept Visa credit which has had a positive impact on sales during the quarter and we expect it to have a positive impact on sales for the remainder of the year.

With the pressures of the current economic environment, we have seen greater increases in the demand for basic, consumable products in 2008.  As a result, we have shifted the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic environment; however, this merchandise has lower margins.  This shift negatively impacted our third quarter 2008 margins and we believe that this increase in basic, consumer product merchandise will negatively impact our margins for the remainder of 2008.

On May 25, 2007, the President signed legislation that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour by July 2009.  We do not expect this legislation to have a material effect on our operations for the remainder of fiscal 2008.

Results of Operations

13 Weeks Ended November 1, 2008 Compared to the 13 Weeks Ended November 3, 2007

Net sales.  Net sales increased 11.6%, or $116.2 million, over last year’s third quarter resulting from a 6.2% increase in comparable store net sales and sales in our new stores. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended November 1, 2008, our gross profit margin was 34.1% compared to our gross profit margin of 34.5% for the 13 weeks ended November 3, 2007.  This decrease can be attributed to the following:

•
Merchandise costs, including inbound freight, increased 60 basis points due primarily to an increase in the sales mix of higher cost consumer product merchandise.  In addition we had increased freight costs due to the higher cost of fuel in the current year quarter.

•	Outbound freight also increased 20 basis points in the current year quarter due primarily to increased fuel costs.
•	Shrink expense decreased 20 basis points in the quarter due to favorable adjustments to shrink estimates in the current quarter based on actual inventory results.
•	Occupancy and distribution costs decreased 20 basis points in the quarter resulting from the leveraging of the comparable store sales increase.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 27.8%, as a percentage of net sales, compared to 28.4% for the same period last year.  This decrease was primarily due to the following:

•	Depreciation decreased 50 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.

•	Payroll-related expenses decreased 10 basis points resulting from:
o	lower field payroll costs as a percentage of sales, due to the leveraging of the comparable store sales increase; partially offset by,
o	increased bonuses due to favorable sales and earnings results in relation to their targets in the current quarter.

Operating Income. Operating income for the current quarter was 6.2% as a percentage of sales compared to 6.0% for the same period last year as a result of decreased selling, general and administrative expenses being partially offset by decreased gross profit.

Income Taxes.  The income tax rate for the 13 weeks ended November 1, 2008 was 35.7% compared to 36.5% for the 13 weeks ended November 3, 2007.  The lower rate in the current year reflects the reconciliation of the 2007 tax provision to the tax return filed during the quarter, partially offset by a reduction of tax-exempt interest income in the current quarter.

39 Weeks Ended November 1, 2008 Compared to the 39 Weeks Ended November 3, 2007

Net sales.  Net sales increased 10.7%, or $314.4 million, over the same time period last year resulting from sales in our new stores and a 4.9% increase in comparable store net sales in the current year.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 39 weeks ended November 1, 2008, our gross profit margin was 33.7% compared to the gross profit margin of 33.8% for the first nine months of 2007.  This decrease can be attributed to the following:

•
Merchandise costs, including inbound freight, increased 30 basis points due primarily to an increase in the sales mix of higher cost consumer product merchandise and higher diesel fuel costs compared with 2007.  In addition, freight from the distribution centers to the stores increased 10 basis points due to the higher cost of fuel in the current year.

•	Shrink expense decreased 30 basis points in the current year due to favorable adjustments to shrink estimates based on actual inventory results.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 39 weeks ended November 1, 2008, decreased to 27.6%, as a percentage of net sales, compared to 27.9% for the same period last year.  This decrease was primarily due to the following:

•	Depreciation decreased 30 basis points primarily due to the leveraging associated with the increase in comparable store net sales.
•	Payroll-related expenses decreased 10 basis points as a result of lower payroll costs as a percentage of sales, due to the leveraging from the comparable store sales increase.
•
Partially offsetting these decreases was a 10 basis point increase in operating and corporate expenses due to increased debit and credit fees in the current year resulting from increased debit card penetration and the acceptance of VISA credit beginning in the fourth quarter of 2007.

Operating Income. Operating income for the 39 weeks ended November 1, 2008, was 6.2% as a percentage of sales compared to 6.0% for the same period last year as a result of decreased selling, general and administrative expenses being partially offset by decreased gross profit.

Income Taxes.  The income tax rate for the 39 weeks ended November 1, 2008 was 36.2% compared to 36.9% for the 39 weeks ended November 3, 2007.  The lower rate in the current year reflects the recognition of certain tax benefits in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, and a lower blended state tax rate.  These benefits to the tax rate were partially offset by a reduction in tax-exempt interest income.

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

The following table compares cash flow information for the 39 weeks ended November 1, 2008 and November 3, 2007:

	39 Weeks ended
	November 1,	November 3,
(In millions)	2008	2007
Net cash provided by (used in):

Operating activities	$86.5	$82.2

Investing activities	(64.8)	61.4

Financing activities	16.3	(198.6)

Net cash provided by operating activities increased $4.3 million due to increased earnings before income taxes and depreciation and amortization in the current year, partially offset by increased requirements for operating assets and liabilities in the current year.

In the current year, net cash used in investing activities was $64.8 million, while in the prior year investing activities provided cash of $61.4 million.  Net proceeds from the sale of short-term investments were higher in the prior year in order to fund increased share repurchases.  Overall, short-term investment activity has decreased in the current year resulting from the liquidation of our short-term investments early in the current year due to market conditions.  These amounts were put into cash equivalent money market accounts.  Partially offsetting the decrease in net proceeds from the sales of short-term investments were higher capital expenditures in the prior year due to the expansion of the Briar Creek distribution center and fewer new and relocated stores in the current year.

In the current year, financing activities provided cash of $16.3 million as a result of stock option exercises and employee stock plan purchases.  In the prior year, net cash used in financing activities was $198.6 million.  This was the result of share repurchases of $367.1 million in the first 9 periods of 2007, partially offset by stock option exercises resulting from the Company’s higher stock price last year and increased borrowings on the revolving credit facility to fund share repurchases.

On February 20, 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  Our March 2004 $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.

At November 1, 2008, our long-term borrowings were $267.6 million, our capital lease commitments were $0.6 million and we had $300.0 million available on the revolving credit portion of the Agreement.  We also have $125.0 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $96.2 million was committed to letters of credit issued for routine purchases of imported merchandise as of November 1, 2008.

We had no share repurchases during the 13 and 39 weeks ended November 1, 2008.  As of November 1, 2008, we had approximately $453.7 million remaining under Board approved repurchase authorizations.

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

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our variable rate debt.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and expire in March 2011.  The fair value of these swaps as of November 1, 2008 is an asset of $0.1 million.

Our other remaining interest rate swap does not qualify for hedge accounting treatment under SFAS No. 133, as amended by SFAS No. 138, because it contains provisions that "knockout" the swap when the variable interest rate exceeds a predetermined rate.  As of November 1, 2008, the fair value of this interest rate swap is a liability of $0.2 million.  The fair value of this swap as of November 3, 2007 was not material to our financial position.

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

There have been no changes in our internal control over financial reporting during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no share repurchases during the 13 weeks ended November 1, 2008.  As of November 1, 2008, we had approximately $453.7 million remaining under Board approved repurchase authorizations.

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

DOLLAR TREE, INC.

Date: December 5, 2008	By:	/s/ Kathleen E. Mallas
Kathleen E. Mallas
Vice President - Controller (Principal Financial Officer)