Form 10-K
period 2009-01-31
DOLLAR TREE INC
filed 2009-03-26
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2009

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 1, 2008, was $3,221,460,151, based on a $37.10 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

On March 18, 2009, there were 90,382,086 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 18, 2009, which will be filed with the Securities and Exchange Commission not later than May 29, 2009.

DOLLAR TREE, INC.
TABLE OF CONTENTS

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
•	costs of pending and possible future legal claims;
•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;
•	the average size of our stores to be added in 2009 and beyond;
•	the effect of a slight shift in merchandise mix to consumables and the increase in freezers and coolers on gross profit margin and sales;
•	the effect that expanding tender types accepted by our stores will have on sales;
•	the net sales per square foot, net sales and operating income attributable to smaller and larger stores and store-level cash payback metrics;
•
the possible effect of the current economic downturn, inflation and other economic changes on our costs and profitability, including the possible effect of future changes in minimum wage rates, shipping rates, domestic and foreign freight costs, fuel costs and wage and benefit costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;
•	our seasonal sales patterns including those relating to the length of the holiday selling seasons and the effect of a later Easter in 2009;
•	the capabilities of our inventory supply chain technology and other new systems;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;
•	the capacity, performance and cost of our distribution centers;
•	our expectations regarding competition and growth in our retail sector;
•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, and income taxes;

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

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material, nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report.  We do not issue detailed financial forecasts or projections and we do not, by policy, confirm those issued by others.  Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to “2009” or “fiscal 2009”, “2008” or “fiscal 2008”, “2007” or “fiscal 2007”, and “2006” or “fiscal 2006,” relate to as of or for the years ended January 30, 2010, January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

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

PART I

Item 1.  BUSINESS

Overview
We are the leading operator of discount variety stores offering merchandise at the fixed price of $1.00.  We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors.  At January 31, 2009, we operated 3,591 discount variety retail stores.  Approximately 3,450 of these stores sell substantially all items for $1.00 or less.  The remaining stores, operating as Deal$, which were acquired in or opened subsequent to March 2006, sell most items for $1.00 or less but also sell items for more than $1.  Our stores operate under the names of Dollar Tree, Deal$ and Dollar Bills.

We believe our optimal store is between 8,000 and 10,000 selling square feet.  This store size reflects our expanded merchandise offerings and improved service to our customers.  As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 1,200 stores during the past four years to increase traffic and transaction size.  At January 29, 2005, we operated 2,735 stores in 48 states.  At January 31, 2009, we operated 3,591 stores in 48 states.  Our selling square footage increased from approximately 20.4 million square feet in January 2005 to 30.3 million square feet in January 2009.  Our store growth has resulted primarily from opening new stores with additional growth from mergers and acquisitions, such as Deal$.

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

Mix of Basic Variety and Seasonal Merchandise.  We maintain a balanced selection of products within traditional variety store categories.  We offer a wide selection of everyday basic products and we supplement these basic, everyday items with seasonal and closeout merchandise.  We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination and we have slightly increased the mix of consumable merchandise in order to increase the traffic in our stores.  Closeout merchandise is purchased opportunistically and represents less than 10% of our purchases.

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

We have added freezers and coolers to certain stores and increased consumable merchandise carried by those stores.  We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix.  We have added freezers and coolers to approximately 150 more stores in 2008.  Therefore, as of January 31, 2009, we have freezers and coolers in approximately 1,200 of our stores.  We plan to add them to approximately 175 more stores in 2009.  As a result of the installation of freezers and coolers in select stores, consumable merchandise has grown as a percentage of purchases and sales and we expect this trend to continue. The following table shows the percentage of purchases of each major product group for the years ended January 31, 2009 and February 2, 2008:

	January 31,	February 2,
Merchandise Type	2009	2008

Consumable	48.7%	46.0%
Variety categories	45.8%	48.1%
Seasonal	5.5%	5.9%

At any point in time, we carry approximately 5,000 items in our stores and as of the end of 2008 approximately 1,300 of the basic, everyday items are on automatic replenishment.  The remaining items are primarily ordered by our store managers on a weekly basis.  Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.

Customer Payment Methods.  All of our stores accept cash, checks, debit cards, VISA credit cards and Discover and approximately 1,100 stores accept MasterCard credit cards. By the end of 2006 all of our stores accepted debit cards.  We began accepting VISA credit cards at all of our stores in the fourth quarter of 2007.  Along with the shift to more consumables, the rollout of freezers and coolers, and the acceptance of pin-based debit and VISA credit transactions, we increased the number of stores accepting Electronic Benefits Transfer(EBT) cards and food stamps in 2008.  At January 31, 2009, we accept EBT and food stamps at approximately 2,200 stores.  We believe that expanding our tender types has increased both the traffic and the average size of transactions at our stores in the year subsequent to implementation.

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

For more information on our results of operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19 of this Form 10-K.

Cost Control.  We believe that our substantial buying power at the $1.00 price point and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes disciplined, targeted merchandise margin goals by category.  We also believe our ability to select quality merchandise helps to minimize markdowns.  We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost.  No vendor accounted for more than 10% of total merchandise purchased in any of the past five years.

Our supply chain systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores.  Controlling our inventory levels has resulted in more efficient distribution and store operations.

Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow, increase inventory turnover and control distribution and store operating costs.  Our automatic replenishment system automatically reorders key items, based on actual store level sales and inventory.  At the end of 2008, we had over 1,300 basic, everyday items on automatic replenishment.

Point-of-sale data allows us to track sales and inventory by merchandise category at the store level and assists us in planning for future purchases of inventory.  We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns.  Using this point-of-sale data for planning purchases of inventory has helped us decrease our inventory per square foot in the current year.  Our inventory turns also increased 5 basis points in 2008 after a 25 basis point increase in 2007.  Inventory turnover has increased in each of the last four years.

Corporate Culture and Values.  We believe that honesty and integrity, doing the right things for the right reasons, and treating people fairly and with respect are core values within our corporate culture.  We believe that running a business, and certainly a public company, carries with it a responsibility to be above reproach when making operational and financial decisions.  Our executive management team visits and shops our stores like every customer, and ideas and individual creativity on the part of our associates are encouraged, particularly from our store managers who know their stores and their customers.  We have standards for store displays, merchandise presentation, and store operations. We maintain an open door policy for all associates. Our distribution centers are operated based on objective measures of performance and virtually everyone in our store support center is available to assist associates in the stores and distribution centers.

Our disclosure committee meets at least quarterly and monitors our internal controls over financial reporting and ensures that our public filings contain discussions about the risks our business faces.  We believe that we have the controls in place to be able to certify our financial statements.  Additionally, we have complied with the updated listing requirements for the Nasdaq Stock Market.

Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  In the last five years, net sales increased at a compound annual growth rate of 10.4%.  We expect that the majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.

The following table shows the total selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.  The selling square footage statistics for 2004 through 2008 are estimates based on the relationship of selling to gross square footage.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2004	2,735	7,475	10,947
2005	2,914	7,900	9,756
2006	3,219	8,160	8,780
2007	3,411	8,300	8,480
2008	3,591	8,440	8,100

We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2009 and beyond, we plan to predominantly open stores that are approximately 8,000 - 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand.  At January 31, 2009, 1,680 of our stores, totaling 61.0% of our selling square footage, were 8,100 selling square feet or larger.

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

Since 1995, we have added a total of 609 stores through four mergers and several small acquisitions.  Our acquisition strategy has been to target companies that have a similar single-price point concept that has shown success in operations or companies that provide a strategic advantage.  We evaluate potential acquisition opportunities in our retail sector as they become available.

On March 25, 2006, we completed our acquisition of 138 Deal$ stores, which included stores that offered an expanded assortment of merchandise including items that sell for more than $1.  These stores provide us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.
Since the acquisition, we have opened new Deal$ stores, including some in new markets, and operate 143 Deal$ stores as of January 31, 2009.

From time to time, we also acquire the rights to store leases through bankruptcy proceedings of certain discount retailers.  We will take advantage of these opportunities as they arise in the future.

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

A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure.  We believe our distribution centers in total are capable of supporting approximately $6.7 billion in annual sales.  New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

Our stores receive approximately 90% of their inventory from our distribution centers via contract carriers.  The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors.  For more information on our distribution center network, see Item 2 “Properties” beginning on page 13 of this Form 10-K.

Competition
The retail industry is highly competitive and we expect competition to increase in the future.  The principal methods of competition include closeout merchandise, convenience and the quality of merchandise offered to the customer.  We operate in the discount retail merchandise business, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service.  Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, discount retailers and variety retailers.  In addition, several mass merchandisers and grocery store chains carry "dollar store" or “dollar zone” concepts in their stores, which increases competition.  We believe we differentiate ourselves from other retailers by providing high value, high quality, low cost merchandise in attractively designed stores that are conveniently located. Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail sector.

Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, the Dollar Tree logo with a “1” , and "One Price...One Dollar."  We also own a concurrent use registration for "Dollar Bill$" and the related logo.  During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry.  Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything," and "Everything's $1.00," the registration of which is pending.  With the acquisition of Deal$, we became the owners of the trademark “Deal$” and we have since registered “Deals $5 and less.”  We have federal trademark registrations for a variety of private labels that we use to market some of our product lines.

Employees
We employed approximately 12,560 full-time and 33,280 part-time associates on January 31, 2009.  Part-time associates work 35 hours per week or less.  The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

Item 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  Any failure to meet market expectations, including our comparable store sales growth rate, earnings and earnings per share or new store openings, could cause the market price of our stock to decline. You should carefully consider the specific risk factors listed below together with all other information included or incorporated in this report.  Any of the following risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise.  In such event, our business, financial condition, results of operations or prospects could be materially adversely affected.

A continued downturn in economic conditions could adversely affect our sales.

Further deterioration in economic conditions, such as those caused by the recession, inflation, higher unemployment, consumer debt levels, lack of available credit, cost increases, as well as adverse weather conditions or terrorism, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably.  Adverse economic conditions could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns or reduce our profitability due to lower margins.

Our profitability is especially vulnerable to cost increases.

Future increase in costs such as the cost of merchandise, wage levels, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability.  As a fixed price retailer, we cannot raise the sale price of our merchandise to offset cost increases.  Unlike multi-price retailers, we are primarily dependent on our ability to operate more efficiently or effectively or increase our comparable store net sales in order to offset inflation.  We can give you no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future.  Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 19 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks

Our business is subject to a wide array of laws and regulations.  Significant legislative changes, such as the proposed Employee Free Choice Act, that impact our relationship with our workforce could increase our expenses and adversely affect our operations.  Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase.  In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.  Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

For a discussion of current legal matters, please see Item 3. “Legal Proceedings” beginning on page 14 of this Form 10-K.  Resolution of certain matters described in that item, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.

We could encounter disruptions or additional costs in obtaining and distributing merchandise.

Our success depends on the ability of our vendors to supply merchandise and our ability to transport merchandise to our distribution centers and then ship it to our stores in a timely and cost-effective manner.  We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems.  Additionally, if a vendor fails to deliver on its commitments, we could experience merchandise shortages that could lead to lost sales.   Some of the factors that could have an adverse effect on our supply chain systems or costs are:

▪ Economic conditions. Suppliers may encounter financial or other difficulties.
▪ Shipping.  Our oceanic shipping schedules may be disrupted or delayed from time to time.  We also have experienced shipping rate increases over the last several years imposed by the trans-Pacific ocean carriers.

▪ Diesel fuel costs.  We have experienced increases in diesel fuel costs over the past few years and while they decreased significantly in the second half of 2008, with the current economic situation, the outlook for diesel prices in 2009 is uncertain.

▪ Vulnerability to natural or man-made disasters.  A fire, explosion or natural disaster at ports or any of our distribution facilities could result in a loss of merchandise and impair our ability to adequately stock our stores.  Some facilities are especially vulnerable to earthquakes, hurricanes or tornadoes.

▪ Labor disagreement. Labor disagreements or disruptions may result in delays in the delivery of merchandise to our stores and increase costs.
▪ War, terrorism and other events.  War and acts of terrorism in the United States, or in China or other parts of Asia, where we buy a significant amount of our imported merchandise, could disrupt our supply chain.

Sales below our expectations during peak seasons may cause our operating results to suffer materially.

Our highest sales periods are the Christmas and Easter seasons.  We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter.  In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores.  A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year.  Untimely merchandise delays due to receiving or distribution problems could have a similar effect.  Sales during the Easter selling season are materially affected by the timing of the Easter holiday.  Easter in fiscal 2009 is on April 12th, while in fiscal 2008, it was three weeks earlier on March 23rd.  We believe that the later Easter in 2009 could potentially result in $25.0 million of increased sales in the first quarter of 2009 when compared to the first quarter of 2008.

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
o changes in currency exchange rates or policies and local economic conditions, including inflation in the country of origin;
o failure of the United States to maintain normal trade relations with China; and
o import duties, import quotas and other trade sanctions.

We may be unable to expand our square footage as profitably as planned.

We plan to expand our selling square footage by approximately 6.5% in 2009 to increase our sales and profits.  Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms.  In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals.  Turmoil in the financial markets has made it difficult for third party developers to obtain financing for new projects.  We must also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores.  We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

Our profitability is affected by the mix of products we sell.

Our gross profit could decrease if we increase the proportion of higher cost goods we sell in the future.  In recent years, the percentage of our sales from higher cost consumable products has increased and is likely to increase slightly in 2009.  As a result, our gross profit will decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage.  We can give you no assurance that we will be able to do so.

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

Our articles of incorporation and bylaws currently contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his best interest. These provisions, among other things:

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

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES

Stores
As of January 31, 2009, we operated 3,591 stores in 48 states as detailed below:

Alabama	81	Maine	19	Ohio	159
Arizona	65	Maryland	82	Oklahoma	51
Arkansas	43	Massachusetts	53	Oregon	70
California	267	Michigan	131	Pennsylvania	194
Colorado	55	Minnesota	59	Rhode Island	14
Connecticut	33	Mississippi	46	South Carolina	73
Delaware	20	Missouri	81	South Dakota	7
Florida	217	Montana	9	Tennessee	93
Georgia	135	Nebraska	14	Texas	227
Idaho	23	Nevada	32	Utah	37
Illinois	154	New Hampshire	22	Vermont	6
Indiana	100	New Jersey	81	Virginia	134
Iowa	28	New Mexico	29	Washington	63
Kansas	28	New York	158	West Virginia	35
Kentucky	69	North Carolina	152	Wisconsin	67
Louisiana	59	North Dakota	5	Wyoming	11

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

Distribution Centers
The following table includes information about the distribution centers that we currently operate.  We believe our distribution center network is capable of supporting approximately $6.7 billion in annual sales.

Location	Own/Lease	Lease Expires	Size in Square Feet
Chesapeake, Virginia	Own	N/A	400,000
Olive Branch, Mississippi	Own	N/A	425,000
Joliet, Illinois	Own	N/A	1,200,000
Stockton, California	Own	N/A	525,000
Briar Creek, Pennsylvania	Own	N/A	1,003,000
Savannah, Georgia	Own	N/A	603,000
Marietta, Oklahoma	Own	N/A	603,000
Salt Lake City, Utah	Lease	April 2010	385,000
Ridgefield, Washington	Own	N/A	665,000

Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems.  With the exception of our Salt Lake City and Ridgefield facilities each of our distribution centers also contains automated conveyor and sorting systems.

For more information on financing of our distribution centers, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations- Funding Requirements" beginning on page 24 of this Form 10-K.

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

In addition, we are defendants in the following class or collective action lawsuits:

•
In August of 2006, we were served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  As a collective action, she claims that she and all other store managers similarly situated should have been classified as non-exempt employees under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  The Court preliminarily allowed nationwide (except for the state of California) notice to be sent to all store managers employed by us for the three years immediately preceding the filing of the suit. Approximately 770 individuals opted in.  A second suit was filed in the same Court, in which the allegations are essentially the same as those in the first suit. The Court has consolidated the two cases. The Court should decide whether to decertify the collective action and other defensive motions late this summer.  If the Court eventually certifies a class, the case has been scheduled for trial in January 2010.

•
In April 2007, we were served with a lawsuit filed in federal court in the state of California by one present and one former store manager.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California-based store managers employed by us for the four years prior to the filing of the suit.  We were thereafter served with a second suit in a California state court which alleges essentially the same claims as those contained in the federal action and which likewise seeks class certification of all California store managers.  We have removed the case to the same federal court as the first suit, answered it and the two cases have been consolidated.  The plaintiffs’ motion to seek class certification should be decided this spring or summer.  No trial date has been scheduled.

•
In July 2008, we were served with a lawsuit filed in federal court in the state of Alabama by one present and one former store manager, both females, alleging that they and other female store managers similarly situated were deprived of their rights under the Equal Pay Act, 29 U.S.C. 206(d) in that they were paid less than male store managers for performing jobs of equal skill and effort.  They seek an unspecified amount of monetary damages, back pay, injunctive and other relief.  We have answered the Complaint denying the plaintiffs’ allegations.  The Court ordered notice to be sent to female individuals employed by us as a store manager between February 1, 2006 and January 30, 2009 (3,320 in number) to participate as a member of a potential class.  A second notice was sent to 215 female store managers in California employed during the period from March 1, 2006 through February 27, 2009. The opt in period ends April 23, 2009, so we do not know at this date the number of persons who will elect to opt in. Discovery is now ongoing. We expect that the Court will consider a motion to decertify the collective action and other defensive motions at a future date.  The case has not been set for trial.

•
In May and June of 2008, 29 present or former female store managers filed claims with the Norfolk, Virginia office of the EEOC alleging employment discrimination pursuant to Title VII of the Civil Rights Act on the grounds that women store managers throughout our company are paid less than their male counterparts.  Eventually the EEOC issued Right to Sue letters to the complaining parties.  All are represented by the attorneys for the plaintiffs in the existing pay discrimination case, who, following the letters, sought to amend the existing Complaint to include the Title VII charges. The Court presently has that matter under consideration.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our 2008 fiscal year.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq Global Select Market® under the symbol "DLTR" since our initial public offering on March 6, 1995.  The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended February 2, 2008:

First Quarter	$40.31	$31.24
Second Quarter	45.98	37.93
Third Quarter	44.13	33.69
Fourth Quarter	36.17	20.72

Fiscal year ended January 31, 2009:

First Quarter	$32.45	$24.37
Second Quarter	40.00	30.14
Third Quarter	42.20	30.17
Fourth Quarter	44.11	32.97

On March 18, 2009, the last reported sale price for our common stock, as quoted by Nasdaq, was $41.66 per share.  As of March 18, 2009, we had approximately 475 shareholders of record.

There was no share repurchase activity for the 13 weeks ended January 31, 2009. At January 31, 2009, we have approximately $453.7 million remaining under Board authorization.

We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 31, 2009, compared with the cumulative total returns of the NASDAQ Composite Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on January 31, 2004, and, in each of the foregoing indices on January 31, 2004, and that dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
1/31/04
1/29/05
1/28/06
2/3/07
2/2/08
1/31/09
Dollar Tree, Inc.
NASDAQ Composite
S&P Retailing

*$100 invested on 1/31/04 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Item 6.  SELECTED FINANCIAL DATA

The following table presents a summary of our selected financial data for the fiscal years ended January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006, and January 29, 2005.  Fiscal 2006 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.

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

	Years Ended
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
Income Statement Data:
Net sales	$4,644.9	$4,242.6	$3,969.4	$3,393.9	$3,126.0
Gross profit	1,592.2	1,461.1	1,357.2	1,172.4	1,112.5
Selling, general and administrative expenses	1,226.4	1,130.8	1,046.4	888.5	819.0
Operating income	365.8	330.3	310.8	283.9	293.5
Net income	229.5	201.3	192.0	173.9	180.3

Margin Data (as a percentage of net sales):
Gross profit	34.3%	34.4%	34.2%	34.5%	35.6%
Selling, general and administrative expenses	26.4%	26.6%	26.4%	26.2%	26.2%
Operating income	7.9%	7.8%	7.8%	8.3%	9.4%
Net income	4.9%	4.7%	4.8%	5.1%	5.8%

Per Share Data:

Diluted net income per share	$2.53	$2.09	$1.85	$1.60	$1.58
Diluted net income per share increase	21.1%	13.0%	15.6%	1.3%	2.6%

	As of
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$364.4	$81.1	$306.8	$339.8	$317.8
Working capital	663.3	382.9	575.7	648.2	675.5
Total assets	2,035.7	1,787.7	1,882.2	1,798.4	1,792.7
Total debt, including capital lease obligations	268.2	269.4	269.5	269.9	281.7
Shareholders' equity	1,253.2	988.4	1,167.7	1,172.3	1,164.2
	Years Ended
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
Selected Operating Data:
Number of stores open at end of period	3,591	3,411	3,219	2,914	2,735
Gross square footage at end of period	38.5	36.1	33.3	29.2	25.9
Selling square footage at end of period	30.3	28.4	26.3	23.0	20.4
Selling square footage annual growth	6.7%	8.0%	14.3%	12.6%	21.1%
Net sales annual growth	9.5%	6.9%	16.9%	8.6%	11.6%
Comparable store net sales increase (decrease)	4.1%	2.7%	4.6%	(0.8%)	0.5%
Net sales per selling square foot	$158	$155	$161	$156	$168
Net sales per store	$1.3	$1.3	$1.3	$1.2	$1.2
Selected Financial Ratios:
Return on assets	12.0%	11.0%	10.4%	9.7%	10.9%
Return on equity	20.5%	18.7%	16.4%	14.9%	16.5%
Inventory turns	3.8	3.7	3.5	3.1	2.9

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2008, 2007 and 2006;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2008 and 2007 and what we expect them to be in 2009; and

•	where funds will come from to pay for future expenditures.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for the fiscal year 2008 compared to the comparable fiscal year 2007 and the fiscal year 2007 compared to the comparable fiscal year 2006.

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
•
On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our $250.0 million variable rate term loan.

•
In October 2007, our Board of Directors authorized the repurchase of an additional $500.0 million of our common stock. This authorization was in addition to the November 2006 authorization which had approximately $98.4 million remaining. At January 31, 2009, we had approximately $453.7 million remaining under Board authorizations.

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

At January 31, 2009, we operated 3,591 stores in 48 states, with 30.3 million selling square feet compared to 3,411 stores with 28.4 million selling square feet at February 2, 2008.  During fiscal 2008, we opened 231 stores, expanded 86 stores and closed 51 stores, compared to 240 new stores opened, 102 stores expanded and 48 stores closed during fiscal 2007.  In the current year we increased our selling square footage by 6.7%.  Of the 1.9 million selling square foot increase in 2008, 0.3 million was added by expanding existing stores.  The average size of our stores opened in 2008 was approximately 8,100 selling square feet (or about 10,300 gross square feet).  The average new store size decreased slightly in 2008 from approximately 8,500 selling square feet (or about 10,800 gross square feet) for new stores in 2007.  For 2009, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet).  We believe that this store size is our optimal size operationally and that this size also gives our customers an ideal shopping environment that invites them to shop longer and buy more.  We expect the majority of our future net sales growth to come from the square footage growth resulting from new store openings and expansion of existing stores.

Fiscal 2006 ended on February 3, 2007 and included 53 weeks, commensurate with the retail calendar.  The 53rd week in 2006 added approximately $70 million in sales. Fiscal 2008 and 2007 ended on January 31, 2009 and February 2, 2008, respectively, and both years included 52 weeks.

In fiscal 2008, comparable store net sales increased by 4.1%.  The comparable store net sales increase was the result of increases of 3.7% in the number of transactions and a 0.4% increase in average transaction size.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, including expansion of forms of payment accepted by our stores and the roll-out of freezers and coolers to more of our stores.  At January 31, 2009 we had frozen and refrigerated merchandise in approximately 1,200 stores compared to approximately 1,100 stores at February 2, 2008. We believe that this enables us to increase sales and earnings by increasing the number of shopping trips made by our customers and increasing the average transaction size.  In addition, we now accept food stamps in approximately 2,200 qualified stores compared to 1,000 at the end of 2007.  Beginning October 31, 2007, all of our stores accept Visa credit which has had a positive impact on our sales for fiscal 2008.

With the pressures of the current economic environment, we have seen an increase in the demand for basic, consumable merchandise in 2008.  As a result, we have shifted the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic downturn.  This shift has negatively impacted our margins in 2008, and we believe that this increase in basic, consumer product merchandise will negatively impact our margins in the first half of 2009.

Our point-of-sale technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores.  We believe that this has enabled us to better manage our inventory flow resulting in more efficient distribution and store operations and increased inventory turnover for each of the last two years.  Inventory turnover improved by approximately 5 basis points in 2008 compared to 2007 and by approximately 25 basis points in 2007 compared to 2006.  Fiscal 2008 was the fourth consecutive year of increased inventory turnover.  Inventory per selling square foot also decreased 1.2% at January 31, 2009 compared to February 2, 2008.

On May 25, 2007, legislation was enacted that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour by July 2009.  As a result, our wages will increase in 2009; however, we believe that we can partially offset the increase in payroll costs through increased store productivity and continued efficiencies in product flow to our stores.

We must continue to control our merchandise costs, inventory levels and our general and administrative expenses.  Increases in these line items could negatively impact our operating results.

On March 25, 2006, we completed our acquisition of 138 Deal$ stores, which included stores that offered an expanded assortment of merchandise including items that sell for more than $1.  Most of these stores continue to operate under the Deal$ banner while providing us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  We have opened new Deal$ stores, including some in new markets, and as of January 31, 2009, we have 143 stores under the Deal$ banner that are selling most items for $1 or less but also sell items for more than $1, compared to 131 stores at February 2, 2008.

Results of Operations
The following table expresses items from our consolidated statements of operations, as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.7%	65.6%	65.8%
Gross profit	34.3%	34.4%	34.2%

Selling, general and administrative
expenses	26.4%	26.6%	26.4%

Operating income	7.9%	7.8%	7.8%

Interest income	0.0%	0.1%	0.2%
Interest expense	(0.2%)	(0.4%)	(0.4%)

Income before income taxes	7.7%	7.5%	7.6%

Provision for income taxes	(2.8%)	(2.8%)	(2.8%)

Net income	4.9%	4.7%	4.8%

Fiscal year ended January 31, 2009 compared to fiscal year ended February 2, 2008

Net Sales.  Net sales increased 9.5%, or $402.3 million, in 2008 compared to 2007, resulting from sales in our new and expanded stores and a 4.1% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.

The following table summarizes the components of the changes in our store count for fiscal years ended January 31, 2009 and February 2, 2008.

	January 31, 2009	February 2, 2008

New stores	227	208
Acquired leases	4	32
Expanded or relocated stores	86	102
Closed stores	(51)	(48)

Of the 1.9 million selling square foot increase in 2008 approximately 0.3 million was added by expanding existing stores.

Gross Profit.  Gross profit margin decreased to 34.3% in 2008 compared to 34.4% in 2007.  The decrease was primarily due to a 30 basis point increase in merchandise cost, including inbound freight, resulting from an increase in the sales mix of higher cost consumer product merchandise and higher diesel fuel costs compared with 2007. Partially offsetting this increase was a 20 basis point decrease in shrink expense due to favorable adjustments to shrink estimates based on actual inventory results during the year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 26.4% for 2008 compared to 26.6% for 2007.  The decrease is primarily due to the following:

•	Depreciation expense decreased 25 basis points primarily due to the leveraging associated with the comparable store net sales increase for the year.
•
Payroll-related expenses decreased 10 basis points primarily as a result of lower field payroll costs as a percentage of sales, due to the leveraging from the comparable store net sales increase in 2008.

•	Partially offsetting these decreases was an approximate 10 basis point increase in store operating costs due to increases in repairs and maintenance and utility costs in the current year.

Operating Income.  Due to the reasons discussed above, operating income margin was 7.9% in 2008 compared to 7.8% in 2007.

Income Taxes.  Our effective tax rate was 36.1% in 2008 compared to 37.1% in 2007.  The lower rate in the current year reflects the recognition of certain tax benefits in accordance with Financial Accounting Standards Board’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and a lower blended state tax rate resulting from the settlement of state tax audits in the current year which allowed us to release income tax reserves and accrue less interest expense on tax uncertainties in the current year. These benefits to the tax rate were partially offset by a reduction in tax-exempt interest income in the current year.

Fiscal year ended February 2, 2008 compared to fiscal year ended February 2, 2007

Net Sales.  Net sales increased 6.9%, or $273.2 million, in 2007 compared to 2006, resulting primarily from sales in our new and expanded stores. Our sales increase was also impacted by a 2.7% increase in comparable store net sales for 2007.  This increase is based on the comparable 52-weeks for both years. These increases were partially offset by an extra week of sales in 2006 due to the 53-week retail calendar for 2006.  On a comparative 52-week basis, sales increased approximately 8.8% in 2007 compared to 2006. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.

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

Gross Profit.  Gross profit margin increased to 34.4% in 2007 compared to 34.2% in 2006.  The increase was primarily due to a 50 basis point decrease in merchandise cost, including inbound freight, due to improved initial mark-up in many categories in 2007.  This decrease was partially offset by a 40 basis point increase in occupancy costs due to the loss of leverage from the extra week of sales in 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, increased to 26.6% for 2007 compared to 26.4% for 2006.  The increase is primarily due to the following:

•
Operating and corporate expenses increased approximately 25 basis points due to increased debit and credit fees resulting from increased debit transactions in 2007 and the rollout of VISA credit at October 31, 2007.  Also, in 2006, we had approximately 10 basis points of income related to early lease terminations.

•	Occupancy costs increased 15 basis points primarily due to increased repairs and maintenance costs in 2007.
•
    Partially offsetting these increases was an approximate 15 basis point decrease in depreciation expense due to the expiration of the depreciable life on much of the supply chain hardware and software placed in service in 2002.

Operating Income.  Due to the reasons discussed above, operating income margin was  7.8% in 2007 and 2006.

Income Taxes.  Our effective tax rate was 37.1% in 2007 compared to 36.6% in 2006.  The increase in the rate for 2007 reflects a reduction of tax-exempt interest income in the current year due to lower investment levels resulting from increased share repurchase activity and an increase in tax reserves in accordance with FIN 48.  These increases more than offset a slight decrease in our net state tax rate.

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

The following table compares cash-related information for the years ended January 31, 2009, February 2, 2008, and February 3, 2007:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
(in millions)	2009	2008	2007
Net cash provided by (used in):
Operating activities	$403.1	$367.3	$412.8
Investing activities	(102.0)	(22.7)	(190.7)
Financing activities	22.7	(389.0)	(202.9)

Net cash provided by operating activities increased $35.8 million compared to last year due to increased earnings before income taxes, depreciation and amortization in the current year and lower prepaid rent amounts at the end of January 2009.  February 2008 rent payments were made prior to the end of fiscal 2007 which resulted in a prepaid asset in fiscal 2007 whereas February 2009 rent was paid in fiscal 2009.

Net cash provided by operating activities decreased $45.5 million in 2007 compared to 2006 due to increased working capital requirements in 2007 and increases in the provision for deferred taxes, partially offset by improved earnings before depreciation and amortization in 2007.

Net cash used in investing activities increased $79.3 million in the current year. Net proceeds from the sale of short-term investments were higher in the prior year in order to fund share repurchases.  Overall, short-term investment activity has decreased in the current year resulting from the liquidation of our short-term investments early in the current year due to market conditions.  These amounts were primarily invested in cash equivalent money market accounts.  Partially offsetting the decrease in net proceeds from the sales of short-term investments was higher capital expenditures ($57.7 million higher) in the prior year due to the expansions of the Briar Creek distribution center and corporate headquarters.

Net cash used in investing activities decreased $168.0 million in 2007 compared to 2006.  This decrease is due to $129.1 million of increased proceeds from short-term investment activity in 2007 to fund increased share repurchases and $54.1 million used in 2006 to acquire Deal$ assets.  These were partially offset by increased capital expenditures in 2007 resulting from the Briar Creek distribution center and the corporate headquarters expansions.

In the current year, financing activities provided cash of $22.7 million as a result of stock option exercises and employee stock plan purchases.  In the prior year, net cash used in financing activities was $389.0 million.  This was the result of share repurchases of $473.0 million for fiscal 2007, partially offset by stock option exercises resulting from the Company’s stock price last year being higher than it had been in the prior several years.

Net cash used in financing activities increased $186.1 million in 2007 due primarily to increased share repurchases in 2007 partially offset by increased proceeds from stock option exercises in 2007 resulting from the Company’s higher stock price earlier in the year.

At January 31, 2009, our long-term borrowings were $267.6 million and our capital lease commitments were $0.6 million.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $97.8 million were committed to letters of credit issued for routine purchases of imported merchandise at January 31, 2009.

On February 20, 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan. The interest rate on the Agreement is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.   Our March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement. As of January 31, 2009, the $250.0 million term loan is outstanding under the Agreement.

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

We repurchased approximately 12.8 million shares for approximately $473.0 million in fiscal 2007 and approximately 8.8 million shares for approximately $248.2 million in fiscal 2006.  We had no share repurchases in fiscal 2008.  At January 31, 2009, we have approximately $453.7 million remaining under Board authorization.

Funding Requirements

Overview
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2009 to total approximately $138.1 million, which includes capital expenditures, initial inventory and pre-opening costs.  Our estimated capital expenditures for fiscal 2009 are between $135.0 and $145.0 million, including planned expenditures for our new and expanded stores and the addition of freezers and coolers to approximately 175 stores.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facility.

The following tables summarize our material contractual obligations at January 31, 2009, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Lease Financing
Operating lease obligations	$1,439.4	$348.1	$304.6	$251.4	$194.8	$130.1	$210.4
Capital lease obligations	0.6	0.2	0.2	0.1	0.1	--	--

Long-term Borrowings
Credit Agreement	250.0	--	--	--	--	250.0	--
Revenue bond financing	17.6	17.6	--	--	--	--	--
Interest on long-term borrowings	12.6	3.3	3.0	3.0	3.0	0.3	--
Total obligations	$1,720.2	$369.2	$307.8	$254.5	$197.9	$380.4	$210.4

Commitments	Total	Expiring in 2009	Expiring in 2010	Expiring in 2011	Expiring in 2012	Expiring in 2013	Thereafter

Letters of credit and surety bonds	$124.3	$124.3	$--	$--	$--	$--	$--
Freight contracts	109.6	86.6	15.6	4.4	3.0	--	--
Technology assets	3.2	3.2	--	--	--	--	--
Total commitments	$237.1	$214.1	$15.6	$4.4	$3.0	$--	$--

Lease Financing
Operating Lease Obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to January 31, 2009 for stores that were not yet open on January 31, 2009.

Capital Lease Obligations.  Our capital lease obligations are primarily for distribution center equipment and computer equipment at the store support center.

Credit Agreement. On February 20, 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  This rate was 1.21% at January 31, 2009.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 31, 2009, we had $250.0 million outstanding on the Agreement.  Our March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.

Revenue Bond Financing.  In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds.  We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi.  At January 31, 2009, the balance outstanding on the bonds was $17.6 million.  These bonds are due to be fully repaid in June 2018.  The bonds do not have a prepayment penalty as long as the interest rate remains variable.  The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.  We pay interest monthly based on a variable interest rate, which was 1.50% at January 31, 2009.

Interest on Long-term Borrowings. This amount represents interest payments on the Credit Agreement and the revenue bond financing using the interest rates for each at January 31, 2009.

Commitments
Letters of Credit and Surety Bonds.  In March 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $121.5 million for letters of credit. In December 2004, we entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $97.8 million of purchases committed under these letters of credit at January 31, 2009.

We also have approximately $26.5 million of letters of credit or surety bonds outstanding for our self-insurance programs and certain utility payment obligations at some of our stores.

Freight Contracts.  We have contracted outbound freight services from various carriers with contracts expiring through February 2013.  The total amount of these commitments is approximately $109.6 million.

Technology Assets.  We have commitments totaling approximately $3.2 million to primarily purchase store technology assets for our stores during 2009.

Derivative Financial Instruments
On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.   These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our $250.0 million variable rate term loan.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which approximates the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  These swaps expire in March 2011.

We are party to one additional interest rate swap, which allows us to manage the risk associated with interest rate fluctuations on the demand revenue bonds. The swap is based on a notional amount of $17.6 million. Under the $17.6 million agreement, as amended, we pay interest to the bank that provided the swap at a fixed rate.  In exchange, the financial institution pays us at a variable-interest rate, which is similar to the rate on the demand revenue bonds.  The variable-interest rate on the interest rate swap is set monthly.  No payments are made by either party under the swap for monthly periods with an established interest rate greater than a predetermined rate (the knock-out rate).  The swap may be canceled by the bank or us and settled for the fair value of the swap as determined by market rates and expires in 2009.

Because of the knock-out provision in the $17.6 million swap, changes in the fair value of that swap are recorded in earnings.  For more information on the interest rate swaps, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” beginning on page 29 of this Form 10-K.

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

Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at January 31, 2009 is based on estimated shrink for most of 2008, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree stores for the last few years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  We periodically adjust our shrink estimates to address these factors as they become apparent.

Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.

Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred.  Our most material estimates include domestic freight expenses, self-insurance programs, store-level operating expenses, such as property taxes and utilities, and certain other expenses.  Our freight and store-level operating expenses are estimated based on current activity and historical trends and results.  Our workers' compensation and general liability insurance accruals are recorded based on actuarial valuations which are adjusted at least annually based on a review performed by a third-party actuary.  These actuarial valuations are estimates based on our historical loss development factors.  Certain other expenses are estimated and recorded in the periods that management becomes aware of them.  The related accruals are adjusted as management’s estimates change.  Differences in management's estimates and assumptions could result in an accrual materially different from the calculated accrual.  Our experience has been that some of our estimates are too high and others are too low.  Historically, the net total of these differences has not had a material effect on our financial condition or results of operations.

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

In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded. We believe that our liability for uncertain tax positions is adequate.  For further discussion of our changes in reserves during 2008, see Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements” beginning on page 41 of this Form 10-K.

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

Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on April 8, 2007, March 23, 2008, and will be observed on April 12, 2009.  We believe that the later Easter in 2009 could result in a $25.0 million increase in sales in the first quarter of 2009 as compared to the first quarter of 2008.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, consumer sentiment or inclement weather.

Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 12 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Inflation and Other Economic Factors
Our ability to provide quality merchandise at a fixed price and on a profitable basis may be subject to economic factors and influences that we cannot control.  Consumer spending could decline because of economic pressures, including unemployment and rising fuel prices.  Reductions in consumer confidence and spending could have an adverse effect on our sales.  National or international events, including war or terrorism, could lead to disruptions in economies in the United States or in foreign countries where we purchase some of our merchandise.  These and other factors could increase our merchandise costs and other costs that are critical to our operations, such as shipping and wage rates.

Shipping Costs.  Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs.  We can give no assurances as to the final actual rates for 2009, as we are in the early stages of our negotiations.

Minimum Wage. On May 25, 2007, legislation was enacted that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour by July 2009.  As a result, our wages will increase in 2009; however, we believe that we can partially offset the increase in payroll costs through increased store productivity and continued efficiencies in product flow to our stores.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and foreign currency rate fluctuations.  We may enter into interest rate swaps to manage exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts.  We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not hold derivative instruments for trading purposes.

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

To meet this objective, we entered into derivative instruments in the form of interest rate swaps to manage fluctuations in cash flows resulting from changes in the variable-interest rates on a portion of our $250.0 million term loan and on our Demand Revenue Bonds.  The interest rate swaps reduce the interest rate exposure on these variable-rate obligations.  Under the interest rate swaps, we pay the bank at a fixed-rate and receive variable-interest at a rate approximating the variable-rate on the obligation, thereby creating the economic equivalent of a fixed-rate obligation.  We entered into two $75.0 million interest rate swap agreements in March 2008 to manage the risk associated with the interest rate fluctuations on a portion of our $250.0 million variable rate term loan and we have an additional $17.6 million interest rate swap to manage the risk associated with the interest rate fluctuations on our Demand Revenue Bonds.  Under this $17.6 million swap, no payments are made by parties under the swap for monthly periods in which the variable-interest rate is greater than the predetermined knock-out rate.

The following table summarizes the financial terms of our interest rate swap agreements and the fair value of the interest rate swaps at January 31, 2009:

Hedging Instrument	Receive Variable	Pay Fixed	Knock-out Rate	Expiration	Fair Value
Two $75.0 million interest rate swaps	LIBOR	2.80%	N/A	3/31/11	($4.4 million)
$17.6 million interest rate swap	LIBOR	4.88%	7.75%	4/1/09	($0.1 million)

Hypothetically, a 1% change in interest rates results in an approximate $1.7 million change in the amount paid or received under the terms of the interest rate swap agreement on an annual basis.  Due to many factors, management is not able to predict the changes in the fair values of our interest rate swaps.  These fair values are obtained from our outside financial institutions.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	31

Consolidated Statements of Operations for the years ended
January 31, 2009, February 2, 2008 and February 3, 2007	31

Consolidated Balance Sheets as of January 31, 2009 and
February 2, 2008	33

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended January 31, 2009, February 2, 2008 and
February 3, 2007	34

Consolidated Statements of Cash Flows for the years ended
January 31, 2009, February 2, 2008 and February 3, 2007	35

Notes to Consolidated Financial Statements	36

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dollar Tree, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective February 4, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar Tree, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia
March 26, 2009

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
(In millions, except per share data)	2009	2008	2007
Net sales	$4,644.9	$4,242.6	$3,969.4
Cost of sales (Note 4)	3,052.7	2,781.5	2,612.2
Gross profit	1,592.2	1,461.1	1,357.2

Selling, general and administrative
expenses (Notes 4, 8 and 9)	1,226.4	1,130.8	1,046.4

Operating income	365.8	330.3	310.8

Interest income	2.6	6.7	8.6
Interest expense (Notes 5 and 6)	(9.3)	(17.2)	(16.5)

Income before income taxes	359.1	319.8	302.9

Provision for income taxes (Note 3)	129.6	118.5	110.9

Net income	$229.5	$201.3	$192.0

Basic net income per share (Note 7)	$2.54	$2.10	$1.86

Diluted net income per share (Note 7)	$2.53	$2.09	$1.85

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$364.4	$40.6
Short-term investments	-	40.5
Merchandise inventories	675.8	641.2
Deferred tax assets (Note 3)	7.7	17.3
Prepaid expenses and other current assets	25.3	49.2
Total current assets	1,073.2	788.8

Property, plant and equipment, net (Note 2)	710.3	743.6
Goodwill (Note 10)	133.3	133.3
Deferred tax assets (Note 3)	33.0	38.7
Other assets, net (Notes 8 and 11)	85.9	83.3

TOTAL ASSETS	$2,035.7	$1,787.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$17.6	$18.5
Accounts payable	192.9	200.4
Other current liabilities (Note 2)	152.5	143.6
Income taxes payable (Note 3)	46.9	43.4
Total current liabilities	409.9	405.9

Long-term debt, excluding current portion (Note 5)	250.0	250.0
Income taxes payable, long-term (Note 3)	14.7	55.0
Other liabilities (Notes 2, 6 and 8)	107.9	88.4

Total liabilities	782.5	799.3

Commitments, contingencies and
subsequent events (Note 4)

Shareholders' equity (Notes 6, 7 and 9):
Common stock, par value $0.01. 300,000,000 shares
authorized, 90,771,397 and 89,784,776 shares
issued and outstanding at January 31, 2009
and February 2, 2008, respectively	0.9	0.9
Additional paid-in capital	38.0	-
Accumulated other comprehensive income (loss)	(2.6)	0.1
Retained earnings	1,216.9	987.4
Total shareholders' equity	1,253.2	988.4

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,035.7	$1,787.7

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED JANUARY 31, 2009, FEBRUARY 2, 2008, AND FEBRUARY 3, 2007

				Accumulated
	Common		Additional	Other		Share-
	Stock	Common	Paid-in	Comprehensive	Retained	holders'
(in millions)	Shares	Stock	Capital	Income (Loss)	Earnings	Equity

Balance at January 28, 2006	106.5	$1.1	$11.4	$0.1	$1,159.7	$1,172.3

Net income for the year ended
February 3, 2007	-	-	-	-	192.0	192.0
Other comprehensive income	-	-	-	-	-	-
Total comprehensive income						192.0
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	2.8	-	-	2.8
Exercise of stock options, including
income tax benefit of $5.6 (Note 9)	1.7	-	43.1	-	-	43.1
Repurchase and retirement of shares (Note 7)	(8.8)	(0.1)	(63.0)		(185.1)	(248.2)
Stock-based compensation, net (Notes 1 and 9)	0.1	-	5.7	-	-	5.7
Balance at February 3, 2007	99.6	1.0	-	0.1	1,166.6	1,167.7

Net income for the year ended
February 2, 2008	-	-	-	-	201.3	201.3
Other comprehensive income	-	-	-	-	-	-
Total comprehensive income						201.3
Adoption of FIN 48 (Note 3)	-	-	-	-	(0.6)	(0.6)
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	-	-	3.5	3.5
Exercise of stock options, including
income tax benefit of $13.0 (Note 9)	2.7	-	-	-	81.1	81.1
Repurchase and retirement of shares (Note 7)	(12.8)	(0.1)	-		(472.9)	(473.0)
Stock-based compensation, net (Notes 1 and 9)	0.2	-	-	-	8.4	8.4
Balance at February 2,2008	89.8	0.9	-	0.1	987.4	988.4

Net income for the year ended
January 31, 2009	-	-	-	-	229.5	229.5
Other comprehensive loss, net of income tax
benefit of $1.7	-	-	-	(2.7)	-	(2.7)
Total comprehensive income						226.8
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	3.6	-	-	3.6
Exercise of stock options, including
income tax benefit of $2.3 (Note 9)	0.7	-	20.3	-	-	20.3
Stock-based compensation, net (Notes 1 and 9)	0.2	-	14.1	-	-	14.1
Balance at January 31, 2009	90.8	$0.9	$38.0	$(2.6)	$1,216.9	$1,253.2

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Cash flows from operating activities:
Net income	$229.5	$201.3	$192.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	161.7	159.3	159.0
Provision for deferred income taxes	17.0	(46.8)	(21.9)
Stock based compensation expense	16.7	11.3	6.7
Other non-cash adjustments to net income	7.9	8.0	5.1
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(34.6)	(36.2)	(6.2)
Other assets	27.3	(4.4)	(19.8)
Accounts payable	(7.5)	2.3	53.7
Income taxes payable	(36.8)	46.9	1.6
Other current liabilities	6.1	8.7	31.8
Other liabilities	15.8	16.9	10.8
Net cash provided by operating activities	403.1	367.3	412.8

Cash flows from investing activities:
Capital expenditures	(131.3)	(189.0)	(175.3)
Purchase of short-term investments	(34.7)	(1,119.2)	(1,044.4)
Proceeds from sale of short-term investments	75.2	1,300.5	1,096.6
Purchase of restricted investments	(29.0)	(99.3)	(84.5)
Proceeds from sale of restricted investments	18.2	90.9	75.2
Purchase of Deal$ assets, net of cash acquired of $0.3	-	-	(54.1)
Acquisition of favorable lease rights	(0.4)	(6.6)	(4.2)
Net cash used in investing activities	(102.0)	(22.7)	(190.7)

Cash flows from financing activities:
Principal payments under long-term debt and capital lease obligations	(1.2)	(0.6)	(0.6)
Borrowings from revolving credit facility	-	362.4	-
Repayments of revolving credit facility	-	(362.4)	-
Payments for share repurchases	-	(473.0)	(248.2)
Proceeds from stock issued pursuant to stock-based
compensation plans	21.6	71.6	40.3
Tax benefit of stock options exercised	2.3	13.0	5.6
Net cash provided by (used in) financing activities	22.7	(389.0)	(202.9)

Net increase (decrease) in cash and cash equivalents	323.8	(44.4)	19.2
Cash and cash equivalents at beginning of year	40.6	85.0	65.8
Cash and cash equivalents at end of year	$364.4	$40.6	$85.0
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9.7	$18.7	$14.9
Income taxes	$140.4	$109.5	$125.5

Supplemental disclosure of non-cash investing and financing activities:
The Company purchased equipment under capital lease obligations amounting to $0.5 million and $0.1 million in the years ended February 2, 2008 and February 3, 2007, respectively.  Equipment purchased under capital lease obligations in the year ended January 31, 2009 was less than $0.1 million.

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
At January 31, 2009, Dollar Tree, Inc. (the Company) owned and operated 3,591 discount variety retail stores.  Approximately 3,450 of these stores sell substantially all items for $1.00 or less.  The remaining stores are Deal$ stores, most of which were acquired in the Deal$ acquisition and these stores sell most items for $1.00 or less but also sell items at prices greater than $1.00.  The Company's stores operate under the names of Dollar Tree, Deal$ and Dollar Bills.  The Company’s stores average approximately 8,400 selling square feet.

The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia.  The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania, Georgia, Oklahoma, Utah and Washington.  The Company's stores are located in all 48 contiguous states.  The Company's merchandise includes food, household consumables and products, party goods, health and beauty care, candy, toys, seasonal goods, stationery and other consumer items.  Approximately 40% to 45% of the Company's merchandise is imported, primarily from China.

On March 2, 2008, the Company reorganized by creating a new holding company structure.  The primary purpose of the reorganization was to create a more efficient corporate structure.  The business operations of the Company and its subsidiaries did not change as a result of this reorganization.  As a part of the holding company reorganization, a new parent company, Dollar Tree, Inc., was formed.  Outstanding shares of the capital stock of Dollar Tree Stores, Inc., were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company.  The articles of incorporation, the bylaws, the executive officers and the board of directors of the new holding company are the same as those of the former Dollar Tree Stores, Inc. in effect immediately prior to the reorganization.  The common stock of the new holding company continues to be listed on the NASDAQ Global Select Market under the symbol “DLTR”.  The rights, privileges and interests of the Company’s stockholders remain the same with respect to the new holding company.

Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to “2008” or “Fiscal 2008”, “2007” or “Fiscal 2007,” and “2006” or “Fiscal 2006,” relates to as of or for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.  Fiscal year 2006 consisted of 53 weeks, while 2008 and 2007 both consisted of 52 weeks.

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

Cash and Cash Equivalents
Cash and cash equivalents at January 31, 2009 and February 2, 2008 includes $336.1 million and $12.8 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

Short-Term Investments
The Company has no short-term investments at January 31, 2009.  The amounts at February 2, 2008, consisted primarily of government-sponsored municipal bonds.  These investments were classified as available for sale and were recorded at fair value, which approximates cost.  The government-sponsored municipal bonds could be converted into cash depending on terms of the underlying agreement.  The securities underlying the government-sponsored municipal bonds had longer legal maturity dates.

Merchandise Inventories
Merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a weighted average cost basis.  Cost is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $26.9 million and $26.3 million at January 31, 2009 and February 2, 2008, respectively.

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

Goodwill
Goodwill is not amortized, but rather tested for impairment at least annually in accordance with SFAS No. 142.  In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2008 and determined that no impairment loss existed.

Other Assets, Net
Other assets, net consists primarily of restricted investments and intangible assets.  Restricted investments were $58.5 million and $47.6 million at January 31, 2009 and February 2, 2008, respectively and were purchased to collateralize long-term insurance obligations.  These investments consist primarily of government-sponsored municipal bonds, similar to the Company's short-term investments and money market securities.  These investments are classified as available for sale and are recorded at fair value, which approximates cost.  Intangible assets primarily include favorable lease rights with finite useful lives and are amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The Company performs its annual assessment of impairment following the finalization of each November’s financial statements and as a result determined no impairment loss existed in the current year.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS 144.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2008, 2007 and 2006, the Company recorded charges of $1.2 million, $0.8 million and $0.5 million, respectively, to write down certain assets.  These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Financial Instruments
The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates.  By entering into receive-variable, pay-fixed interest rate swaps, the Company limits its exposure to changes in variable interest rates.  The Company is exposed to credit-related losses in the event of non-performance by the counterparty to the interest rate swaps.  However, these swaps are in a net liability position as of January 31, 2009, therefore no credit risk exists as of that date.  Interest rate differentials paid or received on the swaps are recognized as adjustments to interest expense in the period earned or incurred.  The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis.  These interest rate swaps that qualify for hedge accounting are recorded at fair value in the accompanying consolidated balance sheets as a component of “other liabilities” (note 6).  Changes in the fair value of these interest rate swaps are recorded in “accumulated other comprehensive income (loss)”, net of tax, in the accompanying consolidated balance sheets.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

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

The Company’s cash and cash equivalents, restricted investments and interest rate swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2009.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $364.4 million and $58.5 million, respectively at January 31, 2009.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the swaps as of January 31, 2009 was a liability of $4.5 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

The carrying value of the Company's long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates and was recently renegotiated.

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

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

Pre-Opening Costs
The Company expenses pre-opening costs for new, expanded and relocated stores, as incurred.

Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "selling, general and administrative expenses" on the accompanying consolidated statements of operations.  Advertising costs approximated $6.6 million, $8.4 million and $10.6 million for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.

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

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards, No. 123 (revised 2004), Share-Based Payment, (SFAS 123R).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Total stock-based compensation expense for 2008, 2007 and 2006 was $16.7 million, $11.3 million and $6.7 million, respectively.

The Company recognizes expense related to the fair value of stock options and restricted stock units (RSUs) over the requisite service period on a straight-line basis.  The fair value of stock option grants is estimated on the date of grant using the Black Scholes option pricing model. The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of grant.

Net Income Per Share
Basic net income per share has been computed by dividing net income by the weighted average number of shares outstanding.  Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income by the weighted average number of shares and dilutive potential shares outstanding.  Dilutive potential shares include all outstanding stock options and unvested restricted stock, excluding certain performance-based restricted stock grants, after applying the treasury stock method.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

NOTE 2 - BALANCE SHEET COMPONENTS

Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 31, 2009 and February 2, 2008 consists of the following:

	January 31,	February 2,
(in millions)	2009	2008

Land	$29.4	$29.4
Buildings	181.9	172.7
Improvements	590.9	535.1
Furniture, fixtures and equipment	856.0	785.0
Construction in progress	22.4	52.9

Total property, plant and equipment	1,680.6	1,575.1

Less: accumulated depreciation and amortization	970.3	831.5

Total property, plant and equipment, net	$710.3	$743.6

Depreciation expense was $161.1 million, 158.5 million and $158.2 million for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.

Other Current Liabilities
Other current liabilities as of January 31, 2009 and February 2, 2008 consist of accrued expenses for the following:

	January 31,	February 2,
(in millions)	2009	2008

Compensation and benefits	$49.9	$45.5
Taxes (other than income taxes)	22.3	16.3
Insurance	30.3	27.6
Other	50.0	54.2

Total other current liabilities	$152.5	$143.6

Other Long-Term Liabilities
Other long-term liabilities as of January 31, 2009 and February 2, 2008 consist of the following:

	January 31,	February 2,
(in millions)	2009	2008

Deferred Rent	$62.3	$48.0
Insurance	31.1	29.9
Other	14.5	10.5

Total other long-term liabilities	$107.9	$88.4

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

NOTE 3 - INCOME TAXES

Total income taxes were allocated as follows:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
(in millions)

Income from continuing operations	$129.6	$118.5	$110.9
Accumulated other comprehensive income,
marking derivative financial
instruments to fair value	(1.7)	-	-
Stockholders' equity, tax benefit on
exercise of stock options	(2.3)	(13.0)	(5.6)
	$125.6	$105.5	$105.3

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
(in millions)	2009	2008	2007
Federal - current	$91.9	$147.5	$116.2
State - current	20.7	17.8	16.6
Total current	112.6	165.3	132.8

Federal - deferred	15.4	(39.4)	(19.1)
State - deferred	1.6	(7.4)	(2.8)
Total deferred	17.0	(46.8)	(21.9)

Provision for income taxes	$129.6	$118.5	$110.9

Included in current tax expense for the years ended January 31, 2009 and February 2, 2008, are amounts related to uncertain tax positions associated with temporary differences, in accordance with FIN 48.

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax
benefit	3.0	2.9	3.3
Other, net	(1.9)	(0.8)	(1.7)
Effective tax rate	36.1%	37.1%	36.6%

The rate reduction in “other, net” consists primarily of benefits from the resolution of tax uncertainties, interest on tax reserves, federal jobs credits and tax exempt interest.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

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

	January 31,	February 2,
	2009	2008
(in millions)
Deferred tax assets:
Accrued expenses	$39.2	$38.2
Property and equipment	12.3	22.2
State tax net operating losses and credit
carryforwards, net of federal benefit	5.4	2.1
Accrued compensation expense	14.9	10.7
Other	1.7	-
Total deferred tax assets	73.5	73.2
Valuation allowance	(4.9)	(2.1)
Deferred tax assets, net	68.6	71.1

Deferred tax liabilities:
Intangible assets	(13.5)	(11.0)
Prepaids	(10.4)	(2.2)
Other	(4.0)	(1.9)
Total deferred tax liabilities	(27.9)	(15.1)

Net deferred tax asset	$40.7	$56.0

A valuation allowance of $4.9 million, net of Federal tax benefits, has been provided principally for certain state credit net operating losses and carryforwards.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.

The Internal Revenue Service completed its examination of the 2004 federal income tax return during 2008 and is currently auditing the 2005-2007 consolidated federal income tax returns.  In addition, several states completed their examination of fiscal years prior to 2005.  In general, fiscal years 2005 and forward are within the statute of limitations for Federal and state tax purposes.  The statute of limitations is still open prior to 2005 for some states.

In June 2006, the Financial Accounting Standards Board issued FIN 48.  This Interpretation clarifies accounting for income tax uncertainties recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination.  The Company adopted the provisions of FIN 48 on February 4, 2007, the first day of fiscal 2007.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

The balance for unrecognized tax benefits at January 31, 2009, was $14.8 million.  The total amount of unrecognized tax benefits at January 31, 2009, that, if recognized, would affect the effective tax rate was $9.8 million (net of the federal tax benefit).  The following is a reconciliation of the Company's total gross unrecognized tax benefits for the year-to-date period ended January 31, 2009:

(in millions)
Balance at February 2, 2008	$55.0
Additions, based on tax positions related to current year	0.8
Additions for tax positions of prior years	1.6
Reductions for tax positions of prior years	(36.5)
Settlements	(3.8)
Lapses in statute of limitations	(2.3)
Balance at January 31, 2009	$14.8

During fiscal 2008, the Company accrued potential interest of $0.7 million, related to these unrecognized tax benefits.  No potential penalties were accrued during 2008 related to the unrecognized tax benefits.  As of January 31, 2009, the Company has recorded a liability for potential penalties and interest of $0.1 million and $3.0 million, respectively.

Most of the change in the Company’s reserve for uncertain tax positions relates to a reduction of temporary differences and related interest expense for which accounting method changes were filed at the beginning of fiscal year 2008 with the Internal Revenue Service.  Voluntarily filing accounting method changes provides audit protection for the issues involved for the open periods in exchange for agreeing to pay the tax over a prescribed period of time.

It is possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months.  At this point it is not possible to estimate a range associated with these audits.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
Future minimum lease payments under noncancelable stores and distribution center operating leases are as follows:

(in millions)
2009	$348.1
2010	304.6
2011	251.4
2012	194.8
2013	130.1
Thereafter	210.4

Total minimum lease payments	$1,439.4

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

The above future minimum lease payments include amounts for leases that were signed prior to January 31, 2009 for stores that were not open as of January 31, 2009.

Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $1.7 million under operating leases.

Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
(in millions)	2009	2008	2007

Minimum rentals	$323.9	$295.4	$261.8
Contingent rentals	(0.3)	1.2	0.9

Non-Operating Facilities
The Company is responsible for payments under leases for certain closed stores. The Company accounts for abandoned lease facilities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  A facility is considered abandoned on the date that the Company ceases to use it.  On this date, the Company records an expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income.  Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded charges of $0.6 million, $0.1 million and $0.1 million in 2008, 2007 and 2006, respectively.

Related Parties
The Company also leases properties for six of its stores from partnerships owned by related parties.  The total rental payments related to these leases were $0.5 million for each of the years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.  Total future commitments under related party leases are $0.5 million.

Freight Services
The Company has contracted outbound freight services from various contract carriers with contracts expiring through February 2013.  The total amount of these commitments is approximately $109.6 million, of which approximately $86.6 million is committed in 2009, $15.6 million is committed in 2010, $4.4 million is committed in 2011 and $3.0 million is committed in 2012.

Technology Assets
The Company has commitments totaling approximately $3.2 million to purchase store technology assets for its stores during 2009.

Letters of Credit
In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement.  The agreement provides $121.5 million for letters of credit.  In December 2004, the Company entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit.  Letters of credit under both of these agreements are generally issued for the routine purchase of imported merchandise and approximately $97.8 million was committed to these letters of credit at January 31, 2009.  As discussed in Note 5, the Company has $150.0 million of available letters of credit included in the $550.0 million Unsecured Credit Agreement (the Agreement) entered into on February 20, 2008.  As of January 31, 2009, there were no letters of credit committed under the Agreement.

The Company also has approximately $22.5 million in stand-by letters of credit that serve as collateral for its self-insurance programs and expire in fiscal 2009.

Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores.  The total amount of the commitment is approximately $4.0 million, which is committed through various dates through fiscal 2009.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

Contingencies
In August of 2006, the Company was served with a lawsuit filed in federal court in the state of Alabama by a former store manager.  As a collective action, she claims that she and all other store managers similarly situated should have been classified as non-exempt employees under the Fair Labor Standards Act and, therefore, should have received overtime compensation and other benefits.  The Court preliminarily allowed nationwide (except for the state of California) notice to be sent to all store managers employed by the Company for the three years immediately preceding the filing of the suit. Approximately 770 individuals opted in.  A second suit was filed in the same Court, in which the allegations are essentially the same as those in the first suit.  The Court has consolidated the two cases.  The Court should decide whether to decertify the collective action and other defensive motions late this summer.  If the Court eventually certifies a class, the case has been scheduled for trial in January 2010.

In April 2007, the Company was served with a lawsuit filed in federal court in the state of California by one present and one former store manager.  They claim they should have been classified as non-exempt employees under both the California Labor Code and the Fair Labor Standards Act.  They filed the case as a class action on behalf of California-based store managers employed by the Company for the four years prior to the filing of the suit.  The Company was thereafter served with a second suit in a California state court which alleges essentially the same claims as those contained in the federal action and which likewise seeks class certification of all California store managers.  The Company has removed the case to the same federal court as the first suit, answered it and the two cases have been consolidated.  The plaintiffs’ motion to seek class certification should be decided this spring or summer.  No trial date has been scheduled.

In July 2008, the Company was served with a lawsuit filed in federal court in the state of Alabama by one present and one former store manager, both females, alleging that they and other female store managers similarly situated were deprived of their rights under the Equal Pay Act, 29 U.S.C. 206(d) in that they were paid less than male store managers for performing jobs of equal skill and effort.  They seek an unspecified amount of monetary damages, back pay, injunctive and other relief.  The Company has answered the Complaint denying the plaintiffs’ allegations.  The Court ordered notice to be sent to female individuals employed by the Company as a store manager between February 1, 2006 and January 30, 2009 (3,320 in number) to participate as a member of a potential class.  A second notice was sent to 215 female store managers in California employed during the period March 1, 2006 through February 27, 2009. The opt in period ends April 23, 2009, so the Company does not know at this date the number of persons who will elect to opt in.  Discovery is now ongoing.  The Company expects that the Court will consider a motion to decertify the collective action and other defensive motions at a future date.  The case has not been set for trial.

In May and June of 2008, 29 present or former female store managers filed claims with the Norfolk, Virginia office of the EEOC alleging employment discrimination pursuant to Title VII of the Civil Rights Act on the grounds that women store managers throughout the Company are paid less than their male counterparts.  Eventually the EEOC issued Right to Sue letters to the complaining parties.  All are represented by the attorneys for the plaintiffs in the existing pay discrimination case, who, following the letters, sought to amend the existing Complaint to include the Title VII charges.  The Court presently has that matter under consideration.

The Company will vigorously defend itself in these lawsuits.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on its results of operations for the period in which they are resolved.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

NOTE 5 - LONG-TERM DEBT

Long-term debt at January 31, 2009 and February 2, 2008 consists of the following:

	January 31,	February 2,
(in millions)	2009	2008

$550.0 million Unsecured Credit Agreement,
interest payable monthly at LIBOR,
plus 0.50%, which was 1.21% at
January 31, 2009, principal payable upon
expiration of the facility in February 2013	$250.0	$-

$450.0 million Unsecured Revolving Credit Facility,
interest payable monthly at LIBOR, plus 0.475%,
principal payable upon expiration of the facility,
in March 2009, amount refinanced in 2008	-	250.0

Demand Revenue Bonds, interest payable monthly
at a variable rate which was 1.50% at
January 31, 2009, principal payable on
demand, maturing June 2018	17.6	18.5

Total long-term debt	$267.6	$268.5

Maturities of long-term debt are as follows: 2009 - $17.6 million and 2013 - $250.0 million.

Unsecured Credit Agreement
On February 20, 2008, the Company entered into the Agreement which provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility is based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Company’s March 2004, $450.0 million unsecured revolving credit facility was terminated concurrent with entering into the Agreement.  As of January 31, 2009, only the $250.0 million term loan was outstanding under this Agreement.

Unsecured Revolving Credit Facility
In March 2004, the Company entered into a five-year Unsecured Revolving Credit Facility (the Facility).  The Facility provided for a $450.0 million revolving line of credit, including up to $50.0 million in available letters of credit, bearing interest at LIBOR, plus 0.475%.  The Facility also contained an annual facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit and an annual administrative fee payable quarterly.  This facility was terminated in February 2008 and replaced by the Agreement.

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

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Hedging Derivatives
On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS 133 and expire in March 2011.  The fair value of these swaps as of January 31, 2009 was a liability of $4.4 million.

Non-Hedging Derivative
At January 31, 2009, the Company was party to a derivative instrument in the form of an interest rate swap that does not qualify for hedge accounting treatment pursuant to the provisions of SFAS No. 133 because it contains a knock-out provision.  The swap creates the economic equivalent of a fixed rate obligation by converting the variable-interest rate to a fixed rate.  Under this interest rate swap, the Company pays interest to a financial institution at a fixed rate, as defined in the agreement.  In exchange, the financial institution pays the Company at a variable interest rate, which approximates the floating rate on the variable-rate obligation, excluding the credit spread.  The interest rate on the swap is subject to adjustment monthly.  No payments are made by either party for months in which the variable-interest rate, as calculated under the swap agreement, is greater than the "knock-out rate."  The following table summarizes the terms of the interest rate swap:

Derivative	Origination	Expiration	Pay Fixed	Knock-out
Instrument	Date	Date	Rate	Rate

$17.6 million swap	4/1/99	4/1/09	4.88%	7.75%

This swap reduces the Company's exposure to the variable interest rate related to the Demand Revenue Bonds (see Note 5).  The fair value of this swap as of January 31, 2009 and February 2, 2008 was a liability of $0.1 million and $0.4 million, respectively.

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at January 31, 2009 and February 2, 2008.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	January 31,	February 2,	February 3,
(in millions, except per share data)	2009	2008	2007
Basic net income per share:
Net income	$229.5	$201.3	$192.0
Weighted average number of shares
outstanding	90.3	95.9	103.2

Basic net income per share	$2.54	$2.10	$1.86

Diluted net income per share:
Net income	$229.5	$201.3	$192.0
Weighted average number of shares
outstanding	90.3	95.9	103.2
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.5	0.5	0.6
Weighted average number of shares and
dilutive potential shares outstanding	90.8	96.4	103.8

Diluted net income per share	$2.53	$2.09	$1.85

At January 31, 2009, February 2, 2008, and February 3, 2007, 0.5 million, 0.4 million, and 1.5 million stock options, respectively are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

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

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

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

The Company repurchased approximately 12.8 million shares for approximately $473.0 million in fiscal 2007 and approximately 8.8 million shares for approximately $248.2 million in fiscal 2006.  The Company had no share repurchases in fiscal 2008.  At January 31, 2009, the Company had approximately $453.7 remaining under Board authorization.

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

Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated statements of operations were as follows:

Year Ended January 31, 2009	$21.6 million
Year Ended February 2, 2008	19.0 million
Year Ended February 3, 2007	16.8 million

Eligible employees hired prior to January 1, 2007 are immediately vested in the Company’s profit sharing contributions.  Eligible employees hired on or subsequent to January 1, 2007 vest in the Company’s profit sharing contributions based on the following schedule:

• 25% after three years of service
• 50% after four years of service
• 100% after five years of service

All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.

Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals were approximately $1.5 million and $2.5 million, respectively, at January 31, 2009 and February 2, 2008, and are included in "other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "other assets, net" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended January 31, 2009, February 2, 2008, or February 3, 2007.

All of the employee benefit plans noted above were adopted by Dollar Tree, Inc. on March 2, 2008 as a part of the holding company reorganization.  Refer to Note 1 for a discussion of the holding company reorganization.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

NOTE 9 - STOCK-BASED COMPENSATION PLANS

At January 31, 2009, the Company has eight stock-based compensation plans.  Each plan and the accounting method are described below.

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

Under the 1998 Special Stock Option Plan (Special Plan), options to purchase 247,500 shares were granted to five former officers of 98 Cent Clearance Center who were serving as employees or consultants of the Company following the merger.  The options were granted as consideration for entering into non-competition agreements and a consulting agreement.  The exercise price of each option equaled the market price of the Company's stock at the date of grant, and the options' maximum term was 10 years.  Options granted under the Special Plan vested over a five-year period.  As of January 31, 2009, all of these options have been exercised or have expired.

The EIP replaces the Company's SIP discussed above.  Under the EIP, the Company may grant up to 6.0 million shares of its Common Stock, plus any shares available for future awards under the SIP, to the Company’s employees, including executive officers and independent contractors.  The EIP permits the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock.  The exercise price of each stock option granted equals the market price of the Company’s stock at the date of grant.  The options generally vest over a three-year period and have a maximum term of 10 years.

The EOEP is available only to the Chief Executive Officer and certain other executive officers.  These officers no longer receive awards under the EIP.  The EOEP allows the Company to grant the same type of equity awards as does the EIP.  These awards generally vest over a three-year period, with a maximum term of 10 years.

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

The 2003 Director Deferred Compensation Plan permits any of the Company's directors who receive a retainer or other fees for Board or Board committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of the Company's common stock, or receive all or a portion of such fees in non-statutory stock options.  Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate.  If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the current market price of a share of the Company's common stock on the date of deferral.  The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of the Company's common stock.  The exercise price will equal the fair market value of the Company's common stock at the date the option is issued.  The options are fully vested when issued and have a term of 10 years.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

All of the shareholder approved plans noted above were adopted by Dollar Tree, Inc. on March 2, 2008 as a part of the holding company reorganization.  Refer to Note 1 for a discussion of the holding company reorganization.

Stock Options
In 2008, 2007 and 2006, the Company granted a total of 0.5 million, 0.4 million and 0.3 million stock options from the EIP, EOEP and the NEDP, respectively.  The fair value of all of these options is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  All options granted to directors vest immediately and are expensed on the grant date.  During 2008, 2007 and 2006, the Company recognized $4.7 million, $2.7 million and $1.3 million, respectively of expense related to these stock option grants.  As of January 31, 2009, there was approximately $6.0 million of total unrecognized compensation expense related to these stock options which is expected to be recognized over a weighted average period of 23 months.

In 2008, the Company granted 0.1 million stock options from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2008 and future service of these officers through fiscal 2009.  The Company met these performance targets in fiscal 2008; therefore, the fair value of these stock options of $1.0 million is being expensed over the service period.  The Company recognized $0.5 million of expense on these stock options in 2008.  The fair value of these stock options was determined using the Company’s closing stock price on the grant date in accordance with FAS 123R.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The weighted average assumptions used in the Black-Scholes option pricing model for grants in 2008, 2007 and 2006 are as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected term in years	6.0	6.0	6.0
Expected volatility	45.7%	28.4%	30.2%
Annual dividend yield	-	-	-
Risk free interest rate	2.8%	4.5%	4.8%
Weighted average fair value of options
granted during the period	$13.45	$14.33	$10.93
Options granted	558,293	386,490	342,216

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

The following tables summarize the Company's various option plans and information about options outstanding at January 31, 2009 and changes during the year then ended.

Stock Option Activity

	January 31, 2009
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)

Outstanding, beginning of period	2,089,914	$28.63
Granted	558,293	28.51
Exercised	(681,609)	26.47
Forfeited	(23,982)	24.41
Outstanding, end of period	1,942,616	$29.41	6.4	$25.8

Options vested and expected to vest
at January 31, 2009	1,909,041	$29.44	6.3	$25.3

Options exercisable at end of period	1,097,837	$28.46	4.6	$15.6

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at January 31,	Remaining	Exercise	at January 31,	Exercise
Prices	2009	Contractual Life	Price	2009	Price

$0.86	2,706	N/A	$ 0.86	2,706	$ 0.86
$10.99 to $21.28	216,387	3.6	19.51	216,387	19.51
$21.29 to $29.79	930,425	7.2	26.21	379,491	25.52
$29.80 to $42.56	793,098	6.0	35.97	499,253	34.73

$0.86 to $42.56	1,942,616	6.4	$ 29.41	1,097,837	$ 28.46

The intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $7.2 million, $32.8 million and $13.1 million, respectively.

Restricted Stock
The Company granted 0.4 million, 0.3 million and 0.3 million RSUs, net of forfeitures in 2008, 2007 and 2006, respectively, from the EIP and the EOEP to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $9.5 million, $7.7 million and $4.5 million of expense related to these RSUs during 2008, 2007 and 2006.  As of January 31, 2009, there was approximately $11.9 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted average period of 21 months.

In 2008, the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2008 and future service of these officers through fiscal 2009.  The Company met these performance targets in fiscal 2008; therefore, the fair value of these RSUs of $2.3 million is being expensed over the service period.  The Company recognized $1.2 million of expense on these RSUs in 2008.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date in accordance with FAS 123R.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

In 2006, the Company granted less than 0.1 million RSUs from the EOEP and the EIP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2006 and future service of the these officers through fiscal 2006.  The Company met these performance targets in fiscal 2006; therefore, the Company recognized the fair value of these RSUs of $0.2 million during fiscal 2006.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date in accordance with SFAS 123R.

In 2005, the Company granted less than 0.1 million RSUs from the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2005 and future service of these officers through various points through July 2007.  The Company met these performance targets in fiscal 2005; therefore, the fair value of these RSUs of $1.0 million was expensed over the service period.  The fair value of these RSUs was determined using the Company’s closing stock price January 28, 2006 (the last day of fiscal 2005), when the performance targets were satisfied.  The Company recognized $0.3 million and $0.7 million, of expense related to these RSUs in 2006 and 2005, respectively.  The amount recognized in 2007 was less than $0.1 million.

The following table summarizes the status of RSUs as of January 31, 2009, and changes during the year then ended:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Nonvested at February 2, 2008	555,935	$26.57
Granted	469,645	27.05
Vested	(256,870)	31.20
Forfeited	(21,217)	31.57
Nonvested at January 31, 2009	747,493	$30.13

In connection with the vesting of RSUs in 2008 and 2007, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $2.6 million and $2.9 million, respectively.  The total fair value of the restricted shares vested during the years ended January 31, 2009 and February 2, 2008 was $8.0 million and $8.2 million, respectively.

Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 1,759,375 shares of common stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 1,213,640 shares as of January 31, 2009.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Expected term	3 months	3 months	3 months
Expected volatility	14.4%	16.3%	13.1%
Annual dividend yield	-	-	-
Risk free interest rate	3.8%	4.4%	4.8%

The weighted average per share fair value of those purchase rights granted in 2008, 2007 and 2006 was $5.64, $5.74 and $4.59, respectively.  Total expense recognized for these purchase rights was $0.8 million, $0.9 million and $0.4 million in 2008, 2007 and 2006, respectively.

On March 2, 2008, the ESPP was adopted by Dollar Tree, Inc. as a part of the holding company reorganization.  Refer to Note 1 for discussion of the holding company reorganization.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

NOTE 10 – ACQUISITION
On March 25, 2006, the Company completed its acquisition of 138 Deal$ stores.  These stores are located primarily in the Midwest part of the United States and the Company has existing logistics capacity to service these stores.  This acquisition included stores that offer an expanded assortment of merchandise including items that sell for more than $1.  Substantially all Deal$ stores acquired continue to operate under the Deal$ banner while providing the Company an opportunity to leverage its Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in its Dollar Tree stores.

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
$54.1

NOTE 11 - INVESTMENT
The Company has a $4.0 million investment which represents a 10.5% fully diluted interest in Ollie's Holdings, Inc. (Ollie's), a multi-price point discount retailer located in the mid-Atlantic region.  In addition, the SKM Equity Fund III, L.P. (SKM Equity) and SKM Investment Fund (SKM Investment) acquired a combined fully diluted interest in Ollie's of 53.1%.  One of the Company's current directors, Thomas Saunders, is a principal member of SKM Partners, L.L.C., which serves as the general partner of SKM Equity.  The $4.0 million investment in Ollie's is accounted for under the cost method and is included in "other assets" in the accompanying consolidated balance sheets.

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2008 and 2007.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter

Fiscal 2008:
Net sales	$1,051.3	$1,093.1	$1,114.0	$1,386.5
Gross profit	$356.5	$363.1	$379.4	$493.2
Operating income	$69.7	$61.6	$69.3	$165.2
Net income	$43.6	$37.6	$43.1	$105.2
Diluted net income per share	$0.48	$0.42	$0.47	$1.15
Stores open at end of quarter	3,474	3,517	3,572	3,591
Comparable store net sales change	2.1%	6.5%	6.2%	2.2%

Fiscal 2007:
Net sales	$975.0	$971.2	$997.8	$1,298.6
Gross profit	$325.3	$326.6	$343.9	$465.3
Operating income	$62.3	$53.4	$60.2	$154.4
Net income	$38.1	$32.6	$35.9	$94.7
Diluted net income per share	$0.38	$0.33	$0.38	$1.04
Stores open at end of quarter	3,280	3,334	3,401	3,411
Comparable store net sales change	5.8%	4.4%	1.9%	(0.8%)

(1) Easter was observed on March 23, 2008 and April 8, 2007

Back to 10-K Table of Contents; Financial Statement Index; Statement of Operations; Balance Sheets; Statement of Shareholders' Equity; Cash Flow

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

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management has concluded that, as of January 31, 2009, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears below.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dollar Tree, Inc.:

We have audited Dollar Tree, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dollar Tree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Back to 10-K Table of Contents

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

In our opinion, Dollar Tree, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 31, 2009, and our report dated March 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Norfolk, Virginia

March 26, 2009

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 18,2009, under the caption "Election of Directors."

Information set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

The information concerning our code of ethics required by this Item is incorporated by reference to Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 18, 2009, under the caption "Code of Business Conduct (Code of Ethics)."

Item 11. EXECUTIVE COMPENSATION

Information set forth in the Proxy Statement under the caption "Compensation of Executive Officers," with respect to executive compensation, is incorporated herein by reference.

Back to 10-K Table of Contents

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

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 60 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.

Back to 10-K Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE: March 26, 2009	By: /s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 26, 2009

/s/ Bob Sasser
Bob Sasser	Director, President and	March 26, 2009
Chief Executive Officer
(principal executive officer)

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Lead Director	March 26, 2009

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	March 26, 2009

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 26, 2009

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 26, 2009

/s/ H. Ray Compton
H. Ray Compton	Director	March 26, 2009

/s/ Richard G. Lesser
Richard G. Lesser	Director	March 26, 2009

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 26, 2009

/s/ Eileen R. Scott
Eileen R. Scott	Director	March 26, 2009

/s/ Kevin S. Wampler	Chief Financial Officer
Kevin S. Wampler	(principal financial and	March 26, 2009
accounting officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 26, 2009

/s/ Alan L. Wurtzel
Alan L. Wurtzel	Director	March 26, 2009

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 26, 2009

Index to Exhibits

2.       Plan of Reorganization

2.1
Agreement and Plan of Merger among Dollar Tree Stores, Inc., Dollar Tree, Inc. and Dollar Tree Merger Sub, Inc., dated February 27, 2008(Exhibit 2.1 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

3.       Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as Amended, effective June 23, 2008) (Exhibit 3.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.2 to the Company’s June 23, 2008 Current Report on Form 8-K, incorporated herein by this reference)

4.       Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.     Material Contracts

10.1	$550.0 million unsecured Credit Agreement, dated February 20, 2008 (Exhibit 10.1 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.2
Form of Standard Restricted Stock Unit Award Agreement for use under the Company’s 2003 Equity Incentive Plan and the Company’s 2004 Executive Officer Equity Plan (Exhibit 10.2 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.3
Form of Standard Stock Option Agreement for use under the Company’s 2003 Equity Incentive Plan and the Company’s 2004 Executive Officer Equity Plan (Exhibit 10.2 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.4	Amendment to the 2005 Employee Stock Purchase Plan (Exhibit 10.1 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.5	Third Amendment to the 2004 Executive Officer Equity Plan (Exhibit 10.2 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.6	Third Amendment to the 2003 Equity Incentive Plan (Exhibit 10.3 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.7	Fifth Amendment to the Stock Incentive Plan (Exhibit 10.4 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.8	Assignment and Assumption Agreement (Exhibit 10.5 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.9	Third Amendment to the 2003 Director Deferred Compensation Plan (Exhibit 10.6 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.10	Second Amendment to the 2003 Non-Employee Director Stock Option Plan (Exhibit 10.7 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.11	Store Lease with Suburban Management and Related Renewals (Exhibit 10.1 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference)

10.12	Store Lease with DMK Associates and Related Renewals (Exhibit 10.2 to the company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference)

10.13	Store Lease with DMK Associates and Related Renewals (Exhibit 10.3 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference)

10.14	Amendments to the Assumed Incentive Plans (Exhibit 10.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.15	Fourth Amendment to the 2004 Executive Officer Equity Plan (Exhibit 10.2 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.16	Third Amendment to the 2004 Executive Officer Cash bonus Plan (Exhibit 10.3 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.17
Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s December 2, 2008 Report on Form 8-K, incorporated herein by this reference)

10.18	Form of the Company’s Named Executive Officer Option Agreement (Exhibit 10.1 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference)

10.19	Form of the Company’s Named Executive Officer Restricted Stock Unit Agreement (Exhibit 10.2 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference)

21.     Subsidiaries of the Registrant

21.1	Subsidiaries

23.     Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer