Form 10-Q
period 2009-05-02
DOLLAR TREE INC
filed 2009-05-27
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).
Yes ( )	No ( )

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

As of May 18, 2009, there were 89,895,866 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In millions, except per share data)	2009	2008

Net sales	$1,201.1	$1,051.3
Cost of sales	785.7	694.8
Gross profit	415.4	356.5

Selling, general and administrative
expenses	317.8	286.8

Operating income	97.6	69.7

Interest expense, net	0.8	1.6

Income before income taxes	96.8	68.1

Provision for income taxes	36.4	24.5

Net income	$60.4	$43.6

Net income per share:
Basic	$0.67	$0.48
Diluted	$0.66	$0.48

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 2,	January 31,	May 3,
(In millions)	2009	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$355.2	$364.4	$84.2
Merchandise inventories	688.2	675.8	652.7
Other current assets	65.8	33.0	60.2
Total current assets	1,109.2	1,073.2	797.1

Property, plant and equipment, net	705.0	710.3	733.7
Goodwill	133.3	133.3	133.3
Deferred tax assets	41.5	33.0	22.6
Other assets, net	84.7	85.9	84.4

TOTAL ASSETS	$2,073.7	$2,035.7	$1,771.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17.6	$17.6	$18.5
Accounts payable	208.6	192.9	204.4
Other current liabilities	145.3	152.5	119.7
Income taxes payable	42.9	46.9	29.2
Total current liabilities	414.4	409.9	371.8

Long-term debt, excluding current portion	250.0	250.0	250.0
Income taxes payable, long-term	15.0	14.7	20.6
Other liabilities	112.8	107.9	91.3

Total liabilities	792.2	782.5	733.7

Commitments and contingencies

Shareholders' equity	1,281.5	1,253.2	1,037.4

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,073.7	$2,035.7	$1,771.1

Common shares outstanding	90.2	90.8	90.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008
Cash flows from operating activities:
Net income	$60.4	$43.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	38.8	41.8
Other non-cash adjustments to net income	2.0	33.7
Changes in operating assets and liabilities	(46.6)	(84.6)
Net cash provided by operating activities	54.6	34.5

Cash flows from investing activities:
Capital expenditures	(34.1)	(32.7)
Purchase of short-term investments	-	(34.7)
Proceeds from sales of short-term investments	-	75.2
Purchase of restricted investments	(0.1)	(14.4)
Proceeds from sales of restricted investments	-	14.1
Other	-	(0.1)
Net cash provided by (used in) investing activities	(34.2)	7.4

Cash flows from financing activities:
Payments for share repurchases	(39.6)	-
Proceeds from stock issued pursuant to stock-based
compensation plans	9.3	1.8
Tax benefit of stock options exercised	0.8	-
Other	(0.1)	(0.1)
Net cash provided by (used in) financing activities	(29.6)	1.7

Net increase (decrease) in cash and cash equivalents	(9.2)	43.6
Cash and cash equivalents at beginning of period	364.4	40.6
Cash and cash equivalents at end of period	$355.2	$84.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2.2	$2.8
Income taxes	$44.7	$44.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2009 contained in the Company’s Annual Report on Form 10-K filed March 26, 2009.  The results of operations for the 13 weeks ended May 2, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2010.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 2, 2009 and May 3, 2008 and the results of its operations and cash flows for the periods presented.  The January 31, 2009 balance sheet information was derived from the audited consolidated financial statements as of that date.

Certain 2008 amounts have been reclassified for comparability with the current period presentation.  Goodwill has been stated separately and other intangible assets have been included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets.

2. INTEREST RATE SWAPS

On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and expire in March 2011.  The fair value of these swaps as of May 2, 2009 is a liability of $4.8 million and is included in “Other Liabilities” in the accompanying Condensed Consolidated Balance Sheet as of May 2, 2009.  The fair value of these swaps as of May 3, 2008 was an asset of $2.3 million and is included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheet as of May 3, 2008.

3. FAIR VALUE MEASUREMENTS

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) on February 3, 2008.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the Financial Accounting Standards Board (FASB) released FASB Staff Position (FSP) FAS 157-2, “Effective Date of SFAS No. 157,” which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). SFAS 157 became effective for all non-financial assets and non-financial liabilities on February 1, 2009.  The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have a significant impact on the condensed consolidated financial statements.

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

The Company’s cash and cash equivalents, restricted investments and interest rate swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 2, 2009.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company’s cash and cash equivalents and restricted investments was $355.2 million and $58.5 million, respectively at May 2, 2009.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the swaps as of May 2, 2009 was a liability of $4.8 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

4. INCOME TAXES

During the first quarter of 2009, the Company adjusted its balance of unrecognized tax benefits primarily as a result of recording accrued interest on uncertain tax liabilities.  Accordingly, “income taxes payable long-term” was increased by $0.3 million.  The total amount of unrecognized tax benefits at May 2, 2009, that, if recognized would affect the effective tax rate was $10.0 million (net of the federal tax benefit).

During the first quarter of 2008, the Company adjusted its balance of unrecognized tax benefits as a result of the filing of accounting method changes for certain temporary differences.  Accordingly, “income taxes payable long-term” was reduced by $34.4 million, of which $32.2 million reduced “deferred tax assets” and $2.1 million primarily representing the before tax impact associated with accrued interest on uncertain tax liabilities

5. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended
	May 2,	May 3,
(In millions, except per share data)	2009	2008
Basic net income per share:
Net income	$60.4	$43.6
Weighted average number of
shares outstanding	90.5	89.9
Basic net income per share	$0.67	$0.48

Diluted net income per share:
Net income	$60.4	$43.6
Weighted average number of
shares outstanding	90.5	89.9
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.6	0.3
Weighted average number of shares and
dilutive potential shares outstanding	91.1	90.2
Diluted net income per share	$0.66	$0.48

For the 13 weeks ended May 2, 2009 and May 3, 2008, approximately 0.1 million and 0.9 million stock options, respectively, were not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

6. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $5.4 million and $3.9 million, respectively, during the 13 weeks ended May 2, 2009 and May 3, 2008, respectively.

Stock Options

During the 13 weeks ended May 2, 2009 and May 3, 2008, the Company recognized $1.2 million and $1.0 million, respectively, of expense for stock options.  The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The Company granted less than 0.1 million stock options during the 13 weeks ended May 2, 2009.

During the 13 weeks ended May 2, 2009, approximately 0.3 million stock options were exercised yielding $7.9 million of cash proceeds and $0.8 million of tax benefits recognized as additional paid in capital.  During the 13 weeks ended May 3, 2008, less than 0.1 million stock options were exercised yielding $0.8 million of cash proceeds.  The tax benefits recognized as additional paid in capital on these exercises was less than $0.1 million during the 13 weeks ended May 3, 2008.  The intrinsic value of options exercised during the 13 weeks ended May 2, 2009 and May 3, 2008, was approximately $4.1 million and $0.2 million, respectively.

Restricted Stock Units (RSUs)

The Company granted approximately 0.4 million service-based RSUs from the Equity Incentive Plan (EIP) and the Executive Officer Equity Incentive Plan (EOEP) to employees and officers in the 13 weeks ended May 2, 2009. The estimated $17.6 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $1.3 million of expense related to these RSUs for the 13 weeks ended May 2, 2009.  The Company recognized $2.4 million of expense related to RSUs granted prior to 2009 in the 13 weeks ended May 2, 2009.  For the 13 weeks ended May 3, 2008, the Company recognized $2.7 million of expense related to RSUs.

In 2009 the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2009.  If the Company meets these performance targets in fiscal 2009, then the RSUs will vest ratably over three years, ending April 1, 2012. The Company recognized $0.2 million of expense related to these RSUs in the 13 weeks ended May 2, 2009.

In the 13 weeks ended May 2, 2009, approximately 0.3 million RSUs vested and approximately 0.2 million shares, net of taxes were issued.  During the 13 weeks ended May 3, 2008, approximately 0.2 million RSUs vested and approximately 0.1 million shares net of taxes were issued.

7. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording the derivative financial instrument entered into in March 2008, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008

Net income	$60.4	$43.6

Fair value adjustment-derivative
cash flow hedging instrument	(0.4)	2.3
Income tax benefit (expense)	0.1	(0.9)
Fair value adjustment, net of tax	(0.3)	1.4

Total comprehensive income	$60.1	$45.0

Share Repurchase Program
The Company repurchased approximately 1.1 million shares of common stock for approximately $42.7 million during the 13 weeks ended May 2, 2009.  Approximately 0.1 million of these shares totaling $3.1 million had not settled as of May 2, 2009, therefore these amounts have been accrued in the accompanying Condensed Consolidated Balance Sheet as of May 2, 2009.  The Company did not repurchase any shares in the 13 weeks ended May 3, 2008.  As of May 2, 2009, the Company had approximately $411.0 million remaining under Board approved repurchase authorizations.

8. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court. She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) notice to be sent to all store managers employed for the three years immediately preceding the filing of the suit.  Approximately 760 individuals have opted in to the collective action.  The Company expects the Court to decide whether to decertify the collective action late this summer. The Company is vigorously defending itself in this matter.

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004.  The plaintiffs estimate the class to be approximately 655 individuals.  No trial date has been scheduled.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs and 354 individuals opted in.  The Company expects that the Court will consider a motion to decertify the collective action at a future date. Subsequent to the filing of the original action, plaintiffs sought to amend the case to include the Title VII charges as a class action.  The Court presently has the amendment under consideration and is expected to issue a ruling in June 2009 or soon thereafter. The Company is vigorously defending itself in this matter.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	costs of pending and possible future legal claims;

•	the average size of our stores to be added for the remainder of 2009 and their performance compared with other store sizes;

•	the effect of a shift in merchandise mix to consumables and the continued roll-out of frozen and refrigerated merchandise on gross profit margin and sales;

•
the possible effect of the current economic downturn, inflation and other economic changes on our costs and profitability, including future changes in minimum wage rates, shipping rates, domestic and foreign freight costs, fuel costs and wage and benefit costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements; and,

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and Hong Kong.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 26, 2009.  Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	A continued downturn in economic conditions could adversely affect our sales.

•	Our profitability is especially vulnerable to cost increases.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Our sales and profits rely on directly and indirectly imported merchandise which may increase in cost or become unavailable.

•	We may be unable to expand our square footage as timely and profitably as planned.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors, including competition for merchandise, may reduce our sales and profits.

•	Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt that may be in shareholders’ best interests.

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

At May 2, 2009 we operated 3,667 stores in 48 states, with 31.0 million selling square feet compared to 3,474 stores with 29.1 million selling square feet at May 3, 2008.  During the 13 weeks ended May 2, 2009, we opened 79 stores, expanded 25 stores and closed 3 stores, compared to 83 stores opened, 24 stores expanded and 20 stores closed during the 13 weeks ended May 3, 2008.  In the 13 weeks ended May 2, 2009, we added approximately 0.7 million selling square feet, of which approximately 0.1 million was added through expanding existing stores.  The average size of stores opened during the 13 weeks ended May 2, 2009 was approximately 8,000 selling square feet (or about 10,000 gross square feet).  For the remainder of 2009, we continue to plan to open stores that are approximately 8,000 - 9,000 selling square feet (or about 10,000 – 12,000 gross square feet).  We believe that this size store is our optimal size operationally and that this size also gives the customer a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended May 2, 2009, comparable store net sales increased 9.2% primarily due to increased traffic. We believe comparable store net sales continue to be positively affected by a number of our initiatives, including expansion of forms of payment accepted by our stores, as debit and credit card penetration continued to increase in the first quarter of 2009, and the continued roll-out of frozen and refrigerated merchandise to more of our stores.  At May 2, 2009, we had frozen and refrigerated merchandise in approximately 1,320 stores compared to approximately 1,160 stores at May 3, 2008.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we now accept food stamps in approximately 2,270 qualified stores compared to approximately 1,250 stores at May 3, 2008.

With the pressures of the current economic environment, we have seen increases in the demand for basic, consumable products in 2009.  As a result, we have shifted the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic downturn.  While this shift in mix has lowered our merchandise margins we were able to offset that impact in the first quarter of 2009 with decreased costs for merchandise in many of our categories.

On May 25, 2007, legislation was enacted that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour by July 2009.  As a result, our wages will increase in 2009; however, we believe that we can partially offset the increase in payroll costs through increased store productivity and continued efficiencies in product flow to our stores.

Results of Operations

13 Weeks Ended May 2, 2009 Compared to the 13 Weeks Ended May 3, 2008

Net sales.  Net sales increased 14.2%, or $149.8 million, over last year’s first quarter resulting from a 9.2% increase in comparable store net sales and sales in our new stores. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended May 2, 2009, our gross profit margin was 34.6% compared to our gross profit margin of 33.9% for the 13 weeks ended May 3, 2008.  This increase can be attributed to the following:

●	Occupancy and distribution costs decreased 45 basis points in the quarter resulting from the leveraging of the comparable store sales increase.
●	Outbound freight costs decreased 20 basis points in the current year quarter due primarily to decreased fuel costs.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 26.5%, as a percentage of net sales, compared to 27.3% for the same period last year.  This decrease was primarily due to the following:

•	Depreciation decreased 70 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.

•	Store operating costs decreased 25 basis points primarily due to lower utility costs.

•	Payroll-related expenses increased 20 basis points resulting from:
o	increased incentive compensation due to favorable sales and earnings results in relation to their targets in the current quarter; partially offset by,
o	lower field payroll costs as a percentage of sales, due to the leveraging of the comparable store sales increase.

•
Operating and corporate expenses were flat, as a percentage of sales, in the current quarter compared to the prior year quarter, as reductions in several expenses and the leverageing associated with the increase in comparable store net sales offset increased legal fees related to our class action cases.

Operating Income. Operating income for the current quarter was 8.1% as a percentage of sales compared to 6.6% for the same period last year as a result of the increased gross profit margin and decreased selling, general and administrative expenses, as a percentage of sales, noted above.

Income Taxes.  The income tax rate for the 13 weeks ended May 2, 2009 was 37.6% compared to 36.0% for the 13 weeks ended May 3, 2008.  The lower rate in the prior year reflects the recognition of certain tax benefits in accordance with Financial Accounting Standards Board
Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

The following table compares cash flow information for the 13 weeks ended May 2, 2009 and May 3, 2008:

	13 Weeks ended
	May 2,	May 3,
(In millions)	2009	2008
Net cash provided by (used in):

Operating activities	$54.6	$34.5

Investing activities	(34.2)	7.4

Financing activities	(29.6)	1.7

Net cash provided by operating activities increased $20.1 million due to increased earnings before income taxes and depreciation and amortization in the current year.

In the current year, investing activities used cash of $34.2 million due to capital expenditures, primarily for new stores and expansion or relocation of existing stores.  Investing activities provided cash of $7.4 million in the 13 weeks ended May 3, 2008 because, in the prior year quarter, we liquidated our short-term investments due to market conditions.  These amounts were put into cash equivalent money market accounts.  These cash proceeds in the prior year quarter were partially offset by capital expenditures, primarily for new stores and expansion or relocation of existing stores.

In the current year, financing activities used cash of $29.6 million.  The use of cash resulted from stock repurchases in the current quarter partially offset by stock option exercises and employee stock plan purchases.  In the prior year, financing activities provided cash of $1.7 million as a result of employee stock plan purchases and limited stock option exercises.  There were no share repurchases in the first quarter of 2008.

At May 2, 2009, our long-term borrowings were $267.6 million, our capital lease commitments were $0.5 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $98.4 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 2, 2009.

We repurchased approximately 1.1 million shares of common stock for approximately $42.7 million during the 13 weeks ended May 2, 2009.  We did not repurchase any shares during the 13 weeks ended May 3, 2008.  As of May 2, 2009, we had approximately $411.0 million remaining under the repurchase authorizations.

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

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our variable rate debt.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and expire in March 2011.  The fair value of these swaps as of May 2, 2009 is a liability of $4.8 million.  The fair value of these swaps as of May 3, 2008 was an asset of $2.3 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are defendants in several class or collective action lawsuits.  For a discussion of these lawsuits, please refer to “Note 8. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

We will vigorously defend ourselves in these lawsuits.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2009.

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended May 2, 2009:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
February 1, 2009 to February 28, 2009	65,200	$ 37.41	65,200	$ 451.3
March 1, 2009 to April 4, 2009	709,312	39.88	709,312	423.0
April 5, 2009 to May 2, 2009	282,850	42.50	282,850	411.0
Total	1,057,362	$ 40.43	1,057,362	$ 411.0

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

DOLLAR TREE, INC.

Date: May 27, 2009	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)

Return to Index