Form 10-Q
period 2009-08-01
DOLLAR TREE INC
filed 2009-08-26
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2009
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

As of August 20, 2009, there were 89,390,755 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In millions, except per share data)	2009	2008	2009	2008

Net Sales	$1,222.8	$1,093.1	$2,423.9	$2,144.4
Cost of Sales	801.0	730.0	1,586.7	1,424.8
Gross profit	421.8	363.1	837.2	719.6

Selling, general and administrative
expenses	332.6	301.5	650.4	588.3

Operating income	89.2	61.6	186.8	131.3

Interest expense, net	1.3	1.9	2.1	3.5

Income before income taxes	87.9	59.7	184.7	127.8

Provision for income taxes	31.0	22.1	67.4	46.6

Net income	$56.9	$37.6	$117.3	$81.2

Net income per share:
Basic	$0.63	$0.42	$1.30	$0.90
Diluted	$0.63	$0.42	$1.29	$0.90

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1,	January 31,	August 2,
(In millions)	2009	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$358.2	$364.4	$114.6
Merchandise inventories	741.2	675.8	717.1
Other current assets	67.6	33.0	64.1
Total current assets	1,167.0	1,073.2	895.8

Property, plant and equipment, net	698.6	710.3	726.1
Goodwill	133.3	133.3	133.3
Deferred tax assets	47.9	33.0	26.3
Other assets, net	88.3	85.9	83.2

Total Assets	$2,135.1	$2,035.7	$1,864.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17.5	$17.6	$18.0
Accounts payable	273.8	192.9	272.8
Other current liabilities	141.8	152.5	121.1
Income taxes payable	8.8	46.9	-
Total current liabilities	441.9	409.9	411.9

Long-term debt, exluding current portion	250.0	250.0	250.0
Income taxes payable, long-term	16.1	14.7	20.3
Other liabilities	116.7	107.9	96.2

Total liabilities	824.7	782.5	778.4

Commitments and contingencies

Shareholders' equity	1,310.4	1,253.2	1,086.3

Total Liabilities and Shareholders' Equity	$2,135.1	$2,035.7	$1,864.7

Common shares outstanding	89.4	90.8	90.3

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 1,	August 2,
(In millions)	2009	2008
Cash flows from operating activities:
Net income	$117.3	$81.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	77.9	81.5
Other non-cash adjustments to net income	2.0	40.3
Changes in operating assets and liabilities	(63.2)	(111.9)
Net cash provided by operating activities	134.0	91.1

Cash flows from investing activities:
Capital expenditures	(68.0)	(65.4)
Purchase of short-term investments	-	(34.7)
Proceeds from sales of short-term investments	-	75.2
Purchase of restricted investments	(5.4)	(12.8)
Proceeds from sales of restricted investments	1.3	12.4
Other	-	(0.3)
Net cash used in investing activities	(72.1)	(25.6)

Cash flows from financing activities:
Payments for share repurchases	(85.3)	-
Proceeds from stock issued pursuant to stock-based
compensation plans	14.5	8.8
Tax benefit of stock-based compensation	3.0	0.4
Other	(0.3)	(0.7)
Net cash provided by (used in) financing activities	(68.1)	8.5

Net increase (decrease) in cash and cash equivalents	(6.2)	74.0
Cash and cash equivalents at beginning of period	364.4	40.6
Cash and cash equivalents at end of period	$358.2	$114.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3.8	$5.3
Income taxes	$115.0	$102.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2009 contained in the Company’s Annual Report on Form 10-K filed March 26, 2009.  The results of operations for the 13 and 26 weeks ended August 1, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2010.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of August 1, 2009 and August 2, 2008 and the results of its operations and cash flows for the periods presented.  The January 31, 2009 balance sheet information was derived from the audited consolidated financial statements as of that date.

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 26, 2009, the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were filed with the SEC.

Certain 2008 amounts have been reclassified for comparability with the current period presentation.  Goodwill has been stated separately and other intangible assets have been included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets.

2. INTEREST RATE SWAPS

On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment and expire in March 2011.  The fair value of these swaps as of August 1, 2009 is a liability of $4.4 million and is included in “Other Liabilities” in the accompanying Condensed Consolidated Balance Sheet as of August 1, 2009.  The fair value of these swaps as of August 2, 2008 was an asset of $2.6 million and is included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheet as of August 2, 2008.

3. FAIR VALUE MEASUREMENTS

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

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The Company’s cash and cash equivalents, restricted investments and interest rate swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 1, 2009.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $358.2 million and $62.5 million, respectively at August 1, 2009.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the swaps as of August 1, 2009 was a liability of $4.4 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

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

5. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In millions, except per share data)	2009	2008	2009	2008
Basic net income per share:
Net income	$56.9	$37.6	$117.3	$81.2
Weighted average number of
shares outstanding	89.7	90.2	90.1	90.0
Basic net income per share	$0.63	$0.42	$1.30	$0.90

Diluted net income per share:
Net income	$56.9	$37.6	$117.3	$81.2
Weighted average number of
shares outstanding	89.7	90.2	90.1	90.0
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.5	0.3	0.5	0.4
Weighted average number of shares and
dilutive potential shares outstanding	90.2	90.5	90.6	90.4
Diluted net income per share	$0.63	$0.42	$1.29	$0.90

For the 13 and 26 weeks ended August 1, 2009, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares.  For the 13 and 26 weeks ended August 2, 2008, approximately 0.5 million and 0.7 million stock options, respectively, were not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

6. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $5.5 million and $10.9 million, respectively, during the 13 and 26 weeks ended August 1, 2009, respectively.  Total stock-based compensation expense was $4.6 million and $8.6 million, respectively, during the 13 and 26 weeks ended August 2, 2008.

The Company granted approximately 0.4 million service-based RSUs from the Equity Incentive Plan (EIP) and the Executive Officer Equity Incentive Plan (EOEP) to employees and officers in the 26 weeks ended August 1, 2009.  The estimated $17.5 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $1.5 million and $2.8 million of expense related to these RSUs for the 13 and 26 weeks ended August 1, 2009.

In 2009 the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2009.  If the Company meets these performance targets in fiscal 2009, then the RSUs will vest ratably over three years, ending April 1, 2012.  The Company recognized $0.8 million and $1.0 million of expense related to these RSUs in the 13 and 26 weeks ended August 1, 2009.

7. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording the derivative financial instrument entered into in March 2008.  The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In millions)	2009	2008	2009	2008

Net income	$56.9	$37.6	$117.3	$81.2

Fair value adjustment-derivative
cash flow hedging instrument	0.3	0.3	(0.1)	2.6
Income tax expense	(0.1)	(0.1)	-	(1.0)
Fair value adjustment, net of tax	0.2	0.2	(0.1)	1.6

Total comprehensive income	$57.1	$37.8	$117.2	$82.8

Share Repurchase Program
The Company repurchased approximately 1.0 million and 2.1 million shares of common stock for approximately $42.5 million and $85.3 million, respectively during the 13 and 26 weeks ended August 1, 2009.  The Company did not repurchase any shares in the 13 and 26 weeks ended August 2, 2008.  As of August 1, 2009, the Company had approximately $368.4 million remaining under Board approved repurchase authorizations.

8. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) notice to be sent to all store managers employed for the three years immediately preceding the filing of the suit.  Approximately 580 individuals are included in the collective action.  The Company expects the Court to decide whether to decertify the collective action sometime in the fall of this year.  If the case proceeds as a collective action, it will likely proceed to trial in early 2010.  The Company is vigorously defending itself in this matter.

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004.  Notice was recently mailed to 733 individuals.  No trial date has been scheduled.  The Company is vigorously defending itself in this matter.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs and 354 individuals opted in.  The Company expects that the Court will consider a motion to decertify the collective action at a future date.  Subsequent to the filing of the original action, plaintiffs sought to amend the complaint to include Title VII charges, also based on gender pay disparity, and to proceed as a class action.  While the Court has not yet entered its Order, at a recent hearing, it indicated its intention to deny the amendment.  The Company is vigorously defending itself in this matter.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	costs of pending and possible future legal claims;

•	the average size of our stores to be added for the remainder of 2009 and their performance compared with other store sizes;

•	the effect of a shift in merchandise mix to include more consumables and the continued roll-out of frozen and refrigerated merchandise on gross profit margin and sales;

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

•	A continued downturn in economic conditions could adversely affect our sales.

•	Our profitability is especially vulnerable to cost increases.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Our sales and profits rely on directly and indirectly imported merchandise which may increase in cost or become unavailable.

•	We may be unable to expand our square footage as timely and profitably as planned.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors, including competition for merchandise, may reduce our sales and profits.

•	Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt.

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

At August 1, 2009 we operated 3,717 stores in 48 states, with 31.4 million selling square feet compared to 3,517 stores with 29.5 million selling square feet at August 2, 2008.  During the 26 weeks ended August 1, 2009, we opened 139 stores, expanded 41 stores and closed 13 stores, compared to 133 stores opened, 43 stores expanded and 27 stores closed during the 26 weeks ended August 2, 2008.  In the 13 and 26 weeks ended August 1, 2009, we added approximately 0.5 million and 1.1 million selling square feet, respectively, of which approximately 0.1 million and 0.2 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 26 weeks ended August 1, 2009 was approximately 8,000 selling square feet.  For the remainder of 2009, we continue to plan to open stores that are approximately 8,000 - 9,000 selling square feet.  We believe that this size store is our optimal size operationally and that this size also gives the customer a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 26 weeks ended August 1, 2009, comparable store net sales increased 6.8% and 8.0%, respectively, primarily due to increased traffic.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the second quarter and first half of 2009, and the continued roll-out of frozen and refrigerated merchandise to more of our stores.  At August 1, 2009, we had frozen and refrigerated merchandise in approximately 1,400 stores compared to approximately 1,200 stores at August 2, 2008.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we now accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 2,400 qualified stores compared to approximately 1,570 stores at August 2, 2008.

With the pressures of the current economic environment, we have seen increases in the demand for basic, consumable products in 2009.  As a result, we have shifted the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic downturn.  While this shift in mix has impacted our merchandise costs we were able to more than offset that impact in the 13 and 26 weeks ended August 1, 2009 with decreased costs for merchandise in many of our categories.

On May 25, 2007, legislation was enacted that increased the Federal Minimum Wage.  The last increase to $7.25 an hour was effective in July 2009.  As a result, our wages will increase in the second half of 2009; however, we believe that we can partially offset the increase in payroll costs through increased store productivity and continued efficiencies in product flow to our stores.

Results of Operations

13 Weeks Ended August 1, 2009 Compared to the 13 Weeks Ended August 2, 2008

Net sales.  Net sales increased 11.9%, or $129.7 million, over last year’s second quarter resulting from a 6.8% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended August 1, 2009, our gross profit margin increased to 34.5% compared to our gross profit margin of 33.2% for the 13 weeks ended August 2, 2008.  This increase can be attributed to the following:

•
Merchandise costs, including inbound freight, decreased 70 basis points due to improved initial mark-up in many categories during the quarter partially offset by an increase in the mix of higher cost consumer product merchandise during the quarter.  Lower fuel costs and ocean freight rates compared to the prior year quarter also contributed to the decrease.

•	Outbound freight costs decreased 40 basis points in the current year quarter due primarily to decreased fuel costs.
•	Occupancy and distribution costs decreased 30 basis points in the quarter resulting from the leveraging of the comparable store sales increase.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 27.2%, as a percentage of net sales, compared to 27.6% for the same period last year.  This decrease was primarily due to the following:

•	Depreciation decreased 40 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.

•
Store operating costs decreased 30 basis points primarily due to lower utility costs in the current quarter compared to the prior year quarter and the leveraging associated with the increase in comparable store net sales.

•
Payroll-related expenses increased 20 basis points resulting from increased incentive compensation due to favorable sales and earnings results in relation to their targets in the current quarter; partially offset by, lower field payroll costs as a percentage of sales, due to the leveraging of the comparable store sales increase.

•
Operating and corporate expenses increased 10 basis points, as a percentage of sales, in the current quarter compared to the prior year quarter, as increased legal fees were partially offset by leveraging associated with the increase in comparable store net sales.

Operating Income. Operating income for the current quarter was 7.3% as a percentage of sales compared to 5.6% for the same period last year as a result of the increased gross profit margin and decreased selling, general and administrative expenses, as a percentage of sales, noted above.

Income Taxes.  Our effective tax rate was 35.3% for the current quarter compared to 37.0% for the prior year quarter.  The current year rate reflects a reduction in tax expense of $2.3 million resulting from an immaterial correction of deferred tax assets relating to fixed assets.  This reduction in the current year tax rate was partially offset by a reduction in tax-exempt interest income and work opportunity tax credits as a percentage of income before income taxes.  In addition, the prior year tax rate reflected decreased tax reserves and refunds received.

26 Weeks Ended August 1, 2009 Compared to the 26 Weeks Ended August 2, 2008

Net sales.  Net sales increased 13.0%, or $279.5 million, over the same time period last year resulting from an 8.0% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 26 weeks ended August 1, 2009, our gross profit margin was 34.5% compared to our gross profit margin of 33.6% for the first six months of 2008.  This increase can be attributed to the following:

•
Merchandise costs, including inbound freight, decreased 20 basis points due to improved initial mark-up in many categories partially offset by an increase in the mix of higher cost consumer product merchandise during the year.  Lower fuel costs and ocean freight rates compared to the prior year also contributed to the decrease.

•	Outbound freight costs decreased 30 basis points in the current year due primarily to decreased fuel costs.
•	Occupancy and distribution costs decreased 40 basis points in the current year resulting from the leveraging of the comparable store sales increase.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 26 weeks ended August 1, 2009, decreased to 26.8%, as a percentage of net sales, compared to 27.4% for the same period last year.  This decrease was primarily due to the following:

•	Depreciation decreased 60 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current year.

•
Store operating costs decreased 30 basis points primarily due to lower utility costs in the current year compared to the prior year and the leveraging associated with the increase in comparable store net sales.

•
Payroll-related expenses increased 20 basis points resulting from increased incentive compensation due to favorable sales and earnings results in relation to their targets in the current year; partially offset by, lower field payroll costs as a percentage of sales, due to the leveraging of the comparable store sales increase.

Operating Income. Operating income for the 26 weeks ended August 1, 2009, was 7.7% as a percentage of sales compared to 6.1% for the same period last year as a result of the increased gross profit margin and decreased selling, general and administrative expenses, as a percentage of sales, noted above.

Income Taxes.  The income tax rate for each of the 26 weeks ended August 1, 2009 and August 2, 2008 was 36.5%.  The current year rate reflects a reduction in tax expense of $2.3 million resulting from an immaterial correction of deferred tax assets relating to fixed assets. The prior year rate reflects the recognition of certain tax benefits in accordance with standards of accounting for uncertainty in income taxes.

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

The following table compares cash flow information for the 26 weeks ended August 1, 2009 and August 2, 2008:

	26 Weeks ended
	August 1,	August 2,
(In millions)	2009	2008
Net cash provided by (used in):

Operating activities	$134.0	$91.1

Investing activities	(72.1)	(25.6)

Financing activities	(68.1)	8.5

Net cash provided by operating activities increased $42.9 million due primarily to increased earnings before income taxes and depreciation and amortization in the current year.

Net cash used by investing activities increased $46.5 million primarily due to short term investment activity in the prior year.  In the prior year we liquidated our short-term investments due to market conditions.  The net proceeds from this liquidation of $40.5 million were put into cash equivalent money market accounts.

In the current year, financing activities used cash of $68.1 million.  The use of cash resulted from stock repurchases in the current year partially offset by stock option exercises and employee stock plan purchases.  In the prior year, financing activities provided cash of $8.5 million as a result of employee stock plan purchases and limited stock option exercises.  There were no share repurchases in the 26 weeks ended August 2, 2008.

At August 1, 2009, our long-term borrowings were $267.5 million, our capital lease commitments were $0.4 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $138.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 1, 2009.

During the 13 and 26 weeks ended August 1, 2009, we repurchased approximately 1.0 million and 2.1 million shares of common stock for approximately $42.5 million and $85.3 million, respectively.  We did not repurchase any shares during the 13 and 26 weeks ended August 2, 2008.  As of August 1, 2009, we had approximately $368.4 million remaining under the repurchase authorizations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, fuel costs and foreign currency rate fluctuations.  We may enter into interest rate swaps to manage our exposure to interest rate changes, and we may employ other risk management strategies, including the use of fuel hedges and foreign currency forward contracts.  We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our variable rate debt.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment and expire in March 2011.  The fair value of these swaps as of August 1, 2009 is a liability of $4.4 million.  The fair value of these swaps as of August 2, 2008 was an asset of $2.6 million.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2009, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended August 1, 2009:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
May 3, 2009 to May 30, 2009	452,300	$ 42.35	452,300	$ 391.8
May 31, 2009 to July 4, 2009	250,000	42.39	250,000	381.2
July 5, 2009 to August 1, 2009	307,900	41.46	307,900	368.4
Total	1,010,200	$ 42.09	1,010,200	$ 368.4

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Shareholders held June 18, 2009, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
Arnold S. Barron	44,486,576	38,674,703
J. Douglas Perry	44,283,536	38,877,743
Thomas A. Saunders III	41,161,393	41,999,886
Carl P. Zeithaml	44,376,210	38,785,069

At our Annual Meeting of Shareholders held on June 18, 2009, the shareholders approved a shareholder proposal to eliminate the classified Board of Directors.  The results were as follows:

Votes for - 65,372,315
Votes against – 12,616,118
Abstentions – 188,683

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

3.	Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 23, 2008) (Exhibit 3.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc. (the Company), as amended (Exhibit 3.1 to the Company’s June 18, 2009 Report on Form 8-K, incorporated herein by this reference)

4.	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

31.         Certifications required under Section 906 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.         Certifications required under Section 906 of the Sarbanes-Oxley Act

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: August 26, 2009	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)