Form 10-Q
period 2009-10-31
DOLLAR TREE INC
filed 2009-11-24
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009
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

As of November 18, 2009, there were 88,261,780 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In millions, except per share data)	2009	2008	2009	2008

Net sales	$1,248.7	$1,114.0	$3,672.6	$3,258.4
Cost of sales	807.5	734.6	2,394.2	2,159.4
Gross profit	441.2	379.4	1,278.4	1,099.0

Selling, general and administrative
expenses	333.6	310.1	984.0	898.4

Operating income	107.6	69.3	294.4	200.6

Interest expense, net	1.6	2.3	3.7	5.8

Income before income taxes	106.0	67.0	290.7	194.8

Provision for income taxes	37.8	23.9	105.2	70.5

Net income	$68.2	$43.1	$185.5	$124.3

Net income per share:
Basic	$0.76	$0.48	$2.07	$1.38
Diluted	$0.76	$0.47	$2.05	$1.37

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	January 31,	November 1,
(In millions)	2009	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$342.1	$364.4	$78.6
Merchandise inventories	846.2	675.8	836.5
Other current assets	32.4	33.0	45.6
Total current assets	1,220.7	1,073.2	960.7

Property, plant and equipment, net	705.1	710.3	725.8
Goodwill	133.3	133.3	133.3
Deferred tax assets	34.4	33.0	22.9
Other assets, net	87.0	85.9	79.0

Total Assets	$2,180.5	$2,035.7	$1,921.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17.5	$17.6	$17.6
Accounts payable	261.4	192.9	238.4
Other current liabilities	178.2	152.5	152.8
Income taxes payable	11.5	46.9	3.1
Total current liabilities	468.6	409.9	411.9

Long-term debt, exluding current portion	250.0	250.0	250.0
Income taxes payable, long-term	15.4	14.7	19.6
Other liabilities	121.6	107.9	100.1

Total liabilities	855.6	782.5	781.6

Commitments and contingencies

Shareholders' equity	1,324.9	1,253.2	1,140.1

Total Liabilities and Shareholders' Equity	$2,180.5	$2,035.7	$1,921.7

Common shares outstanding	88.3	90.8	90.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 31,	November 1,
(In millions)	2009	2008
Cash flows from operating activities:
Net income	$185.5	$124.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	116.5	119.8
Other non-cash adjustments to net income	19.2	47.6
Changes in operating assets and liabilities	(98.6)	(205.2)
Net cash provided by operating activities	222.6	86.5

Cash flows from investing activities:
Capital expenditures	(113.8)	(104.2)
Purchase of short-term investments	-	(34.7)
Proceeds from sales of short-term investments	-	75.2
Purchase of restricted investments	(10.5)	(16.2)
Proceeds from sales of restricted investments	6.4	15.5
Other	-	(0.4)
Net cash used in investing activities	(117.9)	(64.8)

Cash flows from financing activities:
Payments for share repurchases	(154.6)	-
Proceeds from stock issued pursuant to stock-based
compensation plans	24.1	16.0
Tax benefit of stock-based compensation	3.8	1.5
Other	(0.3)	(1.2)
Net cash provided by (used in) financing activities	(127.0)	16.3

Net increase (decrease) in cash and cash equivalents	(22.3)	38.0
Cash and cash equivalents at beginning of period	364.4	40.6
Cash and cash equivalents at end of period	$342.1	$78.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5.5	$7.8
Income taxes	$139.4	$114.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2009 contained in the Company’s Annual Report on Form 10-K filed March 26, 2009.  The results of operations for the 13 and 39 weeks ended October 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2010.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 31, 2009 and November 1, 2008 and the results of its operations and cash flows for the periods presented.  The January 31, 2009 balance sheet information was derived from the audited consolidated financial statements as of that date.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 24, 2009, the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were filed with the SEC.

Certain 2008 amounts have been reclassified for comparability with the current period presentation.  Goodwill has been stated separately and other intangible assets have been included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets.

2. INTEREST RATE SWAPS

On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment and expire in March 2011.  The fair value of these swaps as of October 31, 2009 is a liability of $4.4 million and is included in “Other liabilities” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2009.  The fair value of these swaps as of November 1, 2008 was an asset of $0.1 million and is included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheet as of November 1, 2008.

3. FAIR VALUE MEASUREMENTS

In February 2008, the Financial Accounting Standards Board (FASB) released new guidance  which delayed the effective date to value all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) until the first quarter of 2009.  The adoption of the new guidance did not have a significant impact on the Condensed Consolidated Financial Statements.

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

The Company’s cash and cash equivalents, restricted investments and interest rate swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2009.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $342.1 million and $62.6 million, respectively at October 31, 2009.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the swaps as of October 31, 2009 was a liability of $4.4 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

4. INCOME TAXES

During 2008, the Company adjusted its balance of unrecognized tax benefits primarily as a result of the filing of accounting method changes for certain temporary differences.  Accordingly, “Income taxes payable long-term” was reduced by $34.7 million, of which $32.8 million reduced “Deferred tax assets”, $1.6 million represented the after-tax impact associated with accrued interest on uncertain tax positions and $0.3 million represented the settlement of federal and state tax audits.

5. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In millions, except per share data)	2009	2008	2009	2008
Basic net income per share:
Net income	$68.2	$43.1	$185.5	$124.3
Weighted average number of
shares outstanding	89.3	90.5	89.8	90.2
Basic net income per share	$0.76	$0.48	$2.07	$1.38

Diluted net income per share:
Net income	$68.2	$43.1	$185.5	$124.3
Weighted average number of
shares outstanding	89.3	90.5	89.8	90.2
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.6	0.5	0.6	0.4
Weighted average number of shares and
dilutive potential shares outstanding	89.9	91.0	90.4	90.6
Diluted net income per share	$0.76	$0.47	$2.05	$1.37

For the 13 and 39 weeks ended October 31, 2009, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares.  For the 13 and 39 weeks ended November 1, 2008, approximately 0.4 million and 0.6 million stock options, respectively, were not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

6. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $5.3 million and $16.2 million, respectively, during the 13 and 39 weeks ended October 31, 2009, respectively.  Total stock-based compensation expense was $4.0 million and $12.6 million, respectively, during the 13 and 39 weeks ended November 1, 2008.

The Company granted approximately 0.4 million service-based RSUs from the Equity Incentive Plan (EIP) and the Executive Officer Equity Incentive Plan (EOEP) to employees and officers in the 39 weeks ended October 31, 2009.  The estimated $17.2 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $1.4 million and $4.2 million of expense related to these RSUs for the 13 and 39 weeks ended October 31, 2009.

In 2009 the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2009.  If the Company meets these performance targets in fiscal 2009, then the RSUs will vest ratably over three years, ending April 1, 2012.  The Company recognized $0.8 million and $1.7 million of expense related to these RSUs in the 13 and 39 weeks ended October 31, 2009.

7. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording the derivative financial instrument entered into in March 2008.  The following table provides a reconciliation of Net income to Total comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In millions)	2009	2008	2009	2008

Net income	$68.2	$43.1	$185.5	$124.3

Fair value adjustment-derivative
cash flow hedging instrument	-	(2.5)	(0.1)	0.1
Income tax expense	-	1.0	-	-
Fair value adjustment, net of tax	-	(1.5)	(0.1)	0.1

Total comprehensive income	$68.2	$41.6	$185.4	$124.4

Share Repurchase Program
The Company repurchased approximately 1.4 million and 3.5 million shares of common stock for approximately $69.3 million and $154.6 million, respectively during the 13 and 39 weeks ended October 31, 2009.  The Company did not repurchase any shares in the 13 and 39 weeks ended November 1, 2008.  As of October 31, 2009, the Company had approximately $299.1 million remaining under Board approved repurchase authorizations.

8. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) notice to be sent to all store managers employed for the three years immediately preceding the filing of the suit.  Approximately 500 individuals are included in the collective action.  The Company expects the Court to decide whether to decertify the collective action early in 2010.  If the case proceeds as a collective action, it will likely proceed to trial in the Spring of 2010. The Company is vigorously defending itself in this matter.

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004, and a class of approximately 720 individuals exists.  Following discovery the company anticipates it will seek to decertify the class.  No trial date has been scheduled.  The Company is vigorously defending itself in this matter.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs and approximately 350 individuals opted in.  The Company expects that the Court will consider a motion to decertify the collective action at a future date.  In October 2009, 33 plaintiffs filed a new Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII, as a class action.  The Company has filed a Motion to dismiss on the grounds that the Complaint is time barred.  The Company will vigorously defend itself in both of these matters.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	costs of pending and possible future legal claims;

•	the average size of our stores and their performance compared with other store sizes;

•	the effect of the continued shift in merchandise mix to include more consumables and the continued roll-out of frozen and refrigerated merchandise on gross profit margin and sales;

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

At October 31, 2009 we operated 3,803 stores in 48 states, with 32.3 million selling square feet compared to 3,572 stores with 30.1 million selling square feet at November 1, 2008.  During the 39 weeks ended October 31, 2009, we opened 233 stores, expanded 74 stores and closed 21 stores, compared to 201 stores opened, 79 stores expanded and 40 stores closed during the 39 weeks ended November 1, 2008.  In the 13 and 39 weeks ended October 31, 2009, we added approximately 0.9 million and 2.0 million selling square feet, respectively, of which approximately 0.1 million and 0.3 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 39 weeks ended October 31, 2009 was approximately 8,500 selling square feet.  We believe that this size store is our optimal size operationally and that this size also gives the customer a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 39 weeks ended October 31, 2009, comparable store net sales increased 6.5% and 7.5%, respectively, primarily due to increased traffic.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 and 39 weeks ended October 31, 2009, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At October 31, 2009, we had frozen and refrigerated merchandise in approximately 1,400 stores compared to approximately 1,220 stores at November 1, 2008.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we now accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 2,700 qualified stores compared to approximately 2,160 stores at November 1, 2008.

With the pressures of the current economic environment, we have seen increases in the demand for basic, consumable products in 2009.  As a result, we have shifted the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic downturn.  While this shift in mix has impacted our merchandise costs we were able to offset that impact in the 13 and 39 weeks ended October 31, 2009 with decreased costs for merchandise in many of our categories.

In May 2007, legislation was enacted that increased the Federal Minimum Wage.  The last increase to $7.25 an hour was effective in July 2009.  As a result, our wages have increased in the third quarter of 2009 and wages will continue to increase through the first half of 2010; however, we believe that we can offset the increase in payroll costs through increased store productivity and continued efficiencies in product flow to our stores.

Results of Operations

13 Weeks Ended October 31, 2009 Compared to the 13 Weeks Ended November 1, 2008

Net sales.  Net sales increased 12.1%, or $134.7 million, over last year’s third quarter resulting from a 6.5% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended October 31, 2009, our gross profit margin increased to 35.3% compared to our gross profit margin of 34.1% for the 13 weeks ended November 1, 2008.  This increase can be attributed to the following:

•
Merchandise costs, including inbound freight, decreased 90 basis points due primarily to lower fuel costs and lower ocean freight rates compared to the prior year quarter.  Improved initial mark-up in many categories during the quarter was offset by an increase in the mix of higher cost consumer product merchandise during the quarter as compared to the prior year quarter.

•	Occupancy and distribution costs decreased 30 basis points in the quarter resulting from the leveraging of the comparable store net sales increase.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 26.7%, as a percentage of net sales, compared to 27.8% for the same period last year.  This decrease was primarily due to the following:

•
Store operating costs decreased 40 basis points primarily due to lower utility costs, as a percentage of sales, in the current quarter, resulting from lower rates compared to the prior year quarter and the leveraging associated the increase in comparable store net sales.

•	Depreciation decreased 30 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.
•
Payroll-related expenses decreased 25 basis points resulting from lower field payroll costs as a percentage of sales, due to the leveraging of the comparable store sales increase, partially offset by increased incentive compensation due to favorable sales and earnings results in relation to their targets in the current quarter and year.

Operating Income. Operating income for the current quarter was 8.6% as a percentage of net sales compared to 6.2% for the same period last year as a result of the increased gross profit margin and decreased selling, general and administrative expenses, as a percentage of net sales, noted above.

Income Taxes.  Our effective tax rate was 35.7% for the current quarter and the prior year quarter.

39 Weeks Ended October 31, 2009 Compared to the 39 Weeks Ended November 1, 2008

Net sales.  Net sales increased 12.7%, or $414.2 million, over the same period last year resulting from a 7.5% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 39 weeks ended October 31, 2009, our gross profit margin was 34.8% compared to 33.7% for the first nine months of 2008.  This increase can be attributed to the following:

•
Merchandise costs, including inbound freight, decreased 50 basis points due primarily to lower fuel costs and lower ocean freight rates compared to the prior year period.  Improved initial mark-up in many categories during the year was partially offset by an increase in the mix of higher cost consumer product merchandise during the 39 weeks ended October 31, 2009 as compared to the 39 weeks ended November 1, 2008.

•	Outbound freight costs decreased 30 basis points in the current year due primarily to decreased fuel costs.
•	Occupancy and distribution costs decreased 30 basis points in the current year resulting from the leveraging of the comparable store net sales increase.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 39 weeks ended October 31, 2009, decreased to 26.8%, as a percentage of net sales, compared to 27.6% for the same period last year.  This decrease was primarily due to the following:

•	Depreciation decreased 50 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current year.
•
Store operating costs decreased 30 basis points primarily due to lower utility costs, as a percentage of sales, in the current year compared to the prior year resulting from lower rates in the current year and the leveraging associated with the increase in comparable store net sales.

Operating Income. Operating income for the 39 weeks ended October 31, 2009, was 8.0% as a percentage of net sales compared to 6.2% for the same period last year as a result of the increased gross profit margin and decreased selling, general and administrative expenses, as a percentage of net sales, noted above.

Income Taxes.  The income tax rate for each of the 39 weeks ended October 31, 2009 and November 1, 2008 was 36.2%.  The current year rate reflects a reduction in tax expense of $2.3 million resulting from an immaterial correction of deferred tax assets relating to fixed assets. The prior year rate reflects the recognition of certain tax benefits in accordance with standards of accounting for uncertainty in income taxes.

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

The following table compares cash flow information for the 39 weeks ended October 31, 2009 and November 1, 2008:

	39 Weeks ended
	October 31,	November 1,
(In millions)	2009	2008
Net cash provided by (used in):

Operating activities	$222.6	$86.5

Investing activities	(117.9)	(64.8)

Financing activities	(127.0)	16.3

Net cash provided by operating activities increased $136.1 million due primarily to increased earnings before income taxes and depreciation and amortization in the current year. Also providing more cash at October 31, 2009 were higher accounts payable balances due to the timing of payments and increased incentive compensation accruals as compared to the prior year.

Net cash used in investing activities increased $53.1 million primarily due to short-term investment activity in the prior year.  In the prior year we liquidated our short-term investments due to market conditions.  The net proceeds from this liquidation of $40.5 million were put into cash equivalent money market accounts.  In the current year, capital expenditures have increased $9.6 million resulting from an increase in new stores opened in the current year as compared to the prior year.

In the current year, financing activities used cash of $127.0 million.  The use of cash resulted from share repurchases in the current year partially offset by stock option exercises and employee stock plan purchases.  In the prior year, financing activities provided cash of $16.3 million as a result of employee stock plan purchases and limited stock option exercises.  There were no share repurchases in the 39 weeks ended November 1, 2008.

At October 31, 2009, our long-term borrowings were $267.5 million, our capital lease commitments were $0.4 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $113.7 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 31, 2009.

During the 13 and 39 weeks ended October 31, 2009, we repurchased approximately 1.4 million and 3.5 million shares of common stock for approximately $69.3 million and $154.6 million, respectively.  We did not repurchase any shares during the 13 and 39 weeks ended November 1, 2008.  As of October 31, 2009, we had approximately $299.1 million remaining under repurchase authorizations.

Back to Index

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

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our variable rate debt.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment and expire in March 2011.  The fair value of these swaps as of October 31, 2009 is a liability of $4.4 million.  The fair value of these swaps as of November 1, 2008 was an asset of $0.1 million.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended October 31, 2009:

Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
August 2, 2009 to August 29, 2009	-	$ -	-	$ 368.4
August 30, 2009 to October 3, 2009	-	-	-	368.4
October 4, 2009 to October 31, 2009	1,416,256	48.93	1,416,256	299.1
Total	1,416,256	$ 48.93	1,416,256	$ 299.1

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

DOLLAR TREE, INC.

Date: November 24, 2009	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)

Back to Index
Forward to Exhibit 31.1