Form 10-K
period 2010-01-30
DOLLAR TREE INC
filed 2010-03-19
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2009, was $4,007,587,860, based on a $46.35 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

On March 10, 2010, there were 87,422,256 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 17, 2010, which will be filed with the Securities and Exchange Commission not later than May 28, 2010.

DOLLAR TREE, INC.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
•	costs of pending and possible future legal claims;
•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;
•	the average size of our stores to be added in 2010 and beyond;
•	the effect of a slight shift in merchandise mix to consumables and the increase in the number of our stores with freezers and coolers on gross profit margin and sales;
•	the effect that expanding tender types accepted by our stores will have on sales;
•	the net sales per square foot, net sales and operating income attributable to smaller and larger stores and store-level cash payback metrics;
•
the possible effect of the current economic downturn, inflation and other economic changes on our costs and profitability, including the possible effect of future changes in minimum wage rates, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;
•	our seasonal sales patterns including those relating to the length of the holiday selling seasons and the effect of an earlier Easter in 2010;
•	the capabilities of our inventory supply chain technology and other new systems;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;
•	the capacity, performance and cost of our distribution centers;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our expectations regarding competition and growth in our retail sector; and
•
management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, income taxes and the anticipated non-cash charge to gross profit in the first quarter of 2010.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in Item 1A “Risk Factors” beginning on page 10, as well as Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of this Form 10-K.

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

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to “2010” or “fiscal 2010”, “2009” or “fiscal 2009”, “2008” or “fiscal 2008”, and “2007” or “fiscal 2007,” relate to as of or for the years ended January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I

Item 1.  BUSINESS

Overview
We are the leading operator of discount variety stores offering merchandise at the fixed price of $1.00.  We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors.  At January 30, 2010, we operated 3,806 discount variety retail stores.  Approximately 3,650 of these stores sell substantially all items for $1.00 or less.  Substantially all of the remaining stores, operating as Deal$, sell items for $1.00 or less but also sell items for more than $1.  Our stores operate under the names of Dollar Tree, Deal$ and Dollar Bills.

We believe our optimal store is between 8,000 and 10,000 selling square feet.  This store size reflects our expanded merchandise offerings and improved service to our customers.  As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 1,400 stores during the past five years to increase traffic and transaction size.  At January 28, 2006, we operated 2,914 stores in 48 states.  At January 30, 2010, we operated 3,806 stores in 48 states and the District of Columbia.  Our selling square footage increased from approximately 23.0 million square feet in January 2006 to 32.3 million square feet in January 2010.  Our store growth has resulted primarily from opening new stores with additional growth from mergers and acquisitions, such as Deal$.

Business Strategy
Value Merchandise Offering.  We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere.  We buy approximately 55% to 60% of our merchandise domestically and import the remaining 40% to 45%.  Our domestic purchases include closeouts and promotional merchandise.  We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectations.  In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers' needs.

Mix of Basic Variety and Seasonal Merchandise.  We maintain a balanced selection of products within traditional variety store categories.  We offer a wide selection of everyday basic products and we supplement these basic, everyday items with seasonal, closeout and promotional merchandise.  We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination and we have slightly increased the mix of consumable merchandise in order to increase the traffic in our stores.  Closeout and promotional merchandise is purchased opportunistically and represents less than 10% of our purchases.

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

We have added freezers and coolers to certain stores and increased the amount of consumable merchandise carried by those stores.  We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix.  We have added freezers and coolers to approximately 200 more stores in 2009.  Therefore, as of January 30, 2010, we have freezers and coolers in approximately 1,400 of our stores.  We plan to add them to approximately 225 more stores in 2010.  As a result of the installation of freezers and coolers in select stores, consumable merchandise has grown as a percentage of purchases and sales and we expect this trend to continue. The following table shows the percentage of purchases of each major product group for the years ended January 30, 2010 and January 31, 2009:

	January 30,	January 31,
Merchandise Type	2010	2009

Consumable	48.1%	45.7%
Variety categories	46.9%	48.8%
Seasonal	5.0%	5.5%

At any point in time, we carry approximately 6,000 items in our stores and as of the end of 2009 approximately 2,200 of our basic, everyday items are automatically replenished.  The remaining items are primarily ordered by our store managers on a weekly basis.  Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.

Customer Payment Methods.  All of our stores accept cash, checks, debit cards, VISA credit cards and Discover and approximately 1,100 stores accept MasterCard credit cards. We began accepting VISA credit cards at all of our stores in the fourth quarter of 2007.  Along with the shift to more consumables and the rollout of freezers and coolers, we have increased the number of stores accepting Electronic Benefits Transfer(EBT) cards and food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) to approximately 2,900 stores as of January 30, 2010.

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

For more information on our results of operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18 of this Form 10-K.

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

Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow, increase inventory turnover and control distribution and store operating costs.  Our automatic replenishment system automatically reorders key items, based on actual store level sales and inventory.  At the end of 2009, we had approximately 2,200 basic, everyday items on automatic replenishment.

Point-of-sale data allows us to track sales and inventory by merchandise category at the store level and assists us in planning for future purchases of inventory.  We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns.  Using this point-of-sale data to plan purchases of inventory has helped us decrease our inventory per square foot in the current year.  Our inventory turns also increased approximately 25 basis points in 2009 to over 4 turns for the year.  Inventory turnover has increased in each of the last five years.

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

Our disclosure committee meets at least quarterly and monitors our internal controls over financial reporting to ensure that our public filings contain discussions about the risks our business faces.  We believe that we have the controls in place to be able to certify our financial statements.  Additionally, we have complied with the updated listing requirements for the Nasdaq Stock Market.

Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  In the last five years, net sales increased at a compound annual growth rate of 11.4%.  We expect that the majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.

The following table shows the average selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.  The selling square footage statistics for 2005 through 2009 are estimates based on the relationship of selling to gross square footage.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2005	2,914	7,900	9,756
2006	3,219	8,160	8,780
2007	3,411	8,300	8,480
2008	3,591	8,440	8,100
2009	3,806	8,480	8,150

We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2010 and beyond, we plan to predominantly open stores that are approximately 8,000 - 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand.  At January 30, 2010, 1,724 of our stores, totaling 59.0% of our selling square footage, were 8,150 selling square feet or larger.

In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities.  We target stores for expansion based on the current sales per selling square foot and changes in market opportunities.  Stores targeted for expansion are generally less than 6,000 selling square feet in size.  Store expansions generally increase the existing store size by approximately 3,500 selling square feet.

Since 1995, we have added a total of 609 stores through four mergers and several small acquisitions.  Our acquisition strategy has been to target companies that have a similar single-price point concept that has shown success in operations or companies that provide a strategic advantage.  We evaluate potential acquisition opportunities in our retail sector as they become available.

In 2006, we completed our acquisition of 138 Deal$ stores, which included stores that offered an expanded assortment of merchandise including items that sell for more than $1.  These stores provide us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  Since the acquisition, we have opened new Deal$ stores, including some in new markets, and operate 158 Deal$ stores as of January 30, 2010.

From time to time, we also acquire the rights to store leases through bankruptcy proceedings of certain retailers.  We will take advantage of these opportunities as they arise in the future.

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

A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure.  In November 2009, we purchased a new distribution center in San Bernardino, California which will begin shipping merchandise in April 2010.  This distribution center will replace the Salt Lake City distribution center which will close when its lease expires in April 2010.  With the inclusion of our San Bernardino, California distribution center and the exclusion of our Salt Lake City distribution center, we believe our distribution center network is capable of supporting approximately $7.5 billion in annual sales. New distribution sites, like this one in San Bernardino, California, are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.

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

Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, the Dollar Tree logo with a “1”, and "One Price...One Dollar."  We also own a concurrent use registration for "Dollar Bill$" and the related logo.  During 1997, we acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry.  Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything," and "Everything's $1.00."  With the acquisition of Deal$, we became the owners of the trademark “Deal$”. We have federal trademark registrations for a variety of private labels that we use to market some of our product lines.

Employees
We employed approximately 12,480 full-time and 42,000 part-time associates on January 30, 2010.  Part-time associates work 35 hours per week or less.  The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

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

Our profitability is vulnerable to cost increases.

Future increase in costs such as the cost of merchandise, wage levels, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability.  As a fixed price retailer, we cannot raise the sale price of our merchandise to offset cost increases.  We are dependent on our ability to operate more efficiently or effectively or increase our comparable store net sales in order to offset inflation.  We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future.  Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 18 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The number of employment related class actions filed each year has continued to increase, and recent changes in Federal law may cause claims to rise even more. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

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

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks

Our business is subject to a wide array of laws and regulations.  Significant legislative changes, such as the proposed Employee Free Choice Act and the proposed healthcare legislation, that impact our relationship with our workforce could increase our expenses and adversely affect our operations.  Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase.  In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.  Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

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
▪ Shipping.  Our oceanic shipping schedules may be disrupted or delayed from time to time.  We have experienced volatility in shipping rates over the past few years and the outlook for shipping rates in 2010 is uncertain.

▪ Diesel fuel costs.  We have experienced significant volatility in diesel fuel costs over the past few years and with the current economic situation, the outlook for diesel prices in 2010 is uncertain.

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

We plan to expand our selling square footage by approximately 6.3% in 2010 to increase our sales and profits.  Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms.  In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals.  Turmoil in the financial markets has made it difficult for third party developers to obtain financing for new projects.  We must also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores.  We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

Sales below our expectations during peak seasons may cause our operating results to suffer materially.

Our highest sales periods are the Christmas and Easter seasons.  We generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter.  In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores.  A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year.  Untimely merchandise delays due to receiving or distribution problems could have a similar effect.  Sales during the Easter selling season are materially affected by the timing of the Easter holiday.  Easter in fiscal 2010 is on April 4th, while in fiscal 2009 it was on April 12th.  We believe that the earlier Easter in 2010 could potentially result in $10.0 million of decreased sales in the first quarter of 2010 when compared to the first quarter of 2009.

Our sales and profits rely on imported merchandise, which may increase in cost or become unavailable.

Merchandise imported directly accounts for approximately 40% to 45% of our total retail value purchases.  In addition, we believe that a small portion of our goods purchased from domestic vendors is imported.  China is the source of a substantial majority of our imports.  Imported goods are generally less expensive than domestic goods and increase our profit margins.  A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits.  Risks associated with our reliance on imported goods include:

▪ disruptions in the flow of imported goods because of factors such as:
o raw material shortages, work stoppages, strikes and political unrest;
o problems with oceanic shipping, including shipping container shortages; and
o economic crises and international disputes.

▪ increases in the cost of purchasing or shipping imported merchandise, resulting from:
o increases in shipping rates imposed by the trans-Pacific ocean carriers;
o import duties, import quotas and other trade sanctions;
o changes in currency exchange rates or policies and local economic conditions, including inflation in the country of origin; and
o failure of the United States to maintain normal trade relations with China.

A downturn in economic conditions could impact our sales.

Deterioration in economic conditions, such as those caused by a recession, inflation, higher unemployment, consumer debt levels, lack of available credit, cost increases, as well as adverse weather conditions or terrorism, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably.  Adverse economic conditions could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns or reduce our profitability due to lower margins.

Our profitability is affected by the mix of products we sell.

Our gross profit could decrease if we increase the proportion of higher cost goods we sell in the future.  In recent years, the percentage of our sales from higher cost consumable products has increased and is likely to increase slightly in 2010.  As a result, our gross profit will decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage.  We can give no assurance that we will be able to do so.

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

The price of our common shares as traded on the Nasdaq Global Select Market may be volatile.

Our stock price may fluctuate substantially as a result of factors beyond our control, including but not limited to, general economic and stock market conditions, risks relating to our business and industry as discussed above, strategic actions by us or our competitors, variations in our quarterly operating performance, our future sales or purchases of our common shares, and investor perceptions of the investment opportunity associated with our common shares relative to other investment alternatives.

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

        Our Articles of Incorporation also classify our Board of Directors into three classes.  However, our Board of Directors will recommend at the Annual Meeting in 2010 that shareholders support an amendment to our Articles of Incorporation to declassify the Board.

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES

Stores
As of January 30, 2010, we operated 3,806 stores in 48 states and the District of Columbia as detailed below:

Alabama	84	Maine	20	Oklahoma	52
Arizona	70	Maryland	87	Oregon	75
Arkansas	45	Massachusetts	64	Pennsylvania	208
California	287	Michigan	141	Rhode Island	14
Colorado	59	Minnesota	63	South Carolina	76
Connecticut	37	Mississippi	50	South Dakota	7
Delaware	22	Missouri	85	Tennessee	96
District of Columbia	1	Montana	9	Texas	242
Florida	245	Nebraska	16	Utah	38
Georgia	142	Nevada	33	Vermont	6
Idaho	23	New Hampshire	26	Virginia	134
Illinois	162	New Jersey	85	Washington	71
Indiana	98	New Mexico	30	West Virginia	33
Iowa	32	New York	167	Wisconsin	70
Kansas	28	North Carolina	159	Wyoming	11
Kentucky	70	North Dakota	6
Louisiana	63	Ohio	164

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

Distribution Centers
The following table includes information about the distribution centers that we currently own or operate.  Our Salt Lake City distribution center will close in April 2010 at its lease expiration date.  In November 2009, we purchased a new distribution center in San Bernardino, California which will begin shipping merchandise in April 2010.  With the inclusion of our San Bernardino, California distribution center and the exclusion of our Salt Lake City distribution center, we believe our distribution center network is capable of supporting approximately $7.5 billion in annual sales.

Location	Own/Lease	Lease Expires	Size in Square Feet

Chesapeake, Virginia	Own	N/A	400,000
Olive Branch, Mississippi	Own	N/A	425,000
Joliet, Illinois	Own	N/A	1,200,000
Stockton, California	Own	N/A	525,000
Briar Creek, Pennsylvania	Own	N/A	1,003,000
Savannah, Georgia	Own	N/A	603,000
Marietta, Oklahoma	Own	N/A	603,000
Salt Lake City, Utah	Lease	April 2010	385,000
San Bernardino, California	Own	N/A	448,000
Ridgefield, Washington	Own	N/A	665,000

Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems.  With the exception of our Salt Lake City and Ridgefield facilities, each of our distribution centers also contains automated conveyor and sorting systems.

For more information on financing of our distribution centers, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations- Funding Requirements" beginning on page 23 of this Form 10-K.

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

In 2006, a former store manager filed a collective action against us in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) notice to be sent to all store managers employed for the three years immediately preceding the filing of the suit.  Approximately 500 individuals are included in the collective action.  The Court presently has before it our motion to decertify the collective action together with the briefs of the parties.  If the motion is denied and the case proceeds as a collective action, it is scheduled for trial in the summer of 2010. We are vigorously defending ourselves in this matter.

In 2007, two store managers filed a class action against us in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004, and a class of approximately 720 individuals exists.  Following discovery, which is on-going, we will seek to decertify the class.  No trial date has been scheduled.  We are vigorously defending ourselves in this matter.

In 2008, we were sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs and there are now approximately 340 opt in plaintiffs.  We expect that the Court will consider our motion to decertify the collective action later in 2010.  In October 2009, 34 plaintiffs, most of whom are opt-in plaintiffs in the Alabama action, filed a new class action in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  Subsequent to year end, the case was dismissed with prejudice.  At this date, the plaintiffs have a right of appeal to the U.S. Court of Appeals for the Fourth Circuit.

We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 4.  RESERVED
PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on The Nasdaq Global Select Market® under the symbol "DLTR" since our initial public offering on March 6, 1995.  The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended January 31, 2009:

First Quarter	$32.45	$24.37
Second Quarter	40.00	30.14
Third Quarter	42.20	30.17
Fourth Quarter	44.11	32.97

Fiscal year ended January 30, 2010:

First Quarter	$45.33	$32.94
Second Quarter	47.28	40.58
Third Quarter	51.72	44.00
Fourth Quarter	52.20	45.76

On March 10, 2010, the last reported sale price for our common stock, as quoted by Nasdaq, was $56.15 per share.  As of March 10, 2010, we had approximately 445 shareholders of record.

The following table presents our share repurchase activity for the 13 weeks ended January 30, 2010:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
October 31, 2009 to November 27, 2009	-	$-	-	$299.1
November 28, 2009 to January 1, 2010	536,700	48.38	536,700	273.1
January 1, 2010 to January 30, 2010	258,828	48.35	258,828	260.6
Total	795,528	$48.38	795,528	$260.6

       We repurchased approximately 4.3 million shares for approximately $193.1 million in fiscal 2009. At January 30, 2010, we have approximately $260.6 million remaining under Board authorization.

We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 30, 2010, compared with the cumulative total returns of the NASDAQ Composite Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on January 29, 2005, and, in each of the foregoing indices on January 29, 2005, and that dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA

The following table presents a summary of our selected financial data for the fiscal years ended January 30, 2010, January 31, 2009, February 2, 2008, February 3, 2007, and January 28, 2006.  Fiscal 2006 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.

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

	Years Ended
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
Income Statement Data:
Net sales	$5,231.2	$4,644.9	$4,242.6	$3,969.4	$3,393.9
Gross profit	1,856.8	1,592.2	1,461.1	1,357.2	1,172.4
Selling, general and administrative expenses	1,344.0	1,226.4	1,130.8	1,046.4	888.5
Operating income	512.8	365.8	330.3	310.8	283.9
Net income	320.5	229.5	201.3	192.0	173.9

Margin Data (as a percentage of net sales):
Gross profit	35.5%	34.3%	34.4%	34.2%	34.5%
Selling, general and administrative expenses	25.7%	26.4%	26.6%	26.4%	26.2%
Operating income	9.8%	7.9%	7.8%	7.8%	8.4%
Net income	6.1%	4.9%	4.7%	4.8%	5.1%

Per Share Data:

Diluted net income per share	$3.56	$2.53	$2.09	$1.85	$1.60
Diluted net income per share increase	40.7%	21.1%	13.0%	15.6%	1.3%

	As of
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$599.4	$364.4	$81.1	$306.8	$339.8
Working capital	829.7	663.3	382.9	575.7	648.2
Total assets	2,289.7	2,035.7	1,787.7	1,882.2	1,798.4
Total debt, including capital lease obligations	267.8	268.2	269.4	269.5	269.9
Shareholders' equity	1,429.2	1,253.2	988.4	1,167.7	1,172.3

	Years Ended
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
Selected Operating Data:
Number of stores open at end of period	3,806	3,591	3,411	3,219	2,914
Gross square footage at end of period	41.1	38.5	36.1	33.3	29.2
Selling square footage at end of period	32.3	30.3	28.4	26.3	23.0
Selling square footage annual growth	6.6%	6.7%	8.0%	14.3%	12.6%
Net sales annual growth	12.6%	9.5%	6.9%	16.9%	8.6%
Comparable store net sales increase (decrease)	7.2%	4.1%	2.7%	4.6%	(0.8%)
Net sales per selling square foot	$167	$158	$155	$161	$156
Net sales per store	$1.4	$1.3	$1.3	$1.3	$1.2
Selected Financial Ratios:
Return on assets	14.8%	12.0%	11.0%	10.4%	9.7%
Return on equity	23.9%	20.5%	18.7%	16.4%	14.9%
Inventory turns	4.1	3.8	3.7	3.5	3.1

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2009, 2008 and 2007;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2009 and 2008 and what we expect them to be in 2010; and

•	where funds will come from to pay for future expenditures.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for the fiscal year 2009 compared to the comparable fiscal year 2008 and the fiscal year 2008 compared to the comparable fiscal year 2007.

Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. You should keep in mind that:

•
We assign cost to store inventories using the retail inventory method, determined on a weighted average cost basis. Since inception through fiscal 2009, we have used one inventory pool for this calculation.  Over the years, we have invested in our retail technology systems, which has allowed us to refine our estimate of inventory cost under the retail method.  On January, 31, 2010, the first day of fiscal 2010, we will use approximately 30 inventory pools in our retail inventory calculation.   As a result of this change, we will record a non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26 million in the first quarter of 2010. This is a prospective change and will not have any effect on prior periods.

•
On November 2, 2009, we purchased a new distribution center in San Bernardino, California.  We have spent approximately $31.0 million in capital expenditures for this new distribution center through fiscal 2009.  We plan to spend an additional $6.0 million in the first quarter of 2010 to finish the project before the building starts receiving merchandise.  This new distribution center will replace our Salt Lake City, Utah leased facility when its lease ends in April 2010.

•
On February 20, 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.

•
On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our $250.0 million variable-rate term loan.

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

At January 30, 2010, we operated 3,806 stores in 48 states and the District of Columbia, with 32.3 million selling square feet compared to 3,591 stores with 30.3 million selling square feet at January 31, 2009.  During fiscal 2009, we opened 240 stores, expanded 75 stores and closed 25 stores, compared to 231 new stores opened, 86 stores expanded and 51 stores closed during fiscal 2008.  In the current year we increased our selling square footage by 6.6%.  Of the 2.0 million selling square foot increase in 2009, 0.3 million was added by expanding existing stores.  The average size of our stores opened in 2009 was approximately 8,500 selling square feet (or about 10,800 gross square feet).  For 2010, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet).  We believe that this store size is our optimal size operationally and that this size also gives our customers an ideal shopping environment that invites them to shop longer and buy more.

In fiscal 2009, comparable store net sales increased by 7.2%.  The comparable store net sales increase was primarily the result of an increase in the number of transactions.  We believe comparable store net sales continued to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in 2009, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At January 30, 2010 we had frozen and refrigerated merchandise in approximately 1,400 stores compared to approximately 1,200 stores at January 31, 2009.  We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 2,900 qualified stores compared to 2,200 at the end of 2008.

With the pressures of the current economic environment, we have seen increases in the demand for basic, consumable products in 2009.  As a result, we have shifted the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic downturn.  While this shift in mix has impacted our merchandise costs we were able to offset that impact in the current year with decreased costs for merchandise in many of our categories.

Our point-of-sale technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores.  We believe that this has enabled us to better manage our inventory flow resulting in more efficient distribution and store operations and increased inventory turnover for each of the last five years.  Inventory turnover improved by approximately 25 basis points in 2009 to over 4 turns for the year. Inventory per selling square foot also decreased 5.6% at January 30, 2010 compared to January 31, 2009.

In May 2007, legislation was enacted that increased the Federal Minimum Wage.  The last increase to $7.25 an hour was effective in July 2009.  As a result, our wages have increased in the third quarter of 2009 and wages will continue to increase through the first half of 2010; however, we believe that we can offset the increase in payroll costs through increased productivity and continued efficiencies in product flow to our stores.

We must continue to control our merchandise costs, inventory levels and our general and administrative expenses.  Increases in these line items could negatively impact our operating results.

Results of Operations
The following table expresses items from our consolidated statements of operations, as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.5%	65.7%	65.6%
Gross profit	35.5%	34.3%	34.4%

Selling, general and administrative
expenses	25.7%	26.4%	26.6%

Operating income	9.8%	7.9%	7.8%

Interest income	0.0%	0.0%	0.1%
Interest expense	(0.1%)	(0.2%)	(0.4%)

Income before income taxes	9.7%	7.7%	7.5%

Provision for income taxes	(3.6%)	(2.8%)	(2.8%)

Net income	6.1%	4.9%	4.7%

Fiscal year ended January 30, 2010 compared to fiscal year ended January 31, 2009

Net Sales.  Net sales increased 12.6%, or $586.3 million, in 2009 compared to 2008, resulting from a 7.2% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.

The following table summarizes the components of the changes in our store count for fiscal years ended January 30, 2010 and January 31, 2009.

	January 30, 2010	January 31, 2009

New stores	240	227
Acquired leases	-	4
Expanded or relocated stores	75	86
Closed stores	(25)	(51)

Of the 2.0 million selling square foot increase in 2009 approximately 0.3 million was added by expanding existing stores.

Gross profit margin increased to 35.5% in 2009 compared to 34.3% in 2008.  The increase was due to the following:
•
Merchandise costs, including inbound freight, decreased 80 basis points due primarily to lower fuel costs and lower ocean freight rates compared to the prior year.  Improved initial mark-up in many categories during the year was partially offset by an increase in the mix of higher cost consumer product merchandise during fiscal 2009 compared to fiscal 2008.

•	Outbound freight costs decreased 20 basis points in the current year due primarily to decreased fuel costs.
•	Occupancy and distribution costs decreased 30 basis points in the current year resulting from the leveraging of the comparable store sales increase.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 25.7% for 2009 compared to 26.4% for 2008.  The decrease is primarily due to the following:

•	Depreciation decreased 40 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current year.
•
Store operating costs decreased 30 basis points primarily as a result of lower utility costs as a percentage of sales, due to lower rates in the current year and the leveraging from the comparable store net sales increase in 2009.

Operating Income.  Due to the reasons discussed above, operating income margin was 9.8% in 2009 compared to 7.9% in 2008.

Income Taxes.  Our effective tax rate was 36.9% in 2009 compared to 36.1% in 2008.  The higher rate in the current year was the result of the favorable settlement of several state tax audits in 2008 and a higher blended state tax rate in 2009.

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

Income Taxes.  Our effective tax rate was 36.1% in 2008 compared to 37.1% in 2007.  The lower rate in the 2008 reflects the recognition of certain tax benefits and a lower blended state tax rate resulting from the settlement of state tax audits in 2008 which allowed us to release income tax reserves and accrue less interest expense on tax uncertainties. These benefits to the tax rate were partially offset by a reduction in tax-exempt interest income in 2008.

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

The following table compares cash-flow related information for the years ended January 30, 2010, January 31, 2009, and February 2, 2008:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
(in millions)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$581.0	$403.1	$367.3
Investing activities	(212.5)	(102.0)	(22.7)
Financing activities	(161.3)	22.7	(389.0)

Net cash provided by operating activities increased $177.9 million in 2009 compared to 2008 due to increased earnings before income taxes, depreciation and amortization in the current year. Also providing more cash at January 30, 2010 was better inventory management resulting in lower inventory balances per store and higher accounts payable balances due to the timing of payments and increased incentive compensation accruals.

Net cash provided by operating activities increased $35.8 million in 2008 compared to 2007 due to increased earnings before income taxes, depreciation and amortization in 2008 and lower prepaid rent amounts at the end of January 2009.  February 2008 rent payments were made prior to the end of fiscal 2007 which resulted in a prepaid asset in fiscal 2007 whereas February 2009 rent was paid in fiscal 2009.

Net cash used in investing activities increased $110.5 million in the current year primarily due to short-term investment activity and increased capital expenditures in 2009.  In 2008 we liquidated our short-term investments due to market conditions.  The net proceeds from this liquidation of $40.5 million were put into cash equivalent money market accounts.  In 2009 we also purchased $27.8 million of short-term investments late in the year.  Capital expenditures increased $33.5 million in 2009 primarily due to the purchase of our new distribution center in San Bernardino, CA.  We have spent approximately $31.0 million on this project through the end of fiscal 2009 and expect to spend approximately $6.0 million in the first quarter of 2010 to complete the project.

Net cash used in investing activities increased $79.3 million in fiscal 2008 compared to fiscal 2007. Net proceeds from the sale of short-term investments were higher in 2007 in order to fund share repurchases.  Overall, short-term investment activity decreased in 2008 resulting from the liquidation of our short-term investments early in 2008 due to market conditions.  These amounts were primarily invested in cash equivalent money market accounts.  Partially offsetting the decrease in net proceeds from the sales of short-term investments was higher capital expenditures ($57.7 million higher) in 2007 due to the expansions of the Briar Creek distribution center and corporate headquarters.

In 2009, net cash used in financing activities was $161.3 million as a result of share repurchases of $190.7 million partially offset by stock option exercises and employee stock plan purchases.  In the prior year, net cash provided by financing activities was $22.7 million.  This was the result of stock option exercises and employee stock plan purchases.

In fiscal 2008, financing activities provided cash of $22.7 million as a result of stock option exercises and employee stock plan purchases.  In 2007, net cash used in financing activities was $389.0 million.  This was the result of share repurchases of $473.0 million for fiscal 2007, partially offset by stock option exercises resulting from the Company’s stock price in 2008 being higher than it had been in the prior several years.

At January 30, 2010, our long-term borrowings were $267.5 million and our capital lease commitments were $0.3 million.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $101.8 million were committed to letters of credit issued for routine purchases of imported merchandise at January 30, 2010.

On February 20, 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan. The interest rate on the Agreement is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 30, 2010, the $250.0 million term loan is outstanding under the Agreement and there were no amounts outstanding under the $300.0 million revolving line of credit.

We repurchased approximately 4.3 million shares for approximately $193.1 million in fiscal 2009. Less than 0.1 million of these shares totaling $2.4 million had not settled as of January 30, 2010 and these amounts have been accrued in the accompanying consolidated balance sheet as of January 30, 2010.  We repurchased 12.8 million shares for approximately $473.0 million in fiscal 2007.  We had no share repurchases in fiscal 2008.  At January 30, 2010, we have approximately $260.6 million remaining under Board authorization.

Funding Requirements

Overview
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2010 to total approximately $136.0 million, which includes capital expenditures, initial inventory and pre-opening costs.  Our estimated capital expenditures for fiscal 2010 are between $155.0 and $165.0 million, including planned expenditures for our new and expanded stores and the addition of freezers and coolers to approximately 225 stores.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facility.

The following tables summarize our material contractual obligations at January 30, 2010, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Lease Financing
Operating lease obligations	$1,518.7	$372.8	$326.9	$269.3	$202.7	$140.2	$206.8
Capital lease obligations	0.3	0.1	0.1	0.1	--	--	--

Long-term Borrowings
Credit Agreement	250.0	--	--	--	250.0	--	--
Revenue bond financing	17.5	17.5	--	--	--	--	--
Interest on long-term borrowings	10.2	5.6	2.5	1.9	0.2	--	--
Total obligations	$1,796.7	$396.0	$329.5	$271.3	$452.9	$140.2	$206.8

Commitments	Total	Expiring in 2010	Expiring in 2011	Expiring in 2012	Expiring in 2013	Expiring in 2014	Thereafter

Letters of credit and surety bonds	$119.2	$119.0	$0.2	$--	$--	$--	$--
Freight contracts	296.2	99.2	85.8	84.3	26.9	--	--
Technology assets	2.4	2.4	--	--	--	--	--
Total commitments	$417.8	$220.6	$86.0	$84.3	$26.9	$--	$--

Lease Financing
Operating Lease Obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to January 30, 2010 for stores that were not yet open on January 30, 2010.

Capital Lease Obligations.  Our capital lease obligations are primarily for distribution center equipment and computer equipment at the store support center.

Credit Agreement. On February 20, 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The interest rate on the facility was 0.74% at January 30, 2010.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 30, 2010, we had the $250.0 million term loan outstanding under the Agreement and no amounts outstanding under the $300.0 million revolving line of credit.

Revenue Bond Financing.  In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds.  We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi.  At January 30, 2010, the balance outstanding on the bonds was $17.5 million.  These bonds are due to be fully repaid in June 2018.  The bonds do not have a prepayment penalty as long as the interest rate remains variable.  The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.  We pay interest monthly based on a variable interest rate, which was 0.25% at January 30, 2010.

Interest on Long-term Borrowings. This amount represents interest payments on the Credit Agreement and the revenue bond financing using the interest rates for each at January 30, 2010.

Commitments
Letters of Credit and Surety Bonds.  In March 2001, we entered into a Letter of Credit Reimbursement and Security Agreement, which provides $121.5 million for letters of credit.  In December 2004, we entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $101.8 million of purchases committed under these letters of credit at January 30, 2010.

We also have approximately $17.4 million of letters of credit or surety bonds outstanding for our self-insurance programs and certain utility payment obligations at some of our stores.

Freight Contracts.  We have contracted outbound freight services from various carriers with contracts expiring through fiscal 2013.  The total amount of these commitments is approximately $296.2 million.

Technology Assets.  We have commitments totaling approximately $2.4 million to primarily purchase store technology assets for our stores during 2010.

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

In the fourth quarter of 2009, we entered into fuel derivative contracts with a third party.  As a result of these contracts, we have fixed the fuel price on 2.4 million gallons of diesel fuel, or approximately 25% of our fuel needs from May 2010 through January 2011.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives will be included directly in earnings.

Critical Accounting Policies
The preparation of financial statements requires the use of estimates.  Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates.  Following is a discussion of the estimates that we consider critical.

Inventory Valuation
As discussed in Note 1 to the Consolidated Financial Statements, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis.  Cost is assigned to store inventories using the retail inventory method on a weighted-average basis.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  Since our inception through fiscal 2009, we have used one inventory pool for this calculation. Over the years, we have invested in our retail technology systems, which has allowed us to refine our estimate of inventory cost under the retail method. On January, 31, 2010, the first day of fiscal 2010, we began using approximately 30 inventory pools in our retail inventory calculation.  As a result of this change, we expect to record a non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26 million in the first quarter of 2010. The retail inventory method is an averaging method that has been widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.

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

Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at January 30, 2010 is based on estimated shrink for most of 2009, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree stores for the last few years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  We periodically adjust our shrink estimates to address these factors as they become apparent.

Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.

Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred.  Our most material estimates include domestic freight expenses, self-insurance costs, store-level operating expenses, such as property taxes and utilities, and certain other expenses, such as legal reserves.  Our freight and store-level operating expenses are estimated based on current activity and historical trends and results.  Our workers' compensation and general liability insurance accruals are recorded based on actuarial valuations which are adjusted at least annually based on a review performed by a third-party actuary.  These actuarial valuations are estimates based on our historical loss development factors.  Certain other expenses are estimated and recorded in the periods that management becomes aware of them.  The related accruals are adjusted as management’s estimates change.  Differences in management's estimates and assumptions could result in an accrual materially different from the calculated accrual.  Our experience has been that some of our estimates are too high and others are too low.  Historically, the net total of these differences has not had a material effect on our financial condition or results of operations. Our legal proceedings are described in Item 3 “Legal Proceedings” beginning on page 14 of this Form 10-K.  The outcome of litigation, particularly class or collective action lawsuits, is difficult to assess, quantify or predict.

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

In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded. We believe that our liability for uncertain tax positions is adequate.  For further discussion of our changes in reserves during 2009, see Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements” beginning on page 39 of this Form 10-K.

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

Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on March 23, 2008, April 12, 2009, and will be observed on April 4, 2010.  We believe that the earlier Easter in 2010 could result in a $10.0 million decrease in sales in the first quarter of 2010 as compared to the first quarter of 2009.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, consumer sentiment or inclement weather.

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

Shipping Costs.  Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs.  We can give no assurances as to the final actual rates for 2010, as we are in the early stages of our negotiations.

Minimum Wage. On May 25, 2007, legislation was enacted that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour in July 2009.  As a result, our wages increased in 2009 and will continue to increase through the first half of 2010; however, we believe that we can partially offset the increase in payroll costs through increased productivity and continued efficiencies in product flow to our stores.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and diesel fuel cost changes. We may enter into interest rate or diesel fuel swaps to manage exposure to interest rate and diesel fuel price changes.  We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not hold derivative instruments for trading purposes.

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

To meet this objective, we entered into derivative instruments in the form of interest rate swaps to manage fluctuations in cash flows resulting from changes in the variable-interest rates on a portion of our $250.0 million term loan.  The interest rate swaps reduce the interest rate exposure on these variable-rate obligations.  Under the interest rate swaps, we pay the bank at a fixed-rate and receive variable-interest at a rate approximating the variable-rate on the obligation, thereby creating the economic equivalent of a fixed-rate obligation.  We entered into two $75.0 million interest rate swap agreements in March 2008 to manage the risk associated with the interest rate fluctuations on a portion of our $250.0 million variable rate term loan.

The following table summarizes the financial terms of our interest rate swap agreements and the fair value of the interest rate swaps at January 30, 2010:

Hedging Instrument	Receive Variable	Pay Fixed	Knock-out Rate	Expiration	Fair Value (Liability)
Two $75.0 million interest rate swaps	LIBOR	2.80%	N/A	3/31/11	($4.1 million)

Hypothetically, a 1% change in interest rates results in an approximate $1.5 million change in the amount paid or received under the terms of the interest rate swap agreement on an annual basis.  Due to many factors, management is not able to predict the changes in the fair values of our interest rate swaps.  These fair values are obtained from our outside financial institutions.

Diesel Fuel Cost Risk
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with a third party in the fourth quarter of 2009 for 2.4 million gallons of diesel fuel, or approximately 25% of our fuel needs from May 2010 through January 2011.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation. These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for this derivative will be included directly in earnings. The fair value of these contracts at January 30, 2010 was a liability of $0.2 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	29

Consolidated Statements of Operations for the years ended
January 30, 2010, January 31, 2009 and February 2, 2008	30

Consolidated Balance Sheets as of January 30, 2010 and
January 31, 2009	31

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended January 30, 2010, January 31, 2009 and
February 2, 2008	32

Consolidated Statements of Cash Flows for the years ended
January 30, 2010, January 31, 2009 and February 2, 2008	33

Notes to Consolidated Financial Statements	34

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dollar Tree, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar Tree, Inc.’s  internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia

March 19, 2010

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
(in millions, except per share data)	2010	2009	2008
Net sales	$5,231.2	$4,644.9	$4,242.6
Cost of sales (Note 4)	3,374.4	3,052.7	2,781.5
Gross profit	1,856.8	1,592.2	1,461.1

Selling, general and administrative
expenses (Notes 4, 8 and 9)	1,344.0	1,226.4	1,130.8

Operating income	512.8	365.8	330.3

Interest income	1.9	2.6	6.7
Interest expense (Notes 5 and 6)	(7.1)	(9.3)	(17.2)

Income before income taxes	507.6	359.1	319.8

Provision for income taxes (Note 3)	187.1	129.6	118.5

Net income	$320.5	$229.5	$201.3

Basic net income per share (Note 7)	$3.59	$2.54	$2.10

Diluted net income per share (Note 7)	$3.56	$2.53	$2.09

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$571.6	$364.4
Short-term investments	27.8	-
Merchandise inventories	679.8	675.8
Deferred tax assets (Note 3)	6.2	7.7
Prepaid expenses and other current assets	20.2	25.3
Total current assets	1,305.6	1,073.2

Property, plant and equipment, net (Note 2)	714.3	710.3
Goodwill	133.3	133.3
Deferred tax assets (Note 3)	35.0	33.0
Other assets, net (Note 8)	101.5	85.9

TOTAL ASSETS	$2,289.7	$2,035.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$17.5	$17.6
Accounts payable	219.9	192.9
Other current liabilities (Note 2)	189.9	152.5
Income taxes payable (Note 3)	48.6	46.9
Total current liabilities	475.9	409.9

Long-term debt, excluding current portion (Note 5)	250.0	250.0
Income taxes payable, long-term (Note 3)	14.4	14.7
Other liabilities (Notes 2, 6 and 8)	120.2	107.9

Total liabilities	860.5	782.5

Commitments and contingencies (Notes 3 and 4)

Shareholders' equity (Notes 6, 7 and 9):
Common stock, par value $0.01. 300,000,000 shares
authorized, 87,522,970 and 90,771,397 shares
issued and outstanding at January 30, 2010
and January 31, 2009, respectively	0.9	0.9
Additional paid-in capital	-	38.0
Accumulated other comprehensive income (loss)	(2.4)	(2.6)
Retained earnings	1,430.7	1,216.9
Total shareholders' equity	1,429.2	1,253.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,289.7	$2,035.7

See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009, AND FEBRUARY 2, 2008
				Accumulated
	Common		Additional	Other		Share-
	Stock	Common	Paid-in	Comprehensive	Retained	holders'
(in millions)	Shares	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at February 3, 2007	99.6	$1.0	$-	$0.1	$1,166.6	$1,167.7

Net income for the year ended
February 2, 2008	-	-	-	-	201.3	201.3
Other comprehensive income	-	-	-	-	-	-
Total comprehensive income						201.3
Adoption of tax uncertainty standard	-	-	-	-	(0.6)	(0.6)
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	-	-	3.5	3.5
Exercise of stock options, including
income tax benefit of $13.0 (Notes 3 and 9)	2.7	-	-	-	81.1	81.1
Repurchase and retirement of shares (Note 7)	(12.8)	(0.1)			(472.9)	(473.0)
Stock-based compensation, net (Notes 1 and 9)	0.2	-	-	-	8.4	8.4
Balance at February 2, 2008	89.8	0.9	-	0.1	987.4	988.4

Net income for the year ended
January 31, 2009	-	-	-	-	229.5	229.5
Other comprehensive loss, net of income tax
benefit of $1.7	-	-	-	(2.7)	-	(2.7)
Total comprehensive income						226.8
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1	-	3.6	-	-	3.6
Exercise of stock options, including
income tax benefit of $2.3 (Notes 3 and 9)	0.7	-	20.3	-	-	20.3
Stock-based compensation, net (Notes 1 and 9)	0.2	-	14.1	-	-	14.1
Balance at January 31, 2009	90.8	0.9	38.0	(2.6)	1,216.9	1,253.2

Net income for the year ended
January 30, 2010	-	-	-	-	320.5	320.5
Other comprehensive income	-	-	-	0.2	-	0.2
Total comprehensive income						320.7
Issuance of stock under Employee Stock
Purchase Plan (Note 9)	0.1		1.4		3.1	4.5
Exercise of stock options, including
income tax benefit of $2.0 (Notes 3 and 9)	0.7	-	8.7	-	14.8	23.5
Repurchase and retirement of shares (Note 7)	(4.3)	-	(48.9)	-	(144.2)	(193.1)
Stock-based compensation, net, including
income tax benefit of $1.9 (Notes 1, 3 and 9)	0.2	-	0.8	-	19.6	20.4
Balance at January 30, 2010	87.5	$0.9	$-	$(2.4)	$1,430.7	$1,429.2
See accompanying Notes to Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
(In millions)	2010	2009	2008
Cash flows from operating activities:
Net income	$320.5	$229.5	$201.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	157.8	161.7	159.3
Provision for deferred income taxes	(0.6)	17.0	(46.8)
Stock based compensation expense	21.7	16.7	11.3
Other non-cash adjustments to net income	6.8	7.9	8.0
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(4.0)	(34.6)	(36.2)
Other assets	5.8	27.3	(4.4)
Accounts payable	27.0	(7.5)	2.3
Income taxes payable	2.0	(36.8)	46.9
Other current liabilities	30.5	6.1	8.7
Other liabilities	13.5	15.8	16.9
Net cash provided by operating activities	581.0	403.1	367.3

Cash flows from investing activities:
Capital expenditures	(164.8)	(131.3)	(189.0)
Purchase of short-term investments	(27.8)	(34.7)	(1,119.2)
Proceeds from sale of short-term investments	-	75.2	1,300.5
Purchase of restricted investments	(37.3)	(29.0)	(99.3)
Proceeds from sale of restricted investments	17.4	18.2	90.9
Acquisition of favorable lease rights	-	(0.4)	(6.6)
Net cash used in investing activities	(212.5)	(102.0)	(22.7)

Cash flows from financing activities:
Principal payments under long-term debt and capital lease obligations	(0.4)	(1.2)	(0.6)
Borrowings from revolving credit facility	-	-	362.4
Repayments of revolving credit facility	-	-	(362.4)
Payments for share repurchases	(190.7)	-	(473.0)
Proceeds from stock issued pursuant to stock-based
compensation plans	25.9	21.6	71.6
Tax benefit of exercises/vesting of equity based compensation	3.9	2.3	13.0
Net cash provided by (used in) financing activities	(161.3)	22.7	(389.0)

Net increase (decrease) in cash and cash equivalents	207.2	323.8	(44.4)
Cash and cash equivalents at beginning of year	364.4	40.6	85.0
Cash and cash equivalents at end of year	$571.6	$364.4	$40.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7.1	$9.7	$18.7
Income taxes	$183.5	$140.4	$109.5

Supplemental disclosure of non-cash investing and financing activities:
The Company had no purchases of equipment under capital lease obligations in the year ended January 30, 2010.  Equipment purchased under capital lease obligations was less than $0.1 million and $0.5 million, respectively, in the years ended January 31, 2009 and February 2, 2008.

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
At January 30, 2010, Dollar Tree, Inc. (the Company) owned and operated 3,806 discount variety retail stores.  Approximately 3,650 of these stores sell substantially all items for $1.00 or less.  Substantially all of the remaining stores are Deal$ stores that sell items for $1.00 or less but also sell items for more than $1.00.  The Company's stores operate under the names of Dollar Tree, Deal$ and Dollar Bills.  The Company’s stores average approximately 8,500 selling square feet.

The Company's headquarters and one of its distribution centers are located in Chesapeake, Virginia.  The Company also operates distribution centers in Mississippi, Illinois, California, Pennsylvania, Georgia, Oklahoma, Utah and Washington.  The Company's stores are located in all 48 contiguous states and the District of Columbia.  The Company's merchandise includes food, household consumables and products, party goods, health and beauty care, candy, toys, seasonal goods, stationery and other consumer items.  Approximately 40% to 45% of the Company's merchandise is imported, primarily from China.

Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to “2009” or “Fiscal 2009,” “2008” or “Fiscal 2008,” and “2007” or “Fiscal 2007,” relates to as of or for the years ended January 30, 2010, January 31, 2009, and February 2, 2008, respectively.

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

Cash and Cash Equivalents
Cash and cash equivalents at January 30, 2010 and January 31, 2009 includes $506.8 million and $336.1 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

Short-Term Investments
The Company’s short-term investments at January 30, 2010 were $27.8 million.  These investments consisted primarily of government-sponsored municipal bonds.  These investments were classified as available for sale and were recorded at fair value, which approximates cost.  The government-sponsored municipal bonds can be converted into cash on the dates that the interest rates for these bonds reset, which is typically weekly or monthly, depending on terms of the underlying agreement.

Merchandise Inventories
Merchandise inventories at the distribution centers are stated at the lower of cost or market, determined on a weighted average cost basis.  Cost is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $27.4 million and $26.9 million at January 30, 2010 and January 31, 2009, respectively.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 to 40 years
Furniture, fixtures and equipment	3 to 15 years

Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or the committed terms of the related leases, whichever is shorter.  Amortization is included in "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Costs incurred related to software developed for internal use are capitalized and amortized generally over three years.

Goodwill
Goodwill is not amortized, but rather tested for impairment at least annually. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2009 and determined that no impairment loss existed.

Other Assets, Net
Other assets, net consists primarily of restricted investments and intangible assets.  Restricted investments were $78.4 million and $58.5 million at January 30, 2010 and January 31, 2009, respectively and were purchased to collateralize long-term insurance obligations.  These investments consist primarily of government-sponsored municipal bonds, similar to the Company’s short-term investments and money market securities.  These investments are classified as available for sale and are recorded at fair value, which approximates cost. Intangible assets primarily include favorable lease rights with finite useful lives and are amortized over their respective estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2009, 2008 and 2007, the Company recorded charges of $1.3 million, $1.2 million and $0.8 million, respectively, to write down certain assets.  These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Financial Instruments
The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and diesel fuel costs.  By entering into receive-variable, pay-fixed interest rate and diesel fuel swaps, the Company limits its exposure to changes in variable interest rates and diesel fuel prices.  The Company is exposed to credit-related losses in the event of non-performance by the counterparty to these instruments.  However, these swaps are in a net liability position as of January 30, 2010, therefore no credit risk exists as of that date.  Interest rate or diesel fuel cost differentials paid or received on the swaps are recognized as adjustments to interest and freight expense, respectively, in the period earned or incurred.  The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis.  The interest rate swaps that qualify for hedge accounting are recorded at fair value in the accompanying consolidated balance sheets as a component of “other liabilities” (note 6).  Changes in the fair value of these interest rate swaps are recorded in “accumulated other comprehensive loss”, net of tax, in the accompanying consolidated balance sheets.  The Company entered into diesel fuel swaps in the fourth quarter of 2009 that do not qualify for hedge accounting.  The fair value of this interest rate swap is recorded in the accompanying consolidated balance sheets as a component of “other liabilities” (note 6).

Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (FASB) released new guidance  which delayed the effective date to value all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) until the first quarter of 2009.  The adoption of the new guidance did not have a significant impact on the Consolidated Financial Statements.

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

The Company’s cash and cash equivalents, short-term investments, restricted investments and interest rate and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 30, 2010.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents, short-term investments and restricted investments was $571.6 million, $27.8 million and $78.4 million, respectively at January 30, 2010.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the swaps as of January 30, 2010 was a liability of $4.3 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

The carrying value of the Company's long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company recorded an impairment charge of $1.3 million in fiscal 2009 to reduce certain store assets to their estimated fair value.  The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.  There were no other changes related to level 3 assets.

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

Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "selling, general and administrative expenses" on the accompanying consolidated statements of operations.  Advertising costs approximated $8.3 million, $6.6 million and $8.4 million for the years ended January 30, 2010, January 31, 2009, and February 2, 2008, respectively.

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

Stock-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values.  Total stock-based compensation expense for 2009, 2008 and 2007 was $21.7 million, $16.7 million and $11.3 million, respectively.

The Company recognizes expense related to the fair value of stock options and restricted stock units (RSUs) over the requisite service period on a straight-line basis.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of grant.

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

NOTE 2 - BALANCE SHEET COMPONENTS

Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 30, 2010 and January 31, 2009 consists of the following:

	January 30,	January 31,
(in millions)	2010	2009

Land	$29.4	$29.4
Buildings	180.2	181.9
Leasehold improvements	634.2	590.9
Furniture, fixtures and equipment	895.5	856.0
Construction in progress	55.5	22.4

Total property, plant and equipment	1,794.8	1,680.6

Less: accumulated depreciation	1,080.5	970.3

Total property, plant and equipment, net	$714.3	$710.3

Depreciation expense was $157.8 million, $161.1 million and $158.5 million for the years ended January 30, 2010, January 31, 2009, and February 2, 2008, respectively.

Other Current Liabilities
Other current liabilities as of January 30, 2010 and January 31, 2009 consist of accrued expenses for the following:

	January 30,	January 31,
(in millions)	2010	2009

Compensation and benefits	$71.3	$49.9
Taxes (other than income taxes)	26.7	22.3
Insurance	27.4	30.3
Other	64.5	50.0

Total other current liabilities	$189.9	$152.5

Other Long-Term Liabilities

Other long-term liabilities as of January 30, 2010 and January 31, 2009 consist of the following:

	January 30,	January 31,
(in millions)	2010	2009

Deferred rent	$69.3	$62.3
Insurance	38.5	31.1
Other	12.4	14.5

Total other long-term liabilities	$120.2	$107.9

NOTE 3 - INCOME TAXES

Total income taxes were allocated as follows:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
(in millions)

Income from continuing operations	$187.1	$129.6	$118.5
Accumulated other comprehensive income(loss)
marking derivative financial instruments
to fair value	0.1	(1.7)	-
Stockholders' equity, tax benefit on
exercises/vesting of equity based
compensation	(3.9)	(2.3)	(13.0)
	$183.3	$125.6	$105.5

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
(in millions)	2010	2009	2008
Federal - current	$160.2	$91.9	$147.5
State - current	27.5	20.7	17.8
Total current	187.7	112.6	165.3

Federal - deferred	(0.4)	15.4	(39.4)
State - deferred	(0.2)	1.6	(7.4)
Total deferred	(0.6)	17.0	(46.8)

Provision for income taxes	$187.1	$129.6	$118.5

Included in current tax expense for the years ended January 30, 2010 and January 31, 2009, are amounts related to uncertain tax positions associated with temporary differences.

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax
benefit	3.3	3.0	2.9
Other, net	(1.4)	(1.9)	(0.8)
Effective tax rate	36.9%	36.1%	37.1%

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

	January 30,	January 31,
	2010	2009
(in millions)
Deferred tax assets:
Accrued expenses	$41.3	$39.2
Property and equipment	11.3	12.3
State tax net operating losses and credit
carryforwards, net of federal benefit	6.7	5.4
Accrued compensation expense	22.1	14.9
Other	1.6	1.7
Total deferred tax assets	83.0	73.5
Valuation allowance	(6.1)	(4.9)
Deferred tax assets, net	76.9	68.6

Deferred tax liabilities:
Goodwill	(15.1)	(13.5)
Prepaid expenses	(7.0)	(10.4)
Inventory	(13.6)	(4.0)
Total deferred tax liabilities	(35.7)	(27.9)

Net deferred tax asset	$41.2	$40.7

A valuation allowance of $6.1 million, net of Federal tax benefits, has been provided principally for certain state credit carryforwards and net operating losses.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.

The company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2009 tax year and will participate for 2010.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  Our federal tax returns have been examined and all issues have been settled through 2007.  IRS is currently examining the 2008 tax return.   In addition, several states completed their examination of fiscal years prior to 2005.  In general, fiscal years 2006 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2005 for some states.

The balance for unrecognized tax benefits at January 30, 2010, was $14.4 million.  The total amount of unrecognized tax benefits at January 30, 2010, that, if recognized, would affect the effective tax rate was $9.6 million (net of the federal tax benefit).  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended January 30, 2010:

(in millions)
Balance at January 31, 2009	$14.7
Additions, based on tax positions related to current year	0.2
Additions for tax positions of prior years	1.4
Reductions for tax positions of prior years	(1.0)
Settlements	(0.4)
Lapses in statute of limitations	(0.5)
Balance at January 30, 2010	$14.4

During fiscal 2009, the Company accrued potential interest of $0.8 million, related to these unrecognized tax benefits.  No potential penalties were accrued during 2009 related to the unrecognized tax benefits.  As of January 30, 2010, the Company has recorded a liability for potential penalties and interest of $0.1 million and $3.0 million, respectively.

It is possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months.  At this point it is not possible to estimate a range associated with these audits.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
Future minimum lease payments under noncancelable stores and distribution center operating leases are as follows:

(in millions)
2010	$372.8
2011	326.9
2012	269.3
2013	202.7
2014	140.2
Thereafter	206.8
Total minimum lease payments	$1,518.7

The above future minimum lease payments include amounts for leases that were signed prior to January 30, 2010 for stores that were not open as of January 30, 2010.

Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $2.8 million under operating leases.

Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
(in millions)	2010	2009	2008

Minimum rentals	$349.9	$323.9	$295.4
Contingent rentals	1.0	(0.3)	1.2

Non-Operating Facilities
The Company is responsible for payments under leases for certain closed stores. A facility is considered abandoned on the date that the Company ceases to use it.  On this date, the Company records an expense for the present value of the total remaining costs for the abandoned facility reduced by any actual or probable sublease income.  Due to the uncertainty regarding the ultimate recovery of the future lease and related payments, the Company recorded charges of $0.1 million, $0.6 million and $0.1 million in 2009, 2008 and 2007, respectively.

Related Parties
The Company leases properties for six of its stores from partnerships owned by related parties.  The total rental payments related to these leases were $0.5 million for each of the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.  Total future commitments under related party leases are $2.5 million.

Freight Services
The Company has contracted outbound freight services from various contract carriers with contracts expiring through fiscal 2013.  The total amount of these commitments is approximately $296.2 million, of which approximately $99.2 million is committed in 2010, $85.8 million is committed in 2011, $84.3 million is committed in 2012 and $26.9 million is committed in 2013.

Technology Assets
The Company has commitments totaling approximately $2.4 million to purchase store technology assets for its stores during 2010.

Letters of Credit
In March 2001, the Company entered into a Letter of Credit Reimbursement and Security Agreement.  The agreement provides $121.5 million for letters of credit.  In December 2004, the Company entered into an additional Letter of Credit Reimbursement and Security Agreement, which provides $50.0 million for letters of credit.  Letters of credit under both of these agreements are generally issued for the routine purchase of imported merchandise and approximately $101.8 million was committed to these letters of credit at January 30, 2010.  As discussed in Note 5, the Company has $150.0 million of available letters of credit included in the $550.0 million Unsecured Credit Agreement (the Agreement) entered into on February 20, 2008.  As of January 30, 2010, there were no letters of credit committed under the Agreement.

The Company also has approximately $15.0 million in stand-by letters of credit that serve as collateral for its self-insurance programs and expire in fiscal 2010.

Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores.  The total amount of the commitment is approximately $2.4 million, which is committed through various dates through fiscal 2011.

Contingencies
In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) notice to be sent to all store managers employed for the three years immediately preceding the filing of the suit.  Approximately 500 individuals are included in the collective action.  The Court presently has before it the Company’s motion to decertify the collective action together with the briefs of the parties.  If the motion is denied and the case proceeds as a collective action, it is scheduled for trial in the summer of 2010. The Company is vigorously defending itself in this matter.

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004, and a class of approximately 720 individuals exists.  Following discovery, which is on-going, the Company anticipates it will seek to decertify the class.  No trial date has been scheduled.  The Company is vigorously defending itself in this matter.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs there are now approximately 340 opt in plaintiffs.  The Company expects that the Court will consider a motion by the Company to decertify the collective action later in 2010.  In October 2009, 34 plaintiffs, most of whom are opt-in plaintiffs in the Alabama action, filed a new class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  Subsequent to year end, the case was dismissed with prejudice.  At this date, the plaintiffs have a right of appeal to the U.S. Court of Appeals for the Fourth Circuit.

The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on its results of operations for the period in which they are resolved.

NOTE 5 - LONG-TERM DEBT

Long-term debt at January 30, 2010 and January 31, 2009 consists of the following:

	January 30,	January 31,
(in millions)	2010	2009

$550.0 million Unsecured Credit Agreement,
interest payable monthly at LIBOR,
plus 0.50%, which was 0.74% at
January 30, 2010, principal payable upon
expiration of the facility in February 2013	$250.0	$250.0

Demand Revenue Bonds, interest payable monthly
at a variable rate which was 0.25% at
January 30, 2010, principal payable on
demand, maturing June 2018	17.5	17.6

Total long-term debt	$267.5	$267.6

Less current portion	17.5	17.6

Long-term debt, excluding current portion	$250.0	$250.0

Maturities of long-term debt are as follows: 2010 - $17.5 million and 2013 - $250.0 million.

Unsecured Credit Agreement
On February 20, 2008, the Company entered into the Agreement which provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility is based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 30, 2010, we had the $250.0 million term loan outstanding under the Agreement and no amounts outstanding under the $300.0 million revolving line of credit.

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Hedging Derivatives
On March 20, 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment and expire in March 2011.  The fair value of these swaps as of January 30, 2010 was a liability of $4.1 million.

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with a third party in the fourth quarter of 2009 for 2.4 million gallons of diesel fuel, or approximately 25% of our fuel needs from May 2010 through January 2011.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation. These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives will be included directly into earnings.  The fair value of these contracts at January 30, 2010 was a liability of $0.2 million.

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at January 30, 2010 and January 31, 2009.

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 2,
(in millions, except per share data)	2010	2009	2008
Basic net income per share:
Net income	$320.5	$229.5	$201.3
Weighted average number of shares
outstanding	89.4	90.3	95.9

Basic net income per share	$3.59	$2.54	$2.10

Diluted net income per share:
Net income	$320.5	$229.5	$201.3
Weighted average number of shares
outstanding	89.4	90.3	95.9
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.6	0.5	0.5
Weighted average number of shares and
dilutive potential shares outstanding	90.0	90.8	96.4

Diluted net income per share	$3.56	$2.53	$2.09

At January 30, 2010, less than 0.1 million stock options are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.  At January 31, 2009 and February 2, 2008, 0.5 million, and 0.4 million stock options, respectively are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

Share Repurchase Programs

The Company repurchased approximately 4.3 million shares for approximately $193.1 million in fiscal 2009.  Less than 0.1 million shares totaling $2.4 million had not settled as of January 30, 2010 and these amounts have been accrued in the accompanying consolidated balance sheets as of January 30, 2010.  The Company repurchased approximately 12.8 million shares for approximately $473.0 million in fiscal 2007.  The Company had no share repurchases in fiscal 2008.  At January 30, 2010, the Company had approximately $260.6 million remaining under Board authorization.

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

Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated statements of operations were as follows:

Year Ended January 30, 2010	$30.4 million
Year Ended January 31, 2009	21.6 million
Year Ended February 2, 2008	19.0 million

Eligible employees hired prior to January 1, 2007 are immediately vested in the Company’s profit sharing contributions.  Eligible employees hired on or subsequent to January 1, 2007 vest in the Company’s profit sharing contributions based on the following schedule:

• 20% after two years of service
• 40% after three years of service
• 60% after four years of service
• 100% after five years of service

All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.

Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals were approximately $1.8 million and $1.5 million, respectively, at January 30, 2010 and January 31, 2009, and are included in "other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "other assets, net" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended January 30, 2010, January 31, 2009, or February 2, 2008.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

At January 30, 2010, the Company has eight stock-based compensation plans.  Each plan and the accounting method are described below.

Fixed Stock Option Compensation Plans
Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 1,047,264 shares of Common Stock in 1993 and 1,048,289 shares in 1994.  Options granted under the SOP have an exercise price of $0.86 and are fully vested at the date of grant.

Under the 1995 Stock Incentive Plan (SIP), the Company granted options to its employees for the purchase of up to 12.6 million shares of Common Stock.  The exercise price of each option equaled the market price of the Company's stock at the date of grant, unless a higher price was established by the Board of Directors, and an option's maximum term is 10 years.  Options granted under the SIP generally vested over a three-year period.  This plan was terminated on July 1, 2003 and replaced with the Company’s 2003 Equity Incentive Plan (EIP).

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

The Executive Officer Equity Incentive Plan (EOEP) is available only to the Chief Executive Officer and certain other executive officers.  These officers no longer receive awards under the EIP.  The EOEP allows the Company to grant the same type of equity awards as does the EIP.  These awards generally vest over a three-year period, with a maximum term of 10 years.

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

Stock Options
In 2008 and 2007, the Company granted a total of 0.5 million and 0.4 million service based stock options from the EIP, EOEP and the NEDP, respectively.  In 2009, the Company granted less than 0.1 million service based stock options from these plans.  The fair value of all of these options is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  All options granted to directors vest immediately and are expensed on the grant date.  During 2009, 2008 and 2007, the Company recognized $3.7 million, $4.7 million and $2.7 million, respectively of expense related to service based stock option grants.  As of January 30, 2010, there was approximately $3.3 million of total unrecognized compensation expense related to these stock options which is expected to be recognized over a weighted average period of 15 months.

In 2008, the Company granted 0.1 million stock options from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2008 and future service of these officers through fiscal 2009.  The Company met these performance targets in fiscal 2008; therefore, the fair value of these stock options of $1.0 million was expensed over the service period.  The Company recognized $0.5 million of expense on these stock options in 2009 and in 2008.  The fair value of these stock options was determined using the Company’s closing stock price on the grant date.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The weighted average assumptions used in the Black-Scholes option pricing model for grants in 2009, 2008 and 2007 are as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected term in years	6.0	6.0	6.0
Expected volatility	43.6%	45.7%	28.4%
Annual dividend yield	-	-	-
Risk free interest rate	2.0%	2.8%	4.5%
Weighted average fair value of options
granted during the period	$20.76	$13.45	$14.33
Options granted	15,939	558,293	386,490

The following tables summarize the Company's various option plans and information about options outstanding at January 30, 2010 and changes during the year then ended.

Stock Option Activity

	January 30, 2010
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)

Outstanding, beginning of period	1,942,616	$29.41
Granted	15,939	43.97
Exercised	(700,803)	30.68
Forfeited	(30,913)	25.50
Outstanding, end of period	1,226,839	$29.00	5.6	$25.1

Options vested and expected to vest
at January 30, 2010	1,199,882	$29.05	5.6	$24.6

Options exercisable at end of period	741,484	$28.06	4.1	$15.9

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at January 30,	Remaining	Exercise	at January 30,	Exercise
Prices	2010	Contractual Life	Price	2010	Price

$0.86	1,116	N/A	$ 0.86	1,116	$ 0.86
$10.99 to $21.28	150,568	2.8	19.57	150,568	19.57
$21.29 to $29.79	615,637	6.4	26.12	293,125	25.85
$29.80 to $43.56	445,677	5.2	35.67	290,991	34.43
$43.56 to $48.36	13,841	9.3	44.68	5,684	46.65

$0.86 to $48.36	1,226,839	6.4	$ 29.00	741,484	$ 28.06

The intrinsic value of options exercised during 2009, 2008 and 2007 was approximately $11.0 million, $7.2 million and $32.8 million, respectively.

Restricted Stock
The Company granted 0.4 million, 0.4 million and 0.3 million service based RSUs, net of forfeitures in 2009, 2008 and 2007, respectively, from the EIP and the EOEP to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $12.8 million, $9.5 million and $7.7 million of expense related to these RSUs during 2009, 2008 and 2007.  As of January 30, 2010, there was approximately $15.9 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted average period of 20 months.

In 2009, the Company granted 0.2 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2009 and future service of these officers through fiscal 2010.  The Company met these performance targets in fiscal 2009; therefore, the fair value of these RSUs of $6.4 million is being expensed over the service period.  The Company recognized $2.7 million of expense on these RSUs in 2009.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

In 2008, the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2008 and future service of these officers through fiscal 2009.  The Company met these performance targets in fiscal 2008; therefore, the fair value of these RSUs of $2.3 million was expensed over the service period.  The Company recognized $1.1 million and $1.2 million of expense on these RSUs in 2009 and 2008, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

The following table summarizes the status of RSUs as of January 30, 2010, and changes during the year then ended:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Nonvested at January 31, 2009	747,493	$30.13
Granted	566,950	43.31
Vested	(308,744)	31.20
Forfeited	(42,251)	36.19
Nonvested at January 30, 2010	963,448	$37.29

In connection with the vesting of RSUs in 2009, 2008 and 2007, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $4.8 million, $2.6 million and $2.9 million, respectively.  The total fair value of the restricted shares vested during the years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $9.6 million, $8.0 million and $8.2 million, respectively.

Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 1,759,375 shares of common stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 1,333,000 shares as of January 30, 2010.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Expected term	3 months	3 months	3 months
Expected volatility	17.4%	25.6%	16.3%
Annual dividend yield	-	-	-
Risk free interest rate	1.8%	3.8%	4.4%

The weighted average per share fair value of those purchase rights granted in 2009, 2008 and 2007 was $7.78, $5.89 and $5.74, respectively.  Total expense recognized for these purchase rights was $0.9 million, $0.8 million and $0.9 million in 2009, 2008 and 2007, respectively.

NOTE 10 – SUBSEQUENT EVENT

   As noted in footnote 1, the Company assigns cost to store inventories using the retail inventory method, determined on a weighted average cost basis. Since inception through fiscal 2009, the Company used one inventory pool for this calculation. Over the years, we have invested in our retail technology systems, which has allowed us to refine our estimate of inventory cost under the retail method. On January, 31, 2010, the first day of fiscal 2010, the Company began using approximately 30 inventory pools in its retail inventory calculation.  As a result of this change, the Company will record a non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26 million in the first quarter of 2010.  This is a prospective change and will not have any effect on prior periods.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2009 and 2008.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter

Fiscal 2009:
Net sales	$1,201.1	$1,222.8	$1,248.7	$1,558.6
Gross profit	$415.4	$421.8	$441.2	$578.4
Operating income	$97.6	$89.2	$107.6	$218.4
Net income	$60.4	$56.9	$68.2	$135.0
Diluted net income per share	$0.66	$0.63	$0.76	$1.52
Stores open at end of quarter	3,667	3,717	3,803	3,806
Comparable store net sales change	9.2%	6.8%	6.5%	6.6%

Fiscal 2008:
Net sales	$1,051.3	$1,093.1	$1,114.0	$1,386.5
Gross profit	$356.5	$363.1	$379.4	$493.2
Operating income	$69.7	$61.6	$69.3	$165.2
Net income	$43.6	$37.6	$43.1	$105.2
Diluted net income per share	$0.48	$0.42	$0.47	$1.15
Stores open at end of quarter	3,474	3,517	3,572	3,591
Comparable store net sales change	2.1%	6.5%	6.2%	2.2%

(1) Easter was observed on April 12, 2009 and March 23, 2008

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

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 30, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management has concluded that, as of January 30, 2010, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears below.

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

We have audited Dollar Tree, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dollar Tree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dollar Tree, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 30, 2010, and our report dated March 19, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia
March 19, 2010

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 17, 2010 (Proxy Statement), under the caption "Information concerning Nominees, Directors and Executive Officers.”

Information set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.

Information set forth in the Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee” with respect to our audit committee financial expert required by this Item is incorporated herein by reference.

The information concerning our code of ethics required by this Item is incorporated by reference to the Proxy Statement, under the caption "Code of Ethics."

Item 11. EXECUTIVE COMPENSATION

Information set forth in the Proxy Statement under the caption "Compensation of Executive Officers," with respect to executive compensation, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the Proxy Statement under the caption “Equity Compensation Plan Information.”

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

The information concerning the independence of our directors required by this Item is incorporated by reference to the Proxy Statement under the caption “Corporate Governance and Director Independence - Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth in the Proxy Statement under the caption "Our Principal Accountants," is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as part of this report:
1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 28 of this Form 10-K.

2.
Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits, on page 55 of this Form 10-K, are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE: March 19, 2010	By: /s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 19, 2010

/s/ Bob Sasser
Bob Sasser	Director, President and	March 19, 2010
Chief Executive Officer
(principal executive officer)

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Lead Director	March 19, 2010

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	March 19, 2010

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 19, 2010

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 19, 2010

/s/ H. Ray Compton
H. Ray Compton	Director	March 19, 2010

/s/ Conrad M. Hall		March 19, 2010
Conrad M. Hall	Director

/s/ Richard G. Lesser
Richard G. Lesser	Director	March 19, 2010

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 19, 2010

/s/ Kevin S. Wampler	Chief Financial Officer
Kevin S. Wampler	(principal financial and	March 19, 2010
accounting officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 19, 2010

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 19, 2010

Index to Exhibits

3.       Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 23, 2008) (Exhibit 3.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s January 14, 2010 Current Report on Form 8-K, incorporated herein by this reference)

4.       Instruments Defining the Rights of Security Holders
4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

21.           Subsidiaries of the Registrant

21.1	Subsidiaries

23.           Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm

31.     Certifications required under Section 302 of the Sarbanes-Oxley Act
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.     Statements under Section 906 of the Sarbanes-Oxley Act
32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer