Form 10-Q
period 2010-05-01
DOLLAR TREE INC
filed 2010-05-20
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2010
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

As of May 14, 2010, there were 84,823,304 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In millions, except per share data)	2010	2009

Net sales	$1,352.6	$1,201.1
Cost of sales, excluding non-cash
beginning inventory adjustment	876.1	785.7
Non-cash beginning inventory adjustment	26.3	-
Gross profit	450.2	415.4

Selling, general and administrative
expenses	347.6	317.8

Operating income	102.6	97.6

Interest expense, net	1.4	0.8
Other income	(0.9)	-

Income before income taxes	102.1	96.8

Provision for income taxes	38.5	36.4

Net income	$63.6	$60.4

Net income per share:
Basic	$0.74	$0.67
Diluted	$0.73	$0.66

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 1,	January 30,	May 2,
(In millions)	2010	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$338.6	$571.6	$355.2
Short-term investments	51.5	27.8	-
Merchandise inventories	707.7	679.8	688.2
Other current assets	47.0	26.4	65.8
Total current assets	1,144.8	1,305.6	1,109.2

Property, plant and equipment, net	719.4	714.3	705.0
Goodwill	133.3	133.3	133.3
Deferred tax assets	43.5	35.0	41.5
Other assets, net	101.7	101.5	84.7

Total Assets	$2,142.7	$2,289.7	$2,073.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17.5	$17.5	$17.6
Accounts payable	258.6	219.9	208.6
Other current liabilities	154.4	189.9	145.3
Income taxes payable	37.7	48.6	42.9
Total current liabilities	468.2	475.9	414.4

Long-term debt, exluding current portion	250.0	250.0	250.0
Income taxes payable, excluding current portion	15.0	14.4	15.0
Other liabilities	116.5	120.2	112.8

Total liabilities	849.7	860.5	792.2

Commitments and contingencies

Shareholders' equity	1,293.0	1,429.2	1,281.5

Total Liabilities and Shareholders' Equity	$2,142.7	$2,289.7	$2,073.7

Common shares outstanding	84.8	87.5	90.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(In millions)	2010	2009
Cash flows from operating activities:
Net income	$63.6	$60.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39.3	38.8
Other non-cash adjustments to net income	26.3	2.0
Changes in operating assets and liabilities	(93.4)	(46.6)
Net cash provided by operating activities	35.8	54.6

Cash flows from investing activities:
Capital expenditures	(45.1)	(34.1)
Purchase of short-term investments	(29.0)	-
Proceeds from sales of short-term investments	5.4	-
Purchase of restricted investments	(36.4)	(0.1)
Proceeds from sales of restricted investments	36.4	-
Net cash used in investing activities	(68.7)	(34.2)

Cash flows from financing actvities:
Payments for share repurchases	(220.8)	(39.6)
Proceeds from stock issed pursuant to stock-based
compensation plan	13.3	9.3
Tax benefit of stock-based compensation	7.5	0.8
Other	(0.1)	(0.1)
Net cash used in financing activities	(200.1)	(29.6)

Net decrease in cash and cash equivalents	(233.0)	(9.2)
Cash and cash equivalents at beginning of period	571.6	364.4
Cash and cash equivalents at end of period	$338.6	$355.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1.6	$2.2
Income taxes	$49.4	$44.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 30, 2010 contained in the Company’s Annual Report on Form 10-K filed March 19, 2010.  The results of operations for the 13 weeks ended May 1, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2011.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 1, 2010 and May 2, 2009 and the results of its operations and cash flows for the periods presented.  The January 30, 2010 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. MERCHANDISE INVENTORIES

The Company assigns cost to store inventories using the retail inventory method, determined on a weighted average cost basis. Since inception through fiscal 2009, the Company used one inventory pool for this calculation. Over the years, the Company has invested in retail technology systems, that has allowed it to refine the estimate of inventory cost under the retail method. On January 31, 2010, the first day of fiscal 2010, the Company began using approximately thirty inventory pools in its retail inventory calculation.  As a result of this change, the Company recorded a non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26.3 million in the first quarter of 2010.  This is a prospective change and will not have any effect on prior periods. This change in estimate to include thirty inventory pools in the retail method calculation is preferable to using one pool in the calculation as this will give the Company a more accurate estimate of cost of store level inventories.

3. FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, short-term investments, restricted investments and interest rate and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 1, 2010.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents, short-term investments and restricted investments was $338.6 million, $51.5 million and $78.4 million, respectively at May 1, 2010.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the interest rate swaps as of May 1, 2010 was a liability of $3.2 million and the fair value of the diesel fuel swaps as of May 1, 2010 was an asset of $0.7 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves.

The carrying value of the Company’s long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  There were no changes in fair value related to these assets during the first quarter of 2010.

4. INCOME TAXES

During the first quarter of 2010, the Company adjusted its balance of unrecognized tax benefits primarily as a result of recording accrued interest on uncertain tax liabilities and additional reserves.  Accordingly, “Income taxes payable, excluding current portion” was increased by $0.6 million.  The total amount of unrecognized tax benefits at May 1, 2010, that, if recognized would affect the effective tax rate was $9.95 million (net of federal tax benefit).

5. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended
	May 1,	May 2,
(In millions, except per share data)	2010	2009
Basic net income per share:
Net income	$63.6	$60.4
Weighted average number of
shares outstanding	86.2	90.5
Basic net income per share	$0.74	$0.67

Diluted net income per share:
Net income	$63.6	$60.4
Weighted average number of
shares outstanding	86.2	90.5
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.6	0.6
Weighted average number of shares and
dilutive potential shares outstanding	86.8	91.1
Diluted net income per share	$0.73	$0.66

For the 13 weeks ended May 1, 2010 and May 2, 2009, less than 0.1 million and approximately 0.1 million stock options, respectively were not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effect would be anti-dilutive.

6. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $7.1 million and $5.4 million, during the 13 weeks ended May 1, 2010 and May 2, 2009, respectively.

The Company granted approximately 0.4 million service-based RSUs from the Equity Incentive Plan (EIP) and the Executive Officer Equity Incentive Plan (EOEP) to employees and officers in the 13 weeks ended May 1, 2010.  The estimated $24.0 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $2.0 million of expense related to these RSUs for the 13 weeks ended May 1, 2010.

In fiscal 2010 the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2010.  If the Company meets these performance targets in fiscal 2010, then the RSUs will vest ratably over three years, ending April 1, 2013.  The Company recognized $0.5 million of expense related to these RSUs in the 13 weeks ended May 1, 2010.

The Company recognized $3.4 million of expense related to RSUs granted prior to fiscal 2010 in the 13 weeks ended May 1, 2010.  For the 13 weeks ended May 2, 2009, the Company recognized $3.9 million of expense related to RSUs.

In the 13 weeks ended May 1, 2010, approximately 0.5 million RSUs vested and approximately 0.3 million shares, net of taxes were issued.  During the 13 weeks ended May 2, 2009, approximately 0.3 million RSUs vested and approximately 0.2 million shares, net of taxes were issued.

7. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording the interest rate swaps entered into in March 2008 at fair value.  The following table provides a reconciliation of Net income to Total comprehensive income:

	13 Weeks Ended
	May 1,	May 2,
(In millions)	2010	2009

Net income	$63.6	$60.4

Fair value adjustment-derivative
cash flow hedging instrument	0.8	(0.4)
Income tax (expense) benefit	(0.3)	0.1
Fair value adjustment, net of tax	0.5	(0.3)

Total comprehensive income	$64.1	$60.1

Share Repurchase Program
On March 19, 2010, the Company entered into an agreement to repurchase $200.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR).  The entire $200.0 million is subject to a “collar” agreement.  Under this agreement, the Company initially received 3.1 million shares through March 31, 2010, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that can be received under the agreement is 3.5 million.  The number of shares is determined based on the weighted average market price of the Company’s common stock, less a discount, during a specified period of time.  The repurchase period ranges from one and one-half to four months following a two week maximum hedge completion period. The weighted average market price through May 1, 2010 as defined in the “collared” agreement was $58.05.  Therefore, if the transaction had settled on May 1, 2010, the Company would have received an additional 0.4 million shares under the “collared” agreement.  Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive.  Based on the hedge period reference price of $59.42, there is approximately $18.2 million of the $200.0 million related to the agreement, as of May 1, 2010, that is recorded as a reduction to shareholders’ equity pending final settlement of the agreement.

The Company also repurchased approximately 0.4 million additional shares of common stock for approximately $18.4 million during the 13 weeks ended May 1, 2010.  The Company repurchased approximately 1.1 million shares of common stock for approximately $42.7 million during the 13 weeks ended May 2, 2009.  The Company also had less than 0.1 million shares totaling $2.4 million that were accrued as share repurchases at January 30, 2010 that settled during the 13 weeks ended May 1, 2010.  At May 1, 2010 the Company had approximately $42.2 million remaining under Board authorization.

8. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) notice to be sent to all store managers employed for the three years immediately preceding the filing of the suit.  Approximately 500 individuals are included in the collective action.  The Court presently has before it the Company’s motion to decertify the collective action together with the briefs of the parties.  On May 6, 2010, the Court, on its own motion, continued the case from its July 2010 trial date.  No new trial date has been scheduled.  The Company is vigorously defending itself in this matter.

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004, and a class of approximately 720 individuals exists.  Following discovery, which is on-going, the Company will seek to decertify the class.  If that motion is denied, the case is scheduled to proceed to trial in March of 2011. The Company is vigorously defending itself in this matter.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs and there are now approximately 340 opt-in plaintiffs.  The Company expects that the Court will consider a motion by the Company to decertify the collective action later in 2010. In October 2009, 34 plaintiffs, most of whom are opt-in plaintiffs in the Alabama action, filed a new class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII. On March 11, 2010, the case was dismissed with prejudice.  Plaintiffs have filed a motion requesting the Court to alter, amend and vacate its dismissal Order.  This motion has been briefed by the parties and awaits the Court’s ruling.

The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on its results of operations for the period in which they are resolved.

9. SUBSEQUENT EVENT

In May 2010, the Company entered into additional fuel derivative contracts with a third party for approximately 3.2 million gallons of diesel fuel, or approximately 33% of its fuel needs from August 2010 through April 2011. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives will be included in earnings.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	costs of pending and possible future legal claims;

•	the average size of our stores and their performance compared with other store sizes;

•	the effect of the continued shift in merchandise mix to include more consumables and the continued roll-out of frozen and refrigerated merchandise on gross profit margin and sales;

•	the effect on quarterly gross profit of using the new retail inventory calculation;

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 19, 2010.  Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	Our profitability is especially vulnerable to cost increases.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	We could encounter disruptions or additional costs in receiving and distributing merchandise.

•	We may be unable to expand our square footage as timely and profitably as planned.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Our sales and profits rely on directly and indirectly imported merchandise which may increase in cost or become unavailable.

•	A downturn in economic conditions could adversely affect our sales.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors, including competition for merchandise, may reduce our sales and profits.

•	The price of our common shares as traded on the Nasdaq Global Select Market may be volatile.

•	Certain provisions in our articles of incorporation and bylaws could delay or discourage a takeover attempt.

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

At May 1, 2010 we operated 3,874 stores in 48 states, with 33.0 million selling square feet compared to 3,667 stores with 31.0 million selling square feet at May 2, 2009.  During the 13 weeks ended May 1, 2010, we opened 74 stores, expanded 34 stores and closed 6 stores, compared to 79 stores opened, 25 stores expanded and 3 stores closed during the 13 weeks ended May 2, 2009.  In each of the 13 weeks ended May 1, 2010 and May 2, 2009, we added approximately 0.7 million selling square feet, of which approximately 0.1 million was added in each period through expanding existing stores.  The average size of stores opened during the 13 weeks ended May 1, 2010 was approximately 8,500 selling square feet.  We believe that this size store is our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended May 1, 2010, comparable store net sales increased 6.5% due to increased traffic and increased average ticket.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended May 1, 2010, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At May 1, 2010, we had frozen and refrigerated merchandise in approximately 1,560 stores compared to approximately 1,320 stores at May 2, 2009.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we now accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 2,990 qualified stores compared to approximately 2,270 stores at May 2, 2009.

We assign cost to store inventories using the retail inventory method, determined on a weighted average cost basis. Since inception through fiscal 2009, we used one inventory pool for this calculation. Over the years, we have invested in our retail technology systems, that has allowed us to refine the estimate of inventory cost under the retail method. On January, 31, 2010, the first day of fiscal 2010, we began using approximately thirty inventory pools in our retail inventory calculation.  This change gives us a more accurate inventory cost which will facilitate improved decision making and will enhance our assortment planning process. As a result of this change, we recorded a non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26.3 million in the first quarter of 2010.  This is a prospective change and will not have any effect on prior periods. This change could result in more variability in gross profit between quarters compared to the previous calculation.

Results of Operations

13 Weeks Ended May 1, 2010 Compared to the 13 Weeks Ended May 2, 2009

Net sales.  Net sales increased 12.6%, or $151.5 million, over last year’s first quarter resulting from a 6.5% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 13 weeks ended May 1, 2010, our gross profit margin decreased to 33.3% compared to our gross profit margin of 34.6% for the 13 weeks ended May 2, 2009, as a result of the $26.3 million non-cash beginning inventory adjustment.  This adjustment reflects our refined estimate of inventory cost as of January 31, 2010 using approximately thirty inventory pools in our retail inventory calculation, whereas, prior to the first quarter of 2010, we used one inventory pool for this calculation.  Without this charge, our gross profit margin increased to 35.2% for the 13 weeks ended May 1, 2010 compared to 34.6% for the 13 weeks ended May 2, 2009.  This increase can be attributed to the following:

•	Occupancy and distribution costs decreased 35 basis points in the quarter resulting from the leveraging of the comparable store net sales increase.
•	Shrink costs decreased 15 basis points in the quarter due to favorable adjustments to shrink estimates in the current quarter based on actual inventory results.
•
Merchandise costs, including freight, decreased 10 basis points due primarily to lower ocean freight rates compared to the prior year quarter, partially offset by an increase in the sales mix of higher cost consumer product merchandise and higher diesel fuel costs compared with the prior year quarter.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 25.7%, as a percentage of net sales, compared to 26.5% for the same period last year.  This decrease was primarily due to the following:

•
Store operating costs decreased 30 basis points primarily due to lower utility costs, as a percentage of sales, in the current quarter, resulting from lower rates compared to the prior year quarter and the leveraging associated the increase in comparable store net sales.

•	Depreciation decreased 30 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.
•	Payroll-related expenses decreased 25 basis points due primarily to the leveraging of the comparable store sales increase.

Operating Income. Operating income for the current quarter was 7.6% as a percentage of net sales compared to 8.1% for the same period last year.   This decrease is due to the $26.3 million adjustment to reduce beginning inventory on the first day of fiscal 2010.  Without that adjustment our operating income for the current quarter, as a percentage of net sales, was 9.5%, reflecting the increased gross profit margin and decreased selling, general and administrative expenses, as a percentage of net sales, noted above.

Income Taxes.  Our effective tax rate for the 13 weeks ended May 1, 2010 was 37.7% compared to 37.6% for the 13 weeks ended May 2, 2009.

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

The following table compares cash flow information for the 13 weeks ended May 1, 2010 and May 2, 2009:

	13 Weeks ended
	May 1,	May 2,
(In millions)	2010	2009
Net cash provided by (used in):

Operating activities	$35.8	$54.6

Investing activities	(68.7)	(34.2)

Financing activities	(200.1)	(29.6)

Net cash provided by operating activities decreased $18.8 million due primarily to increased inventory levels due to the timing of receipts and increased incentive compensation payouts in the current year resulting from the higher accruals at the end of fiscal 2009. These decreases were partially offset by increased non-cash adjustments resulting primarily from the $26.3 million adjustment to reduce beginning inventory and an increase in accounts payable resulting from the timing of payments.

Net cash used in investing activities increased $34.5 million primarily due to short-term investment purchases in the current year and increased capital expenditures.  Capital expenditures increased in the current year primarily resulting from costs for our new distribution center in San Bernardino, CA that opened during the first quarter of fiscal 2010.

Net cash used in financing activities increased $170.5 million compared with the first quarter of fiscal 2009 primarily due to increased share repurchases in the current year.

At May 1, 2010, our long-term borrowings were $267.5 million, our capital lease commitments were $0.3 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $108.4 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 1, 2010.

On March 19, 2010, we entered into an agreement to repurchase $200.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR).  The entire $200.0 million is subject to a “collar” agreement.  Under this agreement, we initially received 3.1 million shares through March 31, 2010, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that can be received under the agreement is 3.5 million.  The number of shares is determined based on the weighted average market price of our common stock, less a discount, during a specified period of time.  The repurchase period ranges from one and one-half to four months following a two week maximum hedge completion period. The weighted average market price through May 1, 2010 as defined in the “collared” agreement was $58.05.  Therefore, if the transaction had settled on May 1, 2010, we would have received an additional 0.4 million shares under the “collared” agreement.  Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive.  Based on the hedge period reference price of $59.42, there is approximately $18.2 million of the $200.0 million related to the agreement, as of May 1, 2010, that is recorded as a reduction to shareholders’ equity pending final settlement of the agreement.

We also repurchased approximately 0.4 million additional shares of common stock for approximately $18.4 million during the 13 weeks ended May 1, 2010.  We repurchased approximately 1.1 millions shares of common stock for approximately $42.7 million during the 13 weeks ended May 2, 2009.  We also had less than 0.1 million shares totaling $2.4 million that were accrued as share repurchases at January 30, 2010 that settled during the 13 weeks ended May 1, 2010.  At May 1, 2010, we had approximately $42.2 million remaining under Board authorization.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, fuel costs and foreign currency rate fluctuations.  We may enter into interest rate swaps, fuel hedges and foreign currency forward contracts to manage our exposure to market risk.  We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our variable rate debt.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment and expire in March 2011.  The fair value of these swaps as of May 1, 2010 and May 2, 2009 was a liability of $3.2 million and $4.8 million, respectively.

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with a third party in the fourth quarter of 2009 for 2.4 million gallons of diesel fuel, or approximately 25% of our fuel needs from May 2010 through January 2011.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at May 1, 2010 was an asset of $0.7 million.

In May 2010, we entered into additional fuel derivative contracts with a third party for approximately 3.2 million gallons of diesel fuel, or approximately 33% of our fuel needs from August 2010 through April 2011. Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives will be included in earnings.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 1, 2010, our disclosure controls and procedures are effective.

Effective January 31, 2010, we refined our estimate of store level inventory cost under the retail method as we began using approximately thirty inventory pools in our retail inventory calculation.  Prior to this change, we used one inventory pool in our retail inventory calculation.  This change has materially modified our internal controls over financial reporting.  We believe that this change gives us a more accurate store level inventory cost and will enhance our operational decision making.

There have been no other changes in our internal control over financial reporting during the quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2010.

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended May 1, 2010:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
January 31, 2010 to February 27, 2010	385,600	$47.80	385,600	$242.2
February 28, 2010 to April 3, 2010	3,060,107	59.42	3,060,107	42.2
April 4, 2010 to May 1, 2010	-	-	-	42.2
Total	3,445,707	$58.12	3,445,707	$42.2

On March 19, 2010, we entered into an agreement to repurchase $200.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR).  The entire $200.0 million is subject to a “collar” agreement.  Under this agreement, we initially received 3.1 million shares through March 31, 2010, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that can be received under the agreement is 3.5 million.  The number of shares is determined based on the weighted average market price of our common stock, less a discount, during a specified period of time.  The repurchase period ranges from one and one-half to four months following a two week maximum hedge completion period. The weighted average market price through May 1, 2010 as defined in the “collared” agreement was $58.05.  Therefore, if the transaction had settled on May 1, 2010, we would have received an additional 0.4 million shares under the “collared” agreement.  Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive.  Based on the hedge period reference price of $59.42, there is approximately $18.2 million of the $200.0 million related to the agreement, as of May 1, 2010, that is recorded as a reduction to shareholders’ equity pending final settlement of the agreement.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 23, 2008) (Exhibit 3.1 to the Company's June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company's January 14, 2010 Current Report on Form 8-K, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company's March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.1	Accelerated Share Repurchase Program Collared Master Confirmation dated March 19, 2010 (filed herewith)

10.2	Accelerated Share Repurchase Program Supplemental Confirmation dated March 19, 2010 (filed herewith)

18.1	Preferability Letter of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: May 20, 2010	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)