Form 10-K/A
period 2010-01-30
DOLLAR TREE INC
filed 2010-06-21
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Amendment No. 1 to Form 10-K

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

EXPLANATORY NOTE

Dollar Tree, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended January 30, 2010, as filed with the Securities and Exchange Commission on March 19, 2010 (the "Original Filing").  The Company is filing this amendment to its Original Filing to incorporate exhibits related to material contracts that were inadvertently omitted from the Original Filing.

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

3.          Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 23, 2008) (Exhibit 3.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s January 14, 2010 Current Report on Form 8-K, incorporated herein by this reference)

4.	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.	Material Contracts

10.1	$550.0 million unsecured Credit Agreement, dated February 20, 2008 (Exhibit 10.1 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference).

10.2.1	Stock Incentive Plan (SIP) (Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, incorporated herein by this reference).*

10.2.2	First Amendment to the SIP (Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by this reference).*

10.2.3	Second Amendment to the SIP (Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by this reference).*

10.2.4	Third Amendment to the SIP (Appendix to the Definitive Proxy Statement, filed April 19, 2000, incorporated herein by this reference).*

10.2.5	Fourth Amendment to the Company’s SIP (Exhibit 10.4 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.2.6	Fifth Amendment to the SIP (Exhibit 10.4 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.2.7	Sixth Amendment to the SIP ((Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, incorporated herein by this reference).*

10.3.1
  The Company’s 2005 Employee Stock Purchase Plan (ESPP) (Appendix A to the Company’s 2005 Definitive Proxy Statement on Schedule 14-A, initially filed with the Commission on May 9, 2005, which is incorporated herein by this reference).*

* Management contract or compensatory plan or arrangement
10.3.2	Amendment to the ESPP (Exhibit 10.1 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.4.1	The Company’s 2003 Equity Incentive Plan (as amended) (EIP) (Exhibit A to the Definitive Proxy Statement filed on April 29, 2004, incorporated herein by this reference).*

10.4.2	Second Amendment to the Company’s EIP (Exhibit 10.2 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.4.3	Third Amendment to the EIP (Exhibit 10.3 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.5.1	The Company’s 2004 Executive Officer Equity Plan (EOEP) (Exhibit B to the Definitive Proxy Statement filed on April 29, 2004, incorporated herein by this reference).*

10.5.2	Second Amendment to the Company’s EOEP (Exhibit 10.1 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.5.3	Third Amendment to the Company’s EOEP (Exhibit 10.2 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.5.4	Fourth Amendment to the Company’s EOEP (Exhibit 10.2 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.6
  Form of Standard Restricted Stock Unit Award Agreement for use under the Company’s EIP and the Company’s EOEP (Exhibit 10.2 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.7
  Form of Standard Stock Option Agreement for use under the Company’s 2003 EIP and the Company’s EOEP (Exhibit 10.2 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.8
  Form of Standard Restricted Stock Unit Award Agreement for use under the Company’s EIP and EOEP (Exhibit 10.1 to the Company’s March 24, 2005 Current Report on Form 8-K incorporated herein by this reference).*

10.9
  Form of Standard Restricted Stock Unit Award Agreement for use under the Company’s EIP and EOEP (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004, incorporated herein by this reference).*

10.10
  Form of Standard Option Award Agreement for use under the Company’s EIP and EOEP (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004, incorporated herein by this reference).*

10.11	Form of the Company’s Named Executive Officer Option Agreement (Exhibit 10.1 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.12	Form of the Company’s Named Executive Officer Restricted Stock Unit Agreement (Exhibit 10.2 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.13.1	The Company’s 2004 Executive Officer Cash Bonus Plan (Exhibit C to the Definitive Proxy Statement filed on April 29, 2004, incorporated herein by this reference).*

10.13.2	Third Amendment to the 2004 Executive Officer Cash Bonus Plan (Exhibit 10.3 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.14.1	2003 Non-Employee Director Stock Option Plan (Exhibit C to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference).*

10.14.2	Second Amendment to the 2003 Non-Employee Director Stock Option Plan (Exhibit 10.7 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.14.3
  Third Amendment to the Company’s 2003 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, incorporated herein by this reference).*

* Management contract or compensatory plan or arrangement

10.15.1	2003 Director Deferred Compensation Plan (Exhibit D to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference).*

10.15.2	Second Amendment to the Company’s 2003 Director Deferred Compensation Plan (Exhibit 10.3 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.15.3	Third Amendment to the 2003 Director Deferred Compensation Plan (Exhibit 10.6 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.16	Non-Qualified Deferred Compensation Plan (Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by this reference).*

10.17	Amendments to the Company’s Stock Plans (Exhibit 10.5 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.18	Amendments to the Assumed Incentive Plans (Exhibit 10.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.19	Assignment and Assumption Agreement (Exhibit 10.5 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.20	Change in Control Retention Agreements (Exhibit 10.1 to the Company’s March 14, 2007 Report on Form 8-K, incorporated herein by this reference).*

10.21
  Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s December 2, 2008 Report on Form 8-K, incorporated herein by this reference).*

10.22
  Amended and Restated Severance Agreement between the Company and Robert H. Rudman dated March 29, 2007 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, incorporated herein by this reference).*

10.23
  Form of consulting agreement between the Company and certain members of the Board of Directors (Exhibit 10.1 to the Company’s February 3, 2005 Current Report on Form 8-K, incorporated herein by this reference).*

10.24	New policy for director compensation (as described in Item 1.01 of the Company's January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.25
  Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated June 21, 2007 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007, incorporated herein by this reference).*

10.26	Store Lease with Suburban Management and Related Renewals (Exhibit 10.1 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.27	Store Lease with DMK Associates and Related Renewals (Exhibit 10.2 to the company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.28	Store Lease with DMK Associates and Related Renewals (Exhibit 10.3 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.29	Description of Management Incentive Compensation Plan (filed herewith).*

21.          Subsidiaries of the Registrant

21.1	Subsidiaries (already filed)

23.          Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm (already filed)

* Management contract or compensatory plan or arrangement

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE: June 21, 2010	By:/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(Principal Financial and Accounting Officer)