Form 10-Q
period 2010-10-30
DOLLAR TREE INC
filed 2010-11-18
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2010
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

As of November 11, 2010, there were 125,220,987 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In millions, except per share data)	2010	2009	2010	2009

Net sales	$1,426.6	$1,248.7	$4,157.1	$3,672.6
Cost of sales, excluding non-cash
beginning inventory adjustment	920.6	807.5	2,691.1	2,394.2
Non-cash beginning inventory adjustment	-	-	26.3	-
Gross profit	506.0	441.2	1,439.7	1,278.4

Selling, general and administrative
expenses	365.1	333.6	1,068.4	984.0

Operating income	140.9	107.6	371.3	294.4

Interest expense, net	1.6	1.6	4.6	3.9
Other income, net	(5.4)	-	(5.1)	(0.2)

Income before income taxes	144.7	106.0	371.8	290.7

Provision for income taxes	51.5	37.8	137.0	105.2

Net income	$93.2	$68.2	$234.8	$185.5

Net income per share:
Basic	$0.73	$0.51	$1.84	$1.38
Diluted	$0.73	$0.51	$1.82	$1.37

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 30,	January 30,	October 31,
(In millions)	2010	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$309.5	$571.6	$342.1
Short-term investments	82.5	27.8	-
Merchandise inventories	934.9	679.8	846.2
Other current assets	39.5	26.4	32.4
Total current assets	1,366.4	1,305.6	1,220.7

Property, plant and equipment, net	741.4	714.3	705.1
Goodwill	133.3	133.3	133.3
Deferred tax assets	40.0	35.0	34.4
Other assets, net	81.0	101.5	87.0

Total Assets	$2,362.1	$2,289.7	$2,180.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16.5	$17.5	$17.5
Accounts payable	303.2	219.9	261.4
Other current liabilities	227.3	189.9	178.2
Income taxes payable	19.5	48.6	11.5
Total current liabilities	566.5	475.9	468.6

Long-term debt, exluding current portion	250.0	250.0	250.0
Income taxes payable, excluding current portion	14.8	14.4	15.4
Other liabilities	118.6	120.2	121.6

Total liabilities	949.9	860.5	855.6

Commitments and contingencies

Shareholders' equity	1,412.2	1,429.2	1,324.9

Total Liabilities and Shareholders' Equity	$2,362.1	$2,289.7	$2,180.5

Common shares outstanding	125.6	131.3	132.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 30,	October 31,
(In millions)	2010	2009
Cash flows from operating activities:
Net income	$234.8	$185.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	117.6	116.5
Other non-cash adjustments to net income	40.5	19.2
Changes in operating assets and liabilities	(218.1)	(98.6)
Net cash provided by operating activities	174.8	222.6

Cash flows from investing activities:
Capital expenditures	(146.7)	(113.8)
Purchase of short-term investments	(60.8)	-
Proceeds from sales of short-term investments	6.1	-
Purchase of restricted investments	(36.4)	(10.5)
Proceeds from sales of restricted investments	52.0	6.4
Other	(0.2)	-
Net cash used in investing activities	(186.0)	(117.9)

Cash flows from financing actvities:
Payments for share repurchases	(275.9)	(154.6)
Proceeds from stock issued pursuant to stock-based
compensation plan	18.3	24.1
Tax benefit of stock-based compensation	7.8	3.8
Other	(1.1)	(0.3)
Net cash used in financing activities	(250.9)	(127.0)

Net decrease in cash and cash equivalents	(262.1)	(22.3)
Cash and cash equivalents at beginning of period	571.6	364.4
Cash and cash equivalents at end of period	$309.5	$342.1
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4.9	$5.5
Income taxes	$164.9	$139.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Index

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 30, 2010 contained in the Company’s Annual Report on Form 10-K filed March 19, 2010.  The results of operations for the 13 weeks and 39 weeks ended October 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2011.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 30, 2010 and October 31, 2009 and the results of its operations and cash flows for the periods presented.  The January 30, 2010 balance sheet information was derived from the audited consolidated financial statements as of that date.

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

3. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties for approximately 2.7 million gallons of diesel fuel, or approximately 65% of the Company’s fuel needs from November 2010 through January 2011 and approximately 0.6 million gallons of diesel fuel or approximately 20% of the Company’s fuel needs from February 2011 through April 2011. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at October 30, 2010 was a net liability of $0.1 million.

4. FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, short-term investments, restricted investments and interest rate and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 30, 2010.  As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents, short-term investments and restricted investments was $309.5 million, $82.5 million and $62.7 million, respectively at October 30, 2010.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the interest rate swaps as of October 30, 2010 was a liability of $1.6 million and the fair value of the diesel fuel swaps as of October 30, 2010 was a net liability of $0.1 million.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves.

The carrying value of the Company’s long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  There were no changes in fair value related to these assets during the 13 or 39 weeks ended October 30, 2010.

5. INCOME TAXES

During the third quarter of 2010, the Company adjusted its balance of unrecognized tax benefits primarily as a result of recording a reduction in accrued Federal and state tax reserves.  Accordingly, “income taxes payable long-term” was reduced by $0.3 million.  The total amount of unrecognized tax benefits at October 30, 2010, that, if recognized would affect the effective tax rate was $9.9 million (net of the Federal tax benefit).

During the third quarter of 2009, the Company adjusted its balance of unrecognized tax benefits primarily as a result of recording a reduction in accrued Federal and state tax reserves.  Accordingly, “income taxes payable long-term” was reduced by $0.7 million.  The total amount of unrecognized tax benefits at October 31, 2009, that, if recognized would affect the effective tax rate was $10.2 million (net of the Federal tax benefit).

6. OTHER INCOME

During the third quarter of 2010, Ollie’s Holdings, Inc. (Ollie’s) declared a dividend and the Company’s share is approximately $7.5 million based on its 10.5% ownership.  The Company recognized $5.0 million of dividend income and an additional $2.5 million was recorded as a reduction of the Company’s investment to reflect the dividend amount in excess of the Company’s share of Ollie’s retained earnings over the ownership period.

7. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In millions, except per share data)	2010	2009	2010	2009
Basic net income per share:
Net income	$93.2	$68.2	$234.8	$185.5
Weighted average number of
shares outstanding	126.9	133.9	127.8	134.7
Basic net income per share	$0.73	$0.51	$1.84	$1.38

Diluted net income per share:
Net income	$93.2	$68.2	$234.8	$185.5
Weighted average number of
shares outstanding	126.9	133.9	127.8	134.7
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.9	0.9	0.9	0.9
Weighted average number of shares and
dilutive potential shares outstanding	127.8	134.8	128.7	135.6
Diluted net income per share	$0.73	$0.51	$1.82	$1.37

For the 13 and 39 weeks ended October 30, 2010 and the 13 and 39 weeks ended October 31, 2009, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

8. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $6.8 million and $21.3 million, during the 13 and 39 weeks ended October 30, 2010, respectively.  Stock-based compensation expense was $5.3 million and $16.2 million, during the 13 and 39 weeks ended October 31, 2009, respectively.

The Company granted approximately 0.6 million service-based RSUs from the Equity Incentive Plan (EIP) and the Executive Officer Equity Incentive Plan (EOEP) to employees and officers in the 39 weeks ended October 30, 2010.  The estimated $24.0 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $2.0 million and $6.3 million of expense related to these RSUs for the 13 and 39 weeks ended October 30, 2010, respectively.

In fiscal 2010 the Company granted 0.2 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2010.  If the Company meets these performance targets in fiscal 2010, then the RSUs will vest ratably over three years, ending April 1, 2013.  The Company recognized $1.5 million and $3.4 million of expense related to these RSUs in the 13 and 39 weeks ended October 30, 2010, respectively.

The Company recognized $2.7 million and $9.0 million of expense related to RSUs granted prior to fiscal 2010 in the 13 and 39 weeks ended October 30, 2010, respectively.  For the 13 and 39 weeks ended October 31, 2009, the Company recognized $1.5 million and $3.4 million of expense related to RSUs, respectively.

In the 39 weeks ended October 30, 2010, approximately 0.7 million RSUs vested and approximately 0.5 million shares, net of taxes were issued.  During the 39 weeks ended October 31, 2009, approximately 0.5 million RSUs vested and approximately 0.3 million shares, net of taxes were issued.  Less than 0.1 million RSUs vested in the 13 weeks ended October 30, 2010 and October 31, 2009.

9. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effect of recording the interest rate swaps entered into in March 2008 at fair value.  The following table provides a reconciliation of Net income to Total comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In millions)	2010	2009	2010	2009

Net income	$93.2	$68.2	$234.8	$185.5

Fair value adjustment-derivative
cash flow hedging instrument	1.0	-	2.5	(0.1)
Income tax expense	(0.4)	-	(1.0)	-
Fair value adjustment, net of tax	0.6	-	1.5	(0.1)

Total comprehensive income	$93.8	$68.2	$236.3	$185.4

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

The Company also repurchased on the open market, approximately 1.4 and 2.0 million shares of common stock for approximately $72.4 million and $90.8 million during the 13 and 39 weeks ended October 30, 2010.  Approximately 0.3 million shares totaling $17.3 million had not settled as of October 30, 2010 and these amounts have been accrued in the accompanying condensed consolidated balance sheet as of October 30, 2010.  The Company also had 0.1 million shares totaling $2.4 million that were accrued as share repurchases at January 30, 2010 that settled during the 39 weeks ended October 30, 2010.  The Company repurchased approximately 2.1 and 5.2 million shares of common stock for approximately $69.3 million and $154.6 million during the 13 and 39 weeks ended October 31, 2009.

In June 2010, the Company’s Board of Directors authorized the repurchase of an additional $500.0 million of the Company’s common stock, which was in addition to the October 2007 authorization which had $42.2 million remaining at that time.  As of October 30, 2010, the Company has $469.8 million remaining under the June 2010 repurchase authorization.

Share Authorization

On June 17, 2010, the shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of the Company’s common stock from Three Hundred Million to Four Hundred Million shares.

10. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) notice to be sent to all store managers employed for the three years immediately preceding the filing of the suit.  Approximately 265 individuals are included in the collective action.  The Court on its own motion continued the case from its previously scheduled July 2010 trial date. The Company’s motion to decertify the collective action has been dismissed without prejudice to refile at a later date.  Additional discovery, pursuant to the Court’s direction, is presently ongoing. There is no scheduled trial date.  The Company will continue to vigorously defend itself in this matter.

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004, and a class of approximately 273 individuals remains.  The Company filed a motion to decertify the class which was both granted and denied in part.  The current class was redefined by the Court in its ruling which resulted in a significant reduction in the number of class members.  The Company has filed a motion for summary judgment to dismiss the entire remaining class or in the alternative, to decertify it.  If that motion is denied, the case is scheduled to proceed to trial in March of 2011. The Company is vigorously defending itself in this matter.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs and there are now approximately 363 opt-in plaintiffs.  The Company expects that the Court will rule upon a motion by the Company to decertify the collective action later in 2010, or early next year.  In October 2009, 34 plaintiffs, most of whom are opt-in plaintiffs in the Alabama action, filed a new class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  On March 11, 2010, the case was dismissed with prejudice.  Plaintiffs then filed a motion requesting the Court to alter, amend and vacate its dismissal Order which the trial Court denied.  Plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fourth Circuit.  It is anticipated the appellate process may take approximately a year.

In 2010, two former assistant store managers filed a collective action against the Company in a Florida federal court.  Their amended claim is that they were required to work off the clock without compensation in violation of the Fair Labor Standards Act.  At present, there is no trial date.  The Company will continue to vigorously defend itself in this matter.

The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on its results of operations for the period in which they are resolved.

Back to Index

11. SUBSEQUENT EVENTS

In November 2010, the Company completed its acquisition of 86 Dollar Giant stores for approximately $51.8 million plus the assumption of certain liabilities, subject to post closing adjustments.  Under the terms of the agreement, Dollar Tree acquired 86 Dollar Giant stores including substantially all assets, inventory, leasehold rights and intellectual property.  Based in Vancouver, British Columbia, Dollar Giant stores offer a wide assortment of quality general merchandise, contemporary seasonal goods and everyday consumables, all priced at $1.25 (CAD) or less.  The stores average 9,000 gross square feet and operate in British Columbia, Ontario, Alberta and Saskatchewan.  This is the Company’s first expansion of its retail operations outside of the United States.

Item 2.  MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

At October 30, 2010 we operated 4,009 stores in 48 states, with 34.4 million selling square feet compared to 3,803 stores with 32.3 million selling square feet at October 31, 2009.  During the 39 weeks ended October 30, 2010, we opened 216 stores, expanded 95 stores and closed 13 stores, compared to 233 stores opened, 74 stores expanded and 21 stores closed during the 39 weeks ended October 31, 2009.  In the 39 weeks ended October 30, 2010 and October 31, 2009, we added approximately 2.1 million and 2.0 million selling square feet, respectively, of which approximately 0.4 million and 0.3 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 39 weeks ended October 30, 2010 was approximately 8,400 selling square feet.  We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 39 weeks ended October 30, 2010, comparable store net sales increased 8.7% and 7.3%, respectively due to increased traffic and increased average ticket.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 and 39 weeks ended October 30, 2010, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At October 30, 2010, we had frozen and refrigerated merchandise in approximately 1,800 stores compared to approximately 1,400 stores at October 31, 2009.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we now accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 3,300 qualified stores compared to approximately 2,700 stores at October 31, 2009.

We have continued to see increases in the demand for basic, consumable products in 2010.  As a result, we have shifted the mix of inventory carried in our stores to more consumer product merchandise.  While this merchandise has lower margins, it is more frequently purchased and we believe carrying this merchandise increases the customer visits to our stores, which has helped increase our overall sales and earnings.  While the higher sales will leverage our fixed costs, we believe that this increase in basic, consumer product merchandise along with higher freight costs will negatively impact our gross profit margin rate for the remainder of 2010.

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

Results of Operations

13 Weeks Ended October 30, 2010 Compared to the 13 Weeks Ended October 31, 2009

Net sales.  Net sales increased 14.2%, or $177.9 million, over last year’s third quarter resulting from an 8.7% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  Gross profit margin increased to 35.5% in the current quarter compared to 35.3% for the same quarter last year. This increase can be attributed to the following:

•	Occupancy and distribution costs decreased 75 basis points in the quarter resulting from the leveraging of the comparable store net sales increase.
•	Markdown and shrink costs decreased 30 basis points in the quarter due to fewer markdowns being taken compared to the prior year quarter and improved shrink results in the current year quarter.
•
Merchandise costs, including freight, increased approximately 85 basis points in the quarter due to higher inbound freight costs compared to the prior year quarter, the sales mix of higher cost consumer product merchandise and the new retail inventory calculation resulting in a change in expense recognition between the third and fourth quarters.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 25.6%, as a percentage of net sales, compared to 26.7% for the same period last year.  This decrease was primarily due to the following:

•	Payroll-related expenses decreased 35 basis points due primarily to the leverage associated with the comparable store sales increase.
•	Depreciation decreased 35 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.
•	Store operating costs decreased 20 basis points primarily due to the leveraging associated with the increase in comparable store net sales and a reduction in repairs costs as a percentage of sales.
•	Operating and corporate expenses decreased 20 basis points primarily due to a realized gain related to a legal matter.

Operating Income. Operating income for the current quarter was 9.9% as a percentage of net sales compared to 8.6% for the same period last year reflecting the increased gross profit margin and decreased selling, general and administrative expenses, as a percentage of net sales, noted above.

Other Income.  Other income for the current quarter reflects primarily dividend income related to our investment in Ollie’s Holdings, Inc.

Income Taxes.  Our effective tax rate for the 13 weeks ended October 30, 2010 was 35.6% compared to 35.7% for the 13 weeks ended October 31, 2009.

39 Weeks Ended October 30, 2010 Compared to the 39 Weeks Ended October 31, 2009

Net sales.  Net sales increased 13.2%, or $484.5 million, over the same period last year resulting from a 7.3% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 39 weeks ended October 30, 2010, our gross profit margin decreased to 34.6% compared to our gross profit margin of 34.8% for the 39 weeks ended October 31, 2009, as a result of the $26.3 million non-cash beginning inventory adjustment.  This adjustment reflects our refined estimate of inventory cost as of January 31, 2010 using approximately thirty inventory pools in our retail inventory calculation, whereas, prior to the first quarter of 2010, we used one inventory pool for this calculation.  Without this charge, our gross profit margin increased to 35.3% for the 39 weeks ended October 30, 2010 compared to 34.8% for the 39 weeks ended October 31, 2009.  This increase can be attributed to the following:

•	Occupancy and distribution costs decreased 50 basis points in the current year resulting from the leveraging of the comparable store net sales increase.
•	Shrink costs decreased 20 basis points in the current year due to favorable adjustments to shrink estimates based on actual inventory results.
•
Merchandise cost, including freight, increased 25 basis points in the current year due to higher inbound freight costs compared to the prior year and sales mix of higher cost consumer product merchandise.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 39 weeks ended October 30, 2010 decreased to 25.7%, as a percentage of net sales, compared to 26.8% for the same period last year.  This decrease was primarily due to the following:

•
Payroll-related expenses decreased 50 basis points due primarily to the leveraging of the comparable store sales increase and a decrease in our workers compensation accruals as a result of favorable development of prior year claims.

•	Depreciation decreased 30 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current year.
•	Store operating costs decreased 25 basis points primarily due to the leveraging associated with the increase in comparable store net sales and a reduction in repairs costs as a percentage of sales.

Operating Income. Operating income for the 39 weeks ended October 30, 2010 was 8.9% as a percentage of net sales compared to 8.0% for the same period last year.  This increase reflects decreased selling, general and administrative expenses, slightly offset by decreased gross profit margin, as a percentage of net sales, noted above including the $26.3 million adjustment to reduce beginning inventory on the first day of fiscal 2010.  Without this adjustment, our operating income for the 39 weeks ended October 30, 2010, as a percentage of sales, was 9.6%.

Income Taxes.  Our effective tax rate for the 39 weeks ended October 30, 2010 was 36.8% compared to 36.2% for the 39 weeks ended October 31, 2009.  The lower rate in the prior year period reflects a reduction in tax expense of $2.3 million resulting from an immaterial correction of deferred tax assets relating to fixed assets.

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

The following table compares cash flow information for the 39 weeks ended October 30, 2010 and October 31, 2009:

	39 Weeks Ended
	October 30,	October 31,
(In millions)	2010	2009
Net cash provided by (used in):

Operating activities	$174.8	$222.6

Investing activities	(186.0)	(117.9)

Financing activities	(250.9)	(127.0)

Net cash provided by operating activities decreased $47.8 million due primarily to increased inventory levels due to the timing of receipts and increased incentive compensation payouts in the current year resulting from the higher accruals at the end of fiscal 2009.  Partially offsetting these decreases in cash provided by operations were sources of cash from increased earnings before depreciation and amortization and increased other non-cash adjustments resulting primarily from the $26.3 million adjustment to reduce beginning inventory.

Net cash used in investing activities increased $68.1 million primarily due to short-term investment purchases in the current year and increased capital expenditures.  Capital expenditures increased in the current year primarily resulting from an increase in the number of freezers installed in the current year and payments for our new distribution center in San Bernardino, CA that opened during the first quarter of fiscal 2010.

Net cash used in financing activities increased $123.9 million compared with the prior year, primarily due to increased share repurchases in the current year.

At October 30, 2010, our long-term borrowings were $266.5 million, our capital lease commitments were $0.2 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $121.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 30, 2010.

Back to Index

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

We also repurchased approximately 1.4 and 2.0 million shares of common stock for approximately $72.4 million and $90.8 million during the 13 and 39 weeks ended October 30, 2010.  Approximately 0.3 million shares totaling $17.3 million had not settled as of October 30, 2010 and these amounts have been accrued in the accompanying condensed consolidated balance sheet as of October 30, 2010.  We also had 0.1 million shares totaling $2.4 million that were accrued as share repurchases at January 30, 2010 that settled during the 39 weeks ended October 30, 2010. We repurchased approximately 2.1 and 5.2 million shares of common stock for approximately $69.3 million and $154.6 million during the 13 and 39 weeks ended October 31, 2009.

In June 2010, our Board of Directors authorized the repurchase of an additional $500.0 million of our common stock, which was in addition to the October 2007 authorization which had $42.2 million remaining at that time.  As of October 30, 2010, we had $469.8 million remaining under the June 2010 repurchase authorization.

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

On March 20, 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of our variable rate debt.  Under these agreements, we pay interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay us at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment and expire in March 2011.  The fair value of these swaps as of October 30, 2010 and October 31, 2009 was a liability of $1.6 million and $4.4 million, respectively.

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties for approximately 2.7 million gallons of diesel fuel, or approximately 65% of our fuel needs from November 2010 through January 2011 and approximately 0.6 million gallons of diesel fuel, or approximately 20% of our fuel needs from February 2011 through April 2011. Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at October 30, 2010 was a net liability of $0.1 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 30, 2010, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are defendants in several class or collective action lawsuits.  For a discussion of these lawsuits, please refer to “Note 10. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

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

Return to Index

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended October 30, 2010:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
August 1, 2010 to August 28, 2010	-	$-	-	$542.2
August 29, 2010 to October 2, 2010	-	-	-	542.2
October 3, 2010 to October 30, 2010	1,421,700	50.92	1,421,700	469.8
Total	1,421,700	$50.92	1,421,700	$469.8

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

In June 2010, our Board of Directors authorized the repurchase of an additional $500.0 million of our common stock, which was in addition to the October 2007 authorization which had $42.2 million remaining at that time.  As of October 30, 2010, we had $469.8 million remaining under the June 2010 repurchase authorization.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. REMOVED AND RESERVED.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company’s June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.1	Purchase Agreement dated October 10, 2010 (Exhibit 10.1 to the Company’s October 12, 2010 Current Report on Form 8-K, incorporated herein by this reference)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: November 18, 2010	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)

Forward to Exhibit 31.1