Form 10-K
period 2011-01-29
DOLLAR TREE INC
filed 2011-03-17
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2011

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 30, 2010, was $5,369,024,223, based on a $43.57 average of the high and low sales prices for the Common Stock on such date.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

On March 9, 2011, there were 122,041,216 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 16, 2011, which will be filed with the Securities and Exchange Commission not later than May 27, 2011.

DOLLAR TREE, INC.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
•	costs of pending and possible future legal claims;
•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;
•	the average size of our stores to be added in 2011 and beyond;
•	the effect of a slight shift in merchandise mix to consumables and the increase in the number of our stores with freezers and coolers on gross profit margin and sales;
•	the net sales per square foot, net sales and operating income of our stores and store-level cash payback metrics;
•
the possible effect of the current economic downturn, inflation and other economic changes on our costs and profitability, including the possible effect of future changes in minimum wage rates, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;
•	our seasonal sales patterns including those relating to the length of the holiday selling seasons and the effect of a later Easter in 2011;
•	the effect that expanding tender types accepted by our stores will have on sales;
•	the capabilities of our inventory supply chain technology and other new systems;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;
•	the capacity, performance and cost of our distribution centers;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our expectations regarding competition and growth in our retail sector; and
•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, and income taxes.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in Item 1A “Risk Factors” beginning on page 10, as well as Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 19 of this Form 10-K.

Our forward-looking statements could be wrong in light of these risks, uncertainties and assumptions.  The future events, developments or results described in this report could turn out to be materially different.  We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

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

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to “2011” or “fiscal 2011”, “2010” or “fiscal 2010”, “2009” or “fiscal 2009”, and “2008” or “fiscal 2008”, relate to as of or for the years ended January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I

Item 1.  BUSINESS

Overview
We are the leading operator of discount variety stores offering merchandise at the fixed price of $1.00.  We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors.  At January 29, 2011, we operated 4,101 discount variety retail stores.  Our stores operate under the names of Dollar Tree, Deal$, Dollar Tree Deal$, Dollar Giant and Dollar Bills.  Approximately 3,935 of these stores sell substantially all items for $1.00 or less in the United States and $1.25 or less in Canada.  Substantially all of the remaining stores, operating as Deal$, sell items for $1.00 or less but also sell items for more than $1.

We believe our optimal store is between 8,000 and 10,000 selling square feet.  This store size provides the appropriate amount of space for our broad merchandise offerings while allowing us to provide great service to our customers.  As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 1,840 stores to increase sales and shopping frequency.  At February 3, 2007, we operated 3,219 stores in 48 states.  At January 29, 2011, we operated 4,015 stores in 48 states and the District of Columbia, as well as 86 stores in Canada.  Our selling square footage increased from approximately 26.3 million square feet in February 2007 to 35.1 million square feet in January 2011.  Our store growth has resulted primarily from opening new stores with additional growth from mergers and acquisitions, such as Deal$ and Dollar Giant.

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

•	variety merchandise, which includes toys, durable housewares, gifts, party goods, greeting cards, softlines, and other items; and

•	seasonal goods, which include Easter, Halloween and Christmas merchandise.

We have added freezers and coolers to certain stores and increased the amount of consumable merchandise carried by those stores.  We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix.  We have added freezers and coolers to approximately 420 additional stores in 2010.  Therefore, as of January 29, 2011, we have freezers and coolers in approximately 1,840 of our stores.  We plan to add them to approximately 225 more stores in 2011.  As a result of the installation of freezers and coolers in select stores, consumable merchandise has grown as a percentage of purchases and sales and we expect this trend to continue. The following table shows the percentage of sales of each major product group for the years ended January 29, 2011 and January 30, 2010:

	January 29,	January 30,
Merchandise Type	2011	2010

Consumable	49.5%	48.0%
Variety categories	45.8%	46.8%
Seasonal	4.7%	5.2%

At any point in time, we carry approximately 6,100 items in our stores and as of the end of 2010 approximately 2,700 of our basic, everyday items are automatically replenished.  The remaining items are primarily ordered by our store managers on a weekly basis.  Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.

Customer Payment Methods.  All of our stores accept cash, checks, debit cards, VISA credit cards, Discover and American Express and approximately 950 stores accept MasterCard credit cards.  Along with the shift to more consumables and the rollout of freezers and coolers, we have increased the number of stores accepting Electronic Benefits Transfer(EBT) cards and food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) to approximately 3,500 stores as of January 29, 2011.

Convenient Locations and Store Size.  We primarily focus on opening new stores in strip shopping centers anchored by mass merchandisers or grocers, whose target customers we believe to be similar to ours.  Our stores have proven successful in metropolitan areas, mid-sized cities and small towns.  The range of our store sizes allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities.  Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors and decorative signs.  We enhance the store design with attractive merchandise displays.  We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.

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

Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow, increase inventory turnover and control distribution and store operating costs.  Our automatic replenishment system automatically reorders key items, based on actual store level sales and inventory.  At the end of 2010, we had approximately 2,700 basic, everyday items on automatic replenishment.

Point-of-sale data allows us to track sales and inventory by merchandise category at the store level and assists us in planning for future purchases of inventory.  We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns.  Using this point-of-sale data to plan purchases of inventory has helped us increase our inventory turns in each of the last five years.  Our inventory turns increased to approximately 4.2 in 2010.

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

Our disclosure committee meets at least quarterly and monitors our internal controls over financial reporting to ensure that our public filings contain discussions about the risks our business faces.  We believe that we have the controls in place to be able to certify our financial statements.  Additionally, we have complied with the listing requirements for the Nasdaq Stock Market.

Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  In the last five years, net sales increased at a compound annual growth rate of 10.3%.  We expect that the majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.

The following table shows the average selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2006	3,219	8,160	8,780
2007	3,411	8,330	8,480
2008	3,591	8,440	8,100
2009	3,806	8,480	7,950
2010	4,101	8,570	8,400

We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2011 and beyond, we plan to predominantly open stores that are approximately 8,000 - 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand.  At January 29, 2011, 2,160 of our stores, totaling 64.8% of our selling square footage, were 8,000 selling square feet or larger.

In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities.  We target stores for expansion based on the current sales per selling square foot and changes in market opportunities.  Stores targeted for expansion are generally less than 6,000 selling square feet in size.  Store expansions generally increase the existing store size by approximately 3,900 selling square feet.

Since 1995, we have added a total of 695 stores through several mergers and acquisitions.  Our acquisition strategy has been to target companies that have a similar single-price point concept that have shown success in operations or companies that provide a strategic advantage.  We evaluate potential acquisition opportunities in our retail sector as they become available.

In November 2010, we completed our acquisition of 86 Dollar Giant stores based in Vancouver, British Columbia.  These stores offer a wide assortment of quality general merchandise, contemporary seasonal goods and everyday consumables, all priced at $1.25 (CAD) or less.  The stores operate in the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan.  This is the first expansion of our retail operations outside of the United States and provides us with a proven management team and distribution network as well as additional potential store growth in a new market.

In 2006, we completed our acquisition of 138 Deal$ stores, which included stores that offered an expanded assortment of merchandise including items that sell for more than $1.  These stores provide us an opportunity to leverage our Dollar Tree infrastructure in the testing of new merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  Since the acquisition, we have opened new Deal$ stores, including some in new markets, and operate 164 Deal$ stores as of January 29, 2011.

From time to time, we also acquire the rights to store leases through bankruptcy proceedings of certain retailers.  We will take advantage of these opportunities as they arise in the future and fit within our selling square footage size parameters.

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

A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure.  In 2009, we purchased a new distribution center in San Bernardino, California which began shipping merchandise in April 2010.  This distribution center replaced the Salt Lake City distribution center which closed when its lease expired in April 2010.  We believe our distribution center network is currently capable of supporting approximately $7.5 billion in annual sales in the United States.  New distribution sites, like this one in San Bernardino, California, are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.  We also are a party to an agreement which provides distribution services in two facilities in Canada.

Our stores receive approximately 90% of their inventory from our distribution centers via contract carriers.  The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors.  For more information on our distribution center network, see Item 2 “Properties” beginning on page 13 of this Form 10-K.

Competition
The retail industry is highly competitive and we expect competition to increase in the future.  The principal methods of competition include closeout merchandise, convenience and the quality of merchandise offered to the customer.  We operate in the discount retail merchandise business, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service.  Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, discount retailers and variety retailers.  In addition, several mass merchandisers and grocery store chains carry "dollar store" or “dollar zone” concepts in their stores, which increase competition.  We believe we differentiate ourselves from other retailers by providing high value, high quality, low cost merchandise in attractively designed stores that are conveniently located.  Our sales and profits could be reduced by increases in competition, especially because there are no significant economic barriers for others to enter our retail sector.

Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, the Dollar Tree logo with a “1”, and "One Price...One Dollar."  In addition, we own a concurrent use registration for "Dollar Bill$" and the related logo.  We also acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry.  Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything!," and "Everything's $1.00."  With the acquisition of Deal$, we became the owners of the trademark “Deal$”.  With the acquisition of Dollar Giant, we became the owners of the trademark “Dollar Giant” and others in Canada. We have federal trademark registrations for a variety of private labels that we use to market some of our product lines.

Employees
We employed approximately 13,060 full-time and 50,800 part-time associates on January 29, 2011.  Part-time associates work an average of less than 35 hours per week.  The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

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

Future increase in costs such as the cost of merchandise, wage levels, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability.  We will not raise the sales price of our merchandise to offset cost increases because we are committed to selling at the $1.00 price point to continue to provide value to the customer.  We are dependent on our ability to adjust our product assortment, to operate more efficiently or effectively or to increase our comparable store net sales in order to offset inflation.  We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future.  Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 19 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  We are currently defendants in several employment-related class action cases and changes in Federal law could cause these types of claims to rise even more.  The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time.  In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required.  The cost to defend current and future litigation may be significant.  There also may be adverse publicity associated with litigation, including litigation related to product safety and customer information, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

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

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks

Our business is subject to a wide array of laws and regulations.  Significant legislative changes, such as the healthcare legislation, that impact our relationship with our workforce could increase our expenses and adversely affect our operations.  Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase.  In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.  Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

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
▪ Shipping.  Our oceanic shipping schedules may be disrupted or delayed from time to time.  We have experienced volatility in shipping rates over the past few years and the outlook for shipping rates in 2011 is uncertain.

▪ Diesel fuel costs.  We have experienced significant volatility in diesel fuel costs over the past few years.  Diesel prices have increased in the first part of 2011 and the outlook for 2011 remains uncertain.

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

We plan to expand our selling square footage by approximately 6.9% in 2011 to increase our sales and profits.  Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms.  In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals.  Turmoil in the financial markets has made it difficult for third party developers to obtain financing for new projects.  We must also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores.  We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

Sales below our expectations during peak seasons may cause our operating results to suffer materially.

Our highest sales periods are the Christmas and Easter seasons.  We generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter.  In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores.  A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year.  Untimely merchandise delays due to receiving or distribution problems could have a similar effect.  Sales during the Easter selling season are materially affected by the timing of the Easter holiday.  Easter in fiscal 2011 is on April 24th, while in fiscal 2010 it was on April 4th.

Our sales and profits rely on imported merchandise, which may increase in cost or become unavailable.

Merchandise imported directly accounts for approximately 40% to 45% of our total retail value purchases.  In addition, we believe that a portion of our goods purchased from domestic vendors is imported.  China is the source of a substantial majority of our imports.  Imported goods are generally less expensive than domestic goods and increase our profit margins.  A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits.  Risks associated with our reliance on imported goods include:

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

Our gross profit margin could decrease if we increase the proportion of higher cost goods we sell in the future.  In recent years, the percentage of our sales from higher cost consumable products has increased and is likely to increase slightly in 2011.  As a result, our gross profit could decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage.  We can give no assurance that we will be able to do so.

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

In 2010, the shareholders approved an amendment to our Articles of Incorporation which will result in the declassification of our Board of Directors by 2012.

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES

Stores
As of January 29, 2011, we operated 4,101 stores in 48 states and the District of Columbia, as well as the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan as detailed below:

Alabama	88	Maine	21	Oklahoma	52
Arizona	76	Maryland	91	Oregon	77
Arkansas	45	Massachusetts	73	Pennsylvania	216
California	323	Michigan	150	Rhode Island	17
Colorado	66	Minnesota	68	South Carolina	80
Connecticut	43	Mississippi	53	South Dakota	9
Delaware	23	Missouri	85	Tennessee	101
District of Columbia	1	Montana	9	Texas	250
Florida	276	Nebraska	16	Utah	39
Georgia	146	Nevada	32	Vermont	5
Idaho	23	New Hampshire	26	Virginia	140
Illinois	168	New Jersey	89	Washington	79
Indiana	98	New Mexico	30	West Virginia	33
Iowa	33	New York	178	Wisconsin	76
Kansas	30	North Carolina	162	Wyoming	11
Kentucky	70	North Dakota	6
Louisiana	65	Ohio	167

Alberta	16	Ontario	31
British Columbia	36	Saskatchewan	3

We currently lease our stores and expect to lease the majority of our new stores as we expand.  Our leases typically provide for a short initial lease term, generally five years, with options to extend, however in some cases we have initial lease terms of seven to ten years.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.

Distribution Centers
The following table includes information about the distribution centers that we own and operate in the United States.  In 2009, we purchased a new distribution center in San Bernardino, California which began shipping merchandise in April 2010.  This facility replaced the Salt Lake City distribution center which closed when its lease expired in April 2010.  We believe our distribution center network is currently capable of supporting approximately $7.5 billion in annual sales in the United States.

Location	Size in Square Feet

Chesapeake, Virginia	400,000
Olive Branch, Mississippi	425,000
Joliet, Illinois	1,200,000
Stockton, California	525,000
Briar Creek, Pennsylvania	1,003,000
Savannah, Georgia	603,000
Marietta, Oklahoma	603,000
San Bernardino, California	448,000
Ridgefield, Washington	665,000

Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems.  With the exception of our Ridgefield facility, each of our distribution centers also contains automated conveyor and sorting systems.

We are also a party to a contract which provides distribution services in British Columbia and Ontario.  In fiscal 2011, this contract terminated and we entered into a new agreement for similar services.

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

In 2006, a former store manager filed a collective action against us in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) notice to be sent to all store managers employed for the three years immediately preceding the filing of the suit.  Approximately 265 individuals are included in the collective action.  The Court on its own motion continued the case from its previously scheduled July 2010 trial date.  Our motion to decertify the collective action has been dismissed without prejudice to refile at a later date.  Additional discovery, pursuant to the Court’s direction, is presently ongoing.  There is no scheduled trial date.  We will continue to vigorously defend ourselves in this matter.

In 2007, two store managers filed a class action against us in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004, and a class of approximately 184 individuals remains.  We filed a motion to decertify the class which was both granted and denied in part.  The current class was redefined by the Court in its ruling which resulted in a significant reduction in the number of class members.  The Court on its own continued a previously scheduled March 2011 trial date.  A pretrial conference has been set for June 2011 at which time a new trial date will be established.  It is anticipated the case will go to trial in calendar year 2011.  We are vigorously defending ourselves in this matter.

In 2008, we were sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs and there are now approximately 363 opt-in plaintiffs.  We expect that the Court will rule upon our motion to decertify the collective action later in 2011.  We are vigorously defending ourselves in this matter.  In 2009, 34 plaintiffs, most of whom are opt-in plaintiffs in the Alabama action, filed a new class action in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  On March 11, 2010, the case was dismissed with prejudice.  Plaintiff then filed a motion requesting the Court to alter, amend and vacate its dismissal Order which the trial Court denied.  Plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fourth Circuit.  It is anticipated the Court will hand down a decision in 2011.

In 2010, two former assistant store managers filed a collective action against us in a Florida federal court.  Their amended claim is that they were required to work off the clock without compensation in violation of the Fair Labor Standards Act.  An additional 22 party plaintiffs have joined the suit.  Our motion to transfer venue to the U.S. District Court for the Eastern District of Virginia was recently overruled without prejudice pending future case developments.  There is no trial date.  We will continue to vigorously defend ourselves in this matter.

We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 4.  REMOVED AND RESERVED
PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on The Nasdaq Global Select Market® under the symbol "DLTR" since our initial public offering on March 6, 1995.  The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated, restated to reflect a 3-for-2 stock split effected as a stock dividend in June 2010.

	High	Low
Fiscal year ended January 30, 2010:

First Quarter	$30.22	$21.96
Second Quarter	31.52	27.05
Third Quarter	34.48	29.33
Fourth Quarter	34.80	30.51

Fiscal year ended January 29, 2011:

First Quarter	$41.79	$31.33
Second Quarter	45.12	38.40
Third Quarter	52.62	40.60
Fourth Quarter	57.99	50.09

On March 9, 2011, the last reported sale price for our common stock, as quoted by Nasdaq, was $51.96 per share.  As of March 9, 2011, we had approximately 435 shareholders of record.

The following table presents our share repurchase activity for the 13 weeks ended January 29, 2011:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
October 31, 2010 to November 27, 2010	456,038	$52.30	456,038	$445.9
November 28, 2010 to January 1, 2011	370,852	56.32	370,852	425.0
January 2, 2011 to January 29, 2011	1,504,650	52.58	1,504,650	345.9
Total	2,331,540	$53.12	2,331,540	$345.9

We repurchased approximately 9.3 million shares for approximately $414.7 million in fiscal 2010.  At January 29, 2011, we have approximately $345.9 million remaining under Board authorization.

We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 29, 2011, compared with the cumulative total returns of the NASDAQ Composite Index and the S&P Retailing Index.  The comparison assumes that $100 was invested in our common stock on January 28, 2006, and, in each of the foregoing indices on January 28, 2006, and that dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA

The following table presents a summary of our selected financial data for the fiscal years ended January 29, 2011, January 30, 2010, January 31, 2009, February 2, 2008, and February 3, 2007.  Fiscal 2006 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks.  The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.

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

	Years Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
Income Statement Data:
Net sales	$5,882.4	$5,231.2	$4,644.9	$4,242.6	$3,969.4
Gross profit	2,087.6	1,856.8	1,592.2	1,461.1	1,357.2
Selling, general and administrative expenses	1,457.6	1,344.0	1,226.4	1,130.8	1,046.4
Operating income	630.0	512.8	365.8	330.3	310.8
Net income	397.3	320.5	229.5	201.3	192.0

Margin Data (as a percentage of net sales):
Gross profit	35.5%	35.5%	34.3%	34.4%	34.2%
Selling, general and administrative expenses	24.8%	25.7%	26.4%	26.6%	26.4%
Operating income	10.7%	9.8%	7.9%	7.8%	7.8%
Net income	6.8%	6.1%	4.9%	4.7%	4.8%

Per Share Data:

Diluted net income per share	$3.10	$2.37	$1.69	$1.39	$1.23
Diluted net income per share increase	30.8%	40.2%	21.6%	13.0%	15.6%

	As of
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$486.0	$599.4	$364.4	$81.1	$306.8
Working capital	800.4	829.7	663.3	382.9	575.7
Total assets	2,380.5	2,289.7	2,035.7	1,787.7	1,882.2
Total debt, including capital lease obligations	267.8	267.8	268.2	269.4	269.5
Shareholders' equity	1,459.0	1,429.2	1,253.2	988.4	1,167.7
	Years Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
Selected Operating Data:
Number of stores open at end of period	4,101	3,806	3,591	3,411	3,219
Gross square footage at end of period	44.4	41.1	38.5	36.1	33.3
Selling square footage at end of period	35.1	32.3	30.3	28.4	26.3
Selling square footage annual growth	8.8%	6.6%	6.7%	8.0%	14.3%
Net sales annual growth	12.4%	12.6%	9.5%	6.9%	16.9%
Comparable store net sales increase	6.3%	7.2%	4.1%	2.7%	4.6%
Net sales per selling square foot	$174	$167	$158	$155	$161
Net sales per store	$1.5	$1.4	$1.3	$1.3	$1.3
Selected Financial Ratios:
Return on assets	17.0%	14.8%	12.0%	11.0%	10.4%
Return on equity	27.5%	23.9%	20.5%	18.7%	16.4%
Inventory turns	4.2	4.1	3.8	3.7	3.5

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2010, 2009 and 2008;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2010 and 2009 and what we expect them to be in 2011; and

•	where funds will come from to pay for future expenditures.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for the fiscal year 2010 compared to the comparable fiscal year 2009 and the fiscal year 2009 compared to the comparable fiscal year 2008.

Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. You should keep in mind that:

•
On November 15, 2010, we completed our acquisition of 86 Dollar Giant stores, located in the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan.  These stores offer a wide assortment of quality general merchandise, contemporary seasonal goods and everyday consumables, all priced at $1.25 (CAD) or less.  This is our first expansion of retail operations outside of the United States.

•	On May 26, 2010, the Company’s Board of Directors approved a 3-for-2 stock split in the form of a 50% common stock dividend. New shares were distributed on June 24, 2010 to shareholders of record as of the close of business on June 10, 2010. As a result, all share and per share data in this Form 10-K have been retroactively adjusted to reflect this dividend having the effect of a 3-for-2 stock split.
•	We assign cost to store inventories using the retail inventory method, determined on a weighted average cost basis. From our inception and through fiscal 2009, we used one inventory pool for this calculation. Because of our investments over the years in our retail technology systems, we were able to refine our estimate of inventory cost under the retail method and on January 31, 2010, the first day of fiscal 2010, we began using approximately 30 inventory pools in our retail inventory calculation. As a result of this change, we recorded a non-recurring, non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of $26.3 million in the first quarter of 2010. This was a prospective change and did not have any effect on prior periods.
•
On November 2, 2009, we purchased a new distribution center in San Bernardino, California.  We have spent approximately $31.0 million in capital expenditures for this new distribution center during fiscal 2009 and an additional $5.7 million in fiscal 2010.  This new distribution center replaced our Salt Lake City, Utah leased facility whose lease ended in April 2010.

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

At January 29, 2011, we operated 4,101 stores in 48 states and the District of Columbia, as well as the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan, with 35.1 million selling square feet compared to 3,806 stores with 32.3 million selling square feet at January 30, 2010.  During fiscal 2010, we opened 235 stores, expanded 95 stores, acquired 86 stores and closed 26 stores, compared to 240 new stores opened, 75 stores expanded and 25 stores closed during fiscal 2009.  In the current year we increased our selling square footage by 8.8%.  Of the 2.8 million selling square foot increase in 2010, 0.4 million was added by expanding existing stores and 0.7 million was added with the acquisition of Dollar Giant.  The average size of our stores opened in 2010 was approximately 8,400 selling square feet (or about 10,200 gross square feet).  For 2011, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet).  We believe that this store size is our optimal size operationally and that this size also gives our customers an ideal shopping environment that invites them to shop longer and buy more.

In fiscal 2010, comparable store net sales increased by 6.3%.  The comparable store net sales increase was primarily the result of a 5.0% increase in the number of transactions and a 1.3% increase in average ticket.  We believe comparable store net sales continued to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in 2010, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At January 29, 2011 we had frozen and refrigerated merchandise in approximately 1,840 stores compared to approximately 1,400 stores at January 30, 2010.  We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 3,500 qualified stores compared to 2,900 at the end of 2009.

With the pressures of the current economic environment, we have seen increases in the demand for basic, consumable products in 2010.  As a result, we have continued to shift the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic downturn.  While this shift in mix has impacted our merchandise costs we were able to offset that impact in the current year with decreased costs for merchandise in many of our categories.

Our point-of-sale technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores.  We believe that this has enabled us to better manage our inventory flow resulting in more efficient distribution and store operations and increased inventory turnover for each of the last five years.  Inventory turnover improved by approximately 10 basis points in 2010.

In 2007, legislation was enacted that increased the Federal Minimum Wage.  The last increase to $7.25 an hour was effective in July 2009.  As a result, our wages have increased in the third quarter of 2009 through the first half of 2010; however, we offset the increase in payroll costs through increased productivity and continued efficiencies in product flow to our stores.

We must continue to control our merchandise costs, inventory levels and our general and administrative expenses as increases in these line items could negatively impact our operating results.

Results of Operations
The following table expresses items from our consolidated statements of operations, as a percentage of net sales.  On January, 31, 2010, the first day of fiscal 2010, we began using approximately 30 inventory pools in our retail inventory calculation, rather than one inventory pool as we had done since our inception.  As a result of this change, we recorded a non-recurring, non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of $26.3 million in the first quarter of 2010.

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales, excluding non-cash beginning inventory adjustment	64.1%	64.5%	65.7%
Non-cash beginning inventory adjustment	0.4%	0.0%	0.0%
Gross profit	35.5%	35.5%	34.3%

Selling, general and administrative
expenses	24.8%	25.7%	26.4%

Operating income	10.7%	9.8%	7.9%

Interest expense,net	(0.1%)	(0.1%)	(0.2%)
Other income, net	0.1%	-	-

Income before income taxes	10.7%	9.7%	7.7%

Provision for income taxes	(3.9%)	(3.6%)	(2.8%)

Net income	6.8%	6.1%	4.9%

Fiscal year ended January 29, 2011 compared to fiscal year ended January 30, 2010

Net Sales.  Net sales increased 12.4%, or $651.2 million, in 2010 compared to 2009, resulting from a 6.3% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.

The following table summarizes the components of the changes in our store count for fiscal years ended January 29, 2011 and January 30, 2010.

	January 29, 2011	January 30, 2010

New stores	235	240
Acquired stores	86	-
Expanded or relocated stores	95	75
Closed stores	(26)	(25)

Of the 2.9 million selling square foot increase in 2010 approximately 0.4 million was added by expanding existing stores and 0.7 million was the result of the acquisition of the Dollar Giant stores.

Gross profit margin was 35.5% in 2010 and 2009.  Excluding the effect of the $26.3 million non-cash beginning inventory adjustment, gross profit margin increased to 35.9%.  This increase was due to the following:

•	Occupancy and distribution costs decreased 30 basis points in the current year resulting fromthe leveraging of the comparable store sales increase.
•	Shrink costs decreased 15 basis points due to improved shrink results in the current year and a lower shrink accrual rate during fiscal 2010 compared to fiscal 2009.
•	Merchandise costs, including freight, increased 15 basis points due primarily to higher import and domestic freight costs during fiscal 2010 compared to fiscal 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 24.8% for 2010 compared to 25.7% for 2009.  The decrease is primarily due to the following:

•	Payroll expenses decreased 45 basis points fue to leveraging associated with the increase in comparable store net sales in the current year and lower store hourly payroll.
•	Depreciation decreased 30 basis points primarily due to the leveraging associated with the increase in comparable store net sales in current year.
•
Store operating costs decreased 20 basis points primarily as a result of lower utility costs as a percentage of sales, due to lower rates in the current year and the leveraging from the comparable store net sales increase in 2010.

Operating Income.  Operating income margin was 10.7% in 2010 compared to 9.8% in 2009.  Excluding the $26.3 million non-cash adjustment to beginning inventory, operating income margin was 11.1% due to the reasons discussed above.

Income Taxes.  Our effective tax rate was 36.9% in 2010 and 2009.

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

The following table compares cash-flow related information for the years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	January 29,	January 30,	January 31,
(in millions)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$518.7	$581.0	$403.1
Investing activities	(374.1)	(212.5)	(102.0)
Financing activities	(404.3)	(161.3)	22.7

Net cash provided by operating activities decreased $62.3 million in 2010 compared to 2009 due to an increase in cash used to purchase merchandise inventories partially offset by increased earnings before income taxes, depreciation and amortization in the current year.

Net cash provided by operating activities increased $177.9 million in 2009 compared to 2008 due to increased earnings before income taxes, depreciation and amortization in 2009.  Also providing more cash at January 30, 2010 was better inventory management resulting in lower inventory balances per store and higher accounts payable balances due to the timing of payments and increased incentive compensation accruals.

Net cash used in investing activities increased $161.6 million in the current year primarily due to short-term investment activity and the Dollar Giant acquisition.  In 2010 we purchased $157.8 million of short-term investments compared to $27.8 million in 2009.  This was partially offset by an increase in proceeds from the sales of short-term investments of $10.8 million in the current year.

Net cash used in investing activities increased $110.5 million in 2009 primarily due to short-term investment activity and increased capital expenditures in 2009.  In 2008 we liquidated our short-term investments due to market conditions.  The net proceeds from this liquidation of $40.5 million were put into cash equivalent money market accounts.  In 2009 we also purchased $27.8 million of short-term investments.  Capital expenditures increased $33.5 million in 2009 primarily due to the purchase of our new distribution center in San Bernardino, CA.

In 2010, net cash used in financing activities increased $243.0 million as a result of increased share repurchases in 2010 and repayments of $13.8 million for debt acquired from Dollar Giant.

In 2009, net cash used in financing activities increased $184.0 million as the result of share repurchases in 2009.  There were no share repurchases in 2008.

At January 29, 2011, our long-term borrowings were $266.5 million and our capital lease commitments were $1.4 million.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $106.9 million were committed to letters of credit issued for routine purchases of imported merchandise at January 29, 2011.

On February 20, 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the Agreement is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 29, 2011, the $250.0 million term loan is outstanding under the Agreement and there were no amounts outstanding under the $300.0 million revolving line of credit.

We repurchased approximately 9.3 million shares for approximately $414.7 million in fiscal 2010.  We repurchased approximately 4.3 million shares for approximately $193.1 million in fiscal 2009.  Less than 0.1 million of these shares totaling $2.4 million had not settled as of January 30, 2010 and these amounts were accrued in the accompanying consolidated balance sheet as of January 30, 2010.  We had no share repurchases in fiscal 2008.  At January 29, 2011, we have approximately $345.9 million remaining under Board authorization.

Funding Requirements

Overview
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2011 to total approximately $144.4 million, which includes capital expenditures, initial inventory and pre-opening costs.  Our estimated capital expenditures for fiscal 2011 are between $215.0 and $225.0 million, including planned expenditures for our new and expanded stores and the addition of freezers and coolers to approximately 225 stores.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facility.

The following tables summarize our material contractual obligations at January 29, 2011, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Lease Financing
Operating lease obligations	$1,703.4	$415.7	$365.5	$298.0	$234.0	$161.9	$228.3
Capital lease obligations	1.4	0.9	0.4	0.1	--	--	--

Long-term Borrowings
Credit Agreement	250.0	--	--	250.0	--	--	--
Revenue bond financing	16.5	16.5	--	--	--	--	--
Interest on long-term borrowings	4.0	1.9	1.9	0.2	--	--	--
Total obligations	$1,975.3	$435.0	$367.8	$548.3	$234.0	$161.9	$228.3

Commitments	Total	Expiring in 2011	Expiring in 2012	Expiring in 2013	Expiring in 2014	Expiring in 2015	Thereafter
Letters of credit and surety bonds	$122.6	$122.6	$--	$--	$--	$--	$--
Freight contracts	288.8	113.0	113.0	46.7	16.1	--	--
Technology assets	5.9	5.9	--	--	--	--	--
Total commitments	$417.3	$241.5	$113.0	$46.7	$16.1	$--	$--

Lease Financing
Operating Lease Obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to January 29, 2011 for stores that were not yet open on January 29, 2011.

Long-term Borrowings
Credit Agreement. On February 20, 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The interest rate on the facility was 0.76% at January 29, 2011.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 29, 2011, we had the $250.0 million term loan outstanding under the Agreement and no amounts outstanding under the $300.0 million revolving line of credit.

Revenue Bond Financing.  In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds.  We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi.  At January 29, 2011, the balance outstanding on the bonds was $16.5 million.  These bonds are due to be fully repaid in June 2018.  The bonds do not have a prepayment penalty as long as the interest rate remains variable.  The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.  We pay interest monthly based on a variable interest rate, which was 0.30% at January 29, 2011.

Interest on Long-term Borrowings.  This amount represents interest payments on the Credit Agreement and the revenue bond financing using the interest rates for each at January 29, 2011.

Commitments
Letters of Credit and Surety Bonds.  We are a party to two Letter of Credit Reimbursement and Security Agreements, one which provides $121.5 million for letters of credit and one which provides $50.0 million for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $106.9 million of purchases committed under these letters of credit at January 29, 2011.

We also have approximately $13.1 million of letters of credit and $2.5 million of surety bonds outstanding for our self-insurance programs and certain utility payment obligations at some of our stores.

Freight Contracts.  We have contracted outbound freight services from various carriers with contracts expiring through fiscal 2014.  The total amount of these commitments is approximately $288.8 million.

Technology Assets.  We have commitments totaling approximately $5.9 million to primarily purchase store technology assets for our stores during 2011.

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

In 2010, we entered into fuel derivative contracts with third parties which included approximately 0.6 million gallons of diesel fuel, or approximately 20% of our fuel needs from February 2011 through April 2011.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  In March 2011, we entered into fuel derivative contracts for approximately 2.8 million gallons of diesel fuel, or approximately 50% of our fuel needs from August 2011 through January 2012.

Critical Accounting Policies
The preparation of financial statements requires the use of estimates.  Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates.  Following is a discussion of the estimates that we consider critical.

Inventory Valuation
As discussed in Note 1 to the Consolidated Financial Statements, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis.  Cost is assigned to store inventories using the retail inventory method on a weighted-average basis.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  From our inception and through fiscal 2009, we used one inventory pool for this calculation.  Because of our investments over the years in our retail technology systems, we were able to refine our estimate of inventory cost under the retail method and on January 31, 2010, the first day of fiscal 2010, we began using approximately 30 inventory pools in our retail inventory calculation.  As a result of this change, we recorded a non-recurring, non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26.3 million in the first quarter of 2010.  The retail inventory method is an averaging method that has been widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.

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

Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at January 29, 2011 is based on estimated shrink for most of 2010, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree stores for the last few years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  We periodically adjust our shrink estimates to address these factors as they become apparent.

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

In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  We believe that our liability for uncertain tax positions is adequate.  For further discussion of our changes in reserves during 2010, see Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements” beginning on page 40 of this Form 10-K.

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

Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on April 12, 2009, April 4, 2010, and will be observed on April 24, 2011.  We believe that the later Easter in 2011 could result in a $15.0 million increase in sales in the first quarter of 2011 as compared to the first quarter of 2010.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, consumer sentiment or inclement weather.

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

Shipping Costs.  Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs.  We can give no assurances as to the final actual rates for 2011, as we are in the early stages of our negotiations.

Minimum Wage. In 2007, legislation was enacted that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour over a two year period with the final increase being enacted in July 2009.  As a result, our wages increased in 2009 and through the first half of 2010; however, we partially offset the increase in payroll costs through increased productivity and continued efficiencies in product flow to our stores.

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

The following table summarizes the financial terms of our interest rate swap agreements and the fair value of the interest rate swaps at January 29, 2011:

Hedging Instrument	Receive Variable	Pay Fixed	Expiration	Fair Value (Liability)
Two $75.0 million interest rate swaps	LIBOR	2.80%	3/31/11	($0.6 million)

Hypothetically, a 1% change in interest rates results in an approximate $1.5 million change in the amount paid or received under the terms of the interest rate swap agreement on an annual basis.  Due to many factors, management is not able to predict the changes in the fair values of our interest rate swaps.  These fair values are obtained from independent pricing services reflecting broker market quotes.

Diesel Fuel Cost Risk
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties which included approximately 0.6 million gallons of diesel fuel, or approximately 20% of the our fuel needs from February 2011 through April 2011. Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings. The fair value of these contracts at January 29, 2011 was an asset of $0.2 million.  In March 2011, we entered into fuel derivative contracts for approximately 2.8 million gallons of diesel fuel, or approximately 50% of our fuel needs from August 2011 through January 2012.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	30

Consolidated Statements of Operations for the years ended
January 29, 2011, January 30, 2010 and January 31, 2009	31

Consolidated Balance Sheets as of January 29, 2011 and
January 30, 2010	32

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended January 29, 2011, January 30, 2010 and
January 31, 2009	33

Consolidated Statements of Cash Flows for the years ended
January 29, 2011, January 30, 2010 and January 31, 2009	34

Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dollar Tree, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar Tree, Inc.’s  internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia

March 17, 2011

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 31,
(in millions, except per share data)	2011	2010	2009
Net sales	$5,882.4	$5,231.2	$4,644.9
Cost of sales, excluding non-cash
beginning inventory adjustment	3,768.5	3,374.4	3,052.7
Non-cash beginning inventory adjustment	26.3	-	-
Gross profit	2,087.6	1,856.8	1,592.2

Selling, general and administrative
expenses	1,457.6	1,344.0	1,226.4

Operating income	630.0	512.8	365.8

Interest expense, net	5.6	5.2	6.7
Other income, net	(5.5)	-	-

Income before income taxes	629.9	507.6	359.1

Provision for income taxes	232.6	187.1	129.6

Net income	$397.3	$320.5	$229.5

Basic net income per share	$3.13	$2.39	$1.69

Diluted net income per share	$3.10	$2.37	$1.69

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$311.2	$571.6
Short-term investments	174.8	27.8
Merchandise inventories	803.1	679.8
Deferred tax assets	16.3	6.2
Prepaid expenses and other current assets	27.9	20.2
Total current assets	1,333.3	1,305.6

Property, plant and equipment, net	741.1	714.3
Goodwill	173.1	133.3
Deferred tax assets	38.0	35.0
Other assets, net	95.0	101.5

TOTAL ASSETS	$2,380.5	$2,289.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16.5	$17.5
Accounts payable	261.4	219.9
Other current liabilities	190.5	189.9
Income taxes payable	64.4	48.6
Total current liabilities	532.8	475.9

Long-term debt, excluding current portion	250.0	250.0
Income taxes payable, long-term	15.2	14.4
Other liabilities	123.5	120.2

Total liabilities	921.5	860.5

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01. 400,000,000 shares
authorized, 123,393,816 and 131,284,455 shares
issued and outstanding at January 29, 2011
and January 30, 2010, respectively	1.2	0.9
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	(0.4)	(2.4)
Retained earnings	1,458.2	1,430.7
Total shareholders' equity	1,459.0	1,429.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,380.5	$2,289.7

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED JANUARY 29, 2011, JANUARY 30, 2010, AND JANUARY 31, 2009

				Accumulated
	Common		Additional	Other		Share-
	Stock	Common	Paid-in	Comprehensive	Retained	holders'
(in millions)	Shares	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at February 2, 2008	134.7	$0.9	$-	$0.1	$987.4	$988.4

Net income for the year ended
January 31, 2009	-	-	-	-	229.5	229.5
Other comprehensive loss, net of income tax
benefit of $1.7	-	-	-	(2.7)	-	(2.7)
Total comprehensive income						226.8
Issuance of stock under Employee Stock
Purchase Plan	0.2	-	3.6	-	-	3.6
Exercise of stock options, including
income tax benefit of $2.3	1.0	-	20.3	-	-	20.3
Stock-based compensation, net	0.2	-	14.1	-	-	14.1
Balance at January 31, 2009	136.1	0.9	38.0	(2.6)	1,216.9	1,253.2

Net income for the year ended
January 30, 2010	-	-	-	-	320.5	320.5
Other comprehensive income, net of income tax
expense of $0.1	-	-	-	0.2	-	0.2
Total comprehensive income						320.7
Issuance of stock under Employee Stock
Purchase Plan	0.2		1.4		3.1	4.5
Exercise of stock options, including
income tax benefit of $2.0	1.1	-	8.7	-	14.8	23.5
Repurchase and retirement of shares	(6.4)	-	(48.9)	-	(144.2)	(193.1)
Stock-based compensation, net, including
income tax benefit of $1.9	0.3	-	0.8	-	19.6	20.4
Balance at January 30, 2010	131.3	0.9	-	(2.4)	1,430.7	1,429.2

Net income for the year ended
January 29, 2011	-	-	-	-	397.3	397.3
Other comprehensive income, net of income tax
expense of $1.3	-	-	-	2.0	-	2.0
Total comprehensive income						399.3
Transfer from additional paid-in capital
for Common Stock dividend	-	0.4	(0.4)	-	-	-
Payment for fractional shares resulting
from Common Stock dividend	-	-	(0.3)	-	-	(0.3)
Issuance of stock under Employee Stock
Purchase Plan	0.1	-	4.4		-	4.4
Exercise of stock options, including
income tax benefit of $1.9	0.8	-	17.9	-	-	17.9
Repurchase and retirement of shares	(9.3)	(0.1)	(44.8)	-	(369.8)	(414.7)
Stock-based compensation, net, including
income tax benefit of $5.9	0.5	-	23.2	-	-	23.2
Balance at January 29, 2011	123.4	$1.2	$-	$(0.4)	$1,458.2	$1,459.0

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 31,
(In millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$397.3	$320.5	$229.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	159.7	157.8	161.7
Provision for deferred income taxes	(14.4)	(0.6)	17.0
Stock based compensation expense	28.3	21.7	16.7
Non-cash adjustment to beginning inventory	26.3	-	-
Other non-cash adjustments to net income	5.0	6.8	7.9
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(126.7)	(4.0)	(34.6)
Other assets	2.0	5.8	27.3
Accounts payable	28.1	27.0	(7.5)
Income taxes payable	15.2	2.0	(36.8)
Other current liabilities	(9.2)	30.5	6.1
Other liabilities	7.1	13.5	15.8
Net cash provided by operating activities	518.7	581.0	403.1

Cash flows from investing activities:
Capital expenditures	(178.7)	(164.8)	(131.3)
Purchase of short-term investments	(157.8)	(27.8)	(34.7)
Proceeds from sale of short-term investments	10.8	-	75.2
Purchase of restricted investments	(50.9)	(37.3)	(29.0)
Proceeds from sale of restricted investments	52.1	17.4	18.2
Acquisition of Dollar Giant, net of cash acquired of $1.9 million	(49.4)	-	-
Acquisition of favorable lease rights	(0.2)	-	(0.4)
Net cash used in investing activities	(374.1)	(212.5)	(102.0)

Cash flows from financing activities:
Principal payments under long-term debt and capital lease obligations	(15.1)	(0.4)	(1.2)
Payments for share repurchases	(417.1)	(190.7)	-
Proceeds from stock issued pursuant to stock-based
compensation plans	20.1	25.9	21.6
Tax benefit of exercises/vesting of equity based compensation	7.8	3.9	2.3
Net cash provided by (used in) financing activities	(404.3)	(161.3)	22.7

Effect of exchange rate changes on cash and cash equivalents	(0.7)	-	-

Net increase (decrease) in cash and cash equivalents	(260.4)	207.2	323.8

Cash and cash equivalents at beginning of year	571.6	364.4	40.6
Cash and cash equivalents at end of year	$311.2	$571.6	$364.4
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6.5	$7.1	$9.7
Income taxes	$223.7	$183.5	$140.4

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Dollar Tree, Inc. (the Company) is the leading operator of discount variety retail stores offering merchandise at the fixed price of $1.00 or less and operated 4,101 discount variety retail stores in the United States and Canada at January 29, 2011.  Below are those accounting policies considered by the Company to be significant.

Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency
The functional currencies of the Company’s international subsidiaries are primarily the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss).  Gains and losses from foreign currency transactions, which are included in non-operating income (expense), have not been significant.

Stock Dividend
On May 26, 2010, the Company’s Board of Directors approved a 3-for-2 stock split in the form of a 50% common stock dividend.  New shares were distributed on June 24, 2010 to shareholders of record as of the close of business on June 10, 2010.  As a result, all share and per share data in these consolidated financial statements and accompanying notes have been retroactively adjusted to reflect these dividends, each having the effect of a 3-for-2 stock split.

Segment Information
The Company's retail stores represent a single operating segment based on the way the Company manages its business.  Operating decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  The amounts of long-lived assets and net sales outside of the U.S. were not significant for any of the periods presented.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to “2010” or “Fiscal 2010,” “2009” or “Fiscal 2009,” and “2008” or “Fiscal 2008,” relates to as of or for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

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

Cash and Cash Equivalents
Cash and cash equivalents at January 29, 2011 and January 30, 2010 includes $271.4 million and $506.8 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value.  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

Short-Term Investments
The Company’s short-term investments at January 29, 2011 and January 30, 2010 were $174.8 million and $27.8 million, respectively.  These investments consisted primarily of government-sponsored municipal bonds.  These investments were classified as available for sale and were recorded at fair value, which approximates cost.  The government-sponsored municipal bonds can be converted into cash on the dates that the interest rates for these bonds reset, which is typically weekly or monthly, depending on terms of the underlying agreement.

Merchandise Inventories
Merchandise inventories at the Company’s distribution centers are stated at the lower of cost or market, determined on a weighted average cost basis.  Cost is assigned to store inventories using the retail inventory method on a weighted-average basis.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  From our inception through fiscal 2009, the Company used one inventory pool for this calculation.  Because of investments over the years in retail technology systems, the Company has been able to refine the estimate of inventory cost under the retail method.  On January 31, 2010, the first day of fiscal 2010, the Company began using approximately thirty inventory pools in its retail inventory calculation.  As a result of this change, the Company recorded a non-recurring, non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26.3 million in the first quarter of 2010.  This was a prospective change and did not have any effect on prior periods.  This change in estimate to include thirty inventory pools in the retail method calculation is preferable to using one pool in the calculation as it gives the Company a more accurate estimate of cost of store level inventories.

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $30.8 million and $27.4 million at January 29, 2011 and January 30, 2010, respectively.

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

Goodwill
Goodwill is not amortized, but rather tested for impairment at least annually.  In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2010 and determined that no impairment loss existed.

Other Assets, Net
Other assets, net consists primarily of restricted investments and intangible assets.  Restricted investments were $72.1 million and $78.4 million at January 29, 2011 and January 30, 2010, respectively and were purchased to collateralize long-term insurance obligations.  These investments consist primarily of government-sponsored municipal bonds, similar to the Company’s short-term investments and money market securities.  These investments are classified as available for sale and are recorded at fair value, which approximates cost.  Intangible assets primarily include favorable lease rights with finite useful lives and are amortized over their respective estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2010, 2009 and 2008, the Company recorded charges of $1.1 million, $1.3 million and $1.2 million, respectively, to write down certain assets.  These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Financial Instruments
The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and diesel fuel costs.  By entering into receive-variable, pay-fixed interest rate and diesel fuel swaps, the Company limits its exposure to changes in variable interest rates and diesel fuel prices.  The Company is exposed to credit-related losses in the event of non-performance by the counterparty to these instruments but minimizes this risk by entering into transactions with high quality counterparties.  Interest rate or diesel fuel cost differentials paid or received on the swaps are recognized as adjustments to interest and freight expense, respectively, in the period earned or incurred.  The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis.  The interest rate swaps that qualify for hedge accounting are recorded at fair value in the accompanying consolidated balance sheets as a component of “other liabilities”.  Changes in the fair value of these interest rate swaps are recorded in “accumulated other comprehensive loss”, net of tax, in the accompanying consolidated balance sheets.  The Company entered into diesel fuel swaps in the fourth quarter of 2009 that do not qualify for hedge accounting.  The fair values of these diesel fuel swaps are recorded in the accompanying consolidated balance sheets as a component of “other current assets”.

Fair Value Measurements
In 2008, the Financial Accounting Standards Board (FASB) released new guidance  which delayed the effective date to value all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) until 2009.  The adoption of the new guidance did not have a significant impact on the Consolidated Financial Statements.

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and

Level 3 - Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The Company’s cash and cash equivalents, short-term investments, restricted investments and interest rate and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 29, 2011.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents, short-term investments and restricted investments was $311.2 million, $174.8 million and $72.1 million, respectively at January 29, 2011.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the interest rate swap as of January 29, 2011 was a liability of $0.6 million, while the fair value of the diesel fuel swap was an asset of $0.2 million as of January 29, 2011.  These fair values were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

The carrying value of the Company's long-term debt approximates its fair value because the debt’s interest rate varies with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The Company recorded an impairment charge of $1.1 million in fiscal 2010 to reduce certain store assets to their estimated fair value.  The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.  There were no other changes related to level 3 assets.

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

Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "selling, general and administrative expenses" on the accompanying consolidated statements of operations.  Advertising costs approximated $11.1 million, $8.3 million and $6.6 million for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

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

Stock-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values.  Total stock-based compensation expense for 2010, 2009 and 2008 was $27.9 million, $21.7 million and $16.7 million, respectively.

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

NOTE 2 - BALANCE SHEET COMPONENTS

Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 29, 2011 and January 30, 2010 consists of the following:

	January 29,	January 30,
(in millions)	2011	2010

Land	$35.1	$29.4
Buildings	192.3	180.2
Leasehold improvements	706.3	634.2
Furniture, fixtures and equipment	980.9	895.5
Construction in progress	30.8	55.5

Total property, plant and equipment	1,945.4	1,794.8

Less: accumulated depreciation	1,204.3	1,080.5

Total property, plant and equipment, net	$741.1	$714.3

Depreciation expense was $159.7 million, $157.8 million and $161.1 million for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

Other Current Liabilities
Other current liabilities as of January 29, 2011 and January 30, 2010 consist of accrued expenses for the following:

	January 29,	January 30,
(in millions)	2011	2010

Compensation and benefits	$76.5	$71.3
Taxes (other than income taxes)	21.2	26.7
Insurance	29.7	27.4
Other	63.1	64.5

Total other current liabilities	$190.5	$189.9

Other Long-Term Liabilities

Other long-term liabilities as of January 29, 2011 and January 30, 2010 consist of the following:

	January 29,	January 30,
(in millions)	2011	2010

Deferred rent	$73.0	$69.3
Insurance	39.9	38.5
Other	10.6	12.4

Total other long-term liabilities	$123.5	$120.2

NOTE 3 - INCOME TAXES

Total income taxes were allocated as follows:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
(in millions)

Income from continuing operations	$232.6	$187.1	$129.6
Accumulated other comprehensive income(loss)
marking derivative financial instruments
to fair value	1.3	0.1	(1.7)
Stockholders' equity, tax benefit on
exercises/vesting of equity-based
compensation	(7.8)	(3.9)	(2.3)
	$226.1	$183.3	$125.6

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 31,
(in millions)	2011	2010	2009
Federal - current	$215.7	$160.2	$91.9
State - current	31.3	27.5	20.7
Total current	247.0	187.7	112.6

Federal - deferred	(10.0)	(0.4)	15.4
State - deferred	(4.4)	(0.2)	1.6
Total deferred	(14.4)	(0.6)	17.0

Provision for income taxes	$232.6	$187.1	$129.6

Included in current tax expense for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, are amounts related to changes in uncertain tax positions associated with temporary differences.

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax
benefit	3.4	3.3	3.0
Other, net	(1.5)	(1.4)	(1.9)
Effective tax rate	36.9%	36.9%	36.1%

The rate reduction in “other, net” consists primarily of benefits from the resolution of tax uncertainties, interest on tax reserves, federal jobs credits and tax-exempt interest.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets and liabilities are classified on the accompanying consolidated balance sheets based on the classification of the underlying asset or liability.  Significant components of the Company's net deferred tax assets (liabilities) follow:

	January 29,	January 30,
	2011	2010
(in millions)
Deferred tax assets:
Deferred rent	$31.4	$23.0
Accrued expenses	25.4	24.8
Property and equipment	-	4.3
State tax net operating losses and credit
carryforwards, net of federal benefit	6.4	6.7
Accrued compensation expense	22.5	22.2
Other	1.9	2.0
Total deferred tax assets	87.6	83.0
Valuation allowance	(4.8)	(6.1)
Deferred tax assets, net	82.8	76.9

Deferred tax liabilities:
Property and equipment	(4.6)	-
Goodwill	(15.8)	(15.1)
Prepaid expenses	(3.8)	(7.0)
Inventory	(4.3)	(13.6)
Total deferred tax liabilities	(28.5)	(35.7)

Net deferred tax asset	$54.3	$41.2

A valuation allowance of $4.8 million, net of Federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.

The company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2010 tax year and will participate for 2011.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  Our federal tax returns have been examined and all issues have been settled through our fiscal 2009 tax year.  In addition, several states completed their examination during fiscal 2010.  In general, fiscal years 2007 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2007 for some states.

The balance for unrecognized tax benefits at January 29, 2011, was $15.2 million.  The total amount of unrecognized tax benefits at January 29, 2011, that, if recognized, would affect the effective tax rate was $10.1 million (net of the federal tax benefit).  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended January 29, 2011:

(in millions)
Balance at January 30, 2010	$14.4
Additions, based on tax positions related to current year	0.7
Additions for tax positions of prior years	1.0
Reductions for tax positions of prior years	(0.1)
Settlements	(0.4)
Lapses in statute of limitations	(0.4)
Balance at January 29, 2011	$15.2

During fiscal 2010, the Company accrued potential interest of $0.7 million, related to these unrecognized tax benefits.  No potential penalties were accrued during 2010 related to the unrecognized tax benefits.  As of January 29, 2011, the Company has recorded a liability for potential penalties and interest of $0.1 million and $3.7 million, respectively.

It is possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months.  At this point it is not possible to estimate a range associated with the resolution of these audits.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
Future minimum lease payments under noncancelable store operating leases are as follows:

(in millions)

2011	$415.7
2012	365.5
2013	298.0
2014	234.0
2015	161.9
Thereafter	228.3

Total minimum lease payments	$1,703.4

The above future minimum lease payments include amounts for leases that were signed prior to January 29, 2011 for stores that were not open as of January 29, 2011.

Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $1.8 million under operating leases.

Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:
	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 31,
(in millions)	2011	2010	2009

Minimum rentals	$381.5	$349.9	$323.9
Contingent rentals	1.4	1.0	(0.3)

Related Parties
The Company leases properties for six of its stores from partnerships owned by related parties.  The total rental payments related to these leases were $0.5 million for each of the years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.  Total future commitments under related party leases are $2.5 million.

Freight Services
The Company has contracted outbound freight services from various contract carriers with contracts expiring through fiscal 2014.  The total amount of these commitments is approximately $288.8 million, of which approximately $113.0 million is committed in 2011 and in 2012, $46.7 million is committed in 2013 and $16.1 million is committed in 2014.

Technology Assets
The Company has commitments totaling approximately $5.9 million to purchase primarily store technology assets for its stores during 2011.

Letters of Credit
The Company is a party to two Letter of Credit Reimbursement and Security Agreements providing $121.5 million and $50.0 million, respectively for letters of credit.  Letters of credit under both of these agreements are generally issued for the routine purchase of imported merchandise and approximately $106.9 million was committed to these letters of credit at January 29, 2011.  As discussed in Note 5, the Company also has $150.0 million of available letters of credit included in the $550.0 million Unsecured Credit Agreement (the Agreement) entered into in 2008.  As of January 29, 2011, there were no letters of credit committed under the Agreement.

The Company also has approximately $13.1 million in stand-by letters of credit that serve as collateral for its self-insurance programs and expire in fiscal 2011.

Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores.  The total amount of the commitment is approximately $2.5 million, which is committed through various dates through fiscal 2012.

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

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  The Court has allowed notice to be sent to all California store managers employed since December 12, 2004, and a class of approximately 184 individuals remains.  The Company filed a motion to decertify the class which was both granted and denied in part.  The current class was redefined by the Court in its ruling which resulted in a significant reduction in the number of class members.  The Court on its own continued a previously scheduled March 2011 trial date.  A pretrial conference has been set for June 2011 at which time a new trial date will be established.  It is anticipated the case will go to trial in calendar year 2011.  The Company is vigorously defending itself in this matter.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  The Court ordered that notice be sent to potential plaintiffs and there are now approximately 363 opt-in plaintiffs.  The Company expects that the Court will rule upon a motion by the Company to decertify the collective action later in 2011.  In October 2009, 34 plaintiffs, most of whom are opt-in plaintiffs in the Alabama action, filed a new class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  On March 11, 2010, the case was dismissed with prejudice.  Plaintiffs then filed a motion requesting the Court to alter, amend and vacate its dismissal Order which the trial Court denied.  Plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fourth Circuit.  It is anticipated the Court will hand down a decision in 2011.

In 2010, two former assistant store managers filed a collective action against the Company in a Florida federal court.  Their amended claim is that they were required to work off the clock without compensation in violation of the Fair Labor Standards Act.  An additional 22 party plaintiffs have joined the suit.  The Company's motion to transfer venue to the U.S. District Court for the Eastern District of Virginia was recently overruled without prejudice pending future case developments.  There is no trial date.  The Company will continue to vigorously defend itself in this matter.

The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on its results of operations for the period in which they are resolved.

NOTE 5 - LONG-TERM DEBT

Long-term debt at January 29, 2011 and January 30, 2010 consists of the following:

	January 29,	January 30,
(in millions)	2011	2010

$550.0 million Unsecured Credit Agreement,
interest payable monthly at LIBOR,
plus 0.50%, which was 0.76% at
January 29, 2011, principal payable upon
expiration of the facility in February 2013	$250.0	$250.0

Demand Revenue Bonds, interest payable monthly
at a variable rate which was 0.30% at
January 29, 2011, principal payable on
demand, maturing June 2018	16.5	17.5

Total long-term debt	$266.5	$267.5

Less current portion	16.5	17.5

Long-term debt, excluding current portion	$250.0	$250.0

Maturities of long-term debt are as follows: 2011 - $16.5 million and 2013 - $250.0 million.

Unsecured Credit Agreement
In 2008, the Company entered into the Agreement which provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility is based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 29, 2011, the Company had the $250.0 million term loan outstanding under the Agreement and no amounts outstanding under the $300.0 million revolving line of credit.

Demand Revenue Bonds
In 1998, the Company entered into an unsecured Loan Agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19.0 million to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's distribution facility in Olive Branch, Mississippi.  The Bonds do not contain a prepayment penalty as long as the interest rate remains variable.  The Bonds contain a demand provision and, therefore, are classified as current liabilities.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Hedging Derivatives
In 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps are used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company pays interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions pay the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualify for hedge accounting treatment and expire in March 2011.  The fair value of these swaps as of January 29, 2011 was a liability of $0.6 million.

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties in 2009 and 2010 for 2.1 million gallons of diesel fuel, or approximately 65% of the Company’s fuel needs from November 2010 through January 2011 and approximately 0.6 million gallons of diesel fuel, or approximately 20% of the Company’s fuel needs from February 2011 through April 2011.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at January 29, 2011 was an asset of $0.2 million.  In March 2011, the Company entered into fuel derivative contracts for approximately 2.8 million gallons of diesel fuel, or approximately 50% of the Company's fuel needs from August 2011 through January 2012.

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at January 29, 2011 and January 30, 2010.

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	January 29,	January 30,	January 31,
(in millions, except per share data)	2011	2010	2009
Basic net income per share:
Net income	$397.3	$320.5	$229.5
Weighted average number of shares
outstanding	127.1	134.1	135.4

Basic net income per share	$3.13	$2.39	$1.69

Diluted net income per share:
Net income	$397.3	$320.5	$229.5
Weighted average number of shares
outstanding	127.1	134.1	135.4
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.9	0.9	0.7
Weighted average number of shares and
dilutive potential shares outstanding	128.0	135.0	136.1

Diluted net income per share	$3.10	$2.37	$1.69

At January 29, 2011 substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.  At January 30, 2010 and January 31, 2009, less than 0.1 million and 0.7 million stock options, respectively are not included in the calculation of the weighted average number of shares and dilutive potential shares outstanding because their effects would be anti-dilutive.

Share Repurchase Programs

The Company repurchased approximately 4.3 million shares for approximately $214.7 million in fiscal 2010.  The Company repurchased approximately 6.4 million shares for approximately $193.1 million in fiscal 2009.  The Company had no share repurchases in fiscal 2008.  At January 29, 2011, the Company had approximately $345.9 million remaining under Board authorization.

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

Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated statements of operations were as follows:

Year Ended January 29, 2011	$35.1 million
Year Ended January 30, 2010	30.4 million
Year Ended January 31, 2009	21.6 million

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

Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals were approximately $2.8 million and $1.8 million, respectively, at January 29, 2011 and January 30, 2010, and are included in "other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "other assets, net" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended January 29, 2011, January 30, 2010, or January 31, 2009.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

At January 29, 2011, the Company has eight stock-based compensation plans.  Each plan and the accounting method are described below.

Fixed Stock Option Compensation Plans
Under the Non-Qualified Stock Option Plan (SOP), the Company granted options to its employees for 1,570,896 shares of Common Stock in 1993 and 1,572,434 shares in 1994.  Options granted under the SOP have an exercise price of $0.57 and are fully vested at the date of grant.

Under the 1995 Stock Incentive Plan (SIP), the Company granted options to its employees for the purchase of up to 18.9 million shares of Common Stock.  The exercise price of each option equaled the market price of the Company's stock at the date of grant, unless a higher price was established by the Board of Directors, and an option's maximum term is 10 years.  Options granted under the SIP generally vested over a three-year period.  This plan was terminated on July 1, 2003 and replaced with the Company’s 2003 Equity Incentive Plan (EIP).

Under the EIP, the Company may grant up to 9.0 million shares of its Common Stock, plus any shares available for future awards under the SIP, to the Company’s employees, including executive officers and independent contractors.  The EIP permits the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock.  The exercise price of each stock option granted equals the market price of the Company’s stock at the date of grant.  The options generally vest over a three-year period and have a maximum term of 10 years.

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

The 2003 Non-Employee Director Stock Option Plan (NEDP) provides non-qualified stock options to non-employee members of the Company's Board of Directors.  The stock options are functionally equivalent to such options issued under the EIP discussed above.  The exercise price of each stock option granted equals the closing market price of the Company’s stock on the date of grant.  The options generally vest immediately.

The 2003 Director Deferred Compensation Plan permits any of the Company's directors who receive a retainer or other fees for Board or Board committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of the Company's common stock, or receive all or a portion of such fees in non-statutory stock options.  Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate.  If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the closing market price of a share of the Company's common stock on the date of deferral.  The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of the Company's common stock.  The exercise price will equal the fair market value of the Company's common stock at the date the option is issued.  The options are fully vested when issued and have a term of 10 years.

Restricted Stock
The Company granted 0.6 million, 0.6 million and 0.5 million service-based RSUs, net of forfeitures in 2010, 2009 and 2008, respectively, from the EIP and the EOEP to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $17.3 million, $12.8 million and $9.5 million of expense related to these RSUs during 2010, 2009 and 2008.  As of January 29, 2011, there was approximately $23.1 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 22 months.

In 2010, the Company granted 0.2 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2010 and future service of these officers through fiscal 2011.  The Company met these performance targets in fiscal 2010; therefore, the fair value of these RSUs of $7.8 million is being expensed over the service period.  The Company recognized $4.8 million of expense on these RSUs in 2010.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

In 2009, the Company granted 0.2 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2009 and future service of these officers through fiscal 2010.  The Company met these performance targets in fiscal 2009; therefore, the fair value of these RSUs of $6.4 million is being expensed over the service period.  The Company recognized $2.6 million and $2.7 million of expense on these RSUs in 2010 and 2009.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

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

The following table summarizes the status of RSUs as of January 29, 2011, and changes during the year then ended:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Nonvested at January 30, 2010	1,445,172	$24.86
Granted	827,925	40.07
Vested	(792,489)	24.07
Forfeited	(35,847)	31.05
Nonvested at January 29, 2011	1,444,761	$33.88

In connection with the vesting of RSUs in 2010, 2009 and 2008, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $11.1 million, $4.8 million and $2.6 million, respectively.  The total fair value of the restricted shares vested during the years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $19.1 million, $9.6 million and $8.0 million, respectively.

Stock Options
In 2010 and 2009, the Company granted less than 0.1 million service based stock options from the EIP, EOP and the NEDP, respectively.  In 2008, the Company granted a total of 0.8 million service-based stock options from these plans.  The fair value of all of these options is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  All options granted to directors vest immediately and are expensed on the grant date.  During 2010, 2009 and 2008, the Company recognized $2.3 million, $3.7 million and $4.7 million, respectively of expense related to service-based stock option grants.  As of January 29, 2011, there was approximately $1.3 million of total unrecognized compensation expense related to these stock options which is expected to be recognized over a weighted average period of five months.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of the awards granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.  Expected volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The weighted average assumptions used in the Black-Scholes option pricing model for grants in 2008 are as follows.  The 2010 and 2009 amounts are immaterial.

Fiscal 2008
Expected term in years	6.0
Expected volatility	45.7%
Annual dividend yield	-
Risk free interest rate	2.8%
Weighted average fair value of options
granted during the period	$8.97
Options granted	837,440

The following tables summarize the Company's various option plans and information about options outstanding at January 29, 2011 and changes during the year then ended.

Stock Option Activity

	January 29, 2011
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)

Outstanding, beginning of period	1,840,259	$19.34
Granted	10,462	46.52
Exercised	(798,098)	20.04
Forfeited	(30,552)	16.37
Outstanding, end of period	1,022,071	$19.16	4.6	$19.6

Options vested and expected to vest
at January 29, 2011	1,022,071	$19.16	4.6	$19.6

Options exercisable at end of period	791,177	$18.80	3.8	$25.5

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at January 29,	Remaining	Exercise	at January 29,	Exercise
Prices	2011	Contractual Life	Price	2011	Price

$0.57	1,555	N/A	$ 0.57	1,555	$ 0.57
$0.58 to $14.18	199,305	1.9	13.12	199,305	13.12
$14.19 to $19.86	486,314	5.2	17.55	321,171	17.39
$19.87 to $29.04	318,910	5.0	24.35	253,159	23.74
$29.05 to $32.24	5,525	8.8	32.22	5,525	32.22
$32.25 to $56.08	10,462	9.6	46.52	10,462	46.52

$0.57 to $56.08	1,022,071	4.6	$ 19.16	791,177	$ 18.80

The intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $16.0 million, $11.0 million and $7.2 million, respectively.

Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 2,639,063 shares of common stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 2,135,177 shares as of January 29, 2011.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Expected term	3 months	3 months	3 months
Expected volatility	13.2%	17.4%	25.6%
Annual dividend yield	-	-	-
Risk free interest rate	0.1%	1.8%	3.8%

NOTE 10 – ACQUISITION
On November 15, 2010, the Company completed its acquisition of 86 Dollar Giant stores, located in the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan.  These stores offer a wide assortment of quality general merchandise, contemporary seasonal goods and everyday consumables, all priced at $1.25 (CAD) or less.  This is the Company’s first expansion of its retail operations outside of the United States and provides the Company with a proven management team and distribution network as well as additional potential store growth in a new market.

The Company paid approximately $51.3 million including the assumption of certain liabilities.  The results of Dollar Giant store operations are included in the Company’s financial statements since the acquisition date and did not have a significant impact on the Company’s operating results in 2010.  This acquisition is immaterial to the Company’s operations as a whole and therefore no proforma disclosure of financial information has been presented.  The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed based on the exchange rate in effect at the date of purchase.

(in millions)

Cash	$1.9
Inventory	22.8
Other current assets	3.4
Property and equipment	10.1
Goodwill	39.5
Other intangibles	3.9
Debt	(13.8)
Accounts payable and
accrued liabilities	(16.5)
$51.3

Goodwill related to this acquisition is presented in the consolidated balance sheet at the exchange rate in effect at January 29, 2011; however, the opening balance sheet and resulting goodwill and acquired intangible assets are recorded based on the exchange rate in effect at the acquisition date.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2010 and 2009.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter

Fiscal 2010:
Net sales	$1,352.6	$1,377.9	$1,426.6	$1,725.3
Gross profit	$450.2	$483.5	$506.0	$647.9
Operating income	$102.6	$127.8	$140.9	$258.7
Net income	$63.6	$78.0	$93.2	$162.5
Diluted net income per share	$0.49	$0.61	$0.73	$1.29
Stores open at end of quarter	3,874	3,925	4,009	4,101
Comparable store net sales change	6.5%	6.7%	8.7%	3.9%

Fiscal 2009:
Net sales	$1,201.1	$1,222.8	$1,248.7	$1,558.6
Gross profit	$415.4	$421.8	$441.2	$578.4
Operating income	$97.6	$89.2	$107.6	$218.4
Net income	$60.4	$56.9	$68.2	$135.0
Diluted net income per share	$0.44	$0.42	$0.51	$1.01
Stores open at end of quarter	3,667	3,717	3,803	3,806
Comparable store net sales change	9.2%	6.8%	6.5%	6.6%

(1) Easter was observed on April 4, 2010 and April 12, 2009

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

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 29, 2011, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management has concluded that, as of January 29, 2011, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears below.

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

We have audited Dollar Tree, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dollar Tree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dollar Tree, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 29, 2011, and our report dated March 17, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia
March 17, 2011

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 16, 2011 (Proxy Statement), under the caption "Information concerning Nominees, Directors and Executive Officers.”

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth in the Proxy Statement under the caption "Our Principal Accountants," is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.	Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 29 of this Form 10-K.

2.
Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The foloowing exhibits, are filed as part of, or incorporated by reference into, this report.

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

10.26	Store Lease with Suburban Management and Related Renewals (Exhibit 10.1 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.27	Store Lease with DMK Associates and Related Renewals (Exhibit 10.2 to the company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.28	Store Lease with DMK Associates and Related Renewals (Exhibit 10.3 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.29	Description of Management Incentive Compensation Plan (Exhibit 10.29 to the Company’s January 30, 2010 Annual Report on Form 10-K/A, incorporated herein by this reference).*

10.30	Accelerated Share Repurchase Program Collared Master Confirmation dated March 19, 2010 (Exhibit 10.1 to the Company’s May 1, 2010 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.31	Accelerated Share Repurchase Program Supplemental Confirmation dated March 19, 2010 (Exhibit 10.2 to the Company’s May 1, 2010 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.32	Purchase Agreement dated October 10, 2010 (Exhibit 10.1 to the Company’s October 12, 2010 Current Report on Form 8-K, incorporated herein by this reference).

21.          Subsidiaries of the Registrant

21.1	Subsidiaries (filed herewith)

23.          Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

* Management contract or compensatory plan or arrangement

101.0        Interactve Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE: March 17, 2011	By: /s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 17, 2011

/s/ Bob Sasser
Bob Sasser	Director, President and	March 17, 2011
Chief Executive Officer
(principal executive officer)

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Lead Independent Director	March 17, 2011

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	March 17, 2011

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 17, 2011

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 17, 2011

/s/ H. Ray Compton
H. Ray Compton	Director	March 17, 2011

/s/ Conrad M. Hall		March 17, 2011
Conrad M. Hall	Director

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 17, 2011

/s/ Kevin S. Wampler	Chief Financial Officer
Kevin S. Wampler	(principal financial and	March 17, 2011
accounting officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 17, 2011

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 17, 2011