Form 10-Q
period 2011-04-30
DOLLAR TREE INC
filed 2011-05-19
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011
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

As of May 12, 2011, there were 122,277,013 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In millions, except per share data)	2011	2010

Net sales	$1,545.9	$1,352.6
Cost of sales, excluding non-cash
beginning inventory adjustment	1,005.1	876.1
Non-cash beginning inventory adjustment	-	26.3
Gross profit	540.8	450.2

Selling, general and administrative
expenses	379.1	347.6

Operating income	161.7	102.6

Interest expense, net	0.9	1.4
Other income, net	(0.7)	(0.9)

Income before income taxes	161.5	102.1

Provision for income taxes	60.5	38.5

Net income	$101.0	$63.6

Net income per share:
Basic	$0.82	$0.49
Diluted	$0.82	$0.49

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	January 29,	May 1,
(In millions)	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$371.3	$311.2	$338.6
Short-term investments	139.0	174.8	51.5
Merchandise inventories	771.2	803.1	707.7
Other current assets	44.0	44.2	47.0
Total current assets	1,325.5	1,333.3	1,144.8

Property, plant and equipment, net	760.2	741.1	719.4
Goodwill	175.0	173.1	133.3
Deferred tax assets	25.1	38.0	43.5
Other assets, net	95.5	95.0	101.7

Total Assets	$2,381.3	$2,380.5	$2,142.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16.5	$16.5	$17.5
Accounts payable	276.0	261.4	258.6
Other current liabilities	170.6	190.5	154.4
Income taxes payable	41.6	64.4	37.7
Total current liabilities	504.7	532.8	468.2

Long-term debt, exluding current portion	250.0	250.0	250.0
Income taxes payable, excluding current portion	15.4	15.2	15.0
Other liabilities	124.5	123.5	116.5

Total liabilities	894.6	921.5	849.7

Commitments and contingencies

Shareholders' equity	1,486.7	1,459.0	1,293.0

Total Liabilities and Shareholders' Equity	$2,381.3	$2,380.5	$2,142.7

Common shares outstanding	122.3	123.4	127.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(In millions)	2011	2010
Cash flows from operating activities:
Net income	$101.0	$63.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39.2	39.3
Other non-cash adjustments to net income	23.8	26.3
Changes in operating assets and liabilities	(7.7)	(93.4)
Net cash provided by operating activities	156.3	35.8

Cash flows from investing activities:
Capital expenditures	(58.3)	(45.1)
Purchase of short-term investments	(6.0)	(29.0)
Proceeds from sales of short-term investments	41.8	5.4
Purchase of restricted investments	-	(36.4)
Proceeds from sales of restricted investments	-	36.4
Other	0.4	-
Net cash used in investing activities	(22.1)	(68.7)

Cash flows from financing actvities:
Payments for share repurchases	(88.6)	(220.8)
Proceeds from stock issued pursuant to stock-based
compensation plan	3.9	13.3
Tax benefit of stock-based compensation	9.8	7.5
Other	(0.1)	(0.1)
Net cash used in financing activities	(75.0)	(200.1)

Effect of exchange rate changes on cash and cash equivalents	0.9	-

Net increase(decrease) in cash and cash equivalents	60.1	(233.0)
Cash and cash equivalents at beginning of period	311.2	571.6
Cash and cash equivalents at end of period	$371.3	$338.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1.4	$1.6
Income taxes	$59.5	$49.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 29, 2011 contained in the Company’s Annual Report on Form 10-K filed March 17, 2011.  The results of operations for the 13 weeks ended April 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2012.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of April 30, 2011 and May 1, 2010 and the results of its operations and cash flows for the periods presented.  The January 29, 2011 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. MERCHANDISE INVENTORIES

The Company assigns cost to store inventories using the retail inventory method, determined on a weighted average cost basis. Since inception through fiscal 2009, the Company used one inventory pool for this calculation. Over the years, the Company has invested in retail technology systems, that have allowed it to refine the estimate of inventory cost under the retail method. On January 31, 2010, the first day of fiscal 2010, the Company began using approximately thirty inventory pools in its retail inventory calculation.  As a result of this change, the Company recorded a non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of $26.3 million in the first quarter of 2010.  This was a prospective change and did not have any effect on prior periods. This change in estimate to include thirty inventory pools in the retail method calculation is preferable to using one pool in the calculation as this will give the Company a more accurate estimate of cost of store level inventories.

3. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties in 2010 for approximately 0.6 million gallons of diesel fuel or approximately 20% of the Company’s fuel needs from February 2011 through April 2011.  In March 2011, the Company entered into fuel derivative contracts for approximately 2.8 million gallons of diesel fuel, or approximately 50% of the Company’s fuel needs from August 2011 through January 2012.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other income, net” on the accompanying condensed consolidated income statements.  The fair value of these contracts at April 30, 2011 was an asset of $0.9 million.

4. FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, short-term investments, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2011.  As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents, short-term investments and restricted investments was $371.3 million, $139.0 million and $72.7 million, respectively at April 30, 2011.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps as of April 30, 2011 was an asset of $0.9 million and was estimated using Level 2 measurements in the fair value hierarchy.  The estimate used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying value of the Company’s long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  There were no changes in fair value related to these assets during the 13 weeks ended April 30, 2011.

5. INCOME TAXES

During the first quarter of 2011, the Company adjusted its balance of unrecognized tax benefits primarily as a result of recording accrued interest on uncertain tax liabilities and additional reserves.  Accordingly, “Income taxes payable long-term” was increased by $0.2 million.  The total amount of unrecognized tax benefits as of April 30, 2011, that, if recognized would affect the effective tax rate was $10.2 million (net of federal tax benefit).

6. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended
	April 30,	May 1,
(In millions, except per share data)	2011	2010
Basic net income per share:
Net income	$101.0	$63.6
Weighted average number of
shares outstanding	122.6	129.3
Basic net income per share	$0.82	$0.49

Diluted net income per share:
Net income	$101.0	$63.6
Weighted average number of
shares outstanding	122.6	129.3
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.9	1.0
Weighted average number of shares and
dilutive potential shares outstanding	123.5	130.3
Diluted net income per share	$0.82	$0.49

For the 13 weeks ended April 30, 2011 and May 1, 2010, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $9.0 million and $7.1 million, during the 13 weeks ended April 30, 2011 and May 1, 2010, respectively.

The Company granted approximately 0.4 million service-based RSUs from the Equity Incentive Plan (EIP) and the Executive Officer Equity Incentive Plan (EOEP) to employees and officers in the 13 weeks ended April 30, 2011.  The estimated $22.1 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $2.1 million of expense related to these RSUs during the 13 weeks ended April 30, 2011.

In fiscal 2011 the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2011.  If the Company meets these performance targets in fiscal 2011, then the RSUs will vest ratably over three years, ending April 1, 2014.  The Company recognized $0.4 million of expense related to these RSUs in the 13 weeks ended April 30, 2011.

The Company recognized $5.5 million of expense related to RSUs granted prior to fiscal 2011 in the 13 weeks ended April 30, 2011.  For the 13 weeks ended May 1, 2010, the Company recognized $3.4 million of expense related to RSUs.

In the 13 weeks ended April 30, 2011, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued.  During the 13 weeks ended May 1, 2010, approximately 0.7 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued.

8. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effects of foreign currency translation adjustments and recording the interest rate swaps entered into in March 2008 at fair value.  The following table provides a reconciliation of Net income to Total comprehensive income:

	13 Weeks Ended
	April 30,	May 1,
(In millions)	2011	2010

Net income	$101.0	$63.6

Foreign currency translation adjustments	$4.9	$-
Fair value adjustment-derivative cash
flow hedging instrument, net of tax	0.4	0.5

Total comprehensive income	$106.3	$64.1

Share Repurchase Program

The Company repurchased on the open market, approximately 1.7 million shares of common stock for approximately $88.6 million during the 13 weeks ended April 30, 2011.  As of April 30, 2011, the Company has $257.4 million remaining under the June 2010 repurchase authorization.

9. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) certification.  At present, approximately 265 individuals are included in the collective action.  The Company’s motion to decertify the collective action has been dismissed without prejudice to refile at a later date.  Additional discovery, pursuant to the Court’s direction, is presently ongoing. There is no scheduled trial date.

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  Following a partial decertification order, plaintiffs filed a Petition for Reconsideration of the Decertification Order alleging the existence of new facts relevant to the ruling.  That motion is scheduled to be argued on May 27, 2011.  A pretrial conference has been set for June 2011 at which time a new trial date will be established.  The class size is now 185 members.  It is anticipated the case will go to trial in calendar year 2011.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  Among other things, they seek monetary damages and back pay.  On March 31, 2011 the Court granted in part the company’s motion to decertify the class finding that plaintiffs could not maintain a nationwide collective action against the company.  Instead, only those plaintiffs, believed to be four in number, who were employed by Dollar Tree in its district where the court is located, may proceed with the case.  The company anticipates that plaintiffs will appeal the decertification ruling to the U.S Court of Appeals for the 11th Circuit.

In October 2009, 34 plaintiffs, most of whom were opt-in plaintiffs in the Alabama action, filed a class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  On March 11, 2010, the case was dismissed with prejudice.  Plaintiffs have filed an appeal to the U.S. Court of Appeals for the Fourth Circuit.  It is anticipated the Court will hand down a decision in 2011.

In 2010, two former assistant store managers filed a collective action against the Company in a Florida federal court.  Their amended claim is that they were required to work off the time clock without compensation in violation of the Fair Labor Standards Act.  An additional 22 party plaintiffs have joined the suit.  The Company’s motion to transfer venue to the U.S. District Court for the Eastern District of Virginia was recently overruled without prejudice pending future case developments.  There is no trial date.

In April of this year, an assistant store manager, on behalf of himself and all store managers and assistant managers employed by the Company in the state of California for the past four years, instituted a class action in a California state court, primarily alleging that the Company failed to reimburse him and others similarly situated for mileage expense incurred in the use of their personal vehicles for Company business.  The Company has just commenced its investigation of the allegations and will respond appropriately.

Also in April of this year, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by the Company to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation.  The Company has just commenced its investigation of the allegations and will respond appropriately.

The Company will vigorously defend itself in these matters.  The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on its results of operations for the period in which they are resolved.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 17, 2011.  Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	Our profitability is vulnerable to cost increases.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	We could encounter disruptions or additional costs in obtaining and distributing merchandise.

•	We may be unable to expand our square footage as profitably as planned.

•	Sales below our expectations during peak seasons may cause our operating results to suffer materially.

•	Our sales and profits rely on imported merchandise, which may increase in cost or become unavailable.

•	A downturn in economic conditions could adversely affect our sales.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors may reduce our sales and profits.

•	Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a takeover attempt that may be in a shareholder’s best interest.

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

At April 30, 2011 we operated 4,089 stores in 48 states and the District of Columbia, as well as 88 stores in Canada, with a total of 36.0 million selling square feet compared to 3,874 stores with 33.0 million selling square feet at May 1, 2010.  During the 13 weeks ended April 30, 2011, we opened 83 stores, expanded 41 stores and closed 7 stores, compared to 74 stores opened, 34 stores expanded and 6 stores closed during the 13 weeks ended May 1, 2010.  In the 13 weeks ended April 30, 2011 and May 1, 2010, we added approximately 0.8 million and 0.7 million selling square feet, respectively, of which approximately 0.2 million and 0.1 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 13 weeks ended April 30, 2011 was approximately 8,500 selling square feet.  We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended April 30, 2011, comparable store net sales increased 7.1% due to increased traffic and increased average ticket.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended April 30, 2011, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At April 30, 2011, we had frozen and refrigerated merchandise in approximately 1,960 stores compared to approximately 1,560 stores at May 1, 2010.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 3,655 qualified stores compared to approximately 2,990 stores at May 1, 2010.

We continue to see increases in the demand for basic, consumable products in 2011.  As a result, the mix of inventory carried in our stores continues to shift to more consumer product merchandise which we believe increases the traffic in our stores and helps to increase our sales.  This shift in mix may impact our merchandise costs.

We assign cost to store inventories using the retail inventory method, determined on a weighted average cost basis.  From our inception through fiscal 2009, we used one inventory pool for this calculation.  Because of our investments over the years in our retail technology systems we were able to refine our estimate of inventory cost under the retail method and on January, 31, 2010, the first day of fiscal 2010, we began using approximately thirty inventory pools in our retail inventory calculation.  As a result of this change, we recorded a non-recurring, non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of $26.3 million in the first quarter of 2010.  This was a prospective change and did not have any effect on prior periods.  This change in estimate to include thirty inventory pools in the retail method calculation is preferable to using one pool in the calculation as it gives us a more accurate estimate of cost of store level inventories.

Results of Operations

13 Weeks Ended April 30, 2011 Compared to the 13 Weeks Ended May 1, 2010

Net Sales.  Net sales increased 14.3%, or $193.4 million, over last year’s first quarter resulting from a 7.1% increase in comparable store net sales and sales in our new stores.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  Gross profit margin increased to 35.0% in the current quarter compared to 33.3% for the same quarter last year, which included the $26.3 million non-cash beginning inventory adjustment.  Without this charge, our gross profit margin for the 13 weeks ended April 30, 2011 decreased 20 basis points compared with the 35.2% gross profit margin, excluding the charge for the 13 weeks ended May 1, 2010.  This decrease can be attributed to the following:

•
Merchandise costs, including freight, increased approximately 30 basis points in the quarter due to higher freight costs compared to the prior year quarter resulting from higher ocean freight rates and diesel fuel costs partially offset by improved initial merchandise mark-on.

•	Occupancy and distribution costs decreased approximately 15 basis points in the current year quarter resulting from the leveraging of the comparable store net sales increase.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 24.5%, as a percentage of net sales, compared to 25.7% for the same period last year.  This decrease was primarily due to the following:

•
Payroll-related expenses decreased approximately 75 basis points due primarily to the leverage associated with the comparable store sales increase and lower health insurance costs in the current quarter.

•
Depreciation decreased approximately 35 basis points and store operating costs decreased approximately 15 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.

Operating Income. Operating income for the current quarter was 10.5% as a percentage of net sales compared to 7.6% for the same period last year.  The increase reflects the $26.3 million non-cash charge to reduce beginning inventory on the first day of fiscal 2010.  Excluding the charge, our operating income for the prior year quarter was 9.5% resulting in the operating income in the current year quarter increasing 100 basis points.  This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, slightly offset by lower gross profit margin as noted above.

Income Taxes. Our effective tax rate for the 13 weeks ended April 30, 2011 was 37.5% compared to 37.7% for the 13 weeks ended May 1, 2010.

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

The following table compares cash flow information for the 13 weeks ended April 30, 2011 and May 1, 2010:

	13 Weeks Ended
	April 30,	May 1,
(In millions)	2011	2010
Net cash provided by (used in):

Operating activities	$156.3	$35.8

Investing activities	(22.1)	(68.7)

Financing activities	(75.0)	(200.1)

Net cash provided by operating activities increased $120.5 million due primarily to decreased inventory levels and increased earnings before depreciation and amortization.  These increases were partially offset by decreased other non-cash adjustments resulting primarily from the $26.3 million adjustment to reduce beginning inventory in the prior year quarter.

Net cash used in investing activities decreased $46.6 million primarily due to an increase in short-term investment proceeds and reduced short-term investment purchases in the current year partially offset by increased capital expenditures.  Capital expenditures for new and relocated stores increased in the current year and we made payments for the expansion of our distribution center in Savannah, GA.

Net cash used in financing activities decreased $125.1 million compared with the prior year, primarily due to decreased share repurchases in the current year.

At April 30, 2011, our long-term borrowings were $266.5 million, our capital lease commitments were $1.3 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $121.5 million and $50.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $122.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of April 30, 2011.

We repurchased approximately 1.7 million and 0.6 million shares of common stock for approximately $88.6 million and $18.4 million during the 13 weeks ended April 30, 2011 and May 1, 2010, respectively.  We also expended $200.0 million in the first quarter of 2010 to repurchase 4.6 million shares under an Accelerated Share Repurchase Agreement.  We had less than 0.1 million shares totaling $2.4 million that were accrued as share repurchases at January 30, 2010 that settled during the 13 weeks ended May 1, 2010.  As of April 30, 2011, we had $257.4 million remaining under the June 2010 repurchase authorization.

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

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties in 2010 for approximately  0.6 million gallons of diesel fuel or approximately 20% of our fuel needs from February 2011 through April 2011.  In March 2011, we entered into fuel derivative contracts for approximately 2.8 million gallons of diesel fuel, or approximately 50% of our fuel needs from August 2011 through January 2012.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at April 30, 2011 was an asset of $0.9 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2011, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2011.

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended April 30, 2011:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
January 31, 2011 to February 26, 2011	402,000	$50.52	402,000	$325.6
February 27, 2011 to April 2, 2011	1,250,800	51.54	1,250,800	261.2
April 3, 2011 to April 30, 2011	67,000	56.73	67,000	257.4
Total	1,719,800	$51.50	1,719,800	$257.4

As of April 30, 2011, we had $257.4 million remaining under the June 2010 repurchase authorization.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. REMOVED AND RESERVED.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company’s June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.1	Description of Dollar Tree, Inc. Management Incentive Compensation Plan (filed herewith)

10.2	Dollar Tree, Inc. Named Executive Officer Restricted Stock Unit Award Agreement (filed herewith)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: May 19, 2011	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)