Form 10-Q
period 2011-07-30
DOLLAR TREE INC
filed 2011-08-18
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2011
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

As of August 11, 2011, there were 122,010,871 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In millions, except per share data)	2011	2010	2011	2010

Net sales	$1,542.4	$1,377.9	$3,088.3	$2,730.5
Cost of sales, excluding non-cash
beginning inventory adjustment	1,000.0	894.4	2,005.1	1,770.5
Non-cash beginning inventory adjustment	-	-	-	26.3
Gross profit	542.4	483.5	1,083.2	933.7

Selling, general and administrative
expenses	388.9	355.7	768.0	703.3

Operating income	153.5	127.8	315.2	230.4

Interest expense, net	0.7	1.6	1.6	3.0
Other (income) expense, net	0.5	1.2	(0.2)	0.3

Income before income taxes	152.3	125.0	313.8	227.1

Provision for income taxes	57.4	47.0	117.9	85.5

Net income	$94.9	$78.0	$195.9	$141.6

Net income per share:
Basic	$0.78	$0.61	$1.60	$1.10
Diluted	$0.77	$0.61	$1.59	$1.10

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 30,	January 29,	July 31,
(In millions)	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$421.6	$311.2	$429.3
Short-term investments	123.8	174.8	51.0
Merchandise inventories	813.9	803.1	751.6
Other current assets	49.0	44.2	29.8
Total current assets	1,408.3	1,333.3	1,261.7

Property, plant and equipment, net	783.1	741.1	724.1
Goodwill	175.0	173.1	133.3
Deferred tax assets	17.8	38.0	52.7
Other assets, net	94.7	95.0	85.5

Total Assets	$2,478.9	$2,380.5	$2,257.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15.5	$16.5	$16.5
Accounts payable	302.7	261.4	288.6
Other current liabilities	169.1	190.5	159.0
Income taxes payable	8.5	64.4	27.8
Total current liabilities	495.8	532.8	491.9

Long-term debt, excluding current portion	250.0	250.0	250.0
Income taxes payable, excluding current portion	15.5	15.2	15.2
Other liabilities	129.9	123.5	118.7

Total liabilities	891.2	921.5	875.8

Commitments and contingencies

Shareholders' equity	1,587.7	1,459.0	1,381.5

Total Liabilities and Shareholders' Equity	$2,478.9	$2,380.5	$2,257.3

Common shares outstanding	122.3	123.4	127.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 30,	July 31,
(In millions)	2011	2010
Cash flows from operating activities:
Net income	$195.9	$141.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	78.8	78.7
Other non-cash adjustments to net income	40.5	26.3
Changes in operating assets and liabilities	(56.0)	(92.8)
Net cash provided by operating activities	259.2	153.8

Cash flows from investing activities:
Capital expenditures	(121.3)	(90.1)
Purchase of short-term investments	(6.0)	(29.0)
Proceeds from sales of short-term investments	57.0	5.8
Purchase of restricted investments	(5.3)	(36.4)
Proceeds from sales of restricted investments	5.3	52.1
Other	-	(0.2)
Net cash used in investing activities	(70.3)	(97.8)

Cash flows from financing actvities:
Payments for share repurchases	(96.4)	(220.8)
Proceeds from stock issued pursuant to stock-based
compensation plan	8.0	16.0
Tax benefit of stock-based compensation	10.3	7.6
Other	(1.3)	(1.1)
Net cash used in financing activities	(79.4)	(198.3)

Effect of exchange rate changes on cash and cash equivalents	0.9	-

Net increase(decrease) in cash and cash equivalents	110.4	(142.3)
Cash and cash equivalents at beginning of period	311.2	571.6
Cash and cash equivalents at end of period	$421.6	$429.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2.0	$3.2
Income taxes	$145.0	$116.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 29, 2011 contained in the Company’s Annual Report on Form 10-K filed March 17, 2011.  The results of operations for the 13 weeks and 26 weeks ended July 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2012.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of July 30, 2011 and July 31, 2010 and the results of its operations and cash flows for the periods presented.  The January 29, 2011 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. MERCHANDISE INVENTORIES

The Company assigns cost to store inventories using the retail inventory method, determined on a weighted average cost basis. Since inception through fiscal 2009, the Company used one inventory pool for this calculation.  Over the years, the Company has invested in retail technology systems that have allowed it to refine the estimate of inventory cost under the retail method.  On January 31, 2010, the first day of fiscal 2010, the Company began using approximately thirty inventory pools in its retail inventory calculation.  As a result of this change, the Company recorded a non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of $26.3 million in the first quarter of 2010.  This was a prospective change and did not have any effect on prior periods.  This change in estimate to include thirty inventory pools in the retail method calculation is preferable to using one pool in the calculation as this gives the Company a more accurate estimate of cost of store level inventories.

3. FUEL DERIVATIVE CONTRACTS

The Company enters into fuel derivative contracts with third parties in order to manage fluctuations in cash flows resulting from changes in diesel fuel costs.  The Company has entered into fuel derivative contracts for approximately 5.6 million gallons of diesel fuel, or approximately 50% of the Company’s fuel needs from August 2011 through July 2012.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements.  The fair value of these contracts at July 30, 2011 was an asset of $0.4 million.

4. FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, short-term investments, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 30, 2011.  As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents, short-term investments and restricted investments was $421.6 million, $123.8 million and $72.7 million, respectively at July 30, 2011.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps as of July 30, 2011 was an asset of $0.4 million and was estimated using Level 2 measurements in the fair value hierarchy.  The estimate used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying value of the Company’s long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  There were no changes in fair value related to these assets during the 13 or 26 weeks ended July 30, 2011.

5. INCOME TAXES

During the second quarter of 2011, the Company adjusted its balance of unrecognized tax benefits primarily as a result of recording accrued interest on uncertain tax liabilities and additional reserves.  Accordingly, “Income taxes payable long-term” was increased by $0.1 million.  The total amount of unrecognized tax benefits as of July 30, 2011, that, if recognized would affect the effective tax rate was $10.3 million (net of federal tax benefit).

6. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In millions, except per share data)	2011	2010	2011	2010
Basic net income per share:
Net income	$94.9	$78.0	$195.9	$141.6
Weighted average number of
shares outstanding	122.3	127.3	122.4	128.3
Basic net income per share	$0.78	$0.61	$1.60	$1.10

Diluted net income per share:
Net income	$94.9	$78.0	$195.9	$141.6
Weighted average number of
shares outstanding	122.3	127.3	122.4	128.3
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.7	0.8	0.8	0.9
Weighted average number of shares and
dilutive potential shares outstanding	123.0	128.1	123.2	129.2
Diluted net income per share	$0.77	$0.61	$1.59	$1.10

For the 13 and 26 weeks ended July 30, 2011 and July 31, 2010, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $10.6 million and $19.6 million, during the 13 and 26 weeks ended July 30, 2011, respectively.  Stock-based compensation expense was $7.3 million and $14.4 million, during the 13 and 26 weeks ended July 31, 2010, respectively.

The Company granted approximately 0.4 million service-based RSUs from the Equity Incentive Plan (EIP) and the Executive Officer Equity Incentive Plan (EOEP) to employees and officers in the 26 weeks ended July 30, 2011.  The estimated $22.1 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $2.0 million and $4.0 million of expense related to these RSUs during the 13 and 26 weeks ended July 30, 2011.

In fiscal 2011 the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2011.  If the Company meets these performance targets in fiscal 2011, then the RSUs will vest ratably over three years, ending April 1, 2014.  The Company recognized $4.5 million and $4.9 million of expense related to these RSUs in the 13 and 26 weeks ended July 30, 2011.

At the 2011 Annual Meeting of Shareholders of the Company held on June 16, 2011, the Company’s shareholders approved the Omnibus Incentive Plan (the “Omnibus Plan”).  The Plan replaces and supersedes the 2003 Equity Incentive Plan, the 2004 Executive Officer Equity Plan, 2003 Non-Employee Director Stock Option Plan and the 2004 Executive Officer Cash Bonus Plan, except that any awards granted under the prior plans shall continue to be governed by the terms and conditions of such plans.  The Omnibus Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonuses, performance units, non-employee director stock options and other equity-related awards.  In July 2011 the Company granted RSUs with a fair value of $0.7 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 30, 2011 and ending on February 1, 2014.  Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period.  The Company recognized $0.3 million of expense related to these RSUs in the 13 and 26 weeks ended July 30, 2011.

The Company recognized $3.5 million and $9.0 million of expense related to RSUs granted prior to fiscal 2011 in the 13 and 26 weeks ended July 30, 2011.  For the 13 and 26 weeks ended July 31, 2010, the Company recognized $6.6 million and $12.6 million of expense related to RSUs.

In the 26 weeks ended July 30, 2011, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued.  During the 26 weeks ended July 31, 2010, approximately 0.7 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued.  Less than 0.1 million RSUs vested in the 13 weeks ended July 30, 2011 and July 31, 2010.

8. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effects of foreign currency translation adjustments and recording the interest rate swaps entered into in March 2008 at fair value.  The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In millions)	2011	2010	2011	2010

Net income	$94.9	$78.0	$195.9	$141.6

Foreign currency translation adjustments	(0.9)	-	4.0	-
Fair value adjustment-derivative cash
flow hedging instrument, net of tax	-	0.4	0.4	0.9
	(0.9)	0.4	4.4	0.9

Total comprehensive income	$94.0	$78.4	$200.3	$142.5

Share Repurchase Program

The Company repurchased on the open market, approximately 0.1 million and 1.9 million shares of common stock for approximately $8.2 million and $96.7 million during the 13 and 26 weeks ended July 30, 2011.  Approximately $0.3 million in share repurchases had not settled as of July 30, 2011 and this amount has been accrued in the accompanying condensed consolidated balance sheet as of July 30, 2011.  As of July 30, 2011, the Company has $249.2 million remaining under the June 2010 repurchase authorization.

9. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) certification.  At present, approximately 265 individuals are included in the collective action.  The Company’s motion to decertify the collective action has been dismissed without prejudice to refile at a later date. Plaintiffs have petitioned the 11th Circuit Court of Appeals for a writ of mandamus contending that the attorney-client privilege protects certain documents from production by plaintiffs to defendant as ordered by the trial judge. The production order is stayed awaiting a ruling by the appellate court.  There is no scheduled trial date.

In 2007, two store managers filed a class action against the Company in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  Following a partial decertification order last September, the trial court in July of this year entered an Order decertifying the entire remaining class and scheduled a conference in September to determine how the individual cases of the three named plaintiffs shall proceed.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.   On March 31, 2011 the Court granted in part the company’s motion to decertify the class finding that plaintiffs could not maintain a nationwide collective action against the Company.  Instead, only those plaintiffs, four in number, who were employed by Dollar Tree in the district where the court is located, were permitted to proceed with the case.  Subject to approval by the Court, the claims of those four plaintiffs have been settled in the third quarter for an immaterial amount.

In October 2009, 34 plaintiffs, most of whom were opt-in plaintiffs in the Alabama action, filed a class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  On March 11, 2010, the case was dismissed with prejudice.  Plaintiffs filed an appeal to the U.S. Court of Appeals for the Fourth Circuit.  The appeal has been fully briefed by the parties and oral argument is scheduled in September.

In April of this year, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by the Company to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation.  The Company removed the case to federal court and the plaintiffs have contested the removal and seek remand to state court.  The case presently awaits a ruling by the federal court of whether it will retain jurisdiction of the matter.

In June of this year, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that the Company in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, is selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items.  It seeks both monetary damages and injunctive relief.  Discovery is on-going and the case is scheduled for trial in February of next year.  Similar suits have been filed by Winn-Dixie in the same court against three other retailer defendants.

In July of 2011 law suits were filed against the company in three federal courts by three different assistant store managers, each alleging forced off the clock work in violation of the Fair Labor Standards Act.  The suits are in Georgia, Colorado and Texas, and each suit seeks state wide class certification for those assistant managers similarly situated during the relevant time periods.  The same law firm represents the plaintiffs in each of the cases.  The Company has just commenced its investigation of the allegations and will respond accordingly.

The Company will vigorously defend itself in these matters.  The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material effect on its results of operations for the period in which they are resolved.  Based on the information available to the Company, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, the Company is unable to express an opinion as to the outcome of those matters which are not settled and cannot estimate a potential range of loss on the outstanding matters.

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

At July 30, 2011 we operated 4,152 stores in 48 states and the District of Columbia, as well as 90 stores in Canada, with a total of 36.6 million selling square feet compared to 3,925 stores with 33.6 million selling square feet at July 31, 2010.  During the 26 weeks ended July 30, 2011, we opened 159 stores, expanded 64 stores and closed 18 stores, compared to 130 stores opened, 68 stores expanded and 11 stores closed during the 26 weeks ended July 31, 2010.  In the 26 weeks ended July 30, 2011 and July 31, 2010, we added approximately 1.5 million and 1.3 million selling square feet, respectively, of which approximately 0.3 million in each period was added through expanding existing stores.  The average size of stores opened during the 26 weeks ended July 30, 2011 was approximately 8,400 selling square feet.  We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 26 weeks ended July 30, 2011, comparable store net sales increased 4.7% and 5.9% due to a 3.6% increase in traffic and a 1.1% increase in average ticket.  We believe comparable store net sales continue to be positively affected by a number of our strategic initiatives.  Debit and credit card penetration continued to increase in the 13 and 26 weeks ended July 30, 2011 and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At July 30, 2011, we had frozen and refrigerated merchandise in approximately 2,040 stores compared to approximately 1,680 stores at July 31, 2010.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 3,735 qualified stores compared to approximately 3,085 stores at July 31, 2010.

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

Results of Operations

13 Weeks Ended July 30, 2011 Compared to the 13 Weeks Ended July 31, 2010

Net Sales.  Net sales increased 11.9%, or $164.5 million, over last year’s second quarter resulting from sales in our new stores and a 4.7% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  Gross profit margin improved to 35.2% in the current quarter compared to 35.1% for the same quarter last year.  This improvement can be attributed to the net of the following:

•
Merchandise costs, including freight, improved approximately 20 basis points in the quarter due to improved initial mark-on and a favorable adjustment related to prior periods partially offset by increased freight costs due to higher fuel prices and a change in the merchandise mix to include more consumable product.

•	Shrink costs increased approximately 15 basis points in the quarter due to more favorable true-ups on inventories taken in the prior year quarter.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 25.2%, as a percentage of net sales, compared to 25.8% for the same period last year.  This decrease was primarily due to the following:

•
Payroll-related expenses decreased approximately 30 basis points due primarily to the leverage associated with the comparable store sales increase, lower bonus accruals and lower health insurance costs in the current quarter partially offset by higher stock-based compensation and a less favorable adjustment to the workers’ compensation reserve in the current year quarter.

•	Depreciation decreased approximately 25 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.

Operating Income. Operating income for the current quarter was 10.0% as a percentage of net sales compared to 9.3% for the same period last year reflecting the increased gross profit margin and decreased selling, general and administrative expenses, as a percentage of net sales, noted above.

Income Taxes. Our effective tax rate for the 13 weeks ended July 30, 2011 was 37.7% compared to 37.6% for the 13 weeks ended July 31, 2010.

26 Weeks Ended July 30, 2011 Compared to the 26 Weeks Ended July 31, 2010

Net Sales.  Net sales increased 13.1%, or $357.9 million, over the same period last year resulting from sales in our new stores and a 5.9% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 26 weeks ended July 30, 2011, our gross profit margin improved to 35.1% compared to our gross profit margin of 34.2% for the 26 weeks ended July 31, 2010, which included the $26.3 million non-cash beginning inventory adjustment.  Without this charge, our gross profit margin decreased to 35.1% for the 26 weeks ended July 30, 2011 compared to 35.2% for the 26 weeks ended July 31, 2010.  This decrease can be attributed to higher shrink costs in the current year due to the prior year having more favorable true-ups on physical inventories.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 26 weeks ended July 30, 2011 decreased to 24.9%, as a percentage of net sales, compared to 25.8% for the same period last year.  This decrease was primarily due to the following:

•
Payroll-related expenses decreased 50 basis points due primarily to the leverage associated with the comparable store sales increase and lower health insurance costs in the current year partially offset by higher stock-based compensation in the current year.

•	Depreciation decreased 30 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current year.
•	Store operating costs decreased 15 basis points primarily due to the leveraging associated with the increase in comparable store net sales.

Operating Income. Operating income for the 26 weeks ended July 30, 2011 was 10.2% as a percentage of net sales compared to 8.4% for the same period last year.   This increase is due to the $26.3 million non-cash charge to reduce beginning inventory on the first day of fiscal 2010.  Excluding the charge, our operating income for the prior year, through July 31, 2010 was 9.4% resulting in the operating income in the current year through July 30, 2011 increasing 80 basis points.  This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, slightly offset by lower gross profit margin as noted above.

Income Taxes.  Our effective tax rate for the 26 weeks ended July 30, 2011 was 37.6% compared to 37.7% for the 26 weeks ended July 31, 2010.

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

The following table compares cash flow information for the 26 weeks ended July 30, 2011 and July 31, 2010:

	26 Weeks Ended
	July 30,	July 31,
(In millions)	2011	2010
Net cash provided by (used in):

Operating activities	$259.2	$153.8

Investing activities	(70.3)	(97.8)

Financing activities	(79.4)	(198.3)

Net cash provided by operating activities increased $105.4 million due primarily to decreased inventory levels and increased earnings before depreciation and amortization.  These increases were partially offset by decreased other non-cash adjustments resulting primarily from the $26.3 million adjustment to reduce beginning inventory in the prior year.

Net cash used in investing activities decreased $27.5 million primarily due to an increase in short-term investment proceeds and reduced short-term investment purchases in the current year partially offset by increased capital expenditures.  Capital expenditures for new and relocated stores increased in the current year and we made payments for the expansion of our distribution center in Savannah, GA.

Net cash used in financing activities decreased $118.9 million compared with the prior year, primarily due to fewer share repurchases in the current year.

At July 30, 2011, our long-term borrowings were $265.5 million, our capital lease commitments were $1.1 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $110.0 million and $85.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $177.0 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 30, 2011.

We repurchased approximately 1.9 million and 0.6 million shares of common stock for approximately $96.7 million and $18.4 million during the 26 weeks ended July 30, 2011 and July 31, 2010, respectively.  We also expended $200.0 million in the first quarter of 2010 to repurchase 4.6 million shares under an Accelerated Share Repurchase Agreement.  Approximately $0.3 million of share repurchases had not settled as of July 30, 2011 and this amount has been accrued in the accompanying condensed consolidated balance sheet as of July 30, 2011.  We had less than 0.1 million shares totaling $2.4 million that were accrued as share repurchases at January 30, 2010 that settled during the 26 weeks ended July 31, 2010.  As of July 30, 2011, we had $249.2 million remaining under the June 2010 repurchase authorization.

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

We enter into fuel derivative contracts with third parties in order to manage fluctuations in cash flows resulting from changes in diesel fuel costs.  We have entered into fuel derivative contracts for approximately 5.6 million gallons of diesel fuel, or approximately 50% of our fuel needs from August 2011 through July 2012.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at July 30, 2011 was an asset of $0.4 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 30, 2011, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will vigorously defend ourselves in these lawsuits.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved.  Based on the information available to us, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, we are unable to express an opinion as to the outcome of those matters which are not settled and cannot estimate a potential range of loss.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2011.

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended July 30, 2011:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
May 1, 2011 to May 28, 2011	-	$-	-	$345.9
May 29, 2011 to July 2, 2011	125,385	62.69	125,385	257.4
July 3, 2011 to July 30, 2011	5,200	64.99	5,200	249.2
Total	130,585	$62.78	130,585	$249.2

As of July 30, 2011, we had $249.2 million remaining under the June 2010 repurchase authorization.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. REMOVED AND RESERVED.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company's June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.2 to the Company's June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company's March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.1	Omnibus Incentive Plan (Exhibit 10.1 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference)

10.2	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.2 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference)

10.3	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference)

10.4	Form of Non-Employee Director Option Agreement (Exhibit 10.4 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: August 18, 2011	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)