Form 10-Q
period 2011-10-29
DOLLAR TREE INC
filed 2011-11-17
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2011
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

As of November 10, 2011, there were 119,025,096 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.
AND SUBSIDIARIES

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In millions, except per share data)	2011	2010	2011	2010

Net sales	$1,596.6	$1,426.6	$4,684.9	$4,157.1
Cost of sales, excluding non-cash
beginning inventory adjustment	1,036.0	920.6	3,041.1	2,691.1
Non-cash beginning inventory adjustment	-	-	-	26.3
Gross profit	560.6	506.0	1,643.8	1,439.7

Selling, general and administrative
expenses	395.7	365.1	1,163.7	1,068.4

Operating income	164.9	140.9	480.1	371.3

Interest expense, net	0.6	1.6	2.2	4.6
Other (income) expense, net	0.1	(5.4)	(0.1)	(5.1)

Income before income taxes	164.2	144.7	478.0	371.8

Provision for income taxes	59.7	51.5	177.6	137.0

Net income	$104.5	$93.2	$300.4	$234.8

Net income per share:
Basic	$0.87	$0.73	$2.47	$1.84
Diluted	$0.87	$0.73	$2.45	$1.82

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 29,	January 29,	October 30,
(In millions)	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$280.2	$311.2	$309.5
Short-term investments	-	174.8	82.5
Merchandise inventories	1,005.4	803.1	934.9
Other current assets	46.9	44.2	39.5
Total current assets	1,332.5	1,333.3	1,366.4

Property, plant and equipment, net	816.5	741.1	741.4
Goodwill	173.5	173.1	133.3
Deferred tax assets	15.0	38.0	40.0
Other assets, net	93.7	95.0	81.0

Total Assets	$2,431.2	$2,380.5	$2,362.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15.5	$16.5	$16.5
Accounts payable	351.9	261.4	303.2
Other current liabilities	209.0	190.5	227.3
Income taxes payable	10.7	64.4	19.5
Total current liabilities	587.1	532.8	566.5

Long-term debt, excluding current portion	250.0	250.0	250.0
Income taxes payable, excluding current portion	15.2	15.2	14.8
Other liabilities	132.0	123.5	118.6

Total liabilities	984.3	921.5	949.9

Commitments and contingencies

Shareholders' equity	1,446.9	1,459.0	1,412.2

Total Liabilities and Shareholders' Equity	$2,431.2	$2,380.5	$2,362.1

Common shares outstanding	119.0	123.4	125.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 29,	October 30,
(In millions)	2011	2010
Cash flows from operating activities:
Net income	$300.4	$234.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	119.9	117.6
Other non-cash adjustments to net income	49.3	40.5
Changes in operating assets and liabilities	(150.9)	(218.1)
Net cash provided by operating activities	318.7	174.8

Cash flows from investing activities:
Capital expenditures	(196.8)	(146.7)
Purchase of short-term investments	(6.0)	(60.8)
Proceeds from sales of short-term investments	180.8	6.1
Purchase of restricted investments	(5.3)	(36.4)
Proceeds from sales of restricted investments	5.3	52.0
Other	-	(0.2)
Net cash used in investing activities	(22.0)	(186.0)

Cash flows from financing actvities:
Payments for share repurchases	(345.9)	(275.9)
Proceeds from stock issued pursuant to stock-based
compensation plan	9.3	18.3
Tax benefit of stock-based compensation	10.5	7.8
Other	(1.5)	(1.1)
Net cash used in financing activities	(327.6)	(250.9)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	-

Net decrease in cash and cash equivalents	(31.0)	(262.1)
Cash and cash equivalents at beginning of period	311.2	571.6
Cash and cash equivalents at end of period	$280.2	$309.5
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2.5	$4.9
Income taxes	$201.3	$164.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 29, 2011 contained in the Company’s Annual Report on Form 10-K filed March 17, 2011.  The results of operations for the 13 weeks and 39 weeks ended October 29, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2012.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 29, 2011 and October 30, 2010 and the results of its operations and cash flows for the periods presented.  The January 29, 2011 balance sheet information was derived from the audited consolidated financial statements as of that date.

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

3. FUEL DERIVATIVE CONTRACTS

The Company enters into fuel derivative contracts with third parties in order to manage fluctuations in cash flows resulting from changes in diesel fuel costs.  The Company has entered into fuel derivative contracts for approximately 4.2 million gallons of diesel fuel, or approximately 50% of the Company’s fuel needs from November 2011 through July 2012 and 0.6 million gallons or approximately 20% of the Company’s fuel needs from August 2012 through October 2012.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” in the accompanying condensed consolidated income statements.  The fair value of these contracts at October 29, 2011 was an asset of $0.3 million which is included in “Other current assets” in the accompanying condensed consolidated balance sheets.

4. FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 29, 2011.  As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $280.2 million and $72.6 million, respectively at October 29, 2011.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps as of October 29, 2011 was an asset of $0.3 million and was estimated using Level 2 measurements in the fair value hierarchy.  The estimate used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying value of the Company’s long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  There were no changes in fair value related to these assets during the 13 or 39 weeks ended October 29, 2011.

5. INCOME TAXES

During the third quarter of 2011, the Company adjusted its balance of unrecognized tax benefits primarily as a result of recording accrued interest on uncertain tax liabilities and reducing reserves.  Accordingly, “Income taxes payable long-term” was reduced by $0.3 million.  The total amount of unrecognized tax benefits as of October 29, 2011, that, if recognized, would affect the effective tax rate was $10.0 million (net of federal tax benefit).

6. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In millions, except per share data)	2011	2010	2011	2010
Basic net income per share:
Net income	$104.5	$93.2	$300.4	$234.8
Weighted average number of
shares outstanding	119.8	126.9	121.6	127.8
Basic net income per share	$0.87	$0.73	$2.47	$1.84

Diluted net income per share:
Net income	$104.5	$93.2	$300.4	$234.8
Weighted average number of
shares outstanding	119.8	126.9	121.6	127.8
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.9	0.9	0.8	0.9
Weighted average number of shares and
dilutive potential shares outstanding	120.7	127.8	122.4	128.7
Diluted net income per share	$0.87	$0.73	$2.45	$1.82

For the 13 and 39 weeks ended October 29, 2011 and October 30, 2010, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense includes the fair value of granted stock options and restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $5.9 million and $25.5 million, during the 13 and 39 weeks ended October 29, 2011, respectively.  Stock-based compensation expense was $6.8 million and $21.3 million, during the 13 and 39 weeks ended October 30, 2010, respectively.

The Company granted approximately 0.4 million service-based RSUs from the Equity Incentive Plan (EIP) and the Executive Officer Equity Incentive Plan (EOEP) to employees and officers in the 39 weeks ended October 29, 2011.  The estimated $21.6 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $1.8 million and $5.9 million of expense related to these RSUs during the 13 and 39 weeks ended October 29, 2011.

In fiscal 2011 the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2011.  If the Company meets these performance targets in fiscal 2011, then the RSUs will vest ratably over three years, ending April 1, 2014.  The Company recognized $0.2 million and $5.1 million of expense related to these RSUs in the 13 and 39 weeks ended October 29, 2011.

At the 2011 Annual Meeting of Shareholders of the Company held on June 16, 2011, the Company’s shareholders approved the Omnibus Incentive Plan (the “Omnibus Plan”).  The Plan replaces and supersedes the 2003 Equity Incentive Plan, the 2004 Executive Officer Equity Plan, the 2003 Non-Employee Director Stock Option Plan and the 2004 Executive Officer Cash Bonus Plan, except that any awards granted under the prior plans shall continue to be governed by the terms and conditions of such plans.  The Omnibus Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonuses, performance units, non-employee director stock options and other equity-related awards.  In July 2011 the Company granted RSUs with a fair value of $0.7 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 30, 2011 and ending on February 1, 2014.  Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period.  The Company recognized less than $0.1 million of expense related to these RSUs in the 13 weeks ended October 29, 2011 and $0.4 million of expense related to these RSUs in the 39 weeks ended October 29, 2011.

The Company recognized $3.5 million and $12.5 million of expense related to RSUs granted prior to fiscal 2011 in the 13 and 39 weeks ended October 29, 2011.  For the 13 and 39 weeks ended October 30, 2010, the Company recognized $6.1 million and $18.7 million of expense related to RSUs.

In the 39 weeks ended October 29, 2011, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued.  During the 39 weeks ended October 30, 2010, approximately 0.7 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued.  Less than 0.1 million RSUs vested in each of the 13 weeks ended October 29, 2011 and October 30, 2010.

8. SHAREHOLDERS’ EQUITY

Comprehensive Income

The Company's comprehensive income reflects the effects of foreign currency translation adjustments and recording the interest rate swaps entered into in March 2008 at fair value.  The following table provides a reconciliation of net income to total comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In millions)	2011	2010	2011	2010

Net income	$104.5	$93.2	$300.4	$234.8

Foreign currency translation adjustments	(3.6)	-	0.4	-
Fair value adjustment-derivative cash
flow hedging instrument, net of tax	-	1.0	0.4	2.5
Income tax expense		(0.4)	-	(1.0)
	(3.6)	0.6	0.8	1.5

Total comprehensive income	$100.9	$93.8	$301.2	$236.3

Share Repurchase Program

On August 24, 2011, the Company entered into an agreement to repurchase $200.0 million of the Company’s common shares under an Accelerated Share Repurchase Agreement (ASR).  The entire $200.0 million was subject to a “collar” agreement.  Under this agreement, the Company initially received 2.6 million shares through September 2, 2011, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the “collar.”  The maximum number of shares that can be received under the agreement is 2.9 million.  The number of shares is determined based on the weighted average market price of the Company’s common stock, less a discount, during a specified period of time.  The repurchase period ranged from five to twelve weeks from August 24, 2011. The weighted average market price through October 29, 2011 as defined in the “collared” agreement was $76.42.  Therefore, if the transaction had settled on October 29, 2011, the Company would have received an additional 0.1 million shares under the “collared” agreement.  Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive.  Based on the hedge period reference price of $71.22, there is approximately $18.2 million of the $200.0 million related to the agreement, as of October 29, 2011, that is recorded as a reduction to shareholders’ equity pending final settlement of the agreement.  The ASR concluded in November which resulted in the Company receiving an additional 0.1 million shares.

The Company also repurchased on the open market, approximately 0.8 million and 2.6 million shares of common stock for approximately $49.1 million and $145.9 million, respectively, during the 13 and 39 weeks ended October 29, 2011.

In October 2011, the Company’s Board of Directors authorized the repurchase of an additional $1.5 billion of the Company’s common stock, which was in addition to the June 2010 authorization.  As of October 29, 2011, the Company has $1.5 billion remaining under repurchase authorizations.

9. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) certification.  At present, approximately 265 individuals are included in the collective action.  The Company’s motion to decertify the collective action has been dismissed without prejudice to refile at a later date. The Company has filed a motion relating to discovery issues which awaits the Court’s decision.  Once decided the Court indicated it will hold a status conference to determine how the case moves forward procedurally.  There is no scheduled trial date.

In 2007, three store managers filed two class actions against the Company which were consolidated in California federal court, claiming they and other California store managers should have been classified as non-exempt employees under California and federal law.  Following a partial decertification order last September, the trial court in July of this year entered an Order decertifying the entire remaining class and scheduled a conference in September to determine how the individual cases of the three named plaintiffs shall proceed.  The Plaintiffs asked the Court for a tolling of the statute of limitations so the decertified Plaintiffs could file their individual claims.  The Court granted this request and the decertified Plaintiffs have until December 8, 2011 to file individual suits against the Company.  There is no trial date set for the three remaining named Plaintiffs.

In 2008, the Company was sued under the Equal Pay Act in Alabama federal court by two female store managers alleging that they and other female store managers were paid less than male store managers.  On March 31, 2011 the Court granted in part the Company’s motion to decertify the class finding that plaintiffs could not maintain a nationwide collective action against the Company.  Instead, only those plaintiffs, four in number, who were employed by Dollar Tree in the district where the court is located, were permitted to proceed with the case.  The claims of those four plaintiffs have been settled with Court approval for an immaterial amount.

In October 2009, 34 plaintiffs, most of whom were opt-in plaintiffs in the Alabama action, filed a class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  On March 11, 2010, the case was dismissed with prejudice.  Plaintiffs filed an appeal to the U.S. Court of Appeals for the Fourth Circuit.  The appeal has been fully briefed by the parties and oral arguments are scheduled in January.

In April of this year, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by the Company to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation.  The Company removed the case to federal court which denied Plaintiffs’ motion for remand of the case to state court.  The case presently awaits a scheduling order.  This is no trial date.

In June of this year, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that the Company, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, is selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items.  It seeks both monetary damages and injunctive relief.  Discovery is on-going and the case is scheduled for trial in February of next year.  Similar suits have been filed by Winn-Dixie in the same court against three other retailer defendants.

In July and September 2011 law suits were filed against the Company in four federal courts by four different assistant store managers, each alleging forced off the clock work in violation of the Fair Labor Standards Act and applicable state law.  The suits are in Georgia, Colorado, Florida, and Texas.  The Texas suit has been settled, pending court approval, for an immaterial amount to be paid in the fourth quarter.  The Georgia suit seeks state wide class certification for those assistant managers similarly situated during the relevant time periods and the Florida and Colorado cases seek nationwide certifications for those assistant store managers similarly situated during the relevant time periods.  The same law firm represents the plaintiff in each of the cases.  The Company has commenced its investigation of the allegations and has filed motions to dismiss and motions to transfer venue to the Eastern District of Virginia in all remaining cases.  No hearing dates on these motions have been scheduled to date.  The Plaintiffs have filed a motion to consolidate all these and other related cases with the Federal Court Multi-District Litigation Panel.  This motion seeks to have all assistant store manager off-the-clock cases consolidated and transferred to the Southern District of Florida Miami Division under the purview of a single plaintiff assistant store manager off-the-clock case that has been stayed in that division.  A hearing on this motion is scheduled before the Panel in December.

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

At October 29, 2011 we operated 4,237 stores in 48 states and the District of Columbia, as well as 98 stores in Canada, with a total of 37.4 million selling square feet compared to 4,009 stores with 34.4 million selling square feet at October 30, 2010.  During the 39 weeks ended October 29, 2011, we opened 257 stores, expanded 88 stores and closed 23 stores, compared to 216 stores opened, 95 stores expanded and 13 stores closed during the 39 weeks ended October 30, 2010.  In the 39 weeks ended October 29, 2011 and October 30, 2010, we added approximately 2.3 million and 2.1 million selling square feet, respectively, of which approximately 0.3 million and 0.4 million, respectively, were added through expanding existing stores.  The average size of stores opened during the 39 weeks ended October 29, 2011 was approximately 8,400 selling square feet.  We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 39 weeks ended October 29, 2011, comparable store net sales increased 4.8% and 5.5%, respectively.  For the 13 weeks ended October 29, 2011, the increase was the result of a 3.4% increase in traffic and a 1.4% increase in average ticket.  We believe comparable store net sales continue to be positively affected by a number of our strategic initiatives.  Debit and credit card penetration continued to increase in the 13 and 39 weeks ended October 29, 2011 and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At October 29, 2011, we carried frozen and refrigerated merchandise in approximately 2,170 stores compared to approximately 1,800 stores at October 30, 2010.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 3,840 qualified stores at October 29, 2011, compared to approximately 3,300 stores at October 30, 2010.

We continue to see increases in the demand for basic, consumable products in 2011.  As a result, the mix of inventory carried in our stores continues to shift to more consumer product merchandise, which we believe increases the traffic in our stores and helps to increase our sales.  This shift in mix may impact our merchandise costs.

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

Results of Operations

13 Weeks Ended October 29, 2011 Compared to the 13 Weeks Ended October 30, 2010

Net Sales.  Net sales increased 11.9%, or $170.0 million, over last year’s third quarter resulting from sales in our new stores and a 4.8% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  Gross profit margin decreased to 35.1% in the current quarter compared to 35.5% for the same quarter last year.  This decrease is primarily the result of the net of the following:
•	improved initial merchandise mark-up,
•	a change in the merchandise mix to include more consumable products,
•	higher occupancy and distribution costs as a percentage of sales in our Canadian operations, and
•	higher fuel prices.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 24.8%, as a percentage of net sales, compared to 25.6% for the same period last year.  This decrease was primarily due to the net of the following:

•
Payroll-related expenses decreased approximately 80 basis points due primarily to lower hourly payroll costs, lower incentive compensation as a percentage of sales, lower stock-based compensation and the leverage associated with the comparable store net sales increase in the current quarter.

•	Depreciation expense decreased approximately 20 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current quarter.
•
Operating and corporate expenses increased approximately 30 basis points primarily due to a realized gain related to a legal matter in the prior year quarter and higher legal fees in the current year quarter.

Operating Income. Operating income for the current quarter was 10.3% as a percentage of net sales compared to 9.9% for the same period last year reflecting the decreased selling, general and administrative expenses partially offset by the decreased gross profit margin, as a percentage of net sales, noted above.

Income Taxes. Our effective tax rate for the 13 weeks ended October 29, 2011 was 36.4% compared to 35.6% for the 13 weeks ended October 30, 2010.

39 Weeks Ended October 29, 2011 Compared to the 39 Weeks Ended October 30, 2010

Net Sales.  Net sales increased 12.7%, or $527.8 million, over the same period last year resulting from sales in our new stores and a 5.5% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  For the 39 weeks ended October 29, 2011, our gross profit margin improved to 35.1% compared to our gross profit margin of 34.6% for the 39 weeks ended October 30, 2010, which included the $26.3 million non-cash beginning inventory adjustment.  Without this charge, our gross profit margin decreased to 35.1% for the 39 weeks ended October 29, 2011 from 35.3% for the 39 weeks ended October 30, 2010.  This decrease is primarily due to higher shrink costs in the current year as a result of the prior year having more favorable true-ups on physical inventories and a change in the merchandise mix to include more consumable products.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 39 weeks ended October 29, 2011 decreased to 24.8%, as a percentage of net sales, compared to 25.7% for the same period last year.  This decrease was primarily due to the following:

•
Payroll-related expenses decreased 60 basis points due primarily to lower hourly payroll costs, lower incentive compensation as a percentage of sales, lower health insurance costs and the leverage associated with the comparable store net sales increase in the current year.

•	Depreciation expense decreased 25 basis points primarily due to the leverage associated with the increase in comparable store net sales in the current year.

Operating Income. Operating income for the 39 weeks ended October 29, 2011 was 10.3% as a percentage of net sales compared to 8.9% for the same period last year.  This increase is partially due to the $26.3 million non-cash charge to reduce beginning inventory on the first day of fiscal 2010.  Excluding the charge, our operating income for the prior year, through October 30, 2010 was 9.6% resulting in the operating income in the current year through October 29, 2011 increasing 70 basis points.  This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, slightly offset by lower gross profit margin as noted above.

Income Taxes.  Our effective tax rate for the 39 weeks ended October 29, 2011 was 37.2% compared to 36.8% for the 39 weeks ended October 30, 2010.

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

The following table compares cash flow information for the 39 weeks ended October 29, 2011 and October 30, 2010:

	39 Weeks Ended
	October 29,	October 30,
(In millions)	2011	2010
Net cash provided by (used in):

Operating activities	$318.7	$174.8

Investing activities	(22.0)	(186.0)

Financing activities	(327.6)	(250.9)

Net cash provided by operating activities increased $143.9 million due primarily to decreased use of cash for inventory and increased earnings before depreciation and amortization.

Net cash used in investing activities decreased $164.0 million primarily due to an increase in short-term investment proceeds and reduced short-term investment purchases in the current year partially offset by increased capital expenditures.  Capital expenditures for new and relocated stores increased in the current year and we made payments for the expansion of our distribution center in Savannah, GA.

Net cash used in financing activities increased $76.7 million compared with the prior year primarily due to an increase in share repurchases in the current year.

At October 29, 2011, our long-term borrowings were $265.5 million, our capital lease commitments were $0.8 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $110.0 million and $85.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $128.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 29, 2011.

On August 24, 2011, we entered into an agreement to repurchase $200.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR).  The entire $200.0 million was subject to a “collar” agreement.  Under this agreement, we initially received 2.6 million shares through September 2, 2011, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The maximum number of shares that can be received under the agreement is 2.9 million.  The number of shares is determined based on the weighted average market price of our common stock, less a discount, during a specified period of time.  The repurchase period ranged from five to twelve weeks from August 24, 2011.  The weighted average market price through October 29, 2011 as defined in the “collared” agreement was $76.42.  Therefore, if the transaction had settled on October 29, 2011, we would have received an additional 0.1 million shares under the “collared” agreement.  Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive.  Based on the hedge period reference price of $71.22, there is approximately $18.2 million of the $200.0 million related to the agreement, as of October 29, 2011, that is recorded as a reduction to shareholders’ equity pending final settlement of the agreement.  The ASR concluded in November which resulted in the receipt of an additional 0.1 million of our shares.

We also repurchased, on the open market, approximately 2.6 million and 2.0 million shares of common stock for approximately $145.9 million and $90.8 million during the 39 weeks ended October 29, 2011 and October 30, 2010, respectively.  We also expended $200.0 million in the first quarter of 2010 to repurchase 4.6 million shares under an Accelerated Share Repurchase Agreement.  We had less than 0.1 million shares totaling $2.4 million that were accrued as share repurchases at January 30, 2010 that settled during the 39 weeks ended October 30, 2010.

In October 2011 our Board of Directors authorized the repurchase of an additional $1.5 billion of our common stock, which was in addition to the June 2010 authorization.  As of October 29, 2011, we had $1.5 billion remaining under repurchase authorizations.

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

We enter into fuel derivative contracts with third parties in order to manage fluctuations in cash flows resulting from changes in diesel fuel costs.  We have entered into fuel derivative contracts for approximately 4.2 million gallons of diesel fuel, or approximately 50% of our fuel needs from November 2011 through July 2012 and 0.6 million gallons or 20% of our fuel needs from August 2012 through October 2012.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at October 29, 2011 was an asset of $0.3 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 29, 2011, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended October 29, 2011:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
July 31, 2011 to August 27, 2011	3,126,300	$79.69	3,126,300	$-
August 28, 2011 to September 1, 2011	206,700	-	206,700	-
October 2, 2011 to October 29, 2011	-	-	-	1,500.0
Total	3,333,000	$74.75	3,333,000	$1,500.0

On August 24, 2011, we entered into an agreement to repurchase $200.0 million of our common shares under an Accelerated Share Repurchase Agreement (ASR).  The $200.0 million is reflected in the table above.  As of October 29, 2011, of the $200.0 million that is recorded as a reduction to shareholders’ equity, approximately $18.2 million is pending final settlement of the ASR.  See additional discussion of the ASR in the Liquidity and Capital Resource section of, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found elsewhere in this report.

In October 2011 our Board of Directors authorized the repurchase of an additional $1.5 billion of our common stock, which was in addition to the June 2010 authorization.  As of October 29, 2011, we had $1.5 billion remaining under repurchase authorizations.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. REMOVED AND RESERVED.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.
3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company’s June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.1	Omnibus Incentive Plan (Exhibit 10.1 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference)

10.2	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.2 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference)

10.3	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference)

10.4	Form of Non-Employee Director Option Agreement (Exhibit 10.4 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference)

10.5	Amendment to Change in Control Retention Agreement (Exhibit 10.1 to the Company’s October 6, 2011 Current Report on Form 8-K, incorporated herein by this reference)

10.6	Accelerated Share Repurchase Program Collared Master Confirmation dated August 24, 2011 (filed herewith and portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.7	Accelerated Share Repurchase Program Supplemental Confirmation dated August 24, 2011 (filed herewith and portions of the exhibit have been omitted pursuant to a request for confidential treatment)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: November 17, 2011	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)