Form 10-K
period 2012-01-28
DOLLAR TREE INC
filed 2012-03-15
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2012

Commission File No.0-25464
DOLLAR TREE, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-2018846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Volvo Parkway, Chesapeake, VA 23320
(Address of principal executive offices)

Registrant’s telephone number, including area code: (757) 321-5000

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	NASDAQ

Securities Registered Pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 29, 2011, was $7,748,097,313, based on a $65.55 average of the high and low sales prices for the Common Stock on such date.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

On March 7, 2012, there were 115,652,758 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 14, 2012, which will be filed with the Securities and Exchange Commission not later than May 25, 2012.

DOLLAR TREE, INC.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
•	costs of pending and possible future legal claims;
•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;
•	the average size of our stores to be added in 2012 and beyond;
•	the effect of a shift in merchandise mix to consumables and the increase in the number of our stores with freezers and coolers on gross profit margin and sales;
•	the net sales per square foot, net sales and operating income of our stores and store-level cash payback metrics;
•
the potential effect of the current economic downturn, inflation and other economic changes on our costs and profitability, including the potential effect of future changes in minimum wage rates, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;
•	our seasonal sales patterns including those relating to the length of the holiday selling seasons and the effect of an earlier Easter in 2012;
•	the capabilities of our inventory supply chain technology and other systems;
•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;
•	the capacity, performance and cost of our distribution centers;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our expectations regarding competition and growth in our retail sector; and
•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, and income taxes.

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

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to selectively disclose to them any material, nonpublic information or other confidential commercial information.  Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report as we have a policy against confirming information issued by others.  Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to “2012” or “fiscal 2012”, “2011” or “fiscal 2011”, “2010” or “fiscal 2010”, and “2009” or “fiscal 2009”, relate to as of or for the years ended February 2, 2013, January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I

Item 1.  BUSINESS

Overview
We are the leading operator of discount variety stores offering merchandise at the fixed price of $1.00.  We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors.  At January 28, 2012, we operated 4,351 discount variety retail stores.  Our stores operate under the names of Dollar Tree, Deal$, Dollar Tree Deal$, Dollar Giant and Dollar Bills.  Approximately 4,168 of these stores sell substantially all items for $1.00 or less in the United States and $1.25(CAD) or less in Canada.  Substantially all of the remaining stores, operating as Deal$, sell items for $1.00 or less but also sell items for more than $1.

We believe our optimal store size is between 8,000 and 10,000 selling square feet.  This store size provides the appropriate amount of space for our broad merchandise offerings while allowing us to provide great service to our customers.  As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 2,220 stores to increase sales and shopping frequency.  At February 2, 2008, we operated 3,411 stores in 48 states.  At January 28, 2012, we operated 4,252 stores in 48 states and the District of Columbia, as well as 99 stores in Canada.  Our selling square footage increased from approximately 28.4 million square feet in February 2008 to 37.6 million square feet in January 2012.  Our store growth has resulted primarily from opening new stores and the acquisition of Dollar Giant.

Business Strategy
Value Merchandise Offering.  We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere.  We buy approximately 58% to 60% of our merchandise domestically and import the remaining 40% to 42%.  Our domestic purchases include basic, seasonal, closeouts and promotional merchandise.  We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectations.  In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers' needs.

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

We have added freezers and coolers to certain stores and increased the amount of consumable merchandise carried by those stores.  We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix.  We have added freezers and coolers to 380 additional stores in 2011.  Therefore, as of January 28, 2012, we have freezers and coolers in 2,220 of our stores.  We plan to add them to 325 more stores in 2012.  As a result of the installation of freezers and coolers in select stores, consumable merchandise has grown as a percentage of purchases and sales and we expect this trend to continue. The following table shows the percentage of sales of each major product group for the years ended January 28, 2012 and January 29, 2011:

	January 28,	January 29,
Merchandise Type	2012	2011

Consumable	50.8%	49.5%
Variety categories	44.6%	45.8%
Seasonal	4.6%	4.7%

At any point in time, we carry approximately 6,200 items in our stores and as of the end of 2011 approximately 3,400 of our basic, everyday items are automatically replenished.  The remaining items are primarily ordered by our store managers on a weekly basis.  Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.

Customer Payment Methods.  All of our stores accept cash, checks, debit cards, VISA credit cards, Discover and American Express and approximately 1,140 stores accept MasterCard credit cards.  Along with the shift to more consumables and the rollout of freezers and coolers, we have increased the number of stores accepting Electronic Benefits Transfer(EBT) cards and food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) to approximately 3,860 stores as of January 28, 2012.

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

Cost Control.  We believe that our substantial buying power at the $1.00 price point and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category.  We also believe our ability to select quality merchandise helps to minimize markdowns.  We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost.  No vendor accounted for more than 10% of total merchandise purchased in any of the past five years.

Our supply chain systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores.  Controlling our inventory levels has resulted in more efficient distribution and store operations.

Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow, increase inventory turnover and control distribution and store operating costs.  Our automatic replenishment system replenishes key items, based on actual store level sales and inventory.  At the end of 2011, we had approximately 3,400 basic, everyday items on automatic replenishment.

Point-of-sale data allows us to track sales and inventory by merchandise category at the store level and assists us in planning for future purchases of inventory.  We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns.  Using this point-of-sale data to plan purchases of inventory has helped us increase our inventory turns in each of the last five years.  Our inventory turns were 4.2 in 2011.

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

Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  In the last five years, net sales increased at a compound annual growth rate of 11.8%.  We expect that the majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.

The following table shows the average selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2007	3,411	8,330	8,480
2008	3,591	8,440	8,100
2009	3,806	8,480	7,950
2010	4,101	8,570	8,400
2011	4,351	8,640	8,360

We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2011 and beyond, we plan to predominantly open stores that are approximately 8,000 - 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand.  At January 28, 2012, approximately 2,360 of our stores, totaling 65.4% of our selling square footage, were 8,000 selling square feet or larger.

We also continue to grow our Deal$ format, which offers an expanded assortment of merchandise including items that sell for more than $1.00.  These stores provide us an opportunity to leverage our Dollar Tree infrastructure in different merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  We operated 182 Deal$ stores as of January 28, 2012.

In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities.  We target stores for expansion based on the current sales per selling square foot and changes in market opportunities.  Stores targeted for expansion are generally less than 6,000 selling square feet in size.  Store expansions generally increase the existing store size by approximately 3,700 selling square feet.

Since 1995, we have added a total of 695 stores through several mergers and acquisitions.  Our acquisition strategy has been to target companies that have a similar single-price point concept that have shown success in operations or companies that provide a strategic advantage.  We evaluate potential acquisition opportunities in our retail sector as they become available.

In November 2010, we completed our acquisition of 86 Dollar Giant stores based in Vancouver, British Columbia.  These stores offer a wide assortment of quality general merchandise, contemporary seasonal goods and everyday consumables, all priced at $1.25 (CAD) or less.  The stores that we acquired operated in the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan and we now also have a store in Manitoba.  This is the first expansion of our retail operations outside of the United States and provides us with a proven management team and distribution network as well as additional potential store growth in a new market.

From time to time, we also acquire the rights to store leases through bankruptcy or other proceedings.  We will continue to take advantage of these opportunities as they arise depending upon several factors including their fit within our location and selling square footage size parameters.

Merchandising and Distribution.  Expanding our customer base is important to our growth plans.  We plan to continue to stock our new stores with a compelling mix of ever-changing merchandise that our current customers have come to appreciate.  Consumable merchandise typically leads to more frequent return trips to our stores resulting in increased sales.  The presentation and display of merchandise in our stores are critical to communicating value to our customers and creating a more exciting shopping experience.  We believe our approach to visual merchandising results in higher sales volume and an environment that encourages impulse purchases.

A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure.  In 2011, we expanded our Savannah distribution center to 1.0 million square feet.  In 2009, we purchased a new distribution center in San Bernardino, California which began shipping merchandise in April 2010.  This distribution center replaced the Salt Lake City distribution center which closed when its lease expired in April 2010.  We believe our distribution center network is currently capable of supporting approximately $8.0 billion in annual sales in the United States.  New distribution sites, like this one in San Bernardino, California, are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.  In 2012, we plan to begin construction on a new distribution center in the Northeast which is expected to begin shipping product in 2013.  We also are a party to an agreement which provides distribution services from two facilities in Canada.

Our stores receive approximately 90% of their inventory from our distribution centers via contract carriers.  The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors.  For more information on our distribution center network, see Item 2 “Properties” beginning on page 13 of this Form 10-K.

Competition
The retail industry is highly competitive and we expect competition to increase in the future.  We operate in the discount retail merchandise business, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service.  Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, discount retailers and variety retailers.  In addition, several competitors have locations with dollar price point merchandise in their stores, which increases competition.  We believe we differentiate ourselves from other retailers by providing high value, high quality, low cost merchandise in attractively designed stores that are conveniently located.  Our sales and profits could be reduced by increases in competition.  There are no significant economic barriers for others to enter our retail sector.

Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, the Dollar Tree logo with a “1”, and "One Price...One Dollar."  In addition, we own a concurrent use registration for "Dollar Bill$" and the related logo.  We also acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry.  Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything!," and "Everything's $1.00."  With the acquisition of Deal$, we became the owners of the trademark “Deal$”.  With the acquisition of Dollar Giant, we became the owners of the trademark “Dollar Giant” and others in Canada. We have federal trademark registrations for a variety of private labels that we use to market some of our product lines.  Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

Employees
We employed approximately 14,170 full-time and 58,600 part-time associates on January 28, 2012.  Part-time associates work an average of less than 35 hours per week.  The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

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

Future increase in costs such as the cost of merchandise, wage and benefit costs, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability.  We do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer.  We are dependent on our ability to adjust our product assortment, to operate more efficiently or effectively or to increase our comparable store net sales in order to offset inflation.  We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future.  Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 19 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation involving employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  We are currently defendants in several employment-related class action cases and changes in Federal law could cause these types of claims to rise.  The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time.  In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required.  The cost to defend current and future litigation may be significant.  There also may be adverse publicity associated with litigation, including litigation related to product safety and customer information, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

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

Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

Existing store sales growth is dependent on a variety of factors including merchandise selection and availability, store operations and customer satisfaction.  In addition, competition could affect our sales.  Our highest sales periods are the Christmas and Easter seasons and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter.  In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores.  A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year.  Untimely merchandise delays due to receiving or distribution problems could have a similar effect.  Easter was observed on April 4, 2010, April 24, 2011, and will be observed on April 8, 2012.

Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms.  In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals.  Turmoil in the financial markets has made it difficult for third party developers to obtain financing for new projects.  We also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores.  We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

Risks associated with our domestic and foreign suppliers from whom our products are sourced could affect our financial performance.

We are dependent on our vendors to supply merchandise in a timely and efficient manner.  If a vendor fails to deliver on its commitments due to financial or other difficulties, we could experience merchandise shortages which could lead to lost sales or increased merchandise costs if alternative sources must be used.

Merchandise imported directly accounts for approximately 40% to 42% of our total retail value purchases.  In addition, we believe that a portion of our goods purchased from domestic vendors is imported.  China is the source of a substantial majority of our imports.  Imported goods are generally less expensive than domestic goods and increase our profit margins.  A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits.  Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:

•	raw material shortages, work stoppages, strikes and political unrest;
•	economic crises and international disputes;
•	changes in currency exchange rates or policies and local economic conditions, including inflation in the country of origin; and
•	failure of the United States to maintain normal trade relations with China.

We could encounter disruptions in our distribution network or additional costs in distributing merchandise.

Our success is dependent on our ability to transport merchandise to our distribution centers and then ship it to our stores in a timely and cost-effective manner.  We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems.  Additionally, if a vendor fails to deliver on its commitments, we could experience merchandise shortages that could lead to lost sales or increased costs.  Some of the factors that could have an adverse effect on our distribution network or costs are:

•	Shipping disruption. Our oceanic shipping schedules may be disrupted or delayed from time to time.
•	Shipping costs. We could experience increases in shipping rates imposed by the trans-Pacific ocean carriers. Changes in import duties, import quotas and other trade sanctions could increase our costs.
•	Diesel fuel costs. We have experienced significant volatility in diesel fuel costs over the past few years, which could recur unexpectedly, at any time.
•
Vulnerability to natural or man-made disasters.  A fire, explosion or natural disaster at a port or any of our distribution facilities could result in a loss of merchandise and impair our ability to adequately stock our stores.  Some facilities are vulnerable to earthquakes, hurricanes or tornadoes.

•	Labor disagreement. Labor disagreements, disruptions or strikes may result in delays in the delivery of merchandise to our distribution centers or stores and increase costs.
•
War, terrorism and other events.  War and acts of terrorism in the United States, the Middle East, or in China or other parts of Asia, where we buy a significant amount of our imported merchandise, could disrupt our supply chain or increase our transportation costs.

•	Economic conditions. Suppliers may encounter financial or other difficulties.

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

Our gross profit margin could decrease if we increase the proportion of higher cost goods we sell in the future.  In recent years, the percentage of our sales from higher cost consumable products has increased and is likely to increase in 2012.  As a result, our gross profit margin could decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage.  We can give no assurance that we will be able to do so.

Pressure from competitors may reduce our sales and profits.

The retail industry is highly competitive.  The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies.  We expect competition to increase in the future.  There are no significant economic barriers for others to enter our retail sector.  Some of our current or potential competitors have greater financial resources than we do.  We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors.  Please see Item 1, “Business,” beginning on page x of this Form 10-K for further discussion of the effect of competition on our operations.

A significant disruption in or security breach in our computer systems could adversely affect our operations or our ability to secure customer, employee and company data.

We rely extensively on our computer systems to manage inventory, process customer transactions and summarize results.  Systems may be subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic events.  If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions, which could aversely affect our results of operations.

The protection of customer, employee, and company data is increasingly demanding, with frequent imposition of new requirements across our business.  In addition, our customers have a high expectation that we will adequately protect their personal information.  A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, and/or lawsuits.

Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

Our growth and performance is dependent on the skills, experience and contributions of our associates, executives and key personnel.  Various factors, including overall labor availability, wage rates, regulatory or legislative impacts, and benefit costs could impact the ability to attract and retain qualified associates at our stores, distribution centers and corporate office.

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

In 2010, the shareholders approved an amendment to our Articles of Incorporation which will result in the declassification of our Board of Directors in 2012.

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES

Stores
As of January 28, 2012, we operated 4,351 stores in 48 states and the District of Columbia, as well as the Canadian provinces of British Columbia, Ontario, Alberta, Saskatchewan and Manitoba as detailed below:

Alabama	91	Maine	22	Oklahoma	52
Arizona	80	Maryland	94	Oregon	80
Arkansas	46	Massachusetts	82	Pennsylvania	230
California	363	Michigan	164	Rhode Island	19
Colorado	71	Minnesota	70	South Carolina	80
Connecticut	43	Mississippi	54	South Dakota	9
Delaware	24	Missouri	86	Tennessee	109
District of Columbia	1	Montana	9	Texas	268
Florida	306	Nebraska	16	Utah	39
Georgia	167	Nevada	31	Vermont	6
Idaho	23	New Hampshire	29	Virginia	141
Illinois	177	New Jersey	96	Washington	83
Indiana	96	New Mexico	31	West Virginia	33
Iowa	34	New York	187	Wisconsin	82
Kansas	32	North Carolina	169	Wyoming	12
Kentucky	73	North Dakota	6
Louisiana	68	Ohio	168

Alberta	16	Manitoba	1	Saskatchewan	3
British Columbia	39	Ontario	40

We lease the vast majority of our stores and expect to lease the majority of our new stores as we expand.  Our leases typically provide for a short initial lease term, generally five years, with options to extend, however in some cases we have initial lease terms of seven to ten years.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.

Distribution Centers
The following table includes information about the distribution centers that we own and operate in the United States.  In 2011, we expanded our Savannah distribution center to 1.0 million square feet.  In 2009, we purchased a new distribution center in San Bernardino, California which began shipping merchandise in April 2010.  This facility replaced the Salt Lake City distribution center which closed when its lease expired in April 2010.  We believe our distribution center network is currently capable of supporting approximately $8.0 billion in annual sales in the United States.  In 2012, we plan to begin construction on a new distribution center in the Northeast which is expected to begin shipping product in 2013.

Location	Size in Square Feet

Chesapeake, Virginia	400,000
Olive Branch, Mississippi	425,000
Joliet, Illinois	1,200,000
Stockton, California	525,000
Briar Creek, Pennsylvania	1,003,000
Savannah, Georgia	1,014,000
Marietta, Oklahoma	603,000
San Bernardino, California	448,000
Ridgefield, Washington	665,000

Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems.  With the exception of our Ridgefield facility, each of our distribution centers in the United States also contains automated conveyor and sorting systems.

We are also a party to an agreement which provides distribution services from facilities in British Columbia and Ontario.

For more information on financing of our distribution centers, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations- Funding Requirements" beginning on page 19 of this Form 10-K.

Item 3.  LEGAL PROCEEDINGS

From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•	employment-related matters;

•	infringement of intellectual property rights;

•	personal injury/wrongful death claims;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission or other jurisdictions; and

•	real estate matters related to store leases.

In 2006, a former store manager filed a collective action against us in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) certification.  At present, approximately 265 individuals are included in the collective action.  Our motion to decertify the collective action was dismissed without prejudice in 2010.  We filed another motion to decertify on February 29, 2012.  There is no scheduled trial date.

In 2009, 34 plaintiffs, filed a class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  In 2010, the case was dismissed with prejudice.  Plaintiffs appealed to the U.S. Court of Appeals for the Fourth Circuit.  The appeal has been fully briefed by the parties and oral arguments were conducted in January 2012.  The parties await a decision of the appellate court which is expected by late spring or summer of 2012.

In April 2011, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by us to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation.  We removed the case to federal court which denied Plaintiffs’ motion for remand of the case to state court.  The case presently awaits a scheduling order.  There is no trial date.

In June 2011, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that we, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, are selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items.  It seeks both monetary damages and injunctive relief.  At approximately the same time, Winn-Dixie also sued Dollar General, Inc. and Big Lots, Inc. making essentially the same allegations against them and seeking the same relief. The court consolidated the three cases and they are set for trial on May 7, 2012.

In the summer and fall of 2011 collective action lawsuits were filed against us in six federal courts by different assistant store managers, each alleging he or she was forced to work off the clock in violation of the Fair Labor Standards Act.  The suits were filed in Georgia, Colorado, Florida, Michigan, Illinois, and Maryland.  The Maryland case has since been dismissed.  In all of the remaining cases, plaintiffs also assert various state law claims for which they seek class treatment.  The Georgia suit seeks statewide class certification for those assistant managers similarly situated during the relevant time periods and the Florida, Colorado, Michigan and Illinois cases seek nationwide certifications for those assistant store managers similarly situated during the relevant time periods.  The Illinois case also includes a purported class of all other hourly store associates, making the same allegations on their behalf.  We have commenced our investigation and have filed motions to dismiss and motions to transfer venue to the Eastern District of Virginia in all cases.  No rulings on these motions have been made to date.  The Plaintiffs filed a motion with the federal court Multi-District Litigation Panel to consolidate all these and other related cases and that motion was denied. To date, the only cases in which class certification motions have been filed are in the Illinois and Colorado actions.  None of the cases have been assigned a trial date.

We will vigorously defend ourselves in these matters.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved.  Based on the information available, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, we are unable to express an opinion as to the outcome of those matters which are not settled and cannot estimate a potential range of loss on the outstanding matters.

Item 4.  MINE SAFETY DISCLOSURES

None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDHER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Select Market®.  Our common stock has been traded on Nasdaq under the symbol "DLTR" since our initial public offering on March 6, 1995.  The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended January 29, 2011:

First Quarter	$41.79	$31.33
Second Quarter	45.12	38.40
Third Quarter	52.62	40.60
Fourth Quarter	57.99	50.09

Fiscal year ended January 28, 2012:

First Quarter	$58.50	$48.51
Second Quarter	70.54	57.64
Third Quarter	82.49	60.00
Fourth Quarter	86.64	72.08

On March 7, 2012, the last reported sale price for our common stock, as quoted by Nasdaq, was $91.65 per share.  As of March 7, 2012, we had approximately 361 shareholders of record.

The following table presents our share repurchase activity for the 13 weeks ended January 28, 2012:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
October 30, 2011 to November 26, 2011	2,896,485	$103.57	2,896,485	$1,200.0
November 27, 2011 to December 31, 2011	618,879	-	618,879	1,200.0
January 1, 2012 to January 28, 2012	-	-	-	1,200.0
Total	3,515,364	$85.34	3,515,364	$1,200.0

On August 24, 2011, we entered into an agreement to repurchase $200.0 million of our common shares under a “collared” Accelerated Share Repurchase Agreement (ASR).  The ASR concluded on November 15, 2011 and we received an additional 0.1 million shares under the “collared” agreement resulting in 2.7 million total shares being repurchased under this ASR.  The number of shares is determined based on the weighted-average market price of the Company’s common stock, less a discount, during a specified period of time.

On November 21, 2011, we entered into an agreement to repurchase $300.0 million of the Company’s common shares under a “collared” ASR.  Under this agreement, we initially received 3.4 million shares through December 13, 2011, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the “collar.”  We may receive a maximum of 3.8 million shares under the agreement.  The number of shares is determined based on the weighted-average market price of the Company’s common stock, less a discount, during a specified period of time.  This ASR is expected to be completed in the first quarter of 2012.

For further discussion of our ASRs during 2011, see Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements” beginning on page 45 of this Form 10-K.

 Including ASRs, we repurchased approximately 8.7 million shares for approximately $645.9 million in fiscal 2011.  At January 28, 2012, we have approximately $1.2 billion remaining under Board authorization.

We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 28, 2012, compared with the cumulative total returns of the NASDAQ Composite Index, S&P Retailing Index and S&P 500 index.  The comparison assumes that $100 was invested in our common stock on February 3, 2007, and, in each of the foregoing indices on February 3, 2007, and that dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA

The following table presents a summary of our selected financial data for the fiscal years ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009, and February 2, 2008.  The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.

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

	Year Ended
	January 28,	January 29,	January 30,	January 31,	February 2,
	2012	2011	2010	2009	2008
Income Statement Data:
Net sales	$6,630.5	$5,882.4	$5,231.2	$4,644.9	$4,242.6
Gross profit	2,378.3	2,087.6	1,856.8	1,592.2	1,461.1
Selling, general and administrative expenses	1,596.2	1,457.6	1,344.0	1,226.4	1,130.8
Operating income	782.1	630.0	512.8	365.8	330.3
Net income	488.3	397.3	320.5	229.5	201.3

Margin Data (as a percentage of net sales):
Gross profit	35.9%	35.5%	35.5%	34.3%	34.4%
Selling, general and administrative expenses	24.1%	24.8%	25.7%	26.4%	26.6%
Operating income	11.8%	10.7%	9.8%	7.9%	7.8%
Net income	7.4%	6.8%	6.1%	4.9%	4.7%

Per Share Data:

Diluted net income per share	$4.03	$3.10	$2.37	$1.69	$1.39
Diluted net income per share increase	30.0%	30.8%	40.2%	21.6%	13.0%

	As of
	January 28,	January 29,	January 30,	January 31,	February 2,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$288.3	$486.0	$599.4	$364.4	$81.1
Working capital	628.4	800.4	829.7	663.3	382.9
Total assets	2,328.6	2,380.5	2,289.7	2,035.7	1,787.7
Total debt, including capital lease obligations	265.8	267.8	267.8	268.2	269.4
Shareholders' equity	1,344.6	1,459.0	1,429.2	1,253.2	988.4
	Year Ended
	January 28,	January 29,	January 30,	January 31,	February 2,
	2012	2011	2010	2009	2008
Selected Operating Data:
Number of stores open at end of period	4,351	4,101	3,806	3,591	3,411
Gross square footage at end of period	47.4	44.4	41.1	38.5	36.1
Selling square footage at end of period	37.6	35.1	32.3	30.3	28.4
Selling square footage annual growth	6.9%	8.8%	6.6%	6.7%	8.0%
Net sales annual growth	12.7%	12.4%	12.6%	9.5%	6.9%
Comparable store net sales increase	6.0%	6.3%	7.2%	4.1%	2.7%
Net sales per selling square foot	$182	$174	$167	$158	$155
Net sales per store	$1.6	$1.5	$1.4	$1.3	$1.3
Selected Financial Ratios:
Return on assets	20.7%	17.0%	14.8%	12.0%	11.0%
Return on equity	34.8%	27.5%	23.9%	20.5%	18.7%
Inventory turns	4.2	4.2	4.1	3.8	3.7

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2011, 2010 and 2009;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2011 and 2010 and what we expect them to be in 2012; and

•	where funds will come from to pay for future expenditures.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2011 compared to fiscal year 2010 and for fiscal year 2010 compared to fiscal year 2009.

Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. You should keep in mind that:
•
On October 7, 2011, our Board of Directors authorized the repurchase of an additional $1.5 billion of our common stock. At January 28, 2012, we had approximately $1.2 billion remaining under Board authorizations.

•
On October 7, 2011, we completed a 410,000 square foot expansion of our distribution center in Savannah, Georgia.  The Savannah distribution center is now a 1,014,000 square foot, fully automated facility.

•
On November 15, 2010, we completed our acquisition of 86 Dollar Giant stores, located in the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan and we have since opened a store in Manitoba.  These stores offer a wide assortment of quality general merchandise, contemporary seasonal goods and everyday consumables, all priced at $1.25 (CAD) or less.  This is our first expansion of retail operations outside of the United States.

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

At January 28, 2012, we operated 4,351 stores in 48 states and the District of Columbia, as well as the Canadian provinces of British Columbia, Ontario, Alberta, Saskatchewan and Manitoba, with 37.6 million selling square feet compared to 4,101 stores with 35.1 million selling square feet at January 29, 2011.  During fiscal 2011, we opened 278 stores, expanded 91 stores and closed 28 stores, compared to 235 new stores opened, 95 stores expanded, 86 stores acquired and 26 stores closed during fiscal 2010.  In the current year we increased our selling square footage by 6.9%.  Of the 2.4 million selling square foot increase in 2011, 0.3 million was added by expanding existing stores.  The average size of our stores opened in 2011 was approximately 8,360 selling square feet (or about 10,280 gross square feet).  For 2012, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet).  We believe that this store size is our optimal size operationally and that this size also gives our customers an ideal shopping environment that invites them to shop longer and buy more.

In fiscal 2011, comparable store net sales increased by 6.0%.  The comparable store net sales increase was the result of a 4.8% increase in the number of transactions and a 1.2% increase in average ticket.  We believe comparable store net sales continued to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in 2011, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At January 28, 2012 we had frozen and refrigerated merchandise in approximately 2,220 stores compared to approximately 1,840 stores at January 29, 2011.  We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 3,860 qualified stores compared to 3,500 at the end of 2010.

With the pressures of the current economic environment, we have seen continued demand for basic, consumable products in 2011.  As a result, we have continued to shift the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic downturn.  While this shift in mix has impacted our merchandise costs we were able to offset that impact in the current year with decreased costs for merchandise in many of our categories.

Our point-of-sale technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores.  We believe that this has enabled us to better manage our inventory flow resulting in more efficient distribution and store operations and increased inventory turnover for each of the last five years.

In 2007, legislation was enacted that increased the Federal Minimum Wage.  The last increase to $7.25 an hour was effective in July 2009.  As a result, our wages increased in the third quarter of 2009 through the first half of 2010 compared with the comparable period in the prior year; however, we offset the increase in payroll costs through increased productivity and continued efficiencies in product flow to our stores.

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

	Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of sales, excluding non-cash beginning inventory adjustment	64.1%	64.1%	64.5%
Non-cash beginning inventory adjustment	0.0%	0.4%	0.0%
Gross profit	35.9%	35.5%	35.5%

Selling, general and administrative
expenses	24.1%	24.8%	25.7%

Operating income	11.8%	10.7%	9.8%

Interest expense,net	-	(0.1%)	(0.1%)
Other income, net	-	0.1%	-

Income before income taxes	11.8%	10.7%	9.7%

Provision for income taxes	(4.4%)	(3.9%)	(3.6%)

Net income	7.4%	6.8%	6.1%

Fiscal year ended January 28, 2012 compared to fiscal year ended January 29, 2011

Net Sales.  Net sales increased 12.7%, or $748.0 million, in 2011 compared to 2010, resulting from sales in our new stores and a 6.0% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.

The following table summarizes the components of the changes in our store count for fiscal years ended January 28, 2012 and January 29, 2011.

	January 28, 2012	January 29, 2011

New stores	278	235
Acquired stores	-	86
Expanded or relocated stores	91	95
Closed stores	(28)	(26)

Of the 2.4 million selling square foot increase in 2011 approximately 0.3 million was added by expanding existing stores.

•	Gross profit margin was 35.9% in 2011 compared to 35.5% in 2010. Excluding the effect of the $26.3 million non-cash beginning inventory adjustment, gross profit margin remained at 35.9%. Improvement in initial mark-up in many categories and occupancy and distribution cost leverage were offset by an increase in the mix of higher cost consumer product merchandise and a smaller reduction in the shrink accrual rate in fiscal 2011 than in fiscal 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 24.1% for 2011 compared to 24.8% for 2010.  The decrease is primarily due to the following:

•
Payroll expenses decreased 45 basis points due to leveraging associated with the increase in comparable store net sales in the current year, lower store hourly payroll and lower incentive compensation achievement.

•	Depreciation decreased 25 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current year.

Operating Income.  Operating income margin was 11.8% in 2011 compared to 10.7% in 2010.  Excluding the $26.3 million non-cash adjustment to beginning inventory, operating income margin was 11.1% in 2010.  Due to the reasons noted above, operating income margin excluding this charge, improved 70 basis points.

Income Taxes.  Our effective tax rate was 37.4% in 2011 and 36.9% in 2010.

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

Of the 2.9 million selling square foot increase in 2010, approximately 0.4 million was added by expanding existing stores and 0.7 million was the result of the acquisition of the Dollar Giant stores.

Gross profit margin was 35.5% in 2010 and 2009.  Excluding the effect of the $26.3 million non-cash beginning inventory adjustment, gross profit margin increased to 35.9%.  This increase was due to the net of the following:

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 24.8% for 2010 compared to 25.7% for 2009.  The decrease is primarily due to the following:

•	Payroll expenses decreased 45 basis points due to leveraging associated with the increase in comparable store net sales in the current year and lower store hourly payroll.
•	Depreciation decreased 30 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current year.
•
Store operating costs decreased 20 basis points primarily as a result of lower utility costs as a percentage of sales, due to lower rates in the current year and the leveraging from the comparable store net sales increase in 2010.

Operating Income.  Operating income margin was 10.7% in 2010 compared to 9.8% in 2009.  Excluding the $26.3 million non-cash adjustment to beginning inventory, operating income margin was 11.1%.  Due to the reasons noted above, operating income margin, excluding this charge, improved 130 basis points.

Income Taxes.  Our effective tax rate was 36.9% in 2010 and 2009.

Liquidity and Capital Resources

Our business requires capital to build and open new stores, expand our distribution network and operate and expand existing stores.  Our working capital requirements for existing stores are seasonal and usually reach their peak in September and October.  Historically, we have satisfied our seasonal working capital requirements for existing stores and have funded our store opening and distribution network expansion programs from internally generated funds and borrowings under our credit facilities.

The following table compares cash-flow related information for the years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$686.5	$518.7	$581.0
Investing activities	(86.1)	(374.1)	(212.5)
Financing activities	(623.2)	(404.3)	(161.3)

Net cash provided by operating activities increased $167.8 million in 2011 compared to 2010 due to increased earnings before income taxes, depreciation and amortization in the current year, a decrease in cash used to purchase merchandise inventories and an increase in other current liabilities due to increases in sales tax collected and accrued expenses.

Net cash provided by operating activities decreased $62.3 million in 2010 compared to 2009 due to an increase in cash used to purchase merchandise inventories partially offset by increased earnings before income taxes, depreciation and amortization in the current year.

Net cash used in investing activities decreased $288.0 million in 2011 primarily due to an additional $170.0 million of proceeds from the sale of short-term investments with minimal purchases of short-term investments compared to $157.8 million of purchases in 2010.  The proceeds were used to fund the share repurchases in 2011.  In addition, in 2010 we used $49.4 million to acquire Dollar Giant.  These increased sources of cash were partially offset by a $71.4 million increase in capital expenditures in 2011 due to funds for new store projects and the expansion of our distribution center in Savannah, Georgia.

Net cash used in investing activities increased $161.6 million in 2010 compared with 2009 primarily due to short-term investment activity and the Dollar Giant acquisition.  In 2010 we purchased $157.8 million of short-term investments compared to $27.8 million in 2009.  This was partially offset by an increase in proceeds from the sales of short-term investments of $10.8 million in 2010.

In 2011, net cash used in financing activities increased $218.9 million as a result of increased share repurchases in 2011.

In 2010, net cash used in financing activities increased $243.0 million as a result of increased share repurchases in 2010 and payments of $13.8 million for debt acquired from Dollar Giant.

At January 28, 2012, our long-term borrowings were $265.5 million and our capital lease commitments were $0.3 million.  We also have $110.0 million and $75.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $139.5 million were committed to letters of credit issued for routine purchases of imported merchandise at January 28, 2012.

In February 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the Agreement is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 28, 2012, the $250.0 million term loan is outstanding under the Agreement and there were no amounts outstanding under the $300.0 million revolving line of credit.

We repurchased 8.7 million shares for $645.9 million in fiscal 2011.  We repurchased 9.3 million shares for $414.7 million in fiscal 2010.  We repurchased 6.4 million shares for $193.1 million in fiscal 2009.  At January 28, 2012, we have $1.2 billion remaining under Board authorization.

Funding Requirements

Overview, Including Off-Balance Sheet Arrangements
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2012 to total approximately $205.9 million, which includes capital expenditures, initial inventory and pre-opening costs.

Our estimated capital expenditures for fiscal 2012 are between $330.0 and $340.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 325 stores and approximately $80.0 million to construct a new distribution center in the Northeast United States.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facility.

The following tables summarize our material contractual obligations at January 28, 2012, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Lease Financing
Operating lease obligations	$1,929.0	$452.9	$401.1	$337.5	$264.4	$182.1	$291.0
Capital lease obligations	0.3	0.3	--	--	--	--	--

Long-term Borrowings
Credit Agreement	250.0	--	250.0	--	--	--	--
Revenue bond financing	15.5	15.5	--	--	--	--	--
Interest on long-term borrowings	2.1	1.9	0.2	--	--	--	--
Total obligations	$2,196.9	$470.6	$651.3	$337.5	$264.4	$182.1	$291.0

Commitments	Total	Expiring in 2012	Expiring in 2013	Expiring in 2014	Expiring in 2015	Expiring in 2016	Thereafter

Letters of credit and surety bonds	$170.7	$170.7	$--	$--	$--	$--	$--
Freight contracts	222.3	143.3	58.6	20.4	--	--	--
Technology assets	8.9	8.9	--	--	--	--	--
Telecom contracts	3.3	--	--	3.3	--	--	--
Total commitments	$405.2	$322.9	$58.6	$23.7	$--	$--	$--

Lease Financing
Operating Lease Obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to January 28, 2012 for stores that were not yet open on January 28, 2012.

Long-term Borrowings
Credit Agreement. In February 2008, we entered into a five-year $550.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility will be based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The interest rate on the facility was 0.77% at January 28, 2012.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 28, 2012, we had the $250.0 million term loan outstanding under the Agreement and no amounts outstanding under the $300.0 million revolving line of credit.

Revenue Bond Financing.  In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds.  We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi.  At January 28, 2012, the balance outstanding on the bonds was $15.5 million.  These bonds are due to be fully repaid in June 2018.  The bonds do not have a prepayment penalty as long as the interest rate remains variable.  The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.  We pay interest monthly based on a variable interest rate, which was 0.27% at January 28, 2012.

Interest on Long-term Borrowings.  This amount represents interest payments on the Credit Agreement and the revenue bond financing using the interest rates for each at January 28, 2012.

Commitments
Letters of Credit and Surety Bonds.  We are a party to two Letter of Credit Reimbursement and Security Agreements, one which provides $110.0 million for letters of credit and one which provides $75.0 million for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $139.5 million of purchases committed under these letters of credit at January 28, 2012.

We also have approximately $28.7 million of letters of credit and $2.5 million of surety bonds outstanding for our self-insurance programs and certain utility payment obligations at some of our stores.

Freight Contracts.  We have contracted outbound freight services from various carriers with contracts expiring through fiscal 2014.  The total amount of these commitments is approximately $222.3 million.

Technology Assets.  We have commitments totaling approximately $8.9 million to primarily purchase store technology assets for our stores during 2012.

Telecom Contracts.  We have contracted for telecommunication services with contracts expiring in 2014.  The total amount of these commitments is approximately $3.3 million.

Derivative Financial Instruments
In March 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps were used to manage the risk associated with interest rate fluctuations on a portion of our $250.0 million variable rate term loan.  Under these agreements, we paid interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions paid us at a variable rate, which approximated the variable rate on the debt, excluding the credit spread.  These swaps qualified for hedge accounting treatment and expired in March 2011.

In 2011, we were party to fuel derivative contracts with third parties which included approximately 3.5 million gallons of diesel fuel, or approximately 31% of our domestic truckload fuel needs.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  We currently have fuel derivative contracts to hedge 2.8 million gallons of diesel fuel, or approximately 41% of our domestic truckload fuel needs from February 2012 through July 2012 and 0.5 million gallons of diesel fuel, or approximately 16% of our domestic truckload fuel needs from August 2012 through October 2012.

Critical Accounting Policies
The preparation of financial statements requires the use of estimates.  Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates.  Following is a discussion of the estimates that we consider critical.

Inventory Valuation
As discussed in Note 1 to the Consolidated Financial Statements, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis.  Cost is assigned to store inventories using the retail inventory method on a weighted-average basis.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  From our inception and through fiscal 2009, we used one inventory pool for this calculation.  Because of our investments over the years in our retail technology systems, we were able to refine our estimate of inventory cost under the retail method and on January 31, 2010, the first day of fiscal 2010, we began using approximately 30 inventory pools in our retail inventory calculation.  As a result of this change, we recorded a non-recurring, non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26.3 million in the first quarter of 2010.  The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.

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

Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at January 28, 2012 is based on estimated shrink for most of 2011, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree stores for the last few years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  We periodically adjust our shrink estimates to address these factors as they become apparent.

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

In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  We believe that our liability for uncertain tax positions is adequate.  For further discussion of our changes in reserves during 2011, see Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements” beginning on page 40 of this Form 10-K.

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

Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on April 4, 2010, April 24, 2011, and will be observed on April 8, 2012.  We believe that the earlier Easter in 2012 could result in an $8.0 million decrease in sales in the first quarter of 2012 as compared to the first quarter of 2011.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, changes in consumer sentiment or inclement weather.

Our unaudited results of operations for the eight most recent quarters are shown in a table in Footnote 11 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Inflation and Other Economic Factors
Our ability to provide quality merchandise at a fixed price and on a profitable basis may be subject to economic factors and influences that we cannot control.  Consumer spending could decline because of economic pressures, including unemployment and rising fuel prices.  Reductions in consumer confidence and spending could have an adverse effect on our sales.  National or international events, including war or terrorism, could lead to disruptions in economies in the United States or in foreign countries.  These and other factors could increase our merchandise costs, fuel costs and other costs that are critical to our operations, such as shipping and wage rates.

Shipping Costs.  Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs.  We can give no assurances as to the final rate trends for 2012, as we are in the early stages of our negotiations.

Minimum Wage. In 2007, legislation was enacted that increased the Federal Minimum Wage from $5.15 an hour to $7.25 an hour over a two year period with the final increase being enacted in July 2009.  As a result, our wages increased in 2009 and through the first half of 2010 compared with the prior year periods; however, we offset the increase in payroll costs through increased productivity and continued efficiencies in product flow to our stores.

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

To meet this objective, we entered into derivative instruments in the form of interest rate swaps to manage fluctuations in cash flows resulting from changes in the variable-interest rates on a portion of our $250.0 million term loan.  The interest rate swaps reduced the interest rate exposure on these variable-rate obligations.  Under the interest rate swaps, we paid the bank at a fixed-rate and received variable-interest at a rate approximating the variable-rate on the obligation, thereby creating the economic equivalent of a fixed-rate obligation.  We entered into two $75.0 million interest rate swap agreements in March 2008 to manage the risk associated with the interest rate fluctuations on a portion of our $250.0 million variable rate term loan.  These swaps expired in March 2011.

Diesel Fuel Cost Risk
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We hedged 3.5 million and 5.0 million gallons of diesel fuel in 2011 and 2010, respectively.  These hedges represented approximately 31% and 39% of our total domestic truckload fuel needs in 2011 and 2010, respectively.  We currently have fuel derivative contracts to hedge 2.8 million gallons of diesel fuel, or approximately 41% of our domestic truckload fuel needs from February 2012 through July 2012 and 0.5 million gallons of diesel fuel, or approximately 16% of our domestic truckload fuel needs from August 2012 through October 2012.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at January 28, 2012 was an asset of $0.6 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	30

Consolidated Statements of Operations for the years ended
January 28, 2012, January 29, 2011 and January 30, 2010	31

Consolidated Balance Sheets as of January 28, 2012 and
January 29, 2011	32

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended January 28, 2012, January 29, 2011 and
January 30, 2010	33

Consolidated Statements of Cash Flows for the years ended
January 28, 2012, January 29, 2011 and January 30, 2010	34

Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dollar Tree, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the Company) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar Tree, Inc.’s  internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia

March 15, 2012

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 28,	January 29,	January 30,
(in millions, except per share data)	2012	2011	2010
Net sales	$6,630.5	$5,882.4	$5,231.2
Cost of sales, excluding non-cash
beginning inventory adjustment	4,252.2	3,768.5	3,374.4
Non-cash beginning inventory adjustment	-	26.3	-
Gross profit	2,378.3	2,087.6	1,856.8

Selling, general and administrative
expenses	1,596.2	1,457.6	1,344.0

Operating income	782.1	630.0	512.8

Interest expense, net	2.9	5.6	5.2
Other income, net	(0.3)	(5.5)	-

Income before income taxes	779.5	629.9	507.6

Provision for income taxes	291.2	232.6	187.1

Net income	$488.3	$397.3	$320.5

Basic net income per share	$4.06	$3.13	$2.39

Diluted net income per share	$4.03	$3.10	$2.37

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$288.3	$311.2
Short-term investments	-	174.8
Merchandise inventories, net	867.4	803.1
Current deferred tax assets, net	26.2	16.3
Prepaid expenses and other current assets	27.5	27.9
Total current assets	1,209.4	1,333.3

Property, plant and equipment, net	825.3	741.1
Goodwill	173.1	173.1
Deferred tax assets, net	16.8	38.0
Other assets, net	104.0	95.0

TOTAL ASSETS	$2,328.6	$2,380.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15.5	$16.5
Accounts payable	286.7	261.4
Other current liabilities	215.5	190.5
Income taxes payable	63.3	64.4
Total current liabilities	581.0	532.8

Long-term debt, excluding current portion	250.0	250.0
Income taxes payable, long-term	15.5	15.2
Other liabilities	137.5	123.5

Total liabilities	984.0	921.5

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01. 400,000,000 shares
authorized, 115,582,150 and 123,393,816 shares
issued and outstanding at January 28, 2012
and January 29, 2011, respectively	1.1	1.2
Accumulated other comprehensive loss	(0.6)	(0.4)
Retained earnings	1,344.1	1,458.2
Total shareholders' equity	1,344.6	1,459.0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,328.6	$2,380.5

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011, AND JANUARY 30, 2010

				Accumulated
	Common		Additional	Other		Share-
	Stock	Common	Paid-in	Comprehensive	Retained	holders'
(in millions)	Shares	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at January 31, 2009	136.1	$0.9	$38.0	$(2.6)	$1,216.9	$1,253.2

Net income for the year ended
January 30, 2010	-	-	-	-	320.5	320.5
Other comprehensive income, net of income tax
expense of $0.1	-	-	-	0.2	-	0.2
Total comprehensive income						320.7
Issuance of stock under Employee Stock
Purchase Plan	0.2	-	1.4	-	3.1	4.5
Exercise of stock options, including
income tax benefit of $2.0	1.1	-	8.7	-	14.8	23.5
Repurchase and retirement of shares	(6.4)	-	(48.9)	-	(144.2)	(193.1)
Stock-based compensation, net, including
income tax benefit of $1.9	0.3	-	0.8	-	19.6	20.4
Balance at January 30, 2010	131.3	0.9	-	(2.4)	1,430.7	1,429.2

Net income for the year ended
January 29, 2011	-	-	-	-	397.3	397.3
Other comprehensive income, net of income tax
expense of $1.3	-	-	-	2.0	-	2.0
Total comprehensive income						399.3
Transfer from additional paid-in capital
for Common Stock dividend	-	0.4	(0.4)	-	-	-
Payment for fractional shares resulting
from Common Stock dividend	-	-	(0.3)	-	-	(0.3)
Issuance of stock under Employee Stock
Purchase Plan	0.1	-	4.4	-	-	4.4
Exercise of stock options, including
income tax benefit of $1.9	0.8	-	17.9	-	-	17.9
Repurchase and retirement of shares	(9.3)	(0.1)	(44.8)	-	(369.8)	(414.7)
Stock-based compensation, net, including
income tax benefit of $5.9	0.5	-	23.2	-	-	23.2
Balance at January 29, 2011	123.4	1.2	-	(0.4)	1,458.2	1,459.0

Net income for the year ended
January 28, 2012	-	-	-	-	488.3	488.3
Other comprehensive loss, net of income tax
benefit of $0.1	-	-	-	(0.2)	-	(0.2)
Total comprehensive income						488.1
Issuance of stock under Employee Stock
Purchase Plan	0.1	-	4.4	-	-	4.4
Exercise of stock options, including
income tax benefit of $3.0	0.4	-	9.5	-	-	9.5
Repurchase and retirement of shares	(8.7)	(0.1)	(43.4)	-	(602.4)	(645.9)
Stock-based compensation, net, including
income tax benefit of $10.8	0.4	-	29.5	-	-	29.5
Balance at January 28, 2012	115.6	$1.1	$-	$(0.6)	$1,344.1	$1,344.6

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$488.3	$397.3	$320.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	163.9	159.7	157.8
Provision for deferred income taxes	10.9	(14.4)	(0.6)
Stock-based compensation expense	31.6	28.3	21.7
Non-cash adjustment to beginning inventory	-	26.3	-
Other non-cash adjustments to net income	4.4	5.0	6.8
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(64.5)	(126.7)	(4.0)
Other assets	(1.3)	2.0	5.8
Accounts payable	26.9	28.1	27.0
Income taxes payable	(1.1)	15.2	2.0
Other current liabilities	25.4	(9.2)	30.5
Other liabilities	2.0	7.1	13.5
Net cash provided by operating activities	686.5	518.7	581.0

Cash flows from investing activities:
Capital expenditures	(250.1)	(178.7)	(164.8)
Purchase of short-term investments	(6.0)	(157.8)	(27.8)
Proceeds from sale of short-term investments	180.8	10.8	-
Purchase of restricted investments	(16.3)	(50.9)	(37.3)
Proceeds from sale of restricted investments	5.3	52.1	17.4
Acquisition of Dollar Giant, net of cash acquired of $1.9 million	-	(49.4)	-
Foreign currency gain/loss	0.2	-	-
Acquisition of favorable lease rights	-	(0.2)	-
Net cash used in investing activities	(86.1)	(374.1)	(212.5)

Cash flows from financing activities:
Principal payments under long-term debt and capital lease obligations	(2.0)	(15.1)	(0.4)
Payments for share repurchases	(645.9)	(417.1)	(190.7)
Proceeds from stock issued pursuant to stock-based
compensation plans	10.9	20.1	25.9
Tax benefit of exercises/vesting of equity based compensation	13.8	7.8	3.9
Net cash used in financing activities	(623.2)	(404.3)	(161.3)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.7)	-

Net increase (decrease) in cash and cash equivalents	(22.9)	(260.4)	207.2
Cash and cash equivalents at beginning of year	311.2	571.6	364.4
Cash and cash equivalents at end of year	$288.3	$311.2	$571.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3.2	$6.5	$7.1
Income taxes	$268.3	$223.7	$183.5

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Dollar Tree, Inc. (the Company) is the leading operator of discount variety retail stores offering merchandise at the fixed price of $1.00 or less with 4,351 discount variety retail stores in the United States and Canada at January 28, 2012.  Below are those accounting policies considered by the Company to be significant.

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

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to “2011” or “Fiscal 2011,” “2010” or “Fiscal 2010,” and “2009” or “Fiscal 2009,” relates to as of or for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.

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

Cash and Cash Equivalents
Cash and cash equivalents at January 28, 2012 and January 29, 2011 includes $249.3 million and $271.4 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value.  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

Short-Term Investments
At January 28, 2012 the Company held no short-term investments.  The Company’s short-term investments at January 29, 2011 were $174.8 million.  These investments consisted primarily of government-sponsored municipal bonds which were convertible into cash on the dates that the interest rates for these bonds reset, which was typically weekly or monthly, depending on the terms of the underlying agreement.  These investments were classified as available for sale and were recorded at fair value, which approximated cost.

Merchandise Inventories
Merchandise inventories at the Company’s distribution centers are stated at the lower of cost or market, determined on a weighted-average cost basis.  Cost is assigned to store inventories using the retail inventory method on a weighted-average basis.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  From its inception through fiscal 2009, the Company used one inventory pool for this calculation.  Because of investments over the years in retail technology systems, the Company was able to refine the estimate of inventory cost under the retail method.  On January 31, 2010, the first day of fiscal 2010, the Company began using approximately thirty inventory pools in its retail inventory calculation.  As a result of this change, the Company recorded a non-recurring, non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of approximately $26.3 million in the first quarter of 2010.  This was a prospective change and did not have any effect on prior periods.  This change in estimate to include thirty inventory pools in the retail method calculation is preferable to using one pool in the calculation as it gives the Company a more accurate estimate of cost of store level inventories.

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $34.5 million and $30.8 million at January 28, 2012 and January 29, 2011, respectively.

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

Goodwill
Goodwill is not amortized, but rather tested for impairment at least annually.  In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2011 and determined that no impairment loss existed.

Other Assets, Net
Other assets, net consists primarily of restricted investments and intangible assets.  Restricted investments were $83.6 million and $72.1 million at January 28, 2012 and January 29, 2011, respectively and were purchased to collateralize long-term insurance obligations.  These investments consist primarily of government-sponsored municipal bonds, similar to the Company’s short-term investments held at the end of fiscal 2010 and money market securities.  These investments are classified as available for sale and are recorded at fair value, which approximates cost.  Intangible assets primarily include favorable lease rights with finite useful lives and are amortized over their respective estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2011, 2010 and 2009, the Company recorded charges of $0.9 million, $1.1 million and $1.3 million, respectively, to write down certain assets.  These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Financial Instruments
The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and diesel fuel costs.  By entering into receive-variable, pay-fixed interest rate and diesel fuel swaps, the Company limits its exposure to changes in variable interest rates and diesel fuel prices.  The Company is exposed to credit-related losses in the event of non-performance by the counterparty to these instruments but minimizes this risk by entering into transactions with high quality counterparties.  Interest rate or diesel fuel cost differentials paid or received on the swaps are recognized as adjustments to interest and freight expense, respectively, in the period earned or incurred.  The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis.  The interest rate swaps that qualified for hedge accounting are recorded at fair value in the accompanying consolidated balance sheets as a component of “other liabilities”.  Changes in the fair value of these interest rate swaps are recorded in “accumulated other comprehensive income (loss)”, net of tax, in the accompanying consolidated balance sheets.  The Company entered into diesel fuel swaps that do not qualify for hedge accounting.  The fair values of these diesel fuel swaps are recorded in the accompanying consolidated balance sheets as a component of “other current assets”.

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

The Company’s cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value as of January 28, 2012.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $288.3 million and $83.6 million, respectively at January 28, 2012.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps was an asset of $0.6 million as of January 28, 2012.  The fair values of the swaps were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

The carrying value of the Company's long-term debt approximates its fair value because the debt’s interest rate varies with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The Company recorded an impairment charge of $0.9 million in fiscal 2011 to reduce certain store assets to their estimated fair value.  The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.  There were no other changes related to level 3 assets.

Lease Accounting
The Company leases most all of its retail locations under operating leases.  The Company recognizes minimum rent expense starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded in deferred rent and are amortized as a reduction of rent expense over the term of the lease.

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

Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "selling, general and administrative expenses" on the accompanying consolidated statements of operations.  Advertising costs approximated $13.8 million, $11.1 million and $8.3 million for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.

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

Stock-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values.  Total stock-based compensation expense for 2011, 2010 and 2009 was $31.0 million, $27.9 million and $21.7 million, respectively.

The Company recognizes expense related to the fair value of stock options and restricted stock units (RSUs) over the requisite service period on a straight-line basis or a shorter period based on the retirement eligibility of the grantee.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of the RSUs is determined using the closing price of the Company’s common stock on the date of grant.

Net Income Per Share
Basic net income per share has been computed by dividing net income by the weighted average number of shares outstanding.  Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income by the weighted average number of shares and dilutive potential shares outstanding.  Dilutive potential shares include all outstanding stock options and unvested RSUs after applying the treasury stock method.

NOTE 2 - BALANCE SHEET COMPONENTS

Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 28, 2012 and January 29, 2011 consists of the following:

	January 28,	January 29,
(in millions)	2012	2011

Land	$38.2	$35.1
Buildings	209.8	192.3
Leasehold improvements	783.6	706.3
Furniture, fixtures and equipment	1,075.5	980.9
Construction in progress	48.7	30.8

Total property, plant and equipment	2,155.8	1,945.4

Less: accumulated depreciation	1,330.5	1,204.3

Total property, plant and equipment, net	$825.3	$741.1

Depreciation expense was $164.2 million, $159.7 million and $157.8 million for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.

Other Current Liabilities
Other current liabilities as of January 28, 2012 and January 29, 2011 consist of accrued expenses for the following:

	January 28,	January 29,
(in millions)	2012	2011

Compensation and benefits	$81.2	$76.5
Taxes (other than income taxes)	33.6	21.2
Insurance	31.2	29.7
Other	69.5	63.1

Total other current liabilities	$215.5	$190.5

Other Long-Term Liabilities
  Other long-term liabilities as of January 28, 2012 and January 29, 2011 consist of the following:

	January 28,	January 29,
(in millions)	2012	2011

Deferred rent	$77.9	$73.0
Insurance	48.9	39.9
Other	10.7	10.6

Total other long-term liabilities	$137.5	$123.5

NOTE 3 - INCOME TAXES

Total income taxes were allocated as follows:

	Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
(in millions)

Income from continuing operations	$291.2	$232.6	$187.1
Accumulated other comprehensive income (loss)
marking derivative financial instruments
to fair value	(0.1)	1.3	0.1
Stockholders' equity, tax benefit on
exercises/vesting of equity-based
compensation	(13.8)	(7.8)	(3.9)
	$277.3	$226.1	$183.3

The provision for income taxes consists of the following:

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2012	2011	2010
Federal - current	$240.4	$215.7	$160.2
State - current	39.4	31.3	27.5
Foreign - current	0.3	-	-
Total current	280.1	247.0	187.7

Federal - deferred	14.9	(10.0)	(0.4)
State - deferred	0.1	(4.4)	(0.2)
Foreign - deferred	(3.9)	-	-
Total deferred	11.1	(14.4)	(0.6)

Included in current tax expense for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, are amounts related to uncertain tax positions associated with temporary differences, in accordance with ASC 740.

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010

Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax
benefit	3.4	3.4	3.3
Other, net	(1.0)	(1.5)	(1.4)
Effective tax rate	37.4%	36.9%	36.9%

The rate reduction in “other, net” consists primarily of benefits from the resolution of tax uncertainties, interest on tax reserves, federal jobs credits and tax-exempt interest offset by certain nondeductible expenses and foreign taxes.

United States income taxes have not been provided on accumulated but undistributed earnings of its foreign subsidiaries as the company intends to permanently reinvest earnings.

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

	January 28,	January 29,
	2012	2011
(in millions)
Deferred tax assets:
Deferred rent	$31.5	$31.4
Accrued expenses	31.4	25.4
Net operating losses and credit
carryforwards	9.1	6.4
Accrued compensation expense	27.0	22.5
Other	1.5	1.9
Total deferred tax assets	100.5	87.6
Valuation allowance	(3.5)	(4.8)
Deferred tax assets, net	97.0	82.8

Deferred tax liabilities:
Property and equipment	(34.0)	(4.6)
Goodwill	(15.1)	(15.8)
Prepaid expenses	(0.4)	(3.8)
Inventory	(4.5)	(4.3)
Total deferred tax liabilities	(54.0)	(28.5)

Net deferred tax asset	$43.0	$54.3

A valuation allowance of $3.5 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.

The company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2011 fiscal year and has applied to participate for fiscal year 2012.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  Our federal tax returns have been examined and all issues have been settled through our fiscal 2010 tax year.  In addition, several states completed their examination during the fiscal year.  In general, fiscal years 2008 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2008 for some states.

ASC 740 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under the guidelines of ASC 740, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination.

The balance for unrecognized tax benefits at January 28, 2012, was $15.5 million.  The total amount of unrecognized tax benefits at January 28, 2012, that, if recognized, would affect the effective tax rate was $10.2 million (net of the federal tax benefit).  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended January 28, 2012:

(in millions)
Balance at January 29, 2011	$15.2
Additions, based on tax positions related to current year	0.8
Additions for tax positions of prior years	0.6
Reductions for tax positions of prior years	-
Settlements	-
Lapses in statutes of limitation	(1.1)
Balance at January 28, 2012	$15.5

During fiscal 2011, the Company accrued potential interest of $0.4 million, related to these unrecognized tax benefits.  No potential penalties were accrued during 2011 related to the unrecognized tax benefits.  As of January 28, 2012, the Company has recorded a liability for potential penalties and interest of $0.1 million and $4.1 million, respectively.

It is possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months.  At this point it is not possible to estimate a range associated with the resolution of these audits.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
Future minimum lease payments under noncancelable store operating leases are as follows:

(in millions)

2012	$452.9
2013	401.1
2014	337.5
2015	264.4
2016	182.1
Thereafter	291.0

Total minimum lease payments	$1,929.0

The above future minimum lease payments include amounts for leases that were signed prior to January 28, 2012 for stores that were not open as of January 28, 2012.

Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $1.6 million under operating leases.

Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2012	2011	2010

Minimum rentals	$421.8	$381.5	$349.9
Contingent rentals	1.8	1.4	1.0

Related Parties
The Company leased properties for six of its stores from partnerships owned by related parties.  The total rental payments related to these leases were $0.5 million for each of the years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.  Total future commitments under the five remaining related party leases are $1.7 million.

Freight Services
The Company has contracted outbound freight services from various contract carriers with contracts expiring through fiscal 2014.  The total amount of these commitments is approximately $222.3 million, of which approximately $143.3 million is committed in 2012, $58.6 million in 2013 and $20.4 million is committed in 2014.

Technology Assets
The Company has commitments totaling approximately $8.9 million to purchase primarily store technology assets for its stores during 2012.

Telecom Contracts
The Company has contracted for telecommunication services with contracts expiring in 2014.  The total amount of these commitments is approximately $3.3 million.

Letters of Credit
The Company is a party to two Letter of Credit Reimbursement and Security Agreements providing $110.0 million and $75.0 million, respectively for letters of credit.  Letters of credit under both of these agreements are generally issued for the routine purchase of imported merchandise and approximately $139.5 million was committed to these letters of credit at January 28, 2012.  As discussed in Note 5, the Company also has $150.0 million of available letters of credit included in the $550.0 million Unsecured Credit Agreement (the Agreement) entered into in 2008.  As of January 28, 2012, there were no letters of credit committed under the Agreement.

The Company also has approximately $28.7 million in stand-by letters of credit that serve as collateral for its self-insurance programs and expire in fiscal 2012.

Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores.  The total amount of the commitment is approximately $2.5 million, which is committed through various dates through fiscal 2013.

Contingencies
In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) certification.  At present, approximately 265 individuals are included in the collective action.  The Company’s motion to decertify the collective action was dismissed without prejudice in 2010.  The Company filed another motion to decertify on February 29, 2012.  There is no scheduled trial date.

In 2009, 34 plaintiffs, filed a class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  In 2010, the case was dismissed with prejudice.  Plaintiffs appealed to the U.S. Court of Appeals for the Fourth Circuit.  The appeal has been fully briefed by the parties and oral arguments were conducted in January 2012.  The parties await a decision of the appellate court which is expected by late spring or summer of 2012.

In April 2011, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by the Company to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation.  The Company removed the case to federal court which denied Plaintiffs’ motion for remand of the case to state court.  The case presently awaits a scheduling order.  There is no trial date.

In June 2011, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that the Company, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, is selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items.  It seeks both monetary damages and injunctive relief.  At approximately the same time, Winn-Dixie also sued Dollar General, Inc. and Big Lots, Inc. making essentially the same allegations against them and seeking the same relief. The court consolidated the three cases and they are set for trial on May 7, 2012.

In the summer and fall of 2011 collective action lawsuits were filed against the Company in six federal courts by different assistant store managers, each alleging he or she was forced to work off the clock in violation of the Fair Labor Standards Act.  The suits were filed in Georgia, Colorado, Florida, Michigan, Illinois, and Maryland.  The Maryland case has since been dismissed.  In all of the remaining cases, plaintiffs also assert various state law claims for which they seek class treatment.  The Georgia suit seeks statewide class certification for those assistant managers similarly situated during the relevant time periods and the Florida, Colorado, Michigan and Illinois cases seek nationwide certifications for those assistant store managers similarly situated during the relevant time periods.  The Illinois case also includes a purported class of all other hourly store associates, making the same allegations on their behalf.  The Company has commenced its investigation and has filed motions to dismiss and motions to transfer venue to the Eastern District of Virginia in all cases.  No rulings on these motions have been made to date.  The Plaintiffs filed a motion with the federal court Multi-District Litigation Panel to consolidate all these and other related cases which motion was denied. To date, the only cases in which class certification motions have been filed is in the Illinois and Colorado actions.  None of the cases have been assigned a trial date.

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

NOTE 5 - LONG-TERM DEBT

Long-term debt at January 28, 2012 and January 29, 2011 consists of the following:

	January 28,	January 29,
(in millions)	2012	2011

$550.0 million Unsecured Credit Agreement,
interest payable monthly at LIBOR,
plus 0.50%, which was 0.77% at
January 28, 2012, principal payable upon
expiration of the facility in February 2013	$250.0	$250.0

Demand Revenue Bonds, interest payable monthly
at a variable rate which was 0.27% at
January 28, 2012, principal payable on
demand, maturing June 2018	15.5	16.5

Total long-term debt	$265.5	$266.5

Less current portion	15.5	16.5

Long-term debt, excluding current portion	$250.0	$250.0

Maturities of long-term debt are as follows: 2012 - $15.5 million and 2013 - $250.0 million.

Unsecured Credit Agreement
In 2008, the Company entered into the Agreement which provides for a $300.0 million revolving line of credit, including up to $150.0 million in available letters of credit, and a $250.0 million term loan.  The interest rate on the facility is based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The term loan is due and payable in full at the five year maturity date of the Agreement.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 28, 2012, the Company had the $250.0 million term loan outstanding under the Agreement and no amounts outstanding under the $300.0 million revolving line of credit.

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Hedging Derivatives
In 2008, the Company entered into two $75.0 million interest rate swap agreements.  These interest rate swaps were used to manage the risk associated with interest rate fluctuations on a portion of the Company’s variable rate debt.  Under these agreements, the Company paid interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions paid the Company at a variable rate, which equals the variable rate on the debt, excluding the credit spread.  These swaps qualified for hedge accounting treatment and expired in March 2011.

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties.  The Company hedged 3.5 million and 5.0 million gallons of diesel fuel in 2011 and 2010, respectively.  These hedges represented approximately 31% and 39% of the total domestic truckload fuel needs in 2011 and 2010, respectively.  The Company currently has fuel derivative contracts to hedge 2.8 million gallons of diesel fuel, or approximately 41% of the Company’s domestic truckload fuel needs from February 2012 through July 2012 and 0.5 million gallons of diesel fuel, or approximately 16% of the Company’s domestic truckload fuel needs from August 2012 through October 2012.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included under "other income, net" on the accompanying consolidated statements of operations.  The fair value of these contracts at January 28, 2012 was an asset of $0.6 million.

NOTE 7 - SHAREHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at January 28, 2012 and January 29, 2011.

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended
	January 28,	January 29,	January 30,
(in millions, except per share data)	2012	2011	2010
Basic net income per share:
Net income	$488.3	$397.3	$320.5
Weighted average number of shares
outstanding	120.3	127.1	134.1

Basic net income per share	$4.06	$3.13	$2.39

Diluted net income per share:
Net income	$488.3	$397.3	$320.5
Weighted average number of shares
outstanding	120.3	127.1	134.1
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.9	0.9	0.9
Weighted average number of shares and
dilutive potential shares outstanding	121.2	128.0	135.0

Diluted net income per share	$4.03	$3.10	$2.37

At January 28, 2012, January 29, 2011 and January 30, 2010, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

Share Repurchase Programs

The Company repurchases shares on the open market and under Accelerated Share Repurchase agreements.

On the open market, the Company repurchased 2.6 million shares for $145.9 million in fiscal 2011.  The Company repurchased 4.3 million shares for $214.7 million in fiscal 2010.  The Company repurchased 6.4 million shares for $193.1 million in fiscal 2009.  At January 28, 2012, the Company had $1.2 billion remaining under Board authorization.

On November 21, 2011, the Company entered into an agreement to repurchase $300.0 million of the Company’s common shares under a “collared” Accelerated Share Repurchase Agreement (ASR).  Under this agreement, the Company initially received 3.4 million shares through December 13, 2011, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the “collar.”  The Company may receive a maximum of 3.8 million shares under the agreement.  The number of shares is determined based on the weighted average market price of the Company’s common stock, less a discount, during a specified period of time.  The weighted average market price through January 28, 2012 as defined in the “collared” agreement was $83.27.  Therefore, if the transaction had settled on January 28, 2012, the Company would have received an additional 0.4 million shares under the “collared” agreement.  Based on the applicable accounting literature, these additional shares were not included in the weighted average diluted earnings per share calculation because their effect would be antidilutive.  Based on the hedge period reference price of $80.37, there is approximately $27.3 million of the $300.0 million related to the agreement, as of January 28, 2012, that is recorded as a reduction to shareholders’ equity pending final settlement of the agreement.  The ASR is expected to be completed in the first quarter of 2012.

On August 24, 2011, the Company entered into an agreement to repurchase $200.0 million of the Company’s common shares under a “collared” ASR.  Under this agreement, the Company initially received 2.6 million shares through September 2, 2011, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the “collar.”  The ASR concluded on November 15, 2011 and the Company received an additional 0.1 million shares under the “collared” agreement resulting in 2.7 million total shares being repurchased under this ASR.  The number of shares is determined based on the weighted average market price of the Company’s common stock, less a discount, during a specified period of time.

On March 19, 2010, the Company entered into an agreement to repurchase $200.0 million of the Company’s common shares under a “collared” ASR.  Under this agreement, the Company initially received 4.6 million shares through March 31, 2010, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The ASR concluded on August 6, 2010 and the Company received an additional 0.4 million shares under the “collared” agreement resulting in 5.0 million total shares being repurchased under this ASR.  The number of shares is determined based on the weighted average market price of the Company’s common stock, less a discount, during a specified period of time.

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

Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated statements of operations were as follows:

Year Ended January 28, 2012	$37.9 million
Year Ended January 29, 2011	35.1 million
Year Ended January 30, 2010	30.4 million

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

Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals were approximately $3.3 million and $2.8 million, respectively, at January 28, 2012 and January 29, 2011, and are included in "other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "other assets, net" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended January 28, 2012, January 29, 2011, or January 30, 2010.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

At January 28, 2012, the Company has nine stock-based compensation plans.  Each plan and the accounting method are described below.

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

Under the EIP, the Company granted up to 9.0 million shares of its Common Stock, plus any shares available for future awards under the SIP, to the Company’s employees, including executive officers and independent contractors.  The EIP permitted the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock.  The exercise price of each stock option granted equaled the market price of the Company’s stock at the date of grant.  The options generally vest over a three-year period and have a maximum term of 10 years.  This plan was terminated on June 16, 2011 and replaced with the Company’s Omnibus Incentive Plan (Omnibus Plan).

The Executive Officer Equity Incentive Plan (EOEP) was available only to the Chief Executive Officer and certain other executive officers.  These officers no longer received awards under the EIP.  The EOEP allowed the Company to grant the same type of equity awards as the EIP.  These awards generally vest over a three-year period, with a maximum term of 10 years.  This plan was terminated on June 16, 2011 and replaced with the Company’s Omnibus Incentive Plan (Omnibus Plan).

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

The 2003 Non-Employee Director Stock Option Plan (NEDP) provided non-qualified stock options to non-employee members of the Company's Board of Directors.  The stock options were functionally equivalent to such options issued under the EIP discussed above.  The exercise price of each stock option granted equaled the closing market price of the Company’s stock on the date of grant.  The options generally vested immediately.  This plan was terminated on June 16, 2011 and replaced with the Company’s Omnibus Incentive Plan (Omnibus Plan).

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

Under the Omnibus Plan, the Company may grant up to 2.0 million shares of its Common Stock, plus any shares available for future awards under the EIP, EOEP, or NEDP plans, to the Company’s employees, including executive officers and independent contractors.  The Omnibus Plan permits the Company to grant equity awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonuses, performance units, non-employee director stock options and other equity-related awards.  These awards generally vest over a three-year period with a maximum term of 10 years.

Restricted Stock
The Company granted 0.4 million, 0.6 million and 0.6 million service-based RSUs, net of forfeitures in 2011, 2010 and 2009, respectively, from the EIP and the EOEP to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $19.2 million, $17.3 million and $12.8 million of expense related to these RSUs during 2011, 2010 and 2009, respectively.  As of January 28, 2012, there was approximately $23.0 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 21 months.

In 2011, the Company granted 0.1 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2011 and future service of these officers through March 2014.  The Company met these performance targets in fiscal 2011; therefore, the fair value of these RSUs of $7.3 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $5.4 million of expense related to these RSUs in 2011.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

In 2010, the Company granted 0.2 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2010 and future service of these officers through March 2013.  The Company met these performance targets in fiscal 2010; therefore, the fair value of these RSUs of $7.8 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $1.8 million and $4.8 million of expense related to these RSUs in 2011 and 2010, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

In 2009, the Company granted 0.2 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2009 and future service of these officers through March 2012.  The Company met these performance targets in fiscal 2009; therefore, the fair value of these RSUs of $6.4 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $1.0 million, $2.6 million and $2.7 million of expense related to these RSUs in 2011, 2010 and 2009, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

In 2011, the Company granted RSUs with a target value of $0.7 million from the Omnibus Plan to certain officers of the Company.  Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 30, 2011 and ending on February 1, 2014.  Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period.  The Company recognized $0.4 million of expense related on these RSUs in 2011.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

The following table summarizes the status of RSUs as of January 28, 2012, and changes during the year then ended:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Nonvested at January 29, 2011	1,444,761	$33.88
Granted	534,030	56.99
Vested	(675,980)	30.94
Forfeited	(47,086)	42.82
Nonvested at January 28, 2012	1,255,725	$44.97

In connection with the vesting of RSUs in 2011, 2010 and 2009, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $13.2 million, $11.1 million and $4.8 million, respectively.  The total fair value of the restricted shares vested during the years ended January 28, 2012, January 29, 2011 and January 30, 2010 was $20.9 million, $19.1 million and $9.6 million, respectively.

Stock Options
In 2011, 2010 and 2009, the Company granted less than 0.1 million service based stock options from the EIP, EOP and the NEDP, respectively.  The fair value of all of these options is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  All options granted to directors vest immediately and are expensed on the grant date.  During 2011, 2010 and 2009, the Company recognized $1.1 million, $2.3 million and $3.7 million, respectively of expense related to service-based stock option grants.

The following tables summarize the Company's various option plans and information about options outstanding at January 28, 2012 and changes during the year then ended.

Stock Option Activity

	January 28, 2012
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)

Outstanding, beginning of period	1,022,071	$19.16
Granted	7,639	69.41
Exercised	(355,640)	18.40
Forfeited	(18,517)	14.31
Outstanding, end of period	655,553	$20.29	3.6	$13.3

Options vested and expected to vest
at January 28, 2012	655,553	$20.29	3.6	$13.3

Options exercisable at end of period	630,554	$19.97	3.5	$40.8

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at January 28,	Remaining	Exercise	at January 28,	Exercise
Prices	2012	Contractual Life	Price	2012	Price

$0.57	921	N/A	$ 0.57	921	$ 0.57
$0.58 to $14.18	100,419	1.1	13.35	100,419	13.35
$14.19 to $19.86	311,356	3.8	17.50	311,356	17.50
$19.87 to $29.04	219,231	3.7	24.26	194,232	23.70
$29.05 to $32.24	5,525	7.8	32.22	5,525	32.22
$32.25 to $56.08	10,462	8.6	46.52	10,462	46.52
$56.09 to $84.64	7,639	9.5	69.41	7,639	69.41

$0.57 to $84.64	655,553	3.6	$ 20.29	630,554	$ 19.97

The intrinsic value of options exercised during 2011, 2010 and 2009 was approximately $16.4 million, $16.0 million and $11.0 million, respectively.

Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 2,639,063 shares of common stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 2,219,369 shares as of January 28, 2012.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Expected term	3 months	3 months	3 months
Expected volatility	12.6%	13.2%	17.4%
Annual dividend yield	-	-	-
Risk free interest rate	0.1%	0.1%	1.8%

The weighted average per share fair value of those purchase rights granted in 2011, 2010 and 2009 was $10.43, $6.59 and $5.19, respectively.  Total expense recognized for these purchase rights was $0.9 million in each of 2011, 2010 and 2009.

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

The Company paid approximately $51.3 million including the assumption of certain liabilities.  The results of Dollar Giant store operations are included in the Company’s financial statements since the acquisition date and did not have a significant impact on the Company’s operating results in 2011 or 2010.  This acquisition is immaterial to the Company’s operations as a whole and therefore no proforma disclosure of financial information has been presented.  The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed based on the exchange rate in effect at the date of purchase.

(in millions)

Cash	$1.9
Inventory	22.8
Other current assets	3.4
Property and equipment	10.1
Goodwill	39.9
Other intangibles	3.9
Debt	(13.8)
Accounts payable and
accrued liabilities	(16.9)
$51.3

Goodwill related to this acquisition is presented in the consolidated balance sheet at the exchange rate in effect at January 28, 2012 and January 29, 2011; however, the opening balance sheet and resulting goodwill and acquired intangible assets were recorded based on the exchange rate in effect at the acquisition date.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2011 and 2010.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.
	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter

Fiscal 2011:
Net sales	$1,545.9	$1,542.4	$1,596.6	$1,945.6
Gross profit	$540.8	$542.4	$560.6	$734.5
Operating income	$161.7	$153.5	$164.9	$302.0
Net income	$101.0	$94.9	$104.5	$187.9
Diluted net income per share	$0.82	$0.77	$0.87	$1.60
Stores open at end of quarter	4,177	4,242	4,335	4,351
Comparable store net sales change	7.1%	4.7%	4.8%	7.3%

Fiscal 2010:
Net sales	$1,352.6	$1,377.9	$1,426.6	$1,725.3
Gross profit	$450.2	$483.5	$506.0	$647.9
Operating income	$102.6	$127.8	$140.9	$258.7
Net income	$63.6	$78.0	$93.2	$162.5
Diluted net income per share	$0.49	$0.61	$0.73	$1.29
Stores open at end of quarter	3,874	3,925	4,009	4,101
Comparable store net sales change	6.5%	6.7%	8.7%	3.9%

(1) Easter was observed on April 24, 2011 and April 4, 2010

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

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 28, 2012, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management has concluded that, as of January 28, 2012, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears below.

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

We have audited Dollar Tree, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dollar Tree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dollar Tree, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree, Inc. as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 28, 2012, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia
March 15, 2012

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 14, 2012 (Proxy Statement), under the caption "Information concerning Nominees, Directors and Executive Officers.”

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

3...	Exhibits. The following exhibits, are filed as part of, or incorporated by reference into, this report.

2.      Plan of Reorganization

2.1
Agreement and Plan of Merger among Dollar Tree Stores, Inc., Dollar Tree, Inc. and Dollar Tree Merger Sub, Inc., dated February 27, 2008(Exhibit 2.1 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).

3.      Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company’s June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference).

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s October 6, 2011 Current Report on Form 8-K, incorporated herein by this reference).

4.	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference).

10.	Material Contracts

10.1	$550.0 million unsecured Credit Agreement, dated February 20, 2008 (Exhibit 10.1 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference).

10.2.1	Stock Incentive Plan (SIP) (Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, incorporated herein by this reference).*

10.2.2	First Amendment to the SIP (Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by this reference).*

10.2.3	Second Amendment to the SIP (Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by this reference).*

10.2.4	Third Amendment to the SIP (Appendix to the Definitive Proxy Statement, filed April 19, 2000, incorporated herein by this reference).*

10.2.5	Fourth Amendment to the Company’s SIP (Exhibit 10.4 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.2.6	Fifth Amendment to the SIP (Exhibit 10.4 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.2.7	Sixth Amendment to the SIP ((Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, incorporated herein by this reference).*

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

10.21
Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s December 2, 2008 Report on Form 8-K, incorporated herein by this reference).*

10.21.1
Amendment to Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s October 6, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

* Management contract or compensatory plan or arrangement

10.22
Amended and Restated Severance Agreement between the Company and Robert H. Rudman dated March 29, 2007 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, incorporated herein by this reference).*

10.23
Form of consulting agreement between the Company and certain members of the Board of Directors (Exhibit 10.1 to the Company’s February 3, 2005 Current Report on Form 8-K, incorporated herein by this reference).*

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

10.26	Store Lease with Suburban Management and Related Renewals (Exhibit 10.1 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.27	Store Lease with DMK Associates and Related Renewals (Exhibit 10.2 to the company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.28	Store Lease with DMK Associates and Related Renewals (Exhibit 10.3 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.29	Description of Management Incentive Compensation Plan (Exhibit 10.29 to the Company’s January 30, 2010 Annual Report on Form 10-K/A, incorporated herein by this reference).*

10.30	Purchase Agreement dated October 10, 2010 (Exhibit 10.1 to the Company’s October 12, 2010 Current Report on Form 8-K, incorporated herein by this reference).

10.31	Description of Dollar Tree, Inc. Management Incentive Compensation Plan (Exhibit 10.1 to the Company’s April 30, 2011 Quarterly Report on Form 10-Q, incorporated herein by reference).*

10.32	2011 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.33	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.2 to the Company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.34	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.35	Form of Non-employee Director Option Agreement (Exhibit 10.4 to the company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.36
Accelerated Share Repurchase Program Collared Master Confirmation dated August 24, 2011 (Exhibit 10.6 to the Company’s October 29, 2011 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.37
Accelerated Share Repurchase Program Supplemental Confirmation dated August 24, 2011 (Exhibit 10.7 to the Company’s October 29, 2011 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.38
Accelerated Share Repurchase Program Collared Master Confirmation dated November 21, 2011 (filed herewith and portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.39	Accelerated Share Repurchase Program Supplemental Confirmation dated November 21, 2011 (filed herewith and portions of the exhibit have been omitted pursuant to a request for confidential treatment).

* Management contract or compensatory plan or arrangement

21.          Subsidiaries of the Registrant

21.1	Subsidiaries (filed herewith)

23.          Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.0        Interactive Data Files

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE: March 15, 2012	By: /s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 15, 2012

/s/ Bob Sasser
Bob Sasser	Director, President and	March 15, 2012
Chief Executive Officer
(principal executive officer)

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Lead Independent Director	March 15, 2012

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	March 15, 2012

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 15, 2012

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 15, 2012

/s/ H. Ray Compton
H. Ray Compton	Director	March 15, 2012

/s/ Conrad M. Hall		March 15, 2012
Conrad M. Hall	Director

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 15, 2012

/s/ Kevin S. Wampler	Chief Financial Officer
Kevin S. Wampler	(principal financial and	March 15, 2012
accounting officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 15, 2012

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 15, 2012