Form 10-K/A
period 2012-01-28
DOLLAR TREE INC
filed 2012-03-22
CIK 935703

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

 Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Dollar Tree, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended January 28, 2012, (the “Original Filing”) which was filed with the Securities and Exchange Commission on March 15, 2012.  The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing.  Exhibit 101 includes information about the Company in Extensible Business Report Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 15, 2012.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-

1.      Documents filed as part of this report:

1. ..	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 29 of Form 10-K filed on March 15, 2012.

2. .
Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements as filed on Form 10-K on March 15, 2012, and therefore have been omitted .

3. .	Exhibits. The following exhibits, are filed as part of, or incorporated by reference into, this report.

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

10.38(1)	Accelerated Share Repurchase Program Collared Master Confirmation dated November 21, 2011 (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.39(1)	Accelerated Share Repurchase Program Supplemental Confirmation dated November 21, 2011 (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

* Management contract or compensatory plan or arrangement

(1) Filed with our Form 10-K on March 15, 2012

21.          Subsidiaries of the Registrant

21.1(1)	Subsidiaries

23.          Consents of Experts and Counsel

23.1(1)	Consent of Independent Registered Public Accounting Firm

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1(1)	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2(1)	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1(1)	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2(1)	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.0         Interactive Data Files

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed with our Form 10-K on March 15, 2012

(2) Furnished with this Amendment No. 1 to Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE: March 22, 2012	By: /s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)