Form 10-Q
period 2012-04-28
DOLLAR TREE INC
filed 2012-05-17
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 28, 2012
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

As of May 10, 2012, there were 115,978,199 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	April 28,	April 30,
(In millions, except per share data)	2012	2011

Net sales	$1,723.6	$1,545.9
Cost of sales	1,120.9	1,005.1
Gross profit	602.7	540.8

Selling, general and administrative
expenses	414.7	379.1

Operating income	188.0	161.7

Interest expense, net	0.5	0.9
Other income, net	(1.1)	(0.7)

Income before income taxes	188.6	161.5

Provision for income taxes	72.5	60.5

Net income	$116.1	$101.0

Net income per share:
Basic	$1.00	$0.82
Diluted	$1.00	$0.82

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	April 28,	April 30,
(In millions)	2012	2011

Net income	$116.1	$101.0

Foreign currency translation adjustments	$2.5	$4.9
Fair value adjustment-derivative cash
flow hedging instrument, net of tax	-	0.4

Total comprehensive income	$118.6	$106.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 28,	January 28,	April 30,
(In millions)	2012	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$382.3	$288.3	$371.3
Short-term investments	-	-	139.0
Merchandise inventories,net	875.0	867.4	771.2
Other current assets	47.1	53.7	44.0
Total current assets	1,304.4	1,209.4	1,325.5

Property, plant and equipment, net	848.8	825.3	760.2
Goodwill	174.0	173.1	175.0
Deferred tax assets, net	19.2	16.8	25.1
Other assets, net	104.7	104.0	95.5

Total Assets	$2,451.1	$2,328.6	$2,381.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$265.5	$15.5	$16.5
Accounts payable	319.1	286.7	276.0
Other current liabilities	187.0	215.5	170.6
Income taxes payable	44.4	63.3	41.6
Total current liabilities	816.0	581.0	504.7

Long-term debt, exluding current portion	-	250.0	250.0
Income taxes payable, long-term	15.7	15.5	15.4
Other liabilities	138.8	137.5	124.5

Total liabilities	970.5	984.0	894.6

Commitments and contingencies

Shareholders' equity	1,480.6	1,344.6	1,486.7

Total Liabilities and Shareholders' Equity	$2,451.1	$2,328.6	$2,381.3

Common shares outstanding	116.0	115.6	122.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 28,	April 30,
(In millions)	2012	2011
Cash flows from operating activities:
Net income	$116.1	$101.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	41.8	39.2
Other non-cash adjustments to net income	20.9	23.8
Changes in operating assets and liabilities	(44.3)	(7.7)
Net cash provided by operating activities	134.5	156.3

Cash flows from investing activities:
Capital expenditures	(65.4)	(58.3)
Purchase of short-term investments	-	(6.0)
Proceeds from sales of short-term investments	-	41.8
Other	-	0.4
Net cash used in investing activities	(65.4)	(22.1)

Cash flows from financing actvities:
Payments for share repurchases	(4.5)	(88.6)
Proceeds from stock issued pursuant to stock-based
compensation plan	5.9	3.9
Tax benefit of stock-based compensation	23.8	9.8
Other	(0.2)	(0.1)
Net cash provided by (used in) financing activities	25.0	(75.0)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.9

Net increase in cash and cash equivalents	94.0	60.1
Cash and cash equivalents at beginning of period	288.3	311.2
Cash and cash equivalents at end of period	$382.3	$371.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$0.6	$1.4
Income taxes	$61.4	$59.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 28, 2012 contained in the Company’s Annual Report on Form 10-K filed March 15, 2012.  The results of operations for the thirteen weeks ended April 28, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2013.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of April 28, 2012 and April 30, 2011 and the results of its operations and cash flows for the periods presented.  The January 28, 2012 balance sheet information was derived from the audited consolidated financial statements as of that date.

In the first quarter of 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  This update requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income.

2. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties.  The Company hedged 1.4 million and 0.6 million gallons of diesel fuel from February to April of 2012 and 2011, respectively which represented approximately 41% and 23% of the total domestic truckload fuel needs for these periods.  The Company currently has fuel derivative contracts to hedge 1.4 million gallons of diesel fuel, or approximately 41% of the Company’s domestic truckload fuel needs from May 2012 through July 2012 and 0.6 million gallons of diesel fuel, or approximately 16% of the Company’s domestic truckload fuel needs from August 2012 through October 2012.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other income, net” in the accompanying condensed consolidated income statements.  The fair value of these contracts at April 28, 2012 was an asset of $0.9 million.

3. FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 28, 2012.  As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $382.3 million and $83.6 million, respectively at April 28, 2012.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps as of April 28, 2012 was an asset of $0.9 million and was estimated using Level 2 measurements in the fair value hierarchy which used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying value of the Company’s long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  There were no changes in fair value related to these assets during the thirteen weeks ended April 28, 2012.

4. INCOME TAXES

During the first quarter of 2012, the Company adjusted its balance of unrecognized tax benefits primarily as a result of recording accrued interest on uncertain tax liabilities and additional reserves.  Accordingly, “Income taxes payable long-term” was increased by $0.2 million.  The total amount of unrecognized tax benefits as of April 28, 2012, that, if recognized would affect the effective tax rate was $10.3 million (net of federal tax benefit).

5. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended
	April 28,	April 30,
(In millions, except per share data)	2012	2011
Basic net income per share:
Net income	$116.1	$101.0
Weighted average number of
shares outstanding	115.8	122.6
Basic net income per share	$1.00	$0.82

Diluted net income per share:
Net income	$116.1	$101.0
Weighted average number of
shares outstanding	115.8	122.6
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	0.6	0.9
Weighted average number of shares and
dilutive potential shares outstanding	116.4	123.5
Diluted net income per share	$1.00	$0.82

For the thirteen weeks ended April 28, 2012 and April 30, 2011, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

6. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $13.9 million and $9.0 million, during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

The Company granted approximately 0.3 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the thirteen weeks ended April 28, 2012.  The estimated $24.7 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $3.0 million of expense related to these RSUs during the thirteen weeks ended April 28, 2012.

In the thirteen weeks ended April 28, 2012 the Company granted 0.1 million RSUs with a fair value of $8.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2012.  If the Company meets these performance targets in fiscal 2012, then the RSUs will vest ratably over three years, ending March 30, 2015.  The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The Company recognized $4.8 million of expense related to these RSUs in the thirteen weeks ended April 28, 2012.

In the thirteen weeks ended April 28, 2012 the Company granted RSUs with a fair value of $1.7 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 29, 2012 and ending on January 30, 2015.  Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period.  The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The Company recognized $0.8 million of expense related to these RSUs in the thirteen weeks ended April 28, 2012.

The Company recognized $4.9 million of expense related to RSUs granted prior to fiscal 2012 in the thirteen weeks ended April 28, 2012.  For the thirteen weeks ended April 30, 2011, the Company recognized $5.5 million of expense related to RSUs.

In the thirteen weeks ended April 28, 2012, approximately 0.6 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued.  During the thirteen weeks ended April 30, 2011, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued.

7. SHAREHOLDERS’ EQUITY

The Company repurchased approximately 0.1 million shares of common stock on the open market for approximately $4.5 million during the thirteen weeks ended April 28, 2012.  As of April 28, 2012, the Company has $1.2 billion remaining under Board authorization.

During the fourth quarter of 2011, the Company entered into an agreement to repurchase $300.0 million of the Company’s common shares under a “collared” ASR.  Under this agreement, during 2011, the Company paid $300.0 million and received 3.4 million shares.  The ASR concluded on March 28, 2012 and the Company received an additional 0.2 million shares resulting in 3.6 million total shares being repurchased under this ASR.

8. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) certification.  At present, approximately 265 individuals are included in the collective action.  The Company’s motion to decertify the collective action was dismissed without prejudice in 2010.  The Company filed another motion to decertify on February 29, 2012, which now awaits decision by the Court.  There is no scheduled trial date.

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

In June 2011, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that the Company, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, is selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items.  It seeks both monetary damages and injunctive relief.  At approximately the same time, Winn-Dixie also sued Dollar General, Inc. and Big Lots, Inc. making essentially the same allegations against them and seeking the same relief. The court consolidated the three cases and the trial began on May 14, 2012.

In the summer and fall of 2011 collective action lawsuits were filed against the Company in six federal courts by different assistant store managers, each alleging he or she was forced to work off the clock in violation of the Fair Labor Standards Act.  The suits were filed in Georgia, Colorado, Florida, Michigan and Illinois.  Plaintiffs also assert various state law claims for which they seek class treatment.  The Georgia suit sought statewide class certification for those assistant store managers similarly situated during the relevant time periods.  The state-based claims have been dismissed and only the federal claims remain and, on the Company's motion, the case was transferred to the U.S. District Court for the Eastern District of Virginia.  The Florida, Colorado, Michigan and Illinois cases seek nationwide certifications for those assistant store managers similarly situated during the relevant time periods.  The Illinois case also includes a purported class of all other hourly store associates, making the same allegations on their behalf.  The Company has commenced its investigation and has filed motions to dismiss and motions to transfer venue to the Eastern District of Virginia in these four cases.  No rulings on these motions have been made to date.  The Plaintiffs filed a motion with the federal court Multi-District Litigation Panel to consolidate all these and other related cases which motion was denied. To date, the only cases in which class certification motions have been filed are the Illinois and Colorado actions.  None of the cases have been assigned a trial date.

Around May 1, 2012, three associates who were formerly employed at the Company’s distribution center in Joliet, Illinois filed a Rule 23 class action lawsuit in federal court in Illinois alleging that at the time of their termination of employment, they failed to receive compensation for their accrued paid time off.  They brought this case on behalf of themselves and those former associates similarly situated. The Company has just begun its investigation of the allegations contained in the Complaint.

The Company will vigorously defend itself in these matters.  The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material effect on its results of operations for the period in which they are resolved.  Based on the information available to the Company, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, the Company is unable to express an opinion as to the outcome of these matters and cannot estimate a potential range of loss.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 15, 2012.  Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	Our profitability is vulnerable to cost increases.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	Risks associated with our domestic and foreign suppliers from whom our products are sourced could affect our financial performance.

•	We could encounter disruptions in our distribution network or additional costs in distributing merchandise.

•	A downturn in economic conditions could impact our sales.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors may reduce our sales and profits.

•	A significant disruption in or security breach in our computer systems could adversely affect our operations or our ability to secure customer, employee and company data.

•	Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

•	Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a takeover attempt that may be in a shareholder’s best interest.

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

At April 28, 2012 we operated 4,344 stores in 48 states and the District of Columbia, as well as 107 stores in Canada, with a total of 38.6 million selling square feet compared to 4,177 stores with 36.0 million selling square feet at April 30, 2011.  During the thirteen weeks ended April 28, 2012, we opened 110 stores, expanded 44 stores and closed 10 stores, compared to 83 stores opened, 41 stores expanded and 7 stores closed during the thirteen weeks ended April 30, 2011.  In the thirteen weeks ended April 28, 2012 and April 30, 2011, we added approximately 1.0 million and 0.8 million selling square feet, respectively, of which approximately 0.1 million and 0.2 million, respectively, was added through expanding existing stores.  The average size of stores opened during the thirteen weeks ended April 28, 2012 was approximately 8,400 selling square feet.  We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the thirteen weeks ended April 28, 2012, comparable store net sales increased 5.6% primarily due to increased traffic.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the thirteen weeks ended April 28, 2012, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At April 28, 2012, we had frozen and refrigerated merchandise in approximately 2,340 stores compared to approximately 1,960 stores at April 30, 2011.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 3,985 qualified stores compared to approximately 3,655 stores at April 30, 2011.

We continue to see increases in the demand for basic, consumable products in 2012.  As a result, the mix of inventory carried in our stores continues to shift to more consumer product merchandise which we believe increases the traffic in our stores and helps to increase our sales.  This shift in mix may impact our merchandise costs.

Results of Operations

13 Weeks Ended April 28, 2012 Compared to the 13 Weeks Ended April 30, 2011

Net Sales.  Net sales increased 11.5%, or $177.7 million, compared with last year’s first quarter resulting from sales in our new stores and a 5.6% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  Gross profit margin remained at 35.0% in the current quarter compared to the same quarter last year.  Leverage in occupancy and distribution costs resulting from the comparable store sales increase was offset by increases in merchandise costs resulting from the continued penetration of consumable products in our merchandise mix and higher shrink costs resulting from a smaller benefit from physical inventory true ups in the current quarter compared with the first quarter of 2011.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 24.1%, as a percentage of net sales, compared to 24.5% for the same period last year.  This net decrease was primarily due to the following:

•	Store operating costs, depreciation and payroll expenses decreased as a percentage of net sales due to the leverage associated with the comparable store sales increase.
•
Utility costs decreased due to favorable weather conditions and lower trash removal expenses.  Operating and corporate expenses also decreased due to lower debit and credit fees resulting from the impact of legislation on debit fees.

•	Stock compensation and health insurance expenses increased compared with the first quarter of 2011.

Operating Income. Operating income for the current quarter was 10.9% as a percentage of net sales compared to 10.5% for the same period last year.  This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, as noted above.

Income Taxes. Our effective tax rate for the thirteen weeks ended April 28, 2012 was 38.4% compared to 37.5% for the thirteen weeks ended April 30, 2011.  This increase is the result of the rate in the first quarter of 2011 having the benefit of the HIRE Act and work opportunity tax credits which expired December 31, 2011.

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

The following table compares cash flow information for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	13 Weeks Ended
	April 28,	April 30,
(In millions)	2012	2011
Net cash provided by (used in):

Operating activities	$134.5	$156.3

Investing activities	(65.4)	(22.1)

Financing activities	25.0	(75.0)

Net cash provided by operating activities decreased $21.8 million due primarily to increased inventory levels partially offset by increased earnings before depreciation and amortization.

Net cash used in investing activities increased $43.3 million primarily due to a decrease in short-term investment proceeds and increased capital expenditures.  Capital expenditures for new and relocated stores increased in the current year due to the higher number of stores opened compared to the prior year.

Net cash provided by financing activities increased $100.0 million compared with the prior year, primarily due to decreased share repurchases in the current year and higher tax benefits related to equity compensation.

At April 28, 2012, our borrowings were $265.5 million, our capital lease commitments were $0.2 million and we had $300.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $110.0 million and $75.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $142.0 million was committed to letters of credit issued for routine purchases of imported merchandise as of April 28, 2012.

We repurchased approximately 0.1 million and 1.7 million shares of common stock for approximately $4.5 million and $88.6 million during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.  As of April 28, 2012, we had $1.2 billion remaining under the Board authorization.

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

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We hedged 1.4 million and 0.6 million gallons of diesel fuel from February to April of 2012 and 2011, respectively,  which represented approximately 41% and 23% of the total domestic truckload fuel needs in 2012 and 2011 for these periods.  We currently have fuel derivative contracts to hedge 1.4 million gallons of diesel fuel, or approximately 41% of our domestic truckload fuel needs from May 2012 through July 2012 and 0.6 million gallons of diesel fuel, or approximately 16% of our domestic truckload fuel needs from August 2012 through October 2012.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other income, net” in the accompanying condensed consolidated income statements.  The fair value of these contracts at April 28, 2012 was an asset of $0.9 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 28, 2012, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2012.

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the thirteen weeks ended April 28, 2012:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
January 29, 2012 to February 25, 2012	-	$-	-	$1,200.0
February 26, 2012 to March 31, 2012	251,361	6.13	251,361	1,198.5
April 1, 2012 to April 28, 2012	32,200	93.53	32,200	1,195.5
Total	283,561	$16.05	283,561	$1,195.5

During the fourth quarter of 2011, we entered into an agreement to repurchase $300.0 million of our common shares under a “collared” ASR.  Under this agreement, during 2011, we paid $300.0 million and received 3.4 million shares.  The ASR concluded on March 28, 2012 and we received an additional 0.2 million shares resulting in 3.6 million total shares being repurchased under this ASR.

As of April 28, 2012, we had approximately $1.2 billion remaining under Board authorization.

Item  3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item  4. MINE SAFETY DISCLOSURES.

None.

Item  5. OTHER INFORMATION.

None.

Item  6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company's June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company's June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

4.1	Form of common Stock Certificate (Exhibit 4.1 to the Company's March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.1	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.1 to the Company's March 15, 2012 Current Report on Form 8-K, incorporated herein by this reference)

10.2	Form of Restricted Stock Unit Agreement (Exhibit 10.2 to the Company's March 15, 2012 Current Report on Form 8-K, incorporated herein by this reference)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: May 17, 2012	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)