Form 10-Q
period 2012-07-28
DOLLAR TREE INC
filed 2012-08-16
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 28, 2012
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

As of August 9, 2012, there were 230,325,396 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 28,	July 30,	July 28,	July 30,
(In millions, except per share data)	2012	2011	2012	2011

Net sales	$1,704.6	$1,542.4	$3,428.2	$3,088.3
Cost of sales	1,105.0	1,000.0	2,225.9	2,005.1
Gross profit	599.6	542.4	1,202.3	1,083.2

Selling, general and administrative
expenses	415.2	388.9	829.9	768.0

Operating income	184.4	153.5	372.4	315.2

Interest expense, net	1.1	0.7	1.6	1.6
Other (income) expense, net	-	0.5	(1.1)	(0.2)

Income before income taxes	183.3	152.3	371.9	313.8

Provision for income taxes	64.1	57.4	136.6	117.9

Net income	$119.2	$94.9	$235.3	$195.9

Net income per share:
Basic	$0.52	$0.39	$1.02	$0.80
Diluted	$0.51	$0.39	$1.01	$0.79

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 28,	July 30,	July 28,	July 30,
(In millions)	2012	2011	2012	2011

Net income	$119.2	$94.9	$235.3	$195.9
Foreign currency translation adjustments	$(5.0)	$(0.9)	$(2.5)	$4.0
Fair value adjustments-derivative cash
flow hedging instrument, net of tax	-	-	-	0.4

Total comprehensive income	$114.2	$94.0	$232.8	$200.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 28,	January 28,	July 30,
(In millions)	2012	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$379.8	$288.3	$421.6
Short-term investments	-	-	123.8
Merchandise inventories,net	891.7	867.4	813.9
Other current assets	50.1	53.7	49.0
Total current assets	1,321.6	1,209.4	1,408.3

Property, plant and equipment, net	879.8	825.3	783.1
Goodwill	173.1	173.1	175.0
Deferred tax assets, net	23.8	16.8	17.8
Other assets, net	101.4	104.0	94.7

Total Assets	$2,499.7	$2,328.6	$2,478.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14.3	$15.5	$15.5
Accounts payable	352.4	286.7	302.7
Other current liabilities	192.3	215.5	169.1
Income taxes payable	21.8	63.3	8.5
Total current liabilities	580.8	581.0	495.8

Long-term debt, exluding current portion	250.0	250.0	250.0
Income taxes payable, long-term	4.2	15.5	15.5
Other liabilities	141.7	137.5	129.9

Total liabilities	976.7	984.0	891.2

Commitments and contingencies

Shareholders' equity	1,523.0	1,344.6	1,587.7

Total Liabilities and Shareholders' Equity	$2,499.7	$2,328.6	$2,478.9

Common shares outstanding	230.4	231.2	244.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 28,	July 30,
(In millions)	2012	2011
Cash flows from operating activities:
Net income	$235.3	$195.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	84.8	78.8
Other non-cash adjustments to net income	24.0	40.5
Changes in operating assets and liabilities	(64.3)	(56.0)
Net cash provided by operating activities	279.8	259.2

Cash flows from investing activities:
Capital expenditures	(140.1)	(121.3)
Purchase of short-term investments	-	(6.0)
Proceeds from sales of short-term investments	-	57.0
Other	(0.3)	-
Net cash used in investing activities	(140.4)	(70.3)

Cash flows from financing actvities:
Payments for share repurchases	(76.5)	(96.4)
Proceeds from stock issued pursuant to stock-based
compensation plan	7.3	8.0
Tax benefit of stock-based compensation	24.3	10.3
Other	(1.4)	(1.3)
Net cash used in financing activities	(46.3)	(79.4)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	0.9

Net increase in cash and cash equivalents	91.5	110.4
Cash and cash equivalents at beginning of period	288.3	311.2
Cash and cash equivalents at end of period	$379.8	$421.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1.3	$2.0
Income taxes	$160.4	$145.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 28, 2012 contained in the Company’s Annual Report on Form 10-K filed March 15, 2012.  The results of operations for the 13 and 26 weeks ended July 28, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2013.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of July 28, 2012 and July 30, 2011 and the results of its operations and cash flows for the periods presented.  The January 28, 2012 balance sheet information was derived from the audited consolidated financial statements as of that date.

On May 29, 2012, the Company’s Board of Directors approved a 2-for-1 stock split in the form of a 100% common stock dividend.  New shares were distributed on June 26, 2012 to shareholders of record as of the close of business on June 12, 2012.  As a result, all share and per share data in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect this stock split.

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

2. LONG-TERM DEBT

       On June 6, 2012, the Company, through its wholly-owned subsidiary Dollar Tree Stores, Inc., entered into a five-year $750.0 million Unsecured Credit Agreement (the Unsecured Credit Agreement or the Agreement) with Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto.  The Agreement provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility will be based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit bears a facilities fee, calculated as a percentage, as defined, of the total amount of the line of credit, payable quarterly.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Company’s February 2008, $550.0 million Credit Agreement was terminated concurrent with entering into this Agreement.  As of July 28, 2012, $250.0 million was outstanding under this Agreement.

3. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties.  The Company has entered into fuel derivative contracts for approximately 1.2 million gallons of diesel fuel, or approximately 36% of the Company’s domestic truckload fuel needs from August 2012 through October 2012 and 1.4 million gallons of diesel fuel, or approximately 20% of the Company’s domestic truckload fuel needs from November 2012 through April 2013.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements. The fair value of these contracts at July 28, 2012 was an asset of $0.7 million.

4. FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 28, 2012.  As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $379.8 million and $83.6 million, respectively at July 28, 2012.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps as of July 28, 2012 was an asset of $0.7 million and was estimated using Level 2 measurements in the fair value hierarchy which used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying value of the Company’s long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  There were no changes in fair value related to these assets during the 13 or 26 weeks ended July 28, 2012.

5. INCOME TAXES

During the second quarter of 2012, the Company adjusted its balance of unrecognized tax benefits primarily as a result of statute expirations, settlement of state tax audits and additional reserves for uncertain tax positions.  Accordingly, “Income taxes payable, long-term” was decreased by $11.3 million.  The total amount of unrecognized tax benefits as of July 28, 2012, that, if recognized would affect the effective tax rate was $2.8 million (net of federal tax benefit).

6. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	July 28,	July 30,	July 28,	July 30,
(In millions, except per share data)	2012	2011	2012	2011

Basic net income per share:
Net income	$119.2	$94.9	$235.3	$195.9
Weighted average number of
shares outstanding	231.3	244.6	231.4	244.9
Basic net income per share	$0.52	$0.39	$1.02	$0.80

Diluted net income per share:
Net income	$119.2	$94.9	$235.3	$195.9
Weighted average number of
shares outstanding	231.3	244.6	231.4	244.9
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	1.3	1.5	1.3	1.6
Weighted average number of shares and
dilutive potential shares outstanding	232.6	246.1	232.7	246.5
Diluted net income per share	$0.51	$0.39	$1.01	$0.79

For the 13 and 26 weeks ended July 28, 2012 and July 30, 2011, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $7.2 million and $21.1 million, during the 13 and 26 weeks ended July 28, 2012, respectively.  Stock-based compensation expense was $10.6 million and $19.6 million, during the 13 and 26 weeks ended July 30, 2011, respectively.

The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 26 weeks ended July 28, 2012.  The estimated $24.7 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $2.4 million and $5.4 million of expense related to these RSUs during the 13 and 26 weeks ended July 28, 2012.

In the 26 weeks ended July 28, 2012 the Company granted 0.2 million RSUs with a fair value of $8.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2012.  If the Company meets these performance targets in fiscal 2012, the RSUs will vest ratably over three years, ending March 30, 2015.  The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The Company recognized $0.3 million and $5.1 million of expense related to these RSUs in the 13 and 26 weeks ended July 28, 2012.

In the 26 weeks ended July 28, 2012 the Company granted RSUs with a fair value of $1.7 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 29, 2012 and ending on January 30, 2015.  Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period.  The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The Company recognized $0.1 million and $0.9 million of expense related to these RSUs in the 13 and 26 weeks ended July 28, 2012.

In the 26 weeks ended July 28, 2012 the company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to the Chief Executive Officer of the Company, contingent on the Company meeting certain performance targets for the period beginning July 29, 2012 and ending on August 3, 2013 and the grantee completing a five-year service requirement.  The fair value of these RSUs is being expensed ratably over the five-year vesting period.  The Company recognized $0.3 million of expense related to these RSUs during the 13 and 26 weeks ended July 28, 2012.

The Company recognized $4.1 million and $9.0 million of expense related to RSUs granted prior to fiscal 2012 in the 13 and 26 weeks ended July 28, 2012.  For the 13 and 26 weeks ended July 30, 2011, the Company recognized $3.5 million and $9.0 million of expense related to these RSUs.

In the 26 weeks ended July 28, 2012, approximately 1.3 million RSUs vested and approximately 0.8 million shares, net of taxes, were issued.  During the 26 weeks ended July 30, 2011, approximately 1.3 million RSUs vested and approximately 0.9 million shares, net of taxes, were issued.  Less than 0.1 million RSUs vested in the 13 weeks ended July 28, 2012 and July 30, 2011.

8. SHAREHOLDERS’ EQUITY

The Company repurchased approximately 1.6 million and 1.7 million shares of common stock on the open market for approximately $80.9 million and $85.5 million during the 13 and 26 weeks ended July 28, 2012.  Approximately $8.9 million in share repurchases had not settled as of July 28, 2012 and this amount has been accrued in the accompanying condensed consolidated balance sheet as of July 28, 2012.  As of July 28, 2012, the Company has $1.1 billion remaining under the Board authorization.

During the fourth quarter of 2011, the Company entered into an agreement to repurchase $300.0 million of the Company’s common shares under a “collared” ASR.  Under this agreement, during 2011, the Company paid $300.0 million and received 6.8 million shares.  The ASR concluded on March 28, 2012 and the Company received an additional 0.5 million shares resulting in 7.3 million total shares being repurchased under this ASR.

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

In 2009, 34 plaintiffs filed a class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  In 2010, the case was dismissed with prejudice.  Plaintiffs appealed to the U.S. Court of Appeals for the Fourth Circuit.  The appeal has been fully briefed by the parties and oral arguments were conducted in January 2012.  The parties await a decision of the appellate court which is expected in 2012.

In April 2011, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by the Company to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation.  The Company removed the case to federal court which denied Plaintiffs’ motion for remand of the case to state court.  Discovery in this case is at an early stage.  There is no trial date.

In June 2011, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that the Company, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, is selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items.  It seeks both monetary damages and injunctive relief.  At approximately the same time, Winn-Dixie also sued Dollar General, Inc. and Big Lots, Inc. making essentially the same allegations against them and seeking the same relief. The Court consolidated the three cases and they proceeded to trial, without a jury, in May of this year.  On August 10, the Court issued a Findings of Fact and Conclusions of Law.  The ruling denied Winn-Dixie’s claim for monetary damages, either compensatory or punitive, and, of the original 48 Dollar Tree stores at issue, granted plaintiff’s request for injunctive relief with respect to just one store.  A final Order incorporating these findings and conclusions, and dismissing the case is anticipated in September or October.

In the summer and fall of 2011, five collective action lawsuits were filed against the Company in federal courts in Georgia, Colorado, Florida, Michigan and Illinois by different assistant store managers, each alleging he or she was forced to work off the clock in violation of the Fair Labor Standards Act. Plaintiffs also assert various state law claims for which they seek class treatment.  The Georgia suit sought statewide class certification.  The state-based claims in the Georgia action have been dismissed and on the Company’s motion the case was transferred to the U.S. District Court for the Eastern District of Virginia where it awaits rulings on a pending motion to dismiss.  The Florida, Colorado, Michigan and Illinois cases seek nationwide certifications.   The Illinois case, in addition to assistant store managers, also includes a purported class of all other hourly store associates, and makes the same allegations on their behalf.  The Company filed motions to dismiss and motions to transfer venue to the Eastern District of Virginia in each of the four cases.  The Illinois case was transferred in June to the Eastern District of Virginia where it awaits ruling on the pending motion to dismiss.  To date, the only cases in which plaintiffs have sought class certification are the Illinois and Colorado actions.  The Colorado case is scheduled to proceed to trial in March 2013 and the Florida case in July 2013. The Illinois and Georgia cases which were transferred to the Eastern District of Virginia await entry of a Scheduling Order.

In May 2012, three associates who were formerly employed at the Company’s distribution center in Joliet, Illinois filed a Rule 23 class action lawsuit in federal court in Illinois alleging that at the time of their termination of employment, they failed to receive compensation for their accrued paid time off.  They brought this case on behalf of themselves and those former associates similarly situated. A stay of the case has been granted upon motion by both parties so that a possible early resolution of the matter could be explored.  No trial date has been set.

In July 2012, a former non-exempt hourly associate who alleges his primary duty was to work the cash register, on behalf of himself and those similarly situated, filed a Complaint under the California Private Attorneys General Act (“PAGA”), in a California state court, alleging the Company failed to provide suitable seating as allegedly required by state law.  The Company has removed the case to federal court, filed its Answer to the Complaint and is currently investigating the plaintiff’s allegations.  No Scheduling Order has been entered.

In July 2012, a former assistant store manager, on behalf of himself and those similarly situated, filed a class action Complaint in a California state court, alleging a failure of the Company to provide paid ten-minute rest breaks to assistant store managers in California who worked one or more work periods in excess of three and one-half hours during which they were relieved of all duties.  The alleged relevant time period is July 13, 2008 to the present.  The Company has just begun its investigation of the allegations contained in the Complaint.

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

At July 28, 2012 we operated 4,406 stores in 48 states and the District of Columbia, as well as 117 stores in Canada, with a total of 39.2 million selling square feet compared to 4,242 stores with 36.6 million selling square feet at July 30, 2011.  During the 26 weeks ended July 28, 2012, we opened 187 stores, expanded 65 stores and closed 15 stores, compared to 159 stores opened, 64 stores expanded and 18 stores closed during the 26 weeks ended July 30, 2011.  In the 26 weeks ended July 28, 2012 and July 30, 2011, we added approximately 1.7 million and 1.5 million selling square feet, respectively, of which approximately 0.2 million and 0.3 million, respectively, was added through expanding existing stores.  The average size of stores opened during the 26 weeks ended July 28, 2012 was approximately 8,300 selling square feet.  We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 26 weeks ended July 28, 2012, comparable store net sales increased 4.5% and 5.1% primarily due to increased traffic.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 and 26 weeks ended July 28, 2012, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At July 28, 2012, we had frozen and refrigerated merchandise in approximately 2,400 stores compared to approximately 2,040 stores at July 30, 2011.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,060 qualified stores compared to approximately 3,735 stores at July 30, 2011.

We continue to see increases in the demand for basic, consumable products in 2012.  As a result, the mix of inventory carried in our stores continues to shift to more consumer product merchandise which we believe increases the traffic in our stores and helps to increase our sales.  This shift in mix may impact our merchandise costs.

Results of Operations

13 Weeks Ended July 28, 2012 Compared to the 13 Weeks Ended July 30, 2011

Net Sales.  Net sales increased 10.5%, or $162.2 million, compared with last year’s second quarter resulting from sales in our new stores and a 4.5% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  Gross profit margin remained at 35.2% in the current quarter compared to the same quarter last year.  Merchandise mark-on improved and occupancy and distribution costs were leveraged as a result of the comparable store sales increase.  These benefits were offset by a favorable adjustment related to prior periods that was recorded in the second quarter of 2011 and increases in merchandise costs resulting from the continued increased penetration of consumable products in our merchandise mix.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the current quarter decreased to 24.4%, as a percentage of net sales, compared to 25.2% for the same period last year.  This net decrease was primarily due to the following:

•
Payroll-related expenses decreased 60 basis points due to reduced stock compensation expense, leverage associated with the increase in comparable net store sales, inproved store productivity and a favorable adjustment related to the development of prior years’ workers’ compensation claims in the current year quarter.

•	Store operating costs decreased 15 basis points due to leverage associated with the increase in comparable net store sales as well as favorable utilities and repairs and maintenance expenses.

Operating Income. Operating income for the current quarter was 10.8% as a percentage of net sales compared to 10.0% for the same period last year.  This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, as noted above.

Income Taxes. Our effective tax rate for the 13 weeks ended July 28, 2012 was 35.0% compared to 37.7% for the 13 weeks ended July 30, 2011.  This decrease is the result of statute expirations and the settlement of state tax audits.

26 Weeks Ended July 28, 2012 Compared to the 26 Weeks Ended July 30, 2011

Net Sales.  Net sales increased 11.0%, or $339.8 million, over the same period last year resulting from sales in our new stores and a 5.1% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit.  Gross profit margin for the 26 weeks ended July 28, 2012 remained at 35.1% compared to the same period last year.  Improved merchandise mark-on and leverage in occupancy and distribution costs resulting from the comparable store sales increase were offset by increases in merchandise cost resulting from the continued penetration of consumable products in our merchandise mix and a favorable adjustment related to prior periods that was recorded in the second quarter of 2011.

 Selling, General and Administrative Expenses.  Selling, general, and administrative expenses for the 26 weeks ended July 28, 2012 decreased to 24.2%, as a percentage of net sales, compared to 24.9% for the same period last year.  This net decrease was primarily due to the following:

•	Payroll expenses, store operating costs and depreciation expenses decreased as a percentage of sales due to the leverage associated with the comparable store sales increase.
•	Workers’ compensation expenses decreased due to a favorable adjustment related to the development of prior years claims compared to the same period in 2011.
•	Store operating costs also decreased due to lower utility costs resulting from favorable weather conditions, lower trash removal expenses and lower repairs and maintenance expenses.

Operating Income. Operating income for the 26 weeks ended July 28, 2012 was 10.9% as a percentage of net sales compared to 10.2% for the same period last year.  This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, as noted above.

Income Taxes. Our effective tax rate for the 26 weeks ended July 28, 2012 was 36.7% compared to 37.6% for the 26 weeks ended July 30, 2011.  This decrease is the result of statute expirations and the settlement of state tax audits.

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

The following table compares cash flow information for the 26 weeks ended July 28, 2012 and July 30, 2011:

	26 Weeks Ended
	July 28,	July 30,
(In millions)	2012	2011
Net cash provided by (used in):

Operating activities	$ 279.8	$ 259.2

Investing activities	(140.4)	(70.3)

Financing activities	(46.3)	(79.4)

Net cash provided by operating activities increased $20.6 million due primarily to increased earnings before depreciation and amortization and higher accounts payables partially offset by increased amounts paid for payroll taxes related to stock-based compensation, inventory and accruals for unsettled share repurchases.

Net cash used in investing activities increased $70.1 million primarily due to a decrease in short-term investment proceeds and increased capital expenditures.  Capital expenditures for new and relocated stores increased in the current year due to the higher number of stores opened compared to the prior year.

Net cash used in financing activities decreased $33.1 million compared with the prior year, primarily due to decreased share repurchases in the current year and higher tax benefits related to stock-based compensation.

On June 6, 2012, we entered into a five-year $750.0 million Unsecured Credit Agreement (the Unsecured Credit Agreement or the Agreement) with Wells Fargo Bank, N.A, as administrative agent and the lenders party thereto.  The Agreement provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility will be based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit bears a facilities fee, calculated as a percentage, as defined, of the total amount of the line of credit, payable quarterly.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  Our February 2008, $550.0 million Credit Agreement was terminated concurrent with entering into this Agreement.

At July 28, 2012, our total borrowings were $264.3 million, our capital lease commitments were $0.1 million and we had $500.0 million available on the revolving credit portion of our Unsecured Credit Agreement.  We also have $120.0 million and $100.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $184.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 28, 2012.

We repurchased approximately 1.7 million and 3.7 million shares of common stock on the open market for approximately $85.5 million and $96.7 million during the 26 weeks ended July 28, 2012 and July 30, 2011, respectively.  As of July 28, 2012, we had $1.1 billion remaining under the Board authorization.

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

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we enter into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for approximately 1.2 million gallons of diesel fuel, or approximately 36% of our domestic truckload fuel needs from August 2012 through October 2012 and 1.4 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from November 2012 through April 2013.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements. The fair value of these contracts at July 28, 2012 was an asset of $0.7 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 28, 2012, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•	employment-related matters;

•	infringement of intellectual property rights;

•	personal injury/wrongful death claims;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission or other jurisdictions; and,

•	real estate matters related to store leases.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended July 28, 2012:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
April 29, 2012 to May 26, 2012	473,468	$48.07	473,468	$1,172.7
May 27, 2012 to June 30, 2012	326,000	50.67	326,000	1,156.2
July 1, 2012 to July 28, 2012	806,663	51.63	806,663	1,114.5
Total	1,606,131	$50.39	1,606,131	$1,114.5

As of July 28, 2012, we had approximately $1.1 billion remaining under the Board authorization.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 23, 2010, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amened (Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 23, 2010, incorporated herein by this reference)

4.1	Form of common Stock Certificate (Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 13, 2008, incorporated herein by this reference)

10.1	Dollar Tree Stores, Inc. $750.0 million Credit Agreement, dated June 6, 2012 with Wells Fargo Bank, N.A., as administrative agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2012, incorporated herein by this reference)

10.2	Form of Change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer (filed herewith)

10.3	Restricted Stock Unit Agreement dated June 13, 2012 between the Company and Bob Sasser, Chief Executive Officer (filed herewith)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomhy Extenstion Definition Linkbase Document

101.LAB	XBRL Taxonomy Extenstion Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: August 16, 2012	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)