Form 10-Q
period 2012-10-27
DOLLAR TREE INC
filed 2012-11-15
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 27, 2012
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

As of November 9, 2012, there were 227,206,335 shares of the Registrant’s Common Stock outstanding.

DOLLAR TREE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART II-OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 27,	October 29,	October 27,	October 29,
(In millions, except per share data)	2012	2011	2012	2011

Net sales	$1,720.5	$1,596.6	$5,148.7	$4,684.9
Cost of sales	1,120.9	1,036.0	3,346.8	3,041.1
Gross profit	599.6	560.6	1,801.9	1,643.8

Selling, general and administrative
expenses	415.4	395.7	1,245.3	1,163.7

Operating income	184.2	164.9	556.6	480.1

Interest expense, net	0.8	0.6	2.4	2.2
Other (income) expense, net	(60.7)	0.1	(61.8)	(0.1)

Income before income taxes	244.1	164.2	616.0	478.0

Provision for income taxes	88.7	59.7	225.3	177.6

Net income	$155.4	$104.5	$390.7	$300.4

Net income per share:
Basic	$0.68	$0.44	$1.70	$1.24
Diluted	$0.68	$0.43	$1.69	$1.23

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 27,	October 29,	October 27,	October 29,
(In millions)	2012	2011	2012	2011

Net income	$155.4	$104.5	$390.7	$300.4

Foreign currency translation adjustments	$1.7	$(3.6)	$(0.9)	$0.4
Fair value adjustment-derivative cash
flow hedging instrument, net of tax	-	-	-	0.4

Total comprehensive income	$157.1	$100.9	$389.8	$301.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 27,	January 28,	October 29,
(In millions)	2012	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$222.4	$288.3	$280.2
Merchandise inventories, net	1,133.2	867.4	1,005.4
Other current assets	52.9	53.7	46.9
Total current assets	1,408.5	1,209.4	1,332.5

Property, plant and equipment, net	932.4	825.3	816.5
Goodwill	173.3	173.1	173.5
Deferred tax assets, net	19.4	16.8	15.0
Other assets, net	105.7	104.0	93.7

Total Assets	$2,639.3	$2,328.6	$2,431.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14.3	$15.5	$15.5
Accounts payable	420.0	286.7	351.9
Other current liabilities	232.4	215.5	209.0
Income taxes payable	34.3	63.3	10.7
Total current liabilities	701.0	581.0	587.1

Long-term debt, excluding current portion	250.0	250.0	250.0
Income taxes payable, long-term	5.1	15.5	15.2
Other liabilities	144.3	137.5	132.0

Total liabilities	1,100.4	984.0	984.3

Commitments and contingencies

Shareholders' equity	1,538.9	1,344.6	1,446.9

Total Liabilities and Shareholders' Equity	$2,639.3	$2,328.6	$2,431.2

Common shares outstanding	227.2	231.2	238.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 27,	October 29,
(In millions)	2012	2011
Cash flows from operating activities:
Net income	$390.7	$300.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	128.4	119.9
Gain on sale of investment in Ollie's Holdings, Inc.	(60.8)	-
Other non-cash adjustments to net income	33.2	49.3
Changes in operating assets and liabilities	(178.1)	(150.9)
Net cash provided by operating activities	313.4	318.7

Cash flows from investing activities:
Capital expenditures	(236.7)	(196.8)
Purchase of short-term investments	-	(6.0)
Proceeds from sales of short-term investments	-	180.8
Proceeds from sale of investment in Ollie's Holdings, Inc.	62.3	-
Purchase of restricted investments	-	(5.3)
Proceeds from sales of restricted investments	-	5.3
Other	(0.3)	-
Net cash used in investing activities	(174.7)	(22.0)

Cash flows from financing actvities:
Payments for share repurchases	(235.3)	(345.9)
Proceeds from stock issued pursuant to stock-based
compensation plan	8.8	9.3
Tax benefit of stock-based compensation	24.5	10.5
Other	(1.4)	(1.5)
Net cash used in financing activities	(203.4)	(327.6)

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.1)

Net decrease in cash and cash equivalents	(65.9)	(31.0)
Cash and cash equivalents at beginning of period	288.3	311.2
Cash and cash equivalents at end of period	$222.4	$280.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2.4	$2.5
Income taxes	$232.6	$201.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 28, 2012 contained in the Company’s Annual Report on Form 10-K filed March 15, 2012.  The results of operations for the 13 and 39 weeks ended October 27, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2013.

In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 27, 2012 and October 29, 2011 and the results of its operations and cash flows for the periods presented.  The January 28, 2012 balance sheet information was derived from the audited consolidated financial statements as of that date.

On September 28, 2012, the Company sold its ownership interest in Ollie’s Holdings, Inc., which it originally acquired in 2003.  As a result of the sale, the Company recorded a pre-tax gain of $60.8 million in the third quarter of 2012 which is included in “Other (income) expense, net” on the accompanying condensed consolidated income statements.  The gain, net of tax, was $38.1 million and increased earnings per diluted share for the 13 and 39 weeks ended October 27, 2012 by $0.17 and $0.16, respectively.

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

2. LONG-TERM DEBT

On June 6, 2012, the Company, through its wholly-owned subsidiary Dollar Tree Stores, Inc., entered into a five-year $750.0 million Unsecured Credit Agreement (the Unsecured Credit Agreement or the Agreement) with Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto.  The Agreement provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility will be based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit bears a facilities fee, calculated as a percentage, as defined, of the total amount of the line of credit, payable quarterly.  The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Company’s February 2008, $550.0 million Credit Agreement was terminated concurrent with entering into this Agreement.  As of October 27, 2012, $250.0 million was outstanding under this Agreement.

3. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties.  The Company has entered into fuel derivative contracts for 1.4 million gallons of diesel fuel, or approximately 20% of the Company’s domestic truckload fuel needs from November 2012 through April 2013.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements. The fair value of these contracts at October 27, 2012 was an asset of $0.8 million.

4. FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 27, 2012.  As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $222.4 million and $83.6 million, respectively at October 27, 2012.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps as of October 27, 2012 was an asset of $0.8 million and was estimated using Level 2 measurements in the fair value hierarchy which used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying value of the Company’s long-term debt approximates its fair value because the debt’s interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  There were no changes in fair value related to these assets during the 13 or 39 weeks ended October 27, 2012.

5. INCOME TAXES

During 2012, the Company adjusted its balance of unrecognized tax benefits primarily as a result of statute expirations and the settlement of state tax audits.  Accordingly, “Income taxes payable, long-term” was decreased by $10.4 million.  The total amount of unrecognized tax benefits as of October 27, 2012, that, if recognized would affect the effective tax rate was $3.4 million (net of federal tax benefit).

6. NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 27,	October 29,	October 27,	October 29,
(In millions, except per share data)	2012	2011	2012	2011
Basic net income per share:
Net income	$155.4	$104.5	$390.7	$300.4
Weighted average number of
shares outstanding	228.8	239.6	230.5	243.1
Basic net income per share	$0.68	$0.44	$1.70	$1.24

Diluted net income per share:
Net income	$155.4	$104.5	$390.7	$300.4
Weighted average number of
shares outstanding	228.8	239.6	230.5	243.1
Dilutive effect of stock options and
restricted stock units (as determined
by applying the treasury stock method)	1.2	1.9	1.3	1.7
Weighted average number of shares and
dilutive potential shares outstanding	230.0	241.5	231.8	244.8
Diluted net income per share	$0.68	$0.43	$1.69	$1.23

For the 13 and 39 weeks ended October 27, 2012 and October 29, 2011, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

7. STOCK-BASED COMPENSATION

The Company’s stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan.  Stock-based compensation expense was $7.0 million and $28.1 million, during the 13 and 39 weeks ended October 27, 2012, respectively.  Stock-based compensation expense was $5.9 million and $25.5 million, during the 13 and 39 weeks ended October 29, 2011, respectively.

The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 39 weeks ended October 27, 2012.  The estimated $24.7 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $2.1 million and $7.5 million of expense related to these RSUs during the 13 and 39 weeks ended October 27, 2012.

In the 39 weeks ended October 27, 2012 the Company granted 0.2 million RSUs with a fair value of $8.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2012.  If the Company meets these performance targets in fiscal 2012, the RSUs will vest ratably over three years, ending March 30, 2015.  The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The Company recognized $0.3 million and $5.4 million of expense related to these RSUs in the 13 and 39 weeks ended October 27, 2012.

In the 39 weeks ended October 27, 2012 the Company granted RSUs with a fair value of $1.7 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 29, 2012 and ending on January 30, 2015.  Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period.  The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees.  The Company recognized $0.1 million and $1.0 million of expense related to these RSUs in the 13 and 39 weeks ended October 27, 2012.

In the 39 weeks ended October 27, 2012 the company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to the Chief Executive Officer of the Company, contingent on the Company meeting certain performance targets for the period beginning July 29, 2012 and ending on August 3, 2013 and the grantee completing a five-year service requirement.  The fair value of these RSUs is being expensed ratably over the five-year vesting period.  The Company recognized $0.5 million and $0.8 million of expense related to these RSUs during the 13 and 39 weeks ended October 27, 2012.

The Company recognized $3.8 million and $12.5 million of expense related to RSUs granted prior to fiscal 2012 in the 13 and 39 weeks ended October 27, 2012.  For the 13 and 39 weeks ended October 29, 2011, the Company recognized $3.5 million and $12.5 million of expense related to these RSUs.

In the 39 weeks ended October 27, 2012, approximately 1.3 million RSUs vested and approximately 0.8 million shares, net of taxes, were issued.  During the 39 weeks ended October 29, 2011, approximately 1.3 million RSUs vested and approximately 0.9 million shares, net of taxes, were issued.  Less than 0.1 million RSUs vested in the 13 weeks ended October 27, 2012 and October 29, 2011.

8. SHAREHOLDERS’ EQUITY

The Company repurchased approximately 3.3 million and 5.0 million shares of common stock on the open market for approximately $149.8 million and $235.3 million during the 13 and 39 weeks ended October 27, 2012.  As of October 27, 2012, the Company has $964.7 million remaining under the Board authorization.

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

9. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court.  She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation.  The Court preliminarily allowed nationwide (except California) certification.  The Company’s motion to decertify the collective action was dismissed without prejudice in 2010.  The Company filed another motion to decertify on February 29, 2012.  That motion was granted on November 2, 2012.  The individual claims of the four named plaintiffs will proceed to trial on February 25, 2013.  The individual claims of the 261 opt-in plaintiffs were dismissed without prejudice and these plaintiffs have 90 days to file individually to preserve their claims.

In 2009, 34 plaintiffs filed a class action Complaint in a federal court in Virginia, alleging gender pay and promotion discrimination under Title VII.  In 2010, the case was dismissed with prejudice.  On September 13, 2012, a three judge panel of the appellate court denied plaintiffs’ appeal and affirmed the decision of the lower court.  Thereafter it further denied plaintiffs’ petition for rehearing before the entire court.

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

In June 2011, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that the Company, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, is selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items.  It seeks both monetary damages and injunctive relief.  At approximately the same time, Winn-Dixie also sued Dollar General, Inc. and Big Lots, Inc. making essentially the same allegations against them and seeking the same relief. The Court consolidated the three cases and they proceeded to trial, without a jury, in May of this year.  On August 10, 2012, the Court issued a Findings of Fact and Conclusions of Law.  The ruling denied Winn-Dixie’s claim for monetary damages, either compensatory or punitive, and, of the original 48 Dollar Tree stores at issue, granted plaintiff’s request for injunctive relief with respect to just one store.  A final Order incorporating these findings and conclusions was entered and Winn-Dixie has appealed to the U.S. Court of Appeals for the 11th Circuit.

In the summer and fall of 2011, five collective action lawsuits were filed against the Company in federal courts in Georgia, Colorado, Florida, Michigan and Illinois by different assistant store managers, each alleging he or she was forced to work off the clock in violation of the federal Fair Labor Standards Act. Plaintiffs also assert various state law claims for which they seek class treatment.  The Michigan case is currently stayed.  The Florida case has been transferred to the U.S. District Court for the Eastern District of Virginia but no substantive issues have been decided to date.  The Georgia suit sought statewide class certification. Those state law claims were ultimately dismissed prior to the case also being transferred to the U.S. District Court for the Eastern District of Virginia.  The Virginia federal judge then dismissed all the nationwide federal claims of the putative class on the basis those claims could be adjudicated in the companion case filed in Colorado.  The Colorado case is farthest along in litigation posture.  Although the statewide class claims were dismissed, the Court did conditionally certify under the Fair Labor Standards Act a class of all assistant store managers who worked for Dollar Tree from July 16, 2008 to the present. Notice to potential class members has been sent and the time for all potential plaintiffs to opt-in to the Colorado collective action ends on December 10, 2012.  The Illinois case in addition to assistant store managers, also included a putative class of all other hourly store associates, and made the same allegations on their behalf.  The Illinois case was transferred to the Eastern District of Virginia in June and the Virginia federal judge ruled that all claims made on behalf of assistant store managers under the Fair Labor Standards Act should be dismissed on the basis those claims could be adjudicated in the companion case filed in Colorado.  The state law assistant store manager class claims remain and are the subject matter of a pending motion to dismiss.  The judge, however, did conditionally certify under the Fair Labor Standards Act a class of all sales associates who worked for Dollar Tree from October 2, 2009 to the present.  Notice to the putative class has not gone out yet as there are current motions pending about the content of the notice.

In May 2012, three associates who were formerly employed at the Company’s distribution center in Joliet, Illinois filed a Rule 23 class action lawsuit in federal court in Illinois alleging that at the time of their termination of employment, they failed to receive compensation for their accrued paid time off.  They brought this case on behalf of themselves and those former associates similarly situated. At the request of the parties, the case was stayed and referred to a U.S. Magistrate Judge for a settlement conference.  A settlement was reached and preliminarily approved by the Court.  Notice of the proposed settlement will in the near future be delivered to the individual potential class members.  No date has yet been set for a Fairness Hearing on the settlement.  The settlement amount is immaterial and has been accrued in the accompanying condensed consolidated financial statements.

In July 2012, a former non-exempt hourly associate who alleges his primary duty was to work the cash register, on behalf of himself and those similarly situated, filed a Complaint under the California Private Attorneys General Act (“PAGA”), in a California state court, alleging the Company failed to provide suitable seating as allegedly required by state law.  The Company removed the case to federal court and filed its Answer to the Complaint.  Discovery is presently under way and the case has been scheduled for trial in July of next year.

In July 2012, a former assistant store manager, on behalf of himself and those similarly situated, filed a class action Complaint in a California state court, alleging the Company failed to provide to assistant store managers who worked one or more work periods in excess of three and one-half hours paid ten-minute rest breaks during which they were relieved of all duties.  The alleged relevant time period is July 13, 2008 to the present.  The Company has just begun its investigation of the allegations contained in the Complaint.

The Company will vigorously defend itself in these matters.  The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition.  The Company cannot give assurance, however, that one or more of these lawsuits will not have a material effect on its results of operations for the period in which they are resolved.  Based on the information available to the Company, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, the Company is unable to express an opinion as to the outcome of these matters which are not settled and cannot estimate a potential range of loss.

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

At October 27, 2012 we operated 4,501 stores in 48 states and the District of Columbia, as well as 129 stores in Canada, with a total of 40.1 million selling square feet compared to 4,335 stores with 37.4 million selling square feet at October 29, 2011.  During the 39 weeks ended October 27, 2012, we opened 298 stores, expanded 81 stores and closed 19 stores, compared to 257 stores opened, 88 stores expanded and 23 stores closed during the 39 weeks ended October 29, 2011.  In the 39 weeks ended October 27, 2012 and October 29, 2011, we added approximately 2.7 million and 2.3 million selling square feet, respectively, of which approximately 0.3 million for each period was added through expanding existing stores.  The average size of stores opened during the 39 weeks ended October 27, 2012 was approximately 8,100 selling square feet.  We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 39 weeks ended October 27, 2012, comparable store net sales increased 1.6% and 3.9% primarily due to increased traffic.  We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 and 39 weeks ended October 27, 2012, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At October 27, 2012, we had frozen and refrigerated merchandise in approximately 2,470 stores compared to approximately 2,170 stores at October 29, 2011.  We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”) in approximately 4,150 qualified stores compared to approximately 3,840 stores at October 29, 2011.

We continue to see increases in the demand for basic, consumable products in 2012.  As a result, the mix of inventory carried in our stores continues to shift to more consumer product merchandise which we believe increases the traffic in our stores and helps to increase our sales.  This shift in mix may impact our merchandise costs.

Results of Operations

13 Weeks Ended October 27, 2012 Compared to the 13 Weeks Ended October 29, 2011

Net sales.  Net sales increased 7.8%, or $123.9 million, compared with last year’s third quarter resulting from sales in our new stores and a 1.6% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross profit.  Gross profit margin decreased to 34.9% in the current quarter compared to 35.1% in the same quarter last year.  The decrease was driven by higher freight costs, continued increased penetration of consumable products in our merchandise mix and higher markdowns, partially offset by improved merchandise mark-on.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the current quarter decreased to 24.2%, as a percentage of net sales, compared to 24.8% for the same period last year.  This net decrease was primarily due to the following:

•	Operating and corporate expenses decreased 30 basis points due to a favorable legal settlement and lower advertising, legal and debit and credit fees.
•	Payroll-related expenses decreased 15 basis points due to lower incentive compensation costs.
•	Store operating costs decreased 15 basis points due to favorable utilities and repairs and maintenance expenses and leverage from the comparable store sales increase.

Operating income. Operating income for the current quarter was 10.7% as a percentage of net sales compared to 10.3% for the same period last year.  This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, as noted above slightly offset by the gross profit margin decrease noted above.

Other (income) expense, net.  Other (income) expense, net for the current quarter includes a $60.8 million gain on the sale of our investment in Ollie’s Holdings, Inc.

Income taxes. Our effective tax rate for the 13 weeks ended October 27, 2012 was 36.3% compared to 36.4% for the 13 weeks ended October 29, 2011.

39 Weeks Ended October 27, 2012 Compared to the 39 Weeks Ended October 29, 2011

Net sales.  Net sales increased 9.9%, or $463.8 million, over the same period last year resulting from sales in our new stores and a 3.9% increase in comparable store net sales.  Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross profit.  Gross profit margin for the 39 weeks ended October 27, 2012 decreased to 35.0% compared to 35.1% in the same period last year.  Continued penetration of consumable products in our merchandise mix and a favorable adjustment related to prior periods that was recorded in the second quarter of 2011 were partially offset by improved merchandise mark-on and leverage in occupancy and distribution costs resulting from the comparable store sales increase.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the 39 weeks ended October 27, 2012 decreased to 24.2%, as a percentage of net sales, compared to 24.8% for the same period last year.  This net decrease was primarily due to the following:

•	Payroll expenses, store operating costs and depreciation expenses decreased as a percentage of sales due to the leverage associated with the comparable store sales increase.
•	Store operating costs also decreased due to lower repairs and maintenance and trash removal expenses and lower utility costs resulting from favorable weather conditions.
•	Operating and corporate expenses decreased as a percentage of sales due to a favorable legal settlement in the current year and lower debit and credit fees.

Operating income. Operating income for the 39 weeks ended October 27, 2012 was 10.8% as a percentage of net sales compared to 10.3% for the same period last year.  This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, as noted above slightly offset by the gross profit margin decrease noted above.

Other (income) expense, net.  Other (income) expense, net for the 39 weeks ended October 27, 2012 includes a $60.8 million gain on the sale of our investment in Ollie’s Holdings, Inc.

Income taxes. Our effective tax rate for the 39 weeks ended October 27, 2012 was 36.6% compared to 37.2% for the 39 weeks ended October 29, 2011.  This decrease is the result of statute expirations and the settlement of state tax audits.

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

The following table compares cash flow information for the 39 weeks ended October 27, 2012 and October 29, 2011:

	39 Weeks Ended
	October 27,	October 29,
(In millions)	2012	2011
Net cash provided by (used in):

Operating activities	$ 313.4	$ 318.7

Investing activities	(174.7)	(22.0)

Financing activities	(203.4)	(327.6)

Net cash provided by operating activities decreased $5.3 million due primarily to increased inventory net of accounts payable partially offset by increased earnings before depreciation and amortization.

Net cash used in investing activities increased $152.7 million primarily due to a decrease in short-term investment proceeds and increased capital expenditures.  Capital expenditures increased in the current year due to the higher number of stores opened compared to the prior year and the construction of our distribution center in Connecticut.  The $62.3 million in proceeds from the sale of the investment in Ollie’s Holdings, Inc. provided cash for investing activities in the current year.

Net cash used in financing activities decreased $124.2 million compared with the prior year, primarily due to decreased share repurchases in the current year and higher tax benefits related to stock-based compensation in the current year.

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

At October 27, 2012, our total borrowings were $264.3 million and we had $500.0 million available on our Unsecured Credit Agreement.  We also have $120.0 million and $100.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $157.0 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 27, 2012.

We repurchased approximately 5.0 million and 2.6 million shares of common stock on the open market for approximately $235.3 million and $145.9 million during the 39 weeks ended October 27, 2012 and October 29, 2011, respectively.  As of October 27, 2012, we had $964.7 million remaining under the Board authorization.

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

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we enter into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for approximately 1.4 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from November 2012 through April 2013.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements. The fair value of these contracts at October 27, 2012 was an asset of $0.8 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 27, 2012, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents our share repurchase activity for the 13 weeks ended October 27, 2012:

				Approximate
			Total number	dollar value of
			of shares	shares that may
			purchased as	yet be purchased
	Total number	Average	part of publicly	under the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
July 29, 2012 to August 25, 2012	1,626,598	$ 49.41	1,626,598	$ 1,034.2
August 26, 2012 to September 29, 2012	400,000	48.62	400,000	1,014.7
September 30, 2012 to October 27, 2012	1,263,743	39.57	1,263,743	964.7
Total	3,290,341	$ 45.53	3,290,341	$ 964.7

As of October 27, 2012, we had approximately $964.7 million remaining under the Board authorization.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 23, 2010, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 23, 2010, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 13, 2008, incorporated herein by this reference)

10.1	Change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2012, incorporated herein by this reference)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date: November 15, 2012	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer (principal financial and accounting officer)