Form 10-K
period 2013-02-02
DOLLAR TREE INC
filed 2013-03-15
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2013
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
The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 27, 2012, was $11,507,786,430, based on a $51.73 average of the high and low sales prices for the Common Stock on such date.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
On March 6, 2013, there were 224,590,879 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 20, 2013, which will be filed with the Securities and Exchange Commission not later than May 31, 2013.

DOLLAR TREE, INC.
TABLE OF CONTENTS

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

•	costs of pending and possible future legal claims;

•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2013 and beyond;

•	the effect of a shift in merchandise mix to consumables and the increase in the number of our stores with freezers and coolers on gross profit margin and sales;

•	the net sales per square foot, net sales and operating income of our stores and store-level cash payback metrics;

•
the potential effect of the current economic downturn, inflation and other economic changes on our costs and profitability, including the potential effect of future changes in minimum wage rates, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons and the effect of an earlier Easter in 2013;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our distribution centers;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our expectations regarding competition and growth in our retail sector; and

•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses and income taxes.
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in Item 1A “Risk Factors” beginning on page 8, as well as Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 19 of this Form 10-K.
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
INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to “2013” or “fiscal 2013”, “2012” or “fiscal 2012”, “2011” or “fiscal 2011”, and “2010” or “fiscal 2010”, relate to as of or for the years ended February 1, 2014, February 2, 2013, January 28, 2012 and January 29, 2011, respectively.
AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I
Item 1.  BUSINESS
Overview
We are the leading operator of discount variety stores offering merchandise at the fixed price of $1.00.  We believe the variety and quality of products we sell for $1.00 sets us apart from our competitors.  At February 2, 2013, we operated 4,671 discount variety retail stores.  Our stores operate under the names of Dollar Tree, Deal$, Dollar Tree Deal$, Dollar Tree Canada, Dollar Giant and Dollar Bills.  In 4,476 of these stores, we sell substantially all items for $1.00 or less in the United States and $1.25(CAD) or less in Canada.  In substantially all of the remaining stores, operating as Deal$, we sell items for $1.00 or less but also sell items for more than $1.00.
We believe our optimal store size is between 8,000 and 10,000 selling square feet.  This store size provides the appropriate amount of space for our broad merchandise offerings while allowing us to provide ease of shopping to our customers.  As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 2,550 stores to increase sales and shopping frequency.  At January 31, 2009, we operated 3,591 stores in 48 states.  At February 2, 2013, we operated 4,531 stores in 48 states and the District of Columbia, as well as 140 stores in Canada.  Our selling square footage increased from approximately 30.3 million square feet in January 2009 to 40.5 million square feet in February 2013.  Our store growth has resulted primarily from opening new stores and the acquisition of Dollar Giant.
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
We have added freezers and coolers to certain stores and increased the amount of consumable merchandise carried by those stores.  We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix.  We have added freezers and coolers to 330 additional stores in 2012.  Therefore, as of February 2, 2013, we have freezers and coolers in 2,550 of our stores.  We plan to add them to 475 more stores in 2013.  As a result of the installation of freezers and coolers in select stores, consumable merchandise has grown as a percentage of purchases and sales and we expect this trend to continue. The following table shows the percentage of sales of each major product group for the years ended February 2, 2013 and January 28, 2012:

	February 2,	January 28,
Merchandise Type	2013	2012
Consumable	51.4%	50.8%
Variety categories	44.2%	44.6%
Seasonal	4.4%	4.6%

At any point in time, we carry approximately 6,500 items in our stores and as of the end of 2012 approximately 3,800 of our basic, everyday items are automatically replenished.  The remaining items are primarily ordered by our store managers on a weekly basis.  Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
Customer Payment Methods.  All of our stores in the United States accept cash, checks, debit cards and credit cards.  Along with the shift to more consumables and the rollout of freezers and coolers, we have increased the number of stores accepting Electronic Benefits Transfer (EBT) cards and food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) to approximately 4,200 stores as of February 2, 2013.
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
For more information on retail locations and retail store leases, see Item 2 "Properties” beginning on page 12 of this Form 10-K.
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
Cost Control.  We believe that our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category.  We also believe our ability to select quality merchandise helps to minimize markdowns.  We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost.  No vendor accounted for more than 10% of total merchandise purchased in any of the past five years.
Our supply chain systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores.  Controlling our inventory levels has resulted in more efficient distribution and store operations.
Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow, increase inventory turnover and control distribution and store operating costs.  Our automatic replenishment system replenishes key items, based on actual store level sales and inventory.  At the end of 2012, we had approximately 3,800 basic, everyday items on automatic replenishment.
Point-of-sale data allows us to track sales and inventory by merchandise category at the store level and assists us in planning for future purchases of inventory.  We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns.  Using this point-of-sale data to plan purchases of inventory has helped us increase our inventory turns in each of the last five years.  Our inventory turns were 4.3 in 2012.
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
Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  In the last five years, net sales increased at a compound annual growth rate of 12.3%.  We expect that the majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.
The following table shows the average selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2008	3,591	8,440	8,100
2009	3,806	8,480	7,950
2010	4,101	8,570	8,400
2011	4,351	8,640	8,360
2012	4,671	8,660	8,060
We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2013 and beyond, we plan to predominantly open stores that are approximately 8,000 - 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand.  At February 2, 2013, approximately 2,560 of our stores, totaling 65.4% of our selling square footage, were 8,000 selling square feet or larger.
We also continue to grow our Deal$ format, which offers an expanded assortment of merchandise including items that sell for more than $1.00.  These stores provide us an opportunity to leverage our Dollar Tree infrastructure in different merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  We operated 194 Deal$ stores as of February 2, 2013.
In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities.  We target stores for expansion based on the current sales per selling square foot and changes in market opportunities.  Stores targeted for expansion are generally less than 6,000 selling square feet in size.  Store expansions generally increase the existing store size by approximately 3,300 selling square feet.
Since 1995, we have added a total of 695 stores through several mergers and acquisitions.  Our acquisition strategy has been to target companies that have a similar single-price point concept that have shown success in operations or companies that provide a strategic advantage.  We evaluate potential acquisition opportunities as they become available.
In November 2010, we completed our acquisition of 86 Dollar Giant stores based in Vancouver, British Columbia.  These stores offer a wide assortment of quality general merchandise, contemporary seasonal goods and everyday consumables, all priced at $1.25 (CAD) or less.  The stores that we acquired operate in the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan and we now have stores in Manitoba.  This is the first expansion of our retail operations outside of the United States and provides us with a proven management team and distribution network as well as additional potential store growth in a new market.
From time to time, we also acquire the rights to store leases through bankruptcy or other proceedings.  We will continue to take advantage of these opportunities as they arise depending upon several factors including their fit within our location and selling square footage size parameters.

Merchandising and Distribution.  Expanding our customer base is important to our growth plans.  We plan to continue to stock our new stores with a compelling mix of ever-changing merchandise that our customers have come to appreciate.  Consumable merchandise typically leads to more frequent return trips to our stores resulting in increased sales.  The presentation and display of merchandise in our stores are critical to communicating value to our customers and creating a more exciting shopping experience.  We believe our approach to visual merchandising results in higher sales volume and an environment that encourages impulse purchases.
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure.  In July 2012, we began construction on a new 1.0 million square foot distribution center in Windsor, Connecticut which is expected to begin shipping product in 2013. In 2013, we plan to expand our Marietta, Oklahoma distribution center to 1.0 million square feet and lease an additional 0.4 million square feet at our distribution center in San Bernardino, California. In 2011, we expanded our Savannah distribution center to 1.0 million square feet.  In 2009, we purchased a new distribution center in San Bernardino, California which began shipping merchandise in April 2010.  This distribution center replaced the Salt Lake City distribution center which closed when its lease expired in April 2010.  We believe our distribution center network is currently capable of supporting approximately $8.0 billion in annual sales in the United States.  Upon completion of the additional distribution center capacity listed above, we believe our distribution center network will support approximately $10.2 billion in annual sales in the United States. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We also are a party to an agreement which provides distribution services from two facilities in Canada.
Our stores receive approximately 90% of their inventory from our distribution centers via contract carriers.  The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors.  For more information on our distribution center network, see Item 2 “Properties” beginning on page 12 of this Form 10-K.
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
Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, the Dollar Tree logo with a “1”, and "One Price...One Dollar."  In addition, we own a concurrent use registration for "Dollar Bill$" and the related logo.  We also acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry.  Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything!," and "Everything's $1.00."  With the acquisition of Deal$, we became the owners of the trademark "Deal$”.  With the acquisition of Dollar Giant, we became the owners of the trademark “Dollar Giant” and others in Canada. We have federal trademark registrations for a variety of private labels that we use to market some of our product lines.  Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.
Employees
We employed approximately 15,380 full-time and 66,540 part-time associates on February 2, 2013.  Part-time associates work an average of less than 35 hours per week.  The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.
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
For a discussion of current legal matters, please see Item 3. “Legal Proceedings” beginning on page 13 of this Form 10-K.  Resolution of certain matters described in that item, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
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
Existing store sales growth is dependent on a variety of factors including merchandise selection and availability, store operations and customer satisfaction.  In addition, competition could affect our sales.  Our highest sales periods are the Christmas and Easter seasons and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter.  In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores.  A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year.  Untimely merchandise delays due to receiving or distribution problems could have a similar effect.  Easter was observed on April 24, 2011, April 8, 2012, and will be observed on March 31, 2013.

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
Our gross profit margin could decrease if we increase the proportion of higher cost goods we sell in the future.  In recent years, the percentage of our sales from higher cost consumable products has increased and is likely to increase in 2013.  As a result, our gross profit margin could decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage.  We can give no assurance that we will be able to do so.

Pressure from competitors may reduce our sales and profits.
The retail industry is highly competitive.  The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies.  We expect competition to increase in the future.  There are no significant economic barriers for others to enter our retail sector.  Some of our current or potential competitors have greater financial resources than we do.  We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors.  Please see Item 1, “Business,” beginning on page 5 of this Form 10-K for further discussion of the effect of competition on our operations.
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

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES
Stores
As of February 2, 2013, we operated 4,671 stores in 48 states and the District of Columbia, as well as the Canadian provinces of British Columbia, Ontario, Alberta, Saskatchewan and Manitoba as detailed below:

Alabama	95	Maine	25	Oklahoma	52
Arizona	84	Maryland	100	Oregon	83
Arkansas	49	Massachusetts	88	Pennsylvania	239
California	396	Michigan	172	Rhode Island	20
Colorado	76	Minnesota	79	South Carolina	85
Connecticut	49	Mississippi	59	South Dakota	9
Delaware	26	Missouri	91	Tennessee	114
District of Columbia	1	Montana	10	Texas	285
Florida	342	Nebraska	16	Utah	44
Georgia	176	Nevada	33	Vermont	5
Idaho	23	New Hampshire	30	Virginia	144
Illinois	186	New Jersey	106	Washington	87
Indiana	97	New Mexico	33	West Virginia	35
Iowa	35	New York	209	Wisconsin	89
Kansas	32	North Carolina	179	Wyoming	12
Kentucky	75	North Dakota	7
Louisiana	76	Ohio	173

Alberta	18	Manitoba	5	Saskatchewan	5
British Columbia	49	Ontario	63
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
Distribution Centers
The following table includes information about the distribution centers that we own and operate in the United States.  In 2011, we expanded our Savannah distribution center to 1.0 million square feet.  In 2009, we purchased a new distribution center in San Bernardino, California which began shipping merchandise in April 2010.  This facility replaced the Salt Lake City distribution center which closed when its lease expired in April 2010.  We believe our distribution center network is currently capable of supporting approximately $8.0 billion in annual sales in the United States.  In 2012, we began construction on a new 1.0 million square foot distribution center in Windsor, Connecticut which is expected to begin shipping product in 2013. In 2013, we plan to expand our Marietta, Oklahoma distribution center to 1.0 million square feet and lease an additional 0.4 million square feet at our San Bernardino, California distribution center. Upon completion of this additional distribution center capacity, we believe our distribution center network will support approximately $10.2 billion in annual sales in the United States.

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

In 2006, a former store manager filed a collective action against us in Alabama federal court. She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation. The Court preliminarily allowed nationwide (except California) certification. Our motion to decertify the collective action was dismissed without prejudice in 2010. We filed another motion to decertify on February 29, 2012. That motion was granted on November 2, 2012. The individual claims of the four named plaintiffs were consolidated and proceeded to trial on February 22, 2013. On March 1, a jury returned four verdicts in our favor. On that day the Court entered Final Judgement in favor of us against all four plaintiffs and dismissed the cases without prejudice. We anticipate post trial motions will be filed by the plaintiffs asking that the Court set aside the Final Judgement and the jury verdicts. The individual claims of the 261 opt-in plaintiffs were dismissed in the November 2nd order without prejudice. Seventy-five of those opt-in decertified plaintiffs have recently filed individual claims in eight different federal courts throughout the United States. None of these cases have as yet proceeded beyond the pleadings stage so that discovery has not begun nor have any cases been set for trial.

In April 2011, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by us to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation. We removed the case to federal court which denied plaintiffs' motion for remand of the case to state court. Discovery in this case is on going. There is no trial date.

In June 2011, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that we, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, were selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items. It sought both monetary damages and injunctive relief. At approximately the same time, Winn-Dixie also sued Dollar General, Inc. and Big Lots, Inc. making essentially the same allegations against them and seeking the same relief. The Court consolidated the three cases and they proceeded to trial, without a jury, in May of 2012. On August 10, 2012, the Court issued its Findings of Fact and Conclusions of Law. The ruling denied Winn-Dixie's claim for monetary damages, either compensatory or punitive, and, of the original 48 Dollar Tree stores at issue, granted plaintiff's request for injunctive relief with respect to just one store. A final Order incorporating these findings and conclusions was entered and Winn-Dixie has appealed to the U.S. Court of Appeals for the 11th Circuit.

In the summer and fall of 2011, five collective action lawsuits were filed against us in federal courts in Georgia, Colorado, Florida, Michigan and Illinois by different assistant store managers, each alleging he or she was forced to work off the clock in violation of the federal Fair Labor Standards Act. Plaintiffs also asserted various state law claims for which they seek class treatment. The Michigan case is currently stayed. The Florida case has been transferred to the U.S. District Court for the Eastern District of Virginia which thereafter entered an Order staying the case. In the Georgia case the state law claims were dismissed and the case then transferred to the U.S. District Court for the Eastern District of Virginia; the Fair Labor Standards Act claims remain with motions to dismiss by us pending. In the Colorado case the statewide class claims were dismissed. The Court conditionally certified under the Fair Labor Standards Act a class of all assistant store managers who worked for Dollar Tree from July 16, 2008 to the present. Notice was sent to potential class members and 2,201 elected to opt-in. Discovery is now on-going pursuant to a scheduling Order of the Court and the case has been assigned a May 2014 trial date. The Illinois case in addition to assistant store managers, also included a putative class of all other hourly store associates, and made the same allegations on their behalf. The Illinois case was transferred to the Eastern District of Virginia in June and the Virginia federal judge ruled that all claims made on behalf of assistant store managers under the Fair Labor Standards Act should be dismissed on the basis those claims could be adjudicated in the Colorado case. The assistant store manager class claims based on state law were dismissed. The Court however, did conditionally certify under the Fair Labor Standards Act a class of all hourly sales associates who worked for Dollar Tree from October 2, 2009 to the present. Notice to the putative class was sent and 6,276 associates elected to opt-in, approximately 3% of the potential class. Discovery has recently commenced. No trial date has been established.

In May 2012, three associates who were formerly employed at our distribution center in Joliet, Illinois filed a Rule 23 class action lawsuit in federal court in Illinois alleging that at the time of their termination of employment, they failed to receive compensation for their accrued paid time off. They brought this case on behalf of themselves and those former associates similarly situated. At the request of the parties, the case was stayed and referred to a U.S. Magistrate Judge for a settlement conference. A settlement was reached and preliminarily approved by the Court. Notice of the proposed settlement was issued to the individual potential class members with 113 of them returning completed claims forms. The Court conducted a fairness hearing on February 27 and approved the settlement. The settlement process will now be effectuated. The settlement amount is immaterial and has been included in the accompanying consolidated financial statements.

In July 2012, a former non-exempt hourly associate who alleges his primary duty was to work a cash register, on behalf of himself and those similarly situated, filed a Complaint under the California Private Attorneys General Act (“PAGA”), in a California state court, alleging we failed to provide suitable seating at our cash registers as allegedly required by state law. We removed the case to federal court and filed our Answer to the Complaint. Discovery is presently under way and the case has been scheduled for trial in July 2013.

In July 2012, a former assistant store manager, on behalf of himself and those similarly situated, filed a class action Complaint in a California state court, alleging we failed to provide paid, duty-free 10 minute rest breaks to assistant store managers who worked for periods in excess of three and one-half hours. The alleged relevant time period is July 13, 2008 to the present. We removed the case to federal court and plaintiff has filed a motion seeking remand to state court. Initial discovery has commenced.

In February 2013, a former assistant store manager on behalf of himself and those similarly situated filed in a California federal court a representative action claim under PAGA. He alleges we failed to provide meal and rest periods, failed to pay minimum, regular and overtime wages, failed to maintain accurate time records and wage statements, and failed to pay wages due upon termination of employment. We have just begun our investigation of the allegations contained in the Complaint.
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

	High	Low
Fiscal year ended January 28, 2012:
First Quarter	$29.25	$24.26
Second Quarter	35.27	28.82
Third Quarter	41.25	30.00
Fourth Quarter	43.32	36.04
Fiscal year ended February 2, 2013:
First Quarter	$51.21	$42.04
Second Quarter	56.82	46.35
Third Quarter	53.00	38.40
Fourth Quarter	42.66	37.12
On March 6, 2013, the last reported sale price for our common stock, as quoted by Nasdaq, was $45.47 per share.  As of March 6, 2013, we had approximately 344 shareholders of record.
The following table presents our share repurchase activity for the 14 weeks ended February 2, 2013:

	Total number of shares	Average price paid	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period	purchased	per share	or programs	(in millions)
October 28, 2012 to November 24, 2012	—	$—	—	$964.7
November 25, 2012 to December 29, 2012	2,677,057	39.19	2,677,057	859.8
December 30, 2012 to February 2, 2013	—	—	—	859.8
Total	2,677,057	$39.19	2,677,057	$859.8
 Including the Accelerated Share Repurchase Agreement ("ASR") which was completed in the first quarter of fiscal 2012, we repurchased approximately 8.1 million shares for approximately $340.2 million in fiscal 2012.  At February 2, 2013, we have $859.8 million remaining under Board authorization.
For further discussion of our ASRs during 2012, see Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements” beginning on page 46 of this Form 10-K.
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.
Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended February 2, 2013, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index.  The comparison assumes that $100 was invested in our common stock on February 2, 2008, and, in each of the foregoing indices on February 2, 2008, and that dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA
The following table presents a summary of our selected financial data for the fiscal years ended February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010, and January 31, 2009.  Fiscal 2012 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.
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

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Income Statement Data:
Net sales	$7,394.5	$6,630.5	$5,882.4	$5,231.2	$4,644.9
Gross profit	2,652.7	2,378.3	2,087.6	1,856.8	1,592.2
Selling, general and administrative expenses	1,732.6	1,596.2	1,457.6	1,344.0	1,226.4
Operating income	920.1	782.1	630.0	512.8	365.8
Net income	619.3	488.3	397.3	320.5	229.5
Margin Data (as a percentage of net sales):
Gross profit	35.9%	35.9%	35.5%	35.5%	34.3%
Selling, general and administrative expenses	23.5%	24.1%	24.8%	25.7%	26.4%
Operating income	12.4%	11.8%	10.7%	9.8%	7.9%
Net income	8.4%	7.4%	6.8%	6.1%	4.9%
Per Share Data:
Diluted net income per share	$2.68	$2.01	$1.55	$1.19	$0.84
Diluted net income per share increase	33.3%	29.7%	30.3%	41.7%	20.0%

	As of
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$399.9	$288.3	$486.0	$599.4	$364.4
Working capital	798.1	628.4	800.4	829.7	663.3
Total assets	2,752.0	2,328.6	2,380.5	2,289.7	2,035.7
Total debt, including capital lease obligations	271.3	265.8	267.8	267.8	268.2
Shareholders' equity	1,667.3	1,344.6	1,459.0	1,429.2	1,253.2

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Selected Operating Data:
Number of stores open at end of period	4,671	4,351	4,101	3,806	3,591
Gross square footage at end of period	50.9	47.4	44.4	41.1	38.5
Selling square footage at end of period	40.5	37.6	35.1	32.3	30.3
Selling square footage annual growth	7.7%	6.9%	8.8%	6.6%	6.7%
Net sales annual growth	11.5%	12.7%	12.4%	12.6%	9.5%
Comparable store net sales increase	3.4%	6.0%	6.3%	7.2%	4.1%
Net sales per selling square foot	$190	$182	$174	$167	$158
Net sales per store	$1.6	$1.6	$1.5	$1.4	$1.3
Selected Financial Ratios:
Return on assets	24.4%	20.7%	17.0%	14.8%	12.0%
Return on equity	41.1%	34.8%	27.5%	23.9%	20.5%
Inventory turns	4.3	4.2	4.2	4.1	3.8

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2012, 2011 and 2010;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2012 and 2011 and what we expect them to be in 2013; and

•	where funds will come from to pay for future expenditures.
As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2012 compared to fiscal year 2011 and for fiscal year 2011 compared to fiscal year 2010.
Key Events and Recent Developments

Several key events have had or are expected to have a significant effect on our operations. You should keep in mind that:

•	In July 2012, we began construction on a new 1.0 million square foot distribution center in Windsor, Connecticut. We expect to begin shipping product from this building in 2013.

•
On June 6, 2012, we entered into a five-year $750.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin. Our February 2008, $550.0 million Credit Agreement was terminated concurrent with entering into this Agreement.

•	On October 7, 2011, our Board of Directors authorized the repurchase of an additional $1.5 billion of our common stock. At February 2, 2013, we had $859.8 million remaining under Board authorizations.

•
On October 7, 2011, we completed a 410,000 square foot expansion of our distribution center in Savannah, Georgia.  The Savannah distribution center is now a 1,014,000 square foot, fully automated facility.

•
On November 15, 2010, we completed our acquisition of 86 Dollar Giant stores, located in the Canadian provinces of British Columbia, Ontario, Alberta and Saskatchewan and we have since opened stores in Manitoba.  These stores offer a wide assortment of quality general merchandise, contemporary seasonal goods and everyday consumables, all priced at $1.25 (CAD) or less.  This is our first expansion of retail operations outside of the United States.

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
At February 2, 2013, we operated 4,671 stores in 48 states and the District of Columbia, as well as the Canadian provinces of British Columbia, Ontario, Alberta, Saskatchewan and Manitoba, with 40.5 million selling square feet compared to 4,351 stores with 37.6 million selling square feet at January 28, 2012.  During fiscal 2012, we opened 345 stores, expanded 87 stores and closed 25 stores, compared to 278 new stores opened, 91 stores expanded and 28 stores closed during fiscal 2011.  In the current year we increased our selling square footage by 7.7%.  Of the 345 stores opened in fiscal 2012, 25 were opened in January and five were expanded in January 2013. Excluding these stores, our selling square footage increased by 7.1%. Of the 2.9 million selling square foot increase in 2012, 0.3 million was added by expanding existing stores.  The average size of our stores opened in 2012 was approximately 8,060 selling square feet (or about 9,900 gross square feet).  For 2013, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet).  We believe that this store size is our optimal size operationally and that this size also gives our customers an ideal shopping environment that invites them to shop longer and buy more.
Fiscal 2012 ended on February 2, 2013 and included 53 weeks, commensurate with the retail calendar. The 53rd week in 2012 added approximately $125 million in sales. Fiscal 2011 and Fiscal 2010 which ended on January 28, 2012, and January 29, 2011, respectively, each included 52 weeks.
In fiscal 2012, comparable store net sales increased by 3.4%.  This increase was based on the comparable 53 weeks for both years. The comparable store net sales increase was the result of a 2.8% increase in the number of transactions and a 0.6% increase in average ticket.  We believe comparable store net sales continued to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in 2012, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At February 2, 2013 we had frozen and refrigerated merchandise in approximately 2,550 stores compared to approximately 2,220 stores at January 28, 2012.  We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,200 qualified stores compared to 3,860 at the end of 2011.
With the pressures of the current economic environment, we have seen continued demand for basic, consumable products in 2012.  As a result, we have continued to shift the mix of inventory carried in our stores to more consumer product merchandise which we believe increases the traffic in our stores and has helped to increase our sales even during the current economic downturn.  While this shift in mix has impacted our merchandise costs we were able to offset that impact in the current year with decreased costs for merchandise in many of our categories.
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

Results of Operations
The following table expresses items from our consolidated statements of operations, as a percentage of net sales.  On January 31, 2010, the first day of fiscal 2010, we began using approximately 30 inventory pools in our retail inventory calculation, rather than one inventory pool as we had used since our inception.  As a result of this change, we recorded a non-recurring, non-cash charge to gross profit and a corresponding reduction in inventory, at cost, of $26.3 million in the first quarter of 2010.

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales, excluding non-cash beginning inventory adjustment	64.1%	64.1%	64.1%
Non-cash beginning inventory adjustment	—%	—%	0.4%
Gross profit	35.9%	35.9%	35.5%
Selling, general and administrative
expenses	23.5%	24.1%	24.8%
Operating income	12.4%	11.8%	10.7%
Interest expense,net	—	—%	(0.1)%
Other income, net	(0.8)%	—%	—
Income before income taxes	13.2%	11.8%	10.7%
Provision for income taxes	(4.8)%	(4.4)%	(3.9)%
Net income	8.4%	7.4%	6.8%
Fiscal year ended February 2, 2013 compared to fiscal year ended January 28, 2012
Net Sales.  Net sales increased 11.5%, or $764.0 million, in 2012 compared to 2011, resulting from sales in our new stores and the 53rd week in 2012, which accounted for approximately $125 million of the increase. Our sales increase was also impacted by a 3.4% increase in comparable store net sales for the year.  This increase is based on a 53-week comparison for both periods. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.
The following table summarizes the components of the changes in our store count for fiscal years ended February 2, 2013 and January 28, 2012.

	February 2, 2013	January 28, 2012
New stores	345	278
Expanded or relocated stores	87	91
Closed stores	(25)	(28)
Of the 345 new stores added in 2012, 25 stores were opened in January 2013. Of the 2.9 million selling square foot increase in 2012 approximately 0.3 million was added by expanding existing stores.
 Gross profit margin was 35.9% in 2012 and 2011.  Improvement in initial mark-up in many categories and occupancy and distribution cost leverage were offset by an increase in the mix of higher cost consumer product merchandise and higher freight costs in fiscal 2012 than in fiscal 2011.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 23.5% for 2012 compared to 24.1% for 2011.  The decrease is primarily due to the following:

•	Payroll expenses decreased 25 basis points due to lower incentive compensation achievement.

•	Store operating costs decreased 15 basis points due to lower utility costs and reduced repairs and maintenance expenses.

•	Operating and corporate expenses decreased 15 basis points due to a favorable legal settlement and lower debit and credit fees.

•	Depreciation decreased 10 basis points primarily due to the leveraging associated with the increase in comparable store net sales in the current year and sales in the 53rd week of 2012.
Operating Income.  Operating income margin was 12.4% in 2012 compared to 11.8% in 2011.    Due to the reasons noted above, operating income margin improved 60 basis points.
Other Income, net.  Other income, net in 2012 includes a $60.8 million gain on the sale of our investment in Ollie's Holdings, Inc.
Income Taxes.  Our effective tax rate was 36.7% in 2012 compared to 37.4% in 2011. This decrease is the result of statute expirations and the settlement of state tax audits.
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
The following table summarizes the components of the changes in our store count for fiscal years ended January 28, 2012 and January 29, 2011.

	January 28, 2012	January 29, 2011
New stores	278	235
Acquired stores	—	86
Expanded or relocated stores	91	95
Closed stores	(28)	(26)
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

The following table compares cash-flow related information for the years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Year Ended
	February 2,	January 28,	January 29,
(in millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$677.7	$686.5	$518.7
Investing activities	(261.3)	(86.1)	(374.1)
Financing activities	(303.4)	(623.2)	(404.3)
Net cash provided by operating activities decreased $8.8 million in 2012 compared to 2011 due to an increase in cash used to purchase merchandise inventory and cash used for prepaid rent as a result of February 1st falling in the last week of the fiscal year partially offset by increased earnings before income taxes, depreciation and amortization in 2012 and increases in income taxes payable.
Net cash provided by operating activities increased $167.8 million in 2011 compared to 2010 due to increased earnings before income taxes, depreciation and amortization in 2011, a decrease in cash used to purchase merchandise inventories and an increase in other current liabilities due to increases in sales tax collected and accrued expenses.
Net cash used in investing activities increased $175.2 million in 2012 primarily due to the sale of $180.8 million of short-term investments in 2011 versus none in 2012 and a $62.1 million increase in capital expenditures in 2012 due to the higher number of stores opened compared to 2011 and the construction of our distribution center in Connecticut. The $62.3 million in proceeds from the sale of the investment in Ollie's Holdings, Inc. provided cash for investing activities in 2012.
Net cash used in investing activities decreased $288.0 million in 2011 compared with 2010 primarily due to an additional $170.0 million of proceeds from the sale of short-term investments with minimal purchases of short-term investments compared to $157.8 million of purchases in 2010.  The proceeds were used to fund the share repurchases in 2011.  In addition, in 2010 we used $49.4 million to acquire Dollar Giant.  These increased sources of cash were partially offset by a $71.4 million increase in capital expenditures in 2011 due to funds for new store projects and the expansion of our distribution center in Savannah, Georgia.
In 2012, net cash used in financing activities decreased $319.8 million as a result of reduced share repurchases in 2012.
In 2011, net cash used in financing activities increased $218.9 million as a result of increased share repurchases in 2011 compared with 2010.
At February 2, 2013, our long-term borrowings were $271.3 million.  We also have $110.0 million and $100.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $147.0 million were committed to letters of credit issued for routine purchases of imported merchandise at February 2, 2013.
In June 2012, we entered into a five-year $750.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the Agreement is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The Agreement also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly. The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  Our February 2008, $550.0 million Credit Agreement was terminated concurrent with entering into this Agreement. As of February 2, 2013, $250.0 million was outstanding under the $750.0 million revolving line of credit.
We repurchased 8.1 million shares for $340.2 million in fiscal 2012.  We repurchased 8.7 million shares for $645.9 million in fiscal 2011.  We repurchased 9.3 million shares for $414.7 million in fiscal 2010.  At February 2, 2013, we have $859.8 million remaining under Board authorization.
Funding Requirements
Overview, Including Off-Balance Sheet Arrangements
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2013 to total approximately $200.6 million, which includes capital expenditures, initial inventory and pre-opening costs.

Our estimated capital expenditures for fiscal 2013 are between $320.0 and $330.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 475 stores and approximately $61.2 million to expand our distribution center in Marietta, Oklahoma and complete construction on a new distribution center in Windsor, Connecticut.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facility.
The following tables summarize our material contractual obligations at February 2, 2013, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Lease Financing
Operating lease obligations	$2,149.1	$493.8	$408.8	$376.4	$293.3	$207.6	$369.2
Long-term Borrowings
Credit agreement	250.0	—	—	—		250.0	—
Demand revenue bonds	14.3	14.3	—	—	—	—	—
Forgivable promissory note	7.0	—	—	—	—	0.2	6.8
Interest on long-term borrowings	12.6	2.8	2.8	2.8	2.8	0.9	0.5
Total obligations	$2,433.0	$510.9	$411.6	$379.2	$296.1	$458.7	$376.5

Commitments	Total	Expiring in 2013	Expiring in 2014	Expiring in 2015	Expiring in 2016	Expiring in 2017	Thereafter
Letters of credit and surety bonds	$177.5	$177.5	$—	$—	$—	$—	$—
Technology assets	10.8	10.8	—	—	—	—	—
Telecommunication contracts	26.9	7.5	7.2	5.5	5.2	1.5	—
Total commitments	$215.2	$195.8	$7.2	$5.5	$5.2	$1.5	$—
Lease Financing
Operating Lease Obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to February 2, 2013 for stores that were not yet open on February 2, 2013.
Long-term Borrowings
Credit Agreement. In June 2012, we entered into a five-year $750.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The interest rate on the facility was 1.11% at February 2, 2013.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of February 2, 2013, $250.0 million was outstanding under the $750.0 million revolving line of credit.
Demand Revenue Bonds.  In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds.  We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi.  At February 2, 2013, the balance outstanding on the bonds was $14.3 million.  These bonds are due to be fully repaid in June 2018.  The bonds do not have a prepayment penalty as long as the interest rate remains variable.  The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.  We pay interest monthly based on a variable interest rate, which was 0.23% at February 2, 2013.
Forgivable Promissory Note. In 2012, we entered into a promissory note with the state of Connecticut under which the state loaned us $7.0 million in connection with the Company's acquisition, construction and installation of land, building, machinery and equipment for our distribution facility in Windsor, Connecticut. If certain performance targets are met, the loan and any accrued interest will be forgiven in fiscal 2017. If the performance targets are not met, the loan and accrued interest must be repaid beginning in fiscal 2017.

Interest on Long-term Borrowings.  This amount represents interest payments on the Credit Agreement, Demand Revenue Bond and Forgivable Promissory Note using the interest rates for each at February 2, 2013.
Commitments
Letters of Credit and Surety Bonds.  We are a party to two Letter of Credit Reimbursement and Security Agreements, one which provides $110.0 million for letters of credit and one which provides $100.0 million for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $147.0 million of purchases committed under these letters of credit at February 2, 2013.
We also have approximately $12.9 million of letters of credit outstanding for our self-insurance programs, $14.5 million of letters of credit outstanding for our Demand Revenue Bonds, and $3.1 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores.
Technology Assets.  We have commitments totaling approximately $10.8 million to primarily purchase store technology assets for our stores during 2012.
Telecommunication Contracts.  We have contracted for telecommunication services with contracts expiring in 2017.  The total amount of these commitments is approximately $26.9 million.
Derivative Financial Instruments
In 2012, we were party to fuel derivative contracts with third parties which included approximately 4.8 million gallons of diesel fuel, or approximately 35% of our domestic truckload fuel needs.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  We currently have fuel derivative contracts to hedge 0.7 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from February 2013 through April 2013.

In March 2008, we entered into two $75.0 million interest rate swap agreements.  These interest rate swaps were used to manage the risk associated with interest rate fluctuations on a portion of our 2008 $250.0 million variable rate term loan.  Under these agreements, we paid interest to financial institutions at a fixed rate of 2.8%.  In exchange, the financial institutions paid us at a variable rate, which approximated the variable rate on the debt, excluding the credit spread.  These swaps qualified for hedge accounting treatment and expired in March 2011.
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

Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at February 2, 2013 is based on estimated shrink for most of 2012, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree stores for the last few years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  We periodically adjust our shrink estimates to address these factors as they become apparent.
Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.
Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred.  Our most material estimates include domestic freight expenses, self-insurance costs, store-level operating expenses, such as property taxes and utilities, and certain other expenses, such as legal reserves.  Our freight and store-level operating expenses are estimated based on current activity and historical trends and results.  Our workers' compensation and general liability insurance accruals are recorded based on actuarial valuations which are adjusted at least annually based on a review performed by a third-party actuary.  These actuarial valuations are estimates based on our historical loss development factors.  Certain other expenses are estimated and recorded in the periods that management becomes aware of them.  The related accruals are adjusted as management’s estimates change.  Differences in management's estimates and assumptions could result in an accrual materially different from the calculated accrual.  Our experience has been that some of our estimates are too high and others are too low.  Historically, the net total of these differences has not had a material effect on our financial condition or results of operations.  Our legal proceedings are described in Item 3 “Legal Proceedings” beginning on page 13 of this Form 10-K.  The outcome of litigation, particularly class or collective action lawsuits, is difficult to assess, quantify or predict.
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
In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  We believe that our liability for uncertain tax positions is adequate.  For further discussion of our changes in reserves during 2012, see Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements” beginning on page 40 of this Form 10-K.
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
Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on April 24, 2011, April 8, 2012, and will be observed on March 31, 2013.  We believe that the earlier Easter in 2013 could result in a $4.0 million decrease in sales in the first quarter of 2013 as compared to the first quarter of 2012.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, changes in consumer sentiment or inclement weather. Fiscal 2012 consisted of 53 weeks, commensurate with the retail calendar. This extra week contributed approximately $125 million of sales in 2012. Fiscal 2013 will consist of 52 weeks. In fiscal 2013, there is one fewer weekend between Thanksgiving and Christmas compared to fiscal 2012. We believe this could potentially reduce the number of customer visits to our stores during the Christmas selling season in fiscal 2013 compared to fiscal 2012.
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
Shipping Costs.  Currently, trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on supply and demand for containers and current fuel costs.  We can give no assurances as to the final rate trends for 2013, as we are in the early stages of our negotiations.

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
Diesel Fuel Cost Risk
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We hedged 4.8 million, 3.5 million and 5.0 million gallons of diesel fuel in 2012, 2011 and 2010, respectively.  These hedges represented approximately 35%, 31% and 39% of our total domestic truckload fuel needs in 2012, 2011 and 2010, respectively.  We currently have fuel derivative contracts to hedge 0.7 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from February 2013 through April 2013.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at February 2, 2013 was an asset of $0.5 million.
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
To meet this objective, we entered into derivative instruments in the form of two $75.0 million interest rate swaps in March 2008 to manage fluctuations in cash flows resulting from changes in the variable-interest rates on a portion of our 2008 $250.0 million term loan.  The interest rate swaps reduced the interest rate exposure on these variable-rate obligations.  Under the interest rate swaps, we paid the bank at a fixed-rate and received variable-interest at a rate approximating the variable-rate on the obligation, thereby creating the economic equivalent of a fixed-rate obligation. These swaps expired in March 2011.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	29

Consolidated Statements of Operations for the years ended
February 2, 2013, January 28, 2012 and January 29, 2011	30

Consolidated Statements of Comprehensive Income
for the years ended February 2, 2013, January 28, 2012 and
January 29, 2011	31

Consolidated Balance Sheets as of February 2, 2013 and
January 28, 2012	32

Consolidated Statements of Shareholders’ Equity for the years ended February 2, 2013, January 28, 2012 and
January 29, 2011	33

Consolidated Statements of Cash Flows for the years ended
February 2, 2013, January 28, 2012 and January 29, 2011	34

Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dollar Tree, Inc.:
 We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar Tree, Inc.’s  internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Norfolk, Virginia
March 15, 2013

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 2,	January 28,	January 29,
(in millions, except per share data)	2013	2012	2011
Net sales	$7,394.5	$6,630.5	$5,882.4
Cost of sales, excluding non-cash
beginning inventory adjustment	4,741.8	4,252.2	3,768.5
Non-cash beginning inventory adjustment	—	—	26.3
Gross profit	2,652.7	2,378.3	2,087.6
Selling, general and administrative
expenses	1,732.6	1,596.2	1,457.6
Operating income	920.1	782.1	630.0
Interest expense, net	2.8	2.9	5.6
Other income, net	(61.6)	(0.3)	(5.5)
Income before income taxes	978.9	779.5	629.9
Provision for income taxes	359.6	291.2	232.6
Net income	$619.3	$488.3	$397.3
Basic net income per share	$2.70	$2.03	$1.56
Diluted net income per share	$2.68	$2.01	$1.55
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	February 2,	January 28,	January 29,
(in millions)	2013	2012	2011
Net income	$619.3	$488.3	$397.3

Foreign currency translation adjustments	(0.9)	(0.3)	(0.2)
Fair value adjustment - derivative cash
flow hedging instrument, net of tax	—	0.1	2.2

Total comprehensive income	$618.4	$488.1	$399.3

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$399.9	$288.3
Merchandise inventories, net	971.7	867.4
Current deferred tax assets, net	22.5	26.2
Prepaid expenses and other current assets	79.4	27.5
Total current assets	1,473.5	1,209.4
Property, plant and equipment, net	960.7	825.3
Goodwill	173.3	173.1
Deferred tax assets, net	28.3	16.8
Other assets, net	116.2	104.0
TOTAL ASSETS	$2,752.0	$2,328.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14.3	$15.5
Accounts payable	346.5	286.7
Other current liabilities	235.8	215.5
Income taxes payable	79.6	63.3
Total current liabilities	676.2	581.0
Long-term debt, excluding current portion	257.0	250.0
Income taxes payable, long-term	5.6	15.5
Other liabilities	145.9	137.5
Total liabilities	1,084.7	984.0
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01. 400,000,000 shares
authorized, 224,584,393 and 231,164,300 shares
issued and outstanding at February 2, 2013
and January 28, 2012, respectively	2.2	1.1
Additional paid-in capital	0.3	—
Accumulated other comprehensive loss	(1.5)	(0.6)
Retained earnings	1,666.3	1,344.1
Total shareholders' equity	1,667.3	1,344.6
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,752.0	$2,328.6
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED February 2, 2013, January 28, 2012, AND January 29, 2011

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at January 30, 2010	262.6	$0.9	$—	$(2.4)	$1,430.7	$1,429.2
Net income	—	—	—	—	397.3	397.3
Total other comprehensive income	—	—	—	2.0	—	2.0
Transfer from additional paid-in capital
for Common Stock dividend	—	0.4	(0.4)	—	—	—
Payment for fractional shares resulting
from Commons Stock dividend	—	—	(0.3)	—	—	(0.3)
Issuance of stock under Employee Stock
Purchase Plan	0.3	—	4.4	—	—	4.4
Exercise of stock options, including
income tax benefit of $1.9	1.6	—	17.9	—	—	17.9
Repurchase and retirement of shares	(18.7)	(0.1)	(44.8)	—	(369.8)	(414.7)
Stock-based compensation, net, including
income tax benefit of $5.9	1.0	—	23.2	—	—	23.2
Balance at January 29, 2011	246.8	1.2	—	(0.4)	1,458.2	1,459.0
Net income	—	—	—	—	488.3	488.3
Total other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Issuance of stock under Employee Stock
Purchase Plan	0.2	—	4.4	—	—	4.4
Exercise of stock options, including
income tax benefit of $3.0	0.7	—	9.5	—	—	9.5
Repurchase and retirement of shares	(17.4)	(0.1)	(43.4)	—	(602.4)	(645.9)
Stock-based compensation, net, including
income tax benefit of $10.8	0.9	—	29.5	—	—	29.5
Balance at January 28, 2012	231.2	1.1	—	(0.6)	1,344.1	1,344.6
Net income	—	—	—	—	619.3	619.3
Total other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Transfer from additional paid-in capital
for Common Stock dividend	—	1.2	(1.2)	—	—	—
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	4.8	—	—	4.8
Exercise of stock options, including
income tax benefit of $7.0	0.6	—	12.8	—	—	12.8
Repurchase and retirement of shares	(8.1)	(0.1)	(43.0)	—	(297.1)	(340.2)
Stock-based compensation, net, including
income tax benefit of $14.3	0.8	—	26.9	—	—	26.9
Balance at February 2, 2013	224.6	$2.2	$0.3	$(1.5)	$1,666.3	$1,667.3
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2,	January 28,	January 29,
(in millions)	2013	2012	2011
Cash flows from operating activities:
Net income	$619.3	$488.3	$397.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	175.3	163.9	159.7
Gain on sale of Ollie's investment	(60.8)	—	—
Provision for deferred income taxes	(7.7)	10.9	(14.4)
Stock-based compensation expense	35.5	31.6	28.3
Non-cash adjustment to beginning inventory	—	—	26.3
Other non-cash adjustments to net income	4.1	4.4	5.0
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(104.0)	(64.5)	(126.7)
Other assets	(56.7)	(1.3)	2.0
Accounts payable	59.3	26.9	28.1
Income taxes payable	16.3	(1.1)	15.2
Other current liabilities	20.3	25.4	(9.2)
Other liabilities	(23.2)	2.0	7.1
Net cash provided by operating activities	677.7	686.5	518.7
Cash flows from investing activities:
Capital expenditures	(312.2)	(250.1)	(178.7)
Purchase of short-term investments	—	(6.0)	(157.8)
Proceeds from sale of short-term investments	—	180.8	10.8
Proceeds from sale of Ollie's investment	62.3	—	—
Purchase of restricted investments	(11.0)	(16.3)	(50.9)
Proceeds from sale of restricted investments	—	5.3	52.1
Acquisition of Dollar Giant, net of cash acquired of $1.9	—	—	(49.4)
Foreign currency gain/loss	(0.4)	0.2	—
Acquisition of favorable lease rights	—	—	(0.2)
Net cash used in investing activities	(261.3)	(86.1)	(374.1)
Cash flows from financing activities:
Principal payments under long-term debt and capital lease obligations	(1.5)	(2.0)	(15.1)
Proceeds from long-term debt	7.0	—	—
Payments for share repurchases	(340.2)	(645.9)	(417.1)
Proceeds from stock issued pursuant to stock-based
compensation plans	10.0	10.9	20.1
Tax benefit of exercises/vesting of equity based compensation	21.3	13.8	7.8
Net cash used in financing activities	(303.4)	(623.2)	(404.3)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)	(0.7)
Net increase (decrease) in cash and cash equivalents	111.6	(22.9)	(260.4)
Cash and cash equivalents at beginning of year	288.3	311.2	571.6
Cash and cash equivalents at end of year	$399.9	$288.3	$311.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3.3	$3.2	$6.5
Income taxes	$333.9	$268.3	$223.7
 See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Dollar Tree, Inc. (the Company) is the leading operator of discount variety retail stores offering merchandise at the fixed price of $1.00 or less with 4,671 discount variety retail stores in the United States and Canada at February 2, 2013.  Below are those accounting policies considered by the Company to be significant.
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
Stock Dividends
On May 29, 2012, the Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% common stock dividend. New shares were distributed on June 26, 2012 to shareholders of record as of the close of business on June 12, 2012. As a result, all share and per share data in these consolidated financial statements and accompanying notes have been retroactively adjusted to reflect these dividends, each having the effect of a 2-for-1 stock split. In connection with the stock dividend authorized by the Company's Board of Directors in 2010, the company issued one-half share for each outstanding share of Common Stock, payable June 24, 2010 to shareholders of record as of June 10, 2010.
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
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to "2012" or "Fiscal 2012," “2011” or “Fiscal 2011,” and “2010” or “Fiscal 2010,” relates to as of or for the years ended February 2, 2013, January 28, 2012, and January 29, 2011, respectively. Fiscal 2012 ended on February 2, 2013 and included 53 weeks, commensurate with the retail calendar. Fiscal 2011 and 2010 each included 52 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents at February 2, 2013 and January 28, 2012 includes $344.5 million and $249.3 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value.  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of 3 months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within 3 business days, and therefore are classified as cash and cash equivalents.
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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $38.8 million and $34.5 million at February 2, 2013 and January 28, 2012, respectively.
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
Costs incurred related to software developed for internal use are capitalized and amortized generally over 3 years.
Goodwill
Goodwill is not amortized, but rather tested for impairment at least annually.  In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2012 and determined that no impairment loss existed.
Other Assets, Net
Other assets, net consists primarily of restricted investments and intangible assets.  Restricted investments were $94.6 million and $83.6 million at February 2, 2013 and January 28, 2012, respectively and were purchased to collateralize long-term insurance obligations.  These investments are primarily in tax-exempt money market funds that invest in short-term municipal obligations.  These investments are classified as available for sale and are recorded at fair value, which approximates cost.  Intangible assets primarily include favorable lease rights with finite useful lives and are amortized over their respective estimated useful lives.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2012, 2011 and 2010, the Company recorded charges of $0.5 million, $0.9 million and $1.1 million, respectively, to write down certain assets.  These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.
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
The Company’s cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value as of February 2, 2013.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents and restricted investments was $399.9 million and $94.6 million, respectively at February 2, 2013.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps was an asset of $0.5 million as of February 2, 2013.  The fair values of the swaps were estimated using Level 2 measurements in the fair value hierarchy.  These estimates used discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves.  The curves were obtained from independent pricing services reflecting broker market quotes.
The carrying value of the Company's Demand Revenue Bonds and Unsecured Credit Agreement long-term debt approximates its fair value because the debt’s interest rate varies with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The Company recorded an impairment charge of $0.5 million in fiscal 2012 to reduce certain store assets to their estimated fair value.  The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.  There were no other changes related to level 3 assets.

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

Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "selling, general and administrative expenses" on the accompanying consolidated statements of operations.  Advertising costs approximated $13.5 million, $13.8 million and $11.1 million for the years ended February 2, 2013, January 28, 2012, and January 29, 2011, respectively.
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
The Company recognizes a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination.
The Company includes interest and penalties in the provision for income tax expense and income taxes payable.  The Company does not provide for any penalties associated with tax contingencies unless they are considered probable of assessment.
Stock-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values.  Total stock-based compensation expense for 2012, 2011 and 2010 was $34.9 million, $31.0 million and $27.9 million, respectively.
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

Comprehensive Income
In the first quarter of 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-05, “ Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income.

NOTE 2 - BALANCE SHEET COMPONENTS
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 2, 2013 and January 28, 2012 consists of the following:

	February 2,	January 28,
(in millions)	2013	2012
Land	$51.4	$38.2
Buildings	223.9	209.8
Leasehold improvements	876.2	783.6
Furniture, fixtures and equipment	1,174.5	1,075.5
Construction in progress	107.9	48.7
Total property, plant and equipment	2,433.9	2,155.8
Less: accumulated depreciation	1,473.2	1,330.5
Total property, plant and equipment, net	$960.7	$825.3

Depreciation expense was $175.4 million, $164.2 million and $159.7 million for the years ended February 2, 2013, January 28, 2012, and January 29, 2011, respectively.
Other Current Liabilities
Other current liabilities as of February 2, 2013 and January 28, 2012 consist of accrued expenses for the following:

	February 2,	January 28,
(in millions)	2013	2012
Compensation and benefits	$99.1	$81.2
Taxes (other than income taxes)	31.8	33.6
Insurance	33.0	31.2
Other	71.9	69.5
Total other current liabilities	$235.8	$215.5
Other Long-Term Liabilities
  Other long-term liabilities as of February 2, 2013 and January 28, 2012 consist of the following:

	February 2,	January 28,
(in millions)	2013	2012
Deferred rent	$83.0	$77.9
Insurance	51.3	48.9
Other	11.6	10.7
Total other long-term liabilities	$145.9	$137.5

NOTE 3 - INCOME TAXES
Total income taxes were allocated as follows:

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
(in millions)
Income from continuing operations	$359.6	$291.2	$232.6
Accumulated other comprehensive income (loss)
marking derivative financial instruments
to fair value	—	(0.1)	1.3
Shareholders' equity, tax benefit on
exercises/vesting of equity-based
compensation	(21.3)	(13.8)	(7.8)
	$338.3	$277.3	$226.1
The provision for income taxes consists of the following:

	Year Ended
	February 2,	January 28,	January 29,
(in millions)	2013	2012	2011
Federal - current	$324.5	$240.4	$215.7
State - current	42.4	39.4	31.3
Foreign - current	0.5	0.3	—
Total current	367.4	280.1	247.0

Federal - deferred	0.3	14.9	(10.0)
State - deferred	(3.5)	0.1	(4.4)
Foreign - deferred	(4.6)	(3.9)	—
Total deferred	$(7.8)	$11.1	$(14.4)
Included in current tax expense for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, are amounts related to uncertain tax positions associated with temporary differences.
A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax
benefit	3.0	3.4	3.4
Other, net	(1.3)	(1.0)	(1.5)
Effective tax rate	36.7%	37.4%	36.9%
The rate reduction in “other, net” consists primarily of benefits from the resolution of tax uncertainties, interest on tax reserves, federal jobs credits and tax-exempt interest offset by certain nondeductible expenses.

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

	February 2, 2013	January 28, 2012
(in millions)
Deferred tax assets:
Deferred rent	$35.6	$31.5
Accrued expenses	32.6	31.4
Net operating losses and credit
carryforwards	14.4	9.1
Accrued compensation expense	28.2	27.0
Other	0.8	1.5
Total deferred tax assets	111.6	100.5
Valuation allowance	(4.3)	(3.5)
Deferred tax assets, net	107.3	97.0
Deferred tax liabilities:
Property and equipment	(32.8)	(34.0)
Goodwill	(15.9)	(15.1)
Prepaid expenses	(4.0)	(0.4)
Inventory	(3.8)	(4.5)
Total deferred tax liabilities	(56.5)	(54.0)
Net deferred tax asset	$50.8	$43.0
A valuation allowance of $4.3 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.
The company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2012 fiscal year and has applied to participate for fiscal year 2013.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  Our federal tax returns have been examined and all issues have been settled through our fiscal 2011 tax year.  In addition, several states completed their examination during fiscal 2012.  Fiscal years 2010 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2010 for some states.
The balance for unrecognized tax benefits at February 2, 2013, was $5.6 million.  The total amount of unrecognized tax benefits at February 2, 2013, that, if recognized, would affect the effective tax rate was $3.7 million (net of the federal tax benefit).  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended February 2, 2013:

(in millions)
Balance at January 28, 2012	$15.5
Additions, based on tax positions related to current year	2.5
Additions for tax positions of prior years	2.1
Reductions for tax positions of prior years	(3.1)
Settlements	(1.9)
Lapses in statutes of limitation	(9.5)
Balance at February 2, 2013	$5.6
During fiscal 2012, the Company accrued potential interest of $0.2 million, related to these unrecognized tax benefits.  No potential penalties were accrued during 2012 related to the unrecognized tax benefits.  As of February 2, 2013, the Company has recorded a liability for potential interest of $0.4 million.
It is possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months.  At this point it is not possible to estimate a range associated with the resolution of these audits.

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
Future minimum lease payments under noncancelable store and distribution center operating leases are as follows:

(in millions)

2013	$493.8
2014	408.8
2015	376.4
2016	293.3
2017	207.6
Thereafter	369.2
Total minimum lease payments	$2,149.1
The above future minimum lease payments include amounts for leases that were signed prior to February 2, 2013 for stores that were not open as of February 2, 2013.
Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $1.2 million under operating leases.
Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended
	February 2,	January 28,	January 29,
(in millions)	2013	2012	2011

Minimum rentals	$455.5	$421.8	$381.5
Contingent rentals	2.0	1.8	1.4

Related Parties
The Company leased properties for five of its stores from partnerships owned by related parties.  The total rental payments related to these leases were $0.4 million, $0.5 million and $0.5 million for the years ended February 2, 2013, January 28, 2012, and January 29, 2011, respectively.  Total future commitments under the four remaining related party leases are $1.5 million.
Technology Assets
The Company has commitments totaling approximately $10.8 million to purchase primarily store technology assets for its stores during 2013.
Telecommunication Contracts
The Company has contracted for telecommunication services with contracts expiring in 2017.  The total amount of these commitments is approximately $26.9 million.
Letters of Credit
The Company is a party to two Letter of Credit Reimbursement and Security Agreements providing $110.0 million and $100.0 million, respectively for letters of credit.  Letters of credit under both of these agreements are generally issued for the routine purchase of imported merchandise and approximately $147.0 million was committed to these letters of credit at February 2, 2013.  As discussed in Note 5, the Company also has $150.0 million of available letters of credit included in the $750.0 million Unsecured Credit Agreement (the Agreement) entered into in 2012.  As of February 2, 2013, there were no letters of credit committed under the Agreement.
The Company also has approximately $12.9 million in stand-by letters of credit that serve as collateral for its large-deductible insurance programs and expire in fiscal 2014. The Company's Demand Revenue Bonds are also supported by a $14.5 million letter of credit that is renewable annually.
Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores.  The total amount of the commitment is approximately $3.1 million, which is committed through various dates through fiscal 2014.
Contingencies
In 2006, a former store manager filed a collective action against the Company in Alabama federal court. She claims that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation. The Court preliminarily allowed nationwide (except California) certification. The Company's motion to decertify the collective action was dismissed without prejudice in 2010. The Company filed another motion to decertify on February 29, 2012. That motion was granted on November 2, 2012. The individual claims of the four named plaintiffs were consolidated and proceeded to trial on February 22, 2013. On March 1, a jury returned four verdicts in favor of the Company. On that day the Court entered Final Judgment in favor of the Company against all four plaintiffs and dismissed the cases with prejudice. The Company anticipates post trial motions will be filed by the plaintiffs asking that the Court set aside the Final Judgment and the jury verdicts. The individual claims of the 261 opt-in plaintiffs were dismissed in the November 2 Order without prejudice. Seventy-five of those opt-in decertified plaintiffs have recently filed individual claims in eight different federal courts throughout the U.S. None of these cases have as yet proceeded beyond the pleadings stage so that discovery has not begun nor have any cases been set for trial.

In April 2011, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by the Company to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation. The Company removed the case to federal court which denied plaintiffs' motion for remand of the case to state court. Discovery in this case is on going. There is no trial date.

In June 2011, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that the Company, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, is selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items. It sought both monetary damages and injunctive relief. At approximately the same time, Winn-Dixie also sued Dollar General, Inc. and Big Lots, Inc. making essentially the same allegations against them and seeking the same relief. The Court consolidated the three cases and they proceeded to trial, without a jury, in May of 2012. On August 10, 2012, the Court issued its Findings of Fact and Conclusions of Law. The ruling denied Winn-Dixie's claim for monetary damages, either compensatory or punitive, and, of the original 48 Dollar Tree stores at issue, granted plaintiff's request for injunctive relief with respect to just one store. A final Order incorporating these findings and conclusions was entered and Winn-Dixie has appealed to the U.S. Court of Appeals for the 11th Circuit.

In the summer and fall of 2011, five collective action lawsuits were filed against the Company in federal courts in Georgia, Colorado, Florida, Michigan and Illinois by different assistant store managers, each alleging he or she was forced to work off the clock in violation of the federal Fair Labor Standards Act. Plaintiffs also asserted various state law claims for which they seek class treatment. The Michigan case is currently stayed. The Florida case has been transferred to the U.S. District Court for the Eastern District of Virginia which thereafter entered an Order staying the case. In the Georgia case the state law claims were dismissed and the case then transferred to the U.S. District Court for the Eastern District of Virginia; the Fair Labor Standards Act claims remain with motions to dismiss by the Company pending. In the Colorado case the statewide class claims were dismissed. The Court conditionally certified under the Fair Labor Standards Act a class of all assistant store managers who worked for Dollar Tree from July 16, 2008 to the present. Notice was sent to potential class members and 2,201 elected to opt-in. Discovery is now on-going pursuant to a scheduling Order of the Court and the case has been assigned a May 2014 trial date. The Illinois case in addition to assistant store managers, also included a putative class of all other hourly store associates, and made the same allegations on their behalf. The Illinois case was transferred to the Eastern District of Virginia in June and the Virginia federal judge ruled that all claims made on behalf of assistant store managers under the Fair Labor Standards Act should be dismissed on the basis those claims could be adjudicated in the Colorado case. The assistant store manager class claims based on state law were dismissed. The Court however, did conditionally certify under the Fair Labor Standards Act a class of all hourly sales associates who worked for Dollar Tree from October 2, 2009 to the present. Notice to the putative class was sent and 6,276 associates elected to opt-in, approximately 3% of the potential class. Discovery has recently commenced. No trial date has been established.

In May 2012, three associates who were formerly employed at the Company's distribution center in Joliet, Illinois filed a Rule 23 class action lawsuit in federal court in Illinois alleging that at the time of their termination of employment, they failed to receive compensation for their accrued paid time off. They brought this case on behalf of themselves and those former associates similarly situated. At the request of the parties, the case was stayed and referred to a U.S. Magistrate Judge for a settlement conference. A settlement was reached and preliminarily approved by the Court. Notice of the proposed settlement was issued to the individual potential class members with 113 of them returning completed claims forms. The Court conducted a fairness hearing on February 27 and approved the settlement. The settlement process will now be effectuated. The settlement amount is immaterial and has been included in the accompanying consolidated financial statements.

In July 2012, a former non-exempt hourly associate who alleges his primary duty was to work a cash register, on behalf of himself and those similarly situated, filed a Complaint under the California Private Attorneys General Act (“PAGA”), in a California state court, alleging the Company failed to provide suitable seating at its cash registers as allegedly required by state law. The Company removed the case to federal court and filed its Answer to the Complaint. Discovery is presently under way and the case has been scheduled for trial in July 2013.

In July 2012, a former assistant store manager, on behalf of himself and those similarly situated, filed a class action Complaint in a California state court, alleging the Company failed to provide paid, duty-free 10 minute rest breaks to assistant store managers who worked for periods in excess of three and one-half hours. The alleged relevant time period is July 13, 2008 to the present. Dollar Tree removed the case to federal court and plaintiff has filed a motion seeking remand to state court. Initial discovery has commenced.

In February 2013, a former assistant store manager on behalf of himself and those similarly situated filed in a California federal court a representative action claim under PAGA. He alleges the Company failed to provide meal and rest periods, failed to pay minimum, regular and overtime wages, failed to maintain accurate time records and wage statements, and failed to pay wages due upon termination of employment. The Company has just begun its investigation of the allegations contained in the Complaint.

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

NOTE 5 - LONG-TERM DEBT
Long-term debt at February 2, 2013 and January 28, 2012 consists of the following:

	February 2,	January 28,
(in millions)	2013	2012
$750.0 million Unsecured Credit Agreement,
interest payable monthly at LIBOR,
plus 0.90%, which was 1.11% at
February 2, 2013, principal payable upon
expiration of the facility in February 2017	$250.0	$250.0
Demand Revenue Bonds, interest payable monthly
at a variable rate which was 0.23% at
February 2, 2013, principal payable on
demand, maturing June 2018	14.3	15.5
$7.0 million forgivable promissory note, interest payable
beginning in November 2017 at a rate of 1%,
principal payable beginning November 2017	7.0	—
Total long-term debt	$271.3	$265.5
Less current portion	14.3	15.5
Long-term debt, excluding current portion	$257.0	$250.0
Maturities of long-term debt are as follows: 2013 - $14.3 million, 2017 - $0.2 million and after 2017 - $256.8 million
Unsecured Credit Agreement
In 2012, the Company entered into the Agreement which provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility is based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  The Company's February 2008, $500.0 million Credit Agreement was terminated concurrent with entering into this Agreement. As of February 2, 2013, the Company had $250.0 million outstanding under the $750.0 million revolving line of credit.
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

Forgivable Promissory Note
In 2012, the Company entered into a promissory note with the state of Connecticut under which the state loaned the Company $7.0 million in connection with the Company's acquisition, construction and installation of land, building, machinery and equipment for the Company's distribution facility in Windsor, Connecticut. If certain performance targets are met, the loan and any accrued interest will be forgiven in fiscal 2017. If the performance targets are not met, the loan and accrued interest must be repaid beginning in fiscal 2017.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
Hedging Derivatives
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties.  The Company hedged 4.8 million, 3.5 million and 5.0 million gallons of diesel fuel in 2012, 2011 and 2010, respectively.  These hedges represented approximately 35%, 31% and 39% of the total domestic truckload fuel needs in 2012, 2011 and 2010, respectively.  The Company currently has fuel derivative contracts to hedge 0.7 million gallons of diesel fuel, or approximately 20% of the Company's domestic truckload fuel needs from February 2013 through April 2013. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included under "other income, net" on the accompanying consolidated statements of operations.  The fair value of these contracts at February 2, 2013 was an asset of $0.5 million.
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

NOTE 7 - SHAREHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at February 2, 2013 and January 28, 2012.
Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended
	February 2,	January 28,	January 29,
(in millions, except per share data)	2013	2012	2011
Basic net income per share:
Net income	$619.3	$488.3	$397.3
Weighted average number of shares
outstanding	229.3	240.6	254.1
Basic net income per share	$2.70	$2.03	$1.56
Diluted net income per share:
Net income	$619.3	$488.3	$397.3
Weighted average number of shares
outstanding	229.3	240.6	254.1
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1.4	1.8	1.9
Weighted average number of shares and
dilutive potential shares outstanding	230.7	242.4	256.0
Diluted net income per share	$2.68	$2.01	$1.55
At February 2, 2013, January 28, 2012 and January 29, 2011, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

Share Repurchase Programs
The Company repurchases shares on the open market and under Accelerated Share Repurchase agreements.
On the open market, the Company repurchased 7.7 million shares for $340.2 million in fiscal 2012.  The Company repurchased 5.3 million shares for $145.9 million in fiscal 2011.  The Company repurchased 8.7 million shares for $214.7 million in fiscal 2010.  At February 2, 2013, the Company had $859.8 million remaining under Board authorization.
On November 21, 2011, the Company entered into an agreement to repurchase $300.0 million of the Company’s common shares under a “collared” Accelerated Share Repurchase Agreement (ASR).  Under this agreement, the Company initially received 6.8 million shares through December 13, 2011, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the “collar.”  The ASR concluded on March 28, 2012 and the Company received an additional 0.5 million shares under the "collared" agreement resulting in 7.3 million total shares being repurchased under this ASR. The number of shares is determined based on the weighted average market price of the Company's common stock, less a discount, during a specified period of time.
On August 24, 2011, the Company entered into an agreement to repurchase $200.0 million of the Company’s common shares under a “collared” ASR.  Under this agreement, the Company initially received 5.1 million shares through September 2, 2011, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the “collar.”  The ASR concluded on November 15, 2011 and the Company received an additional 0.3 million shares under the “collared” agreement resulting in 5.4 million total shares being repurchased under this ASR.  The number of shares is determined based on the weighted average market price of the Company’s common stock, less a discount, during a specified period of time.
On March 19, 2010, the Company entered into an agreement to repurchase $200.0 million of the Company’s common shares under a “collared” ASR.  Under this agreement, the Company initially received 9.2 million shares through March 31, 2010, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the collar.  The ASR concluded on August 6, 2010 and the Company received an additional 0.8 million shares under the “collared” agreement resulting in 10.0 million total shares being repurchased under this ASR.  The number of shares is determined based on the weighted average market price of the Company’s common stock, less a discount, during a specified period of time.
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
Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated statements of operations were as follows:

Year ended February 2, 2013	$40.7 million
Year ended January 28, 2012	37.9 million
Year Ended January 29, 2011	35.1 million
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

Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals were approximately $4.2 million and $3.3 million, respectively, at February 2, 2013 and January 28, 2012, and are included in "other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "other assets, net" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended February 2, 2013, January 28, 2012, or January 29, 2011.
NOTE 9 - STOCK-BASED COMPENSATION PLANS
At February 2, 2013, the Company has eight stock-based compensation plans.  Each plan and the accounting method are described below.
Fixed Stock Option Compensation Plans
Under the 1995 Stock Incentive Plan (SIP), the Company granted options to its employees for the purchase of up to 37.8 million shares of Common Stock.  The exercise price of each option equaled the market price of the Company's stock at the date of grant, unless a higher price was established by the Board of Directors, and an option's maximum term is 10 years.  Options granted under the SIP generally vested over a three-year period.  This plan was terminated on July 1, 2003 and replaced with the Company’s 2003 Equity Incentive Plan (EIP).
Under the EIP, the Company granted up to 18.0 million shares of its Common Stock, plus any shares available for future awards under the SIP, to the Company’s employees, including executive officers and independent contractors.  The EIP permitted the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock.  The exercise price of each stock option granted equaled the market price of the Company’s stock at the date of grant.  The options generally vest over a three -year period and have a maximum term of 10 years.  This plan was terminated on June 16, 2011 and replaced with the Company’s Omnibus Incentive Plan (Omnibus Plan).
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

Under the Omnibus Plan, the Company may grant up to 4.0 million shares of its Common Stock, plus any shares available for future awards under the EIP, EOEP, or NEDP plans, to the Company’s employees, including executive officers and independent contractors.  The Omnibus Plan permits the Company to grant equity awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonuses, performance units, non-employee director stock options and other equity-related awards.  These awards generally vest over a three-year period with a maximum term of 10 years.
Restricted Stock
The Company granted 0.5 million, 0.7 million and 1.1 million service-based RSUs, net of forfeitures in 2012, 2011 and 2010, respectively, from the Omnibus Plan, EIP and the EOEP to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $21.9 million, $19.2 million and $17.3 million of expense related to these RSUs during 2012, 2011 and 2010, respectively.  As of February 2, 2013, there was approximately $21.8 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 21 months.
In 2012, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2012 and future service of these officers through March 2015.  The Company met these performance targets in fiscal 2012; therefore, the fair value of these RSUs of $8.1 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $5.7 million of expense related to these RSUs in 2012.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2011, the Company granted 0.3 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2011 and future service of these officers through March 2014.  The Company met these performance targets in fiscal 2011; therefore, the fair value of these RSUs of $7.3 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $0.9 million and $5.4 million of expense related to these RSUs in 2012 and 2011, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2010, the Company granted 0.4 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2010 and future service of these officers through March 2013.  The Company met these performance targets in fiscal 2010; therefore, the fair value of these RSUs of $7.8 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $1.0 million, $1.8 million and $4.8 million of expense related to these RSUs in 2012, 2011 and 2010, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2012, the Company granted RSUs with an estimated value of $1.7 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 29, 2012 and ending on January 31, 2015. Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated value is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $1.0 million of expense related to these RSUs in 2012. The estimated value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2011, the Company granted RSUs with an estimated value of $0.7 million from the Omnibus Plan to certain officers of the Company.  Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 30, 2011 and ending on February 1, 2014.  Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period.  The estimated value is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.2 million and $0.4 million of expense related on these RSUs in 2012 and 2011, respectively.  The estimated value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2012, the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to the Chief Executive Officer of the Company, contingent on the Company meeting certain performance targets for the period beginning July 29, 2012 and ending on August 3, 2013 and the grantee completing a five-year service requirement. The fair value of these RSUs is being expensed ratably over the five-year vesting period. The Company recognized $1.3 million of expense related to these RSUs in 2012. The fair value of these RSUs was determined using the Company's closing stock price on the grant date.

The following table summarizes the status of RSUs as of February 2, 2013, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2012	2,511,450	$22.49
Granted	933,346	48.43
Vested	(1,315,755)	20.24
Forfeited	(74,868)	31.41
Nonvested at February 2, 2013	2,054,173	$35.37
In connection with the vesting of RSUs in 2012, 2011 and 2010, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $22.1 million, $13.2 million and $11.1 million, respectively.  The total fair value of the restricted shares vested during the years ended February 2, 2013, January 28, 2012 and January 29, 2011 was $26.6 million, $20.9 million and $19.1 million, respectively.
Stock Options
In 2012, 2011 and 2010, the Company granted less than 0.1 million service based stock options from the Omnibus Plan, EIP, EOP and the NEDP, respectively.  All options granted to directors vest immediately and are expensed on the grant date.  During 2012, 2011 and 2010, the Company recognized $1.2 million, $1.1 million and $2.3 million, respectively of expense related to service-based stock option grants.
The following tables summarize the Company's various option plans and information about options outstanding at February 2, 2013 and changes during the year then ended.

Stock Option Activity
	February 2, 2013
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)
Outstanding, beginning of period	1,311,106	$10.15
Granted	11,284	47.00
Exercised	(574,585)	9.02
Forfeited	(29,550)	9.29
Outstanding, end of period	718,255	$11.66	3.8	$20.4
Options vested and expected to vest
at February 2, 2013	718,255	$11.66	3.8	$20.4
Options exercisable at end of period	718,255	$11.66	3.8	$20.4

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at February 2,	Remaining	Exercise	at February 2,	Exercise
Prices	2013	Contractual Life	Price	2013	Price
$5.38 to $7.09	77,357	0.1	$6.67	77,357	$6.67
$7.10 to $9.93	327,900	3.3	8.90	327,900	8.90
$9.94 to $14.52	254,462	4.5	12.63	254,462	12.63
$14.53 to $16.12	11,050	6.8	16.11	11,050	16.11
$16.13 to $28.04	20,924	7.5	23.26	20,924	23.26
$28.05 to $53.99	26,562	9.0	39.93	26,562	39.93
$5.38 to $53.99	718,255	3.8	$11.66	718,255	$11.66
The intrinsic value of options exercised during 2012, 2011 and 2010 was approximately $21.8 million, $16.4 million and $16.0 million, respectively.
Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 5,278,125 shares of Common Stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 4,656,492 shares as of February 2, 2013.
The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected term	3 months	3 months	3 months
Expected volatility	11.9%	12.6%	13.2%
Annual dividend yield	—%	—%	—%
Risk free interest rate	0.1%	0.1%	0.1%

The weighted average per share fair value of purchase rights granted in 2012, 2011 and 2010 was $6.97, $5.22 and $3.30, respectively.  Total expense recognized for these purchase rights was $0.9 million in each of 2012, 2011 and 2010.

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
The Company paid approximately $51.3 million including the assumption of certain liabilities.  The results of Dollar Giant store operations are included in the Company’s financial statements since the aquisition date and did not have a significant impact on the Company’s operating results in 2012, 2011 or 2010.  This acquisition is immaterial to the Company’s operations as a whole and therefore no proforma disclosure of financial information has been presented.  The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed based on the exchange rate in effect at the date of purchase.

(in millions)

Cash	$1.9
Inventory	22.8
Other current assets	3.4
Property and equipment	10.1
Goodwill	39.9
Other intangibles	3.9
Debt	(13.8)
Accounts payable and
accrued liabilities	(16.9)
$51.3
Goodwill related to this acquisition is presented in the consolidated balance sheet at the exchange rates in effect at February 2, 2013 and January 28, 2012, respectively; however, the opening balance sheet and resulting goodwill and acquired intangible assets were recorded based on the exchange rate in effect at the acquisition date.

NOTE 11 – SALE OF INVESTMENT
On September 28, 2012, the Company sold its ownership interest in Ollie's Holdings, Inc., which it originally acquired in 2003. As a result of the sale, the Company recorded a pre-tax gain of $60.8 million in 2012 which is included in “Other income, net” on the accompanying Consolidated Statements of Operations. The gain, net of tax, was $38.1 million and increased earnings per diluted share for 2012 by $0.16.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2012 and 2011.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income per share data)	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)
Fiscal 2012:
Net sales	$1,723.6	$1,704.6	$1,720.5	$2,245.8
Gross profit	$602.7	$599.6	$599.6	$850.7
Operating income	$188.0	$184.4	$184.2	$363.5
Net income	$116.1	$119.2	$155.4	$228.6
Diluted net income per share	$0.50	$0.51	$0.68	$1.01
Stores open at end of quarter	4,451	4,523	4,630	4,671
Comparable store net sales change	5.6%	4.5%	1.6%	2.4%
Fiscal 2011:
Net sales	$1,545.9	$1,542.4	$1,596.6	$1,945.6
Gross profit	$540.8	$542.4	$560.6	$734.5
Operating income	$161.7	$153.5	$164.9	$302.0
Net income	$101.0	$94.9	$104.5	$187.9
Diluted net income per share	$0.41	$0.39	$0.43	$0.80
Stores open at end of quarter	4,177	4,242	4,335	4,351
Comparable store net sales change	7.1%	4.7%	4.8%	7.3%
(1) Easter was observed on April 8, 2012 and April 24, 2011
(2) Fiscal 2012 contains 14 weeks ended February 2, 2013 while Fiscal 2011 contains 13 weeks ended January 28, 2012

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
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 2, 2013, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management has concluded that, as of February 2, 2013, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears below.
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
 We have audited Dollar Tree, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dollar Tree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
 In our opinion, Dollar Tree, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Tree, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 2, 2013, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.
 /s/ KPMG LLP
 Norfolk, Virginia
March 15, 2013
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 20, 2013 (Proxy Statement), under the caption "Information concerning Nominees, Directors and Executive Officers.”
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

2.1
Agreement and Plan of Merger among Dollar Tree Stores, Inc., Dollar Tree, Inc. and Dollar Tree Merger Sub, Inc., dated February 27, 2008 (Exhibit 2.1 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).

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

10.2
Dollar Tree Stores, Inc. $750.0 million Credit Agreement, dated June 6, 2012 with Wells Fargo Bank, N.A., as administrative agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2012, incorporated herein by this reference).

10.3.1	Stock Incentive Plan (SIP) (Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, incorporated herein by this reference).*

10.3.2	First Amendment to the SIP (Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by this reference).*

10.3.3	Second Amendment to the SIP (Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by this reference).*

10.3.4	Third Amendment to the SIP (Appendix to the Definitive Proxy Statement, filed April 19, 2000, incorporated herein by this reference).*

10.3.5	Fourth Amendment to the Company’s SIP (Exhibit 10.4 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.3.6	Fifth Amendment to the SIP (Exhibit 10.4 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.3.7	Sixth Amendment to the SIP (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, incorporated herein by this reference).*

10.4.1
The Company’s 2005 Employee Stock Purchase Plan (ESPP) (Appendix A to the Company’s 2005 Definitive Proxy Statement on Schedule 14-A, initially filed with the Commission on May 9, 2005, which is incorporated herein by this reference).*

10.4.2	Amendment to the ESPP (Exhibit 10.1 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.5.1	The Company’s 2003 Equity Incentive Plan (as amended) (EIP) (Exhibit A to the Definitive Proxy Statement filed on April 29, 2004, incorporated herein by this reference).*

10.5.2	Second Amendment to the Company’s EIP (Exhibit 10.2 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.5.3	Third Amendment to the EIP (Exhibit 10.3 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.6.1	The Company’s 2004 Executive Officer Equity Plan (EOEP) (Exhibit B to the Definitive Proxy Statement filed on April 29, 2004, incorporated herein by this reference).*

10.6.2	Second Amendment to the Company’s EOEP (Exhibit 10.1 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.6.3	Third Amendment to the Company’s EOEP (Exhibit 10.2 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.6.4	Fourth Amendment to the Company’s EOEP (Exhibit 10.2 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

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

10.10
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

10.12	Form of the Company’s Named Executive Officer Option Agreement (Exhibit 10.1 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.13	Form of the Company’s Named Executive Officer Restricted Stock Unit Agreement (Exhibit 10.2 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.14.1	The Company’s 2004 Executive Officer Cash Bonus Plan (Exhibit C to the Definitive Proxy Statement filed on April 29, 2004, incorporated herein by this reference).*

10.14.2	Third Amendment to the 2004 Executive Officer Cash Bonus Plan (Exhibit 10.3 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.15.1	2003 Non-Employee Director Stock Option Plan (Exhibit C to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference).*

10.15.2	Second Amendment to the 2003 Non-Employee Director Stock Option Plan (Exhibit 10.7 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.15.3
Third Amendment to the Company’s 2003 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, incorporated herein by this reference).*

10.16.1	2003 Director Deferred Compensation Plan (Exhibit D to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference).*

10.16.2	Second Amendment to the Company’s 2003 Director Deferred Compensation Plan (Exhibit 10.3 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.16.3	Third Amendment to the 2003 Director Deferred Compensation Plan (Exhibit 10.6 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.17	Non-Qualified Deferred Compensation Plan (Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by this reference).*

10.18	Amendments to the Company’s Stock Plans (Exhibit 10.5 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.19	Amendments to the Assumed Incentive Plans (Exhibit 10.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.20	Assignment and Assumption Agreement (Exhibit 10.5 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.21	Change in Control Retention Agreements (Exhibit 10.1 to the Company’s March 14, 2007 Report on Form 8-K, incorporated herein by this reference).*

10.22
Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s December 2, 2008 Report on Form 8-K, incorporated herein by this reference).*

10.22.1
Amendment to Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s October 6, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.23
Amended and Restated Severance Agreement between the Company and Robert H. Rudman dated March 29, 2007 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, incorporated herein by this reference).*

10.24
Form of consulting agreement between the Company and certain members of the Board of Directors (Exhibit 10.1 to the Company’s February 3, 2005 Current Report on Form 8-K, incorporated herein by this reference).*

* Management contract or compensatory plan or arrangement

10.25	New policy for director compensation (as described in Item 1.01 of the Company's January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.26
Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated June 21, 2007 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007, incorporated herein by this reference).*

10.27	Store Lease with Suburban Management and Related Renewals (Exhibit 10.1 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.28	Store Lease with DMK Associates and Related Renewals (Exhibit 10.2 to the company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.29	Store Lease with DMK Associates and Related Renewals (Exhibit 10.3 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.30	Description of Management Incentive Compensation Plan (Exhibit 10.29 to the Company’s January 30, 2010 Annual Report on Form 10-K/A, incorporated herein by this reference).*

10.31	Purchase Agreement dated October 10, 2010 (Exhibit 10.1 to the Company’s October 12, 2010 Current Report on Form 8-K, incorporated herein by this reference).

10.32	Description of Dollar Tree, Inc. Management Incentive Compensation Plan (Exhibit 10.1 to the Company’s April 30, 2011 Quarterly Report on Form 10-Q, incorporated herein by reference).*

10.33	2011 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.34	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.2 to the Company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.35	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.36	Form of Non-employee Director Option Agreement (Exhibit 10.4 to the company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.37
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

10.39
Accelerated Share Repurchase Program Collared Master Confirmation dated November 21, 2011 (Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, incorporated herein by this reference).

10.40
Accelerated Share Repurchase Program Supplemental Confirmation dated November 21, 2011 (Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, incorporated herein by this reference).

10.41	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.1 to the Company's March 15, 2012 current Report on Form 8-K, incorporated herein by this reference).*

10.42	Form of Restricted Stock Unit Agreement (Exhibit 10.2 to the Company's March 15, 2012 Current Report on Form 8-K, incorporated herein by this reference).*

10.43
Form of change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer (Exhibit 10.2 to the Company's July 28, 2012 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.44
Restricted Stock Unit Agreement dated June 13, 2012 between the Company and Bob Sasser, Chief Executive Officer (Exhibit 10.3 to the Company's July 28, 2012 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

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

DOLLAR TREE, INC.

DATE:	March 15, 2013	By:	/s/ Bob Sasser
Bob Sasser
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 15, 2013

/s/ Bob Sasser
Bob Sasser	Director, President and	March 15, 2013
Chief Executive Officer
(principal executive officer)

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Lead Independent Director	March 15, 2013

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	March 15, 2013

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 15, 2013

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 15, 2013

/s/ H. Ray Compton
H. Ray Compton	Director	March 15, 2013

/s/ Conrad M. Hall		March 15, 2013
Conrad M. Hall	Director

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 15, 2013

/s/ Kevin W. Wampler	Chief Financial Officer
Kevin S. Wampler	(principal financial and	March 15, 2013
accounting officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 15, 2013

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 15, 2013