Form 10-Q
period 2013-05-04
DOLLAR TREE INC
filed 2013-05-23
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2013
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

As of May 17, 2013, there were 223,833,735 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 4,	April 28,
(in millions, except per share data)	2013	2012
Net sales	$1,865.8	$1,723.6
Cost of sales	1,209.8	1,120.9
Gross profit	656.0	602.7
Selling, general and administrative
expenses	439.4	414.7
Operating income	216.6	188.0
Interest expense, net	0.6	0.5
Other (income) expense, net	0.4	(1.1)
Income before income taxes	215.6	188.6
Provision for income taxes	82.1	72.5
Net income	$133.5	$116.1
Basic net income per share	$0.60	$0.50
Diluted net income per share	$0.59	$0.50
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	May 4,	April 28,
(in millions)	2013	2012
Net income	$133.5	$116.1

Foreign currency translation adjustments	(1.7)	2.5

Total comprehensive income	$131.8	$118.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share and per share data)	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$383.3	$399.9	$382.3
Merchandise inventories, net	1,009.5	971.7	875.0
Current deferred tax assets, net	14.5	22.5	17.9
Other current assets	82.5	79.4	29.2
Total current assets	1,489.8	1,473.5	1,304.4
Property, plant and equipment, net	1,018.2	960.7	848.8
Goodwill	172.9	173.3	174.0
Deferred tax assets, net	29.4	28.3	19.2
Other assets, net	101.5	116.2	104.7
TOTAL ASSETS	$2,811.8	$2,752.0	$2,451.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14.3	$14.3	$265.5
Accounts payable	392.6	346.5	319.1
Other current liabilities	184.1	235.8	187.0
Income taxes payable	72.0	79.6	44.4
Total current liabilities	663.0	676.2	816.0
Long-term debt, excluding current portion	257.0	257.0	—
Income taxes payable, long-term	5.2	5.6	15.7
Other liabilities	146.9	145.9	138.8
Total liabilities	1,072.1	1,084.7	970.5
Commitments and contingencies
Shareholders' equity	1,739.7	1,667.3	1,480.6
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,811.8	$2,752.0	$2,451.1

Common Shares outstanding	223.8	224.6	232.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 4,	April 28,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$133.5	$116.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	45.1	41.8
Other non-cash adjustments to net income	23.7	20.9
Changes in operating assets and liabilities	(73.0)	(44.3)
Net cash provided by operating activities	129.3	134.5
Cash flows from investing activities:
Capital expenditures	(103.2)	(65.4)
Proceeds from sale of restricted investments	15.0	—
Net cash used in investing activities	(88.2)	(65.4)
Cash flows from financing activities:
Payments for share repurchases	(68.4)	(4.5)
Proceeds from stock issued pursuant to stock-based
compensation plans	2.0	5.9
Tax benefit of exercises/vesting of stock-based compensation	9.0	23.8
Other	—	(0.2)
Net cash provided by (used in) financing activities	(57.4)	25.0
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Net increase (decrease) in cash and cash equivalents	(16.6)	94.0
Cash and cash equivalents at beginning of period	399.9	288.3
Cash and cash equivalents at end of period	$383.3	$382.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$0.9	$0.6
Income taxes	$74.0	$61.4
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 2, 2013 contained in the Company's Annual Report on Form 10-K filed March 15, 2013. The results of operations for the thirteen weeks ended May 4, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2014.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 4, 2013 and April 28, 2012 and the results of its operations and cash flows for the periods presented. The February 2, 2013 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court claiming that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation. The Court preliminarily allowed nationwide (except California) certification. The Company filed a motion to decertify on February 29, 2012 and that motion was granted on November 2, 2012. The individual claims of the four named plaintiffs proceeded to trial and on March 1, 2013, the jury returned verdicts in all four cases in favor of the Company. The individual claims of the remaining 261 opt-in plaintiffs were dismissed without prejudice and approximately 61 of these plaintiffs have filed individual suits in various federal courts throughout the country. Plaintiffs have appealed the decertification Order and the jury verdicts to the U.S. Court of Appeals for the 11th Circuit.
In April 2011, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by the Company to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation. The Company removed the case to federal court which denied plaintiffs' motion for remand of the case to state court. Discovery in this case is at an early stage. No trial date has been set.

In June 2011, Winn-Dixie Stores, Inc. and various of its affiliates instituted suit in federal court in Florida alleging that the Company, in approximately 48 shopping centers in the state of Florida and five other states where Dollar Tree and Winn-Dixie are both tenants, was selling goods and products in Dollar Tree stores in violation of an exclusive right of Winn-Dixie to sell and distribute such items. It sought both monetary damages and injunctive relief. At approximately the same time, Winn-Dixie also sued Dollar General, Inc. and Big Lots, Inc. making essentially the same allegations against them and seeking the same relief. The Court consolidated the three cases and they proceeded to trial, without a jury, in May of 2012. On August 10, 2012, the Court issued its Findings of Fact and Conclusions of Law. The ruling denied Winn-Dixie's claim for monetary damages, either compensatory or punitive, and, of the original 48 Dollar Tree stores at issue, granted plaintiff's request for injunctive relief with respect to just one store. A final Order incorporating these findings and conclusions was entered and Winn-Dixie has appealed to the U.S. Court of Appeals for the 11th Circuit.

In the summer and fall of 2011, five collective action lawsuits were filed against the Company in federal courts in Georgia, Colorado, Florida, Michigan and Illinois by different assistant store managers, each alleging he or she was forced to work off the clock in violation of the federal Fair Labor Standards Act (FLSA). Plaintiffs also assert various state law claims for which they seek class treatment. The Michigan case is currently stayed. The Florida case has been transferred to the U.S. District Court for the Eastern District of Virginia and has been stayed. The Georgia suit sought statewide class certification. Those state law claims were ultimately dismissed prior to the case also being transferred to the U.S. District Court for the Eastern District of Virginia. The Colorado case is farthest along in terms of litigation. Although the statewide class claims were dismissed, the Court did conditionally certify under the FLSA a class of all assistant store managers who worked for Dollar Tree from July 16, 2008 to the present. Approximately 2,200 plaintiffs have opted-in to the collective action and discovery is on-going. The trial is scheduled to commence in March 2014. The Illinois case, in addition to assistant store managers, also included a putative class of all other hourly store associates and made the same allegations on their behalf. The Illinois case was transferred to the Eastern District of Virginia in June 2012 and the Virginia federal judge ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, did conditionally certify under the FLSA a class of all sales associates who worked for Dollar Tree from October 2, 2009 to the present. Notice to the putative class was issued and approximately 6,280 plaintiffs opted into the case. Certification discovery is under way and no trial date has been set.

In July 2012, a former non-exempt hourly associate who alleges his primary duty was to work the cash register, on behalf of himself and those similarly aggrieved, filed a Complaint under the California Private Attorneys General Act, in a California state court, alleging the Company failed to provide suitable seating as allegedly required by state law. The Company removed the case to federal court and filed its Answer to the Complaint. After discovery and the filing by the Company of its expert witness report, the parties agreed to a settlement in the first quarter of 2013 for an immaterial amount which has been accrued in the accompanying condensed consolidated financial statements.

In July 2012, a former assistant store manager, on behalf of himself and those similarly situated, filed a class action Complaint in a California state court, alleging the Company failed to provide paid, duty-free 10 minute rest breaks to assistant store managers who worked for periods in excess of three and one-half hours. The alleged relevant time period is July 13, 2008 to the present. The Company removed the case to federal court, however, it was remanded to state court when plaintiff indicated the damages sought were less than $5.0 million, the jurisdictional amount under the federal Class Action Fairness Act. No trial date has been set.

In August 2012, two former store managers, under California's Private Attorney General Act, instituted suit in a California state court, on behalf of themselves and others similarly aggrieved in the state of California, alleging they were misclassified by the Company as exempt employees. The Company removed the case to federal court. Discovery has commenced; no trial date has been set.
In February 2013, a former assistant store manager on behalf of himself and those similarly aggrieved filed a representative claim under California's Private Attorney General Act, alleging the Company failed to provide meal and rest periods; failed to pay minimum, regular and overtime wages; failed to maintain accurate time records and wage statements; and failed to pay wages due upon termination of employment. The Company removed the case from a California state court to federal court. Discovery will commence in the near future. No trial date has been set.
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

3. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 4, 2013. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents and restricted investments was $383.3 million and $79.6 million, respectively, at May 4, 2013. These fair values were determined using Level 1 measurements in the fair value hierarchy. The fair value of the diesel fuel swaps as of May 4, 2013 was an asset of $0.2 million and was estimated using Level 2 measurements in the fair value hierarchy which used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying values of the Company's Unsecured Credit Agreement and Demand Revenue Bonds approximate their fair values because their interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). There were no changes in fair value related to these assets during the thirteen weeks ended May 4, 2013.

4. NET INCOME PER SHARE

The following table sets forth the calculations of basic and diluted net income per share:

	13 weeks ended
	May 4,	April 28,
(in millions, except per share data)	2013	2012
Basic net income per share:
Net income	$133.5	$116.1
Weighted average number of shares
outstanding	224.2	231.5
Basic net income per share	$0.60	$0.50
Diluted net income per share:
Net income	$133.5	$116.1
Weighted average number of shares
outstanding	224.2	231.5
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1.0	1.3
Weighted average number of shares and
dilutive potential shares outstanding	225.2	232.8
Diluted net income per share	$0.59	$0.50

For the thirteen weeks ended May 4, 2013 and April 28, 2012, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

5. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $15.6 million and $13.9 million, during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the thirteen weeks ended May 4, 2013. The estimated $24.0 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $3.8 million of expense related to these RSUs during the thirteen weeks ended May 4, 2013.

In the thirteen weeks ended May 4, 2013 the Company granted 0.2 million RSUs with a fair value of $8.7 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2013. If the Company meets these performance targets in fiscal 2013, the RSUs will vest ratably over three years, ending March 22, 2016. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $5.2 million of expense related to these RSUs in the thirteen weeks ended May 4, 2013.

In the thirteen weeks ended May 4, 2013 the Company granted RSUs with a fair value of $1.4 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period b ased on the retirement eligibility of certain grantees. The Company recognized $0.6 million of expense related to these RSUs in the thirteen weeks ended May 4, 2013.

The Company recognized $5.5 million of expense related to RSUs granted prior to fiscal 2013 in the thirteen weeks ended May 4, 2013. For the thirteen weeks ended April 28, 2012, the Company recognized $4.9 million of expense related to these RSUs.

In the thirteen weeks ended May 4, 2013, approximately 1.0 million RSUs vested and approximately 0.6 million shares, net of taxes, were issued. During the thirteen weeks ended April 28, 2012, approximately 1.3 million RSUs vested and approximately 0.8 million shares, net of taxes, were issued.

6. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties. The Company hedged 0.7 million and 1.4 million gallons of diesel fuel in the first quarter of 2013 and 2012, respectively, which represented 19% and 41% of the total domestic truckload fuel needs for these periods. The Company has entered into fuel derivative contracts for 2.2 million gallons of diesel fuel, or approximately 20% of the Company's domestic truckload fuel needs from May 2013 through January 2014. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements. The fair value of these contracts at May 4, 2013 was an asset of $0.2 million.

7. SHAREHOLDERS' EQUITY

The Company repurchased approximately 1.5 million shares of common stock on the open market for approximately $68.4 million during the thirteen weeks ended May 4, 2013. As of May 4, 2013, the Company has $791.3 million remaining under Board repurchase authorization.
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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 15, 2013. Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	Our profitability is vulnerable to cost increases.

•	A downturn in economic conditions could impact our sales.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	Risks associated with our domestic and foreign suppliers from whom our products are sourced could affect our financial performance.

•	We could encounter disruptions in our distribution network or additional costs in distributing merchandise.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors may reduce our sales and profits.

•	A significant disruption in or security breach in our computer systems could adversely affect our operations or our ability to secure customer, employee and company data.

•	Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

•	Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a takeover attempt that may be in a shareholder's best interest.

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

At May 4, 2013; we operated 4,612 stores in 48 states and the District of Columbia, as well as 151 stores in Canada, with a total of 41.2 million selling square feet compared to 4,451 stores with 38.6 million selling square feet at April 28, 2012. During the thirteen weeks ended May 4, 2013, we opened 94 stores, expanded 16 stores and closed 2 stores, compared to 110 stores opened, 44 stores expanded and 10 stores closed during the thirteen weeks ended April 28, 2012. In the thirteen weeks ended May 4, 2013 and April 28, 2012, we added approximately 0.8 million and 1.0 million selling square feet, respectively. The average size of stores opened during the thirteen weeks ended May 4, 2013 was approximately 8,100 selling square feet. We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the thirteen weeks ended May 4, 2013, comparable store net sales increased 2.1% due to increased average ticket and increased customer traffic. We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the thirteen weeks ended May 4, 2013, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores. At May 4, 2013, we had frozen and refrigerated merchandise in approximately 2,780 stores compared to approximately 2,340 stores at April 28, 2012. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,310 qualified stores compared to approximately 3,985 stores at April 28, 2012.

Results of Operations

13 Weeks Ended May 4, 2013 Compared to the 13 Weeks Ended April 28, 2012

Net Sales. Net sales increased 8.3%, or $142.2 million, compared with last year's first quarter resulting from sales in our new stores and a 2.1% increase in comparable store net sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin increased to 35.2% in the current quarter compared to 35.0% in the same quarter last year. Improvement in initial mark-up in many categories and leverage of occupancy and distribution costs resulting from the comparable store sales increase were partially offset by higher shrink costs compared with the first quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the current quarter decreased to 23.6%, as a percentage of net sales, compared to 24.1% for the same period last year. This net decrease was primarily due to the following:

•	Payroll expenses decreased 35 basis points due to lower incentive compensation, improved store labor productivity and the leverage associated with the comparable store sales increase.

•	Store operating costs decreased due to reduced repairs and maintenance expenses.

•	Operating and corporate expenses decreased due to lower advertising and inventory service fees partially offset by increased legal fees.

Operating Income. Operating income for the current quarter was 11.6% as a percentage of net sales compared to 10.9% for the same period last year. This increase is the result of lower selling, general and administrative expenses and higher gross profit margin, as a percentage of net sales, as noted above.

Income Taxes. Our effective tax rate for the thirteen weeks ended May 4, 2013 was 38.1% compared to 38.4% for the thirteen weeks ended April 28, 2012. This decrease is the result of provisions in the American Taxpayer Relief Act that was enacted in January 2013.

Liquidity and Capital Resources

Our business requires capital to open new stores, expand our distribution network and operate our existing business. Our working capital requirements for our existing business are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements, funded our store opening and infrastructure expansion programs and repurchased shares from internally generated funds and borrowings under our credit facilities.

The following table compares cash flow information for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	13 Weeks Ended
	May 4,	April 28,
(in millions)	2013	2012
Net cash provided by (used in):

Operating activities	$129.3	$134.5

Investing activities	(88.2)	(65.4)

Financing activities	(57.4)	25.0

Net cash provided by operating activities decreased $5.2 million due primarily to an increase in cash used for inventory and compensation and benefits partially offset by increased earnings before depreciation and amortization and increases in accounts payable and income taxes payable.

Net cash used in investing activities increased $22.8 million due to increased capital expenditures offset slightly by a reduction in restricted cash requirements. Capital expenditures increased due to the construction of our new distribution center in Windsor, CT and the expansion of our distribution centers in San Bernardino, CA and Marietta, OK.

Net cash provided by financing activities decreased $82.4 million compared with the prior year, primarily due to increased share repurchases in the current year and lower tax benefits related to equity compensation.

At May 4, 2013, we had $250.0 million outstanding under the $750.0 million Unsecured Credit Agreement. We also have $110.0 million and $100.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $137.8 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 4, 2013.

We repurchased 1.5 million and 0.1 million shares of common stock for $68.4 million and $4.5 million during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. As of May 4, 2013, we had $791.3 million remaining under Board repurchase authorization.

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
Diesel Fuel Cost Risk
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We hedged 0.7 million and 1.4 million gallons of diesel fuel in the first quarter of 2013 and 2012, respectively.  These hedges represented approximately 19% and 41% of our total domestic truckload fuel needs in the first quarter of 2013 and 2012, respectively.  We currently have fuel derivative contracts to hedge 2.2 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from May 2013 through January 2014.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts at May 4, 2013 was an asset of $0.2 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 4, 2013, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS.

From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•employment-related matters;

•infringement of intellectual property rights;

•personal injury/wrongful death claims;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission or other jurisdictions; and

•real estate matters related to store leases.

In addition, we are defendants in several class or collective action lawsuits. For a discussion of these lawsuits, please refer to “Note 2. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 1A.  RISK FACTORS.

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2013.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents our share repurchase activity for the thirteen weeks ended May 4, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
February 3, 2013 to March 2, 2013	—	$—	—	$859.8
March 3, 2013 to April 6, 2013	1,139,379	45.18	1,139,379	808.3
April 7, 2013 to May 4, 2013	364,478	46.55	364,478	791.3
Total	1,503,857	$45.51	1,503,857	$791.3

As of May 4, 2013, we had approximately $791.3 million remaining under Board repurchase authorization.
Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
Item 4.  MINE SAFETY DISCLOSURES.
None.
Item 5.  OTHER INFORMATION.
None.

Item 6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company's June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company's June 17, 2010 Current report on Form 8-K, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company's March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.1	Form of Change in Control Retention Agreement between the Company and James A. Paisley, Chief Information Officer (filed herewith)

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	May 23, 2013	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)