Form 10-Q
period 2013-08-03
DOLLAR TREE INC
filed 2013-08-22
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2013
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

As of August 16, 2013, there were 223,007,477 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 28,	August 3,	July 28,
(in millions, except per share data)	2013	2012	2013	2012
Net sales	$1,854.9	$1,704.6	$3,720.7	$3,428.2
Cost of sales	1,206.2	1,105.0	2,416.0	2,225.9
Gross profit	648.7	599.6	1,304.7	1,202.3
Selling, general and administrative
expenses	447.4	415.2	886.9	829.9
Operating income	201.3	184.4	417.8	372.4
Interest expense, net	0.7	1.1	1.3	1.6
Other (income) expense, net	(0.2)	—	0.2	(1.1)
Income before income taxes	200.8	183.3	416.3	371.9
Provision for income taxes	76.1	64.1	158.1	136.6
Net income	$124.7	$119.2	$258.2	$235.3
Basic net income per share	$0.56	$0.52	$1.15	$1.02
Diluted net income per share	$0.56	$0.51	$1.15	$1.01
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 28,	August 3,	July 28,
(in millions)	2013	2012	2013	2012
Net income	$124.7	$119.2	$258.2	$235.3

Foreign currency translation adjustments	(4.6)	(5.0)	(6.3)	(2.5)

Total comprehensive income	$120.1	$114.2	$251.9	$232.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$413.7	$399.9	$379.8
Merchandise inventories, net	1,018.3	971.7	891.7
Current deferred tax assets, net	16.7	22.5	18.7
Other current assets	84.5	79.4	31.4
Total current assets	1,533.2	1,473.5	1,321.6
Property, plant and equipment, net	1,066.5	960.7	879.8
Goodwill	171.7	173.3	173.1
Deferred tax assets, net	35.4	28.3	23.8
Other assets, net	101.5	116.2	101.4
TOTAL ASSETS	$2,908.3	$2,752.0	$2,499.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12.8	$14.3	$14.3
Accounts payable	418.8	346.5	352.4
Other current liabilities	221.8	235.8	192.3
Income taxes payable	18.4	79.6	21.8
Total current liabilities	671.8	676.2	580.8
Long-term debt, excluding current portion	257.0	257.0	250.0
Income taxes payable, long-term	5.6	5.6	4.2
Other liabilities	148.0	145.9	141.7
Total liabilities	1,082.4	1,084.7	976.7
Commitments and contingencies
Shareholders' equity	1,825.9	1,667.3	1,523.0
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,908.3	$2,752.0	$2,499.7

Common shares outstanding	223.0	224.6	230.4
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 3,	July 28,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$258.2	$235.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	91.7	84.8
Other non-cash adjustments to net income	23.2	24.0
Changes in operating assets and liabilities	(72.8)	(64.3)
Net cash provided by operating activities	300.3	279.8
Cash flows from investing activities:
Capital expenditures	(199.6)	(140.1)
Proceeds from sale of restricted investments	15.0	—
Other	(0.3)	(0.3)
Net cash used in investing activities	(184.9)	(140.4)
Cash flows from financing activities:
Principal payments under long-term debt	(1.5)	(1.2)
Payments for share repurchases	(112.1)	(76.5)
Proceeds from stock issued pursuant to stock-based
compensation plans	3.5	7.3
Tax benefit of exercises/vesting of stock-based compensation	9.6	24.3
Other	—	(0.2)
Net cash used in financing activities	(100.5)	(46.3)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.6)
Net increase in cash and cash equivalents	13.8	91.5
Cash and cash equivalents at beginning of period	399.9	288.3
Cash and cash equivalents at end of period	$413.7	$379.8
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1.9	$1.3
Income taxes	$211.4	$160.4
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 2, 2013 contained in the Company's Annual Report on Form 10-K filed March 15, 2013. The results of operations for the 13 and 26 weeks ended August 3, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2014.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of August 3, 2013 and July 28, 2012 and the results of its operations and cash flows for the periods presented. The February 2, 2013 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. LITIGATION MATTERS

In 2006, a former store manager filed a collective action against the Company in Alabama federal court claiming that she and other store managers should have been classified as non-exempt employees under the Fair Labor Standards Act and received overtime compensation. The Court preliminarily allowed nationwide (except California) certification, however granted the Company's motion to decertify on November 2, 2012. The individual claims of the four named plaintiffs proceeded to trial and on March 1, 2013, the jury returned verdicts in all four cases in favor of the Company. The individual claims of the remaining 261 opt-in plaintiffs were dismissed without prejudice and approximately 61 of these plaintiffs filed individual suits in various federal courts throughout the country. Plaintiffs appealed the decertification Order and the jury verdicts to the U.S. Court of Appeals for the 11th Circuit. Thereafter the appeal was dismissed and all of the cases of the individual plaintiffs were resolved for immaterial amounts which are included in the accompanying condensed consolidated financial statements.
In April 2011, a former assistant store manager, on behalf of himself and those similarly situated, instituted a class action in a California state court primarily alleging a failure by the Company to provide meal breaks, to compensate for all hours worked, and to pay overtime compensation. The Company removed the case to federal court which denied plaintiffs' motion for remand of the case to state court. Discovery is ongoing. No trial date has been set.

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

In the summer of 2011, a collective action lawsuit was filed against the Company in federal court in Illinois by an assistant store manager and other hourly associate, each alleging she was forced to work off the clock in violation of the federal Fair Labor Standards Act (FLSA). The case was transferred to the Eastern District of Virginia in June 2012 and the Virginia federal judge ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, did conditionally certify under the FLSA a class of all hourly sales associates who worked for Dollar Tree from October 2, 2009 to the present. Notice to the putative class was issued and approximately 6,280 plaintiffs opted into the case. Phase I certification discovery is complete and certification briefing begins in September 2013. No trial date has been set. Four other FLSA collective action lawsuits were filed against the Company in federal courts in Georgia, Colorado, Florida and Michigan alleging essentially the same claims. These cases have been resolved, pending court approval, for immaterial amounts which are included in the accompanying condensed consolidated financial statements.

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

In August 2012, two former store managers, under California's Private Attorney General Act (PAGA), instituted suit in a California state court, on behalf of themselves and others similarly aggrieved in the state of California, alleging they were misclassified by the Company as exempt employees. The Company removed the case to federal court. Discovery is complete and the Company's Motions for Summary Judgment and to Dismiss under PAGA have been filed but not ruled upon. The case is scheduled for trial in November 2013.
In February 2013, a former assistant store manager on behalf of himself and those similarly aggrieved filed a representative claim under California's Private Attorney General Act, alleging the Company failed to provide meal and rest periods; failed to pay minimum, regular and overtime wages; failed to maintain accurate time records and wage statements; and failed to pay wages due upon termination of employment. The Company removed the case from a California state court to federal court. Discovery has commenced and no trial date has been set.
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

3. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 3, 2013. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents and restricted investments was $413.7 million and $79.6 million, respectively, at August 3, 2013. These fair values were determined using Level 1 measurements in the fair value hierarchy. The fair value of the diesel fuel swaps as of August 3, 2013 was an asset of $0.4 million and was estimated using Level 2 measurements in the fair value hierarchy which used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying values of the Company's Unsecured Credit Agreement and Demand Revenue Bonds approximate their fair values because their interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). There were no changes in fair value related to these assets during the 13 or 26 weeks ended August 3, 2013.

4. NET INCOME PER SHARE

The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	August 3,	July 28,	August 3,	July 28,
(in millions, except per share data)	2013	2012	2013	2012
Basic net income per share:
Net income	$124.7	$119.2	$258.2	$235.3
Weighted average number of shares
outstanding	223.4	231.3	223.8	231.4
Basic net income per share	$0.56	$0.52	$1.15	$1.02
Diluted net income per share:
Net income	$124.7	$119.2	258.2	235.3
Weighted average number of shares
outstanding	223.4	231.3	223.8	231.4
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.9	1.3	1.0	1.3
Weighted average number of shares and
dilutive potential shares outstanding	224.3	232.6	224.8	232.7
Diluted net income per share	$0.56	$0.51	$1.15	$1.01

For the 13 and 26 weeks ended August 3, 2013 and July 28, 2012, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

5. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $7.2 million and $22.8 million during the 13 and 26 weeks ended August 3, 2013, respectively. Stock based compensation expense was $7.2 million and $21.1 million during the 13 and 26 weeks ended July 28, 2012, respectively.

The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 26 weeks ended August 3, 2013. The estimated $24.8 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $2.3 million and $6.1 million of expense related to these RSUs during the 13 and 26 weeks ended August 3, 2013.

In the 26 weeks ended August 3, 2013 the Company granted 0.2 million RSUs with a fair value of $9.6 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2013. If the Company meets these performance targets in fiscal 2013, the RSUs will vest ratably over three years, ending March 22, 2016. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.4 million and $5.6 million of expense related to these RSUs in the 13 and 26 weeks ended August 3, 2013.

In the 26 weeks ended August 3, 2013 the Company granted RSUs with a fair value of $1.6 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.1 million and $0.7 million of expense related to these RSUs in the 13 and 26 weeks ended August 3, 2013.

The Company recognized $4.2 million and $9.7 million of expense, respectively, related to RSUs granted prior to fiscal 2013 in the 13 and 26 weeks ended August 3, 2013. For the 13 and 26 weeks ended July 28, 2012, the Company recognized $4.1 million and $9.0 million of expense related to these RSUs.

In the 26 weeks ended August 3, 2013, approximately 1.0 million RSUs vested and approximately 0.6 million shares, net of taxes, were issued. During the 26 weeks ended July 28, 2012, approximately 1.3 million RSUs vested and approximately 0.8 million shares, net of taxes, were issued. Less than 0.1 million RSUs vested in the 13 weeks ended August 3, 2013 and July 28, 2012.

6. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties. The Company has entered into fuel derivative contracts for 1.4 million gallons of diesel fuel, or approximately 20% of the Company's domestic truckload fuel needs from August 2013 through January 2014. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements. The fair value of these contracts at August 3, 2013 was an asset of $0.4 million.

7. SHAREHOLDERS' EQUITY

Share Repurchase Program
The Company repurchased approximately 0.9 million shares and 2.4 million shares of common stock on the open market for approximately $43.7 million and $112.1 million during the 13 and 26 weeks ended August 3, 2013, respectively. As of August 3, 2013, the Company has $747.7 million remaining under Board repurchase authorization.

Share Authorization
On June 20, 2013, the shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of the Company’s common stock from four hundred million to six hundred million shares.

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

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements; and,

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China.

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

At August 3, 2013, we operated 4,682 stores in 48 states and the District of Columbia, as well as 160 stores in Canada, with a total of 41.9 million selling square feet compared to 4,523 stores with 39.2 million selling square feet at July 28, 2012. During the 26 weeks ended August 3, 2013, we opened 175 stores, expanded 48 stores and closed 4 stores, compared to 187 stores opened, 65 stores expanded and 15 stores closed during the 26 weeks ended July 28, 2012. In the 26 weeks ended August 3, 2013 and July 28, 2012, we added approximately 1.5 million and 1.7 million selling square feet, respectively. The average size of stores opened during the 26 weeks ended August 3, 2013 was approximately 8,000 selling square feet. We believe that this size store is in the range of our optimal size operationally and that this size also gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 26 weeks ended August 3, 2013, comparable store net sales increased 3.7% and 2.8% due to increased customer traffic and average ticket. We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 and 26 weeks ended August 3, 2013, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores. At August 3, 2013, we had frozen and refrigerated merchandise in approximately 2,990 stores compared to approximately 2,400 stores at July 28, 2012. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,430 qualified stores compared to approximately 4,060 stores at July 28, 2012.

Results of Operations

13 Weeks Ended August 3, 2013 Compared to the 13 Weeks Ended July 28, 2012

Net Sales. Net sales increased 8.8%, or $150.3 million, compared with last year's second quarter resulting from sales in our new stores and a 3.7% increase in comparable store net sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 35.0% in the current quarter compared to 35.2% in the same quarter last year. Higher distribution and shrink costs were partially offset by improvement in initial merchandise mark-up in many categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the current quarter decreased to 24.1%, as a percentage of net sales, compared to 24.4% for the same period last year. This net decrease was primarily due to the following:

•	Operating and corporate expenses decreased due to lower inventory service fees and insurance expenses partially offset by increased legal fees.

•	Payroll expenses decreased due to leverage associated with the comparable store sales increase partially offset by higher workers' compensation and health care costs.

Operating Income. Operating income for the current quarter was 10.9% as a percentage of net sales compared to 10.8% for the same period last year. This increase is the result of lower selling, general and administrative expenses partially offset by lower gross profit margin, as a percentage of net sales, as noted above.

Income Taxes. Our effective tax rate for the 13 weeks ended August 3, 2013 was 37.9% compared to 35.0% for the 13 weeks ended July 28, 2012. This increase is the result of statute expirations and the settlement of state tax audits in the same period last year.

26 Weeks Ended August 3, 2013 Compared to the 26 Weeks Ended July 28, 2012

Net Sales. Net sales increased 8.5%, or $292.5 million, over the same period last year resulting from sales in our new stores and a 2.8% increase in comparable store net sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin for the 26 weeks ended August 3, 2013 remained at 35.1%, as a percentage of sales, compared to the same period last year. Improved initial merchandise mark-up was offset by higher shrink costs.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the 26 weeks ended August 3, 2013 decreased to 23.8%, as a percentage of net sales, compared to 24.2% for the same period last year. This net decrease was primarily due to the following:

•	Payroll expenses, store operating costs and depreciation expenses decreased as a percentage of sales due to the leverage associated with the comparable store sales increase.

•	Operating and corporate expenses also decreased due to lower inventory service fees partially offset by increased legal fees.

Operating Income. Operating income for the 26 weeks ended August 3, 2013 was 11.2% as a percentage of net sales compared to 10.9% for the same period last year. This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, as noted above.

Income Taxes. Our effective tax rate for the 26 weeks ended August 3, 2013 was 38.0% compared to 36.7% for the 26 weeks ended July 28, 2012. This increase is the result of statute expirations and the settlement of state tax audits in the same period last year.

Liquidity and Capital Resources

Our business requires capital to open new stores, expand our distribution network and operate our existing business. Our working capital requirements for our existing business are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements, funded our store opening and infrastructure expansion programs and repurchased shares from internally generated funds and borrowings under our credit facility.

The following table compares cash flow information for the 26 weeks ended August 3, 2013 and July 28, 2012:

	26 Weeks Ended
	August 3,	July 28,
(in millions)	2013	2012
Net cash provided by (used in):

Operating activities	$300.3	$279.8

Investing activities	(184.9)	(140.4)

Financing activities	(100.5)	(46.3)

Net cash provided by operating activities increased $20.5 million due primarily to increased earnings before depreciation and amortization, an increase in accounts payable and a lower decrease in accrued expenses partially offset by an increase in cash used for inventory and lower income taxes payable.

Net cash used in investing activities increased $44.5 million due to increased capital expenditures offset slightly by a reduction in restricted cash requirements. Capital expenditures increased due to the construction of our new distribution center in Windsor, CT and the expansion of our distribution centers in Marietta, OK and San Bernardino, CA.

Net cash used in financing activities increased $54.2 million compared with the prior year, primarily due to increased share repurchases in the current year and lower tax benefits related to equity compensation.

At August 3, 2013, our total borrowings were $269.8 million and we had $487.1 million available under our Unsecured Credit Agreement. We also have $250.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $201.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 3, 2013.

We repurchased 2.4 million and 1.7 million shares of common stock for $112.1 million and $85.5 million during the 26 weeks ended August 3, 2013 and July 28, 2012, respectively. As of August 3, 2013, we had $747.7 million remaining under Board repurchase authorization.

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

Diesel Fuel Cost Risk

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for 1.4 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from August 2013 through January 2014.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other (income) expense, net" on the condensed consolidated income statements. The fair value of these contracts at August 3, 2013 was an asset of $0.4 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 3, 2013, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents our share repurchase activity for the 13 weeks ended August 3, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
May 5, 2013 to June 1, 2013	100,000	$49.12	100,000	$786.4
June 2, 2013 to July 6, 2013	785,583	49.36	785,583	747.7
July 7, 2013 to August 3, 2013	—	—	—	747.7
Total	885,583	$49.33	885,583	$747.7

As of August 3, 2013, we had approximately $747.7 million remaining under Board repurchase authorization.
Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
Item 4.  MINE SAFETY DISCLOSURES.
None.
Item 5.  OTHER INFORMATION.
None.

Item 6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 20, 2013) (Exhibit 3.1 to the Company's June 20, 2013 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company's June 17, 2010 Current report on Form 8-K, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company's March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

10.1	Form of Change in Control Retention Agreement between the Company and Mike R. Matacunas, Chief Administrative Officer (filed herewith)*

10.2	Form of Change in Control Retention Agreement between the Company and William A. Old, Jr, Chief Legal Officer and Corporate Secretary (filed herewith)*

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	August 22, 2013	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)