Form 10-Q
period 2013-11-02
DOLLAR TREE INC
filed 2013-11-21
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2013
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

As of November 15, 2013, there were 208,093,996 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
(in millions, except per share data)	2013	2012	2013	2012
Net sales	$1,884.7	$1,720.5	$5,605.4	$5,148.7
Cost of sales	1,224.8	1,120.9	3,640.8	3,346.8
Gross profit	659.9	599.6	1,964.6	1,801.9
Selling, general and administrative
expenses	455.6	415.4	1,342.5	1,245.3
Operating income	204.3	184.2	622.1	556.6
Interest expense, net	5.2	0.8	6.4	2.4
Other (income) expense, net	0.3	(60.7)	0.5	(61.8)
Income before income taxes	198.8	244.1	615.2	616.0
Provision for income taxes	73.4	88.7	231.6	225.3
Net income	$125.4	$155.4	$383.6	$390.7
Basic net income per share	$0.58	$0.68	$1.73	$1.70
Diluted net income per share	$0.58	$0.68	$1.73	$1.69
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
(in millions)	2013	2012	2013	2012
Net income	$125.4	$155.4	$383.6	$390.7

Foreign currency translation adjustments	(0.6)	1.7	(6.9)	(0.9)

Total comprehensive income	$124.8	$157.1	$376.7	$389.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$147.1	$399.9	$222.4
Merchandise inventories, net	1,237.4	971.7	1,133.2
Current deferred tax assets, net	20.0	22.5	21.8
Other current assets	83.3	79.4	31.1
Total current assets	1,487.8	1,473.5	1,408.5
Property, plant and equipment, net	1,101.9	960.7	932.4
Goodwill	171.6	173.3	173.3
Deferred tax assets, net	23.3	28.3	19.4
Other assets, net	98.2	116.2	105.7
TOTAL ASSETS	$2,882.8	$2,752.0	$2,639.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12.8	$14.3	$14.3
Accounts payable	526.4	346.5	420.0
Other current liabilities	227.6	235.8	232.4
Income taxes payable	—	79.6	34.3
Total current liabilities	766.8	676.2	701.0
Long-term debt, excluding current portion	1,007.0	257.0	250.0
Income taxes payable, long-term	5.3	5.6	5.1
Other liabilities	144.7	145.9	144.3
Total liabilities	1,923.8	1,084.7	1,100.4
Commitments and contingencies
Shareholders' equity	959.0	1,667.3	1,538.9
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,882.8	$2,752.0	$2,639.3

Common shares outstanding	208.1	224.6	227.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	November 2,	October 27,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$383.6	$390.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	140.3	128.4
Gain on sale of investment in Ollie's Holdings, Inc.	—	(60.8)
Other non-cash adjustments to net income	39.5	33.2
Changes in operating assets and liabilities	(196.7)	(178.1)
Net cash provided by operating activities	366.7	313.4
Cash flows from investing activities:
Capital expenditures	(284.1)	(236.7)
Proceeds from sale of Ollie's investment	—	62.3
Proceeds from sale of restricted investments	15.0	—
Other	(0.3)	(0.3)
Net cash used in investing activities	(269.4)	(174.7)
Cash flows from financing activities:
Payments under long-term debt	(21.5)	(1.2)
Proceeds from long-term debt	770.0	—
Payments for share repurchases	(1,112.1)	(235.3)
Proceeds from stock issued pursuant to stock-based
compensation plans	5.0	8.8
Tax benefit of exercises/vesting of stock-based compensation	9.6	24.5
Other	—	(0.2)
Net cash used in financing activities	(349.0)	(203.4)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.2)
Net decrease in cash and cash equivalents	(252.8)	(65.9)
Cash and cash equivalents at beginning of period	399.9	288.3
Cash and cash equivalents at end of period	$147.1	$222.4
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2.8	$2.4
Income taxes	$296.9	$232.6
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 2, 2013 contained in the Company's Annual Report on Form 10-K filed March 15, 2013. The results of operations for the 13 and 39 weeks ended November 2, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2014.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of November 2, 2013 and October 27, 2012 and the results of its operations and cash flows for the periods presented. The February 2, 2013 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. LONG-TERM DEBT

The Company entered into a Note Purchase Agreement on September 16, 2013 with institutional accredited investors in which the Company issued and sold $750.0 million of senior notes (the "Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes consist of three tranches: $300.0 million of 4.03% Senior Notes due September 16, 2020; $350.0 million of 4.63% Senior Notes due September 16, 2023; and $100.0 million of 4.78% Senior Notes due September 16, 2025. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2014. The Notes are unsecured and rank pari passu in right of repayment with the Company's other senior unsecured indebtedness. The Company may prepay some or all of the Notes at any time in an amount not less than 5% of the original aggregate principal amount of the Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount. In the event of a change in control (as defined in the Note Purchase Agreement), the Company may be required to prepay the Notes. The Note Purchase Agreement contains customary affirmative and restrictive covenants. The Company used the net proceeds of the Notes to finance share repurchases.
On September 16, 2013, the Company amended its Unsecured Credit Agreement to enable the issuance of the Notes.

3. LITIGATION MATTERS

A collective action was filed against the Company in federal court in Alabama claiming that store managers should have been classified as non-exempt employees under the federal Fair Labor Standards Act (FLSA). The Court granted the Company's motion to decertify in 2012. The individual claims of the four named plaintiffs proceeded to trial and on March 1, 2013, the jury returned verdicts in all four cases in favor of the Company. Sixty-one other plaintiffs filed individual suits in various federal courts throughout the country. All of these cases have now been resolved for immaterial amounts.

In April 2011, a putative class action was filed in federal court in California alleging, among other things, a failure by the Company to provide uninterrupted meal periods, to compensate for all hours worked, and to pay overtime compensation for assistant store managers. Discovery is ongoing. No trial date has been set.

Winn-Dixie Stores instituted suit in federal court in Florida alleging that the Company sold products in 48 stores in violation of a lease exclusive. In August 2012, the Court denied Winn-Dixie's claim for damages and granted Winn Dixie’s request for injunctive relief with respect to just one store. Winn-Dixie appealed to the U.S. Court of Appeals for the 11th Circuit and oral argument is scheduled for January 2014.

A supermarket filed a lease exclusive case and a companion unfair competition case against the Company in a Pennsylvania state court. Discovery has closed in the first of these actions, and trial will occur in 2014. The related unfair competition case is in its early stages and no discovery has commenced.

A supermarket filed a lease exclusive case against the Company in Pennsylvania state court. After a trial on liability issues only, a jury determined that the Company violated the supermarket's lease exclusive. The Company plans to appeal and strongly disagrees with this verdict. A trial on damages will be held in 2014. Plaintiff's experts assert that plaintiff's damages are approximately $6.2 million. Defendant's experts contend there were no damages suffered as a result of the Company’s alleged conduct and that any damages sought cannot be reasonably proved.

In 2011, a collective action was filed against the Company by an assistant store manager and an hourly associate, alleging they were forced to work off the clock in violation of the FLSA and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, conditionally certified an opt-in collective action under the FLSA on behalf of all hourly sales associates who worked for the Company from October 2, 2009 to the present. Approximately 6,280 plaintiffs opted into the case. The Company's motion to decertify the collective action is expected to be decided by the court in late 2013 or 2014.

Four other FLSA putative collective action lawsuits were filed against the Company in federal courts in Georgia, Colorado, Florida and Michigan alleging essentially the same claims on behalf of assistant store managers. A collective action was conditionally certified in one case in federal court in Colorado, and about 2,000 plaintiffs opted in, but the Court decertified the case in August 2013. These cases have been resolved, pending court approval, for immaterial amounts. A similar case in Maryland has been dismissed. Several similar individual claims have also been resolved, pending court approval, for immaterial amounts.

In 2012, a former assistant store manager, on behalf of himself and those alleged to be similarly situated, filed a putative class action in a California state court, alleging the Company failed to provide rest breaks to assistant store managers. The alleged time period is July 13, 2008 to the present. Discovery is ongoing. No trial date has been set.

In 2012, two former store managers, under California's Labor Code and Private Attorney General Act (PAGA), instituted suit now pending in the federal court in California on behalf of themselves and others alleged to be similarly aggrieved in the state of California, alleging they were misclassified by the Company as exempt employees. The Company settled with one plaintiff for an immaterial amount. The remaining individual case was tried in November 2013, with a decision expected before 2014.

In 2013, a former assistant store manager on behalf of himself and others alleged to be similarly aggrieved filed a representative PAGA claim under California law currently pending in federal court in California. The suit alleges that the Company failed to provide uninterrupted meal periods and rest breaks; failed to pay minimum, regular and overtime wages; failed to maintain accurate time records and wage statements; and failed to pay wages due upon termination of employment. Discovery has not commenced and no trial date has been set.

In September 2013, district attorneys in California initiated an investigation of whether the Company properly disposed of certain damaged retail products under Federal and California state environmental law, primarily the Resource Conservation and Recovery Act. This matter is in early stages of investigation.

The Company will vigorously defend itself in these matters. The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these lawsuits will not have a material effect on its results of operations for the period in which they are resolved. Based on the information available to the Company, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, the Company is unable to express an opinion as to the outcome of those matters which are not settled and cannot estimate a potential range of loss except as specified above. When a range is expressed above, the Company is currently unable to determine the probability of loss within that range.

4. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 2, 2013. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents and restricted investments was $147.1 million and $79.1 million, respectively, at November 2, 2013. These fair values were determined using Level 1 measurements in the fair value hierarchy. The fair value of the diesel fuel swaps as of November 2, 2013 was immaterial and was estimated using Level 2 measurements in the fair value hierarchy which used discounted cash flow calculations based upon diesel fuel cost curves.

The carrying values of the Company's Notes, Unsecured Credit Agreement and Demand Revenue Bonds approximate their fair values because their interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no changes in fair value related to these assets during the 13 or 39 weeks ended November 2, 2013.

5. NET INCOME PER SHARE

The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	November 2,	October 27,	November 2,	October 27,
(in millions, except per share data)	2013	2012	2013	2012
Basic net income per share:
Net income	$125.4	$155.4	$383.6	$390.7
Weighted average number of shares
outstanding	216.6	228.8	221.4	230.5
Basic net income per share	$0.58	$0.68	$1.73	$1.70
Diluted net income per share:
Net income	$125.4	$155.4	$383.6	$390.7
Weighted average number of shares
outstanding	216.6	228.8	221.4	230.5
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1.0	1.2	1.0	1.3
Weighted average number of shares and
dilutive potential shares outstanding	217.6	230.0	222.4	231.8
Diluted net income per share	$0.58	$0.68	$1.73	$1.69

For the 13 and 39 weeks ended November 2, 2013 and October 27, 2012, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

6. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $6.8 million and $29.6 million during the 13 and 39 weeks ended November 2, 2013, respectively. Stock based compensation expense was $7.0 million and $28.1 million during the 13 and 39 weeks ended October 27, 2012, respectively.

The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 39 weeks ended November 2, 2013. The estimated $24.6 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $1.8 million and $8.6 million of expense related to these RSUs during the 13 and 39 weeks ended November 2, 2013, respectively.

In the 39 weeks ended November 2, 2013 the Company granted 0.2 million RSUs with a fair value of $9.9 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2013. If the Company meets these performance targets in fiscal 2013, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.4 million and $6.0 million of expense related to these RSUs in the 13 and 39 weeks ended November 2, 2013, respectively.

In the 39 weeks ended November 2, 2013 the Company granted RSUs with a fair value of $1.7 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.1 million and $0.8 million of expense related to these RSUs in the 13 and 39 weeks ended November 2, 2013, respectively.

The Company recognized $4.0 million and $13.1 million of expense, respectively, related to RSUs granted prior to fiscal 2013 in the 13 and 39 weeks ended November 2, 2013. For the 13 and 39 weeks ended October 27, 2012, the Company recognized $3.8 million and $12.5 million of expense, respectively, related to these RSUs.

In the 39 weeks ended November 2, 2013, approximately 1.0 million RSUs vested and approximately 0.6 million shares, net of taxes, were issued. During the 39 weeks ended October 27, 2012, approximately 1.3 million RSUs vested and approximately 0.8 million shares, net of taxes, were issued. Less than 0.1 million RSUs vested in the 13 weeks ended November 2, 2013 and October 27, 2012.

7. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties. The Company has entered into fuel derivative contracts for 0.7 million gallons of diesel fuel, or approximately 20% of the Company's domestic truckload fuel needs from November 2013 through January 2014. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements.

8. SHAREHOLDERS' EQUITY

Share Repurchase Program
On September 17, 2013, the Company entered into two $500.0 million variable maturity accelerated share repurchase agreements to repurchase $1.0 billion of the Company’s common shares in the aggregate. One agreement is collared and the other is uncollared.

The number of shares to be received by the Company under the collared agreement is determined based on the weighted average market price of the Company’s common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares.  Under this agreement, the Company initially received 4.5 million shares through October 5, 2013. The Company received an additional 3.3 million shares through November 2, 2013 for a total of 7.8 million shares received during the 13 weeks ended November 2, 2013. This represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar".

The number of shares to be received by the Company under the uncollared agreement is determined based on the weighted average market price of the Company's common stock, less a discount, during a calculation period ending on or before June 2014. The Company received an initial delivery of 7.2 million shares during the 13 weeks ended November 2, 2013. If the actual number of shares to be repurchased under the agreement exceeds the number of shares initially delivered, the Company will receive the excess shares at the end of the calculation period. If the number of shares initially delivered exceeds the actual number of shares to be repurchased, the Company will pay or deliver an amount equal to that excess in either cash or shares at the Company's election.

During the 39 weeks ended November 2, 2013, the Company repurchased approximately 2.4 million shares of common stock on the open market for approximately $112.1 million. During the 13 weeks ended November 2, 2013 the Company did not repurchase any shares of common stock on the open market.

In September 2013, the Company's Board of Directors authorized the repurchase of $2.0 billion of its common stock. The authorization replaces all previously announced share repurchase authorizations. As of November 2, 2013, the Company has $1.0 billion remaining under Board repurchase authorization.

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

•
the possible effect of the economic downturn, inflation and other economic changes on our costs and profitability, including future changes in domestic and foreign freight costs, shipping rates, fuel costs and wage and benefit costs;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	the number of shares we may receive in the future from accelerated share repurchase agreements; and,

•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China.

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

At November 2, 2013, we operated 4,777 stores in 48 states and the District of Columbia, as well as 176 stores in Canada, with a total of 42.9 million selling square feet compared to 4,630 stores with 40.1 million selling square feet at October 27, 2012. During the 39 weeks ended November 2, 2013, we opened 292 stores, expanded 67 stores and closed 10 stores, compared to 298 stores opened, 81 stores expanded and 19 stores closed during the 39 weeks ended October 27, 2012. In the 39 weeks ended November 2, 2013 and October 27, 2012, we added approximately 2.5 million and 2.7 million selling square feet, respectively. The average size of stores opened during the 39 weeks ended November 2, 2013 was approximately 8,000 selling square feet. We believe that this size store is in the range of our optimal size operationally and gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 39 weeks ended November 2, 2013, comparable store net sales increased 3.1% and 2.9%, respectively, primarily due to increased customer traffic. We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 and 39 weeks ended November 2, 2013, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores. At November 2, 2013, we had frozen and refrigerated merchandise in approximately 3,110 stores compared to approximately 2,470 stores at October 27, 2012. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,560 qualified stores compared to approximately 4,150 stores at October 27, 2012. SNAP benefits will be lower for recipients after November 1, 2013; however, we do not expect the effect on our sales to be material.

Results of Operations

13 Weeks Ended November 2, 2013 Compared to the 13 Weeks Ended October 27, 2012

Net Sales. Net sales increased 9.5%, or $164.2 million, compared with last year's third quarter resulting from sales in our new stores and a 3.1% increase in comparable store net sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin increased to 35.0% in the current quarter from 34.9% in the same quarter last year. Improvement in initial merchandise mark-up in many categories and lower occupancy costs were partially offset by higher distribution costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the current quarter remained at 24.2%, as a percentage of net sales, compared to the same period last year. This was the result of the net of the following:

•	Payroll expenses decreased 30 basis points due to lower field management and store hourly payroll partially offset by an increase in health care costs.

•	Operating and corporate expenses increased 30 basis points due primarily to a favorable legal settlement in the prior year.

Operating Income. Operating income for the current quarter was 10.8% as a percentage of net sales compared to 10.7% for the same period last year. This increase is the result of higher gross profit margin, as a percentage of net sales, as noted above.

Interest expense, net. Interest expense, net was $5.2 million compared to $0.8 million in the prior year due to interest expense related to the $750.0 million of senior notes issued in September 2013.

Other (income) expense, net. Other (income) expense, net was $0.3 million compared with ($60.7) million in the prior year due to a $60.8 million gain on the sale of our investment in Ollie's Holdings, Inc. in 2012.

Income Taxes. Our effective tax rate for the 13 weeks ended November 2, 2013 was 36.9% compared to 36.3% for the 13 weeks ended October 27, 2012. This increase is the result of a favorable tax rate on the gain from the sale of our investment in Ollie Holdings, Inc. in 2012.

39 Weeks Ended November 2, 2013 Compared to the 39 Weeks Ended October 27, 2012

Net Sales. Net sales increased 8.9%, or $456.7 million, over the same period last year resulting from sales in our new stores and a 2.9% increase in comparable store net sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin for the 39 weeks ended November 2, 2013 remained at 35.0%, as a percentage of sales, compared to the same period last year. Improved initial merchandise mark-up was offset by higher shrink costs.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the 39 weeks ended November 2, 2013 decreased to 23.9%, as a percentage of net sales, compared to 24.2% for the same period last year. This decrease was primarily due to leverage resulting from the comparable store sales increase and lower inventory service fees.

Operating Income. Operating income for the 39 weeks ended November 2, 2013 was 11.1% as a percentage of net sales compared to 10.8% for the same period last year. This increase is the result of lower selling, general and administrative expenses, as a percentage of net sales, as noted above.

Interest expense, net. Interest expense, net was $6.4 million compared to $2.4 million in the prior year due to interest expense related to the $750.0 million of senior notes issued in September 2013.

Other (income) expense, net. Other (income) expense, net was $0.5 million compared with ($61.8) million in the prior year primarily due to a $60.8 million gain on the sale of our investment in Ollie's Holdings, Inc. in 2012 .

Income Taxes. Our effective tax rate for the 39 weeks ended November 2, 2013 was 37.6% compared to 36.6% for the 39 weeks ended October 27, 2012. This increase is the result of statute expirations and the settlement of state tax audits in the prior year.

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

The following table compares cash flow information for the 39 weeks ended November 2, 2013 and October 27, 2012:

	39 Weeks Ended
	November 2,	October 27,
(in millions)	2013	2012
Net cash provided by (used in):

Operating activities	$366.7	$313.4

Investing activities	(269.4)	(174.7)

Financing activities	(349.0)	(203.4)

Net cash provided by operating activities increased $53.3 million due primarily to increased earnings before depreciation and amortization, excluding the 2012 gain on the sale of our investment in Ollie's Holdings, Inc., and an increase in accounts payable partially offset by lower income taxes payable and other current liabilities.

Net cash used in investing activities increased $94.7 million due to proceeds from the sale of our investment in Ollie's Holdings, Inc. in 2012 and increased capital expenditures in 2013 offset slightly by a reduction in restricted cash requirements. Capital expenditures increased due to increased expenditures for new stores and store projects and the expansion of our distribution centers in Marietta, OK and San Bernardino, CA.

Net cash used in financing activities increased $145.6 million compared with the prior year, primarily due to increased share repurchases in the current year partially offset by proceeds from the senior notes issued in September 2013.

At November 2, 2013, our total borrowings were $1,019.8 million and we had $487.1 million available under our Unsecured Credit Agreement. We also have $250.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $145.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of November 2, 2013.

We entered into a Note Purchase Agreement on September 16, 2013 with institutional accredited investors in which we issued and sold $750.0 million of senior notes (the "Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes consist of three tranches: $300.0 million of 4.03% Senior Notes due September 16, 2020; $350.0 million of 4.63% Senior Notes due September 16, 2023; and $100.0 million of 4.78% Senior Notes due September 16, 2025. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2014. The Notes are unsecured and rank pari passu in right of repayment with our other senior unsecured indebtedness. We may prepay some or all of the Notes at any time in an amount not less than 5% of the original aggregate principal amount of the Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount. In the event of a change in control (as defined in the Note Purchase Agreement), we may be required to prepay the Notes. The Note Purchase Agreement contains customary affirmative and restrictive covenants. We used the net proceeds of the Notes to finance share repurchases.
On September 16, 2013, we amended our Unsecured Credit Agreement to enable the issuance of the Notes.
On September 17, 2013, we entered into two $500.0 million variable maturity accelerated share repurchase agreements to repurchase $1.0 billion of our common shares in the aggregate. One agreement is collared and the other is uncollared.

The number of shares to be received under the collared agreement is determined based on the weighted average market price of our common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares.  Under this agreement, we initially received 4.5 million shares through October 5, 2013. We received an additional 3.3 million shares through November 2, 2013 for a total of 7.8 million shares received during the 13 weeks ended November 2, 2013. This amount represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar".

The number of shares to be received under the uncollared agreement is determined based on the weighted average market price of our common stock, less a discount, during a calculation period ending on or before June 2014. We received an initial delivery of 7.2 million shares during the 13 weeks ended November 2, 2013. If the actual number of shares to be repurchased under the agreement exceeds the number of shares initially delivered, we will receive the excess shares at the end of the calculation period. If the number of shares initially delivered exceeds the actual number of shares to be repurchased, we will pay or deliver an amount equal to that excess in either cash or shares at our election.

We also repurchased on the open market 2.4 million and 5.0 million shares of common stock for $112.1 million and $235.3 million during the 39 weeks ended November 2, 2013 and October 27, 2012, respectively.

In September 2013 our Board of Directors authorized the repurchase of an additional $2.0 billion of our common stock. The authorization replaces all previously announced share repurchase authorizations. As of November 2, 2013, we had $1.0 billion remaining under Board repurchase authorization.

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

Diesel Fuel Cost Risk

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for 0.7 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from November 2013 through January 2014.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other (income) expense, net" on the condensed consolidated income statements. The fair value of these contracts at November 2, 2013 was immaterial.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of November 2, 2013, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•real estate matters related to store leases; and

•environmental issues

In addition, we are defendants in several class or collective action lawsuits, lease restriction cases and an environmental investigation. For a discussion of these proceedings, please refer to “Note 3. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents our share repurchase activity for the 13 weeks ended November 2, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
August 4, 2013 to August 31, 2013	—	$—	—	$747.7
September 1, 2013 to October 5, 2013	11,642,486	85.89	11,642,486	1,000.0
October 6, 2013 to November 2, 2013	3,331,826	—	3,331,826	1,000.0
Total	14,974,312	$66.78	14,974,312	$1,000.0

On September 17, 2013, we entered into agreements to repurchase $1.0 billion of our common shares under two $500.0 million Accelerated Share Repurchase Agreements (ASRs). The average price paid per share set forth in the table above is based on the $1.0 billion we paid and the number of shares we received through November 2, 2013 under the ASRs. We expect to receive additional shares under the ASRs in the future without making any additional cash payments, which will have the effect of reducing the average price paid per share. See additional discussion of the ASRs in the Liquidity and Capital Resource section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," found elsewhere in this report.

In September 2013, our Board of Directors authorized the repurchase of $2.0 billion of our common stock. The authorization replaces all previously announced share repurchase authorizations. As of November 2, 2013, we had $1.0 billion remaining under Board repurchase authorization.
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

10.1
Form of Change in Control Retention Agreement between the Company and William A. Old, Jr., Chief Legal Officer and Corporate Secretary (Exhibit 10.1 to the Company's August 3, 2013 Quarterly Report on Form 10-Q incorporated herein by this reference)*

10.2
Issuer Collared Forward Repurchase Transaction Master Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.1 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.3
Issuer Collared Forward Repurchase Transaction Supplemental Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.2 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.4
Issuer Uncollared Forward Repurchase Transaction Master confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.3 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.5
Issuer Uncollared Forward Repurchase Transaction Supplemental Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.4 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.6
Note Purchase Agreement, dated as of September 16, 2013, among Dollar Tree, Inc., Dollar Tree Stores, Inc. and the institutional accredited investors set forth therein, with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC acting as Joint Placement Agents on behalf of the Company, in connection with the private placement notes. (Exhibit 10.5 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.7
Dollar Tree Stores, Inc. amendment to $750.0 million Credit Agreement, with Wells Fargo Bank, N.A., as administrative agent (Exhibit 10.6 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

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

DOLLAR TREE, INC.

DATE:	November 21, 2013	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)