Form 10-K
period 2014-02-01
DOLLAR TREE INC
filed 2014-03-14
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2014
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
The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 2, 2013, was $11,637,937,009, based on a $54.13 average of the high and low sales prices for the Common Stock on such date.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
On March 5, 2014, there were 206,224,996 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 19, 2014, which will be filed with the Securities and Exchange Commission not later than May 30, 2014.

DOLLAR TREE, INC.
TABLE OF CONTENTS

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

•	costs of pending and possible future legal claims;

•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2014 and beyond;

•	the effect on merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on gross profit margin and sales;

•	the net sales per square foot, net sales and operating income of our stores;

•
the potential effect of inflation and other economic changes on our costs and profitability, including the potential effect of future changes in minimum wage rates, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

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
INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to “2014” or “fiscal 2014”, “2013” or “fiscal 2013”, “2012” or “fiscal 2012”, and “2011” or “fiscal 2011”, relate to as of or for the years ended January 31, 2015, February 1, 2014, February 2, 2013 and January 28, 2012, respectively.
AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I
Item 1.  BUSINESS
Overview
We are the leading operator of discount variety stores offering merchandise at the fixed price of $1.00.  We believe the variety and value of products we sell for $1.00 sets us apart from our competitors.  At February 1, 2014, we operated 4,992 discount variety retail stores.  Our stores operate under the names of Dollar Tree, Deal$, Dollar Tree Deal$, Dollar Tree Canada, Dollar Giant and Dollar Bills.  In 4,778 of these stores, we sell substantially all items for $1.00 or less in the United States and $1.25(CAD) or less in Canada.  In substantially all of the remaining stores, operating as Deal$, we sell items for $1.00 or less but also sell items for more than $1.00.
We believe our optimal store size is between 8,000 and 10,000 selling square feet.  This store size provides the appropriate amount of space for our broad merchandise offerings while allowing us to provide ease of shopping to our customers.  As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 3,160 stores to increase sales and shopping frequency.  At January 30, 2010, we operated 3,806 stores in 48 states.  At February 1, 2014, we operated 4,812 stores in 48 states and the District of Columbia, as well as 180 stores in Canada.  Our revenue and assets in Canada are not material. Our selling square footage increased from approximately 32.3 million square feet in January 2010 to 43.2 million square feet in February 2014.  Our store growth has resulted primarily from opening new stores and the acquisition of Dollar Giant.
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
Our merchandise mix consists of:

•	consumable merchandise, which includes candy and food, health and beauty care, and everyday consumables such as paper and chemicals, and in select stores, frozen and refrigerated food;

•	variety merchandise, which includes toys, durable housewares, gifts, party goods, greeting cards, softlines, and other items; and

•	seasonal goods, which include, among others, Valentine's Day, Easter, Halloween and Christmas merchandise.
We have added freezers and coolers to certain stores and increased the amount of consumable merchandise carried by those stores.  We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix.  We have added freezers and coolers to 610 additional stores in 2013.  Therefore, as of February 1, 2014, we have freezers and coolers in 3,160 of our stores.  We plan to add them to 320 more stores in 2014. The following table shows the percentage of net sales of each major product group for the years ended February 1, 2014 and February 2, 2013:

	February 1,	February 2,
Merchandise Type	2014	2013
Consumable	49.4%	49.9%
Variety categories	46.3%	45.8%
Seasonal	4.3%	4.3%

At any point in time, we carry approximately 6,700 items in our stores and as of the end of 2013 approximately 35% of our items are automatically replenished.  The remaining items are pushed to the stores and many can be reordered by our store managers on a weekly basis.  Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
Customer Payment Methods.  All of our stores in the United States accept cash, checks, debit cards and credit cards.  Along with the rollout of freezers and coolers, we have increased the number of stores accepting Electronic Benefits Transfer (EBT) cards and food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) to approximately 4,620 stores as of February 1, 2014. SNAP benefits were lowered for recipients after November 1, 2013; however, we do not expect the effect on our sales to be material.
Convenient Locations and Store Size.  We primarily focus on opening new stores in strip shopping centers anchored by large retailers who draw target customers we believe to be similar to ours.  Our stores have proven successful in metropolitan areas, mid-sized cities and small towns.  The range of our store sizes allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities.  Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors and decorative signs.  We enhance the store design with attractive merchandise displays.  We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.
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
Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow, increase inventory turnover and control distribution and store operating costs. It is also used to provide information to calculate our estimate of inventory cost under the retail inventory method, which is widely used in the retail industry. Our automatic replenishment system replenishes key items, based on actual store level sales and inventory.  At the end of 2013, approximately 35% of our items are on automatic replenishment.
Point-of-sale data allows us to track sales and inventory by merchandise category at the store level and assists us in planning for future purchases of inventory.  We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns.  Using this point-of-sale data to plan purchases of inventory has helped us manage our inventory levels.
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
Seasonality. For information on the impact of seasonality, see Item 1A. "Risk Factors" beginning on page 8 of this Form 10-K and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of this Form 10-K.
Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  In the last five years, net sales increased at a compound annual growth rate of 10.6%.  We expect that the majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.
The following table shows the average selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2009	3,806	8,480	7,950
2010	4,101	8,570	8,400
2011	4,351	8,640	8,360
2012	4,671	8,660	8,060
2013	4,992	8,660	8,020
We expect to increase our selling square footage in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2014 and beyond, we plan to predominantly open stores that are approximately 8,000 - 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand.  At February 1, 2014, approximately 2,750 of our stores, totaling 65% of our selling square footage, were 8,000 selling square feet or larger.
We also continue to grow our Deal$ format, which offers an expanded assortment of merchandise including items that sell for more than $1.00.  These stores provide us an opportunity to leverage our Dollar Tree infrastructure in different merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  We operated 214 Deal$ stores as of February 1, 2014.
In addition to new store openings, we plan to continue our store expansion program to increase our net sales per store and take advantage of market opportunities.  We target stores for expansion based on the current sales per selling square foot and changes in market opportunities.  Stores targeted for expansion are generally less than 6,000 selling square feet in size.  Store expansions generally increase the existing store size by approximately 2,750 selling square feet.
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
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. In 2013, we completed construction on a new 1.0 million square foot distribution center in Windsor, Connecticut which began shipping merchandise in June 2013 and expanded our Marietta, Oklahoma distribution center to 1.0 million square feet. In addition, we leased an additional 0.4 million square feet at our San Bernardino, California distribution center in 2013. In 2011, we expanded our Savannah, Georgia distribution center to 1.0 million square feet.   We believe our distribution center network is currently capable of supporting approximately $10.2 billion in annual sales in the United States. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We also are a party to an agreement which provides distribution services from two facilities in Canada.
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
Employees
We employed approximately 17,600 full-time and 69,800 part-time associates on February 1, 2014.  Part-time associates work an average of less than 30 hours per week.  The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.
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
Future increase in costs such as the cost of merchandise, wage and benefit costs, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability.  The minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. We do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer.  We are dependent on our ability to adjust our product assortment, to operate more efficiently or effectively or to increase our comparable store net sales in order to offset inflation or other cost increases.  We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future.  Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 18 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.
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

Our business is subject to the risk of litigation involving employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, governmental investigations, administrative proceedings, regulatory actions or other litigation.  Our products could also cause illness or injury, harm our reputation, and subject us to litigation. We are currently defendants in several employment-related class and collective actions, litigation concerning leases, and a governmental investigation concerning retail hazardous waste.  The outcome of litigation is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time.  In addition, certain of these matters, if decided adversely to us or settled by us, may result in an expense that may be material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required.  The cost to defend current and future litigation may be significant.  There also may be adverse publicity associated with litigation, including litigation related to product safety, customer information and environmental requirements, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

For a discussion of current legal matters, please see Item 3. “Legal Proceedings” beginning on page 13 of this Form 10-K and Item 8. Financial Statements and Supplementary Data, "Note 4 - Commitments and Contingencies" under the caption "Contingencies" beginning on page 42 to this Form 10-K.  Resolution of these matters, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
A significant disruption in our computer and technology systems could adversely affect our results of operation or business.

We rely extensively on our computer and technology systems to manage inventory, process credit card and customer transactions and summarize results.  Systems may be subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic events.  If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions and may receive negative publicity, which could adversely affect our results of operation or business.

If we are unable to secure our customers' credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our results of operation or business.

We have procedures and technology in place to safeguard our customers' debit and credit card information, our associates' private data, suppliers' data, and our business records and intellectual property. Despite these measures, criminals are constantly devising schemes to circumvent safeguards and we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. Other sophisticated retailers have recently suffered serious security breaches. If we experience a data security breach, we could be exposed to negative publicity, government enforcement actions, private litigation, or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether. This could could have an adverse effect on our results of operation or business.

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.
Our business is subject to a wide array of laws and regulations.  Significant legislative changes, such as the healthcare legislation, that impact our relationship with our workforce could increase our expenses and adversely affect our operations.  The minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase.  In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.  Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.
Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
Existing store sales growth is dependent on a variety of factors including merchandise selection and availability, store operations and customer satisfaction.  In addition, competition could affect our sales.  Our highest sales periods are the Christmas and Easter seasons and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter.  In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores.  A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year.  Untimely merchandise delays due to receiving or distribution problems could have a similar effect.  Easter was observed on April 8, 2012, March 31, 2013, and will be observed on April 20, 2014.
Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms.  In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals.  It remains difficult for third party developers to obtain financing for new projects due to the recent turmoil in the financial markets.  We also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores.  We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.
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
Our success is dependent on our ability to transport merchandise to our distribution centers and then ship it to our stores in a timely and cost-effective manner.  We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems.  Additionally, if a vendor fails to deliver on its commitments, we could experience merchandise shortages that could lead to lost sales or increased costs.  Some of the factors that could have an adverse effect on our distribution network or costs are:

•	Shipping disruption. Our oceanic shipping schedules may be disrupted or delayed from time to time.

•	Shipping costs. We could experience increases in shipping rates imposed by the trans-Pacific ocean carriers. Changes in import duties, import quotas and other trade sanctions could increase our costs.

•	Diesel fuel costs. We have experienced volatility in diesel fuel costs over the past few years, which could recur unexpectedly, at any time.

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
Our gross profit margin could decrease if we increase the proportion of higher cost goods we sell in the future.  In recent years, the percentage of our sales from higher cost consumable products has increased and we can give no assurance that this trend will not continue.  As a result, our gross profit margin could decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage.  We can give no assurance that we will be able to do so.
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
Failure to comply with our debt covenants could adversely affect our capital resources, financial condition and liquidity.
Our debt agreements contain certain restrictive covenants, which impose various operating and financial restrictions on us. Our failure to comply with the restrictive covenants in our debt agreements could result in an event of default, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected.
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

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES
Stores
As of February 1, 2014, we operated 4,992 stores in 48 states and the District of Columbia, and five Canadian provinces as detailed below:

Alabama	103	Maine	27	Oklahoma	54
Arizona	86	Maryland	102	Oregon	85
Arkansas	48	Massachusetts	89	Pennsylvania	244
California	437	Michigan	180	Rhode Island	23
Colorado	80	Minnesota	85	South Carolina	92
Connecticut	52	Mississippi	61	South Dakota	8
Delaware	27	Missouri	95	Tennessee	123
District of Columbia	1	Montana	10	Texas	307
Florida	367	Nebraska	16	Utah	45
Georgia	186	Nevada	35	Vermont	5
Idaho	23	New Hampshire	30	Virginia	150
Illinois	195	New Jersey	115	Washington	95
Indiana	99	New Mexico	36	West Virginia	36
Iowa	36	New York	239	Wisconsin	95
Kansas	32	North Carolina	194	Wyoming	13
Kentucky	79	North Dakota	7
Louisiana	83	Ohio	182

Alberta	26	Manitoba	10	Saskatchewan	8
British Columbia	52	Ontario	84
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
Distribution Centers
The following table includes information about the distribution centers that we own and operate in the United States.  In 2013, we completed construction on a new 1.0 million square foot distribution center in Windsor, Connecticut which began shipping merchandise in June 2013.  In addition, we expanded our Marietta, Oklahoma distribution center by 0.4 million square feet and leased an additional 0.4 million square feet at our San Bernardino, California distribution center in 2013. In 2011, we expanded our Savannah, Georgia distribution center to 1.0 million square feet.  We believe our distribution center network is currently capable of supporting approximately $10.2 billion in annual sales in the United States.

Location	Size in Square Feet
Chesapeake, Virginia	400,000
Olive Branch, Mississippi	425,000
Joliet, Illinois	1,200,000
Stockton, California	525,000
Briar Creek, Pennsylvania	1,003,000
Savannah, Georgia	1,014,000
Marietta, Oklahoma	1,004,000
San Bernardino, California	802,000
Ridgefield, Washington	665,000
Windsor, Connecticut	1,001,000
Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems.  With the exception of our Ridgefield, Washington facility, each of our distribution centers in the United States also contains automated conveyor and sorting systems.

We are also a party to an agreement which provides distribution services from facilities in British Columbia and Ontario.

Store Support Center
Our Store Support Center is located in an approximately 190,000 square foot building which we own in Chesapeake, Virginia.
For more information on financing of our distribution centers, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations- Funding Requirements" beginning on page 18 of this Form 10-K.
Item 3.  LEGAL PROCEEDINGS
From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•	employment-related matters;

•	infringement of intellectual property rights;

•	personal injury/wrongful death claims;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission or other jurisdictions;

•	real estate matters related to store leases; and

•	environmental issues.

In addition, we are defendants in several class or collective action lawsuits, lease restriction cases and an environmental investigation. These proceedings are described in "Note 4 - Commitments and Contingencies" under the caption "Contingencies" beginning on Page 42 of this Form 10-K included in "Part II. Item 8. Financial Statements and Supplementary Data."

We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved. Based on the information available, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, we are unable to express an opinion as to the outcome of those matters which are not settled and cannot estimate a potential range of loss except as specified in Note 4. When a range is expressed, we are currently unable to determine the probability of loss within that range.

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

	High	Low
Fiscal year ended February 2, 2013:
First Quarter	$51.21	$42.04
Second Quarter	56.82	46.35
Third Quarter	53.00	38.40
Fourth Quarter	42.66	37.12
Fiscal year ended February 1, 2014:
First Quarter	$48.92	$38.43
Second Quarter	55.02	47.70
Third Quarter	60.19	50.33
Fourth Quarter	60.11	49.66
On March 5, 2014, the last reported sale price for our common stock, as quoted by Nasdaq, was $54.01 per share.  As of March 5, 2014, we had approximately 268 shareholders of record.
The following table presents our share repurchase activity for the 13 weeks ended February 1, 2014:

	Total number of shares	Average price paid	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period	purchased	per share	or programs	(in millions)
November 3, 2013 to November 30, 2013	—	$—	—	$1,000.0
December 1, 2013 to January 4, 2014	—	—	—	1,000.0
January 5, 2014 to February 1, 2014	—	—	—	1,000.0
Total	—	$—	—	$1,000.0
On September 17, 2013, we entered into two $500.0 million variable maturity accelerated share repurchase agreements ("ASRs") to repurchase $1.0 billion of our common shares in the aggregate. One agreement is collared and the other is uncollared.
The number of shares to be received under the collared agreement is determined based on the weighted average market price of our common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares. Under this agreement, we received 7.8 million shares in fiscal 2013. This amount represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar".
The number of shares to be received under the uncollared agreement is determined based on the weighted average market price of our common stock, less a discount, during a calculation period ending on or before June 2014. We received an initial delivery of 7.2 million shares during fiscal 2013. If the actual number of shares to be repurchased under the agreement exceeds the number of shares initially delivered, we will receive the excess shares at the end of the calculation period. If the number of shares initially delivered exceeds the actual number of shares to be repurchased, we will pay or deliver an amount equal to that excess in either cash or shares at our election. On February 14, 2014 the uncollared agreement concluded and we received an additional 1.9 million shares resulting in a total of 9.1 million shares repurchased under this agreement.

We also repurchased 2.4 million shares of common stock on the open market for $112.1 million in fiscal 2013.
In September 2013 our Board of Directors authorized the repurchase of an additional $2.0 billion of our common stock. The authorization replaced all previously announced share repurchase authorizations. At February 1, 2014, we had $1.0 billion remaining under Board repurchase authorization.
For further discussion of our ASRs during 2013, see Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements” beginning on page 45 of this Form 10-K.
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.
Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended February 1, 2014, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index.  The comparison assumes that $100 was invested in our common stock on January 31, 2009, and, in each of the foregoing indices on January 31, 2009, and that dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA
The following table presents a summary of our selected financial data for the fiscal years ended February 1, 2014, February 2, 2013, January 28, 2012, January 29, 2011, and January 30, 2010.  Fiscal 2012 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.
Comparable store net sales compare net sales for stores open before December of the year prior to the two years being compared, including expanded stores.  Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.
Amounts in the following tables are in millions, except per share data, number of stores data, net sales per selling square foot data and inventory turns.

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Income Statement Data:
Net sales	$7,840.3	$7,394.5	$6,630.5	$5,882.4	$5,231.2
Gross profit	2,789.8	2,652.7	2,378.3	2,087.6	1,856.8
Selling, general and administrative expenses	1,819.5	1,732.6	1,596.2	1,457.6	1,344.0
Operating income	970.3	920.1	782.1	630.0	512.8
Net income	596.7	619.3	488.3	397.3	320.5
Margin Data (as a percentage of net sales):
Gross profit	35.6%	35.9%	35.9%	35.5%	35.5%
Selling, general and administrative expenses	23.2%	23.5%	24.1%	24.8%	25.7%
Operating income	12.4%	12.4%	11.8%	10.7%	9.8%
Net income	7.6%	8.4%	7.4%	6.8%	6.1%
Per Share Data:
Diluted net income per share	$2.72	$2.68	$2.01	$1.55	$1.19
Diluted net income per share increase	1.5%	33.3%	29.7%	30.3%	41.7%

	As of
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$267.7	$399.9	$288.3	$486.0	$599.4
Working capital	692.2	797.3	628.4	800.4	829.7
Total assets	2,771.9	2,752.0	2,328.6	2,380.5	2,289.7
Total debt, including capital lease obligations	769.8	271.3	265.8	267.8	267.8
Shareholders' equity	1,170.7	1,667.3	1,344.6	1,459.0	1,429.2

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Selected Operating Data:
Number of stores open at end of period	4,992	4,671	4,351	4,101	3,806
Gross square footage at end of period	54.3	50.9	47.4	44.4	41.1
Selling square footage at end of period	43.2	40.5	37.6	35.1	32.3
Selling square footage annual growth	6.9%	7.7%	6.9%	8.8%	6.6%
Net sales annual growth	6.0%	11.5%	12.7%	12.4%	12.6%
Comparable store net sales increase	2.4%	3.4%	6.0%	6.3%	7.2%
Net sales per selling square foot	$187	$190	$182	$174	$167
Net sales per store	$1.6	$1.6	$1.6	$1.5	$1.4
Selected Financial Ratios:
Return on assets	21.6%	24.4%	20.7%	17.0%	14.8%
Return on equity	42.1%	41.1%	34.8%	27.5%	23.9%
Inventory turns	4.1	4.3	4.2	4.2	4.1
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2013, 2012 and 2011;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2013 and 2012 and what we expect them to be in 2014; and

•	where funds will come from to pay for future expenditures.
As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2013 compared to fiscal year 2012 and for fiscal year 2012 compared to fiscal year 2011.

Key Events and Recent Developments

Several key events have had or are expected to have a significant effect on our operations. You should keep in mind that:

•
On September 17, 2013, we entered into agreements with JP Morgan Chase Bank to repurchase $1.0 billion of our common stock under a variable maturity accelerated share repurchase program, 50% of which is collared and 50% of which is uncollared.

•
On September 16, 2013, we completed a private placement with institutional investors of $750 million aggregate principal amount of Senior Notes. The Senior Notes include three tranches with $300 million of 4.03% Senior Notes due in September 2020, $350 million of 4.63% Senior Notes due in September 2023 and $100 million of 4.78% Senior Notes due in September 2025.

•
On September 13, 2013, our Board of Directors authorized the repurchase of an additional $2.0 billion of our common stock. This authorization replaced all previous authorizations. At February 1, 2014, we had $1.0 billion remaining under Board repurchase authorization.

•
In August 2013, we completed a 401,000 square foot expansion of our distribution center in Marietta, Oklahoma. The Marietta distribution center is now a 1,004,000 square foot, fully automated facility.

•	In June 2013, we completed construction on a new 1.0 million square foot distribution center in Windsor, Connecticut.

•	In March 2013, we leased an additional 0.4 million square feet at our distribution center in San Bernardino, California. The San Bernardino distribution center is now an 802,000 square foot facility.

•
On June 6, 2012, we entered into a five-year $750.0 million Unsecured Credit Agreement which provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.

•
In October 2011, we completed a 410,000 square foot expansion of our distribution center in Savannah, Georgia.  The Savannah distribution center is now a 1,014,000 square foot, fully automated facility.

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
At February 1, 2014, we operated 4,992 stores in 48 states and the District of Columbia, and five Canadian provinces, with 43.2 million selling square feet compared to 4,671 stores with 40.5 million selling square feet at February 2, 2013.  During fiscal 2013, we opened 343 stores, expanded 71 stores and closed 22 stores, compared to 345 new stores opened, 87 stores expanded and 25 stores closed during fiscal 2012.  In the current year we increased our selling square footage by 6.9%. Of the 2.7 million selling square foot increase in 2013, 0.2 million was added by expanding existing stores.  The average size of our stores opened in 2013 was approximately 8,020 selling square feet (or about 9,800 gross square feet).  For 2014, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet).  We believe that this store size is our optimal size operationally and that this size also gives our customers an ideal shopping environment that invites them to shop longer and buy more.
Fiscal 2013 and Fiscal 2011 which ended on February 1, 2014, and January 28, 2012, respectively, each included 52 weeks. Fiscal 2012 ended on February 2, 2013 and included 53 weeks, commensurate with the retail calendar. The 53rd week in 2012 added approximately $125 million in sales.
In fiscal 2013, comparable store net sales increased by 2.4%.  This increase was based on the comparable 52 weeks for both years. The comparable store net sales increase was the result of a 1.9% increase in the number of transactions and a 0.5% increase in average ticket.  We believe comparable store net sales continued to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in 2013, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At February 1, 2014 we had frozen and refrigerated merchandise in approximately 3,160 stores compared to approximately 2,550 stores at February 2, 2013.  We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,620 qualified stores compared to 4,200 at the end of 2012. SNAP benefits were lowered for recipients after November 1, 2013; however, we do not expect the effect on our sales to be material.

Our point-of-sale technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores.  We believe that this has enabled us to better manage our inventory flow resulting in more efficient distribution and store operations.
We must continue to control our merchandise costs, inventory levels and our general and administrative expenses as increases in these line items could negatively impact our operating results.
Results of Operations

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.4%	64.1%	64.1%
Gross profit	35.6%	35.9%	35.9%
Selling, general and administrative expenses	23.2%	23.5%	24.1%
Operating income	12.4%	12.4%	11.8%
Interest expense,net	0.2%	—%	—%
Other (income) expense, net	—%	(0.8)%	—
Income before income taxes	12.2%	13.2%	11.8%
Provision for income taxes	4.6%	4.8%	4.4%
Net income	7.6%	8.4%	7.4%
Fiscal year ended February 1, 2014 compared to fiscal year ended February 2, 2013
Net sales.  Net sales increased 6.0%, or $445.8 million, in 2013 compared to 2012, resulting from sales in our new stores and a 2.4% increase in comparable store net sales. Excluding the 53rd week in 2012, which accounted for approximately $125.0 million of sales, net sales increased 7.9%, or $570.8 million. The comparable store net sales increase is based on the comparable 52 weeks for both years. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.
The following table summarizes the components of the changes in our store count for fiscal years ended February 1, 2014 and February 2, 2013.

	February 1, 2014	February 2, 2013
New stores	343	345
Expanded or relocated stores	71	87
Closed stores	(22)	(25)
Of the 2.7 million selling square foot increase in 2013 approximately 0.2 million was added by expanding existing stores.
Gross profit. Gross profit margin was 35.6% in 2013 compared to 35.9% in 2012 due to loss of leverage in occupancy and distribution cost from the 53rd week of sales in 2012.
Selling, general and administrative expenses.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 23.2% for 2013 compared to 23.5% for 2012.  The decrease is primarily due to lower incentive compensation achievement in 2013 compared with 2012 and lower inventory service fees.
Operating income.  Operating income margin was 12.4% in 2013 and 2012 due to the reasons noted above.
Interest expense, net. Interest expense, net increased $12.9 million due to interest related to the $750.0 million of senior notes issued in September 2013.
Other (income) expense, net.  Other (income) expense, net in 2012 includes a $60.8 million gain on the sale of our investment in Ollie's Holdings, Inc.

Income taxes.  Our effective tax rate was 37.5% in 2013 compared to 36.7% in 2012. The rate increase is the result of statute expirations and the settlement of state tax audits in 2012.
Fiscal year ended February 2, 2013 compared to fiscal year ended January 28, 2012
Net sales.  Net sales increased 11.5%, or $764.0 million, in 2012 compared to 2011, resulting from sales in our new stores and the 53rd week in 2012, which accounted for approximately $125.0 million of the increase. Our sales increase was also impacted by a 3.4% increase in comparable store net sales for the year.  This increase is based on a 53-week comparison for both periods. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.
The following table summarizes the components of the changes in our store count for fiscal years ended February 2, 2013 and January 28, 2012.

	February 2, 2013	January 28, 2012
New stores	345	278
Expanded or relocated stores	87	91
Closed stores	(25)	(28)
Prior to fiscal 2012, we did not open new stores or expand stores in the month of January. Of the 345 new stores added in 2012, 25 stores were opened and five were expanded in January 2013. Of the 2.9 million selling square foot increase in 2012 approximately 0.3 million was added by expanding existing stores.
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
Other (income) expense, net.  Other (income) expense, net in 2012 includes a $60.8 million gain on the sale of our investment in Ollie's Holdings, Inc.
Income taxes.  Our effective tax rate was 36.7% in 2012 compared to 37.4% in 2011. The rate decrease is the result of statute expirations and the settlement of state tax audits.
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
The following table compares cash-flow related information for the years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	Year Ended
	February 1,	February 2,	January 28,
(in millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$793.4	$677.7	$686.5
Investing activities	(324.3)	(261.3)	(86.1)
Financing activities	(597.8)	(303.4)	(623.2)
Net cash provided by operating activities increased $115.7 million in 2013 compared to 2012 due to a decrease in cash used for prepaid rent and purchasing merchandise inventory partially offset by a decrease in income taxes payable.
Net cash provided by operating activities decreased $8.8 million in 2012 compared to 2011 due to an increase in cash used to purchase merchandise inventory and cash used for prepaid rent as a result of February 1st falling in the last week of the fiscal year partially offset by increased earnings before income taxes, depreciation and amortization in 2012 and increases in income taxes payable.
Net cash used in investing activities increased $63.0 million in 2013 primarily due to the impact from $62.3 million in proceeds from the sale of the investment in Ollie's Holdings, Inc. in 2012.
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
In 2013, net cash used in financing activities increased $294.4 million as a result of an increase in share repurchases in 2013 and the repayment of the $250.0 million outstanding on the revolving credit facility partially offset by $750.0 million of proceeds from the issuance of the Senior Notes.
In 2012, net cash used in financing activities decreased $319.8 million as a result of reduced share repurchases in 2012.
At February 1, 2014, our long-term borrowings were $769.8 million.  We also have $130.0 million, $100.0 million and $20.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $144.1 million were committed to letters of credit issued for routine purchases of imported merchandise at February 1, 2014.

In September 2013, we entered into a Note Purchase Agreement with institutional accredited investors in which we issued and sold $750.0 million of senior notes (the "Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes consist of three tranches: $300.0 million of 4.03% Senior Notes due September 16, 2020; $350.0 million of 4.63% Senior Notes due September 16, 2023; and $100.0 million of 4.78% Senior Notes due September 16, 2025. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2014. The Notes are unsecured and rank pari passu in right of repayment with our other senior unsecured indebtedness. We may prepay some or all of the Notes at any time in an amount not less than 5% of the original aggregate principal amount of the Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount. In the event of a change in control (as defined in the Note Purchase Agreement), we may be required to prepay the Notes. The Note Purchase Agreement contains customary affirmative and restrictive covenants. We used the net proceeds of the Notes to finance share repurchases.
In June 2012, we entered into a five-year $750.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the Agreement is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The Agreement also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly. The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of February 1, 2014, no amount was outstanding under the $750.0 million revolving line of credit.
In September 2013, we amended the Agreement to enable the issuance of the Notes.
We repurchased 17.4 million shares for $1,112.1 million in fiscal 2013.  Subsequent to year end we received an additional 1.9 million shares due to the completion of the uncollared ASR. We may receive additional shares in 2014 upon completion of the collared ASR. We repurchased 8.1 million shares for $340.2 million in fiscal 2012.  We repurchased 17.4 million shares for $645.9 million in fiscal 2011.  At February 1, 2014, we have $1.0 billion remaining under Board repurchase authorization.
Funding Requirements
Overview, Including Off-Balance Sheet Arrangements
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2014 to total approximately $258.8 million, which includes capital expenditures, initial inventory and pre-opening costs.
Our estimated capital expenditures for fiscal 2014 are between $350.0 million and $360.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 320 stores, the expansion of our Joliet, Illinois distribution center and the initial phases of work on our eleventh distribution center.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facility.
The following tables summarize our material contractual obligations at February 1, 2014, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Lease Financing
Operating lease obligations	$2,326.3	$516.4	$476.4	$394.2	$329.6	$206.3	$403.4
Long-term Borrowings
Senior notes	750.0	—	—	—	—	—	750.0
Demand revenue bonds	12.8	12.8	—	—	—	—	—
Forgivable promissory note	7.0	—	—	—	0.2	1.4	5.4
Interest on long-term borrowings	294.8	33.2	33.2	33.1	33.1	33.1	129.1
Total obligations	$3,390.9	$562.4	$509.6	$427.3	$362.9	$240.8	$1,287.9

Commitments	Total	Expiring in 2014	Expiring in 2015	Expiring in 2016	Expiring in 2017	Expiring in 2018	Thereafter
Letters of credit and surety bonds	$173.8	$173.8	$—	$—	$—	$—	$—
Technology assets	2.4	2.4	—	—	—	—	—
Telecommunication contracts	19.3	7.2	5.5	5.1	1.5	—	—
Total commitments	$195.5	$183.4	$5.5	$5.1	$1.5	$—	$—
Lease Financing
Operating lease obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to February 1, 2014 for stores that were not yet open on February 1, 2014.
Long-term Borrowings
Senior notes. In September 2013, we entered into a Note Purchase Agreement with institutional accredited investors in which we issued and sold $750.0 million of senior notes (the "Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes consist of three tranches: $300.0 million of 4.03% Senior Notes due September 16, 2020; $350.0 million of 4.63% Senior Notes due September 16, 2023; and $100.0 million of 4.78% Senior Notes due September 16, 2025. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2014. For complete terms of the Notes please see Item 8. Financial Statements and Supplementary Data, "Note 5 - Long-Term Debt" beginning on page 44 of this Form 10-K.
Demand revenue bonds.  In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds.  We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi.  At February 1, 2014, the balance outstanding on the bonds was $12.8 million.  These bonds are due to be fully repaid in June 2018.  The bonds do not have a prepayment penalty as long as the interest rate remains variable.  The bonds contain a demand provision and, therefore, outstanding amounts are classified as current liabilities.  We pay interest monthly based on a variable interest rate, which was 0.19% at February 1, 2014.
On March 3, 2014, we paid the $12.8 million outstanding under the Demand Revenue Bonds and the debt was retired.
Forgivable promissory note. In 2012, we entered into a promissory note with the state of Connecticut under which the state loaned us $7.0 million in connection with our acquisition, construction and installation of land, building, machinery and equipment for our distribution facility in Windsor, Connecticut. If certain performance targets are met, the loan and any accrued interest will be forgiven in fiscal 2017. If the performance targets are not met, the loan and accrued interest must be repaid over a five-year period beginning in fiscal 2017.
Interest on long-term borrowings.  These amounts represent interest payments on the Senior Notes, Demand Revenue Bond and Forgivable Promissory Note using the interest rates for each at February 1, 2014.
Commitments
Letters of credit and surety bonds.  We are a party to three Letter of Credit Reimbursement and Security Agreements providing $130.0 million, $100.0 million and $20.0 million, respectively for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $144.1 million of purchases committed under these letters of credit at February 1, 2014.
We also have approximately $12.9 million of letters of credit outstanding for our self-insurance programs, $13.0 million of letters of credit outstanding for our Demand Revenue Bonds, and $3.8 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores.
Technology assets.  We have commitments totaling approximately $2.4 million to primarily purchase store technology assets for our stores during 2014.
Telecommunication contracts.  We have contracted for telecommunication services with contracts expiring in 2017.  The total amount of these commitments is approximately $19.3 million.
Derivative Financial Instruments
In 2013, we were party to fuel derivative contracts with third parties which included approximately 2.8 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs.  These derivative contracts did not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  We did not have any active fuel derivative contracts as of February 1, 2014.

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
Inventory Valuation
As discussed in Item 8. Financial Statements and Supplementary Data, "Note 1 - Summary of Significant Account Policies" under the caption "Merchandise Inventories" beginning on page 35 of this Form 10-K, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis.  Cost is assigned to store inventories using the retail inventory method on a weighted-average basis.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.
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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at February 1, 2014 is based on estimated shrink for most of 2013, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree stores for the last few years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  We periodically adjust our shrink estimates to address these factors as they become apparent.
Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.
Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred.  Certain expenses, such as legal reserves, require a high degree of judgment and our most material estimates include domestic freight expenses, self-insurance costs, store-level operating expenses, such as property taxes and utilities, and certain other expenses.

We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding matters with external counsel to assess the probability of an unfavorable outcome and estimates of loss. We re-evaluate outstanding proceedings and claims each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. Our legal proceedings are described in "Note 4 - Commitments and Contingencies" under the caption "Contingencies" beginning on Page 42 of this Form 10-K included in "Part II. Item 8. Financial Statements and Supplementary Data.

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

Differences in management's estimates and assumptions could result in accruals which are materially different from the calculated accruals.  Our experience has been that some of our estimates are too high and others are too low.  Historically, the net total of these differences has not had a material effect on our financial condition or results of operations.
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
In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  We believe that our liability for uncertain tax positions is adequate.  For further discussion of our changes in reserves during 2013, see Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements” beginning on page 39 of this Form 10-K.

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
Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on April 8, 2012, March 31, 2013, and will be observed on April 20, 2014.  We believe that the later Easter in 2014 could result in a $8.0 million increase in sales in the first quarter of 2014 as compared to the first quarter of 2013.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, changes in consumer sentiment or inclement weather.
Our unaudited results of operations for the eight most recent quarters are shown in a table in Note 11 of the Consolidated Financial Statements in Item 8 of this Form 10-K.
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
Shipping Costs.  Trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on shipping industry market conditions and fuel costs.  We can give no assurances as to the final rate trends for 2014, as we are in the early stages of our negotiations.
Minimum Wage. Multiple states and local jurisdictions passed legislation that increase their minimum wages in 2014 and 2015 and the federal government has made indications that it may consider increasing the federal minimum wage. As a result, we believe our expenses could increase unless we are able to offset the increase in payroll costs by operating more effectively or efficiently.

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
Diesel Fuel Cost Risk
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We hedged 2.8 million, 4.8 million and 3.5 million gallons of diesel fuel in 2013, 2012 and 2011, respectively.  These hedges represented approximately 20%, 35% and 31% of our total domestic truckload fuel needs in 2013, 2012 and 2011, respectively.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  We did not have any active fuel derivative contracts as of February 1, 2014.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	29

Consolidated Statements of Operations for the years ended
February 1, 2014, February 2, 2013 and January 28, 2012	30

Consolidated Statements of Comprehensive Income
for the years ended February 1, 2014, February 2, 2013 and
January 28, 2012	31

Consolidated Balance Sheets as of February 1, 2014 and
February 2, 2013	32

Consolidated Statements of Shareholders’ Equity for the years ended February 1, 2014, February 2, 2013 and
January 28, 2012	33

Consolidated Statements of Cash Flows for the years ended
February 1, 2014, February 2, 2013 and January 28, 2012	34

Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dollar Tree, Inc.:
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the Company) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Norfolk, Virginia
March 14, 2014

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 1,	February 2,	January 28,
(in millions, except per share data)	2014	2013	2012
Net sales	$7,840.3	$7,394.5	$6,630.5
Cost of sales	5,050.5	4,741.8	4,252.2
Gross profit	2,789.8	2,652.7	2,378.3
Selling, general and administrative
expenses	1,819.5	1,732.6	1,596.2
Operating income	970.3	920.1	782.1
Interest expense, net	15.4	2.8	2.9
Other (income) expense, net	0.6	(61.6)	(0.3)
Income before income taxes	954.3	978.9	779.5
Provision for income taxes	357.6	359.6	291.2
Net income	$596.7	$619.3	$488.3
Basic net income per share	$2.74	$2.70	$2.03
Diluted net income per share	$2.72	$2.68	$2.01
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	February 1,	February 2,	January 28,
(in millions)	2014	2013	2012
Net income	$596.7	$619.3	$488.3

Foreign currency translation adjustments	(15.4)	(0.9)	(0.3)
Fair value adjustment - derivative cash
flow hedging instrument, net of tax	—	—	0.1

Total comprehensive income	$581.3	$618.4	$488.1

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$267.7	$399.9
Merchandise inventories, net	1,035.3	971.7
Current deferred tax assets, net	18.9	22.5
Prepaid expenses and other current assets	56.6	79.4
Total current assets	1,378.5	1,473.5
Property, plant and equipment, net	1,094.0	960.7
Goodwill	169.3	173.3
Deferred tax assets, net	24.1	28.3
Other assets, net	106.0	116.2
TOTAL ASSETS	$2,771.9	$2,752.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12.8	$14.3
Accounts payable	393.9	346.5
Other current liabilities	232.3	235.8
Income taxes payable	47.3	79.6
Total current liabilities	686.3	676.2
Long-term debt, excluding current portion	757.0	257.0
Income taxes payable, long-term	5.5	5.6
Other liabilities	152.4	145.9
Total liabilities	1,601.2	1,084.7
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01; 600,000,000 shares
authorized, 208,131,669 and 224,584,393 shares
issued and outstanding at February 1, 2014
and February 2, 2013, respectively	2.1	2.2
Additional paid-in capital	10.7	0.3
Accumulated other comprehensive loss	(16.9)	(1.5)
Retained earnings	1,174.8	1,666.3
Total shareholders' equity	1,170.7	1,667.3
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,771.9	$2,752.0
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 1, 2014, FEBRUARY 2, 2013, AND JANUARY 28, 2012

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at January 29, 2011	246.8	$1.2	$—	$(0.4)	$1,458.2	$1,459.0
Net income	—	—	—	—	488.3	488.3
Total other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Issuance of stock under Employee Stock
Purchase Plan	0.2	—	4.4	—	—	4.4
Exercise of stock options, including
income tax benefit of $3.0	0.7	—	9.5	—	—	9.5
Repurchase and retirement of shares	(17.4)	(0.1)	(43.4)	—	(602.4)	(645.9)
Stock-based compensation, net, including
income tax benefit of $10.8	0.9	—	29.5	—	—	29.5
Balance at January 28, 2012	231.2	1.1	—	(0.6)	1,344.1	1,344.6
Net income	—	—	—	—	619.3	619.3
Total other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Transfer from additional paid-in capital
for Common Stock dividend	—	1.2	(1.2)	—	—	—
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	4.8	—	—	4.8
Exercise of stock options, including
income tax benefit of $7.0	0.6	—	12.8	—	—	12.8
Repurchase and retirement of shares	(8.1)	(0.1)	(43.0)	—	(297.1)	(340.2)
Stock-based compensation, net, including
income tax benefit of $14.3	0.8	—	26.9	—	—	26.9
Balance at February 2, 2013	224.6	2.2	0.3	(1.5)	1,666.3	1,667.3
Net income	—	—	—	—	596.7	596.7
Total other comprehensive loss	—	—	—	(15.4)	—	(15.4)
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	4.8	—	—	4.8
Exercise of stock options, including
income tax benefit of $1.6	0.1	—	3.7	—	—	3.7
Repurchase and retirement of shares	(17.4)	(0.1)	(23.8)	—	(1,088.2)	(1,112.1)
Stock-based compensation, net, including
income tax benefit of $8.2	0.7	—	25.7	—	—	25.7
Balance at February 1, 2014	208.1	$2.1	$10.7	$(16.9)	$1,174.8	$1,170.7
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 1,	February 2,	January 28,
(in millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$596.7	$619.3	$488.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	190.5	175.3	163.9
Gain on sale of Ollie's investment	—	(60.8)	—
Provision for deferred income taxes	6.7	(7.7)	10.9
Stock-based compensation expense	37.0	35.5	31.6
Other non-cash adjustments to net income	3.9	4.1	4.4
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(67.7)	(104.0)	(64.5)
Other assets	26.1	(56.7)	(1.3)
Accounts payable	46.9	59.3	26.9
Income taxes payable	(32.3)	16.3	(1.1)
Other current liabilities	(2.9)	20.3	25.4
Other liabilities	(11.5)	(23.2)	2.0
Net cash provided by operating activities	793.4	677.7	686.5
Cash flows from investing activities:
Capital expenditures	(330.1)	(312.2)	(250.1)
Purchase of short-term investments	—	—	(6.0)
Proceeds from sale of short-term investments	—	—	180.8
Proceeds from sale of Ollie's investment	—	62.3	—
Purchase of restricted investments	(8.8)	(11.0)	(16.3)
Proceeds from sale of restricted investments	15.0	—	5.3
Foreign currency gain (loss)	(0.1)	(0.4)	0.2
Acquisition of favorable lease rights	(0.3)	—	—
Net cash used in investing activities	(324.3)	(261.3)	(86.1)
Cash flows from financing activities:
Principal payments under long-term debt and capital lease obligations	(271.5)	(1.5)	(2.0)
Proceeds from long-term debt	770.0	7.0	—
Payments for share repurchases	(1,112.1)	(340.2)	(645.9)
Proceeds from stock issued pursuant to stock-based
compensation plans	6.0	10.0	10.9
Tax benefit of exercises/vesting of equity based compensation	9.8	21.3	13.8
Net cash used in financing activities	(597.8)	(303.4)	(623.2)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(1.4)	(0.1)
Net increase (decrease) in cash and cash equivalents	(132.2)	111.6	(22.9)
Cash and cash equivalents at beginning of year	399.9	288.3	311.2
Cash and cash equivalents at end of year	$267.7	$399.9	$288.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$14.5	$3.3	$3.2
Income taxes	$373.2	$333.9	$268.3
 See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Dollar Tree, Inc. (the Company) is the leading operator of discount variety retail stores offering merchandise at the fixed price of $1.00 or less with 4,992 discount variety retail stores in the United States and Canada at February 1, 2014.  Below are those accounting policies considered by the Company to be significant.
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
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to "2013" or "Fiscal 2013," “2012” or “Fiscal 2012,” and “2011” or “Fiscal 2011,” relates to as of or for the years ended February 1, 2014, February 2, 2013, and January 28, 2012, respectively. Fiscal 2012 ended on February 2, 2013 and included 53 weeks, commensurate with the retail calendar. Fiscal 2013 and 2011 each included 52 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents at February 1, 2014 and February 2, 2013 includes $172.6 million and $344.5 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value.  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of 3 months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within 3 business days, and therefore are classified as cash and cash equivalents.
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

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $43.2 million and $38.8 million at February 1, 2014 and February 2, 2013, respectively.
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
Costs incurred related to software developed for internal use are capitalized and amortized, generally over 3 years.
Goodwill
Goodwill is not amortized, but rather tested for impairment at least annually.  In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2013 and determined that no impairment loss existed.
Other Assets, Net
Other assets, net consists primarily of restricted investments, deferred compensation plan assets and deferred financing costs.  Restricted investments were $87.9 million and $94.6 million at February 1, 2014 and February 2, 2013, respectively and were purchased to collateralize long-term insurance obligations.  These investments are primarily in tax-exempt money market funds that invest in short-term municipal obligations.  These investments are classified as available for sale and are recorded at fair value, which approximates cost.  Deferred compensation plan assets were $5.1 million and $4.2 million at February 1, 2014 and February 2, 2013, respectively and are recorded at fair value. Deferred financing costs represent costs directly related to debt issuances and are amortized over the terms of the related debt. Deferred financing costs, net of amortization, were $4.3 million and $1.7 million at February 1, 2014 and February 2, 2013, respectively.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2013, 2012 and 2011, the Company recorded charges of $0.5 million, $0.5 million and $0.9 million, respectively, to write down certain assets.  These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated statements of operations.
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
The Company’s cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value as of February 1, 2014 and February 2, 2013.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents was $267.7 million and $399.9 million as of February 1, 2014 and February 2, 2013, respectively. The fair value of the Company's restricted investments was $87.9 million and $94.6 million as of February 1, 2014 and February 2, 2013, respectively.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The Company did not have any active fuel derivative contracts as of February 1, 2014. The fair value of the diesel fuel swaps was an asset of $0.5 million as of February 2, 2013. The fair values of the swaps were estimated using Level 2 measurements in the fair value hierarchy. These estimates used discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves. The curves were obtained from independent pricing services reflecting broker market quotes.
The carrying value of the Company's Demand Revenue Bonds approximates its fair value because the debt’s interest rate varies with market interest rates. The carrying value of the Company's Senior Notes approximates its fair value because they were recently issued.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The Company recorded an impairment charge of $0.5 million, $0.5 million, and $0.9 million in fiscal 2013, 2012 and 2011, respectively, to reduce certain store assets to their estimated fair value.  The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.  There were no other changes related to level 3 assets.

 Lease Accounting
The Company leases almost all of its retail locations under operating leases.  The Company recognizes minimum rent expense beginning when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded in deferred rent and are amortized as reductions of rent expense over the terms of the leases.
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
Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "selling, general and administrative expenses" on the accompanying consolidated statements of operations.  Advertising costs approximated $14.9 million, $13.5 million and $13.8 million for the years ended February 1, 2014, February 2, 2013, and January 28, 2012, respectively.

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
Stock-Based Compensation
The Company recognizes expense for all share-based payments to employees based on their fair values.  Total stock-based compensation expense for 2013, 2012 and 2011 was $36.2 million, $34.9 million and $31.0 million, respectively.
The Company recognizes expense related to the fair value of restricted stock units (RSUs) over the requisite service period on a straight-line basis or a shorter period based on the retirement eligibility of the grantee.  The fair value is determined using the closing price of the Company’s common stock on the date of grant.
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

NOTE 2 - BALANCE SHEET COMPONENTS
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 1, 2014 and February 2, 2013 consists of the following:

	February 1,	February 2,
(in millions)	2014	2013
Land	$65.2	$51.4
Buildings	319.8	223.9
Leasehold improvements	960.7	876.2
Furniture, fixtures and equipment	1,307.0	1,174.5
Construction in progress	57.4	107.9
Total property, plant and equipment	2,710.1	2,433.9
Less: accumulated depreciation	1,616.1	1,473.2
Total property, plant and equipment, net	$1,094.0	$960.7

Depreciation expense was $190.7 million, $175.4 million and $164.2 million for the years ended February 1, 2014, February 2, 2013, and January 28, 2012, respectively.

Other Current Liabilities
Other current liabilities as of February 1, 2014 and February 2, 2013 consist of accrued expenses for the following:

	February 1,	February 2,
(in millions)	2014	2013
Compensation and benefits	$95.3	$99.1
Taxes (other than income taxes)	26.4	31.8
Insurance	34.1	33.0
Other	76.5	71.9
Total other current liabilities	$232.3	$235.8
Other Long-Term Liabilities
  Other long-term liabilities as of February 1, 2014 and February 2, 2013 consist of the following:

	February 1,	February 2,
(in millions)	2014	2013
Deferred rent	$86.3	$83.0
Insurance	54.7	51.3
Other	11.4	11.6
Total other long-term liabilities	$152.4	$145.9

NOTE 3 - INCOME TAXES
Total income taxes were allocated as follows:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
(in millions)
Income from continuing operations	$357.6	$359.6	$291.2
Accumulated other comprehensive loss
marking derivative financial instruments
to fair value	—	—	(0.1)
Shareholders' equity, tax benefit on
exercises/vesting of equity-based
compensation	(9.8)	(21.3)	(13.8)
	$347.8	$338.3	$277.3

The provision for income taxes consists of the following:

	Year Ended
	February 1,	February 2,	January 28,
(in millions)	2014	2013	2012
Federal - current	$304.6	$324.5	$240.4
State - current	45.9	42.4	39.4
Foreign - current	0.4	0.5	0.3
Total current	350.9	367.4	280.1

Federal - deferred	10.5	0.3	14.9
State - deferred	0.9	(3.5)	0.1
Foreign - deferred	(4.7)	(4.6)	(3.9)
Total deferred	$6.7	$(7.8)	$11.1
Included in current tax expense for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, are amounts related to uncertain tax positions associated with temporary differences, in accordance with ASC 740.
A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax benefit	3.3	3.0	3.4
Other, net	(0.8)	(1.3)	(1.0)
Effective tax rate	37.5%	36.7%	37.4%
The rate reduction in “other, net” consists primarily of benefits from the resolution of tax uncertainties, interest on tax reserves, federal jobs credits, foreign taxes and tax-exempt interest offset by certain nondeductible expenses.
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

	February 1, 2014	February 2, 2013
(in millions)
Deferred tax assets:
Deferred rent	$38.2	$35.6
Accrued expenses	34.2	32.6
Net operating losses and credit carryforwards	19.3	14.4
Accrued compensation expense	29.5	28.2
Other	0.6	0.8
Total deferred tax assets	121.8	111.6
Valuation allowance	(6.0)	(4.3)
Deferred tax assets, net	115.8	107.3
Deferred tax liabilities:
Property and equipment	(46.6)	(32.8)
Goodwill	(16.9)	(15.9)
Prepaid expenses	(3.7)	(4.0)
Inventory	(5.6)	(3.8)
Total deferred tax liabilities	(72.8)	(56.5)
Net deferred tax asset	$43.0	$50.8
A valuation allowance of $6.0 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.
The company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2013 fiscal year and has applied to participate for fiscal year 2014.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  Our federal tax returns have been examined and all issues have been settled through our fiscal 2012 tax year.  In addition, several states completed their examination during fiscal 2013.  In general, fiscal years 2010 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2010 for some states.
The balance for unrecognized tax benefits at February 1, 2014, was $5.5 million.  The total amount of unrecognized tax benefits at February 1, 2014, that, if recognized, would affect the effective tax rate was $3.6 million (net of the federal tax benefit).  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended February 1, 2014:

	February 1, 2014	February 2, 2013
Beginning Balance	$5.6	$15.5
Additions, based on tax positions related to current year	0.2	2.5
Additions for tax positions of prior years	0.8	2.1
Reductions for tax positions of prior years	(0.2)	(3.1)
Settlements	(0.3)	(1.9)
Lapses in statutes of limitation	(0.6)	(9.5)
Ending balance	$5.5	$5.6
During fiscal 2013, the Company accrued potential interest of $0.3 million, related to these unrecognized tax benefits.  As of February 1, 2014, the Company has recorded a liability for potential interest of $0.5 million.

It is possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months.  At this point it is not possible to estimate a range associated with the resolution of these audits.

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
Future minimum lease payments under noncancelable store and distribution center operating leases are as follows:

(in millions)
2014	$516.4
2015	476.4
2016	394.2
2017	329.6
2018	206.3
Thereafter	403.4
Total minimum lease payments	$2,326.3
The above future minimum lease payments include amounts for leases that were signed prior to February 1, 2014 for stores that were not open as of February 1, 2014.
Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $0.6 million under operating leases.
Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated statements of operations are as follows:

	Year Ended
	February 1,	February 2,	January 28,
(in millions)	2014	2013	2012
Minimum rentals	$496.4	$455.5	$421.8
Contingent rentals	1.8	2.0	1.8
Technology Assets
The Company has commitments totaling approximately $2.4 million to purchase primarily store technology assets for its stores during 2014.
Telecommunication Contracts
The Company has contracted for telecommunication services with agreements expiring in 2017.  The total amount of these commitments is approximately $19.3 million.
Letters of Credit
The Company is a party to three Letter of Credit Reimbursement and Security Agreements providing $130.0 million, $100.0 million, and $20.0 million, respectively for letters of credit.  Letters of credit under these agreements are generally issued for the routine purchase of imported merchandise and approximately $144.1 million was committed to these letters of credit at February 1, 2014.  As discussed in Note 5, the Company also has $150.0 million of available letters of credit included in the $750.0 million Unsecured Credit Agreement; however,  as of February 1, 2014, there were no letters of credit committed under this agreement.
The Company also has approximately $12.9 million in stand-by letters of credit that serve as collateral for its large-deductible insurance programs and expire in fiscal 2014. The Company's Demand Revenue Bonds are also supported by a $13.0 million letter of credit that is renewable annually.

Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores.  These bonds total approximately $3.8 million and are committed through various dates through fiscal 2015.
Contingencies
A collective action was filed against the Company in federal court in Alabama claiming that store managers should have been classified as non-exempt employees under the federal Fair Labor Standards Act (FLSA). The Court granted the Company's motion to decertify in 2012. The individual claims of the four named plaintiffs proceeded to trial and on March 1, 2013, the jury returned verdicts in all four cases in favor of the Company. Other plaintiffs filed individual suits in various federal courts throughout the country. All of these cases have been resolved for immaterial amounts.

A putative class action was filed in federal court in California alleging, among other things, a failure by the Company to provide uninterrupted meal periods, to compensate for all hours worked, and to pay overtime compensation for assistant store managers. This case has been resolved for an immaterial amount.

Winn-Dixie Stores instituted suit in federal court in Florida alleging that the Company sold products in 48 stores in violation of a lease exclusive. In August 2012, the Court denied Winn-Dixie's claim for damages and granted Winn-Dixie’s request for injunctive relief with respect to just one store. Winn-Dixie appealed to the U.S. Court of Appeals for the 11th Circuit, which recently affirmed that Winn-Dixie is not entitled to damages. However, it also held that Winn-Dixie's restriction for the Company's 21 Florida stores required the Company to restrict its sales of food and "many household supplies" such as "soap, matches and paper napkins" to 500 square feet of floor space plus a portion of the surrounding aisle. The 11th circuit remanded the case to the lower court for a new trial to determine the definition of "many household supplies" and how much aisle space should be included. As many as eleven to seventeen additional Florida leases could be impacted. The Company has previously restricted its sale of food only to 500 square feet not including the aisle.

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

In 2011, a collective action was filed against the Company by an assistant store manager and an hourly associate, alleging they were forced to work off the clock in violation of the FLSA and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, conditionally certified an opt-in collective action under the FLSA on behalf of all hourly sales associates who worked for the Company from October 2, 2009 to the present. Less than 4,300 plaintiffs remain in the case. In March 2014, the court denied the Company's motion to decertify the collective action and the case is now continuing.

Four other FLSA putative collective action lawsuits were filed against the Company in federal courts in Georgia, Colorado, Florida and Michigan alleging essentially the same claims on behalf of assistant store managers. A collective action was conditionally certified in one case in federal court in Colorado, and about 2,000 plaintiffs opted in, but the Court decertified the case in August 2013. These cases have been resolved, pending final court approval, for immaterial amounts.

A former non-exempt hourly associate who alleged his primary duty was to work a cash register, on behalf of himself and those similarly situated, filed a Complaint under California's Labor Code and Private Attorney General Act (PAGA) in a California state court alleging the Company failed to provide suitable seating at its cash registers as allegedly required by state law. The Company settled the matter in 2013 for an immaterial amount.

In 2012, a former assistant store manager, on behalf of himself and those alleged to be similarly situated, filed a putative class action in a California state court, alleging the Company failed to provide rest breaks to assistant store managers. The alleged time period is July 13, 2008 to the present. Discovery is ongoing. A hearing on class certification will be held in 2014.

In 2012, two former store managers, under California's Labor Code and Private Attorney General Act (PAGA), instituted suit now pending in the federal court in California on behalf of themselves and others alleged to be similarly aggrieved in the state of California, alleging they were misclassified by the Company as exempt employees. The Company settled with one plaintiff for an immaterial amount. The Company prevailed at trial in November 2013 with the other plaintiff and is awaiting a final order and a possible appeal by the plaintiff.

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
NOTE 5 - LONG-TERM DEBT
Long-term debt at February 1, 2014 and February 2, 2013 consists of the following:

	February 1,	February 2,
(in millions)	2014	2013
$750.0 million Senior Notes,	$750.0	$—
fixed rate interest payable semi-annually, January 15 and July 15
$750.0 million Unsecured Credit Agreement,
interest payable monthly at LIBOR,
plus 0.90%, which was 1.06% at
February 1, 2014, amounts outstanding payable upon
expiration of the facility in February 2017	—	250.0
Demand Revenue Bonds, interest payable monthly
at a variable rate which was 0.19% at
February 1, 2014, principal payable on
demand, maturing June 2018	12.8	14.3
$7.0 million Forgivable Promissory Note, interest payable
beginning in November 2017 at a rate of 1%,
principal payable beginning November 2017	7.0	7.0
Total long-term debt	$769.8	$271.3
Less current portion	12.8	14.3
Long-term debt, excluding current portion	$757.0	$257.0
Maturities of long-term debt are as follows: 2014 - $12.8 million, 2017 - $0.2 million, 2018 - $1.4 million and after 2018 - $755.4 million

Senior Notes
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
Unsecured Credit Agreement
In 2012, the Company entered into an Unsecured Credit Agreement (the Agreement) which provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility is based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of February 1, 2014 no amount was outstanding under the $750.0 million revolving line of credit.
On September 16, 2013, the Company amended the Agreement to enable the issuance of the Notes.
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

On March 3, 2014, the Company repaid the $12.8 million outstanding under the Demand Revenue Bonds and the debt was retired.

Forgivable Promissory Note
In 2012, the Company entered into a promissory note with the state of Connecticut under which the state loaned the Company $7.0 million in connection with the Company's acquisition, construction and installation of land, building, machinery and equipment for the Company's distribution facility in Windsor, Connecticut. If certain performance targets are met, the loan and any accrued interest will be forgiven in fiscal 2017. If the performance targets are not met, the loan and accrued interest must be repaid over a five-year period beginning in fiscal 2017.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
Hedging Derivatives
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties.  The Company hedged 2.8 million, 4.8 million and 3.5 million gallons of diesel fuel in 2013, 2012 and 2011, respectively.  These hedges represented approximately 20%, 35% and 31% of the total domestic truckload fuel needs in 2013, 2012 and 2011, respectively.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included under "Other (income) expense, net" on the accompanying consolidated statements of operations.  The Company did not have any active fuel derivative contracts as of February 1, 2014.
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
NOTE 7 - SHAREHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at February 1, 2014 and February 2, 2013.

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended
	February 1,	February 2,	January 28,
(in millions, except per share data)	2014	2013	2012
Basic net income per share:
Net income	$596.7	$619.3	$488.3
Weighted average number of shares
outstanding	218.1	229.3	240.6
Basic net income per share	$2.74	$2.70	$2.03
Diluted net income per share:
Net income	$596.7	$619.3	$488.3
Weighted average number of shares
outstanding	218.1	229.3	240.6
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1.0	1.4	1.8
Weighted average number of shares and
dilutive potential shares outstanding	219.1	230.7	242.4
Diluted net income per share	$2.72	$2.68	$2.01
At February 1, 2014, February 2, 2013 and January 28, 2012, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Share Repurchase Programs
The Company repurchases shares on the open market and under Accelerated Share Repurchase agreements.

On September 17, 2013, the Company entered into two $500.0 million variable maturity accelerated share repurchase agreements to repurchase $1.0 billion of the Company’s common shares in the aggregate. One agreement is collared and the other is uncollared.

The number of shares to be received by the Company under the collared agreement is determined based on the weighted average market price of the Company’s common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares.  Under this agreement, the Company received 7.8 million shares during the year ended February 1, 2014. This represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar".

The number of shares to be received by the Company under the uncollared agreement is determined based on the weighted average market price of the Company's common stock, less a discount, during a calculation period ending on or before June 2014. The Company received an initial delivery of 7.2 million shares during the year ended February 1, 2014. If the actual number of shares to be repurchased under the agreement exceeds the number of shares initially delivered, the Company will receive the excess shares at the end of the calculation period. If the number of shares initially delivered exceeds the actual number of shares to be repurchased, the Company will pay or deliver an amount equal to that excess in either cash or shares at the Company's election. On February 14, 2014 the uncollared agreement concluded and the Company received an additional 1.9 million shares resulting in a total of 9.1 million shares repurchased under this agreement.
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
On the open market, the Company repurchased 2.4 million shares for $112.1 million in fiscal 2013.  The Company repurchased 7.7 million shares for $340.2 million in fiscal 2012.  The Company repurchased 5.3 million shares for $145.9 million in fiscal 2011.  At February 1, 2014, the Company had $1.0 billion remaining under Board repurchase authorization.
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
Contributions to and reimbursements by the Company of expenses of the plan included in the accompanying consolidated statements of operations were as follows:

Year ended February 1, 2014	$35.8 million
Year ended February 2, 2013	$40.7 million
Year Ended January 28, 2012	$37.9 million
Eligible employees vest in the Company’s profit sharing contributions based on the following schedule:

•	20% after two years of service
•	40% after three years of service
•	60% after four years of service
•	100% after five years of service
All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.
Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals were approximately $5.1 million and $4.2 million, respectively, at February 1, 2014 and February 2, 2013, and are included in "other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "other assets, net" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended February 1, 2014, February 2, 2013, or January 28, 2012.
NOTE 9 - STOCK-BASED COMPENSATION PLANS
At February 1, 2014, the Company has seven stock-based compensation plans.  Each plan and the accounting method are described below.
Fixed Stock Option Compensation Plans
Under the Equity Incentive Plan (EIP), the Company granted up to 18.0 million shares of its Common Stock, plus any shares available for future awards under the 1995 Stock Incentive Plan, to the Company’s employees, including executive officers and independent contractors.  The EIP permitted the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock.  The exercise price of each stock option granted equaled the market price of the Company’s stock at the date of grant.  The options generally vest over a three -year period and have a maximum term of 10 years.  This plan was terminated on June 16, 2011 and replaced with the Company’s Omnibus Incentive Plan (Omnibus Plan).

The Executive Officer Equity Incentive Plan (EOEP) was available only to the Chief Executive Officer and certain other executive officers.  These officers no longer received awards under the EIP.  The EOEP allowed the Company to grant the same type of equity awards as the EIP.  These awards generally vest over a three-year period, with a maximum term of 10 years for stock options.  This plan was terminated on June 16, 2011 and replaced with the Omnibus Plan.
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
The 2003 Non-Employee Director Stock Option Plan (NEDP) provided non-qualified stock options to non-employee members of the Company's Board of Directors.  The stock options were functionally equivalent to the options issued under the EIP discussed above.  The exercise price of each stock option granted equaled the closing market price of the Company’s stock on the date of grant.  The options generally vested immediately.  This plan was terminated on June 16, 2011 and replaced with the Omnibus Plan.
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
Restricted Stock
The Company granted 0.5 million, 0.5 million and 0.7 million service-based RSUs, net of forfeitures in 2013, 2012 and 2011, respectively, from the Omnibus Plan, EIP and the EOEP to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of the grantee.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $21.1 million, $21.9 million and $19.2 million of expense related to these RSUs during 2013, 2012 and 2011, respectively.  As of February 1, 2014, there was approximately $21.4 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 21 months.
In 2013, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2013 and future service of these officers through March 2016.  The Company met these performance targets in fiscal 2013; therefore, the fair value of these RSUs of $9.9 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $6.5 million of expense related to these RSUs in 2013.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2012, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2012 and future service of these officers through March 2015.  The Company met these performance targets in fiscal 2012; therefore, the fair value of these RSUs of $8.1 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $1.1 million and $5.7 million of expense related to these RSUs in 2013 and 2012, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

In 2011, the Company granted 0.3 million RSUs from the EIP and the EOEP to certain officers of the Company, contingent on the Company meeting certain performance targets in 2011 and future service of these officers through March 2014.  The Company met these performance targets in fiscal 2011; therefore, the fair value of these RSUs of $7.3 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $0.8 million, $0.9 million and $5.4 million of expense related to these RSUs in 2013, 2012 and 2011, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2013, the Company granted RSUs with an estimated value of $1.7 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016. Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated value is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $1.0 million of expense related to these RSUs in 2013. The estimated value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2012, the Company granted RSUs with an estimated value of $1.7 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 29, 2012 and ending on January 31, 2015. Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated value is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.2 million and $1.0 million of expense related to these RSUs in 2013 and 2012. The estimated value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2011, the Company granted RSUs with an estimated value of $0.7 million from the Omnibus Plan to certain officers of the Company.  Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 30, 2011 and ending on February 1, 2014.  The estimated value is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.1 million, $0.2 million and $0.4 million of expense related on these RSUs in 2013, 2012 and 2011, respectively.  The estimated value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2012, the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to the Chief Executive Officer of the Company, contingent on the Company meeting certain performance targets for the period beginning July 29, 2012 and ending on August 3, 2013 and the grantee completing a five-year service requirement. The fair value of these RSUs is being expensed ratably over the five-year vesting period. The Company recognized $2.0 million and $1.3 million of expense related to these RSUs in 2013 and 2012. The fair value of these RSUs was determined using the Company's closing stock price on the grant date.
The following table summarizes the status of RSUs as of February 1, 2014, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2013	2,054,173	$35.37
Granted	781,883	47.24
Vested	(1,026,993)	28.87
Forfeited	(85,429)	41.63
Nonvested at February 1, 2014	1,723,634	$41.64
In connection with the vesting of RSUs in 2013, 2012 and 2011, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $18.6 million, $22.1 million and $13.2 million, respectively.  The total fair value of the restricted shares vested during the years ended February 1, 2014, February 2, 2013 and January 28, 2012 was $29.7 million, $26.6 million and $20.9 million, respectively.
Stock Options

Stock options granted in 2013, 2012 and 2011 were to directors under the Director Deferred Compensation Plan, vest immediately and are expensed on the grant date.
The following tables summarize the Company's various option plans and information about options outstanding at February 1, 2014 and changes during the year then ended.

Stock Option Activity
	February 1, 2014
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)
Outstanding, beginning of period	718,255	$11.66
Granted	12,228	53.59
Exercised	(138,673)	9.05
Forfeited	(22,992)	6.67
Outstanding, end of period	568,818	$13.40	3.7	$21.2
Options vested and expected to vest
at February 1, 2014	568,818	$13.40	3.7	$21.2
Options exercisable at end of period	568,818	$13.40	3.7	$21.2

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at February 1,	Remaining	Exercise	at February 1,	Exercise
Prices	2014	Contractual Life	Price	2014	Price
$7.21 to $9.71	305,840	2.3	$8.92	305,840	$8.92
$9.72 to $14.52	192,214	4.6	13.07	192,214	13.07
$14.53 to $19.93	15,516	5.9	17.21	15,516	17.21
$19.94 to $28.36	21,132	6.8	25.09	21,132	25.09
$28.37 to $58.45	34,116	8.6	46.41	34,116	46.41
$7.21 to $58.45	568,818	3.7	$13.40	568,818	$13.40
The intrinsic value of options exercised during 2013, 2012 and 2011 was approximately $5.6 million, $21.8 million and $16.4 million, respectively.
Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 5,278,125 shares of Common Stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 4,683,801 shares as of February 1, 2014.
The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected term	3 months	3 months	3 months
Expected volatility	11.6%	11.9%	12.6%
Annual dividend yield	—%	—%	—%
Risk free interest rate	—%	0.1%	0.1%

The weighted average per share fair value of purchase rights granted in 2013, 2012 and 2011 was $8.26, $6.97 and $5.22, respectively.  Total expense recognized for these purchase rights was $1.0 million in 2013 and $0.9 million in 2012 and 2011.
NOTE 10 – SALE OF INVESTMENT
On September 28, 2012, the Company sold its ownership interest in Ollie's Holdings, Inc., which it originally acquired in 2003. As a result of the sale, the Company recorded a pre-tax gain of $60.8 million in 2012 which is included in “Other (income) expense, net” on the accompanying consolidated statements of operations. The gain, net of tax, was $38.1 million and increased earnings per diluted share for 2012 by $0.16.
NOTE 11 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth certain items from the Company's unaudited consolidated statements of operations for each quarter of fiscal year 2013 and 2012.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income per share data)	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)
Fiscal 2013:
Net sales	$1,865.8	$1,854.9	$1,884.7	$2,234.9
Gross profit	$656.0	$648.7	$659.9	$825.2
Operating income	$216.6	$201.3	$204.3	$348.2
Net income	$133.5	$124.7	$125.4	$213.0
Diluted net income per share	$0.59	$0.56	$0.58	$1.02
Stores open at end of quarter	4,763	4,842	4,953	4,992
Comparable store net sales change	2.1%	3.7%	3.1%	1.2%
Fiscal 2012:
Net sales	$1,723.6	$1,704.6	$1,720.5	$2,245.8
Gross profit	$602.7	$599.6	$599.6	$850.7
Operating income	$188.0	$184.4	$184.2	$363.5
Net income	$116.1	$119.2	$155.4	$228.6
Diluted net income per share	$0.50	$0.51	$0.68	$1.01
Stores open at end of quarter	4,451	4,523	4,630	4,671
Comparable store net sales change	5.6%	4.5%	1.6%	2.4%
(1) Easter was observed on March 31, 2013 and April 8, 2012
(2) Fiscal 2013 contains 13 weeks ended February 1, 2014 while Fiscal 2012 contains 14 weeks ended February 2, 2013

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
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 1, 2014, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992).  Based on this assessment, the Company’s management has concluded that, as of February 1, 2014, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears below.
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
We have audited Dollar Tree Inc.’s (the Company) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 1, 2014, and February 2, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2014, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
March 14, 2014
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 19, 2014 (Proxy Statement), under the caption "Information concerning Nominees, Directors and Executive Officers.”
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
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information set forth in the Proxy Statement under the caption "Ratification of Appointment of KPMG LLP as Independent Registered Accounting Firm," is incorporated herein by reference.
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

3.	Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 17, 2010) (Exhibit 3.1 to the Company’s June 17, 2010 Current Report on Form 8-K, incorporated herein by this reference).

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s October 6, 2011 Current Report on Form 8-K, incorporated herein by this reference).

4.	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference).

10.	Material Contracts

10.1.1	Stock Incentive Plan (SIP) (Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, incorporated herein by this reference).*

10.1.2	First Amendment to the SIP (Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by this reference).*

10.1.3	Second Amendment to the SIP (Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by this reference).*

10.1.4	Third Amendment to the SIP (Appendix to the Definitive Proxy Statement, filed April 19, 2000, incorporated herein by this reference).*

10.1.5	Fourth Amendment to the Company’s SIP (Exhibit 10.4 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

* Management contract or compensatory plan or arrangement

10.1.6	Fifth Amendment to the SIP (Exhibit 10.4 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.1.7	Sixth Amendment to the SIP (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, incorporated herein by this reference).*

10.2	Non-Qualified Deferred Compensation Plan (Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by this reference).*

10.3.1	2003 Non-Employee Director Stock Option Plan (Exhibit C to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference).*

10.3.2	Second Amendment to the 2003 Non-Employee Director Stock Option Plan (Exhibit 10.7 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.3.3
Third Amendment to the Company’s 2003 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, incorporated herein by this reference).*

10.4.1	2003 Director Deferred Compensation Plan (Exhibit D to the Definitive Proxy Statement, filed April 30, 2003, incorporated herein by this reference).*

10.4.2	Second Amendment to the Company’s 2003 Director Deferred Compensation Plan (Exhibit 10.3 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.4.3	Third Amendment to the 2003 Director Deferred Compensation Plan (Exhibit 10.6 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.5.1	The Company’s 2003 Equity Incentive Plan (as amended) (EIP) (Exhibit A to the Definitive Proxy Statement filed on April 29, 2004, incorporated herein by this reference).*

10.5.2	Second Amendment to the Company’s EIP (Exhibit 10.2 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.5.3	Third Amendment to the EIP (Exhibit 10.3 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.6.1	The Company’s 2004 Executive Officer Equity Plan (EOEP) (Exhibit B to the Definitive Proxy Statement filed on April 29, 2004, incorporated herein by this reference).*

10.6.2	Second Amendment to the Company’s EOEP (Exhibit 10.1 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.6.3	Third Amendment to the Company’s EOEP (Exhibit 10.2 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.6.4	Fourth Amendment to the Company’s EOEP (Exhibit 10.2 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.7
Form of Standard Restricted Stock Unit Award Agreement for use under the Company’s EIP and EOEP (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004, incorporated herein by this reference).*

10.8
Form of Standard Option Award Agreement for use under the Company’s EIP and EOEP (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004, incorporated herein by this reference).*

10.9
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

10.11.1
The Company’s 2005 Employee Stock Purchase Plan (ESPP) (Appendix A to the Company’s 2005 Definitive Proxy Statement on Schedule 14-A, initially filed with the Commission on May 9, 2005, which is incorporated herein by this reference).*

* Management contract or compensatory plan or arrangement

10.11.2	Amendment to the ESPP (Exhibit 10.1 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.12	Change in Control Retention Agreements (Exhibit 10.1 to the Company’s March 14, 2007 Report on Form 8-K, incorporated herein by this reference).*

10.13
Amended and Restated Severance Agreement between the Company and Robert H. Rudman dated March 29, 2007 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, incorporated herein by this reference).*

10.14.1
Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated June 21, 2007 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007, incorporated herein by this reference).*

10.14.2	Letter Modification to Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated October 10, 2013 (filed herewith).*

10.15	Amendments to the Company’s Stock Plans (Exhibit 10.5 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.16	New policy for director compensation (as described in Item 1.01 of the Company's January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.17
Form of Standard Restricted Stock Unit Award Agreement for use under the Company’s EIP and the Company’s EOEP (Exhibit 10.2 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.18
Form of Standard Stock Option Agreement for use under the Company’s 2003 EIP and the Company’s EOEP (Exhibit 10.2 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.19	$550.0 million unsecured Credit Agreement, dated February 20, 2008 (Exhibit 10.1 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference).

10.20	Assignment and Assumption Agreement (Exhibit 10.5 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.21	Store Lease with Suburban Management and Related Renewals (Exhibit 10.1 to the Company's May 3, 2008 Quarterly Report on form 10-Q, incorporated herein by this reference).

10.22	Store Lease with DMK Associates and Related Renewals (Exhibit 10.2 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.23	Store Lease with DMK Associates and Related Renewals (Exhibit 10.3 to the Company's May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.24	Amendments to the Assumed Incentive Plans (Exhibit 10.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.25.1
Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s December 2, 2008 Report on Form 8-K, incorporated herein by this reference).*

10.25.2
Amendment to Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s October 6, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.26	Form of the Company’s Named Executive Officer Option Agreement (Exhibit 10.1 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.27	Form of the Company’s Named Executive Officer Restricted Stock Unit Agreement (Exhibit 10.2 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.28	Purchase Agreement dated October 10, 2010 (Exhibit 10.1 to the Company’s October 12, 2010 Current Report on Form 8-K, incorporated herein by this reference).

10.29	Description of Dollar Tree, Inc. Management Incentive Compensation Plan (Exhibit 10.1 to the Company’s April 30, 2011 Quarterly Report on Form 10-Q, incorporated herein by reference).*

* Management contract or compensatory plan or arrangement

10.30	2011 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.31	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.2 to the Company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.32	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.33	Form of Non-employee Director Option Agreement (Exhibit 10.4 to the company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.34
Accelerated Share Repurchase Program Collared Master Confirmation dated August 24, 2011 (Exhibit 10.6 to the Company’s October 29, 2011 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.35
Accelerated Share Repurchase Program Supplemental Confirmation dated August 24, 2011 (Exhibit 10.7 to the Company’s October 29, 2011 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.36
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

10.38	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.1 to the Company's March 15, 2012 current Report on Form 8-K, incorporated herein by this reference).*

10.39	Form of Restricted Stock Unit Agreement (Exhibit 10.2 to the Company's March 15, 2012 Current Report on Form 8-K, incorporated herein by this reference).*

10.40.1
Dollar Tree Stores, Inc. $750.0 million Credit Agreement, dated June 6, 2012 with Wells Fargo Bank, N.A., as administrative agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2012, incorporated herein by this reference).

10.40.2
Dollar Tree Stores, Inc. amendment to $750.0 million Credit Agreement, with Wells Fargo Bank, N.A., as administrative agent (Exhibit 10.6 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.41
Form of change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer (Exhibit 10.2 to the Company's July 28, 2012 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.42
Restricted Stock Unit Agreement dated June 13, 2012 between the Company and Bob Sasser, Chief Executive Officer (Exhibit 10.3 to the Company's July 28, 2012 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.43
Form of Change in Control Retention Agreement between the Company and James A. Paisley, Chief Information Officer (Exhibit 10.1 to the Company's April 4, 2013 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.44
Form of Change in Control Retention Agreement between the Company and Mike R. Matacunas, Chief Administrative Officer (Exhibit 10.1 to the Company's August 3, 2013 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.45
Form of Change in Control Retention Agreement between the Company and William A. Old, Jr, Chief Legal Officer and Corporate Secretary (Exhibit 10.2 to the Company's August 3, 2013 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.46
Note Purchase Agreement, dated as of September 16, 2013, among Dollar Tree, Inc., Dollar Tree Stores, Inc. and the institutional accredited investors set forth therein, with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC acting as Joint Placement Agents on behalf of the Company, in connection with the private placement notes. (Exhibit 10.5 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

* Management contract or compensatory plan or arrangement

10.47
Issuer Collared Forward Repurchase Transaction Master Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.1 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.48
Issuer Collared Forward Repurchase Transaction Supplemental Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.2 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.49
Issuer Uncollared Forward Repurchase Transaction Master confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.3 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.50
Issuer Uncollared Forward Repurchase Transaction Supplemental Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.4 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.51	Post-Retirement Benefit Agreement Between the Company and J. Douglas Perry dated November 4, 2013 (filed herewith).*

* Management contract or compensatory plan or arrangement

21.	Subsidiaries of the Registrant

21.1	Subsidiaries (filed herewith)

23.	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.	Certifications required under Section 302 of the Sarbanes-Oxley Act

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.	Statements under Section 906 of the Sarbanes-Oxley Act

32.1	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Statement under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer
101.0 Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	March 14, 2014	By:	/s/ Bob Sasser
Bob Sasser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 14, 2014

/s/ Bob Sasser
Bob Sasser	Director, Chief Executive Officer	March 14, 2014
(principal executive officer)

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Lead Independent Director	March 14, 2014

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	March 14, 2014

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 14, 2014

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 14, 2014

/s/ H. Ray Compton
H. Ray Compton	Director	March 14, 2014

/s/ Conrad M. Hall		March 14, 2014
Conrad M. Hall	Director

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 14, 2014

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 14, 2014
(principal financial and
accounting officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 14, 2014

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 14, 2014