Form 10-Q
period 2014-05-03
DOLLAR TREE INC
filed 2014-05-22
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2014
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

As of May 16, 2014, there were 206,815,166 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
(in millions, except per share data)	2014	2013
Net sales	$2,000.3	$1,865.8
Cost of sales	1,303.7	1,209.8
Gross profit	696.6	656.0
Selling, general and administrative
expenses	464.7	439.4
Operating income	231.9	216.6
Interest expense, net	8.1	0.6
Other expense, net	—	0.4
Income before income taxes	223.8	215.6
Provision for income taxes	85.5	82.1
Net income	$138.3	$133.5
Basic net income per share	$0.67	$0.60
Diluted net income per share	$0.67	$0.59
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
(in millions)	2014	2013
Net income	$138.3	$133.5

Foreign currency translation adjustments	1.2	(1.7)

Total comprehensive income	$139.5	$131.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current assets:
Cash and cash equivalents	$387.1	$267.7	$383.3
Merchandise inventories, net	1,042.9	1,035.3	1,009.5
Current deferred tax assets, net	14.2	18.9	14.5
Other current assets	92.8	56.6	82.5
Total current assets	1,537.0	1,378.5	1,489.8
Property, plant and equipment, net	1,115.5	1,094.0	1,018.2
Goodwill	169.6	169.3	172.9
Deferred tax assets, net	30.3	24.1	29.4
Other assets, net	105.6	106.0	101.5
TOTAL ASSETS	$2,958.0	$2,771.9	$2,811.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$12.8	$14.3
Accounts payable	447.0	393.9	392.6
Other current liabilities	196.4	232.3	184.1
Income taxes payable	81.1	47.3	72.0
Total current liabilities	724.5	686.3	663.0
Long-term debt, excluding current portion	757.0	757.0	257.0
Income taxes payable, long-term	5.5	5.5	5.2
Other liabilities	153.2	152.4	146.9
Total liabilities	1,640.2	1,601.2	1,072.1
Commitments and contingencies
Shareholders' equity	1,317.8	1,170.7	1,739.7
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,958.0	$2,771.9	$2,811.8

Common shares outstanding	206.8	208.1	223.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$138.3	$133.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	50.7	45.1
Other non-cash adjustments to net income	15.8	23.7
Changes in operating assets and liabilities	(6.6)	(73.0)
Net cash provided by operating activities	198.2	129.3
Cash flows from investing activities:
Capital expenditures	(71.9)	(103.2)
Proceeds from sale of restricted investments	—	15.0
Proceeds from sale of fixed assets	0.3	—
Net cash used in investing activities	(71.6)	(88.2)
Cash flows from financing activities:
Payments for long-term debt	(12.8)	—
Payments for share repurchases	—	(68.4)
Proceeds from stock issued pursuant to stock-based
compensation plans	1.9	2.0
Tax benefit of exercises/vesting of stock-based compensation	3.4	9.0
Net cash used in financing activities	(7.5)	(57.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)
Net increase (decrease) in cash and cash equivalents	119.4	(16.6)
Cash and cash equivalents at beginning of period	267.7	399.9
Cash and cash equivalents at end of period	$387.1	$383.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$0.2	$0.9
Income taxes	$49.6	$74.0
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 1, 2014 contained in the Company's Annual Report on Form 10-K filed March 14, 2014. The results of operations for the 13 weeks ended May 3, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2015.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 3, 2014 and May 4, 2013 and the results of its operations and cash flows for the periods presented. The February 1, 2014 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. LITIGATION MATTERS

Winn-Dixie Stores instituted suit in federal court in Florida alleging that the Company sold products in 48 stores in violation of a lease exclusive. In August 2012, the Court denied Winn-Dixie's claim for damages and granted Winn-Dixie’s request for injunctive relief with respect to just one store. Winn-Dixie appealed to the U.S. Court of Appeals for the 11th Circuit, which recently affirmed that Winn-Dixie is not entitled to damages. However, it also held that Winn-Dixie's restriction for the Company's 21 Florida stores required the Company to restrict its sales of food and "many household supplies" such as "soap, matches and paper napkins" to 500 square feet of floor space plus a portion of the surrounding aisle. The 11th circuit remanded the case to the lower court for a new trial to determine the definition of "many household supplies" and how much aisle space should be included. More than twenty additional Florida leases may be impacted. The Company has previously restricted its sale of food only to 500 square feet not including the aisle.

A supermarket filed a lease exclusive case against the Company in Pennsylvania state court. After a trial on liability issues only, a jury determined that the Company violated the supermarket's lease exclusive. The Company strongly disagrees with this verdict and has appealed. A trial on damages is expected to be held in 2014. Plaintiff's experts assert that plaintiff's damages are approximately $6.2 million. Defendant's experts contend there were no damages suffered as a result of the Company’s alleged conduct and that any damages sought cannot be reasonably proved.

A supermarket filed a lease exclusive case and a companion unfair competition case against the Company in a Pennsylvania state court. Discovery has closed in the first of these actions, and trial is expected to occur in 2014. The related unfair competition case is in its early stages and no discovery has commenced.

In 2011, a collective action was filed against the Company by an assistant store manager and an hourly associate, alleging they were forced to work off the clock in violation of the Fair Labor Standards Act (FLSA) and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, conditionally certified an opt-in collective action under the FLSA on behalf of hourly sales associates. Approximately 4,300 plaintiffs remain in the case. In March 2014, the court denied the Company's motion to decertify the collective action and the case is now continuing.

In 2012, a former assistant store manager, on behalf of himself and those alleged to be similarly situated, filed a putative class action in a California state court, alleging the Company failed to provide rest breaks to assistant store managers. The alleged time period is July 13, 2008 to the present. Discovery is ongoing. The class has been certified and the case may now proceed to trial if an appeal is not granted.

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

In May 2014, a former assistant store manager filed a putative class action in a California state court for alleged failure to provide meal periods, overtime, timely payment of wages during employment and upon termination, failure to provide accurate wage statements, as well as for alleged failure to indemnify employees for business expenses in violation of California labor laws. This matter is in early stages of investigation.

In September 2013, district attorneys in California initiated an investigation of whether the Company properly disposed of certain damaged retail products under Federal and California state environmental law, primarily the Resource Conservation and Recovery Act. This matter is in early stages of investigation.

In May 2014, the US Consumer Product Safety Commission ("CPSC") began a staff investigation of circumstances related to 15 Letters of Advice that the Company received from the CPSC from 2009 to 2013.

The Company will vigorously defend itself in these matters. The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these lawsuits will not have a material effect on its results of operations for the period in which they are resolved. Based on the information available to the Company, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, the Company is unable to express an opinion as to the outcome of these matters and cannot estimate a potential range of loss except as specified above. When a range is expressed above, the Company is currently unable to determine the probability of loss within that range.

3. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 3, 2014. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents was $387.1 million and $383.3 million, at May 3, 2014 and May 4, 2013, respectively. The fair value of the Company's restricted investments was $87.9 million and $79.6 million, at May 3, 2014 and May 4, 2013, respectively. These fair values were determined using Level 1 measurements in the fair value hierarchy. The fair value of the diesel fuel swaps as of May 3, 2014 and May 4, 2013 was immaterial and was estimated using Level 2 measurements in the fair value hierarchy which used discounted cash flow calculations based upon diesel fuel cost curves.

The estimated fair value of the Company’s long-term debt was $770.8 million as of May 3, 2014 and $271.3 million as of May 4, 2013. The fair value of the Senior Notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying value of the Company's Unsecured Credit Agreement and Demand Revenue Bonds at May 4, 2013 approximated their fair values because the interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no changes in fair value related to these assets during the 13 weeks ended May 3, 2014.

4. NET INCOME PER SHARE

The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	May 3,	May 4,
(in millions, except per share data)	2014	2013
Basic net income per share:
Net income	$138.3	$133.5
Weighted average number of shares
outstanding	206.8	224.2
Basic net income per share	$0.67	$0.60
Diluted net income per share:
Net income	$138.3	$133.5
Weighted average number of shares
outstanding	206.8	224.2
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.9	1.0
Weighted average number of shares and
dilutive potential shares outstanding	207.7	225.2
Diluted net income per share	$0.67	$0.59

For the 13 weeks ended May 3, 2014 and May 4, 2013, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

5. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $16.6 million and $15.6 million, during the 13 weeks ended May 3, 2014 and May 4, 2013, respectively.

The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 13 weeks ended May 3, 2014. The estimated $26.4 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $4.4 million of expense related to these RSUs during the 13 weeks ended May 3, 2014.

In the 13 weeks ended May 3, 2014 the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2014. If the Company meets these performance targets in fiscal 2014, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $5.6 million of expense related to these RSUs in the 13 weeks ended May 3, 2014.

In the 13 weeks ended May 3, 2014 the Company granted RSUs with a fair value of $2.0 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 2, 2014 and ending on January 28, 2017. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.7 million of expense related to these RSUs in the 13 weeks ended May 3, 2014.

The Company recognized $5.6 million of expense related to RSUs granted prior to fiscal 2014 in the 13 weeks ended May 3, 2014.

In the 13 weeks ended May 3, 2014, approximately 0.7 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued. During the 13 weeks ended May 4, 2013, approximately 1.0 million RSUs vested and approximately 0.6 million shares, net of taxes, were issued.

6. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties. The Company has entered into fuel derivative contracts for 0.8 million gallons of diesel fuel, or approximately 20% of the Company's domestic truckload fuel needs from August 2014 through October 2014. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other expense, net” on the accompanying condensed consolidated income statements.

7. SHAREHOLDERS' EQUITY

Share Repurchase Program
On September 17, 2013, the Company entered into two $500.0 million variable maturity accelerated share repurchase agreements to repurchase $1.0 billion of the Company’s common shares in the aggregate. One agreement is collared and the other is uncollared.

The number of shares to be received by the Company under the collared agreement is determined based on the weighted average market price of the Company’s common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares.  Under this agreement, the Company received 7.8 million shares during the year ended February 1, 2014. This represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar". On May 15, 2014 the collared agreement concluded and the Company received an additional 1.2 million shares resulting in a total of 9.0 million shares repurchased under this agreement.

The number of shares received by the Company under the uncollared agreement was determined based on the weighted average market price of the Company's common stock, less a discount, during a calculation period ending on or before June 2014. The Company received an initial delivery of 7.2 million shares during the year ended February 1, 2014. On February 14, 2014 the uncollared agreement concluded and the Company received an additional 1.9 million shares during the 13 weeks ended May 3, 2014 resulting in a total of 9.1 million shares repurchased under this agreement.

During the 13 weeks ended May 3, 2014 the Company did not repurchase any shares of common stock on the open market. As of May 3, 2014, the Company has $1.0 billion remaining under Board repurchase authorization.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 14, 2014. Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•	Our profitability is vulnerable to cost increases.

•	A downturn in economic conditions could impact our sales.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	A significant disruption in our computer and technology systems could adversely affect our results of operation or business.

•
If we are unable to secure our customers' credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our results of operation or business.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	Risks associated with our domestic and foreign suppliers from whom our products are sourced could affect our financial performance.

•	We could encounter disruptions in our distribution network or additional costs in distributing merchandise.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors may reduce our sales and profits.

•	Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

•	Failure to comply with our debt covenants could adversely affect our capital resources, financial condition and liquidity.

•	Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a takeover attempt that may be in a shareholder's best interest.

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

At May 3, 2014, we operated 4,891 stores in 48 states and the District of Columbia, as well as 189 stores in Canada, with a total of 44.0 million selling square feet compared to 4,763 stores with 41.2 million selling square feet at May 4, 2013. During the 13 weeks ended May 3, 2014, we opened 94 stores, expanded 28 stores and closed 6 stores, compared to 94 stores opened, 16 stores expanded and 2 stores closed during the 13 weeks ended May 4, 2013. In both 13 week periods ended May 3, 2014 and May 4, 2013, we added approximately 0.8 million selling square feet. The average size of stores opened during the 13 weeks ended May 3, 2014 was approximately 8,200 selling square feet. We believe that this size store is in the range of our optimal size operationally and gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended May 3, 2014, comparable store net sales increased 1.9%, primarily due to increased customer traffic. We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended May 3, 2014, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores. At May 3, 2014, we had frozen and refrigerated merchandise in approximately 3,270 stores compared to approximately 2,780 stores at May 4, 2013. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,710 qualified stores compared to approximately 4,310 stores at May 4, 2013. SNAP benefits were reduced for recipients after November 1, 2013; however, the effect on our sales has not been material.

Results of Operations

13 Weeks Ended May 3, 2014 Compared to the 13 Weeks Ended May 4, 2013

Net Sales. Net sales increased 7.2%, or $134.5 million, compared with last year's first quarter, resulting primarily from sales in our new stores. Comparable store sales increased 2.0% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year first quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 1.9%. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 34.8% in the current quarter from 35.2% in the same quarter last year primarily as a result of the following:

•	Freight costs, as a percentage of sales, increased due to inclement weather and issues with truck availability.

•	Distribution costs, as a percentage of sales, increased due to incremental costs from the new distribution center in Windsor, CT and higher distribution center labor costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the current quarter decreased to 23.2% from 23.6%, as a percentage of net sales, compared to the same period last year. This was the result of the net of the following:

•	Payroll expenses decreased 50 basis points due to lower incentive compensation achievement and lower health care costs.

•	Store operating expenses increased 20 basis points in the current year due to higher utility expenses resulting from colder than normal temperatures.

Operating Income. Operating income for the current quarter was consistent with the same period last year at 11.6% as a percentage of net sales. This is the result of lower selling and administrative expenses, as a percentage of sales, offset by lower gross profit margin in the current quarter as noted above.

Interest expense, net. Interest expense, net was $8.1 million compared to $0.6 million in the prior year quarter due to interest expense related to the $750.0 million of Senior Notes issued in September 2013.

Income Taxes. Our effective tax rate for the 13 weeks ended May 3, 2014 was 38.2% compared to 38.1% for the 13 weeks ended May 4, 2013.

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

The following table compares cash flow information for the 13 weeks ended May 3, 2014 and May 4, 2013:

	13 Weeks Ended
	May 3,	May 4,
(in millions)	2014	2013
Net cash provided by (used in):

Operating activities	$198.2	$129.3

Investing activities	(71.6)	(88.2)

Financing activities	(7.5)	(57.4)

Net cash provided by operating activities increased $68.9 million due primarily to a decrease in cash paid for income taxes and to purchase inventory and an increase in other current liabilities partially offset by an increase in prepaid rent.

Net cash used in investing activities decreased $16.6 million due to lower capital expenditures slightly offset by lower proceeds from the sale of restricted investments. Capital expenditures were higher in 2013 due to the construction of our new distribution center in Windsor, CT and the expansion of our distribution centers in San Bernardino, CA and Marietta, OK.

Net cash used in financing activities decreased $49.9 million compared with the prior year, primarily due to no share repurchase expenditures in the current year partially offset by the repayment of our Demand Revenue Bonds.

At May 3, 2014, our total borrowings were $757.0 million and we had $737.1 million available under our Unsecured Credit Agreement. We also have $230.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $143.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 3, 2014.

On September 17, 2013, we entered into two $500.0 million variable maturity accelerated share repurchase agreements to repurchase $1.0 billion of the Company’s common shares in the aggregate. One agreement is collared and the other is uncollared.

The number of shares we may receive under the collared agreement is determined based on the weighted average market price of our common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares.  Under this agreement, we received 7.8 million shares during the year ended February 1, 2014. This represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar". On May 15, 2014 the collared agreement concluded and we received an additional 1.2 million shares resulting in a total of 9.0 million shares repurchased under this agreement.

The number of shares we received under the uncollared agreement was determined based on the weighted average market price of our common stock, less a discount, during a calculation period ending on or before June 2014. We received an initial delivery of 7.2 million shares during the year ended February 1, 2014. On February 14, 2014 the uncollared agreement concluded and we received an additional 1.9 million shares during the 13 weeks ended May 3, 2014 resulting in a total of 9.1 million shares repurchased under this agreement.

There were no shares repurchased on the open market during the 13 weeks ended May 3, 2014. We repurchased 1.5 million shares of common stock on the open market for $68.4 million during the 13 weeks ended May 4, 2013. As of May 3, 2014, we had $1.0 billion remaining under Board repurchase authorization.

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

Diesel Fuel Cost Risk

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for 0.8 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from August 2014 through October 2014.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other expense, net" on the condensed consolidated income statements. The fair value of these contracts at May 3, 2014 was immaterial.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 3, 2014, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•real estate matters related to store leases; and

•environmental issues.

In addition, we are defendants in several class or collective action lawsuits, lease restriction cases and an environmental investigation. For a discussion of these proceedings, please refer to “Note 2. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 1A.  RISK FACTORS.

There have been no material changes to the risk factors described in Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2014.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents our share repurchase activity for the 13 weeks ended May 3, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
February 2, 2014 to March 1, 2014	1,907,630	$—	1,907,630	$1,000.0
March 2, 2014 to April 5, 2014	—	—	—	1,000.0
April 6, 2014 to May 3, 2014	—	—	—	1,000.0
Total	1,907,630	$—	1,907,630	$1,000.0

On September 17, 2013, we entered into agreements and made payments to repurchase $1.0 billion of our common shares under two $500.0 million Accelerated Share Repurchase Agreements (ASRs). On February 14, 2014 the uncollared agreement concluded and we received an additional 1.9 million shares resulting in a total of 9.1 million shares repurchased under the agreement. On May 15, 2014 the collared agreement concluded and we received an additional 1.2 million shares, without any additional cash payments, resulting in a total of 9.0 million shares repurchased under this agreement. See additional discussion of the ASRs in "Note 7. Shareholders' Equity", included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

As of May 3, 2014, we had $1.0 billion remaining under Board repurchase authorization.
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

DOLLAR TREE, INC.

DATE:	May 22, 2014	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)