Form 10-Q
period 2014-08-02
DOLLAR TREE INC
filed 2014-08-21
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2014
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

As of August 15, 2014, there were 205,625,625 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(in millions, except per share data)	2014	2013	2014	2013
Net sales	$2,031.1	$1,854.9	$4,031.4	$3,720.7
Cost of sales	1,337.0	1,206.2	2,640.7	2,416.0
Gross profit	694.1	648.7	1,390.7	1,304.7
Selling, general and administrative
expenses	489.1	447.4	953.8	886.9
Operating income	205.0	201.3	436.9	417.8
Interest expense, net	8.4	0.7	16.6	1.3
Other (income) expense, net	—	(0.2)	—	0.2
Income before income taxes	196.6	200.8	420.3	416.3
Provision for income taxes	75.1	76.1	160.6	158.1
Net income	$121.5	$124.7	$259.7	$258.2
Basic net income per share	$0.59	$0.56	$1.26	$1.15
Diluted net income per share	$0.59	$0.56	$1.25	$1.15
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(in millions)	2014	2013	2014	2013
Net income	$121.5	$124.7	$259.7	$258.2

Foreign currency translation adjustments	0.9	(4.6)	2.1	(6.3)

Total comprehensive income	$122.4	$120.1	$261.8	$251.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$467.7	$267.7	$413.7
Merchandise inventories, net	1,084.0	1,035.3	1,018.3
Current deferred tax assets, net	17.1	18.9	16.7
Other current assets	94.4	56.6	84.5
Total current assets	1,663.2	1,378.5	1,533.2
Property, plant and equipment, net	1,153.4	1,094.0	1,066.5
Goodwill	169.8	169.3	171.7
Deferred tax assets, net	42.2	24.1	35.4
Other assets, net	118.1	106.0	101.5
TOTAL ASSETS	$3,146.7	$2,771.9	$2,908.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$12.8	$12.8
Accounts payable	524.2	393.9	418.8
Other current liabilities	256.1	232.3	221.8
Income taxes payable	2.7	47.3	18.4
Total current liabilities	783.0	686.3	671.8
Long-term debt, excluding current portion	757.0	757.0	257.0
Income taxes payable, long-term	5.5	5.5	5.6
Other liabilities	153.1	152.4	148.0
Total liabilities	1,698.6	1,601.2	1,082.4
Commitments and contingencies
Shareholders' equity	1,448.1	1,170.7	1,825.9
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,146.7	$2,771.9	$2,908.3

Common shares outstanding	205.6	208.1	223.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 2,	August 3,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$259.7	$258.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	100.6	91.7
Other non-cash adjustments to net income	9.5	23.2
Changes in operating assets and liabilities	(4.5)	(72.8)
Net cash provided by operating activities	365.3	300.3
Cash flows from investing activities:
Capital expenditures	(160.2)	(199.6)
Proceeds from sale of restricted investments	—	15.0
Proceeds from sale of fixed assets	0.3	—
Other	—	(0.3)
Net cash used in investing activities	(159.9)	(184.9)
Cash flows from financing activities:
Payments for long-term debt	(12.8)	(1.5)
Payments for share repurchases	—	(112.1)
Proceeds from stock issued pursuant to stock-based
compensation plans	3.3	3.5
Tax benefit of exercises/vesting of stock-based compensation	3.6	9.6
Net cash used in financing activities	(5.9)	(100.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.1)
Net increase in cash and cash equivalents	200.0	13.8
Cash and cash equivalents at beginning of period	267.7	399.9
Cash and cash equivalents at end of period	$467.7	$413.7
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$16.9	$1.9
Income taxes	$217.5	$211.4
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 1, 2014 contained in the Company's Annual Report on Form 10-K filed March 14, 2014. The results of operations for the 13 and 26 weeks ended August 2, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2015.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of August 2, 2014 and August 3, 2013 and the results of its operations and cash flows for the periods presented. The February 1, 2014 balance sheet information was derived from the audited consolidated financial statements as of that date.

2. LITIGATION MATTERS

Active
Winn-Dixie Stores instituted suit in federal court in Florida alleging that the Company sold products in 48 stores in violation of a lease exclusive. In August 2012, the Court denied Winn-Dixie's claim for damages and granted Winn-Dixie’s request for injunctive relief with respect to just one store. Winn-Dixie appealed to the U.S. Court of Appeals for the 11th Circuit, which recently affirmed that Winn-Dixie is not entitled to damages. However, it also held that Winn-Dixie's restriction for 21 of the Company's Florida stores required the Company to restrict its sales of food and "many household supplies" such as "soap, matches and paper napkins" to 500 square feet of floor space for fixtures containing food and many household supplies plus a portion of the surrounding aisle. The 11th circuit remanded the case to the lower court for a new trial to determine the definition of "many household supplies" and how much aisle space should be included. Additional Florida leases may be impacted. The Company has previously restricted these 21 stores to 500 square feet of floor space for food, not including the aisle and not including many household supplies. These stores must now restrict their sales of certain household supplies further, but it is unclear how certain household products will be defined and how much aisle space must be included.
A supermarket filed a lease exclusive case against the Company in Pennsylvania state court. After a trial on liability issues only, a jury determined that the Company violated the supermarket's lease exclusive. The Company strongly disagrees with this verdict. This case is in the process of being settled for an immaterial amount and the expected settlement amount has been accrued.
In 2011, an assistant store manager and an hourly associate filed a collective action against the Company alleging they were forced to work off the clock in violation of the Fair Labor Standards Act (FLSA) and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, certified an opt-in collective action under the FLSA on behalf of hourly sales associates. Approximately 4,300 plaintiffs remain in the case. In March 2014, the court denied the Company's motion to decertify the collective action and the case is now continuing.
In 2012, a former assistant store manager, on behalf of himself and those alleged to be similarly situated, filed a putative class action in a California state court, alleging the Company failed to provide rest breaks to assistant store managers. The alleged time period is July 13, 2008 to the present. Discovery is ongoing. The class has been certified and the case is proceeding to the liability phase.
In 2013, a former assistant store manager on behalf of himself and others alleged to be similarly aggrieved filed a representative Private Attorney General Act ("PAGA") claim under California law currently pending in federal court in California. The suit alleges that the Company failed to provide uninterrupted meal periods and rest breaks; failed to pay minimum, regular and overtime wages; failed to maintain accurate time records and wage statements; and failed to pay wages due upon termination of employment. Discovery has not commenced. A trial date has been set for October 26, 2015.
In May 2014, a former assistant store manager filed a putative class action in a California state court for alleged failure to provide meal periods, overtime, timely payment of wages during employment and upon termination, failure to provide accurate wage statements, as well as for alleged failure to indemnify employees for business expenses in violation of California labor laws. This matter is in early stages of litigation. Discovery has not commenced and no trial date has been set.
In September 2013, district attorneys in California initiated an investigation of whether the Company properly disposed of certain damaged retail products under Federal and California state environmental law, primarily the Resource Conservation and Recovery Act. The outcome of this matter cannot be determined at this time.
In May 2014, the US Consumer Product Safety Commission ("CPSC") began a staff investigation of circumstances related to 15 Letters of Advice that the Company received from the CPSC from 2009 to 2013. The outcome of this matter cannot be determined at this time.
In July and August 2014, shareholders of Family Dollar Stores, Inc. (“Family Dollar”) filed two class actions in Delaware chancery court against Family Dollar’s CEO and board members alleging breach of fiduciary duty. Dollar Tree and Family Dollar were also named as defendants for allegedly aiding and abetting the other defendants. The claimed breach derives from the execution of the merger agreement dated July 27, 2014, between Dollar Tree and Family Dollar, which is alleged to offer unfair and inadequate consideration for Family Dollar stock. The class actions, among other things, seek to prevent the merger, obtain higher merger consideration or seek monetary damages.

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
Resolved

A supermarket filed a lease exclusive case and a companion unfair competition case against the Company in a Pennsylvania state court. These two cases have settled for immaterial amounts which have been accrued.
In 2012, two former store managers, under California's Labor Code and PAGA, instituted suit in the federal court in California on behalf of themselves and others alleged to be similarly aggrieved in the state of California, alleging they were misclassified by the Company as exempt employees. The Company settled with one plaintiff for an immaterial amount. The Company prevailed at trial in November 2013 with the other plaintiff. A final Order has been entered in favor of the Company and the Plaintiff waived his right to appeal.
3. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 2, 2014. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents was $467.7 million and $413.7 million, at August 2, 2014 and August 3, 2013, respectively. The fair value of the Company's restricted investments was $87.9 million and $79.6 million, at August 2, 2014 and August 3, 2013, respectively. These fair values were determined using Level 1 measurements in the fair value hierarchy. The fair value of the diesel fuel swaps as of August 2, 2014 and August 3, 2013 was immaterial and was estimated using Level 2 measurements in the fair value hierarchy which used discounted cash flow calculations based upon diesel fuel cost curves.

The estimated fair value of the Company’s long-term debt was $723.9 million as of August 2, 2014 and $269.8 million as of August 3, 2013. The fair value of the Senior Notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying value of the Company's Unsecured Credit Agreement and Demand Revenue Bonds at August 3, 2013 approximated their fair values because the interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no changes in fair value related to these assets during the 13 and 26 weeks ended August 2, 2014.

4. NET INCOME PER SHARE

The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(in millions, except per share data)	2014	2013	2014	2013
Basic net income per share:
Net income	$121.5	$124.7	$259.7	$258.2
Weighted average number of shares
outstanding	205.8	223.4	206.3	223.8
Basic net income per share	$0.59	$0.56	$1.26	$1.15
Diluted net income per share:
Net income	$121.5	$124.7	$259.7	$258.2
Weighted average number of shares
outstanding	205.8	223.4	206.3	223.8
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.8	0.9	0.9	1.0
Weighted average number of shares and
dilutive potential shares outstanding	206.6	224.3	207.2	224.8
Diluted net income per share	$0.59	$0.56	$1.25	$1.15

For the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

5. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $7.2 million and $23.9 million during the 13 and 26 weeks ended August 2, 2014, respectively. Stock-based compensation expense was $7.2 million and $22.8 million, during the 13 and 26 weeks ended August 3, 2013, respectively.

The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 26 weeks ended August 2, 2014. The estimated $26.4 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $2.2 million and $6.6 million of expense related to these RSUs during the 13 and 26 weeks ended August 2, 2014.

In the 26 weeks ended August 2, 2014 the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2014. If the Company meets these performance targets in fiscal 2014, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.4 million and $6.0 million of expense related to these RSUs in the 13 and 26 weeks ended August 2, 2014.

In the 26 weeks ended August 2, 2014 the Company granted RSUs with a fair value of $2.0 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 2, 2014 and ending on January 28, 2017. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.1 million and $0.8 million of expense related to these RSUs in the 13 and 26 weeks ended August 2, 2014.

The Company recognized $4.1 million and $9.8 million of expense related to RSUs granted prior to fiscal 2014 in the 13 and 26 weeks ended August 2, 2014. For the 13 and 26 weeks ended August 3, 2013, the Company recognized $4.2 million and $9.7 million of expense related to these RSUs.

In the 26 weeks ended August 2, 2014, approximately 0.8 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued. During the 26 weeks ended August 3, 2013, approximately 1.0 million RSUs vested and approximately 0.6 million shares, net of taxes, were issued. In the 13 weeks ended August 2, 2014 approximately 0.1 million RSUs vested. Less than 0.1 million RSUs vested in the 13 weeks ended August 3, 2013.

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

In August 2014, the Company entered into additional fuel derivative contracts with a third party for approximately 0.8 million gallons of diesel fuel, or approximately 20% of its fuel needs from November 2014 through January 2015. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation. These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives will be included in earnings.

7. SHAREHOLDERS' EQUITY

Share Repurchase Program

On September 17, 2013, the Company entered into two $500.0 million variable maturity accelerated share repurchase agreements to repurchase $1.0 billion of the Company’s common shares in the aggregate. One agreement was collared and the other was uncollared.

The number of shares to be received by the Company under the collared agreement was determined based on the weighted average market price of the Company’s common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares.  Under this agreement, the Company received 7.8 million shares during the year ended February 1, 2014. This represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar". On May 15, 2014 the collared agreement concluded and the Company received an additional 1.2 million shares resulting in a total of 9.0 million shares repurchased under this agreement.

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

During the 13 and 26 weeks ended August 2, 2014 the Company did not repurchase any shares of common stock on the open market. As of August 2, 2014, the Company has $1.0 billion remaining under Board repurchase authorization.

8. PROPOSED ACQUISITION

On July 27, 2014, the Company executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction ("Merger"). The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close by early 2015, at which time the Family Dollar shareholders will receive $59.60 in cash plus no more than 0.3036 and no less than 0.2484 shares of the Company's common stock for each share of Family Dollar common stock they own. The transaction is subject to Family Dollar shareholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

The Company intends to finance the acquisition through a combination of cash on hand, bank debt and bonds. In connection with the transaction, the Company has received a financing commitment from JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., Royal Bank of Canada and U.S. Bank, National Association with the bank debt syndication and bond offering expected to occur prior to closing.

On or before closing, the company is expected to incur approximately $174.0 million in merger related expenses, of which $7.5 million was incurred in the 2nd quarter of 2014 and recorded in "Selling, general and administrative expenses." The Company also expects to expend approximately $172.2 million in capitalizable costs related to the proposed merger financing. Of this amount, $12.8 million of deferred financing costs was recorded in the second quarter of 2014 in "Other assets, net."

For additional discussion of the proposed merger, please see the "Proposed Merger" section included in "Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-Q.

9. SUBSEQUENT EVENTS

Fuel Hedge

In August 2014, the Company entered into additional fuel derivative contracts with a third party for approximately 0.8 million gallons of diesel fuel, or approximately 20% of its fuel needs from November 2014 through January 2015. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation. These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives will be included in earnings.

Credit Agreement Amendment

On August 15, 2014, the Company entered into an amendment (the "Amendment") to its five-year $750.0 million Credit Agreement (the "Existing Credit Agreement") with Wells Fargo Bank, N.A, as administrative agent and the lenders party thereto. The Amendment amends the Existing Credit Agreement to facilitate the issuance and/or borrowings of certain third-party debt financing that may be used by the Company to finance its proposed acquisition of Family Dollar.
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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate." For example, our forward-looking statements include statements regarding:

•	the timing of the proposed merger and whether the proposed merger will occur;

•	the consideration to be paid to the Family Dollar shareholders in the proposed merger and the number of outstanding Family Dollar shares of common stock at closing;

•	merger related expenses and financing costs;

•
the benefits, results and effects of the proposed Family Dollar merger and the combined company’s plans, objectives, expectations (financial or otherwise), including synergies, the cost to achieve synergies, and the effect on earnings per share;

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 14, 2014 . Also see section 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

•
Under certain circumstances if a third party makes a "company superior proposal" (as defined in our merger agreement with Family Dollar) to acquire Family Dollar, Family Dollar could pay us a termination fee, terminate our Merger Agreement and sign a merger agreement with the third party, and the proposed Merger with Dollar Tree and Family Dollar would not be completed. On August 18, 2014, Dollar General Corp. announced a non-binding proposal to buy Family Dollar for $78.50 per common share in cash subject to due diligence and regulatory contingencies.

•
Completion of the Merger is subject to approval by Family Dollar's stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. As a result the proposed Merger could fail to be completed on the proposed terms and schedule or at all, or be completed subject to conditions imposed by regulatory authorities, resulting in higher costs or reduced benefits.

•
The costs and difficulties related to the proposed Merger, including, among others, the integration of Family Dollar's business and operations with our business and operations, the terms of the definitive financing arrangements, the inability to retain key personnel, litigation related to the proposed merger, competitive responses to the proposed merger, or potential adverse reactions or changes to business or employee relationships could be more significant than we anticipate, resulting in higher costs or reduced benefits.

•	We may be unable to obtain, or experience delays in obtaining, the cost savings and synergies contemplated by the proposed Merger.

•	Our profitability is vulnerable to cost increases.

•	A downturn in economic conditions could impact our sales.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	A significant disruption in our computer and technology systems could adversely affect our results of operation or business.

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

At August 2, 2014, we operated 4,970 stores in 48 states and the District of Columbia, as well as 196 stores in Canada, with a total of 44.8 million selling square feet compared to 4,842 stores with 41.9 million selling square feet at August 3, 2013. During the 26 weeks ended August 2, 2014, we opened 184 stores, expanded 48 stores and closed 10 stores, compared to 175 stores opened, 48 stores expanded and 4 stores closed during the 26 weeks ended August 3, 2013. In each of the 26 weeks ended August 2, 2014 and August 3, 2013, we added approximately 1.5 million selling square feet. The average size of stores opened during the 26 weeks ended August 2, 2014 was approximately 8,000 selling square feet. We believe that this size store is in the range of our optimal size operationally and gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 26 weeks ended August 2, 2014, comparable store net sales increased 4.4% and 3.1%, respectively, due to increased customer traffic and higher average ticket. We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 and 26 weeks ended August 2, 2014, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores. At August 2, 2014, we had frozen and refrigerated merchandise in approximately 3,410 stores compared to approximately 2,990 stores at August 3, 2013. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,800 qualified stores compared to approximately 4,430 stores at August 3, 2013. SNAP benefits were reduced for recipients after November 1, 2013; however, the effect on our sales has not been material.

Proposed Merger

On July 27, 2014, we executed an Agreement and Plan of Merger (the "Merger Agreement") to acquire Family Dollar in a cash and stock transaction (“Merger”). The transaction, which has been unanimously approved by the Boards of Directors of both companies, is expected to close by early 2015, at which time the Family Dollar shareholders will receive $59.60 in cash plus no more than 0.3036 and no less than 0.2484 shares of our common stock for each share of Family Dollar common stock they own. On August 5, 2014, Family Dollar had approximately 114.0 million outstanding shares of common stock. Due to the vesting of outstanding equity awards, Family Dollar is expected to have approximately 3.0 million or fewer additional shares of common stock outstanding at closing. Family Dollar stock options and RSUs will convert in the Merger into options and RSUs in respect of our common stock. After the Merger, we expect that former Family Dollar stockholders will own no more than 15.1% and no less than 12.7% of the outstanding shares of Dollar Tree common stock.

The transaction is subject to Family Dollar shareholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act") and other customary closing conditions. In certain instances, if the Merger Agreement is terminated, we would be due a termination fee of $305 million. On or before closing, we expect to incur approximately $174.0 million in merger expenses, $7.5 million of which were expensed in the second quarter of 2014. These merger expenses do not include financing costs that will be capitalized. In connection with the Merger, we expect to pay off most of our and Family Dollar's debt, and secure approximately $9.5 billion in bank and bond financing to recapitalize the combined company and finance the Merger and ongoing operations. We expect to achieve approximately $300 million in annual cost savings synergies by the third year after closing, and that we will incur $300 million in one-time costs to achieve those synergies. We project that the Merger will be dilutive to earnings per share in the first twelve months following closing on a GAAP basis; however, it will be accretive excluding the one-time costs to achieve synergies.

On August 18, 2014, Dollar General Corp. announced a non-binding proposal to buy Family Dollar for $78.50 per common share in cash subject to due diligence and regulatory contingencies. The merger Agreement outlines a specified process by which any such proposals are to be handled by Family Dollar. The Family Dollar Board of Directors is carefully reviewing and considering the Dollar General proposals.

Results of Operations

13 Weeks Ended August 2, 2014 Compared to the 13 Weeks Ended August 3, 2013

Net Sales. Net sales increased 9.5%, or $176.2 million, compared with last year's second quarter, resulting from sales in our new stores and increased comparable store sales. Comparable store sales increased 4.5% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year second quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 4.4%. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 34.2% in the current quarter from 35.0% in the same quarter last year primarily as a result of the following:

•	Freight costs, as a percentage of sales, increased as domestic trucking rates were higher reflecting the effects of driver shortages.

•	Merchandise costs increased due to lower initial merchandise mark-up and changes in the mix of products sold.

•	Distribution costs, as a percentage of sales, increased due to incremental costs from the new distribution center in Windsor, CT and higher distribution center labor costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the current quarter were consistent with the same period last year at 24.1%, as a percentage of net sales. Excluding $7.5 million or 40 basis points of expenses related to the proposed Family Dollar acquisition, the selling, general and administrative rate as a percentage of sales was 23.7%. This decrease was primarily the result of leverage from the comparable store sales increase and a 35 basis point decrease in payroll expenses due to lower store hourly payroll, health care costs and incentive compensation achievement.

Operating Income. Operating income for the current quarter decreased to 10.1%, as a percentage of net sales, compared with the same period last year of 10.9%. Excluding the 40 basis points of expenses related to the proposed Family Dollar acquisition, operating income for the current quarter was 10.5% as a percentage of net sales. The decrease is the result of lower gross profit margin in the current quarter as noted above.

Interest expense, net. Interest expense, net was $8.4 million compared to $0.7 million in the prior year quarter due to interest expense related to the $750.0 million of Senior Notes issued in September 2013.

Income Taxes. Our effective tax rate for the 13 weeks ended August 2, 2014 was 38.2% compared to 37.9% for the 13 weeks ended August 3, 2013. The increase is due to lower WOTC credits in the current year resulting from the expiration of certain tax provisions on December 31, 2013.

26 Weeks Ended August 2, 2014 Compared to the 26 Weeks Ended August 3, 2013

Net Sales. Net sales increased 8.4%, or $310.7 million, compared with the same period last year, resulting primarily from sales in our new stores and increased sales in our comparable stores. Comparable store sales increased 3.2% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year’s comparable store sales in Canada using the prior year’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 3.1%. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 34.5% from 35.1% in the same period last year primarily as a result of the following:

•	Freight costs, as a percentage of sales, increased as domestic trucking rates were higher reflecting the effects of driver shortages.

•	Merchandise costs increased due to reduced initial merchandise mark-up.

•	Distribution costs, as a percentage of sales, increased due to incremental costs from the new distribution center in Windsor, CT and higher distribution center labor costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 26 weeks ended August 2, 2014 decreased to 23.7%, as a percentage of net sales, compared to 23.8% for the same period last year. Excluding $7.5 million or 20 basis points of expenses related to the proposed Family Dollar acquisition, the SG&A rate as a percentage of sales was 23.5%. The decrease was due to the net of the following:

•	Payroll expenses decreased 40 basis points due to lower health care payments and decreased incentive compensation achievement.

•	Store operating expenses increased 10 basis points in the current year due to higher utility expenses resulting from colder than normal temperatures and higher rates.

Operating Income. Operating income for the 26 weeks ended August 2, 2014 was 10.8% as a percentage of net sales compared to 11.2% for the same period last year. Excluding the 20 basis points of expenses related to the proposed Family Dollar acquisition, operating income for the 26 weeks ended August 2, 2014 was 11.0% as a percentage of net sales. This is the result of lower gross profit margin, offset by lower selling and administrative expenses, as a percentage of sales, as noted above.

Interest expense, net. Interest expense, net for the 26 weeks ended August 2, 2014 was $16.6 million compared to $1.3 million for the same period last year due to interest expense related to the $750.0 million of Senior Notes issued in September 2013.

Income Taxes. Our effective tax rate for the 26 weeks ended August 2, 2014 was 38.2% compared to 38.0% for the 26 weeks ended August 3, 2013. The increase is due to lower WOTC credits in the current year resulting from the expiration of certain tax provisions on December 31, 2013.

Liquidity and Capital Resources

Our business requires capital to open new stores, expand our distribution network and operate our existing business. Our working capital requirements for our existing business are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements, funded our store opening and infrastructure expansion programs and repurchased shares from internally generated funds and borrowings under our credit facility. In September 2013, we entered into a Note Purchase Agreement to finance $1.0 billion in share repurchase.

The following table compares cash flow information for the 26 weeks ended August 2, 2014 and August 3, 2013:

	26 Weeks Ended
	August 2,	August 3,
(in millions)	2014	2013
Net cash provided by (used in):

Operating activities	$365.3	$300.3

Investing activities	(159.9)	(184.9)

Financing activities	(5.9)	(100.5)

Net cash provided by operating activities increased $65.0 million due primarily to an increase in accounts payable and accrued expenses partially offset by an increase in prepaid rent.

Net cash used in investing activities decreased $25.0 million due to lower capital expenditures slightly offset by lower proceeds from the sale of restricted investments. Capital expenditures were higher in 2013 due to the construction of our new distribution center in Windsor, CT and the expansion of our distribution centers in San Bernardino, CA and Marietta, OK.

Net cash used in financing activities decreased $94.6 million compared with the prior year, primarily due to no share repurchase expenditures in the current year partially offset by the repayment of our Demand Revenue Bonds.

At August 2, 2014, our total borrowings were $757.0 million and we had $737.1 million available under our Unsecured Credit Agreement. We also have $260.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $142.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 2, 2014.

On July 27, 2014, we executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction ("Merger"). We intend to finance the acquisition through a combination of cash on hand, bank debt and bonds. In connection with the transaction, we have received a financing commitment from JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., Royal Bank of Canada and U.S. Bank, National Association with the bank debt syndication and bond offering expected to occur prior to closing.

On August 15, 2014, we entered into an amendment (the "Amendment") to our five-year $750.0 million Credit Agreement (the "Existing Credit Agreement") with Wells Fargo Bank, N.A, as administrative agent and the lenders party thereto. The Amendment amends the Existing Credit Agreement to facilitate the issuance and/or borrowings of certain third-party debt financing that we may use to finance our pending acquisition of Family Dollar and related escrow arrangements.

On September 17, 2013, we entered into two $500.0 million variable maturity accelerated share repurchase agreements to repurchase $1.0 billion of the Company’s common shares in the aggregate. One agreement was collared and the other was uncollared.

The number of shares we received under the collared agreement was determined based on the weighted average market price of our common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares.  Under this agreement, we received 7.8 million shares during the year ended February 1, 2014. This represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar". On May 15, 2014 the collared agreement concluded and we received an additional 1.2 million shares resulting in a total of 9.0 million shares repurchased under this agreement.

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

There were no shares repurchased on the open market during the 26 weeks ended August 2, 2014. We repurchased 2.4 million shares of common stock on the open market for $112.1 million during the 26 weeks ended August 3, 2013. As of August 2, 2014, we had $1.0 billion remaining under Board repurchase authorization.
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
Diesel Fuel Cost Risk

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for 0.8 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from August 2014 through October 2014.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other (income) expense, net" on the condensed consolidated income statements. The fair value of these contracts at August 2, 2014 was immaterial.

In August 2014, we entered into additional fuel derivative contracts with a third party for approximately 0.8 million gallons of diesel fuel, or approximately 20% of its fuel needs from November 2014 through January 2015. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation. These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives will be included in earnings.
Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 2, 2014, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•real estate matters related to store leases; and

•environmental issues.

In addition, we are defendants in several class or collective action lawsuits, lease restriction cases, an environmental investigation and proposed merger related shareholder litigation. For a discussion of these proceedings, please refer to “Note 2. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 1A.  RISK FACTORS.

Due to the proposed Family Dollar merger, there have been material changes to the risk factors described in Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2014. For a complete discussion of the Company's risk factors you should carefully review the detailed discussions in the "Risk Factors" and "Business" section in the Company's Annual Report on Form 10-K filed March 14, 2014 and the following risk factors:
Completion of the proposed merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed. The merger agreement can also be terminated by Family Dollar under certain circumstances relating to a "company superior proposal" (as defined in our merger agreement with Family Dollar).
        Our and Family Dollar’s obligations to complete the proposed merger are subject to satisfaction or waiver (to the extent permitted under applicable law) of a number of conditions, including adoption of the merger by the Family Dollar stockholders, expiration or termination of the applicable waiting periods under the HSR Act, the effectiveness of our Registration Statement on Form S-4 covering the shares of our common stock to be issued to stockholders of Family Dollar, approval of the listing on the Nasdaq of our common stock to be issued in the merger, the absence of an injunction prohibiting the merger, the accuracy of the representations and warranties of the other party under the merger agreement (subject to the materiality standards set forth in the merger agreement), the performance by the other party of its respective obligations under the merger agreement in all material respects, delivery of officer certificates by the other party certifying satisfaction of the two preceding conditions, and in the case of our obligation to complete the merger, the absence of a material adverse effect (as described in the merger agreement) on Family Dollar following July 27, 2014.
        The satisfaction of all of the required conditions could delay the completion of the proposed Family Dollar merger for a significant period of time or prevent it from occurring. Any delay in completing the proposed merger could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed. See the risk factor entitled "Failure to complete the merger could negatively impact our stock price and future business and financial results," below.
        Under certain circumstances, if a third party makes a "company superior proposal" (as defined in our merger agreement with Family Dollar) to acquire Family Dollar, Family Dollar could pay us a termination fee, terminate our Merger Agreement and sign a merger agreement with the third party, and the proposed Merger with Dollar Tree and Family Dollar would not be completed. On August 18, 2014, Dollar General Corp. announced a non-binding proposal to buy Family Dollar for $78.50 per common share in cash subject to due diligence and regulatory contingencies.
        See the risk factor entitled "Failure to complete the merger could negatively impact our stock price and future business and financial results," below.
In order to complete the proposed merger, we and Family Dollar must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the proposed merger could be reduced.
        Although we and Family Dollar have agreed in the merger agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required expiration or termination of the waiting period under the HSR Act, there can be no assurance that the waiting period under the HSR Act will expire or be terminated. As a condition to granting termination of the waiting period under the HSR Act, governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after completion of the merger. Under the terms of the merger agreement, subject to certain exceptions, we are required to accept certain conditions and take certain actions imposed by governmental authorities that would apply to, or affect, our businesses, assets or properties or of Family Dollar and its subsidiaries. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or otherwise adversely affecting our businesses and results of operations after completion of the proposed merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed merger.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the proposed merger may not be realized.
        We and Family Dollar have operated and, until the completion of the proposed merger, will continue to operate, independently. The success of the proposed merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of the Company and Family Dollar. It is possible that the pendency of the merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of both the Company and Family Dollar, increased competition, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the proposed merger. In addition, we may experience difficulty integrating the Family Dollar brand into our operations, which may cause disruptions and uncertainty affecting our relationships with existing and future customers, vendors and employees. If we experience difficulties with the integration process, the anticipated benefits of the proposed merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the proposed merger could be less than anticipated.
Failure to complete the proposed merger could negatively impact our stock price and our future business and financial results.
If the proposed Family Dollar merger is not completed for any reason, we would be subject to a number of risks, including the following:

•	We will incur substantial expenses and costs related to the proposed merger, whether or not it is consummated, including legal, accounting and advisory fees;

•
Matters relating to the proposed merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other potentially advantageous business opportunities or plans that may have been beneficial to us, without realizing any of the expected benefits of the proposed merger; and

•	Failure to consummate the proposed merger may result in negative reactions from the financial markets or from our customers, vendors and employees.
If the proposed merger is not completed, these risks may materialize and could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.
In connection with the proposed merger, we will incur significant additional indebtedness and may also assume certain of Family Dollar's outstanding indebtedness, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.
        Our consolidated indebtedness as of May 3, 2014 was approximately $757 million. Our pro forma indebtedness as of May 3, 2014, after giving effect to the proposed merger and the anticipated incurrence and extinguishment of indebtedness in connection therewith, will be approximately $8,747 million. We will have substantially increased indebtedness following completion of the proposed merger in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses associated with the financing. The amount of cash required to pay interest on our increased indebtedness levels following completion of the proposed merger and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the proposed merger. Our increased levels of indebtedness following completion of the proposed merger could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the proposed merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
        Certain of the indebtedness to be incurred in connection with the proposed merger will bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.
        In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, it is anticipated that we will seek ratings of our indebtedness from S&P and Moody's. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.
        Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.
The agreements that will govern the indebtedness to be incurred or assumed in connection with the proposed merger are expected to contain various covenants that impose restrictions on us that may affect our ability to operate our businesses.

        The agreements that will govern the indebtedness to be incurred or assumed in connection with the proposed merger are expected to contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, among other things. In addition, some of the agreements that govern the debt financing are expected to contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.
The proposed merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
        Because shares of our common stock would be issued in the proposed merger, it is possible that the merger will be dilutive to our earnings per share, which could negatively affect the market price of shares of our common stock.
        In connection with the completion of the proposed merger, based on the number of issued and outstanding shares of our common stock and Family Dollar common stock as of [            ], we would issue between [            ] and [            ] shares of our common stock. The issuance of these new shares of our common stock could have the effect of depressing the market price of shares of our common stock, through dilution of earnings per share or otherwise.
        In addition, future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the merger. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.
Sales of shares of our common stock before and after the completion of the proposed Family Dollar merger may cause the market price of our common stock to fall.
        Based on the number of outstanding shares of our common stock and Family Dollar common stock as of [            ], we would issue between [            ] and [            ] shares of our common stock in connection with the proposed Family Dollar merger. The issuance of these new shares of our common stock could have the effect of depressing the market price for our common stock.
        In addition, many Family Dollar stockholders may decide not to hold the shares of our common stock they will receive in the proposed merger. Other Family Dollar stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the proposed merger. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the proposed merger.
We will incur significant transaction and merger-related costs in connection with the proposed merger.
        We expect to incur a number of non-recurring costs associated with the proposed Family Dollar merger and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction and regulatory costs related to the merger.
        We and Family Dollar have agreed in the merger agreement to use our respective reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required expiration or termination of the waiting period under the HSR Act. See the risk factor entitled "In order to complete the proposed merger, we and Family Dollar must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced" above.
        We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the proposed merger and the integration of the two companies' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor entitled "Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized" above.
A lawsuit has been filed against us, one of our subsidiaries, Family Dollar and its directors challenging the proposed merger, and an adverse ruling in such lawsuit may prevent the proposed merger from becoming effective or from becoming effective within the expected timeframe.

        We, one of our subsidiaries, Family Dollar and its directors are named as defendants in a putative class action lawsuit brought by a purported Family Dollar stockholder challenging the proposed merger, seeking, among other things, to enjoin consummation of the proposed merger. One of the conditions to the completion of the proposed merger is that no injunction by any court or other tribunal of competent jurisdiction will be in effect that prohibits or makes illegal the consummation of the proposed merger. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the proposed merger, then such injunction may prevent the proposed merger from becoming effective or from becoming effective within the expected timeframe.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents our share repurchase activity for the 13 weeks ended August 2, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
May 4, 2014 to May 31, 2014	1,233,113	$—	1,233,113	$1,000.0
June 1, 2014 to July 5, 2014	—	—	—	1,000.0
July 6, 2014 to August 2, 2014	—	—	—	1,000.0
Total	1,233,113	$—	1,233,113	$1,000.0

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

As of August 2, 2014, we had $1.0 billion remaining under Board repurchase authorization.
Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
Item 4.  MINE SAFETY DISCLOSURES.
None.
Item 5.  OTHER INFORMATION.
None.

Item 6. EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of July 27, 2014 among Family Dollar Stores, Inc., Dollar Tree, Inc. and Dime Merger Sub, Inc. (Exhibit 2.1 to the Company's July 27, 2014 Current Report on Form 8-K, incorporated herein by this reference)

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

10.1
Second Amendment to Credit Agreement, dated as of August 15, 2014, among Dollar Tree Stores, Inc., as borrower, Dollar Tree, Inc., certain subsidiaries of Dollar Tree, Inc. party thereto, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Exhibit 10.1 to the Company's August 15, 2014 Current Report on Form 8-K incorporated herein by this reference)

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

DOLLAR TREE, INC.

DATE:	August 21, 2014	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)