Form 10-Q
period 2014-11-01
DOLLAR TREE INC
filed 2014-11-20
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2014
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

As of November 14, 2014, there were 205,654,319 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(in millions, except per share data)	2014	2013	2014	2013
Net sales	$2,095.2	$1,884.7	$6,126.6	$5,605.4
Cost of sales	1,369.9	1,224.8	4,010.7	3,640.8
Gross profit	725.3	659.9	2,115.9	1,964.6
Selling, general and administrative
expenses	505.6	455.6	1,459.3	1,342.5
Operating income	219.7	204.3	656.6	622.1
Interest expense, net	9.3	5.2	25.8	6.4
Other expense, net	1.1	0.3	1.2	0.5
Income before income taxes	209.3	198.8	629.6	615.2
Provision for income taxes	76.3	73.4	236.9	231.6
Net income	$133.0	$125.4	$392.7	$383.6
Basic net income per share	$0.65	$0.58	$1.91	$1.73
Diluted net income per share	$0.64	$0.58	$1.90	$1.73
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(in millions)	2014	2013	2014	2013
Net income	$133.0	$125.4	$392.7	$383.6

Foreign currency translation adjustments	(4.3)	(0.6)	(2.2)	(6.9)

Total comprehensive income	$128.7	$124.8	$390.5	$376.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$407.6	$267.7	$147.1
Merchandise inventories, net	1,304.9	1,035.3	1,237.4
Current deferred tax assets, net	22.1	18.9	20.0
Other current assets	61.5	56.6	83.3
Total current assets	1,796.1	1,378.5	1,487.8
Property, plant and equipment, net	1,193.4	1,094.0	1,101.9
Goodwill	168.7	169.3	171.6
Deferred tax assets, net	52.9	24.1	23.3
Other assets, net	156.6	106.0	98.2
TOTAL ASSETS	$3,367.7	$2,771.9	$2,882.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$12.8	$12.8
Accounts payable	545.0	393.9	526.4
Other current liabilities	307.2	232.3	227.6
Income taxes payable	14.3	47.3	—
Total current liabilities	866.5	686.3	766.8
Long-term debt, excluding current portion	757.0	757.0	1,007.0
Income taxes payable, long-term	6.0	5.5	5.3
Other liabilities	153.1	152.4	144.7
Total liabilities	1,782.6	1,601.2	1,923.8
Commitments and contingencies
Shareholders' equity	1,585.1	1,170.7	959.0
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,367.7	$2,771.9	$2,882.8

Common shares outstanding	205.7	208.1	208.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	November 1,	November 2,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$392.7	$383.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	151.5	140.3
Provision for deferred taxes	(32.2)	6.9
Other non-cash adjustments to net income	33.8	32.6
Changes in operating assets and liabilities	(157.3)	(196.7)
Net cash provided by operating activities	388.5	366.7
Cash flows from investing activities:
Capital expenditures	(254.4)	(284.1)
Purchase of restricted investments	(6.8)	—
Proceeds from sale of restricted investments	15.8	15.0
Proceeds from sale of fixed assets	1.7	—
Foreign currency loss	(0.1)	—
Other	—	(0.3)
Net cash used in investing activities	(243.8)	(269.4)
Cash flows from financing activities:
Payments for long-term debt	(12.8)	(21.5)
Proceeds from long-term debt	—	770.0
Payments for share repurchases	—	(1,112.1)
Proceeds from stock issued pursuant to stock-based
compensation plans	4.4	5.0
Tax benefit of exercises/vesting of stock-based compensation	3.6	9.6
Net cash used in financing activities	(4.8)	(349.0)
Effect of exchange rate changes on cash and cash equivalents	—	(1.1)
Net increase (decrease) in cash and cash equivalents	139.9	(252.8)
Cash and cash equivalents at beginning of period	267.7	399.9
Cash and cash equivalents at end of period	$407.6	$147.1
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$17.2	$2.8
Income taxes	$298.1	$296.9
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended February 1, 2014 contained in the Company's Annual Report on Form 10-K filed March 14, 2014. The results of operations for the 13 and 39 weeks ended November 1, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2015.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of November 1, 2014 and November 2, 2013 and the results of its operations and cash flows for the periods presented. The February 1, 2014 balance sheet information was derived from the audited consolidated financial statements as of that date.

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
In September 2013, district attorneys in California initiated an investigation of whether the Company properly disposed of certain damaged retail products under Federal and California state environmental law, primarily the Resource Conservation and Recovery Act. The Company has accrued its estimated loss, which is immaterial.
In May 2014, the US Consumer Product Safety Commission ("CPSC") began a staff investigation of circumstances related to 15 Letters of Advice that the Company received from the CPSC from 2009 to 2013. The outcome of this matter cannot be determined at this time.
In July and August 2014, several shareholders of Family Dollar Stores, Inc. (“Family Dollar”) filed class actions in Delaware chancery court against Family Dollar’s CEO and board members alleging breach of fiduciary duty. Dollar Tree and Family Dollar were also named as defendants for allegedly aiding and abetting the other defendants. The claimed breach derives from the execution of the merger agreement dated July 27, 2014, between Dollar Tree and Family Dollar, which is alleged to offer unfair and inadequate consideration for Family Dollar stock. The class actions, among other things, seek to prevent the merger, obtain higher merger consideration or seek monetary damages. An injunction hearing has been scheduled for December 5, 2014.

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
Resolved

A supermarket filed a lease exclusive case and a second companion unfair competition case against the Company in a Pennsylvania state court. These two cases have settled for immaterial amounts.
A supermarket filed a lease exclusive case against the Company in Pennsylvania state court. This case has been settled for an immaterial amount.
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
3. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 1, 2014. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents was $407.6 million and $147.1 million, at November 1, 2014 and November 2, 2013, respectively. The fair value of the Company's restricted investments was $78.9 million and $79.1 million, at November 1, 2014 and November 2, 2013, respectively. These fair values were determined using Level 1 measurements in the fair value hierarchy. The fair value of the diesel fuel swaps was a liability of $1.1 million as of November 1, 2014 and an asset of less than $0.1 million as of November 2, 2013 and was estimated using Level 2 measurements in the fair value hierarchy, which used discounted cash flow calculations based upon diesel fuel cost curves.

The estimated fair value of the Company’s long-term debt was $763.2 million as of November 1, 2014 and $1,019.8 million as of November 2, 2013. The fair value of the Senior Notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying value of the Company's

Unsecured Credit Agreement and Demand Revenue Bonds at November 2, 2013 approximated their fair values because the interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no changes in fair value related to these assets during the 13 and 39 weeks ended November 1, 2014.

4. NET INCOME PER SHARE

The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(in millions, except per share data)	2014	2013	2014	2013
Basic net income per share:
Net income	$133.0	$125.4	$392.7	$383.6
Weighted average number of shares
outstanding	205.6	216.6	206.1	221.4
Basic net income per share	$0.65	$0.58	$1.91	$1.73
Diluted net income per share:
Net income	$133.0	$125.4	$392.7	$383.6
Weighted average number of shares
outstanding	205.6	216.6	206.1	221.4
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1.0	1.0	0.9	1.0
Weighted average number of shares and
dilutive potential shares outstanding	206.6	217.6	207.0	222.4
Diluted net income per share	$0.64	$0.58	$1.90	$1.73

For the 13 and 39 weeks ended November 1, 2014 and November 2, 2013, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

5. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $7.1 million and $31.0 million during the 13 and 39 weeks ended November 1, 2014, respectively. Stock-based compensation expense was $6.8 million and $29.6 million, during the 13 and 39 weeks ended November 2, 2013, respectively.

The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 39 weeks ended November 1, 2014. The estimated $26.4 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $2.0 million and $8.7 million of expense related to these RSUs during the 13 and 39 weeks ended November 1, 2014.

In the 39 weeks ended November 1, 2014 the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2014. If the Company meets these performance targets in fiscal 2014, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.4 million and $6.4 million of expense related to these RSUs in the 13 and 39 weeks ended November 1, 2014.

In the 39 weeks ended November 1, 2014 the Company granted RSUs with a fair value of $2.0 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 2, 2014 and ending on January 28, 2017. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.1 million and $1.0 million of expense related to these RSUs in the 13 and 39 weeks ended November 1, 2014.

The Company recognized $4.2 million and $14.0 million of expense related to RSUs granted prior to fiscal 2014 in the 13 and 39 weeks ended November 1, 2014. For the 13 and 39 weeks ended November 2, 2013, the Company recognized $4.0 million and $13.1 million of expense related to these RSUs.

In the 39 weeks ended November 1, 2014, approximately 0.8 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued. During the 39 weeks ended November 2, 2013, approximately 1.0 million RSUs vested and approximately 0.6 million shares, net of taxes, were issued. In the 13 weeks ended November 1, 2014 less than 0.1 million RSUs vested. Less than 0.1 million RSUs vested in the 13 weeks ended November 2, 2013.

6. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties. The Company has entered into fuel derivative contracts for 0.8 million gallons of diesel fuel, or approximately 20% of the Company's domestic truckload fuel needs from November 2014 through January 2015. The Company has also entered into fuel derivative contracts for 6.6 million gallons of diesel fuel, or approximately 40% of the Company's domestic truckload fuel needs from February 2015 through January 2016. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other expense, net” on the accompanying condensed consolidated income statements.

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

During the 13 and 39 weeks ended November 1, 2014 the Company did not repurchase any shares of common stock on the open market. As of November 1, 2014, the Company has $1.0 billion remaining under Board repurchase authorization.

8. PROPOSED ACQUISITION

On July 27, 2014, the Company executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction ("Merger"). Under the Merger, which has been unanimously approved by the Boards of Directors of both companies, the Family Dollar shareholders will receive $59.60 in cash plus no more than 0.3036 and no less than 0.2484 shares of the Company's common stock for each share of Family Dollar common stock they own. The transaction is subject to Family Dollar shareholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. The Family Dollar shareholder meeting to approve the merger is currently scheduled for December 23, 2014.

The Company intends to finance the acquisition through a combination of cash on hand, bank debt and bonds. In connection with the transaction, the Company has received a financing commitment from JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., Royal Bank of Canada and U.S. Bank, National Association and others, with the bank debt syndication and bond offering expected to occur prior to closing.

On or before closing, the company is expected to incur approximately $175.0 million in merger related expenses, of which $15.2 million and $22.7 million, respectively, was incurred in the 13 and 39 weeks ended November 1, 2014. During the 13 weeks ended November 1, 2014, $14.3 million was recorded in "Selling, general and administrative expenses" and $0.9 million was recorded in "Interest expense, net." The Company also expects to expend approximately $165.0 million in capitalizable costs related to the proposed merger financing. Of this amount, $60.8 million of deferred financing costs was recorded at November 1, 2014 in "Other assets, net." At November 1, 2014, $60.1 million of merger related expenses and capitalizable costs have been accrued in "Other current liabilities."

For additional discussion of the proposed merger, please see the "Proposed Merger" section included in "Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-Q.

NOTE 9. CREDIT AGREEMENT AMENDMENT

On August 15, 2014, the Company entered into an amendment (the "Amendment") to its five-year $750.0 million Credit Agreement (the "Existing Credit Agreement") with Wells Fargo Bank, N.A, as administrative agent and the lenders party thereto. The Amendment amends the Existing Credit Agreement to facilitate the issuance and/or borrowings of certain third-party debt financing that may be used by the Company to finance its proposed acquisition of Family Dollar. The Amendment also facilitates escrow arrangements related to the acquisition.

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

•
Under certain circumstances if a third party makes a "company superior proposal" (as defined in our merger agreement with Family Dollar) to acquire Family Dollar, Family Dollar could pay us a termination fee, terminate our Merger Agreement and sign a merger agreement with the third party, and the proposed Merger with Dollar Tree and Family Dollar would not be completed. Dollar General Corp. has made an unsolicited conditional tender offer to buy Family Dollar for $80.00 per common share in cash subject to due diligence, regulatory, and other contingencies including entering into a merger agreement with Family Dollar and obtaining the support of certain significant Family Dollar shareholders, Howard Levine and Trian Fund Management, L.P.

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

At November 1, 2014, we operated 5,077 stores in 48 states and the District of Columbia, as well as 205 stores in Canada, with a total of 45.8 million selling square feet compared to 4,953 stores with 42.9 million selling square feet at November 2, 2013. During the 39 weeks ended November 1, 2014, we opened 301 stores, expanded 66 stores and closed 11 stores, compared to 292 stores opened, 67 stores expanded and 10 stores closed during the 39 weeks ended November 2, 2013. In the 39 weeks ended November 1, 2014 we added approximately 2.6 million selling square feet compared to 2.5 million selling square feet in the 39 weeks ended November 2, 2013. The average size of stores opened during the 39 weeks ended November 1, 2014 was approximately 8,100 selling square feet. We believe that this size store is in the range of our optimal size operationally and gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 and 39 weeks ended November 1, 2014, comparable store net sales increased 5.9% and 3.9%, respectively, due to increased customer traffic and higher average ticket. We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 and 39 weeks ended November 1, 2014, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores. At November 1, 2014, we had frozen and refrigerated merchandise in approximately 3,540 stores compared to approximately 3,110 stores at November 2, 2013. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 4,920 qualified stores compared to approximately 4,560 stores at November 2, 2013. SNAP benefits were reduced for recipients after November 1, 2013; however, the effect on our sales has not been material.

Proposed Merger

On July 27, 2014, we executed an Agreement and Plan of Merger (the "Merger Agreement") to acquire Family Dollar in a cash and stock transaction (“Merger”). Under the Merger, which has been unanimously approved by the Boards of Directors of both companies, the Family Dollar shareholders will receive $59.60 in cash plus no more than 0.3036 and no less than 0.2484 shares of our common stock for each share of Family Dollar common stock they own. The transaction is subject to Family Dollar shareholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. The Family Dollar shareholder meeting to approve the merger is currently scheduled for December 23, 2014. On October 30, 2014, Family Dollar had approximately 114.4 million outstanding shares of common stock. Due to the vesting of outstanding equity awards, Family Dollar is expected to have up to an additional 2.0 million shares of common stock outstanding at closing. Family Dollar stock options and RSUs will convert in the Merger into options and RSUs in our common stock. After the Merger, we expect that former Family Dollar stockholders will own no more than 15.1% and no less than 12.7% of the outstanding shares of Dollar Tree common stock.

The transaction is subject to Family Dollar shareholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act") and other customary closing conditions. In certain instances, if the Merger Agreement is terminated, we would be due a termination fee of $305 million. On or before closing, we expect to incur approximately $175.0 million in merger expenses, of which $15.2 million and $22.7 million were expensed in the 13 and 39 weeks ended November 1, 2014, respectively. These merger expenses do not include financing costs that will be capitalized, of which $60.8 million has been incurred as of November 1, 2014. In connection with the Merger, we expect to pay off most of our and Family Dollar's debt, and secure approximately $9.5 billion in bank and bond financing to recapitalize the combined company and finance the Merger and ongoing operations. We expect to achieve approximately $300 million in annual cost savings synergies by the end of the third year after closing, and that we will incur $300 million in one-time costs to achieve those synergies. We project that the Merger will be dilutive to earnings per share in the first twelve months following closing on a GAAP basis; however, it will be accretive excluding the one-time costs to achieve synergies.

Dollar General Corp. has made an unsolicited conditional tender offer to buy Family Dollar for $80.00 per common share in cash subject to due diligence, regulatory, and other conditions including entering into a merger agreement with Family Dollar and obtaining the support certain significant Family Dollar shareholders, of Howard Levine and Trian Fund Management, L.P. The Merger Agreement outlines a specified process by which any such proposals are to be handled by Family Dollar. The Family Dollar Board of Directors, after carefully reviewing and considering the Dollar General proposals, has recommended that its shareholders reject the Dollar General tender offer.

Results of Operations

13 Weeks Ended November 1, 2014 Compared to the 13 Weeks Ended November 2, 2013

Net Sales. Net sales increased 11.2%, or $210.5 million, compared with last year's third quarter, resulting from increased comparable store sales and sales in our new stores. Comparable store sales increased 5.9% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year third quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 5.9% primarily due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 34.6% in the current quarter from 35.0% in the same quarter last year primarily as a result of freight costs, as a percentage of sales, increasing as domestic trucking rates were higher reflecting the effects of driver shortages. Offsetting this increase, occupancy costs, as a percentage of sales, decreased due to leverage from the higher comparable store sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the current quarter decreased to 24.1% from 24.2% in the same quarter last year, as a percentage of net sales. Excluding $14.3 million or 70 basis points of expenses related to the proposed Family Dollar acquisition, the selling, general and administrative rate as a percentage of sales was 23.4%. This decrease was primarily due to the following:

•
Payroll expenses decreased 45 basis points due to leverage from the comparable store sales increase, reduced store payroll due to improved productivity, lower health care costs and lower workers' compensation expenses.

•	Store operating costs decreased 15 basis points due to lower store repairs and maintenance expenses.

•	Depreciation expense decreased 15 basis points due to leverage from the comparable store sales increase.

Operating Income. Operating income for the current quarter decreased to 10.5%, as a percentage of net sales, compared with the same period last year of 10.8%. Excluding the 70 basis points of expenses related to the proposed Family Dollar acquisition, operating income for the current quarter was 11.2% as a percentage of net sales. This increase is the result of improved selling, general and administrative expenses partially offset by lower gross profit margin in the current quarter as noted above.

Other expense, net. Other expense, net was $1.1 million compared to $0.3 million in the prior year quarter due to an unfavorable fair market value adjustment on diesel fuel swaps.

Interest expense, net. Interest expense, net was $9.3 million compared to $5.2 million in the prior year quarter due to interest expense related to the $750.0 million of Senior Notes issued in September 2013 and $0.9 million of fees related to the Family Dollar acquisition.

Income Taxes. Our effective tax rate for the 13 weeks ended November 1, 2014 was 36.5% compared to 36.9% for the 13 weeks ended November 2, 2013. The decrease is due to a favorable adjustment resulting from the preparation of the 2013 tax returns.

39 weeks Ended November 1, 2014 Compared to the 39 weeks Ended November 2, 2013

Net Sales. Net sales increased 9.3%, or $521.2 million, compared with the same period last year, resulting primarily from sales in our new stores and increased sales in our comparable stores. Comparable store sales increased 3.9% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year’s comparable store sales in Canada using the prior year’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 3.9% primarily due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 34.5% from 35.0% in the same period last year primarily as a result of the following:

•
Merchandise costs, including freight, as a percentage of sales, increased as domestic trucking rates were higher reflecting the effects of driver shortages and initial mark-up was lower as a result of investment in higher-value products.

•	Distribution costs, as a percentage of sales, increased due to incremental costs from the new distribution center in Windsor, CT and higher distribution center labor costs.

•	Lower merchandise mark-on due to investment in higher-value products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 39 weeks ended November 1, 2014 decreased to 23.8%, as a percentage of net sales, compared to 23.9% for the same period last year. Excluding $21.8 million or 35 basis points of expenses related to the proposed Family Dollar acquisition, the SG&A rate as a percentage of sales was 23.5%. The decrease was primarily due to leverage from the comparable store sales increase and reduced payroll expenses due to lower store hourly payroll and health care costs.

Operating Income. Operating income for the 39 weeks ended November 1, 2014 was 10.7% as a percentage of net sales compared to 11.1% for the same period last year. Excluding the 35 basis points of expenses related to the proposed Family Dollar acquisition, operating income for the 39 weeks ended November 1, 2014 was consistent with the prior year at 11.1% as a percentage of net sales. This is the result of lower gross profit margin offset by lower selling and administrative expenses, as a percentage of sales, as noted above.

Other expense, net. Other expense, net was $1.2 million compared to $0.5 million due to an unfavorable fair market value adjustment on diesel fuel swaps.

Interest expense, net. Interest expense, net for the 39 weeks ended November 1, 2014 was $25.8 million compared to $6.4 million for the same period last year due to interest expense related to the $750.0 million of Senior Notes issued in September 2013.

Income Taxes. Our effective tax rate for the 39 weeks ended November 1, 2014 was consistent with the prior year at 37.6%.

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

The following table compares cash flow information for the 39 weeks ended November 1, 2014 and November 2, 2013:

	39 Weeks Ended
	November 1,	November 2,
(in millions)	2014	2013
Net cash provided by (used in):

Operating activities	$388.5	$366.7

Investing activities	(243.8)	(269.4)

Financing activities	(4.8)	(349.0)

Net cash provided by operating activities increased $21.8 million due primarily to an increase in accrued expenses and income taxes payable partially offset by an increase in deferred financing costs, an increase in deferred tax assets and a decrease in accounts payable.

Net cash used in investing activities decreased $25.6 million primarily due to lower capital expenditures. Capital expenditures were higher in 2013 due to the construction of our new distribution center in Windsor, CT and the expansion of our distribution centers in San Bernardino, CA and Marietta, OK.

Net cash used in financing activities decreased $344.2 million compared with the prior year, primarily due to $1.1 billion of share repurchase in the prior year partially offset by the issuance of the $750.0 million of Senior Notes.

At November 1, 2014, our total borrowings were $757.0 million and we had $737.1 million available under our Unsecured Credit Agreement. We also have $260.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $150.9 million was committed to letters of credit issued for routine purchases of imported merchandise as of November 1, 2014.

On July 27, 2014, we executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction ("Merger"). We intend to finance the acquisition through a combination of cash on hand, bank debt and bonds. In connection with the transaction, we have received a financing commitment from JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., Royal Bank of Canada and U.S. Bank, National Association and others, with the bank debt syndication and bond offering expected to occur prior to closing.

On August 15, 2014, we entered into an amendment (the "Amendment") to our five-year $750.0 million Credit Agreement (the "Existing Credit Agreement") with Wells Fargo Bank, N.A, as administrative agent and the lenders party thereto. The Amendment amends the Existing Credit Agreement to facilitate the issuance and/or borrowings of certain third-party debt financing that we may use to finance our proposed acquisition of Family Dollar. The Amendment also facilitates escrow arrangements related to the acquisition.

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

There were no shares repurchased on the open market during the 39 weeks ended November 1, 2014. We repurchased 2.4 million shares of common stock on the open market for $112.1 million during the 39 weeks ended November 2, 2013. As of November 1, 2014, we had $1.0 billion remaining under Board repurchase authorization.
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
Diesel Fuel Cost Risk

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for 0.8 million gallons of diesel fuel, or approximately 20% of our domestic truckload fuel needs from November 2014 through January 2015.  We have also entered into fuel derivative contracts for 6.6 million gallons of diesel fuel, or approximately 40% of our domestic truckload fuel needs from February 2015 through January 2016. Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other expense, net" on the condensed consolidated income statements. The fair value of these contracts at November 1, 2014 was a liability of $1.1 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of November 1, 2014, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our and Family Dollar’s obligations to complete the proposed merger are subject to satisfaction or waiver (to the extent permitted under applicable law) of a number of conditions, including adoption of the merger by the Family Dollar stockholders, expiration or termination of the applicable waiting periods under the HSR Act, approval of the listing on the Nasdaq of our common stock to be issued in the merger, the absence of an injunction prohibiting the merger, the accuracy of the representations and warranties of the other party under the merger agreement (subject to the materiality standards set forth in the merger agreement), the performance by the other party of its respective obligations under the merger agreement in all material respects, delivery of officer certificates by the other party certifying satisfaction of the two preceding conditions, and in the case of our obligation to complete the merger, the absence of a material adverse effect (as described in the merger agreement) on Family Dollar following July 27, 2014.
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
Under certain circumstances, if a third party makes a "company superior proposal" (as defined in our merger agreement with Family Dollar) to acquire Family Dollar, Family Dollar could pay us a termination fee, terminate our Merger Agreement and sign a merger agreement with the third party, and the proposed Merger with Dollar Tree and Family Dollar would not be completed. Dollar General Corp. has made an unsolicited conditional tender offer to buy Family Dollar for $80.00 per common share in cash subject to due diligence, regulatory, and other conditions including entering into a merger agreement with Family Dollar and obtaining the support of Howard Levine and Trian Fund Management, L.P. The Merger Agreement outlines a specified process by which any such proposals are to be handled by Family Dollar. The Family Dollar Board of Directors after carefully reviewing and considering the Dollar General proposals, has recommended that its shareholders reject the Dollar General tender offer.
See the risk factor entitled "Failure to complete the merger could negatively impact our stock price and future business and financial results," below.
In order to complete the proposed merger, we and Family Dollar must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, or if regulators otherwise seek to impose conditions or challenge the merger, completion of the merger may be jeopardized or the anticipated benefits of the proposed merger could be reduced.
        Although we and Family Dollar have agreed in the merger agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required expiration or termination of the waiting period under the HSR Act, there can be no assurance that the waiting period under the HSR Act will expire or be terminated. As a condition to granting termination of the waiting period under the HSR Act or avoiding a lawsuit challenging the merger, governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after completion of the merger. Under the terms of the merger agreement, subject to certain exceptions, we are required to accept certain conditions and take certain actions imposed by governmental authorities that would apply to, or affect, our businesses, assets or properties or of Family Dollar and its subsidiaries. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or otherwise adversely affecting our businesses and results of operations after completion of the proposed merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed merger. There also can be no assurance that regulators will not seek to challenge the merger.

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
        Our consolidated indebtedness as of November 1, 2014 was $757 million. Our pro forma indebtedness as of November 1, 2014, after giving effect to the proposed merger and the anticipated incurrence and extinguishment of indebtedness in connection therewith, will be approximately $8,747 million. We will have substantially increased indebtedness following completion of the proposed merger in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses associated with the financing. The amount of cash required to pay interest on our increased indebtedness levels following completion of the proposed merger and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the proposed merger. Our increased levels of indebtedness following completion of the proposed merger could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the proposed merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
        Certain of the indebtedness to be incurred in connection with the proposed merger will bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.
        In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, we are pursuing ratings of our indebtedness from S&P and Moody's. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.

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
        In connection with the completion of the proposed merger, based on the number of issued and outstanding shares of our common stock and Family Dollar common stock as of October 23, 2014, we would issue between 28,373,683 and 34,678,976 shares of our common stock. The issuance of these new shares of our common stock could have the effect of depressing the market price of shares of our common stock, through dilution of earnings per share or otherwise.
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
        Based on the number of outstanding shares of our common stock and Family Dollar common stock as of October 23, 2014, we would issue between 28,373,683 and 34,678,976 shares of our common stock in connection with the proposed Family Dollar merger. The issuance of these new shares of our common stock could have the effect of depressing the market price for our common stock.
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
Several lawsuits have been filed against us, one of our subsidiaries, Family Dollar and its directors challenging the proposed merger, and an adverse ruling in such lawsuits may prevent the proposed merger from becoming effective or from becoming effective within the expected timeframe.
        We, one of our subsidiaries, Family Dollar and its directors are named as defendants in several putative class action lawsuits brought by purported Family Dollar stockholders challenging the proposed merger, seeking, among other things, to enjoin consummation of the proposed merger. One of the conditions to the completion of the proposed merger is that no injunction by any court or other tribunal of competent jurisdiction will be in effect that prohibits or makes illegal the consummation of the proposed merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the proposed merger, then such injunction may prevent the proposed merger from becoming effective or from becoming effective within the expected timeframe.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents our share repurchase activity for the 13 weeks ended November 1, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
August 3, 2014 to August 30, 2014	—	$—	—	$1,000.0
August 31, 2014 to October 4, 2014	—	—	—	1,000.0
October 5, 2014 to November 1, 2014	—	—	—	1,000.0
Total	—	$—	—	$1,000.0

On September 17, 2013, we entered into agreements and made payments to repurchase $1.0 billion of our common shares under two $500.0 million Accelerated Share Repurchase Agreements (ASRs). On February 14, 2014 the uncollared agreement concluded and we received an additional 1.9 million shares resulting in a total of 9.1 million shares repurchased under the uncollared agreement. On May 15, 2014 the collared agreement concluded and we received an additional 1.2 million shares, without any additional cash payments, resulting in a total of 9.0 million shares repurchased under this agreement. See additional discussion of the ASRs in "Note 7. Shareholders' Equity", included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

As of November 1, 2014, we had $1.0 billion remaining under Board repurchase authorization.
Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.
Item 4.  MINE SAFETY DISCLOSURES.
None.
Item 5.  OTHER INFORMATION.
None.

Item 6. EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of July 27, 2014 among Family Dollar Stores, Inc., Dollar Tree, Inc. and Dime Merger Sub, Inc. (Exhibit 2.1 to the Company's July 27, 2014 Current Report on Form 8-K, incorporated herein by this reference)

2.2
Amendment No. 1, dated September 4, 2014, to the Agreement and Plan of Merger, dated as of July 27, 2014 among Family Dollar Stores, Inc., Dollar Tree, Inc. and Dime Merger Sub, Inc. (Exhibit 2.1 to the Company's September 4, 2014 Current Report on Form 8-K, incorporated herein by this reference)

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

DOLLAR TREE, INC.

DATE:	November 20, 2014	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)