Form 10-K
period 2015-01-31
DOLLAR TREE INC
filed 2015-03-13
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2015
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
The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 1, 2014, was $10,784,848,842, based on a $54.61 average of the high and low sales prices for the Common Stock on such date.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
On March 4, 2015, there were 205,759,864 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 18, 2015, which will be filed with the Securities and Exchange Commission not later than May 29, 2015.

DOLLAR TREE, INC.
TABLE OF CONTENTS

A WARNING ABOUT FORWARD-LOOKING STATEMENTS:  This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," “target” or "estimate."  For example, our forward-looking statements include statements regarding:

•	the timing of the regulatory approvals and closing of the proposed acquisition of Family Dollar Stores, Inc. ("Family Dollar");

•	the consideration to be paid to the Family Dollar shareholders in the proposed acquisition and the number of outstanding Family Dollar shares of common stock at closing;

•	acquisition-related expenses and financing costs;

•
the benefits, results and effects of the proposed Family Dollar acquisition and the combined company’s plans, objectives, expectations (financial or otherwise), including synergies, the cost to achieve synergies, and the effect on earnings per share;

•	the outcome and costs of pending or potential litigation or governmental investigations against either us or Family Dollar;

•	regulatory approvals and expected store divestitures in connection with the proposed Family Dollar acquisition;

•	the inability to retain key personnel at Family Dollar;

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

•	costs of pending and possible future legal claims;

•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2015 and beyond;

•	the effect on merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on gross profit margin and sales;

•	the net sales per square foot, net sales and operating income of our stores;

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
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in Item 1A “Risk Factors” beginning on page 10, as well as Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 25 of this Form 10-K.
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
INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "Dollar Tree" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to

“2015” or “fiscal 2015”, “2014” or “fiscal 2014”, “2013” or “fiscal 2013”, and “2012” or “fiscal 2012”, relate to as of or for the years ended January 30, 2016, January 31, 2015, February 1, 2014 and February 2, 2013, respectively.
AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I
Item 1.  BUSINESS
Overview
We are the leading operator of discount variety stores offering merchandise at the fixed price of $1.00.  We believe the variety and value of products we sell for $1.00 sets us apart from our competitors.  At January 31, 2015, we operated 5,367 discount variety retail stores.  Our stores operate under the names of Dollar Tree, Deals, Dollar Tree Deals, Dollar Tree Canada, Dollar Giant and Dollar Bills.  In 5,148 of these stores, we sell substantially all items for $1.00 or less in the United States and $1.25(CAD) or less in Canada.  In substantially all of the remaining stores, operating as Deals or Dollar Tree Deals, we sell items for $1.00 or less but also sell items for more than $1.00.
We believe our optimal store size is between 8,000 and 10,000 selling square feet.  This store size provides the appropriate amount of space for our broad merchandise offerings while allowing us to provide ease of shopping to our customers.  As we have been expanding our merchandise offerings, we have added freezers and coolers to approximately 3,620 stores to increase sales and shopping frequency.  At January 29, 2011, we operated 4,101 stores in the United States and Canada.  At January 31, 2015, we operated 5,157 stores in 48 states and the District of Columbia, as well as 210 stores in Canada.  Our revenue and assets in Canada are not material. Our selling square footage increased from approximately 35.1 million square feet in January 2011 to 46.5 million square feet in January 2015.  Our store growth has resulted primarily from opening new stores.
Business Strategy
Value Merchandise Offering.  We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere.  We buy approximately 59% to 61% of our merchandise domestically and import the remaining 39% to 41%.  Our domestic purchases include basic, seasonal, closeouts and promotional merchandise.  We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectations.  In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers' needs.
Mix of Basic Variety and Seasonal Merchandise.  We maintain a balanced selection of products within traditional variety store categories.  We offer a wide selection of everyday basic products and we supplement these basic, everyday items with seasonal, closeout and promotional merchandise.  We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination and increase the traffic in our stores.  Closeout and promotional merchandise is purchased opportunistically and represents less than 10% of our purchases.
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
We added freezers and coolers to certain stores and increased the amount of consumable merchandise carried by those stores.  We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix.  We added freezers and coolers to 460 additional stores in 2014.  Therefore, as of January 31, 2015, we have freezers and coolers in 3,620 of our stores.  We plan to install them in 320 additional stores by the end of fiscal 2015.
The following table shows the percentage of net sales of each major product group for the years ended January 31, 2015 and February 1, 2014:

	January 31,	February 1,
Merchandise Type	2015	2014
Consumable	49.3%	49.4%
Variety categories	46.4%	46.3%
Seasonal	4.3%	4.3%

At any point in time, we carry approximately 6,800 items in our stores and as of the end of 2014 approximately 35% of our items are automatically replenished.  The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis.  Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of his or her particular customer base.
Customer Payment Methods.  All of our stores in the United States accept cash, checks, debit cards and credit cards.  Along with the rollout of freezers and coolers, we have increased the number of stores accepting Electronic Benefits Transfer (EBT) cards and food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) to approximately 5,000 stores as of January 31, 2015.
Convenient Locations and Store Size.  We primarily focus on opening new stores in strip shopping centers anchored by large retailers who draw target customers we believe to be similar to ours.  Our stores are successful in metropolitan areas, mid-sized cities and small towns.  The range of our store sizes allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities.  Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors and decorative signs.  We enhance the store design with attractive merchandise displays.  We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.
For more information on retail locations and retail store leases, see Item 2 "Properties” beginning on page 19 of this Form 10-K.
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
For more information on our results of operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 25 of this Form 10-K.
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
Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow, increase inventory turnover and control distribution and store operating costs. It is also used to provide information to calculate our estimate of inventory cost under the retail inventory method, which is widely used in the retail industry. Our automatic replenishment system replenishes key items, based on actual store level sales and inventory.  At the end of 2014, approximately 35% of our items are on automatic replenishment.
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
Seasonality. For information on the impact of seasonality, see Item 1A. "Risk Factors" beginning on page 10 of this Form 10-K and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 25 of this Form 10-K.
Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  In the last five years, net sales increased at a compound annual growth rate of 10.0%.  We expect that the majority of our future sales growth will come primarily from new store openings and from our store expansion and relocation program.
The following table shows the average selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2010	4,101	8,570	8,400
2011	4,351	8,640	8,360
2012	4,671	8,660	8,060
2013	4,992	8,660	8,020
2014	5,367	8,660	8,060
We expect to increase the selling square footage in our Dollar Tree stores in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2015 and beyond, we plan to predominantly open Dollar Tree stores that are approximately 8,000 - 10,000 selling square feet and we believe this size allows us to achieve our objectives in the markets in which we plan to expand.  At January 31, 2015, approximately 2,974 of our stores, totaling 65% of our selling square footage, were 8,000 selling square feet or larger.
Our Deals stores, which offer an expanded assortment of merchandise including items that sell for more than $1.00, provide us an opportunity to leverage our Dollar Tree infrastructure in different merchandise concepts, including higher price points, without disrupting the single-price point model in our Dollar Tree stores.  We operated 219 Deals stores as of January 31, 2015.
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
Since 1995, we have added a total of 695 stores through several mergers and acquisitions.  Our acquisition strategy has been to target companies that have a similar single-price point concept that have shown success in operations or companies that provide a strategic advantage.  We evaluate potential acquisition opportunities as they become available. On July 27, 2014, we executed an Agreement and Plan of Merger to acquire Family Dollar Stores, Inc. For more information regarding the pending acquisition, see "Family Dollar Acquisition" below and Item 8. "Financial Statements and Supplementary Data, Note 11 - Pending Acquisition and Related Debt" beginning on page 61 of this Form 10-K.
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
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. In 2014, we expanded our Joliet, Illinois distribution center to 1.5 million square feet. In 2013, we completed construction on a new 1.0 million square foot distribution center in Windsor, Connecticut which began shipping merchandise in June 2013 and expanded our Marietta, Oklahoma distribution center to 1.0 million square feet. In addition, we leased an additional 0.4 million square feet at our San Bernardino, California distribution center in 2013. We believe our distribution center network is currently capable of supporting approximately $10.5 billion in annual sales in the United States. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We also are a party to an agreement which provides distribution services from two facilities in Canada.
Our stores receive approximately 90% of their inventory from our distribution centers via contract carriers.  The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors.  For more information on our distribution center network, see Item 2 “Properties” beginning on page 19 of this Form 10-K.
Family Dollar Acquisition
Dollar Tree's proposed acquisition (the "Acquisition") of Family Dollar Stores, Inc. was approved by the Family Dollar shareholders on January 22, 2015. We believe that the combined company will benefit from the following competitive strengths:

Size and Scale. Upon consummation of the Acquisition, we will become one of the largest retailers in North America, with approximately 13,000 stores in operation across 48 states, the District of Columbia and five Canadian Provinces. By banner, our store base and infrastructure will include Dollar Tree’s approximately 5,300 stores (including over 200 Deals stores) and 10 distribution centers and Family Dollar’s over 8,100 stores and 11 distribution centers, subject to adjustment for any stores that are divested in connection with the Acquisition. Dollar Tree has not yet reached an agreement with the Federal Trade Commission (‘‘FTC’’) regarding the number of stores that it will be required to divest but continues to believe that it will need to divest no more than roughly 300 stores, although the actual number of divestitures may be above or below 300, as the number of divestitures that the FTC will require remains subject to uncertainties.

Complementary business models across fixed- and multi-price points. Dollar Tree is the nation’s leading operator of fixed-price point stores, selling everything for $1 or less and Family Dollar is a leading national operator of multi-price point stores, selling the majority of its products at $10 or less. Following the Acquisition, we will create a diversified and complementary business model across both fixed-price and multi-price points which will allow us to offer our customers a broader assortment of compelling, fresh and fun merchandise at incredible values.

Targets broad range of customers and geographies. Dollar Tree targets customers within a broad range of Middle America with stores located primarily in suburban areas while Family Dollar targets low- and lower-middle income households through its urban and rural locations. We plan to operate and grow both banners. The Dollar Tree and Family Dollar store concepts are complementary and co-locate successfully in the same market with little cannibalization. Consequently, following the Acquisition we believe we will be able to significantly extend our reach to a broader base of customers and serve them with even greater value, choice and convenience.

Complementary product offering, providing a broad, compelling and fresh merchandise assortment at incredible values. Upon the consummation of the Acquisition, we will be able to leverage our complementary merchandise assortments across Dollar Tree and Family Dollar stores to deliver a broad, compelling and fresh product offering to our customers. Dollar Tree’s assortment consists of consumable merchandise (49%); variety merchandise (47%); and seasonal merchandise (4%) while Family Dollar’s assortment consists of consumable merchandise (73%); home products (10%); seasonal and electronics (10%); and apparel and accessories (7%). These complementary assortments will enable the combined company to leverage Dollar Tree's variety and seasonal expertise and Family Dollar's consumables expertise across both store banners and enhance the overall quality of our combined business’s merchandise offering.

Stable and recession resilient business. We believe that the retail segment in which we operate is a stable and recession resilient industry that grows through various economic cycles and experiences less volatility relative to other retail segments.

Dollar Tree has achieved consistent growth in net sales over each of the last 10 years and has successfully delivered positive same stores sales for 28 consecutive quarters through varying economic environments. Following the 2008 recession, Dollar Tree and Family Dollar stores have become a more frequent shopping channel for consumers who are increasingly price and value conscious. We believe that this industry backdrop coupled with our diversified geographic footprint and merchandise offering positions us well to generate stable, consistent demand going forward through various economic cycles.

Strong free cash flow generation to support planned debt repayment. We have always been prudent with our use of capital and following consummation of the Acquisition we intend to maintain our disciplined approach to capital deployment to invest in new store growth while supporting our existing infrastructure and store efficiency initiatives. Our business model offers a highly profitable and capital efficient platform with new stores requiring relatively minimal investment, while delivering robust operating income margins and initial investment payback within only a few years. We believe we will be able to share our best practices in capital deployment and store development across our combined platform to generate significant excess cash flow going forward and enable rapid debt repayment with the goal of returning to an investment grade rating profile within approximately five years.

Best in class management team with proven track record. Our management team includes experienced, long-standing members of the Dollar Tree family with a consistent track record of delivering industry leading profitability and returns on capital over the last 10 years. Led by Chief Executive Officer, Bob Sasser, our management team is responsible for our financial outperformance over the past decade. Together with the Family Dollar team, we intend to leverage our management expertise across a larger retail network in an effort to achieve higher levels of sales and profitability.
Competition
Our segment of the retail industry is highly competitive and we expect competition to increase in the future.  We operate in the discount retail business, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service.  Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, discount retailers, drug stores, convenience stores, independently operated discount stores, and a wide variety of other retailers.  In addition, several competitors have sections within their stores devoted to "one dollar" price point merchandise, which further increases competition.  We believe we differentiate ourselves from other retailers by providing high value, high quality, low cost merchandise in attractively designed stores that are conveniently located.  Our sales and profits could be reduced by increases in competition.  There are no significant economic barriers for others to enter our retail sector.
Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, the Dollar Tree logo with a “1”, and "One Price...One Dollar."  In addition, we own a concurrent use registration for "Dollar Bill$" and the related logo.  We also acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry.  Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything!," and "Everything's $1.00."  With the acquisition of Deals, we became the owners of the trademark "Deal$”.  With the acquisition of Dollar Giant, we became the owners of the trademark “Dollar Giant” and others in Canada. We have federal trademark registrations for a variety of private labels that we use to market some of our product lines.  Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.
Employees
We employed approximately 18,100 full-time and 71,900 part-time associates on January 31, 2015.  Part-time associates work an average of less than 30 hours per week.  The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.
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

Future increases in costs such as the cost of merchandise, wage and benefit costs, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability. The minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. We do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer. We are dependent on our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset inflation or other cost increases. We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 25 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.

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

If we are unable to secure our customers’ credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our results of operation or business.

We have procedures and technology in place to safeguard our customers’ debit and credit card information, our associates’ private data, suppliers’ data, and our business records and intellectual property. Despite these measures, criminals are constantly devising schemes to circumvent safeguards and we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. Other sophisticated retailers have recently suffered serious security breaches. If we experience a data security breach, we could be exposed to negative publicity, government enforcement actions, private litigation, or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether. This could have an adverse effect on our results of operation or business.

Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

Existing store sales growth is dependent on a variety of factors including merchandise selection and availability, store operations and customer satisfaction. In addition, competition could affect our sales. Our highest sales periods are the Christmas and Easter seasons and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores. A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. Easter was observed on March 31, 2013, April 20, 2014, and will be observed on April 5, 2015.

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

Merchandise imported directly accounts for approximately 39% to 41% of our total retail value purchases. In addition, we believe that a portion of our goods purchased from domestic vendors is imported. China is the source of a substantial majority of our imports. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:

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

Our success is dependent on our ability to transport merchandise to our distribution centers and then ship it to our stores in a timely and cost-effective manner. We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems. Additionally, if a vendor fails to deliver on its commitments, we could experience merchandise shortages that could lead to lost sales or increased costs. Some of the factors that could have an adverse effect on our distribution network or costs are:

•	Shipping disruption. Our oceanic shipping schedules may be disrupted or delayed from time to time.

•	Shipping costs. We could experience increases in shipping rates imposed by the trans-Pacific ocean carriers. Changes in import duties, import quotas and other trade sanctions could increase our costs.

•	Diesel fuel costs. We have experienced volatility in diesel fuel costs over the past few years.

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

The retail industry is highly competitive. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. Some of our current or potential competitors have greater financial resources than we do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Please see Item 1, “Business” beginning on page 6 of this Form 10-K for further discussion of the effect of competition on our operations.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation involving employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, governmental investigations, administrative proceedings, regulatory actions or other litigation. Our products could also cause illness or injury, harm our reputation, and subject us to litigation. We are currently defendants in several employment-related class and collective actions, litigation concerning leases, several occupational safety proceedings, and a governmental investigation concerning retail hazardous waste. The outcome of litigation is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, certain of these matters, if decided adversely to us or settled by us, may result in an expense that may be material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend current and future litigation may be significant. There also may be adverse publicity associated with litigation, including litigation related to product safety, customer information and environmental or safety requirements, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

For a discussion of current legal matters, please see Item 3, “Legal Proceedings” beginning on page 20 of this Form 10-K and Item 8, “Financial Statements and Supplementary Data, Note 4 Commitments and Contingencies” under the caption “Contingencies” beginning on page 51 of this Form 10-K. Resolution of these matters, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

Our business is subject to a wide array of laws and regulations. Significant legislative changes, such as the health-care legislation, that impact our relationship with our workforce could increase our expenses and adversely affect our operations. The minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety, worker safety or environmental protection, among others, could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

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

Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a change of control transaction that may be in a shareholder’s best interest.

Our Articles of Incorporation and Bylaws currently contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his best interest. These provisions, among other things:

•	provide that only the Board of Directors, chairman or president may call special meetings of the shareholders;

•	establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings; and

•	permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock.

However, we believe that these provisions allow our Board of Directors to negotiate a higher price in the event of a takeover attempt which would be in the best interest of our shareholders.

Risks related to the proposed Family Dollar merger and the business of the combined company

Completion of the proposed merger is subject to the satisfaction of numerous conditions, and the proposed merger may not be completed on the proposed terms, within the expected timeframe, or at all.

Each of our and Family Dollar’s obligation to consummate the proposed merger remains subject to a number of conditions, including, among others, the following, as further described in the merger agreement: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (‘‘HSR Act’’), (ii) approval of the listing on the Nasdaq of our common stock to be issued in the merger, (iii) the absence of an injunction prohibiting the merger, (iv) the accuracy of the representations and warranties of the other party under the merger agreement (subject to the materiality standards set forth in the merger agreement), (v) the performance by the other party of its respective obligations under the merger agreement in all material respects, (vi) delivery of officer certificates by the other party certifying satisfaction of the two preceding conditions, and in the case of our obligations to complete the merger, the absence of a material adverse effect (as described in the merger agreement) on Family Dollar since July 27, 2014.

There is no assurance that all of the conditions will be satisfied, or that the proposed merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the proposed merger could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed. See the risk factor entitled “Failure to complete the merger could negatively impact our stock price and future business and financial results,” below.

In order to complete the proposed merger, we and Family Dollar must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the proposed merger could be reduced.

Although we and Family Dollar have agreed in the merger agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required expiration or termination of the waiting period under the HSR Act, there can be no assurance that the waiting period under the HSR Act will expire or be terminated. As a condition to granting termination of the waiting period under the HSR Act, governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after completion of the merger. Under the terms of the merger agreement, subject to certain exceptions, we are required to accept certain conditions and take certain actions imposed by governmental authorities that would apply to, or affect, our businesses, assets or properties or those of Family Dollar and its subsidiaries. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions (including requiring divestitures) and that such conditions, terms, obligations or restrictions (including divestitures) will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or otherwise adversely affecting our business and results of operations after completion of the proposed merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed merger. There can also be no assurance that regulators will not seek to challenge the merger.

We and Family Dollar each submitted a filing under the HSR Act, on August 8, 2014, and each received a Second Request from the FTC regarding the Acquisition on September 8, 2014. We and Family Dollar certified substantial compliance with the Second Request on November 7, 2014, and October 21, 2014, respectively. The HSR Act waiting period has been extended by a timing agreement among the parties and the FTC, and we and Family Dollar have agreed to provide the FTC with four weeks’ notice prior to closing. We expect to initiate the 4-week notice period (which may be terminated early by the FTC) after we execute a consent decree with the FTC.

As of March 10, 2015, the FTC has identified approximately 250 stores for divestiture, representing approximately $34 million of operating income. We expect the FTC to substantially complete its review of all remaining stores in the near future. We continue to estimate that no more than roughly 300 stores will be required to be divested, although we can give no assurance as to the exact number and it could be more or less than 300. In parallel, we have made good progress with divestiture buyers and have received multiple indications of interest from buyers, each of whom intend to operate these divested locations as dollar stores to address the FTC's concerns. We will work to secure FTC approval and finalize divestiture agreements with the selected bidder(s) as soon as practical. We are working to close the proposed merger as early as April 2015, but it is uncertain whether the FTC will approve the transaction by that date.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the proposed merger may not be realized, including as a result of the challenges Family Dollar has been recently experiencing as a stand-alone company.

We and Family Dollar have operated and, until the completion of the proposed merger, will continue to operate, independently. The success of the proposed merger, including anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of our company and Family Dollar. It is possible that the pendency of the merger and/or the integration process could result in the loss of key employees, higher than expected costs, litigation relating to the proposed merger, diversion of management attention of both Dollar Tree and Family Dollar, increased competition, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the proposed merger. If we experience difficulties with the integration process, the anticipated benefits of the proposed merger may not be realized fully or at all, or may take longer to realize than expected. Family Dollar’s first quarter of fiscal year 2015 experienced increased pressures on merchandise margin, deleveraging of expenses and increased professional fees, and such conditions may continue in fiscal 2015. Moreover, Family Dollar has recently experienced turnover in its corporate office and may continue to do so during the pendency of the proposed merger and/or integration process. Each of these factors, among others, could negatively impact the actual benefits realized in the merger. Furthermore, integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the proposed merger could be less than anticipated.

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

We will incur significant transaction and acquisition-related costs in connection with the proposed merger.

We expect to incur a number of non-recurring costs associated with the proposed merger and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction and regulatory costs related to the merger.

We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the proposed merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor entitled “Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the proposed merger may not be realized, including as a result of the challenges Family Dollar has been recently experiencing as a stand-alone company” above.

Lawsuits have been filed against Family Dollar, its directors, Dollar Tree, and one of Dollar Tree's subsidiaries challenging the proposed merger, and an adverse ruling in such lawsuits may prevent the proposed merger from becoming effective or from becoming effective within the expected timeframe.

Family Dollar, its directors, Dollar Tree, and one of Dollar Tree's subsidiaries are named as defendants in three putative class action lawsuits, which have been consolidated under the caption In re Family Dollar Stores, Inc. Stockholder Litig., C.A. No. 9985 CB., brought by purported Family Dollar shareholders challenging the proposed merger, seeking, among other things, to enjoin consummation of the proposed merger. The parties conducted certain document discovery and depositions relating to the motion for a preliminary injunction and a hearing was held on December 5, 2014. On December 19, 2014, the Court of Chancery issued an opinion and order denying plaintiffs’ preliminary injunction motion. The plaintiffs sought from the Court of Chancery certification of an interlocutory appeal of that order to the Delaware Supreme Court, but on January 2, 2015, the Court of Chancery denied that request. No schedule has yet been set for the adjudication of the plaintiffs’ remaining claims for relief. If the plaintiffs are successful in their remaining claims, there could be an adverse effect on our and Family Dollar’s business, financial condition, results of operations and cash flows.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

Our consolidated indebtedness as of January 31, 2015 was $757 million. Following the proposed merger, we will have substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. Upon completion of the proposed merger we expect to have indebtedness of approximately $8,507 million and availability under our new revolving credit facility of approximately $1,250 million, less amounts outstanding for letters of credit.

Our high level of debt could have significant consequences, including the following:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments, instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our ability to refinance our indebtedness on terms acceptable to us or at all;

•	imposing restrictive covenants on our operations;

•	placing us at a competitive disadvantage to competitors carrying less debt; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures.

In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect the opinions of the ratings agencies of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Upon consummation of the proposed merger, the agreements that will govern the indebtedness to be incurred or assumed in connection with the proposed merger are expected to restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of the notes (and lenders under any of our existing and future indebtedness) could declare all outstanding principal and interest to be due and payable, the lenders under the credit facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation, in each case, which could result in your losing your investment.

Despite current and anticipated indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. Although the agreements that will govern the indebtedness to be incurred or assumed in connection with the proposed merger are expected to restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify. Upon completion of the pending acquisition, we expect to have approximately $1,250 million of availability under our new revolving credit facility.

The terms of the agreements governing our indebtedness upon consummation of the proposed merger may restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.

The agreements that will govern the indebtedness to be incurred or assumed in connection with the proposed merger are expected to contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests;

•	make any principal payment on, or redeem or repurchase, subordinated debt;

•	make loans, advances or other investments;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into sale and lease-back transactions;

•	consolidate or merge with or into, or sell all or substantially all of our assets to, another person; and

•	enter into transactions with affiliates.

In addition, certain of these agreements are expected to require us to comply with certain financial maintenance covenants. Our ability to satisfy these financial maintenance covenants can be affected by events beyond our control, and we cannot assure you that we will meet them.

A breach of the covenants under these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the debt holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under our credit facilities may permit the lenders under our credit facilities to terminate all commitments to extend further credit under such credit facilities. Furthermore, if we are unable to repay the amounts due and payable under our credit facilities, those lenders may be able to proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of notes accelerate the repayment of such borrowings, we cannot assure you that we will have sufficient assets to repay such indebtedness.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.

Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Certain of our indebtedness, including borrowings under our new revolving credit facility and our existing credit facility, is or is expected to be subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase (decrease) of 0.25% on the estimated interest rate on debt to finance the proposed merger would result in an increase (decrease) of $20.5 million in annual interest expense. Although we may enter into interest rate swaps, involving the exchange of floating- for fixed-rate interest payments, to reduce interest rate volatility, we cannot assure you we will be able to do so.

The proposed merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

Because shares of our common stock would be issued in the proposed merger, it is possible that the merger will be dilutive to our earnings per share, which could negatively affect the market price of shares of our common stock.

In connection with the completion of the proposed merger, based on the number of issued and outstanding shares of our common stock and Family Dollar common stock as of January 31, 2015, we would issue approximately 28.5 million shares of our common stock. The issuance of these new shares of our common stock could have the effect of depressing the market price of shares of our common stock, through dilution of earnings per share or otherwise.

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

Based on the number of outstanding shares of our common stock and Family Dollar common stock as of January 31, 2015, we would issue approximately 28.5 million shares of our common stock in connection with the proposed Family Dollar merger. The issuance of these new shares of our common stock could have the effect of depressing the market price for our common stock.

In addition, many Family Dollar stockholders may decide not to hold the shares of our common stock they will receive in the proposed merger. Other Family Dollar stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the proposed merger. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following consummation of the proposed merger.

Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES
Stores
As of January 31, 2015, we operated 5,367 stores in 48 states and the District of Columbia, and five Canadian provinces as detailed below:

Alabama	106	Maine	27	Oklahoma	55
Arizona	95	Maryland	103	Oregon	88
Arkansas	53	Massachusetts	98	Pennsylvania	255
California	486	Michigan	194	Rhode Island	26
Colorado	82	Minnesota	100	South Carolina	96
Connecticut	56	Mississippi	64	South Dakota	9
Delaware	29	Missouri	101	Tennessee	132
District of Columbia	2	Montana	13	Texas	340
Florida	389	Nebraska	19	Utah	48
Georgia	195	Nevada	38	Vermont	7
Idaho	26	New Hampshire	30	Virginia	157
Illinois	208	New Jersey	127	Washington	96
Indiana	106	New Mexico	38	West Virginia	37
Iowa	37	New York	255	Wisconsin	100
Kansas	32	North Carolina	210	Wyoming	13
Kentucky	87	North Dakota	7
Louisiana	91	Ohio	194

Alberta	34	Manitoba	11	Saskatchewan	10
British Columbia	53	Ontario	102
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

Distribution Centers
The following table includes information about the distribution centers that we operate in the United States.  Except for 0.4 million square feet of our distribution center in San Bernardino, CA, all of our distribution center capacity is owned. In 2014, we expanded our Joliet, Illinois distribution center by 0.3 million square feet. In 2013, we completed construction on a new 1.0 million square foot distribution center in Windsor, Connecticut which began shipping merchandise in June 2013.  In addition, we expanded our Marietta, Oklahoma distribution center by 0.4 million square feet and leased an additional 0.4 million square feet at our San Bernardino, California distribution center in 2013. We believe our distribution center network is currently capable of supporting approximately $10.5 billion in annual sales in the United States.

Location	Size in Square Feet
Chesapeake, Virginia	400,000
Olive Branch, Mississippi	425,000
Joliet, Illinois	1,470,000
Stockton, California	525,000
Briar Creek, Pennsylvania	1,003,000
Savannah, Georgia	1,014,000
Marietta, Oklahoma	1,004,000
San Bernardino, California	802,000
Ridgefield, Washington	665,000
Windsor, Connecticut	1,001,000
Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems.  With the exception of our Ridgefield, Washington facility, each of our distribution centers in the United States also contains automated conveyor and sorting systems.

Distribution services in Canada are provided by a third party from facilities in British Columbia and Ontario.

Store Support Center
Our Store Support Center is located in an approximately 190,000 square foot building which we own in Chesapeake, Virginia.
For more information on financing of our distribution centers, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations- Funding Requirements" beginning on page 25 of this Form 10-K.
Item 3.  LEGAL PROCEEDINGS
From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•	employment-related matters;

•	infringement of intellectual property rights;

•	personal injury/wrongful death claims;

•	product safety matters, which may include product recalls in cooperation with the Consumer Products Safety Commission or other jurisdictions;

•	real estate matters related to store leases; and

•	environmental and safety issues.

In addition, we are defendants in several class or collective action lawsuits, lease restriction cases, an environmental investigation and merger-related shareholder litigation. These proceedings are described in "Note 4 - Commitments and Contingencies" under the caption "Contingencies" beginning on Page 51 of this Form 10-K included in "Part II. Item 8. Financial Statements and Supplementary Data."

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

	High	Low
Fiscal year ended February 1, 2014:
First Quarter	$48.92	$38.43
Second Quarter	55.02	47.70
Third Quarter	60.19	50.33
Fourth Quarter	60.11	49.66
Fiscal year ended January 31, 2015:
First Quarter	$56.39	$49.59
Second Quarter	59.84	49.69
Third Quarter	61.00	53.17
Fourth Quarter	72.59	60.21
On March 4, 2015, the last reported sale price for our common stock, as quoted by Nasdaq, was $78.84 per share.  As of March 4, 2015, we had approximately 259 shareholders of record.
We did not repurchase any shares of common stock on the open market in 2014. At January 31, 2015, we had $1.0 billion remaining under Board repurchase authorization.
On September 17, 2013, we entered into agreements and made payments to repurchase $1.0 billion of our common shares under two $500.0 million Accelerated Share Repurchase Agreements (ASRs). On February 14, 2014 the uncollared agreement concluded and we received an additional 1.9 million shares without any additional cash payment resulting in a total of 9.1 million shares repurchased under the uncollared agreement. On May 15, 2014 the collared agreement concluded and we received an additional 1.2 million shares, without any additional cash payments, resulting in a total of 9.0 million shares repurchased under this agreement. See additional discussion of the ASRs in "Note 7. Shareholders' Equity", included in “Part II, Note 7. Shareholders' Equity” of this Form 10-K.
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 31, 2015, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index.  The comparison assumes that $100 was invested in our common stock on January 30, 2010, and, in each of the foregoing indices on January 30, 2010, and that dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA
The following table presents a summary of our selected financial data for the fiscal years ended January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012, and January 29, 2011.  Fiscal 2012 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.
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

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Income Statement Data:
Net sales	$8,602.2	$7,840.3	$7,394.5	$6,630.5	$5,882.4
Gross profit	3,034.0	2,789.8	2,652.7	2,378.3	2,087.6
Selling, general and administrative expenses	1,993.8	1,819.5	1,732.6	1,596.2	1,457.6
Operating income	1,040.2	970.3	920.1	782.1	630.0
Net income	599.2	596.7	619.3	488.3	397.3
Margin Data (as a percentage of net sales):
Gross profit	35.3%	35.6%	35.9%	35.9%	35.5%
Selling, general and administrative expenses	23.2%	23.2%	23.5%	24.1%	24.8%
Operating income	12.1%	12.4%	12.4%	11.8%	10.7%
Net income	7.0%	7.6%	8.4%	7.4%	6.8%
Per Share Data:
Diluted net income per share	$2.90	$2.72	$2.68	$2.01	$1.55
Diluted net income per share increase	6.6%	1.5%	33.3%	29.7%	30.3%

	As of
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$864.1	$267.7	$399.9	$288.3	$486.0
Working capital	1,133.0	692.2	797.3	628.4	800.4
Total assets	3,567.0	2,771.9	2,752.0	2,328.6	2,380.5
Total debt, including capital lease obligations	757.0	769.8	271.3	265.8	267.8
Shareholders' equity	1,785.0	1,170.7	1,667.3	1,344.6	1,459.0

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Selected Operating Data:
Number of stores open at end of period	5,367	4,992	4,671	4,351	4,101
Gross square footage at end of period	58.3	54.3	50.9	47.4	44.4
Selling square footage at end of period	46.5	43.2	40.5	37.6	35.1
Selling square footage annual growth	7.4%	6.9%	7.7%	6.9%	8.8%
Net sales annual growth	9.7%	6.0%	11.5%	12.7%	12.4%
Comparable store net sales increase	4.3%	2.4%	3.4%	6.0%	6.3%
Net sales per selling square foot	$192	$187	$190	$182	$174
Net sales per store	$1.7	$1.6	$1.6	$1.6	$1.5
Selected Financial Ratios:
Return on assets	18.9%	21.6%	24.4%	20.7%	17.0%
Return on equity	40.5%	42.1%	41.1%	34.8%	27.5%
Inventory turns	4.4	4.1	4.3	4.2	4.2
Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2014, 2013 and 2012;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2014 and 2013 and what we expect them to be in 2015; and

•	where funds will come from to pay for future expenditures.
As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in Item 8 of this Form 10-K, which present the results of operations for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2014 compared to fiscal year 2013 and for fiscal year 2013 compared to fiscal year 2012. Unless otherwise indicated, references to "we," "our" or "Dollar Tree" refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis and do not give effect to the proposed acquisition of Family Dollar Stores, Inc.

Key Events and Recent Developments

Several key events have had or are expected to have a significant effect on our operations. You should keep in mind that:

•
On March 9, 2015, we entered into a credit agreement and term loan facilities and received $3.95 billion under the Term Loan B which is being held in escrow pending the consummation of the Family Dollar acquisition.

•
On February 23, 2015, we completed the offering of $3.25 billion of acquisition notes which we expect to use in connection with our financing of the Family Dollar acquisition. The acquisition notes were issued by a wholly owned subsidiary of Dollar Tree and the proceeds of the offering are being held in escrow pending the consummation of the Family Dollar acquisition.

•	On January 22, 2015, Family Dollar Stores, Inc. shareholders voted to approve our acquisition of Family Dollar.

•	In January 2015, we completed a 270,000 square foot expansion of our distribution center in Joliet, Illinois. The Joliet distribution center is now a 1,470,000 square foot, fully automated facility.

•	On July 27, 2014, we entered into an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction.

•
On September 17, 2013, we entered into agreements with JP Morgan Chase Bank to repurchase $1.0 billion of our common stock under a variable maturity accelerated share repurchase program, 50% of which was collared and 50% of which was uncollared.

•
On September 16, 2013, we completed a private placement with institutional investors of $750 million aggregate principal amount of Senior Notes. The Senior Notes include three tranches with $300 million of 4.03% Senior Notes due in September 2020, $350 million of 4.63% Senior Notes due in September 2023 and $100 million of 4.78% Senior Notes due in September 2025.

•
On September 13, 2013, our Board of Directors authorized the repurchase of an additional $2.0 billion of our common stock. This authorization replaced all previous authorizations. At January 31, 2015, we had $1.0 billion remaining under Board repurchase authorization.

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
At January 31, 2015, we operated 5,367 stores in 48 states and the District of Columbia, and five Canadian provinces, with 46.5 million selling square feet compared to 4,992 stores with 43.2 million selling square feet at February 1, 2014.  During fiscal 2014, we opened 391 stores, expanded 72 stores and closed 16 stores, compared to 343 new stores opened, 71 stores expanded and 22 stores closed during fiscal 2013.  In the current year we increased our selling square footage by 7.4%. Of the 3.2 million selling square foot increase in 2014, 0.2 million was added by expanding existing stores.  The average size of our stores opened in 2014 was approximately 8,060 selling square feet (or about 10,000 gross square feet).  For 2015, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet).  We believe that this store size is our optimal size operationally and that this size also gives our customers an ideal shopping environment that invites them to shop longer and buy more.
Fiscal 2014 and Fiscal 2013 which ended on January 31, 2015, and February 1, 2014, respectively, each included 52 weeks. Fiscal 2012 ended on February 2, 2013 and included 53 weeks, commensurate with the retail calendar. The 53rd week in 2012 added approximately $125 million in sales.

In fiscal 2014, comparable store net sales increased by 4.3%.  The comparable store net sales increase was the result of a 3.4% increase in the number of transactions and a 0.9% increase in average ticket.  We believe comparable store net sales continued to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in 2014, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores.  At January 31, 2015 we had frozen and refrigerated merchandise in approximately 3,620 stores compared to approximately 3,160 stores at February 1, 2014.  We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 5,000 qualified stores compared to 4,620 at the end of 2013.
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
Pending Acquisition
On July 27, 2014, we executed an Agreement and Plan of Merger (the "Merger Agreement") to acquire Family Dollar in a cash and stock transaction (the “Acquisition”). Under the Acquisition, which was approved by Family Dollar shareholders on January 22, 2015, the Family Dollar shareholders will receive $59.60 in cash plus no more than 0.3036 and no less than 0.2484 shares of our common stock for each share of Family Dollar common stock they own. On January 31, 2015, Family Dollar had approximately 114.5 million outstanding shares of common stock. Due to the vesting of outstanding equity awards, Family Dollar is expected to have up to an additional 2.0 million shares of common stock outstanding at closing in connection with the Acquisition. Family Dollar stock options and RSUs will convert into options and RSUs in our common stock. After the Acquisition, we expect that former Family Dollar stockholders will own no more than 15.1% and no less than 12.7% of the outstanding shares of Dollar Tree common stock.
The transaction is subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act") and satisfaction or waiver of the other customary closing conditions.
On or before closing, we expect to incur approximately $210.0 million in acquisition-related expenses, of which $75.2 million were incurred in 2014 including $33.5 million that was paid in 2014. During 2014, $28.5 million of acquisition-related expenses were recorded in "selling, general and administrative expenses" and $46.7 million related to commitment fees were recorded in "interest expense, net." We expect to incur an additional $22.6 million in commitment fees in the first quarter of fiscal 2015. We also expect to expend approximately $174.0 million in capitalizable debt issuance costs related to the financing of the Acquisition.
In connection with the Acquisition, we expect to pay off most of our and Family Dollar's existing debt, and obtain approximately $9.5 billion in bank and bond financing to recapitalize the combined company and finance the Acquisition and ongoing operations. On February 23, 2015 we completed the offering of $3.25 billion of acquisition notes and on March 9, 2015 we received funding under the $3.95 billion Term Loan B in connection with the financing. The proceeds of the acquisition notes and Term Loan B are being held in escrow pending consummation of the Acquisition. Please see "Note 11 - Pending Acquisition and Related Debt" beginning on Page 61 of this Form 10-K included in "Part II. Item 8. Financial Statements and Supplementary Data" for more information on the financing.
We expect to achieve approximately $300 million in annual cost savings synergies by the end of the third year after closing, and that we will incur $300 million in one-time costs to achieve those synergies. We project that the Acquisition will be dilutive to earnings per share in the first twelve months following closing on a GAAP basis; however, we expect it will be accretive excluding the one-time costs to achieve synergies.

Results of Operations

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.7%	64.4%	64.1%
Gross profit	35.3%	35.6%	35.9%
Selling, general and administrative expenses	23.2%	23.2%	23.5%
Operating income	12.1%	12.4%	12.4%
Interest expense, net	0.9%	0.2%	—%
Other (income) expense, net	0.1%	—%	(0.8)%
Income before income taxes	11.1%	12.2%	13.2%
Provision for income taxes	4.1%	4.6%	4.8%
Net income	7.0%	7.6%	8.4%
Fiscal year ended January 31, 2015 compared to fiscal year ended February 1, 2014
Net sales.  Net sales increased 9.7%, or $761.9 million, in 2014 compared to 2013, resulting from sales in our new stores and a 4.3% increase in comparable store net sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores or expand stores near existing ones.
The following table summarizes the components of the changes in our store count for fiscal years ended January 31, 2015 and February 1, 2014.

	January 31, 2015	February 1, 2014
New stores	391	343
Expanded or relocated stores	72	71
Closed stores	(16)	(22)
Of the 3.2 million selling square foot increase in 2014 approximately 0.2 million was added by expanding existing stores.
Gross profit. Gross profit margin was 35.3% in 2014 compared to 35.6% in 2013 due to increased freight costs partially offset by leverage in occupancy costs from the higher comparable store sales increase.
Selling, general and administrative expenses.  Selling, general and administrative expenses, as a percentage of net sales, remained at 23.2% for 2014 compared to 2013.  Excluding $28.5 million or approximately 35 basis points of expenses related to the Family Dollar acquisition, the selling, general and administrative rate was 22.9%. The decrease is primarily due to lower store payroll, health insurance and workers' compensation costs.
Operating income.  Operating income margin was 12.1% in 2014 compared to 12.4% in 2013. Excluding the approximately 35 basis points of acquisition-related expenses, operating income margin was 12.4% in 2014 as lower selling, general and administrative expenses as a percentage of sales were offset by lower gross profit margin for the reasons noted above.
Interest expense, net. Interest expense, net increased $64.7 million due to $46.7 million of commitment fees related to the financing of the Family Dollar acquisition and a full year of interest expense on the $750.0 million of senior notes issued in September 2013.
Other (income) expense, net.  Other (income) expense, net in 2014 increased $5.6 million primarily due to unfavorable fair market value adjustments for our diesel fuel hedges.
Income taxes.  Our effective tax rate was 37.2% in 2014 compared to 37.5% in 2013. The rate decrease is the result of lower state tax rates and additional work opportunity tax credits in 2014.

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
The following table compares cash-flow related information for the years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	Year Ended
	January 31,	February 1,	February 2,
(in millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$926.8	$794.1	$678.3
Investing activities	(315.0)	(325.0)	(261.9)
Financing activities	(14.6)	(597.8)	(303.4)
Net cash provided by operating activities increased $132.7 million in 2014 compared to 2013 due primarily to an increase in accrued expenditures related to the Family Dollar acquisition and a decrease in cash used to purchase merchandise inventories.

Net cash provided by operating activities increased $115.8 million in 2013 compared to 2012 due to a decrease in cash used for prepaid rent and purchasing merchandise inventory partially offset by a decrease in income taxes payable.
Net cash used in investing activities decreased $10.0 million in 2014 compared with 2013 primarily due to reduced capital expenditures, increased proceeds on fixed asset dispositions and reduced purchases of restricted investments.
Net cash used in investing activities increased $63.1 million in 2013 primarily due to the impact from $62.3 million in proceeds from the sale of the investment in Ollie's Holdings, Inc. in 2012.
In 2014, net cash used in financing activities decreased $583.2 million compared to 2013 primarily due to $1.1 billion of share repurchases and the repayment of $250.0 million in long-term debt in 2013 partially offset by the issuance of the $750.0 million of Senior Notes in 2013.
In 2013, net cash used in financing activities increased $294.4 million as a result of an increase in share repurchases in 2013 and the repayment of the $250.0 million outstanding on the revolving credit facility partially offset by $750.0 million of proceeds from the issuance of the Senior Notes.
At January 31, 2015, our long-term borrowings were $757.0 million.  We also have $110.0 million, $100.0 million and $20.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $162.9 million were committed to letters of credit issued for routine purchases of imported merchandise at January 31, 2015.

In September 2013, we entered into a Note Purchase Agreement with institutional accredited investors in which we issued and sold $750.0 million of senior notes (the "Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes consist of three tranches: $300.0 million of 4.03% Senior Notes due September 16, 2020; $350.0 million of 4.63% Senior Notes due September 16, 2023; and $100.0 million of 4.78% Senior Notes due September 16, 2025. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. The Notes are unsecured and rank pari passu in right of repayment with our other senior unsecured indebtedness. We may prepay some or all of the Notes at any time in an amount not less than 5% of the original aggregate principal amount of the Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount. In the event of a change in control (as defined in the Note Purchase Agreement), we may be required to prepay the Notes. The Note Purchase Agreement contains customary affirmative and restrictive covenants. We used the net proceeds of the Notes to finance share repurchases.

On January 20, 2015, we entered into the First Amendment (the “ Notes Amendment”) to the Note Purchase Agreement,with a majority of the noteholders party thereto. The Notes Amendment was entered into in connection with our pending acquisition (the “Acquisition”) of Family Dollar Stores, Inc. (“Family Dollar”). The Notes Amendment will, among other things, allow a newly-formed subsidiary of Dollar Tree to issue debt and hold the proceeds in escrow pending consummation of the Acquisition (such debt, the “Escrow Debt”). Pursuant to the terms of the Notes Amendment, in certain circumstances the amount of interest due on the Notes may increase by 1.0% per annum. The Notes Amendment also contains certain negative covenants and other restrictions applicable during the period in which any Escrow Debt is outstanding. Upon closing of the Acquisition, we expect to fully repay the Notes which will result in the repayment of the $750.0 million outstanding and the payment of approximately $121.2 million of prepayment fees.
In June 2012, we entered into a five-year $750.0 million unsecured Credit Agreement (the Agreement).  The Agreement provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the Agreement is based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The Agreement also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly. The Agreement also bears an administrative fee payable annually.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.  As of January 31, 2015, no amount was outstanding under the $750.0 million revolving line of credit.
In September 2013, we amended the Agreement to enable the issuance of the Notes.

On August 15, 2014, we entered into an amendment (the "Credit Amendment") to the Agreement. The Credit Amendment further amends the Agreement to facilitate the issuance and/or borrowings of certain third-party debt financing that we may use to finance the Acquisition. The Credit Amendment also facilitates escrow arrangements related to the Acquisition.

On February 23, 2015, our wholly owned subsidiary completed the offering of $750,000,000 aggregate principal amount of 5.250% senior notes due 2020 (the “2020 notes”) and $2,500,000,000 aggregate principal amount of 5.750% senior notes due 2023 (the “2023 notes”, and together with the 2020 notes, the “acquisition notes”). The acquisition notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The acquisition notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

We expect to use the proceeds of the acquisition notes to finance in part the Acquisition. The proceeds of the 2020 notes and the 2023 notes will be held in, and secured by liens on, separate escrow accounts with U.S. Bank National Association, as escrow agent (the “Escrow Agent”), pending consummation of the Acquisition. We expect that, in connection with the consummation of the Acquisition, our wholly owned subsidiary that issued the acquisition notes will merge with and into us, we will assume the obligations in respect of the acquisition notes, and the acquisition notes will be jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of our subsidiaries that guarantees the obligations under our new senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.

The 2020 notes, which mature on March 1, 2020, were issued pursuant to an indenture, dated as of February 23, 2015, with U.S. Bank National Association, as trustee (the “2020 notes indenture”). The 2023 notes, which mature on March 1, 2023, were issued pursuant to an indenture, dated as of February 23, 2015, with U.S. Bank National Association, as trustee (the “2023 notes indenture”, and together with the 2020 notes indenture, the “indentures”).

The indentures provide that if the Acquisition is not consummated before August 28, 2015, if the Escrow Agent has not received certain additional monthly deposits by certain dates, or upon the occurrence of certain other events, the acquisition notes will be subject to a special mandatory redemption at a price of 100% of the gross proceeds of the acquisition notes offered, plus accrued and unpaid interest to, but excluding, the date of redemption.

Interest on the acquisition notes is due semiannually on March 1 and September 1 of each year, commencing on September 1, 2015. No principal is due on the acquisition notes within five years and annual interest is expected to be approximately $183.1 million.

The indentures contain covenants that, from and after the date of the Acquisition, will limit our and certain of our subsidiaries ability to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make any principal payment on, or redeem or repurchase, subordinated debt; (iv) make loans, advances or other investments; (v) incur liens; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) consolidate or merge with or into, or sell all or substantially all assets to, another person; and (viii) enter into transactions with affiliates. The indentures also provide for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding acquisition notes under the applicable indenture to be declared immediately due and payable.

On March 9, 2015, our wholly owned subsidiary entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6,200 million in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1,250 million revolving credit facility (the “New Revolving Credit Facility”) and $4,950 million of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1,000 million Term Loan A tranche and a $3,950 million Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature five years after the closing of the Acquisition, unless any of the 2020 notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche will mature seven years after the closing of the Acquisition. Annual interest expense on the New Term Loan Facilities is expected to approximate $197.6 million.

The proceeds of the borrowings under the Term Loan B tranche were deposited in an escrow account (separate from the escrow accounts related to the acquisition notes) and will be held in escrow prior to the closing of the Acquisition. Upon the consummation of the Acquisition, we will become the borrower under the New Senior Secured Credit Facilities and will draw the term loans under the Term Loan A facility and will have the ability to borrow under the New Revolving Credit Facility.

The New Senior Secured Credit Facilities will not be guaranteed by us or any of our subsidiaries prior to the consummation of the Acquisition, but upon consummation of the Acquisition the New Senior Secured Credit Facilities will be guaranteed by certain of our direct or indirect wholly owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). Upon the consummation of the Acquisition, we expect the New

Senior Secured Credit Facilities will be secured by a security interest in substantially all the assets of Dollar Tree and the Credit Agreement Guarantors, subject to certain exceptions.

The loans under the Term Loan A tranche and the New Revolving Credit Facility will bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), and the Term Loan B tranche of the New Senior Secured Credit Facilities will bear interest at LIBOR plus 3.50% per annum (or a base rate plus 2.50%). The Term Loan B tranche will be subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities will require quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the consummation of the Acquisition, 2.5% of the original principal amount thereof in the second year following the Acquisition, and 3.75% of the original principal amount thereof thereafter and the Term Loan B tranche requires quarterly amortization payments of 0.25% of the original principal amount thereof after the closing of the Acquisition. The New Term Loan Facilities also require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. We expect to pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term Loan B tranche of the New Term Loan Facilities will require us to pay a 1.00% prepayment fee if the loans thereunder are subject to certain “repricing” transactions before March 9, 2016.

The New Senior Secured Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that apply, in certain circumstances, before and after the closing of the Acquisition and are customary for similar financings. These include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repay the acquisition notes, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a financial maintenance covenant based on our consolidated first lien secured net leverage ratio will apply to the New Revolving Credit Facility and the Term Loan A tranche of the New Term Loan Facilities after the closing of the Acquisition.
Historically we have used cash to repurchase shares but we did not repurchase any shares in fiscal 2014.  We repurchased 17.4 million shares for $1,112.1 million in fiscal 2013.  We repurchased 8.1 million shares for $340.2 million in fiscal 2012.  At January 31, 2015, we have $1.0 billion remaining under Board repurchase authorization.
Funding Requirements
Overview, Including Off-Balance Sheet Arrangements
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2015 to total approximately $290.7 million, which includes capital expenditures, initial inventory and pre-opening costs.
Our estimated capital expenditures for fiscal 2015 are between $465.0 million and $475.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 320 stores, the initial phases of work on our eleventh distribution center and the expansion of our Olive Branch, Mississippi distribution center.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our existing credit facility.
The following tables summarize our material contractual obligations at January 31, 2015, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Lease Financing
Operating lease obligations	$2,622.5	$558.6	$521.8	$469.8	$335.7	$244.1	$492.5
Long-term Borrowings
Senior notes	750.0	—	—	—	—	—	750.0
Forgivable promissory note	7.0	—	—	0.2	1.4	1.4	4.0
Interest on long-term borrowings	261.6	33.1	33.1	33.1	33.1	33.1	96.1
Total obligations	$3,641.1	$591.7	$554.9	$503.1	$370.2	$278.6	$1,342.6

Commitments	Total	Expiring in 2015	Expiring in 2016	Expiring in 2017	Expiring in 2018	Expiring in 2019	Thereafter
Letters of credit and surety bonds	$179.0	$178.8	$0.2	$—	$—	$—	$—
Technology assets	13.5	13.5	—	—	—	—	—
Telecommunication contracts	16.8	7.1	7.1	2.6	—	—	—
Total commitments	$209.3	$199.4	$7.3	$2.6	$—	$—	$—
Lease Financing
Operating lease obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to January 31, 2015 for stores that were not yet open on January 31, 2015.
Long-term Borrowings
Senior notes. In September 2013, we entered into a Note Purchase Agreement with institutional accredited investors in which we issued and sold $750.0 million of senior notes (the "Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes consist of three tranches: $300.0 million of 4.03% Senior Notes due September 16, 2020; $350.0 million of 4.63% Senior Notes due September 16, 2023; and $100.0 million of 4.78% Senior Notes due September 16, 2025. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. For complete terms of the Notes please see Item 8. Financial Statements and Supplementary Data, "Note 5 - Long-Term Debt" beginning on page 54 of this Form 10-K.
Demand revenue bonds.  In May 1998, we entered into an agreement with the Mississippi Business Finance Corporation under which it issued $19.0 million of variable-rate demand revenue bonds.  We used the proceeds from the bonds to finance the acquisition, construction and installation of land, buildings, machinery and equipment for our distribution facility in Olive Branch, Mississippi.  The bonds did not have a prepayment penalty as long as the interest rate remained variable.  The bonds contained a demand provision and, therefore, outstanding amounts were classified as current liabilities.  In 2014, we repaid the $12.8 million outstanding under the Demand Revenue Bonds and the debt was retired.
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
Interest on long-term borrowings.  These amounts represent interest payments on the Notes, and Forgivable Promissory Note using the interest rates for each at January 31, 2015.
Commitments
Letters of credit and surety bonds.  We are a party to three Letter of Credit Reimbursement and Security Agreements providing $110.0 million, $100.0 million and $20.0 million, respectively for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $162.9 million of purchases committed under these letters of credit at January 31, 2015.
We also have approximately $11.9 million of letters of credit outstanding for our self-insurance programs and $4.2 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores.
Technology assets.  We have commitments totaling approximately $13.4 million to primarily purchase store technology assets and maintenance for our stores during 2015.
Telecommunication contracts.  We have contracted for telecommunication services with contracts expiring in 2017.  The total amount of these commitments is approximately $16.8 million.
Derivative Financial Instruments
In 2014 and 2013, we were party to fuel derivative contracts with third parties which included approximately 1.6 million and 2.8 million gallons of diesel fuel, or approximately 10% and 20% of our domestic truckload fuel needs, respectively.  These derivative contracts did not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  We currently have fuel derivate contracts to hedge 6.6 million gallons of diesel fuel, or approximately 40% of our domestic truckload fuel needs from February 2015 through January 2016.

Critical Accounting Policies
The preparation of financial statements requires the use of estimates.  Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates.  Following is a discussion of the estimates that we consider critical.
Inventory Valuation
As discussed in Item 8. Financial Statements and Supplementary Data, "Note 1 - Summary of Significant Account Policies" under the caption "Merchandise Inventories" beginning on page 44 of this Form 10-K, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis.  Cost is assigned to store inventories using the retail inventory method on a weighted-average basis.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.
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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at January 31, 2015 is based on estimated shrink for most of 2014, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree stores for the last few years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  We periodically adjust our shrink estimates to address these factors as they become apparent.
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

We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding matters with external counsel to assess the probability of an unfavorable outcome and estimates of loss. We re-evaluate outstanding proceedings and claims each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. Our legal proceedings are described in "Note 4 - Commitments and Contingencies" under the caption "Contingencies" beginning on Page 51 of this Form 10-K included in "Part II. Item 8. Financial Statements and Supplementary Data.

Our freight and store-level operating expenses are estimated based on current activity and historical trends and results.  Our workers' compensation, general liability and health insurance accruals are recorded based on actuarial valuations which are adjusted at least annually based on a review performed by a third-party actuary.  For our workers' compensation and general liability accruals, these actuarial valuations are estimates based on our historical loss development factors. For our health insurance accrual, the actuary provides an estimate based on historical claims and claim payment timing. Certain other expenses are estimated and recorded in the periods that management becomes aware of them.  The related accruals are adjusted as management’s estimates change.

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
In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  We believe that our liability for uncertain tax positions is adequate.  For further discussion of our changes in reserves during 2014, see Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements” beginning on page 48 of this Form 10-K.
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
Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on March 31, 2013 and on April 20, 2014, and will be observed on April 5, 2015.  We believe that the earlier Easter in 2015 could result in a $8.0 million decrease in sales in the first quarter of 2015 as compared to the first quarter of 2014.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, changes in consumer sentiment or inclement weather.
Our unaudited results of operations for the eight most recent quarters are shown in a table in Note 12 of the Consolidated Financial Statements in Item 8 of this Form 10-K.
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
Shipping Costs.  Trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on shipping industry market conditions and fuel costs.  We can give no assurances as to the final rate trends for 2015, as we are in the early stages of our negotiations.
Minimum Wage. Multiple states and local jurisdictions passed legislation that increase their minimum wages in 2015 and 2016 and the federal government has made indications that it may consider increasing the federal minimum wage. As a result, we believe our expenses could increase unless we are able to offset the increase in payroll costs by operating more effectively or efficiently.

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
Diesel Fuel Cost Risk
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We hedged 1.6 million, 2.8 million and 4.8 million gallons of diesel fuel in 2014, 2013 and 2012, respectively.  These hedges represented approximately 10%, 20% and 35% of our total domestic truckload fuel needs in 2014, 2013 and 2012, respectively.  We currently have fuel derivate contracts to hedge 6.6 million gallons of diesel fuel, or approximately 40% of our domestic truckload fuel needs from February 2015 through January 2016. Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts as of January 31, 2015 was a liability of $5.7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	38

Consolidated Income Statements for the years ended
January 31, 2015, February 1, 2014 and February 2, 2013	39

Consolidated Statements of Comprehensive Income
for the years ended January 31, 2015, February 1, 2014 and
February 2, 2013	40

Consolidated Balance Sheets as of January 31, 2015 and
February 1, 2014	41

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2015, February 1, 2014 and
February 2, 2013	42

Consolidated Statements of Cash Flows for the years ended
January 31, 2015, February 1, 2014 and February 2, 2013	43

Notes to Consolidated Financial Statements	44

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dollar Tree, Inc.:
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the Company) as of January 31, 2015 and February 1, 2014, and the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2015 and February 1, 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Norfolk, Virginia
March 13, 2015

DOLLAR TREE, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended
	January 31,	February 1,	February 2,
(in millions, except per share data)	2015	2014	2013
Net sales	$8,602.2	$7,840.3	$7,394.5
Cost of sales	5,568.2	5,050.5	4,741.8
Gross profit	3,034.0	2,789.8	2,652.7
Selling, general and administrative
expenses	1,993.8	1,819.5	1,732.6
Operating income	1,040.2	970.3	920.1
Interest expense, net	80.1	15.4	2.8
Other (income) expense, net	5.9	0.6	(61.6)
Income before income taxes	954.2	954.3	978.9
Provision for income taxes	355.0	357.6	359.6
Net income	$599.2	$596.7	$619.3
Basic net income per share	$2.91	$2.74	$2.70
Diluted net income per share	$2.90	$2.72	$2.68
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 31,	February 1,	February 2,
(in millions)	2015	2014	2013
Net income	$599.2	$596.7	$619.3

Foreign currency translation adjustments	(17.2)	(15.4)	(0.9)

Total comprehensive income	$582.0	$581.3	$618.4

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$864.1	$267.7
Merchandise inventories, net	1,035.7	1,035.3
Current deferred tax assets, net	28.3	18.9
Prepaid expenses and other current assets	66.5	56.6
Total current assets	1,994.6	1,378.5
Property, plant and equipment, net	1,210.5	1,094.0
Goodwill	164.6	169.3
Deferred tax assets, net	30.6	24.1
Other assets, net	166.7	106.0
TOTAL ASSETS	$3,567.0	$2,771.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$12.8
Accounts payable	433.6	393.9
Other current liabilities	385.3	232.3
Income taxes payable	42.7	47.3
Total current liabilities	861.6	686.3
Long-term debt, excluding current portion	757.0	757.0
Income taxes payable, long-term	6.5	5.5
Other liabilities	156.9	152.4
Total liabilities	1,782.0	1,601.2
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01; 600,000,000 shares
authorized, 205,683,113 and 208,131,669 shares
issued and outstanding at January 31, 2015
and February 1, 2014, respectively	2.1	2.1
Additional paid-in capital	43.0	10.7
Accumulated other comprehensive loss	(34.1)	(16.9)
Retained earnings	1,774.0	1,174.8
Total shareholders' equity	1,785.0	1,170.7
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,567.0	$2,771.9
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 31, 2015, FEBRUARY 1, 2014, AND FEBRUARY 2, 2013

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at January 28, 2012	231.2	$1.1	$—	$(0.6)	$1,344.1	$1,344.6
Net income	—	—	—	—	619.3	619.3
Total other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Transfer from additional paid-in capital
for Common Stock dividend	—	1.2	(1.2)	—	—	—
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	4.8	—	—	4.8
Exercise of stock options, including
income tax benefit of $7.0	0.6	—	12.8	—	—	12.8
Repurchase and retirement of shares	(8.1)	(0.1)	(43.0)	—	(297.1)	(340.2)
Stock-based compensation, net, including
income tax benefit of $14.3	0.8	—	26.9	—	—	26.9
Balance at February 2, 2013	224.6	2.2	0.3	(1.5)	1,666.3	1,667.3
Net income	—	—	—	—	596.7	596.7
Total other comprehensive loss	—	—	—	(15.4)	—	(15.4)
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	4.8	—	—	4.8
Exercise of stock options, including
income tax benefit of $1.6	0.1	—	3.7	—	—	3.7
Repurchase and retirement of shares	(17.4)	(0.1)	(23.8)	—	(1,088.2)	(1,112.1)
Stock-based compensation, net, including
income tax benefit of $8.2	0.7	—	25.7	—	—	25.7
Balance at February 1, 2014	208.1	2.1	10.7	(16.9)	1,174.8	1,170.7
Net income	—	—	—	—	599.2	599.2
Total other comprehensive loss	—	—	—	(17.2)	—	(17.2)
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	4.7	—	—	4.7
Exercise of stock options, including
income tax benefit of $1.4	0.1	—	2.1	—	—	2.1
Repurchase and retirement of shares	(3.1)	—	—	—	—	—
Stock-based compensation, net, including
income tax benefit of $3.1	0.5	—	25.5	—	—	25.5
Balance at January 31, 2015	205.7	$2.1	$43.0	$(34.1)	$1,774.0	$1,785.0
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,	February 1,	February 2,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$599.2	$596.7	$619.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	205.9	190.5	175.3
Gain on sale of Ollie's investment	—	—	(60.8)
Provision for deferred income taxes	(18.1)	6.7	(7.7)
Stock-based compensation expense	38.3	37.0	35.5
Other non-cash adjustments to net income	4.3	4.6	4.7
Changes in assets and liabilities increasing
(decreasing) cash and cash equivalents:
Merchandise inventories	(6.0)	(67.7)	(104.0)
Prepaids and other current assets	(12.2)	26.1	(56.7)
Accounts payable	41.9	46.9	59.3
Income taxes payable	(4.6)	(32.3)	16.3
Other current liabilities	87.5	(2.9)	20.3
Other liabilities	(9.4)	(11.5)	(23.2)
Net cash provided by operating activities	926.8	794.1	678.3
Cash flows from investing activities:
Capital expenditures	(325.6)	(330.1)	(312.2)
Proceeds from sale of Ollie's investment	—	—	62.3
Purchase of restricted investments	(6.8)	(8.8)	(11.0)
Proceeds from sale of restricted investments	15.8	15.0	—
Proceeds from (payments for) fixed asset disposition	1.6	(0.8)	(1.0)
Acquisition of favorable lease rights	—	(0.3)	—
Net cash used in investing activities	(315.0)	(325.0)	(261.9)
Cash flows from financing activities:
Principal payments for long-term debt	(12.8)	(271.5)	(1.5)
Proceeds from long-term debt	—	770.0	7.0
Debt issuance costs	(11.8)	—	—
Payments for share repurchases	—	(1,112.1)	(340.2)
Proceeds from stock issued pursuant to stock-based
compensation plans	5.5	6.0	10.0
Tax benefit of exercises/vesting of equity based compensation	4.5	9.8	21.3
Net cash used in financing activities	(14.6)	(597.8)	(303.4)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(3.5)	(1.4)
Net increase (decrease) in cash and cash equivalents	596.4	(132.2)	111.6
Cash and cash equivalents at beginning of year	267.7	399.9	288.3
Cash and cash equivalents at end of year	$864.1	$267.7	$399.9
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$33.9	$14.5	$3.3
Income taxes	$372.3	$373.2	$333.9
 See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Dollar Tree, Inc. (the Company) is the leading operator of discount variety retail stores offering merchandise at the fixed price of $1.00 or less with 5,367 discount variety retail stores in the United States and Canada at January 31, 2015.  Below are those accounting policies considered by the Company to be significant.
Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The functional currencies of the Company’s international subsidiaries are primarily the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss.  Gains and losses from foreign currency transactions, which are included in other income (expense), net have not been significant.
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
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to "2014" or "Fiscal 2014," “2013” or “Fiscal 2013,” and “2012” or “Fiscal 2012,” relates to as of or for the years ended January 31, 2015, February 1, 2014, and February 2, 2013, respectively. Fiscal 2012 ended on February 2, 2013 and included 53 weeks, commensurate with the retail calendar. Fiscal 2014 and 2013 each included 52 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents at January 31, 2015 and February 1, 2014 includes $788.6 million and $172.6 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value.  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of 3 months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within 3 business days, and therefore are classified as cash and cash equivalents.
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

Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $44.3 million and $43.2 million at January 31, 2015 and February 1, 2014, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements and assets held under capital leases are amortized over the estimated useful lives of the respective assets or the committed terms of the related leases, whichever is shorter.  Amortization is included in "selling, general and administrative expenses" in the accompanying consolidated income statements.
Costs incurred related to software developed for internal use are capitalized and amortized, generally over 3 years.
Goodwill
Goodwill is not amortized, but rather tested for impairment at least annually.  In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2014 and determined that no impairment loss existed.
Other Assets, Net
Other assets, net consists primarily of deferred financing costs, restricted investments and deferred compensation plan assets.  Deferred financing costs represent costs directly related to debt issuances and are amortized over the terms of the related debt. Deferred financing costs, net of amortization, were $74.3 million and $4.3 million at January 31, 2015 and February 1, 2014, respectively. Deferred financing costs of $70.2 million relate to debt to be issued in 2015 and were therefore not amortized in 2014. Included in the $70.2 million are $58.4 million of costs which have not been paid and are accrued in "Other current liabilities" on the accompanying balance sheet. Restricted investments were $78.9 million and $87.9 million at January 31, 2015 and February 1, 2014, respectively and were purchased to collateralize long-term insurance obligations.  These investments are primarily in tax-exempt money market funds that invest in short-term municipal obligations.  These investments are classified as available for sale and are recorded at fair value, which approximates cost.  Deferred compensation plan assets were $5.5 million and $5.1 million at January 31, 2015 and February 1, 2014, respectively and are recorded at fair value.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2014, 2013 and 2012, the Company recorded charges of $1.5 million, $0.5 million and $0.5 million, respectively, to write down certain assets.  These charges are recorded as a component of "selling, general and administrative expenses" in the accompanying consolidated income statements.
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
The Company’s cash and cash equivalents, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value as of January 31, 2015 and February 1, 2014.  As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The fair value of the Company’s cash and cash equivalents was $864.1 million and $267.7 million as of January 31, 2015 and February 1, 2014, respectively. The fair value of the Company's restricted investments was $78.9 million and $87.9 million as of January 31, 2015 and February 1, 2014, respectively.  These fair values were determined using Level 1 measurements in the fair value hierarchy.  The fair value of the diesel fuel swaps was a liability of $5.7 million as of January 31, 2015. The Company did not have any active fuel derivative contracts as of February 1, 2014. The fair values of the swaps were estimated using Level 2 measurements in the fair value hierarchy. These estimates used discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves. The curves were obtained from independent pricing services reflecting broker market quotes.
The estimated fair value of the Company’s long-term debt was $700.9 million as of January 31, 2015 and $769.8 million as of February 1, 2014 . The fair value of the Senior Notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying value of the Company's Demand Revenue Bonds at February 1, 2014 approximates its fair value because the debt's interest rate varies with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The Company recorded impairment charges of $1.5 million, $0.5 million, and $0.5 million in fiscal 2014, 2013 and 2012, respectively, to reduce certain store assets to their estimated fair values.  The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.  There were no other changes related to level 3 assets.

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
Taxes Collected
The Company reports taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (i.e., sales tax) on a net (excluded from revenue) basis.
Cost of Sales
The Company includes the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.
Pre-Opening Costs
The Company expenses pre-opening costs for new, expanded and relocated stores, as incurred.

Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "selling, general and administrative expenses" on the accompanying consolidated income statements.  Advertising costs approximated $18.1 million, $14.9 million and $13.5 million for the years ended January 31, 2015, February 1, 2014, and February 2, 2013, respectively.
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
Stock-Based Compensation
The Company recognizes expense for all share-based payments to employees based on their fair values.  Total stock-based compensation expense for 2014, 2013 and 2012 was $37.4 million, $36.2 million and $34.9 million, respectively.
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

NOTE 2 - BALANCE SHEET COMPONENTS
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 31, 2015 and February 1, 2014 consists of the following:

	January 31,	February 1,
(in millions)	2015	2014
Land	$79.0	$65.2
Buildings	336.9	319.8
Leasehold improvements	1,068.2	960.7
Furniture, fixtures and equipment	1,385.2	1,307.0
Construction in progress	100.9	57.4
Total property, plant and equipment	2,970.2	2,710.1
Less: accumulated depreciation	1,759.7	1,616.1
Total property, plant and equipment, net	$1,210.5	$1,094.0

Depreciation expense was $206.0 million, $190.7 million and $175.4 million for the years ended January 31, 2015, February 1, 2014, and February 2, 2013, respectively.

Other Assets
Other assets as of January 31, 2015 and February 1, 2014 consist of the following:

	January 31,	February 1,
(in millions)	2015	2014
Deferred financing costs, net	$74.3	$4.3
Other intangible assets, net	1.5	2.5
Long-term federal income tax benefit	2.2	1.9
Restricted investments	78.9	87.9
Other long-term assets	9.8	9.4
Total other assets	$166.7	$106.0

Other Current Liabilities
Other current liabilities as of January 31, 2015 and February 1, 2014 consist of accrued expenses for the following:

	January 31,	February 1,
(in millions)	2015	2014
Compensation and benefits	$108.6	$95.3
Taxes (other than income taxes)	30.6	26.4
Insurance	42.7	34.1
Accrued deferred financing costs	58.4	—
Accrued interest	48.3	2.0
Other	96.7	74.5
Total other current liabilities	$385.3	$232.3
Other Long-Term Liabilities
Other long-term liabilities as of January 31, 2015 and February 1, 2014 consist of the following:

	January 31,	February 1,
(in millions)	2015	2014
Deferred rent	$91.9	$86.3
Insurance	51.8	54.7
Other	13.2	11.4
Total other long-term liabilities	$156.9	$152.4

NOTE 3 - INCOME TAXES
Total income taxes were allocated as follows:

	Year Ended
(in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Income from continuing operations	$355.0	$357.6	$359.6
Shareholders' equity, tax benefit on
exercises/vesting of equity-based
compensation	(4.5)	(9.8)	(21.3)
	$350.5	$347.8	$338.3

The provision for income taxes consists of the following:

	Year Ended
	January 31,	February 1,	February 2,
(in millions)	2015	2014	2013
Federal - current	$325.1	$304.6	$324.5
State - current	47.6	45.9	42.4
Foreign - current	0.4	0.4	0.5
Total current	373.1	350.9	367.4

Federal - deferred	(9.7)	10.5	0.3
State - deferred	(3.2)	0.9	(3.5)
Foreign - deferred	(5.2)	(4.7)	(4.6)
Total deferred	$(18.1)	$6.7	$(7.8)
Included in current tax expense for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, are amounts related to uncertain tax positions associated with temporary differences, in accordance with ASC 740.
A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax benefit	3.3	3.3	3.0
Other, net	(1.1)	(0.8)	(1.3)
Effective tax rate	37.2%	37.5%	36.7%
The rate reduction in “other, net” consists primarily of benefits from federal job credits and foreign taxes offset by certain nondeductible expenses.
United States income taxes have not been provided on accumulated but undistributed earnings of the Company's foreign subsidiaries as the Company intends to permanently reinvest earnings.

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

(in millions)	January 31, 2015	February 1, 2014
Deferred tax assets:
Deferred rent	$41.0	$38.2
Accrued expenses	37.6	34.2
Net operating losses and credit carryforwards	31.0	19.3
Accrued compensation expense	33.8	29.5
Other	5.1	0.6
Total deferred tax assets	148.5	121.8
Valuation allowance	(13.8)	(6.0)
Deferred tax assets, net	134.7	115.8
Deferred tax liabilities:
Property and equipment	(48.7)	(46.6)
Goodwill	(18.7)	(16.9)
Prepaid expenses	(3.0)	(3.7)
Inventory	(5.4)	(5.6)
Total deferred tax liabilities	(75.8)	(72.8)
Net deferred tax asset	$58.9	$43.0
A valuation allowance of $13.8 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income. Of the net operating losses and credit carryforwards, $10.1 million is included in the valuation allowance and the remaining amounts expire between 2020 and 2035.
The company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2014 fiscal year and will participate in the program for fiscal year 2015.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  Our federal tax returns have been examined and all issues have been settled through our fiscal 2013 tax year.  In addition, several states completed their examination during fiscal 2014.  In general, fiscal years 2011 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2011 for some states.

The balance for unrecognized tax benefits at January 31, 2015, was $6.5 million.  The total amount of unrecognized tax benefits at January 31, 2015, that, if recognized, would affect the effective tax rate was $4.3 million (net of the federal tax benefit).  The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	January 31, 2015	February 1, 2014
Beginning Balance	$5.5	$5.6
Additions, based on tax positions related to current year	0.6	0.2
Additions for tax positions of prior years	0.9	0.8
Reductions for tax positions of prior years	—	(0.2)
Settlements	—	(0.3)
Lapses in statutes of limitation	(0.5)	(0.6)
Ending balance	$6.5	$5.5
During fiscal 2014, the Company accrued potential interest of $0.2 million, related to these unrecognized tax benefits.  As of January 31, 2015, the Company has recorded a liability for potential interest of $0.7 million.
It is possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months.  At this point it is not possible to estimate a range associated with the resolution of these audits.

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
Future minimum lease payments under noncancelable store and distribution center operating leases are as follows:

(in millions)
2015	$558.6
2016	521.8
2017	469.8
2018	335.7
2019	244.1
Thereafter	492.5
Total minimum lease payments	$2,622.5
The above future minimum lease payments include amounts for leases that were signed prior to January 31, 2015 for stores that were not open as of January 31, 2015.
Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $0.3 million under operating leases.
Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases (including payments to related parties) included in the accompanying consolidated income statements are as follows:

	Year Ended
	January 31,	February 1,	February 2,
(in millions)	2015	2014	2013
Minimum rentals	$536.5	$496.4	$455.5
Contingent rentals	1.8	1.8	2.0

Technology Assets
The Company has commitments totaling approximately $13.5 million to purchase primarily store technology assets and maintenance for its stores during 2015.
Telecommunication Contracts
The Company has contracted for telecommunication services with agreements expiring in 2017.  The total amount of these commitments is approximately $16.8 million.
Letters of Credit
The Company is a party to three Letter of Credit Reimbursement and Security Agreements providing $110.0 million, $100.0 million, and $20.0 million, respectively for letters of credit.  Letters of credit under these agreements are generally issued for the routine purchase of imported merchandise and approximately $162.9 million was committed to these letters of credit at January 31, 2015.  As discussed in Note 5, the Company also has $150.0 million of available letters of credit included in the $750.0 million Unsecured Credit Agreement; however,  as of January 31, 2015, there were no letters of credit committed under this agreement.
The Company also has approximately $11.9 million in stand-by letters of credit that serve as collateral for its large-deductible insurance programs and expire in fiscal 2015.
Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores.  These bonds total approximately $4.2 million and are committed through various dates through fiscal 2016.

Contingencies
Active
Winn-Dixie Stores instituted suit in federal court in Florida alleging that the Company sold products in 48 stores in violation of a lease exclusive. In August 2012, the Court denied Winn-Dixie's claim for damages and granted Winn-Dixie’s request for injunctive relief with respect to just one store. Winn-Dixie appealed to the U.S. Court of Appeals for the 11th Circuit, which affirmed that Winn-Dixie is not entitled to damages. However, it also held that Winn-Dixie's restriction for 21 of the Company's Florida stores required the Company to restrict its sales of food and "many household supplies" such as "soap, matches and paper napkins" to 500 square feet of floor space for fixtures containing food and many household supplies plus a portion of the surrounding aisle. The 11th Circuit remanded the case to the lower court for a new trial to determine the definition of "many household supplies" and how much aisle space should be included. Additional Florida leases may be impacted. The Company has previously restricted these 21 stores to 500 square feet of floor space for food, not including the aisle and not including many household supplies. These stores must now restrict their sales of certain household supplies further, but it is unclear how certain household products will be specifically defined and how much aisle space must be included. These issues may be decided by the trial court in the near future.

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

In September 2013, district attorneys in California initiated an investigation of whether the Company properly disposed of certain damaged retail products under Federal and California state environmental law, primarily the Resource Conservation and Recovery Act. The Company is in the process of settling this matter and has fully accrued its estimated loss which is immaterial.

In May 2014, the US Consumer Product Safety Commission ("CPSC") began a staff investigation of circumstances related to Letters of Advice that the Company received from the CPSC from 2009 to 2013. The CPSC is now investigating Letters of Advice the Company received in 2014 and 2015. The outcome of this matter cannot be determined at this time.

In July and August 2014, several shareholders of Family Dollar Stores, Inc. (“Family Dollar”) filed class actions, now consolidated into one class action, in Delaware chancery court against Family Dollar’s CEO and board members alleging breach of fiduciary duty. Dollar Tree and Family Dollar were also named as defendants for allegedly aiding and abetting the other defendants. The claimed breach derives from the execution of the merger agreement dated July 27, 2014, between Dollar Tree and Family Dollar, which is alleged to offer unfair and inadequate consideration for Family Dollar stock. The class action, among other things, seek to prevent the merger, obtain higher merger consideration or seek monetary damages. The Delaware Chancery Court and appellate court refused to issue an injunction against the Family Dollar shareholder vote in favor of the merger.

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

Resolved
A supermarket filed a lease exclusive case and a second companion unfair competition case against the Company in a Pennsylvania state court. These two cases were settled in fiscal 2014 for immaterial amounts.

A supermarket filed a lease exclusive case against the Company in Pennsylvania state court. This case was settled for an immaterial amount in fiscal 2014.

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

NOTE 5 - LONG-TERM DEBT
Long-term debt at January 31, 2015 and February 1, 2014 consists of the following:

	January 31,	February 1,
(in millions)	2015	2014
$750.0 million Senior Notes,	$750.0	$750.0
fixed interest rates payable semi-annually, January 15 and July 15
$750.0 million Unsecured Credit Agreement,
interest payable monthly at LIBOR,
plus 0.90%, which was 1.07% at
January 31, 2015	—	—
Demand Revenue Bonds, repaid March 2014	—	12.8
$7.0 million Forgivable Promissory Note, interest payable
beginning in November 2017 at a rate of 1%,
principal payable beginning November 2017	7.0	7.0
Total long-term debt	$757.0	$769.8
Less current portion	—	12.8
Long-term debt, excluding current portion	$757.0	$757.0
Maturities of long-term debt are as follows: 2017 - $0.2 million, 2018 - $1.4 million, 2019 - $1.4 million and after 2019 - $754.0 million

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

On January 20, 2015, the Company entered into the First Amendment (the “ Notes Amendment”) to the Note Purchase Agreement, with a majority of the noteholders party thereto. The Notes Amendment was entered into in connection with the Company’s pending acquisition (the “Acquisition”) of Family Dollar Stores, Inc. (“Family Dollar”). The Notes Amendment will, among other things, allow a newly-formed subsidiary of the Company to issue debt and hold the proceeds in escrow pending consummation of the Acquisition (such debt, the “Escrow Debt”). Pursuant to the terms of the Notes Amendment, in certain circumstances the amount of interest due on the Notes may increase by 1.0% per annum. The Notes Amendment also contains certain negative covenants and other restrictions applicable during the period in which any Escrow Debt is outstanding.
Unsecured Credit Agreement
In 2012, the Company entered into a five-year Unsecured Credit Agreement (the "Agreement") which provides for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the facility is based, at the Company’s option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The revolving line of credit also bears a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly.  The Agreement, among other things, requires the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.

On September 16, 2013, the Company amended the Agreement to enable the issuance of the Notes.

On August 15, 2014, the Company entered into an amendment (the "Credit Amendment") to the Agreement. The Credit Amendment further amends the Agreement to facilitate the issuance and/or borrowings of certain third-party debt financing that may be used by the Company to finance the Acquisition. The Credit Amendment also facilitates escrow arrangements related to the Acquisition.
Demand Revenue Bonds
In 1998, the Company entered into an unsecured Loan Agreement with the Mississippi Business Finance Corporation (MBFC) under which the MBFC issued Taxable Variable Rate Demand Revenue Bonds (the Bonds) in an aggregate principal amount of $19.0 million to finance the acquisition, construction, and installation of land, buildings, machinery and equipment for the Company's distribution facility in Olive Branch, Mississippi.  The Bonds did not contain a prepayment penalty as long as the interest rate remained variable.  The Bonds contained a demand provision and, therefore, were classified as current liabilities. On March 3, 2014, the Company repaid the $12.8 million outstanding under the Demand Revenue Bonds and the debt was retired.

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
Hedging Derivatives
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties.  The Company hedged 1.6 million, 2.8 million and 4.8 million gallons of diesel fuel in 2014, 2013 and 2012, respectively.  These hedges represented approximately 10%, 20% and 35% of the total domestic truckload fuel needs in 2014, 2013 and 2012, respectively.  The Company currently has fuel derivative contracts to hedge 6.6 million gallons of diesel fuel, or approximately 40% of the Company's domestic truckload fuel needs from February 2015 through January 2016. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included under "Other (income) expense, net" on the accompanying consolidated income statements.  The fair value of these contracts at January 31, 2015 was a liability of $5.7 million.
NOTE 7 - SHAREHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at January 31, 2015 and February 1, 2014.

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended
	January 31,	February 1,	February 2,
(in millions, except per share data)	2015	2014	2013
Basic net income per share:
Net income	$599.2	$596.7	$619.3
Weighted average number of shares
outstanding	206.0	218.1	229.3
Basic net income per share	$2.91	$2.74	$2.70
Diluted net income per share:
Net income	$599.2	$596.7	$619.3
Weighted average number of shares
outstanding	206.0	218.1	229.3
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1.0	1.0	1.4
Weighted average number of shares and
dilutive potential shares outstanding	207.0	219.1	230.7
Diluted net income per share	$2.90	$2.72	$2.68
At January 31, 2015, February 1, 2014 and February 2, 2013, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
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

The number of shares to be received by the Company under the uncollared agreement was determined based on the weighted average market price of the Company's common stock, less a discount, during a calculation period ending on or before June 2014. The Company received an initial delivery of 7.2 million shares during the year ended February 1, 2014. On February 14, 2014 the uncollared agreement concluded and the Company received an additional 1.9 million shares resulting in a total of 9.1 million shares repurchased under this agreement.
On November 21, 2011, the Company entered into an agreement to repurchase $300.0 million of the Company’s common shares under a “collared” Accelerated Share Repurchase Agreement (ASR).  Under this agreement, the Company initially received 6.8 million shares through December 13, 2011, representing the minimum number of shares to be received based on a calculation using the “cap” or high-end of the price range of the “collar.”  The ASR concluded on March 28, 2012 and the Company received an additional 0.5 million shares under the "collared" agreement resulting in 7.3 million total shares being repurchased under this ASR. The number of shares was determined based on the weighted average market price of the Company's common stock, less a discount, during a specified period of time.

The Company did not repurchase any shares of common stock on the open market in 2014.  The Company repurchased 2.4 million shares for $112.1 million on the open market in fiscal 2013 and 7.7 million shares for $340.2 million on the open market in fiscal 2012.  At January 31, 2015, the Company had $1.0 billion remaining under Board repurchase authorization.
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
Contributions to and reimbursements by the Company of expenses of the plan included in "selling, general and administrative expenses" in the accompanying consolidated income statements were as follows:

Year ended January 31, 2015	$41.1 million
Year ended February 1, 2014	$35.8 million
Year ended February 2, 2013	$40.7 million
Eligible employees vest in the Company’s profit sharing contributions based on the following schedule:

•	20% after two years of service
•	40% after three years of service
•	60% after four years of service
•	100% after five years of service
All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.
Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals and earnings were approximately $5.5 million and $5.1 million, respectively, at January 31, 2015 and February 1, 2014, and are included in "other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "other assets, net" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended January 31, 2015, February 1, 2014, or February 2, 2013.
NOTE 9 - STOCK-BASED COMPENSATION PLANS
Fixed Stock Option Compensation Plans
Under the Equity Incentive Plan (EIP), the Company granted up to 18.0 million shares of its Common Stock, plus any shares available for future awards under the 1995 Stock Incentive Plan, to the Company’s employees, including executive officers and independent contractors.  The EIP permitted the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock.  The exercise price of each stock option granted equaled the market price of the Company’s stock at the date of grant.  The options generally vested over a three -year period and have a maximum term of 10 years.  This plan was terminated on June 16, 2011 and replaced with the Company’s Omnibus Incentive Plan (Omnibus Plan).
The Executive Officer Equity Incentive Plan (EOEP) was available only to the Chief Executive Officer and certain other executive officers.  These officers no longer received awards under the EIP.  The EOEP allowed the Company to grant the same type of equity awards as the EIP.  These awards generally vested over a three-year period, with a maximum term of 10 years for stock options.  This plan was terminated on June 16, 2011 and replaced with the Omnibus Plan.
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
Under the Omnibus Plan, the Company may grant up to 4.0 million shares of its Common Stock, plus any shares available for future awards under the EIP, EOEP, or NEDP plans, to the Company’s employees, including executive officers and independent contractors.  The Omnibus Plan permits the Company to grant equity awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonuses, performance units, non-employee director stock options and other equity-related awards.  These awards generally vest over a three-year period with a maximum term of 10 years.
Restricted Stock
The Company granted 0.5 million, 0.5 million and 0.5 million service-based RSUs, net of forfeitures in 2014, 2013 and 2012, respectively, from the Omnibus Plan to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $22.2 million, $21.1 million and $21.9 million of expense related to service-based RSUs during 2014, 2013 and 2012, respectively.  As of January 31, 2015, there was approximately $21.7 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 21 months.
In 2014, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2014 and future service of these officers through March 2017.  The Company met these performance targets in fiscal 2014; therefore, the fair value of these RSUs of $10.0 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $6.7 million of expense related to these RSUs in 2014.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2013, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2013 and future service of these officers through March 2016.  The Company met these performance targets in fiscal 2013; therefore, the fair value of these RSUs of $9.9 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $1.1 million and $6.5 million of expense related to these RSUs in 2014 and 2013, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2012, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2012 and future service of these officers through March 2015.  The Company met these performance targets in fiscal 2012; therefore, the fair value of these RSUs of $8.1 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $0.9 million, $1.1 million and $5.7 million of expense related to these RSUs in 2014, 2013 and 2012, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2014, the Company granted RSUs with an estimated fair value of $2.0 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 2, 2014 and ending on January 28, 2017. Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $1.0 million of expense related to these RSUs in 2014. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2013, the Company granted RSUs with an estimated fair value of $1.7 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016. Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated value is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.4 million and $1.0 million of expense related to these RSUs in 2014 and 2013. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2012, the Company granted RSUs with an estimated fair value of $1.7 million from the Omnibus Plan to certain officers of the Company.  Each officer had the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 29, 2012 and ending on January 31, 2015.  The estimated fair value was being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.2 million, $0.2 million and $1.0 million of expense related on these RSUs in 2014, 2013 and 2012, respectively.  The estimated fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2012, the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to the Chief Executive Officer of the Company, contingent on the Company meeting certain performance targets for the period beginning July 29, 2012 and ending on August 3, 2013 and the grantee completing a five-year service requirement. The fair value of these RSUs is being expensed ratably over the five-year vesting period. The Company recognized $2.0 million, $2.0 million and $1.3 million of expense related to these RSUs in 2014, 2013 and 2012. The fair value of these RSUs was determined using the Company's closing stock price on the grant date.
The following table summarizes the status of RSUs as of January 31, 2015, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2014	1,723,634	$41.64
Granted	751,606	52.52
Vested	(798,015)	39.91
Forfeited	(93,945)	48.38
Nonvested at January 31, 2015	1,583,280	$48.48
In connection with the vesting of RSUs in 2014, 2013 and 2012, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $15.8 million, $18.6 million and $22.1 million, respectively.  The total fair value of the restricted shares vested during the years ended January 31, 2015, February 1, 2014 and February 2, 2013 was $31.8 million, $29.7 million and $26.6 million, respectively.

Stock Options
Stock options granted in 2014, 2013 and 2012 were to directors under the Director Deferred Compensation Plan, vest immediately and are expensed on the grant date.
The following tables summarize information about options outstanding at January 31, 2015 and changes during the year then ended.

Stock Option Activity
	January 31, 2015
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)
Outstanding, beginning of period	568,818	$13.40
Granted	12,150	57.37
Exercised	(85,235)	9.04
Forfeited	(4,500)	8.42
Outstanding, end of period	491,233	$15.29	3.4	$27.4
Options vested
at January 31, 2015	491,233	$15.29	3.4	$27.4
Options exercisable at end of period	491,233	$15.29	3.4	$27.4

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at January 31,	Remaining	Exercise	at January 31,	Exercise
Prices	2015	Contractual Life	Price	2015	Price
$7.21 to $9.71	216,105	2.1	$8.88	216,105	$8.88
$9.72 to $14.52	192,214	3.5	13.07	192,214	13.07
$14.53 to $19.93	15,516	4.9	17.21	15,516	17.21
$19.94 to $28.36	21,132	5.8	25.09	21,132	25.09
$28.37 to $70.38	46,266	8.1	49.29	46,266	49.29
$7.21 to $70.38	491,233	3.4	$15.29	491,233	$15.29
The intrinsic value of options exercised during 2014, 2013 and 2012 was approximately $3.7 million, $5.6 million and $21.8 million, respectively.
Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 5,278,125 shares of Common Stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 4,786,751 shares as of January 31, 2015.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected term	3 months	3 months	3 months
Expected volatility	8.8%	11.6%	11.9%
Annual dividend yield	—%	—%	—%
Risk free interest rate	—%	—%	0.1%

The weighted average per share fair value of purchase rights granted in 2014, 2013 and 2012 was $8.17, $8.26 and $6.97, respectively.  Total expense recognized for these purchase rights was $0.8 million in 2014,$1.0 million in 2013 and $0.9 million in 2012.
NOTE 10 – SALE OF INVESTMENT
On September 28, 2012, the Company sold its ownership interest in Ollie's Holdings, Inc., which it originally acquired in 2003. As a result of the sale, the Company recorded a pre-tax gain of $60.8 million in 2012 which is included in “Other (income) expense, net” on the accompanying consolidated income statements. The gain, net of tax, was $38.1 million and increased earnings per diluted share for 2012 by $0.16.

NOTE 11 – PENDING ACQUISITION AND RELATED DEBT

Pending Acquisition
On July 27, 2014, the Company executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction (the "Acquisition"). Under the Acquisition, which has been unanimously approved by the Boards of Directors of both companies, the Family Dollar shareholders will receive $59.60 in cash plus no more than 0.3036 and no less than 0.2484 shares of the Company's common stock for each share of Family Dollar common stock they own. The Acquisition was approved by Family Dollar shareholders on January 22, 2015 and is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and satisfaction or waiver of the other customary closing conditions.
On or before closing, the Company expects to incur approximately $210.0 million in acquisition-related expenses, of which $75.2 million were incurred in 2014 including $33.5 million that was paid in 2014. During 2014, $28.5 million of acquisition-related expenses were recorded in "selling, general and administrative expenses" and $46.7 million related to commitment fees were recorded in "interest expense, net." The Company expects to incur an additional $22.6 million in commitment fees in the first quarter of fiscal 2015. The Company also expects to expend approximately $174.0 million in capitalizable debt issuance costs related to the financing of the Acquisition. Of this amount, $70.2 million was included in "other assets, net" at January 31, 2015. In addition, $112.0 million of acquisition-related expenses, capitalizable debt issuance costs and interest expense have been accrued in "other current liabilities" at January 31, 2015.
For additional discussion of the Acquisition, please see the "Pending Acquisition" section included in "Part I. Financial Information, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Related Debt
Acquisition Notes
On February 23, 2015, a wholly owned subsidiary of the Company completed the offering of $750,000,000 aggregate principal amount of 5.250% senior notes due 2020 (the “2020 notes”) and $2,500,000,000 aggregate principal amount of 5.750% senior notes due 2023 (the “2023 notes”, and together with the 2020 notes, the “acquisition notes”). The acquisition notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The acquisition notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.
The Company expects to use the proceeds of the acquisition notes to finance in part the Acquisition. The proceeds of the 2020 notes and the 2023 notes will be held in, and secured by liens on, separate escrow accounts with U.S. Bank National Association, as escrow agent (the “Escrow Agent”), pending consummation of the Acquisition. The Company expects that, in connection with the consummation of the Acquisition, the wholly owned subsidiary that issued the acquisition notes will merge with and into the Company, the Company will assume the obligations in respect of the acquisition notes, and the acquisition notes will be jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of the Company’s subsidiaries that guarantees the obligations under the Company’s new senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
The 2020 notes, which mature on March 1, 2020, were issued pursuant to an indenture, dated as of February 23, 2015, with U.S. Bank National Association, as trustee (the “2020 notes indenture”). The 2023 notes, which mature on March 1, 2023, were issued pursuant to an indenture, dated as of February 23, 2015, with U.S. Bank National Association, as trustee (the “2023 notes indenture”, and together with the 2020 notes indenture, the “indentures”).
The indentures provide that if the Acquisition is not consummated before August 28, 2015, if the Escrow Agent has not received certain additional monthly deposits by certain dates, or upon the occurrence of certain other events, the acquisition notes will be subject to a special mandatory redemption at a price of 100% of the gross proceeds of the acquisition notes offered, plus accrued and unpaid interest to, but excluding, the date of redemption.
Interest on the acquisition notes is due semiannually on March 1 and September 1 of each year, commencing on September 1, 2015.
The indentures contain covenants that, from and after the date of the Acquisition, will limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make any principal payment on, or redeem or repurchase, subordinated debt; (iv) make loans, advances or other investments; (v) incur liens; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) consolidate or merge with or into, or sell all or substantially all assets to, another person; and (viii) enter into transactions with affiliates. The indentures also provide for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding acquisition notes under the applicable indenture to be declared immediately due and payable.
Credit Facility and Term Loan
On March 9, 2015, a wholly owned subsidiary of the Company entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6,200 million in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1,250 million revolving credit facility (the “New Revolving Credit Facility”) and $4,950 million of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1,000 million Term Loan A tranche and a $3,950 million Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature five years after the closing of the Acquisition, unless any of the 2020 notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche will mature seven years after the closing of the Acquisition.
The proceeds of the borrowings under the Term Loan B tranche were deposited in an escrow account (separate from the escrow accounts related to the acquisition notes) and will be held in escrow prior to the closing of the Acquisition. Upon the consummation of the Acquisition, the Company will become the borrower under the New Senior Secured Credit Facilities and will draw the term loans under the Term Loan A facility and will have the ability to borrow under the New Revolving Credit Facility.
The New Senior Secured Credit Facilities will not be guaranteed by the Company or any of its subsidiaries prior to the consummation of the Acquisition, but upon consummation of the Acquisition the New Senior Secured Credit Facilities will be guaranteed by certain of the Company's direct or indirect wholly owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). Upon the consummation of the Acquisition, the Company expects the New Senior Secured Credit Facilities will be secured by a security interest in substantially all of the assets of the Company and the Credit Agreement Guarantors, subject to certain exceptions.
The loans under the Term Loan A tranche and the New Revolving Credit Facility will bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), and the Term Loan B tranche of the New Senior Secured Credit Facilities will bear interest at LIBOR plus 3.50% per annum (or a base rate plus 2.50%). The Term Loan B tranche will be subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities will require quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the consummation of the Acquisition, 2.5% of the original principal amount thereof in the second year following the Acquisition, and 3.75% of the original principal amount thereof thereafter and the Term Loan B tranche requires quarterly amortization payments of 0.25% of the original principal amount thereof after the closing of the Acquisition. The New Term Loan Facilities also require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. The Company expects to pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term Loan B tranche of the New Term Loan Facilities will require the Company to pay a 1.00% prepayment fee if the loans thereunder are subject to certain repricing transactions before March 9, 2016.
The New Senior Secured Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that apply, in certain circumstances, before and after the closing of the Acquisition and are customary for similar financings. These include, among other things and subject to certain significant exceptions, restrictions on the Company's ability to declare or pay dividends, repay the acquisition notes, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a financial maintenance covenant based on the Company’s consolidated first lien secured net leverage ratio will apply to the New Revolving Credit Facility and the Term Loan A tranche of the New Term Loan Facilities after the closing of the Acquisition.
NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth certain items from the Company's unaudited consolidated income statements for each quarter of fiscal year 2014 and 2013.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income per share data)	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014:
Net sales	$2,000.3	$2,031.1	$2,095.2	$2,475.6
Gross profit	$696.6	$694.1	$725.3	$918.1
Operating income	$231.9	$205.0	$219.7	$383.6
Net income	$138.3	$121.5	$133.0	$206.6
Diluted net income per share	$0.67	$0.59	$0.64	$1.00
Stores open at end of quarter	5,080	5,166	5,282	5,367
Comparable store net sales change	1.9%	4.4%	5.9%	5.5%
Fiscal 2013:
Net sales	$1,865.8	$1,854.9	$1,884.7	$2,234.9
Gross profit	$656.0	$648.7	$659.9	$825.2
Operating income	$216.6	$201.3	$204.3	$348.2
Net income	$133.5	$124.7	$125.4	$213.0
Diluted net income per share	$0.59	$0.56	$0.58	$1.02
Stores open at end of quarter	4,763	4,842	4,953	4,992
Comparable store net sales change	2.1%	3.7%	3.1%	1.2%
(1) Easter was observed on April 20, 2014 and March 31, 2013.

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
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2015, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on this assessment, the Company’s management has concluded that, as of January 31, 2015, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  Their report appears below.
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
We have audited Dollar Tree Inc.’s (the Company) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2015, and February 1, 2014, and the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
March 13, 2015
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 18, 2015 (Proxy Statement), under the caption "Information Concerning Nominees, Directors and Executive Officers.”
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
PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.	Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on Page 37 of this Form 10-K.

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

2.2.1
Agreement and Plan of Merger, dated as of July 27, 2014 among Family Dollar Stores, Inc., Dollar Tree, Inc. and Dime Merger Sub, Inc. (Exhibit 2.1 to the Company's July 27, 2014 Current Report on Form 8-K, incorporated herein by the reference).

2.2.2
Amendment No. 1, dated September 4, 2014, to the Agreement and Plan of Merger, dated as of July 27, 2014 among Family Dollar Stores, Inc., Dollar Tree Inc. and Dime Merger Sub, Inc. (Exhibit 2.1 to the Company's September 4, 2014 Current Report on Form 8-K, incorporated herein by this reference).

3.	Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 20, 2013) (Exhibit 3.1 to the Company’s June 20, 2013 Current Report on Form 8-K, incorporated herein by this reference).

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s January 15, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference).

4.2
Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.250% senior notes due 2020. (Exhibit 4.1 to the Company's February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.3
Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.750% senior notes due 2023. (Exhibit 4.2 to the Company's February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.4
Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.250% senior notes due 2020. (Exhibit 4.3 to the Company's February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.5
Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.750% senior notes due 2023. (Exhibit 4.4 to the Company's February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference).

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
* Management Contract or compensatory plan or arrangement

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

10.36	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.1 to the Company's March 15, 2012 current Report on Form 8-K, incorporated herein by this reference).*

10.37	Form of Restricted Stock Unit Agreement (Exhibit 10.2 to the Company's March 15, 2012 Current Report on Form 8-K, incorporated herein by this reference).*

10.38.1
Dollar Tree Stores, Inc. $750.0 million Credit Agreement, dated June 6, 2012 with Wells Fargo Bank, N.A., as administrative agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2012, incorporated herein by this reference).

10.38.2
Dollar Tree Stores, Inc. amendment to $750.0 million Credit Agreement, with Wells Fargo Bank, N.A., as administrative agent (Exhibit 10.6 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference).

10.38.3
Second Amendment to Credit Agreement, dated as of August 15, 2014, among Dollar Tree Stores, Inc., as borrower, Dollar Tree, Inc., certain subsidiaries of Dollar Tree, Inc. party thereto, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Exhibit 10.1 to the Company's August 15, 2014 Current Report on Form 8-K, incorporated herein by this reference).

10.39
Form of change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer (Exhibit 10.2 to the Company's July 28, 2012 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

* Management Contract or compensatory plan or arrangement

10.40
Restricted Stock Unit Agreement dated June 13, 2012 between the Company and Bob Sasser, Chief Executive Officer (Exhibit 10.3 to the Company's July 28, 2012 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.41
Form of Change in Control Retention Agreement between the Company and Mike R. Matacunas, Chief Administrative Officer (Exhibit 10.1 to the Company's August 3, 2013 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.42
Form of Change in Control Retention Agreement between the Company and William A. Old, Jr, Chief Legal Officer and Corporate Secretary (Exhibit 10.2 to the Company's August 3, 2013 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.43.1
Note Purchase Agreement, dated as of September 16, 2013, among Dollar Tree, Inc., Dollar Tree Stores, Inc. and the institutional accredited investors set forth therein, with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC acting as Joint Placement Agents on behalf of the Company, in connection with the private placement notes. (Exhibit 10.5 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.43.2
First Amendment, dated January 20, 2015, to Note Purchase Agreement and related Notes, dated as of September 16, 2013, by and among Dollar Tree, Inc., Dollar Tree Stores, Inc. and the noteholders party thereto. (Exhibit 10.1 to the Company's January 20, 2015 Current Report on Form 8-K, incorporated herein by this reference)

10.44
Issuer Collared Forward Repurchase Transaction Master Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.1 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.45
Issuer Collared Forward Repurchase Transaction Supplemental Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.2 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.46
Issuer Uncollared Forward Repurchase Transaction Master confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.3 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.47
Issuer Uncollared Forward Repurchase Transaction Supplemental Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.4 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.48
Post-Retirement Benefit Agreement Between the Company and J. Douglas Perry dated November 4, 2013 (filed as Exhibit 10.51 to the Company's January 1, 2014 Annual Report of Form 10-K, incorporated herein by this reference)*

10.49
Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender. (Exhibit 10.1 to the Company's March 9, 2015 Current Report on Form 8-K, incorporated herein by this reference)

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

DOLLAR TREE, INC.

DATE:	March 13, 2015	By:	/s/ Bob Sasser
Bob Sasser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 13, 2015

/s/ Bob Sasser
Bob Sasser	Director, Chief Executive Officer	March 13, 2015
(principal executive officer)

/s/ Thomas A. Saunders, III
Thomas A. Saunders, III	Lead Independent Director	March 13, 2015

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	March 13, 2015

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 13, 2015

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 13, 2015

/s/ H. Ray Compton
H. Ray Compton	Director	March 13, 2015

/s/ Conrad M. Hall		March 13, 2015
Conrad M. Hall	Director

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 13, 2015

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 13, 2015
(principal financial and
accounting officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 13, 2015

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 13, 2015