Form 10-Q
period 2015-05-02
DOLLAR TREE INC
filed 2015-05-21
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2015
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

As of May 15, 2015, there were 206,191,484 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(in millions, except per share data)	2015	2014
Net sales	$2,176.7	$2,000.3
Cost of sales	1,427.8	1,303.7
Gross profit	748.9	696.6
Selling, general and administrative
expenses	516.1	464.7
Operating income	232.8	231.9
Interest expense, net	122.2	8.1
Other (income) expense, net	(2.6)	—
Income before income taxes	113.2	223.8
Provision for income taxes	43.7	85.5
Net income	$69.5	$138.3
Basic net income per share	$0.34	$0.67
Diluted net income per share	$0.34	$0.67
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(in millions)	2015	2014
Net income	$69.5	$138.3

Foreign currency translation adjustments	5.5	1.2

Total comprehensive income	$75.0	$139.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$870.4	$864.1	$387.1
Restricted cash	7,244.1	—	—
Merchandise inventories, net	1,093.5	1,035.7	1,042.9
Current deferred tax assets, net	19.8	28.3	14.2
Other current assets	107.8	66.5	92.8
Total current assets	9,335.6	1,994.6	1,537.0
Property, plant and equipment, net	1,226.0	1,210.5	1,115.5
Goodwill	166.1	164.6	169.6
Deferred tax assets, net	38.6	30.6	30.3
Other assets, net	102.9	92.4	101.5
TOTAL ASSETS	$10,869.2	$3,492.7	$2,953.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$515.6	$433.6	$447.0
Other current liabilities	474.3	385.3	196.4
Income taxes payable	25.3	42.7	81.1
Total current liabilities	1,015.2	861.6	724.5
Long-term debt	7,819.7	682.7	752.9
Income taxes payable, long-term	6.1	6.5	5.5
Other liabilities	157.4	156.9	153.2
Total liabilities	8,998.4	1,707.7	1,636.1
Commitments and contingencies
Shareholders' equity	1,870.8	1,785.0	1,317.8
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,869.2	$3,492.7	$2,953.9

Common shares outstanding	206.2	205.7	206.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$69.5	$138.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	52.8	50.7
Provision for deferred taxes	1.2	(1.4)
Amortization of debt discount and debt issuance costs	2.6	0.6
Other non-cash adjustments to net income	22.2	17.2
Changes in operating assets and liabilities	(18.5)	(7.2)
Net cash provided by operating activities	129.8	198.2
Cash flows from investing activities:
Capital expenditures	(66.9)	(71.9)
Increase in restricted cash	(7,244.1)	—
Proceeds from sale of fixed assets	—	0.3
Net cash used in investing activities	(7,311.0)	(71.6)
Cash flows from financing activities:
Payments for long-term debt	—	(12.8)
Proceeds from long-term debt	7,180.2	—
Debt issuance costs	(5.2)	—
Proceeds from stock issued pursuant to stock-based
compensation plans	2.6	1.9
Tax benefit of exercises/vesting of stock-based compensation	9.6	3.4
Net cash provided by (used in) financing activities	7,187.2	(7.5)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.3
Net increase in cash and cash equivalents	6.3	119.4
Cash and cash equivalents at beginning of period	864.1	267.7
Cash and cash equivalents at end of period	$870.4	$387.1
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$14.6	$0.2
Income taxes	$50.5	$49.6
Non-cash transaction:
Accrued capital expenditures	$19.6	$10.3
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2015 contained in the Company's Annual Report on Form 10-K filed March 13, 2015. The results of operations for the 13 weeks ended May 2, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2016.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 2, 2015 and May 3, 2014 and the results of its operations and cash flows for the periods presented. The January 31, 2015 balance sheet information was derived from the audited consolidated financial statements as of that date.

In the first quarter of 2015, the Company adopted Accounting Standards Update ("ASU") No. 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This update provides explicit accounting treatment with respect to share-based awards with specific performance targets for employees who are eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This update has been adopted by the Company on a prospective basis for all awards granted or modified on or after February 1, 2015.

In the first of quarter of 2015, the Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Previously, debt issuance costs were recorded as assets on the balance sheet. This update requires that debt issuance costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This update does not change the recognition and measurement of debt issuance costs. The update has been adopted retrospectively for all periods presented in the accompanying Condensed Consolidated Balance Sheets. The reclassification of debt issuance costs resulted in reductions in "Other assets, net" and "Long-term debt" of $74.3 million and $4.1 million as of January 31, 2015 and May 3, 2014, respectively.

2. PENDING ACQUISITION

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
On or before closing, the Company expects to incur approximately $35.0 million in acquisition-related expenses in 2015, excluding acquisition-related interest expense, of which $10.4 million was incurred in the first quarter. The Company also expects to expend approximately $174.0 million in capitalizable debt issuance costs related to the financing of the Acquisition. Of this amount, $45.8 million was incurred in 2015 and $115.9 million was included as a reduction in "long-term debt" at May 2, 2015. In addition, $256.3 million of acquisition-related expenses, capitalizable debt issuance costs and interest expense have been accrued in "other current liabilities" at May 2, 2015.
For additional discussion of the pending acquisition, please see the "Pending Acquisition" section included in "Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-Q.

3. LONG-TERM DEBT AND RESTRICTED CASH
Acquisition Notes
On February 23, 2015, a wholly owned subsidiary of the Company completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 notes”, and together with the 2020 notes, the “acquisition notes”). The acquisition notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The acquisition notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.
The Company expects to use the proceeds of the acquisition notes to finance in part the Acquisition. The proceeds of the 2020 notes and the 2023 notes are being held in, and secured by liens on, separate escrow accounts with U.S. Bank National Association, as escrow agent (the “Escrow Agent”), pending consummation of the Acquisition. The Company expects that, in connection with the consummation of the Acquisition, the wholly-owned subsidiary that issued the acquisition notes will merge with and into the Company, the Company will assume the obligations in respect of the acquisition notes, and the acquisition notes will be jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of the Company’s subsidiaries that guarantees the obligations under the Company’s new senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
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
Credit Facility and Term Loan
On March 9, 2015, a wholly owned subsidiary of the Company entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature five years after the closing of the Acquisition, unless any of the 2020 notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche will mature seven years after the closing of the Acquisition.
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
The loans under the Term Loan A tranche and the New Revolving Credit Facility will bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), and the Term Loan B tranche of the New Senior Secured Credit Facilities was issued at a discount of 50 basis points and will bear interest at LIBOR plus 3.50% per annum (or a base rate plus 2.50%). The Term Loan B tranche will be subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities will require quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the consummation of the Acquisition, 2.5% of the original principal amount thereof in the second year following the Acquisition, and 3.8% of the original principal amount thereof thereafter and the Term Loan B tranche requires quarterly amortization payments of 0.25% of the original principal amount thereof after the closing of the Acquisition. The New Term Loan Facilities also require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. The Company expects to pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term Loan B tranche of the New Term Loan Facilities will require the Company to pay a 1.0% prepayment fee if the loans thereunder are subject to certain repricing transactions before March 9, 2016.
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

Long-term debt at May 2, 2015 and January 31, 2015, consisted of the following:

	As of May 2, 2015		As of January 31, 2015
(in millions)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
$750.0 million Senior Notes, fixed interest rates
payable semi-annually, January 15 and July 15	$750.0	$3.3	$750.0	$3.3
$750.0 million Unsecured Credit Agreement, interest
payable at LIBOR, plus 0.90%, which was 1.08%
at May 2, 2015	—	0.7	—	0.9
$7.0 million Forgivable Promissory Notes, interest
payable beginning in November 2017 at a rate of
1%, principal payable beginning November 2017	7.0	—	7.0	—
5.25% Acquisition Notes, due 2020	750.0	12.4	—	11.9
5.75% Acquisition Notes, due 2023	2,500.0	41.8	—	39.8
Term Loan A, interest payable at LIBOR, plus 2.25%,
which was 2.43% at May 2, 2015	—	0.4	—	0.4
Term Loan B, interest payable at LIBOR or a floor of
0.75%, plus 3.50%, which was 4.25% at May 2,
2015. Discount is based on imputed interest
rate of 4.5%.	3,950.0	67.3	—	8.2
$1.25 billion Revolving Credit Facility, interest
payable at LIBOR, plus 2.25%, which was 2.43%
at May 2, 2015	—	11.4	—	9.8
Total	$7,957.0	$137.3	$757.0	$74.3

Restricted Cash. Restricted cash consists of the proceeds of the borrowings under the acquisition notes and the Term Loan B tranche, interest earned on these proceeds and accrued interest payable on the borrowings. The proceeds will be held as restricted cash until the closing of the Acquisition.

4. LITIGATION MATTERS

Active
Winn-Dixie Stores instituted suit in federal court in Florida alleging that the Company sold products in 48 stores in violation of a lease exclusive. In August 2012, the Court denied Winn-Dixie's claim for damages and granted Winn-Dixie’s request for injunctive relief with respect to just one store. Winn-Dixie appealed to the U.S. Court of Appeals for the 11th Circuit, which affirmed that Winn-Dixie is not entitled to damages. However, it also held that Winn-Dixie's restriction for 20 of the Company's Florida stores required the Company to restrict its sales of food and "many household supplies." The 11th Circuit remanded the case to the lower court for a new trial to determine the definition of "many household supplies" and how much aisle space should be included. The Court decided these issues in April 2015. The stores are now being restricted accordingly. These issues may be appealed.

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

In 2013, a former assistant store manager on behalf of himself and others alleged to be similarly aggrieved filed a representative Private Attorney General Act ("PAGA") claim under California law currently pending in federal court in California. The suit alleges that the Company failed to provide uninterrupted meal periods and rest breaks; failed to pay minimum, regular and overtime wages; failed to maintain accurate time records and wage statements; and failed to pay wages due upon termination of employment. Discovery has not commenced. A trial date has been set for March 21, 2016.

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

In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. Additionally, the employee seeks to certify a nation-wide class of non-exempt distribution employees for overtime compensation. The Company recently removed this lawsuit to Federal Court.

In April 2015, a former store manager filed a class action in California state court alleging store managers were improperly classified as exempt employees and, among other things, did not receive overtime compensation and meal and rest periods.

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

Resolved
In September 2013, district attorneys in California initiated an investigation of whether the Company properly disposed of certain damaged retail products under Federal and California state environmental law, primarily the Resource Conservation and Recovery Act. The Company has settled this matter and has fully accrued its loss, which is immaterial.

5. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, restricted cash, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 2, 2015. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents was $870.4 million and $387.1 million, at May 2, 2015 and May 3, 2014, respectively. The fair value of the Company's restricted cash was $7.2 billion and $0.0 at May 2, 2015 and May 3, 2014, respectively. The fair value of the Company's restricted investments was $90.9 million and $87.9 million, at May 2, 2015 and May 3, 2014, respectively. These fair values were determined using Level 1 measurements in the fair value hierarchy. The fair value of the diesel fuel swaps was a liability of $3.2 million as of May 2, 2015 and an asset of less than $0.1 million as of May 3, 2014 and were estimated using Level 2 measurements in the fair value hierarchy, which used discounted cash flow calculations based upon diesel fuel cost curves.

The estimated fair value of the Company’s long-term debt was $7.9 billion as of May 2, 2015 and $770.8 million as of May 3, 2014. The fair value of the Senior Notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying values of the Company's acquisition notes and Term Loan B approximate their fair values because they were recently issued. The carrying value of the Company's Unsecured Credit Agreement at May 3, 2014 approximated its fair value because the interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 weeks ended May 2, 2015.

6. NET INCOME PER SHARE

The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	May 2,	May 3,
(in millions, except per share data)	2015	2014
Basic net income per share:
Net income	$69.5	$138.3
Weighted average number of shares
outstanding	206.2	206.8
Basic net income per share	$0.34	$0.67
Diluted net income per share:
Net income	$69.5	$138.3
Weighted average number of shares
outstanding	206.2	206.8
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	0.9	0.9
Weighted average number of shares and
dilutive potential shares outstanding	207.1	207.7
Diluted net income per share	$0.34	$0.67

For the 13 weeks ended May 2, 2015 and May 3, 2014, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

7. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $18.9 million and $16.6 million during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.

The Company granted approximately 0.3 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 13 weeks ended May 2, 2015. The estimated $28.6 million fair value of these

RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $4.7 million of expense related to these RSUs during the 13 weeks ended May 2, 2015.

In the 13 weeks ended May 2, 2015 the Company granted 0.1 million RSUs with a fair value of $11.3 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2015. If the Company meets these performance targets in fiscal 2015, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $6.8 million of expense related to these RSUs in the 13 weeks ended May 2, 2015.

In the 13 weeks ended May 2, 2015 the Company granted RSUs with a fair value of $2.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 1, 2015 and ending on February 3, 2018. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $1.0 million of expense related to these RSUs in the 13 weeks ended May 2, 2015.

In March 2013, the Company granted RSUs ("2013 Grants") with a fair value of $1.4 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016 ("2013 Goal"). However, because the Acquisition was not yet contemplated as of the grant date, the 2013 Goal did not exclude costs related to the Acquisition or any income that may be attributable to Family Dollar during the performance period. In the 13 weeks ended May 2, 2015, the Company concluded that maintaining the 2013 Grants in their original form would undermine the Company's goals and create skewed incentives for the grantees.

Because amending the 2013 Goal would have jeopardized deductibility of the awards under Section 162(m) of the Internal Revenue Service Code, in the 13 weeks ended May 2, 2015, the Compensation Committee of the Board of Directors canceled the 2013 Grants and approved new awards (“2015 Supplemental Grants”), with a fair value of $2.2 million and a new operating income goal for the one-year period ending January 30, 2016 (“2015 Supplemental Goal”). The 2015 Supplemental Goal equals the amount remaining in the final year of the 2013 Goal, giving credit for actual Company performance utilizing an operating income definition that excludes both costs related to the Acquisition and income from Family Dollar. As such, the 2015 Supplemental Grants exactly replicate the incentive structure of the 2013 Grants had those awards excluded the effect of the then-unknown and unforeseeable Acquisition when they were granted. The Company recognized a $1.2 million reduction of expense related to the 2013 Grants cancellation and $1.6 million of expense related to the 2015 Supplemental Grants in the 13 weeks ended May 2, 2015.

The Company recognized $6.1 million of expense related to RSUs granted prior to fiscal 2015 in the 13 weeks ended May 2, 2015. For the 13 weeks ended May 3, 2014, the Company recognized $5.6 million of expense related to these RSUs.

In the 13 weeks ended May 2, 2015, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. During the 13 weeks ended May 3, 2014, approximately 0.7 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued.

8. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties. The Company has entered into fuel derivative contracts for 5.0 million gallons of diesel fuel, or approximately 40% of the Company's domestic truckload fuel needs from May 2015 through January 2016. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other expense, net” on the accompanying condensed consolidated income statements.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 13, 2015.

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

In addition to the foregoing risks related to our business, the following risks are related to the proposed Family Dollar acquisition and the business of the combined company:

•
Completion of the proposed acquisition is subject to the satisfaction of numerous conditions, and the proposed acquisition may not be completed on the proposed terms, within the expected timeframe, or at all.

•
In order to complete the proposed acquisition, we and Family Dollar must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the acquisition may be jeopardized or the anticipated benefits of the proposed acquisition could be reduced. We and Family Dollar each submitted a filing under the HSR Act, on August 8, 2014, and each received a Second Request from the FTC regarding the Acquisition on September 8, 2014. We and Family Dollar certified substantial compliance with the Second Request on November 7, 2014, and October 21, 2014, respectively. The HSR Act waiting period has been extended by a timing agreement among the parties and the FTC, and we and Family Dollar have agreed to provide the FTC with four weeks’ notice prior to closing. We expect to initiate the 4-week notice period (which may be terminated early by the FTC) after we execute a consent decree with the FTC. Dollar Tree continues to make progress with the Federal Trade Commission and divestiture buyers in order to complete the Company's pending acquisition of Family Dollar. The FTC's staff has substantially completed its review and we plan to divest approximately 330 Family Dollar stores representing approximately $45.5 million of operating income. The Company intends to reach an agreement with a divestiture buyer in the coming days and secure FTC clearance thereafter. The Company intends to close the proposed merger in early July 2015.

•
Signing an agreement with the divestiture buyer may not be obtained on the anticipated time schedule and the terms may be unfavorable; FTC approvals required for the merger may not be obtained on the anticipated or required time schedule and the terms may be unfavorable; and the final number and profitability of divested stores may be greater than anticipated.

•
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the proposed acquisition may not be realized, including as a result of the challenges Family Dollar has been recently experiencing as a stand-alone company.

•	Failure to complete the proposed acquisition could negatively impact our stock price and our future business and financial results.

•	We will incur significant transaction and acquisition-related costs in connection with the proposed acquisition.

•
Lawsuits have been filed against Family Dollar, its directors, Dollar Tree, and one of Dollar Tree's subsidiaries challenging the proposed acquisition, and an adverse ruling in such lawsuits may prevent the proposed acquisition from becoming effective or from becoming effective within the expected timeframe.

•	Our substantial indebtedness could adversely affect our financing condition and prevent us from fulfilling our obligations under the notes.

•
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

•	Despite current and anticipated indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

•
The terms of the agreements governing our indebtedness upon consummation of the proposed acquisition may restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.

•	Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

•	The proposed acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

•	Sales of our common stock before and after the completion of the proposed Family Dollar acquisition may cause the market price of our common stock to fall.

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

At May 2, 2015, we operated 5,236 stores in 48 states and the District of Columbia, as well as 218 stores in Canada, with a total of 47.2 million selling square feet compared to 5,080 stores with 44.0 million selling square feet at May 3, 2014. During the 13 weeks ended May 2, 2015, we opened 93 stores, expanded 10 stores and closed 6 stores, compared to 94 stores opened, 28 stores expanded and 6 stores closed during the 13 weeks ended May 3, 2014. In the 13 weeks ended May 2, 2015 we added approximately 0.7 million selling square feet compared to 0.8 million selling square feet in the 13 weeks ended May 3, 2014. The average size of stores opened during the 13 weeks ended May 2, 2015 was approximately 8,000 selling square feet. We believe that this size store is in the range of our optimal size operationally and gives our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended May 2, 2015, comparable store net sales increased 3.1% due to increased customer traffic and higher average ticket. We believe comparable store net sales continue to be positively affected by a number of our initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended May 2, 2015, and we continued the roll-out of frozen and refrigerated merchandise to more of our stores. At May 2, 2015, we had frozen and refrigerated merchandise in approximately 3,715 stores compared to approximately 3,270 stores at May 3, 2014. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, we accept food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 5,085 qualified stores compared to approximately 4,710 stores at May 3, 2014.

Pending Acquisition

On July 27, 2014, we executed an Agreement and Plan of Merger (the "Merger Agreement") to acquire Family Dollar in a cash and stock transaction (“Acquisition”). Under the Acquisition, which has been unanimously approved by the Boards of Directors of both companies, the Family Dollar shareholders will receive $59.60 in cash plus no more than 0.3036 and no less than 0.2484 shares of our common stock for each share of Family Dollar common stock they own. The Acquisition was approved by Family Dollar shareholders on January 22, 2015 and is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and satisfaction or waiver of the other customary closing conditions. On April 4, 2015, Family Dollar had approximately 114.5 million outstanding shares of common stock. Due to the vesting of outstanding equity awards, Family Dollar is expected to have up to an additional 2.0 million shares of common stock outstanding at closing. Family Dollar stock options and RSUs will convert in the Acquisition into options and RSUs in our common stock. After the Acquisition, we expect that former Family Dollar stockholders will own no more than 15.1% and no less than 12.7% of the outstanding shares of Dollar Tree common stock.

Dollar Tree continues to make progress with the Federal Trade Commission and divestiture buyers in order to complete the Company's pending acquisition of Family Dollar. The FTC's staff has substantially completed its review and we plan to divest approximately 330 Family Dollar stores representing approximately $45.5 million of operating income. The Company intends to reach an agreement with a divestiture buyer in the coming days and secure FTC clearance thereafter. The Company intends to close the proposed merger in early July 2015.

The transaction is subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act") and other customary closing conditions. In certain instances, if the Merger Agreement is terminated, we would be due a termination fee of $305 million. On or before closing, we expect to incur approximately $35.0 million in acquisition expenses in 2015, excluding acquisition-related interest expense, of which $10.4 million were expensed in the 13 weeks ended May 2, 2015. These acquisition expenses do not include financing costs that will be capitalized, of which $115.9 million has been incurred as of May 2, 2015. In connection with the Acquisition, we expect to pay off most of our and Family Dollar's debt, and secure approximately $9.5 billion in bank and bond financing to recapitalize the combined company and finance the Acquisition and ongoing operations. We expect to achieve approximately $300 million in annual cost savings synergies by the end of the third year after closing, and that we will incur $300 million in one-time costs to achieve those synergies. We project that the Acquisition will be dilutive to earnings per share in the first twelve months following closing on a GAAP basis; however, it will be accretive excluding the one-time costs to achieve synergies.

In the 13 weeks ended May 2, 2015, the Company completed the offering of $3.25 billion of senior notes and entered into a credit facility and term loan providing for $6.2 billion in senior secured credit facilities. See "Liquidity and Capital Resources" in for a further discussion of these transactions.

Results of Operations

13 Weeks Ended May 2, 2015 Compared to the 13 Weeks Ended May 3, 2014

Net Sales. Net sales increased $176.4 million, or 8.8%, compared with last year's first quarter, resulting from sales in our new stores and increased comparable store sales. Comparable store sales increased 3.4% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year first quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 3.1% primarily due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit margin decreased to 34.4% in the current quarter from 34.8% in the same quarter last year primarily as a result of higher freight costs, higher shrink rates and a $2.0 million unfavorable adjustment to beginning inventory reflecting a change in the inventory accounting method for our Canadian operations to conform Canada's policy with our US policy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the current quarter increased to 23.7% from 23.2% in the same quarter last year, as a percentage of net sales. Excluding $10.4 million or 50 basis points of expenses related to the proposed Family Dollar acquisition, the selling, general and administrative rate as a percentage of sales was consistent with the prior year at 23.2%. Variances within selling, general and administrative expense include:

•	Payroll expenses increased 10 basis points due to higher store sales bonuses and higher health care costs partially offset by reduced store payroll due to improved productivity.

•	Depreciation expense decreased 10 basis points due to leverage from the comparable store sales increase.

Operating Income. Operating income for the current quarter decreased to 10.7%, as a percentage of net sales, compared with 11.6%, as a percentage of sales in the same period last year. Excluding the 50 basis points of expenses related to the pending Acquisition, operating income for the current quarter was 11.2% as a percentage of net sales. This decrease is the result of lower gross profit margin in the current quarter as noted above.

Other (income) expense, net. Other (income) expense, net was a $2.6 million benefit in the first quarter of 2015 due to a favorable fair market value adjustment on diesel fuel swaps.

Interest expense, net. Interest expense, net was $122.2 million in the first quarter of 2015 compared to $8.1 million in the prior year quarter due to the funding of $7.2 billion of long term debt in the first quarter related to the Family Dollar acquisition.

Income Taxes. Our effective tax rate for the 13 weeks ended May 2, 2015 was 38.6% compared to 38.2% for the 13 weeks ended May 3, 2014. The increase is a result of a shift in the weighting of pretax income between tax jurisdictions.

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

The following table compares cash flow information for the 13 weeks ended May 2, 2015 and May 3, 2014:

	13 Weeks Ended
	May 2,	May 3,
(in millions)	2015	2014
Net cash provided by (used in):

Operating activities	$129.8	$198.2

Investing activities	(7,311.0)	(71.6)

Financing activities	7,187.2	(7.5)

Net cash provided by operating activities decreased $68.4 million due primarily to a decrease in net income and income taxes payable and an increase in cash used for inventory partially offset by increases in other current liabilities and accounts payable.

Net cash used in investing activities increased $7.2 billion primarily due to an increase in restricted cash due to the debt proceeds held in escrow.

Net cash provided by financing activities increased $7.2 billion compared with the prior year, primarily due to the receipt of long-term debt proceeds of $7.2 billion to finance the Acquisition.

At May 2, 2015, our total borrowings were $8.0 billion and we had $736.3 million available under our Unsecured Credit Agreement. We also have $230.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $145.4 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 2, 2015.

On February 23, 2015, our wholly owned subsidiary completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 notes”, and together with the 2020 notes, the “acquisition notes”). The acquisition notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The acquisition notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.
We expect to use the proceeds of the acquisition notes to finance in part the Acquisition. The proceeds of the 2020 notes and the 2023 notes are being held in, and secured by liens on, separate escrow accounts with U.S. Bank National Association, as escrow agent (the “Escrow Agent”), pending consummation of the Acquisition. We expect that, in connection with the consummation of the Acquisition, our wholly owned subsidiary that issued the acquisition notes will merge with and into us, we will assume the obligations in respect of the acquisition notes, and the acquisition notes will be jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of our subsidiaries that guarantees the obligations under our new senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.

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
The indentures contain covenants that, from and after the date of the Acquisition, will limit our ability and certain of our subsidiaries to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make any principal payment on, or redeem or repurchase, subordinated debt; (iv) make loans, advances or other investments; (v) incur liens; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) consolidate or merge with or into, or sell all or substantially all assets to, another person; and (viii) enter into transactions with affiliates. The indentures also provide for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding acquisition notes under the applicable indenture to be declared immediately due and payable.
On March 9, 2015, our wholly owned subsidiary entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature five years after the closing of the Acquisition, unless any of the 2020 notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche will mature seven years after the closing of the Acquisition.
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
The New Senior Secured Credit Facilities will not be guaranteed by us or any of our subsidiaries prior to the consummation of the Acquisition, but upon consummation of the Acquisition the New Senior Secured Credit Facilities will be guaranteed by certain of our direct or indirect wholly owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). Upon the consummation of the Acquisition, we expect the New Senior Secured Credit Facilities will be secured by a security interest in substantially all of our assets and the Credit Agreement Guarantors, subject to certain exceptions.
The loans under the Term Loan A tranche and the New Revolving Credit Facility will bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), and the Term Loan B tranche of the New Senior Secured Credit Facilities was issued at a discount of 50 basis points and will bear interest at LIBOR plus 3.50% per annum (or a base rate plus 2.50%). The Term Loan B tranche will be subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities will require quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the consummation of the Acquisition, 2.5% of the original principal amount thereof in the second year following the Acquisition, and 3.8% of the original principal amount thereof thereafter and the Term Loan B tranche requires quarterly amortization payments of 0.25% of the original principal amount thereof after the closing of the Acquisition. The New Term Loan Facilities also require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. We expect to pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term Loan B tranche of the New Term Loan Facilities will require us to pay a 1.0% prepayment fee if the loans thereunder are subject to certain repricing transactions before March 9, 2016.

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
There were no shares repurchased on the open market during the 13 weeks ended May 2, 2015 and May 3, 2014. As of May 2, 2015, we had $1.0 billion remaining under Board repurchase authorization.

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
Diesel Fuel Cost Risk

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for 5.0 million gallons of diesel fuel, or approximately 40% of our domestic truckload fuel needs from May 2015 through January 2016.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other (income) expense, net" on the condensed consolidated income statements. The fair value of these contracts at May 2, 2015 was a liability of $3.2 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 2, 2015, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•real estate matters related to store leases; and

•environmental issues.

In addition, we are defendants in several class or collective action lawsuits, lease restriction cases and pending acquisition related shareholder litigation. For a discussion of these proceedings, please refer to “Note 2. Litigation Matters”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

Item 1A.  RISK FACTORS.

There have been no material changes to the risk factors described in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the 13 weeks ended May 2, 2015 the Company did not repurchase any shares of common stock on the open market. As of May 2, 2015, we had $1.0 billion remaining under Board repurchase authorization.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  MINE SAFETY DISCLOSURES.
None.

Item 5.  OTHER INFORMATION.
None.

Item 6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 20, 2013) (Exhibit 3.1 to the Company's June 20, 2013 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company's January 15, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company's March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

4.2
Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.250% senior notes due 2020 (Exhibit 4.1 to the Company’s February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.3
Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.750% senior notes due 2023 (Exhibit 4.2 to the Company’s February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.4
Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.250% senior notes due 2020 (Exhibit 4.3 to the Company’s February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.5
Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.750% senior notes due 2023 (Exhibit 4.4 to the Company’s February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference)

10.1
First Amendment, dated January 20, 2015 to Note Purchase Agreement and related Notes, dated as of September 16, 2013, by and among Dollar Tree, Inc., Dollar Tree Stores, Inc. and the noteholders party thereto (Exhibit 10.1 to the Company’s January 26, 2015 Current Report on Form 8-K, incorporated herein by reference)

10.2
Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender (Exhibit 10.1 to the Company’s March 9, 2015 Current Report on Form 8-K, incorporated herein by this reference)

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

DOLLAR TREE, INC.

DATE:	May 21, 2015	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)