Form 10-Q
period 2015-08-01
DOLLAR TREE INC
filed 2015-09-01
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2015
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

As of August 27, 2015, there were 234,717,599 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in millions, except per share data)	2015	2014	2015	2014
Net sales	$3,011.2	$2,031.1	$5,187.8	$4,031.4
Cost of sales	2,156.0	1,337.0	3,583.7	2,640.7
Gross profit	855.2	694.1	1,604.1	1,390.7
Selling, general and administrative
expenses	731.8	489.1	1,247.8	953.8
Operating income	123.4	205.0	356.3	436.9
Interest expense, net	263.9	8.4	386.2	16.6
Other (income) expense, net	1.7	—	(0.9)	—
Income (loss) before income taxes	(142.2)	196.6	(29.0)	420.3
Income tax expense (benefit)	(44.2)	75.1	(0.5)	160.6
Net income (loss)	$(98.0)	$121.5	$(28.5)	$259.7
Basic net income (loss) per share	$(0.46)	$0.59	$(0.14)	$1.26
Diluted net income (loss) per share	$(0.46)	$0.59	$(0.14)	$1.25
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2015	2014	2015	2014
Net income (loss)	$(98.0)	$121.5	$(28.5)	$259.7

Foreign currency translation adjustments	(9.1)	0.9	(3.5)	2.1

Total comprehensive income (loss)	$(107.1)	$122.4	$(32.0)	$261.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,302.5	$864.1	$467.7
Short-term investments	4.0	—	—
Merchandise inventories, net	2,825.1	1,035.7	1,084.0
Current deferred tax assets, net	85.5	28.3	17.1
Other current assets	307.6	66.5	94.4
Total current assets	4,524.7	1,994.6	1,663.2
Property, plant and equipment, net	3,151.9	1,210.5	1,153.4
Goodwill	4,982.8	164.6	169.8
Deferred tax assets, net	—	30.6	42.2
Favorable lease rights, net	620.8	0.9	1.7
Other intangible assets, net	3,106.3	1.2	2.1
Other assets, net	178.6	90.3	97.5
TOTAL ASSETS	$16,565.1	$3,492.7	$3,129.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$83.0	$—	$—
Accounts payable	1,152.5	433.6	524.2
Other current liabilities	837.8	385.3	256.1
Income taxes payable	—	42.7	2.7
Total current liabilities	2,073.3	861.6	783.0
Long-term debt, net	8,265.5	682.7	740.2
Unfavorable lease rights, net	162.4	—	—
Deferred tax liabilities, net	1,655.1	—	—
Other liabilities	361.8	163.4	158.6
Total liabilities	12,518.1	1,707.7	1,681.8
Commitments and contingencies
Shareholders' equity	4,047.0	1,785.0	1,448.1
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,565.1	$3,492.7	$3,129.9

Common shares outstanding	234.7	205.7	205.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 1,	August 2,
(in millions)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(28.5)	$259.7
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	142.3	100.6
Provision for deferred taxes	(17.6)	(16.2)
Other non-cash adjustments to net income (loss)	57.5	25.7
Changes in operating assets and liabilities	(199.4)	(4.5)
Net cash provided by (used in) operating activities	(45.7)	365.3
Cash flows from investing activities:
Capital expenditures	(167.0)	(160.2)
Increase in restricted cash	(12.0)	—
Acquisition of Family Dollar, net of common stock issued and cash acquired	(6,525.6)	—
Proceeds from (payments for) fixed asset disposition	(0.3)	0.3
Net cash used in investing activities	(6,704.9)	(159.9)
Cash flows from financing activities:
Principal payments for long-term debt	(935.2)	(12.8)
Proceeds from long-term debt	8,200.0	—
Debt issuance costs	(88.9)	—
Proceeds from stock issued pursuant to stock-based
compensation plans	3.9	3.3
Tax benefit of exercises/vesting of stock-based compensation	10.0	3.6
Net cash provided by (used in) financing activities	7,189.8	(5.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.5
Net increase in cash and cash equivalents	438.4	200.0
Cash and cash equivalents at beginning of period	864.1	267.7
Cash and cash equivalents at end of period	$1,302.5	$467.7
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$206.7	$16.9
Income taxes	$129.7	$217.5
Non-cash transactions:
Accrued capital expenditures	$50.9	$21.0
Acquisition cost paid in common stock	$2,274.4	$—
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2015 contained in the Company's Annual Report on Form 10-K filed March 13, 2015. The results of operations for the 13 and 26 weeks ended August 1, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2016.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of August 1, 2015 and August 2, 2014 and the results of its operations and cash flows for the periods presented. The January 31, 2015 balance sheet information was derived from the audited consolidated financial statements as of that date.

On July 6, 2015 the Company acquired Family Dollar Stores, Inc. ("Family Dollar") for cash consideration of $6.8 billion and the issuance of 28.5 million shares of the Company's common stock valued at $2.3 billion based on the closing price of the Company's common stock on July 2, 2015. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015. Based on the manner in which the Company manages, evaluates and internally reports its operations, the Company determined that Family Dollar will be reported as a separate operating segment. See Notes 2 and 10 for additional details on the acquisition and the Company's segments.

In the first quarter of 2015, the Company adopted Accounting Standards Update ("ASU") No. 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This update provides explicit accounting treatment with respect to share-based awards with specific performance targets for employees who are eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This update has been adopted by the Company on a prospective basis for all awards granted or modified on or after February 1, 2015. The was no impact upon the adoption of the update.

In the first quarter of 2015, the Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Previously, debt issuance costs were recorded as assets on the balance sheet. This update requires that debt issuance costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This update does not change the recognition and measurement of debt issuance costs. The update has been adopted retrospectively for all periods presented in the accompanying Condensed Consolidated Balance Sheets. The reclassification of debt issuance costs resulted in reductions in "Other assets, net" and "Long-term debt, net" of $74.3 million and $16.7 million as of January 31, 2015 and August 2, 2014, respectively.

2. ACQUISITION

On July 27, 2014, the Company executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction (the "Acquisition"). On July 6, 2015 (the "Acquisition Date") the Company completed the Acquisition and Family Dollar became a direct, wholly-owned subsidiary of the Company. Under the Acquisition, the Family Dollar shareholders received $59.60 in cash and 0.2484 shares of the Company's common stock for each share of Family Dollar common stock they owned, plus cash in lieu of fractional shares (the "Merger Consideration").
As of the Acquisition Date, each outstanding performance share right of Family Dollar common stock was canceled in exchange for the right of the holder to receive the Merger Consideration (the "PSR Payment"). The aggregate amount paid by the Company for the Merger Consideration and PSR Payment was $6.8 billion in cash and the Company issued 28.5 million shares of the Company's common stock, valued at $2.3 billion based on the closing price of the Company's common stock on

July 2, 2015. Additionally, outstanding Family Dollar stock options and restricted stock units were converted into mirror awards exercisable or to be earned in the Company's common stock. The value of these awards was apportioned between total Merger Consideration and unearned compensation to be recognized over the remaining original vesting periods of the awards.
The Company's common stock continues to trade on the Nasdaq Exchange under the symbol "DLTR." Following the Acquisition Date, Family Dollar's common stock ceased trading on, and was delisted from, the New York Stock Exchange. Family Dollar's results from the Acquisition Date through August 1, 2015 are included in the Condensed Consolidated Statements of Operations.
The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of July 6, 2015. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management's appraisals and estimates are finalized:

(in millions)
Cash	$307.4
Short-term investments	4.0
Accounts receivable	71.4
Inventory	1,764.5
Other current assets	94.2
Property, plant and equipment	1,912.8
Goodwill	4,819.0
Intangible assets, net	3,570.3
Other assets	77.7
Long-term debt, including current portion	(485.2)
Accounts payable	(633.4)
Other current liabilities	(550.4)
Deferred tax liabilities, net	(1,644.7)
Other liabilities	(202.2)
Total purchase price	$9,105.4
Less: Cash acquired	(307.4)
Total purchase price, net of cash acquired	8,798.0
Acquisition cost paid in common stock	(2,272.4)
Acquisition cost paid in cash	$6,525.6
Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies.
Intangible assets, net consist of three separately identified assets and one liability. First, the Company identified the Family Dollar tradename as an indefinite-lived intangible asset with a fair value of $3.1 billion. The tradename is not subject to amortization but will be evaluated annually for impairment. Second, the Company recognized an intangible asset of $629.3 million for favorable Family Dollar leases and a liability of $164.5 million for unfavorable Family Dollar leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms, including, in some cases, an assumed renewal. Lastly, the Company recognized an intangible asset of $5.5 million for a customer list. The allocation of the purchase price to intangible assets as well as their estimated useful lives is preliminary and may be adjusted.
The Company assumed the liability for Family Dollar's $185.2 million of private placement unsecured senior notes due September 27, 2015, Family Dollar's $300.0 million of 5% unsecured senior notes due February 1, 2021 and Family Dollar's unsecured revolving credit facilities. Following the Acquisition, the Company repaid the $185.2 million outstanding under the Family Dollar private placement unsecured senior notes and terminated the unsecured revolving credit facilities.
The table above fully reflects the effect of the divestiture of 330 stores as required by purchase accounting as the divestiture was a condition of the Acquisition. Included in other current liabilities is approximately $91.4 million related to the transition of inventory and working capital associated with the divestiture.
The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015. From July 6, 2015 through August 1, 2015, Family Dollar generated net sales of $811.6 million and a net loss of $72.7 million.

These results included: $60.0 million of inventory markdowns due to sku rationalization and planned liquidations; $24.1 million of expenses related to purchase accounting, primarily amortization of the step-up of the inventory value, amortization of intangible assets and higher depreciation expense; and $5.7 million of severance and integration costs.
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisition as if had occurred on February 2, 2014:

	Pro Forma - Unaudited
(in millions, except per share data)	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Net sales	$4,931.2	$4,693.5	$9,857.7	$9,384.7
Net income	$83.8	$139.1	$235.7	$286.7
Basic net income per share	$0.36	$0.59	$1.00	$1.22
Diluted net income per share	$0.36	$0.59	$1.00	$1.22

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.
Material non-recurring adjustments excluded from the pro forma financial information above consists of the step up of Family Dollar inventory to its fair value. The unfavorable adjustment to cost of goods sold of $11.1 million was based on the acquired inventory sold in the 13 and 26 weeks ended August 1, 2015, respectively.
The unaudited pro forma results do not reflect events that either have occurred or may occur after the Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention and severance costs, potential asset impairments, accelerated depreciation and amortization or product rationalization charges.
The Company has incurred $28.0 million in acquisition-related expenses in 2015, excluding acquisition-related interest expense, of which $17.6 million was incurred in the 13 weeks ended August 1, 2015. The Company also expended approximately $163.2 million in remaining capitalizable debt issuance costs related to the financing of the Acquisition and $158.5 million was included as a reduction in "Long-term debt, net" at August 1, 2015.
For additional discussion of the Acquisition, please see the "Acquisition" section included in "Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-Q.

3. LONG-TERM DEBT
Acquisition Notes
On February 23, 2015, a wholly-owned subsidiary of the Company (the "Escrow Issuer") completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 Notes”, and together with the 2020 Notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Acquisition Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.
The Company used the proceeds of the Acquisition Notes to finance in part the Acquisition. On the Acquisition Date, the Escrow Issuer merged with and into the Company and the Company assumed the obligations in respect of the Acquisition Notes. The Acquisition Notes are jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of the Company’s subsidiaries which guarantees the obligations under the Company’s new senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
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
Interest on the Acquisition Notes is due semiannually on March 1 and September 1, commencing on September 1, 2015.
The Indentures contain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make any principal payment on, or redeem or repurchase, subordinated debt; (iv) make loans, advances or other investments; (v) incur liens; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) consolidate or merge with or into, or sell all or substantially all assets to, another person; and (viii) enter into transactions with affiliates. The Indentures also provide for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Acquisition Notes under the applicable indenture to be declared immediately due and payable.
Credit Facility and Term Loans
On March 9, 2015, the Escrow Issuer entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature five years after the Acquisition Date, unless any of the 2020 Notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche will mature seven years after the Acquisition Date.
The New Senior Secured Credit Facilities were not guaranteed by the Company or any of its subsidiaries prior to the consummation of the Acquisition, but upon and after the Acquisition Date, the New Senior Secured Credit Facilities are guaranteed by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). Upon and after the Acquisition Date, the New Senior Secured Credit Facilities are secured by a security interest in substantially all of the assets of the Company and the Credit Agreement Guarantors, subject to certain exceptions.
The proceeds of the borrowings under the Term Loan B tranche were deposited in an escrow account (separate from the escrow accounts related to the Acquisition Notes) and held in escrow until the Acquisition Date. Upon the consummation of the Acquisition, the Escrow Issuer merged with and into the Company, the Company became the borrower under the New Senior Secured Credit Facilities and drew the borrowings under the Term Loan A facility and the Company has the ability to borrow under the New Revolving Credit Facility.
On June 11, 2015, the Escrow Issuer amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term B-1 Loans and $650.0 million of fixed-rate Term B-2 Loans.
The loans under the Term Loan A tranche and the New Revolving Credit Facility will bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), the Term B-1 Loans of the New Senior Secured Credit Facilities will bear interest at LIBOR plus 2.75% per annum (or a base rate plus 1.75%) and the Term B-2 Loans will bear interest at a fixed rate of 4.25%. The Term B-1 tranche will be subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities will require quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the Acquisition Date, 2.5% of the original principal amount thereof in the second year following the Acquisition Date, and 3.75% of the original principal amount thereof thereafter. The Term B-1 Loans require quarterly amortization payments of 0.25% of the original principal amount thereof after the Acquisition Date and the Term B-2 Loans do not require amortization payments prior to maturity. The New Term Loan Facilities, excluding the Term B-2 Loans, also require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. The Company will pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term B-1 Loans will require the Company to pay a 1.0% prepayment fee if the loans thereunder are subject to certain repricing transactions before June 11, 2016. The Term B-2 Loans will require the Company to pay a 2.0% prepayment fee if they are repaid in the second year after the refinance date and a 1.0% prepayment fee if they are repaid in the third year after the refinance date.
The New Senior Secured Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants. These include, among other things and subject to certain significant exceptions, restrictions on the

Company's ability to declare or pay dividends, repay the Acquisition Notes, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a financial maintenance covenant based on the Company’s consolidated first lien secured net leverage ratio applies to the New Revolving Credit Facility and the Term Loan A tranche of the New Term Loan Facilities.
Unsecured Senior Notes
As a result of the Acquisition, the Company assumed the liability for $300 million of 5.0% unsecured senior notes due February 1, 2021 issued by Family Dollar on January 28, 2011 through a public offering.
Senior Notes
On the Acquisition Date, the Company prepaid in full $750.0 million in Senior Notes comprised of (i) $300.0 million in aggregate principal amount of 4.03% Series A Senior Notes due September 16, 2020, (ii) $350.0 million in aggregate principal amount of 4.63% Series B Senior Notes due September 16, 2023 and (iii) $100.0 million in aggregate principal amount of 4.78% Series C Senior Notes due September 16, 2025, issued pursuant to that certain Note Purchase Agreement, dated as of September 16, 2013 (as amended on January 20, 2015, the “Dollar Tree NPA”) among the Company, Dollar Tree Stores, Inc., and the Purchasers party thereto, plus accrued and unpaid interest thereon and a make-whole premium of approximately $89.5 million determined in accordance with the provisions of the Dollar Tree NPA plus additional interest in accordance with the provisions of the first amendment to the Dollar Tree NPA.
Unsecured Credit Agreement
On the Acquisition Date, the Company paid in full all amounts owing under the Unsecured Credit Agreement, dated as of June 6, 2012 and terminated all commitments to extend further credit thereunder.

Long-term debt at August 1, 2015 and January 31, 2015, consisted of the following:

	As of August 1, 2015		As of January 31, 2015
(in millions)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
$750.0 million Senior Notes, fixed interest rates
payable semi-annually, January 15 and July 15	$—	$—	$750.0	$3.3
$750.0 million Unsecured Credit Agreement, interest
payable at LIBOR, plus 0.90%, which was 1.09%
at August 1, 2015	—	—	—	0.9
$7.0 million Forgivable Promissory Notes, interest
payable beginning in November 2017 at a rate of
1%, principal payable beginning November 2017	7.0	—	7.0	—
5.25% Acquisition Notes, due 2020	750.0	12.3	—	11.9
5.75% Acquisition Notes, due 2023	2,500.0	42.4	—	39.8
Term Loan A, interest payable at LIBOR, plus 2.25%,
which was 2.44% at August 1, 2015	1,000.0	3.9	—	0.4
Term B-1 Loan, interest payable at the higher of
LIBOR or 0.75% plus 2.75%, which was 3.50% at
August 1, 2015.	3,300.0	64.7	—	8.2
$650.0 million Term B-2 Loan, fixed interest rate
of 4.25%	650.0	12.7	—	—
$300.0 million Unsecured Senior Notes, fixed
interest rate of 5.00%	300.0	—	—	—
$1.25 billion Revolving Credit Facility, interest
payable at LIBOR, plus 2.25%, which was 2.44%
at August 1, 2015	—	22.5	—	9.8
Total	$8,507.0	$158.5	$757.0	$74.3

4. INCOME TAXES
Our effective tax rate was a benefit of 31.1% for the 13 weeks ended August 1, 2015 compared with expense of 38.2% for the 13 weeks ended August 2, 2014 and a benefit of 1.6% for the first half of 2015 compared with expense of 38.2% for the first half of 2014. This was as a result of the pre-tax losses in 2015 created by higher interest expense, including debt prepayment penalties and expenses related to the Acquisition. Some of the Acquisition-related costs were nondeductible for tax purposes.

As of August 1, 2015, the Company has an income tax receivable of $67.9 million compared to an income tax payable of $42.7 million as of January 31, 2015. The current year receivable is the result of the pre-tax loss reported in the 13 weeks ended August 1, 2015.

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

(in millions)	August 1, 2015	January 31, 2015
Deferred tax assets:
Deferred rent	$43.5	$41.0
Accrued expenses	64.2	37.6
Net operating losses and credit carryforwards	49.9	31.0
Accrued compensation expense	63.2	33.8
Other	1.4	5.1
Total deferred tax assets	222.2	148.5
Valuation allowance	(22.1)	(13.8)
Deferred tax assets, net	200.1	134.7
Deferred tax liabilities:
Property and equipment	(317.8)	(48.7)
Other intangibles	(1,434.0)	(18.7)
Prepaid expenses	(3.1)	(3.0)
Inventory	(14.9)	(5.4)
Total deferred tax liabilities	(1,769.8)	(75.8)
Net deferred tax asset (liability)	$(1,569.7)	$58.9
Deferred tax liabilities have been provided for the tax effect of the difference between the book and tax basis in the assets. The increase in the deferred tax liability was primarily generated from the recording of the Family Dollar tradename, favorable lease rights, inventory and property plant and equipment.
A valuation allowance of $22.1 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards.  The increase in the valuation allowance is due to the Acquisition. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.
The Company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2015 fiscal year.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  Dollar Tree's federal tax returns have been examined and all issues have been settled through the fiscal 2013 tax year.  The statute of limitations is still open for Family Dollar's tax returns for the fiscal year ended August 25, 2012 and forward. In general, fiscal years 2011 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2011 for some states.
The balance for unrecognized tax benefits at August 1, 2015, was $34.4 million.  The total amount of unrecognized tax benefits at August 1, 2015, that, if recognized, would affect the effective tax rate was $24.4 million (net of the federal tax benefit).  The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	August 1, 2015	January 31, 2015
Beginning Balance	$6.5	$5.5
Additions, acquisition of Family Dollar	28.2	—
Additions, based on tax positions related to current year	0.1	0.6
Additions for tax positions of prior years	—	0.9
Reductions for tax positions of prior years	—	—
Settlements	—	—
Lapses in statutes of limitation	(0.4)	(0.5)
Ending balance	$34.4	$6.5
During fiscal 2015, the Company acquired Family Dollar Stores, Inc. The increase in unrecognized tax benefits for fiscal 2015 is primarily related to the Acquisition.
United States income taxes have not been provided on accumulated but undistributed earnings of Dollar Tree’s foreign subsidiaries as the Company intends to permanently reinvest the earnings. To date, the earnings and related taxes of the legacy Dollar Tree foreign subsidiaries are negligible. The Company has provided United States income taxes on accumulated but undistributed earnings for Family Dollar’s foreign subsidiaries as of the July 6, 2015 acquisition date.
5. LEGAL PROCEEDINGS

The Company is a defendant in legal proceedings including those described below and will vigorously defend itself in these matters. The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these matters will not have a material effect on its results of operations for the periods in which they are resolved.

The Company assesses its legal proceedings and reserves are established if a loss is probable and the amount of such loss can be reasonably estimated. Many if not substantially all of the contingencies described below are subject to significant uncertainties and, therefore, determining the likelihood of a loss and the measurement of any loss can be complex and subject to judgment. With respect to legal proceedings where the Company has determined that a loss is reasonably possible but not probable, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of legal proceedings could change because of future determinations or the discovery of facts which are not presently known. Accordingly, the ultimate costs of resolving these proceedings may be substantially higher or lower than currently estimated.
Dollar Tree Active Matters

Winn-Dixie Stores instituted suit in a Florida federal court alleging that the Company sold products in certain stores in violation of a lease exclusive. In August 2012, the court denied Winn-Dixie's claim for damages. Winn-Dixie appealed to the U.S. Court of Appeals for the 11th Circuit, which affirmed that Winn-Dixie is not entitled to damages. However, it also held that Winn-Dixie's restriction for certain Florida stores required the Company to restrict its sales of food and "many household supplies." The 11th Circuit remanded the case for a new trial to determine the definition of "many household supplies" and other issues. The lower court decided these issues in April 2015. Dollar Tree has changed its operation of thirty Florida stores to comply with the court’s decision. Winn-Dixie has now appealed the decision.

In 2011, an assistant store manager and an hourly associate filed a collective action against the Company alleging they were forced to work off the clock in violation of the Fair Labor Standards Act (“FLSA”) and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, certified an opt-in collective action under the FLSA on behalf of hourly sales associates. Approximately 4,300 plaintiffs remain in the case. The court denied the Company's motion to decertify the collective action as well as a proposed settlement. The case is now continuing.

In 2013, a former assistant store manager on behalf of himself and others alleged to be similarly aggrieved filed a representative Private Attorney General Act ("PAGA") claim under California law currently pending in federal court in California. The suit alleges that the Company failed to provide uninterrupted meal periods and rest breaks; failed to pay minimum, regular and overtime wages; failed to maintain accurate time records and wage statements; and failed to pay wages due upon termination of employment. A trial date on the individual claim has been set for March 2016.

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

In May 2014, the US Consumer Product Safety Commission ("CPSC") began a staff investigation of circumstances related to Letters of Advice that the Company received from the CPSC from 2009 to 2013. The CPSC is now investigating Letters of Advice the Company received in 2014 and 2015. It is possible for a penalty and an injunction to be issued against the Company. The outcome of this matter cannot be determined at this time.

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

In April 2015, a former store manager filed a class action in California state court alleging store managers were improperly classified as exempt employees and, among other things, did not receive overtime compensation and meal and rest periods and alleging PAGA claims.

Family Dollar Active Matters

In 2008, a Multi-District Litigation forum ("MDL") was created in North Carolina federal court to handle cases alleging FLSA violations against the Company. In the first two cases, the court entered orders finding the plaintiffs were not similarly situated and, therefore, neither nationwide notice nor collective treatment under the FLSA was appropriate. Since that time, the court has granted 60 summary judgments ruling Store Managers are properly classified as exempt from overtime. Presently, there are a total of 10 named plaintiffs in the remaining cases in the MDL, for which the North Carolina Federal Court has not decided the class certification or summary judgment issue.

In 2008, a complaint was filed alleging discriminatory pay practices with respect to the Company's female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female store managers. The plaintiffs seek recovery of back pay, compensatory and punitive money damages, recovery of attorneys' fees and equitable relief. The case was transferred to North Carolina Federal Court in November 2008. The parties are proceeding with limited discovery. The Company believes the case is fully insured.

In 2013, plaintiffs filed a claim in Massachusetts state court seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The Company then removed the case to Federal District court in Massachusetts. In 2014, the case was remanded to state court. The Company has appealed the remand decision to the U.S. Court of Appeals for the First Circuit and is awaiting that court’s decision.

In 2014, Winn-Dixie Stores instituted suit in a Florida state court alleging that the Company sold products in 57 stores in violation of a lease exclusive. Winn-Dixie seeks damages and injunctive relief limiting the sale of food and other items sold in the Company's stores at issue in the lawsuit. This case is scheduled to be tried in January 2016.

In 2014, the Company was served with a putative class action in Missouri Federal Court alleging that customers received Short Message Service ("SMS") text message advertisements from the Company, without providing appropriate express written consent in violation of the Telephone Consumer Protection Act ("TCPA"), seeking all damages available under the TCPA, including statutory damages of $500 - $1,500 per willful violation.

In 2014, a putative class action was filed in a California Federal Court by a former employee alleging that the Company had a policy of requiring employee bag checks while the employees were not clocked in for work. As a result of those actions, the employee alleges the Company violated California law by failing to provide meal periods and rest breaks, failing to pay regular and overtime wages for work performed off the clock, failing to provide accurate wage statements, failing timely to pay all final wages and by engaging in unfair competition. He has also alleges PAGA claims. While employed by the Company, the plaintiff agreed to arbitrate matters related to his employment. Accordingly, the Company filed a motion to compel arbitration and is awaiting the court’s ruling on that motion.

In 2014, a former employee brought a putative class action and asserted claims under PAGA alleging the Company failed to provide suitable seating to its California store employees. Mediation has been scheduled for September 23, 2015. In the meantime, the case has been stayed pending a ruling by the California Supreme Court on a case in which the court is expected to provide guidance as to what the Company’s obligations are with regard to suitable seating.

In 2015, a lawsuit was brought as a collective action in Florida Federal Court on behalf of the plaintiff and other similarly situated Family Dollar store managers alleging the store managers are misclassified as being exempt from overtime under the FLSA. The Company then filed a Motion to Dismiss, or in the alternative to Stay the Case, a Motion to Compel Arbitration, and a Motion to Strike the Collective Action Allegations. Briefing is completed on these motions and they are currently pending before the court.

Resolved Matters

In 2012, a former assistant store manager, on behalf of himself and those alleged to be similarly situated, filed a putative class action in a California state court, alleging the Company failed to provide rest breaks to assistant store managers. The class was decertified in July 2015 and the case has now been resolved.

In 2013, district attorneys in California initiated an investigation of whether the Company properly disposed of certain damaged retail products under Federal and California state environmental law, primarily the Resource Conservation and Recovery Act. The Company has settled this matter in 2015 and has fully paid the settlement amount.

In 2014, several shareholders of Family Dollar filed class actions, now consolidated into one class action, in Delaware chancery court against Family Dollar’s CEO and board members alleging breach of fiduciary duty. Dollar Tree and Family Dollar were also named as defendants for allegedly aiding and abetting the other defendants. The Delaware Chancery Court and appellate court refused to issue an injunction against the Family Dollar shareholder vote in favor of the merger. The case was dismissed in August 2015 and was settled for an immaterial amount.

6. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, short-term investments, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 1, 2015. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents was $1,302.5 million and $467.7 million, at August 1, 2015 and August 2, 2014, respectively. The fair value of the Company's short-term investments was $4.0 million at August 1, 2015 and the value of the Company's restricted investments was $122.0 million and $87.9 million, at August 1, 2015 and August 2, 2014, respectively. The fair value of $88.0 and $87.9 million of the Company's restricted investments as of August 1, 2015 and August 2, 2014, respectively were determined using Level 1 measurements in the fair value hierarchy. The fair value of the Company's short-term investments and $34.0 million of restricted investments as of August 1, 2015 were estimated using Level 2 measurements in the fair value hierarchy. The fair values of the diesel fuel swaps were a liability of $3.5 million as of August 1, 2015 and a liability of less than $0.1 million as of August 2, 2014 and were estimated using Level 2 measurements in the fair value hierarchy, which used discounted cash flow calculations based upon diesel fuel cost curves.

The estimated fair value of the Company’s long-term debt was $8.7 billion as of August 1, 2015. The fair value of the Company's Acquisition Notes, Term Loans and Unsecured Senior Notes are determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The estimated fair value of the Company’s long-term debt was $723.9 million as of August 2, 2014. The fair value of the Senior Notes was determined through the use of a discounted cash flow analysis using Level 3 inputs as there were no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying value of the Company's Revolving Credit Agreement at August 1, 2015 and the Company's Revolving Credit Agreement at August 2, 2014 approximated their fair values because the interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 or 26 weeks ended August 1, 2015.

7. NET INCOME (LOSS) PER SHARE

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in millions, except per share data)	2015	2014	2015	2014
Basic net income (loss) per share:
Net income (loss)	$(98.0)	$121.5	$(28.5)	$259.7
Weighted average number of shares
outstanding	214.3	205.8	210.3	206.3
Basic net income (loss) per share	$(0.46)	$0.59	$(0.14)	$1.26
Diluted net income (loss) per share:
Net income (loss)	$(98.0)	$121.5	$(28.5)	$259.7
Weighted average number of shares
outstanding	214.3	205.8	210.3	206.3
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	—	0.8	—	0.9
Weighted average number of shares and
dilutive potential shares outstanding	214.3	206.6	210.3	207.2
Diluted net income (loss) per share	$(0.46)	$0.59	$(0.14)	$1.25

For the 13 and 26 weeks ended August 2, 2014, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding. As a result of the net losses for the 13 and 26 weeks ended August 1, 2015, diluted net income (loss) per share excludes the impact of stock options and restricted stock (as determined by applying the treasury stock method) because the effect would be anti-dilutive.

8. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $9.2 million and $27.8 million during the 13 and 26 weeks ended August 1, 2015, respectively. Stock-based compensation expense was $7.2 million and $23.9 million during the 13 and 26 weeks ended and August 2, 2014, respectively.

In connection with the Acquisition, options to purchase Family Dollar common stock (“Family Dollar Options”) that were outstanding prior to the Acquisition were converted into options to purchase, on the same substantive terms and conditions as were applicable to Family Dollar Options, a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar common stock subject to such Family Dollar Options by 1.0000 (the “Award Exchange Ratio”), at an exercise price per share equal to the per share exercise price for the shares of Family Dollar common stock otherwise purchasable pursuant to the Family Dollar Options divided by the Award Exchange Ratio. The Company converted approximately 1.5 million Family Dollar Options into options to purchase Dollar Tree Common Stock or into unvested options to purchase Dollar Tree Common Stock and recognized $1.0 million of expense related to these options in each of the 13 and 26 weeks ended August 1, 2015. Stock options are valued using the Black-Scholes option-pricing model and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.

In connection with the Acquisition, unvested Family Dollar RSUs that were outstanding prior to the Acquisition were converted into unvested Dollar Tree RSUs with the same substantive terms and conditions as were applicable to the Family

Dollar RSUs, in respect of a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar RSUs by the Award Exchange Ratio. The Company converted approximately 0.1 million unvested Family Dollar RSUs into unvested Dollar Tree RSUs and recognized $0.5 million of expense related to these RSUs in each of the 13 and 26 weeks ended August 1, 2015.

The Company granted approximately 0.3 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 26 weeks ended August 1, 2015. The estimated $28.6 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $2.2 million and $6.9 million of expense related to these RSUs during the 13 and 26 weeks ended August 1, 2015.

In the 26 weeks ended August 1, 2015 the Company granted 0.1 million RSUs with a fair value of $11.3 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2015. If the Company meets these performance targets in fiscal 2015, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.6 million and $7.4 million of expense related to these RSUs in the 13 and 26 weeks ended August 1, 2015.

In the 26 weeks ended August 1, 2015 the Company granted RSUs with a fair value of $2.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 1, 2015 and ending on February 3, 2018. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or a shorter period based on the retirement eligibility of certain grantees. The Company recognized $0.1 million and $1.1 million of expense related to these RSUs in the 13 and 26 weeks ended August 1, 2015.

In March 2013, the Company granted RSUs ("2013 Grants") with a fair value of $1.4 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016 ("2013 Goal"). However, because the Acquisition was not yet contemplated as of the grant date, the 2013 Goal did not exclude costs related to the Acquisition or any income that may be attributable to Family Dollar during the performance period. In the 26 weeks ended August 1, 2015, the Company concluded that maintaining the 2013 Grants in their original form would undermine the Company's goals and create skewed incentives for the grantees.

Because amending the 2013 Goal would have jeopardized deductibility of the awards under Section 162(m) of the Internal Revenue Service Code, in the 26 weeks ended August 1, 2015, the Compensation Committee of the Board of Directors canceled the 2013 Grants and approved new awards (“2015 Supplemental Grants”), with a fair value of $2.2 million and a new operating income goal for the one-year period ending January 30, 2016 (“2015 Supplemental Goal”). The 2015 Supplemental Goal equals the amount remaining in the final year of the 2013 Goal, giving credit for actual Company performance utilizing an operating income definition that excludes both costs related to the Acquisition and income from Family Dollar. As such, the 2015 Supplemental Grants exactly replicate the incentive structure of the 2013 Grants had those awards excluded the effect of the then-unknown and unforeseeable Acquisition when they were granted. The Company recognized a $1.2 million reduction of expense related to the 2013 Grants cancellation in the 26 weeks ended August 1, 2015 and $0.3 million and $1.9 million of expense related to the 2015 Supplemental Grants in the 13 and 26 weeks ended August 1, 2015.

The Company recognized $4.4 million and $10.1 million of expense related to RSUs granted prior to fiscal 2015 in the 13 and 26 weeks ended August 1, 2015. For the 13 and 26 weeks ended August 2, 2014, the Company recognized $4.1 million and $9.8 million of expense related to these RSUs.

In the 26 weeks ended August 1, 2015, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. During the 26 weeks ended August 2, 2014, approximately 0.8 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued. In the 13 weeks ended August 1, 2015 less than 0.1 million RSUs vested. Less than 0.1 million RSUs vested in the 13 weeks ended August 2, 2014.

9. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties. The Company has entered into fuel derivative contracts for 3.3 million gallons of diesel fuel, or approximately 37% of the Dollar Tree segment's domestic truckload fuel needs from August

2015 through January 2016. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated statements of operations.

10. SEGMENTS

The Company operates a chain of more than 13,800 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.

The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company's operations under the "Dollar Tree," "Deals" and "Dollar Tree Canada" brands, ten distribution centers and a Store Support Center in Chesapeake, Virginia.

The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company's operations under the "Family Dollar" brand, eleven distribution centers and a Store Support Center in Matthews, North Carolina.

The Company measures the results of its segments using, among other measures, each segment's net sales, gross profit and operating income (loss). The Company may revise the measurement of each segment's operating income (loss), including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.

Net sales by segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2015	2014	2015	2014
Net sales:
Dollar Tree	$2,199.6	$2,031.1	$4,376.2	$4,031.4
Family Dollar	811.6	—	811.6	—
Net sales	$3,011.2	$2,031.1	$5,187.8	$4,031.4

Gross profit by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2015	2014	2015	2014
Gross profit:
Dollar Tree	$749.3	$694.1	$1,498.2	$1,390.7
Family Dollar	105.9	—	105.9	—
Gross profit	$855.2	$694.1	$1,604.1	$1,390.7

Operating income (loss) by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in millions)	2015	2014	2015	2014
Operating income (loss):
Dollar Tree	$218.4	$205.0	$451.3	$436.9
Family Dollar	(95.0)	—	(95.0)	—
Operating income	$123.4	$205.0	$356.3	$436.9

Total assets by segment are as follows:

	As of
	August 1,	January 31,	August 2,
(in millions)	2015	2015	2014
Total assets:
Dollar Tree	$3,800.8	$3,492.7	$3,129.9
Family Dollar	12,764.3	—	—
Total assets	$16,565.1	$3,492.7	$3,129.9

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as "believe," "anticipate," "expect," "intend," "plan," “view,” “target” or "estimate." For example, our forward-looking statements include statements regarding:

•	Family Dollar acquisition-related expenses and integration plans and expenses;

•
the benefits, results and effects of the Family Dollar acquisition and integration and the combined company’s plans, objectives, expectations (financial or otherwise), including synergies, the cost to achieve synergies, and the effect on earnings per share;

•	the inability to retain key personnel at Family Dollar and Dollar Tree;

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	our growth plans, including our plans to add, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores and their performance compared with other store sizes;

•	the effect on merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on gross profit margin and sales;

•	the net sales per square foot, net sales and operating income of our stores;

•
the potential effect of inflation and other economic changes on our costs and profitability, including the potential effect of future changes in minimum wage rates, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our distribution centers;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our expectations regarding competition and growth in our retail sector; and

•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses and income taxes.

•	the potential effect of future law changes including qualification for exempt status under the Fair Labor Standards Act.

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

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	Risks associated with our domestic and foreign suppliers from whom our products are sourced could affect our financial performance.

•	We could encounter disruptions in our distribution network or additional costs in distributing merchandise.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors may reduce our sales and profits.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

•	Disruption or costs to our business if fewer employees qualify as exempt due to future law changes to the Fair Labor Standards Act.

•	Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a takeover attempt that may be in a shareholder's best interest.

In addition to the foregoing risks related to our business, the following risks are related to the Family Dollar acquisition and the business of the combined company:

•
Integrating the two companies may be more difficult, disruptive, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the acquisition may not be realized, including as a result of the challenges Family Dollar has been recently experiencing as a stand-alone company.

•	We have incurred significant transaction and acquisition-related costs and will incur integration-related costs in connection with the acquisition.

•	Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

•
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

•	Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

•
The terms of the agreements governing our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.

•	Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

•	The acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

•	Our expectations concerning the divestiture including timing and costs.

•	Sales of our common stock after the completion of the Family Dollar acquisition may cause the market price of our common stock to fall.

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

Overview

We are a leading operator of more than 13,800 retail discount stores. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores.

Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term “expanded” also includes stores that are relocated. In the 13 and 26 weeks ended August 1, 2015, only our Dollar Tree stores are included in the comparable store net sales calculation. Stores that have been rebannered are considered to be new stores and are not included in the calculation of the comparable store net sales until after the first fifteen months of operation under the new banner.

At August 1, 2015, we operated stores in 48 states and the District of Columbia, as well as stores in Canada. A breakdown of store counts and square footage by segment for the 26 weeks ended August 1, 2015 is as follows (Family Dollar's beginning amounts are as of the July 6, 2015 acquisition date):

	26 Weeks Ended
	August 1, 2015			August 2, 2014
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	5,367	8,284	13,651	4,992	—	4,992
New stores	219	15	234	184	—	184
Rebannered stores	4	(18)	(14)	—	—	—
Closings	(7)	—	(7)	(10)	—	(10)
Ending	5,583	8,281	13,864	5,166	—	5,166
Relocations	37	13	50	48	—	48

Selling Square Feet (in millions):
Beginning	46.5	59.9	106.4	43.2	—	43.2
New stores	1.8	0.1	1.9	1.5	—	1.5
Relocations	0.1	—	0.1	0.1	—	0.1
Rebannered stores	—	(0.1)	(0.1)	—	—	—
Closings	(0.1)	—	(0.1)	—	—	—
Ending	48.3	59.9	108.2	44.8	—	44.8

Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.

The average size of stores opened during the 26 weeks ended August 1, 2015 was approximately 8,000 selling square feet for the Dollar Tree segment and 7,000 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended August 1, 2015, comparable store net sales increased 2.4% due to increased customer traffic and higher average ticket. We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended August 1, 2015, and we continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores. At August 1, 2015, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 3,875 stores compared to approximately 3,410 stores at August 2, 2014. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, the Dollar Tree segment accepts food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 5,210 qualified stores compared to approximately 4,800 stores at August 2, 2014.

Acquisition
On July 27, 2014, we executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction (the "Acquisition"). On July 6, 2015 (the "Acquisition Date") we completed the Acquisition and Family Dollar became a direct, wholly-owned subsidiary. Under the Acquisition, the Family Dollar shareholders received $59.60 in cash and 0.2484 shares of our common stock for each share of Family Dollar common stock they owned, plus cash in lieu of fractional shares (the "Merger Consideration").
As of the Acquisition Date, each outstanding performance share right of Family Dollar common stock was canceled in exchange for the right of the holder to receive the Merger Consideration (the "PSR Payment"). The aggregate amount we paid for the Merger Consideration and PSR Payment was $6.8 billion in cash and we issued 28.5 million shares of our common stock, valued at $2.3 billion based on the closing price of the our common stock on July 2, 2015.
For a complete description of the Acquisition refer to our Current Report on Form 8-K filed with the SEC on July 8, 2015.
We have incurred $28.0 million in acquisition-related expenses in 2015, excluding acquisition-related interest expense, of which $17.6 million was incurred in the 13 weeks ended August 1, 2015. We also expended approximately $163.2 million in capitalizable debt issuance costs related to the financing of the Acquisition and $158.5 million was included as a reduction in "Long-term debt, net" at August 1, 2015.
In the 26 weeks ended August 1, 2015, we completed the offering of $3.25 billion of senior notes and entered into a credit facility and term loan providing for $6.2 billion in senior secured credit facilities. See "Liquidity and Capital Resources" for a further discussion of these transactions.

In connection with the Acquisition, we agreed to divest 330 Family Dollar stores to settle Federal Trade Commission charges that the Acquisition would be anticompetitive in certain local markets. The 330 Family Dollar stores represent approximately $45.5 million of annual operating income. In accordance with purchase accounting, the net effect of the divestiture on our assets and liabilities is fully reflected in the July 6, 2015 table for Family Dollar set forth in Footnote 2 on page 8 of this Form 10-Q, and the Condensed Consolidated Balance Sheet of Dollar Tree, Inc. as of August 1, 2015 on page 5 of this Form 10-Q. When the divestiture sale closes later this year, the primary expected future effect of the sale on the Condensed Consolidated Statements of Operations of Dollar Tree, Inc. will be that we will lose the operating income associated with the divested stores and will incur approximately $5.0 million to $10.0 million in closing costs and set-up costs for transition services. Over a period expected to be no more than 24 months, we will provide certain transition services to the Buyer for which we expect to be reimbursed by the Buyer at our direct operating costs for those services.

Results of Operations

13 Weeks Ended August 1, 2015 Compared to the 13 Weeks Ended August 2, 2014

Net Sales. Net sales increased $980.1 million, or 48.3%, compared with last year's second quarter, resulting from $811.6 million of net sales from Family Dollar since the Acquisition Date, sales in the Dollar Tree segment's new stores and increased comparable store sales. Comparable store sales increased 2.7% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year second quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 2.4% due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit increased by $161.1 million or 23.2%, to $855.2 million in the second quarter of 2015 compared to $694.1 million in the second quarter of 2014. The dollar increase in gross margin was primarily driven by $105.9 million of gross profit for Family Dollar as well as higher sales for Dollar Tree. Included in Family Dollar's cost of sales is $60.0 million of markdown expense related to sku rationalization and planned liquidations. Negatively impacting gross margin results was $11.1 million for Family Dollar related to the stepped-up inventory which was sold during the second quarter of 2015. Over the remainder of 2015 we expect approximately $38.1 million to negatively impact gross margin related to Family Dollar's stepped-up inventory value.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $731.8 million in the second quarter 2015 from $489.0 million in the same quarter last year, an increase of $242.8 million or 49.7%. The increase was primarily due to $200.9 million of expense for Family Dollar, which includes the amortization of lease rights recorded in connection with the Acquisition. In the second quarter of 2015 we incurred $17.7 million or 55 basis points of expenses related to the Family Dollar acquisition compared to $7.5 million or 35 basis points of acquisition expenses in the second quarter of 2014. As a percentage of sales, selling, general and administrative expenses increased to 24.3% in the second quarter of 2015 from 24.1% in the same quarter last year. Excluding acquisition costs, the selling, general and administrative rate for the second quarter as a percentage of sales was consistent with the prior year at 23.7%.

Operating Income. Operating income for the current quarter decreased to $123.4 million compared with $205.0 million in the same period last year. This decrease is the result of an operating loss of $95.0 million in the Family Dollar segment as a result of unusually high markdowns related to sku rationalization and planned liquidations, amortization of intangible assets and higher depreciation expense as a result of purchase accounting. The decrease was also due to higher acquisition-related costs in the Dollar Tree segment.

Other (income) expense, net. Other (income) expense, net was a $1.7 million expense in the second quarter of 2015 due to a unfavorable fair market value adjustment on diesel fuel swaps.

Interest expense, net. Interest expense, net was $263.9 million in the second quarter of 2015 compared to $8.4 million in the prior year quarter due to the interest on the long-term debt related to the Acquisition of $91.7 million; an $89.5 million breakage fee related to the prepayment of the Senior Notes and the following costs related to the Term Loan B refinancing: $39.5 million prepayment fee, a $17.4 million write-off of the original issuance discount and a $5.9 million write-off of deferred financing costs.

Income Taxes. Our effective tax rate for the 13 weeks ended August 1, 2015 was a benefit of 31.1% compared to expense of 38.2% for the 13 weeks ended August 2, 2014. The decrease is primarily a result of the pre-tax loss in the quarter and nondeductible acquisition costs.

26 Weeks Ended August 1, 2015 Compared to the 26 Weeks Ended August 2, 2014

Net Sales. Net sales in the first half of 2015 increased $1,156.4 million, or 28.7%, compared with the first half of 2014, resulting from $811.6 million of net sales from Family Dollar since the Acquisition Date, sales in the Dollar Tree segment's new stores and increased comparable store sales. Comparable store sales increased 3.0% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year first half’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 2.8% due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.

Gross Profit. Gross profit increased by $213.4 million or 15.3%, to $1,604.1 million in the 26 weeks ended August 1, 2015 compared to $1,390.7 million for the 26 weeks ended August 2, 2014. The dollar increase in gross margin was primarily driven by $105.9 million of gross profit for Family Dollar as well as higher sales for Dollar Tree. Included in Family Dollar's cost of sales is $60.0 million of markdown expense related to sku rationalization and planned liquidations. Negatively impacting gross margin results was $11.1 million for Family Dollar related to the stepped-up inventory which was sold during the 26 weeks ended August 1, 2015. Over the remainder of 2015 we expect approximately $38.1 million to negatively impact gross margin related to Family Dollar's stepped-up inventory value.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 26 weeks ended August 1, 2015 increased to $1,247.8 million from $953.8 million in the same period last year, an increase of $294.0 million or 30.8%. The increase was primarily due to $200.9 million of expense for Family Dollar, which includes the amortization of lease rights recorded in connection with the Acquisition. In the 26 weeks ended August 1, 2015, we incurred $28.1 million or 50 basis points of expenses related to the Family Dollar acquisition compared to $7.5 million or 20 basis points of acquisition expenses in the same period last year. As a percentage of sales, selling, general and administrative expenses increased to 24.1% in the 26 weeks ended August 1, 2015 from 23.7% in the same period last year. Excluding acquisition expenses, the selling, general and administrative rate for the 26 weeks ended August 1, 2015 as a percentage of sales was consistent with the prior year at 23.5%.

Operating Income. Operating income for the 26 weeks ended August 1, 2015 decreased to $356.3 million compared with $436.9 million in the same period last year. This decrease is the result of an operating loss of $95.0 million in the Family Dollar segment as a result of unusually high markdowns related to sku rationalization and planned liquidations, amortization of intangible assets and higher depreciation expense as a result of purchase accounting. The decrease was also due to higher acquisition-related costs in the Dollar Tree segment.

Other (income) expense, net. Other (income) expense, net was a $0.9 million benefit in the 26 weeks ended August 1, 2015 due to net favorable fair market value adjustments on diesel fuel swaps in the first half of 2015.

Interest expense, net. Interest expense, net was $386.2 million in the first half of 2015 compared to $16.6 million in the prior year first half due to the interest on the long-term debt related to the Acquisition, an $89.5 million breakage fee related to the prepayment of the Senior Notes and the following costs related to the Term Loan B refinancing: $39.5 million prepayment fee, a $17.4 million write-off of the original issuance discount and a $5.9 million write-off of deferred financing costs.

Income Taxes. Our effective tax rate for the 26 weeks ended August 1, 2015 was a benefit of 1.7% compared to expense of 38.2% for the 26 weeks ended August 2, 2014. The decrease is primarily a result of the pre-tax loss in the second quarter of 2015 and nondeductible acquisition costs.

Segment Information
We operate a chain of more than 13,800 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.

The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the "Dollar Tree," "Deals" and "Dollar Tree Canada" brands, ten distribution centers and a Store Support Center in Chesapeake, Virginia.

The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the "Family Dollar" brand, eleven distribution centers and a Store Support Center in Matthews, North Carolina.

We measure the results of our segments using, among other measures, each segment's net sales, gross profit and operating income (loss). We may revise the measurement of each segment's operating income, including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.

Because the Acquisition occurred in the 13 weeks ended August 1, 2015, comparable information for the Family Dollar segment is not available; therefore, Family Dollar segment information is not provided in this discussion.

The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				26 Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,199.6		$2,031.1		$4,376.2		$4,031.4
Gross profit	749.3	34.1%	694.1	34.2%	1,498.2	34.2%	1,390.7	34.5%
Operating income	218.4	9.9%	205.0	10.1%	451.3	10.3%	436.9	10.8%

Net sales for Dollar Tree increased 8.3% and 8.6% for the 13 weeks and 26 weeks ended August 1, 2015, respectively, as compared to the same periods last year. Comparable store sales increased 2.7% and 3.0% on a constant currency basis for the 13 and 26 weeks ended August 1, 2015, respectively.

Gross profit for Dollar Tree decreased to 34.1% for the 13 weeks ended August 1, 2015 as compared to 34.2% for the same period last year. Gross profit for Dollar Tree for the 26 weeks ended August 1, 2015 decreased to 34.2% compared to 34.5% for the same period last year. The decrease in gross profit for the 13 and 26 weeks ended August 1, 2015 was the result of higher store shrink and occupancy costs. The decrease in gross profit for the 13 weeks ended August 1, 2015 was partially offset by improved merchandise cost.

Operating income for Dollar Tree decreased to 9.9% for the 13 weeks ended August 1, 2015 as compared to 10.1% for the same period last year. Operating income for Dollar Tree for the 26 weeks ended August 1, 2015 decreased to 10.3% compared to 10.8% for the same period last year. Excluding acquisition costs of $16.5 million or 80 basis points in the 13 weeks ended August 1, 2015, $26.9 million or 60 basis points for the 26 weeks ended August 1, 2015, and $7.5 million or 40 basis points in the 13 weeks ended August 1, 2015 and 20 basis points in the 26 weeks ended August 1, 2015, operating income was 10.7%

and 10.9% for the 13 and 26 weeks ended August 1, 2015, respectively and 10.5% and 11.0% for the 13 and 26 weeks ended August 2, 2014, respectively. Excluding acquisition costs, the increase in operating income for the 13 weeks ended August 1, 2015 was the result of lower store payroll costs and lower legal costs partially offset by lower gross profit resulting from higher shrink costs. Excluding acquisition costs, the decrease in operating income for the 26 weeks ended August 1, 2015 was primarily due to lower gross margin as noted above slightly offset by lower depreciation as a percentage of sales and lower legal costs.

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

The following table compares cash flow information for the 26 weeks ended August 1, 2015 and August 2, 2014:

	26 Weeks Ended
	August 1,	August 2,
(in millions)	2015	2014
Net cash provided by (used in):

Operating activities	$(45.7)	$365.3

Investing activities	(6,704.9)	(159.9)

Financing activities	7,189.8	(5.9)

Net cash provided by operating activities decreased $411.0 million due primarily to decreases in net income and other current liabilities and an increase in income taxes receivable.

Net cash used in investing activities increased $6.5 billion primarily due to cash used for the Acquisition.

Net cash provided by financing activities increased $7.2 billion compared with the prior year, primarily due to the receipt of long-term debt proceeds of $8.2 billion to finance the Acquisition partially offset by the prepayment of $750.0 million of Senior Notes and $185.2 million of Family Dollar's Senior Notes.

At August 1, 2015, our total borrowings were $8.5 billion and we had $1,191.8 million available under our Revolving Credit Facility. We also have $385.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $304.7 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 1, 2015.

On February 23, 2015, our wholly-owned subsidiary completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 Notes,” and together with the 2020 Notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Acquisition Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.
We used the proceeds of the Acquisition Notes to finance in part the Acquisition. In connection with the consummation of the Acquisition, our wholly-owned subsidiary that issued the Acquisition Notes was merged with and into us, we assumed the obligations in respect of the Acquisition Notes, and the Acquisition Notes are jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of our subsidiaries that guarantees the obligations under our new senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
The 2020 Notes, which mature on March 1, 2020, were issued pursuant to an indenture, dated as of February 23, 2015, with U.S. Bank National Association, as trustee (the “2020 Notes Indenture”). The 2023 notes, which mature on March 1,

2023, were issued pursuant to an indenture, dated as of February 23, 2015, with U.S. Bank National Association, as trustee (the “2023 Notes Indenture,” and together with the 2020 notes indenture, the “Indentures”).
Interest on the Acquisition Notes is due semiannually on March 1 and September 1, commencing on September 1, 2015.
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
On March 9, 2015, our wholly-owned subsidiary entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature five years after the closing of the Acquisition, unless any of the 2020 Notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche will mature seven years after the closing of the Acquisition.
On June 11, 2015, the Escrow Issuer amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.30 billion of floating-rate Term B-1 Loans and $650.0 million of fixed-rate Term B-2 Loans.
Upon the consummation of the Acquisition, we became the borrower under the New Senior Secured Credit Facilities, drew the term loans under the Term Loan A facility and have the ability to borrow under the New Revolving Credit Facility.
The New Senior Secured Credit Facilities are guaranteed by certain of our direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). The New Senior Secured Credit Facilities are secured by a security interest in substantially all of our assets and the Credit Agreement Guarantors, subject to certain exceptions.
The loans under the Term Loan A tranche and the New Revolving Credit Facility will bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), the Term B-1 Loans of the New Senior Secured Credit Facilities will bear interest at LIBOR plus 2.75% per annum (or a base rate plus 1.75%) and the Term B-2 Loans will bear interest at a fixed rate of 4.25%. The Term B-1 tranche will be subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities requires quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the Acquisition Date, 2.5% of the original principal amount thereof in the second year following the Acquisition Date, and 3.75% of the original principal amount thereof thereafter. The Term B-1 Loans require quarterly amortization payments of 0.25% of the original principal amount thereof after the Acquisition Date and the Term B-2 Loans do not require amortization payments prior to maturity. The New Term Loan Facilities, excluding the Term B-2 Loans, also require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. The Company expects to pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term B-1 Loans will require the Company to pay a 1.0% prepayment fee if the loans thereunder are subject to certain repricing transactions before June 11, 2016. The Term B-2 Loans will require the Company to pay a 2.0% prepayment fee if they are repaid in the second year after the refinance date and a 1.0% prepayment fee if they are repaid in the third year after the refinance date.
The New Senior Secured Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants. These include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repay the Acquisition Notes, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a financial maintenance covenant based on our consolidated first lien secured net leverage ratio applies to the New Revolving Credit Facility and the Term Loan A tranche of the New Term Loan Facilities.

There were no shares repurchased on the open market during the 26 weeks ended August 1, 2015 and August 2, 2014. As of August 1, 2015, we had $1.0 billion remaining under Board repurchase authorization.

Contractual Obligations
Our contractual obligations reflected in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 have materially changed as a result of the acquisition of Family Dollar. Our contractual obligations increased for principal and interest payments on the new debt issued in connection with financing the acquisition. Our long-term debt increased to $8,507.7 million as of August 1, 2015 as compared to $757.0 million as of January 31, 2015. In addition, as a result of the Family Dollar acquisition, our contractual obligations related to operating lease payments have also increased. Such future lease commitments for Family Dollar totaled approximately $3,705.1 million as of August 1, 2015.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles. In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements. We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model. However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, except as discussed below.

Business Combinations-Purchase Price Allocation
For the Family Dollar transaction, we preliminarily allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets, are made based on forecasted information and discount rates. To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we engaged a third-party appraisal firm. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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
Interest Rate Risk
In conjunction with the Acquisition, we entered into new financing arrangements as described in "Note 3. Long-Term Debt" included in "Item 1. Financial Statements - Notes to the Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q. Borrowings under the Term Loan A bear interest based on LIBOR plus 2.25% and borrowings under Term Loan B-1 bear interest at the higher of LIBOR plus 2.75% or 3.50%. As such, these debt instruments expose us to market risk for changes in interest rates. As of August 1, 2015, approximately 50% of our total debt includes variable interest rates. However, the terms of the Term Loan B-1 limit our exposure to short-term interest rate fluctuations due to the existence of the interest rate floor of 3.50%. As current monthly LIBOR rates plus the 2.75% spread are below the interest rate floor of 3.50%, Term Loan B-1 effectively has a fixed interest rate unless monthly LIBOR rates were to increase above 0.75%. A 1.0% increase in the LIBOR rate would result in an annual increase in interest expense related to our variable rate debt of $18.3 million.
Diesel Fuel Cost Risk

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for 3.3 million gallons of diesel fuel, or approximately 37% of the Dollar Tree segment's domestic truckload fuel needs from August 2015 through January 2016.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other (income) expense, net" on the condensed consolidated statements of operations. The fair value of these contracts at August 1, 2015 was a liability of $3.5 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 1, 2015, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On July 6, 2015, we acquired Family Dollar. As permitted by SEC guidance for newly acquired businesses, we intend to exclude the operations of Family Dollar from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended January 30, 2016. We are in the process of implementing our internal control structure over the acquired Family Dollar operations and expect that this effort will be completed in fiscal 2016.

There have been no other changes in our internal control over financial reporting during the quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•real estate matters related to store leases; and

•environmental issues.

In addition, we are defendants in several class or collective action lawsuits and lease restriction cases. For a discussion of these proceedings, please refer to “Note 5. Legal Proceedings”, included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the 13 weeks ended August 1, 2015 the Company did not repurchase any shares of common stock on the open market. As of August 1, 2015, we had $1.0 billion remaining under Board repurchase authorization.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  MINE SAFETY DISCLOSURES.
None.
Item 5.  OTHER INFORMATION.
None.

Item 6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 20, 2013) (Exhibit 3.1 to the Company's June 20, 2013 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company's March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference)

4.2
Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.250% senior notes due 2020 (Exhibit 4.1 to the Company’s February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.3
First Supplemental Indenture, dated as of July 6, 2015, among Dollar Tree, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, to the Indenture dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.250% senior notes due 2020 (Exhibit 4.1 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.4
Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.750% senior notes due 2023 (Exhibit 4.2 to the Company’s February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.5
First Supplemental Indenture, date as of July 6, 2015, among Dollar Tree, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, to the Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.750% senior notes due 2023 (Exhibit 4.2 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.6
Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.250% senior notes due 2020 (Exhibit 4.3 to the Company’s February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.7
Joinder by the Guarantors party thereto, dated as of July 6, 2015, to the Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.250% senior notes due 2020 (Exhibit 4.3 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.8
Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.750% senior notes due 2023 (Exhibit 4.4 to the Company’s February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference)

4.9
Joinder by the Guarantors party thereto, dated as of July 6, 2015, to the Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers, relating to the 5.750% senior notes due 2023 (Exhibit 4.4to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)

10.1
First Amendment, dated January 20, 2015 to Note Purchase Agreement and related Notes, dated as of September 16, 2013, by and among Dollar Tree, Inc., Dollar Tree Stores, Inc. and the noteholders party thereto (Exhibit 10.1 to the Company’s January 26, 2015 Current Report on Form 8-K, incorporated herein by reference)

10.2
Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender (Exhibit 10.1 to the Company’s March 9, 2015 Current Report on Form 8-K, incorporated herein by this reference)

10.3
Amendment No. 1, dated as of June 11, 2015, to the Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collarteral Agent and Swingline Lender (Exhibit 10.1 to the Company's June 11, 2015 Current Report on Form 8-K, incorporated herein by this reference)

10.4
Retention Letter, dated as of July 27, 2014, among Dollar Tree, Inc., Family Dollar Stores, Inc. and Howard R. Levine (Exhibit 10.1 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)

10.5
Employment Agreement, dated as of December 28, 2012, between Family Dollar Stores, Inc. and Howard R. Levine (Exhibit 10.2 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)

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

DOLLAR TREE, INC.

DATE:	September 1, 2015	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)