Form 10-Q
period 2015-10-31
DOLLAR TREE INC
filed 2015-11-24
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2015
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

As of November 19, 2015, there were 234,795,947 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in millions, except per share data)	2015	2014	2015	2014
Net sales	$4,945.2	$2,095.2	$10,133.1	$6,126.6
Cost of sales	3,545.2	1,369.9	7,129.0	4,010.7
Gross profit	1,400.0	725.3	3,004.1	2,115.9
Selling, general and administrative
expenses	1,176.3	505.6	2,424.2	1,459.3
Operating income	223.7	219.7	579.9	656.6
Interest expense, net	98.4	9.3	484.6	25.8
Other (income) expense, net	0.6	1.1	(0.4)	1.2
Income before income taxes	124.7	209.3	95.7	629.6
Income tax expense	42.8	76.3	42.3	236.9
Net income	$81.9	$133.0	$53.4	$392.7
Basic net income per share	$0.35	$0.65	$0.24	$1.91
Diluted net income per share	$0.35	$0.64	$0.24	$1.90
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2015	2014	2015	2014
Net income	$81.9	$133.0	$53.4	$392.7

Foreign currency translation adjustments	0.1	(4.3)	(3.5)	(2.2)

Total comprehensive income	$82.0	$128.7	$49.9	$390.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,106.9	$864.1	$407.6
Short-term investments	4.0	—	—
Merchandise inventories, net	3,185.3	1,035.7	1,304.9
Current deferred tax assets, net	96.6	28.3	22.1
Other current assets	235.2	66.5	61.5
Total current assets	4,628.0	1,994.6	1,796.1
Property, plant and equipment, net	3,141.0	1,210.5	1,193.4
Assets available for sale	10.1	—	—
Goodwill	5,024.1	164.6	168.7
Deferred tax assets, net	19.2	30.6	52.9
Favorable lease rights, net	595.0	0.9	—
Other intangible assets, net	3,106.1	1.2	1.8
Other assets	175.5	90.3	154.8
TOTAL ASSETS	$16,699.0	$3,492.7	$3,367.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$95.5	$—	$—
Accounts payable	1,259.3	433.6	545.0
Other current liabilities	785.3	385.3	307.2
Income taxes payable	21.1	42.7	14.3
Total current liabilities	2,161.2	861.6	866.5
Long-term debt, net	8,248.0	682.7	757.0
Unfavorable lease rights, net	155.5	—	—
Deferred tax liabilities, net	1,634.7	—	—
Other liabilities	357.4	163.4	159.1
Total liabilities	12,556.8	1,707.7	1,782.6
Commitments and contingencies
Shareholders' equity	4,142.2	1,785.0	1,585.1
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,699.0	$3,492.7	$3,367.7

Common shares outstanding	234.8	205.7	205.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 31,	November 1,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$53.4	$392.7
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	312.5	151.5
Provision for deferred taxes	(67.4)	(32.2)
Other non-cash adjustments to net income	57.0	33.8
Changes in operating assets and liabilities	(406.0)	(157.3)
Net cash provided by (used in) operating activities	(50.5)	388.5
Cash flows from investing activities:
Capital expenditures	(336.5)	(254.4)
Acquisition of Family Dollar, net of common stock issued and cash acquired	(6,527.7)	—
Purchase of restricted investments	(12.0)	(6.8)
Proceeds from sale of restricted investments	—	15.8
Proceeds from (payments for) fixed asset disposition	(0.4)	1.7
Foreign currency loss	—	(0.1)
Net cash used in investing activities	(6,876.6)	(243.8)
Cash flows from financing activities:
Principal payments for long-term debt	(956.0)	(12.8)
Proceeds from long-term debt	8,200.0	—
Debt issuance costs	(90.0)	—
Proceeds from stock issued pursuant to stock-based
compensation plans	6.2	4.4
Tax benefit of exercises/vesting of stock-based compensation	10.2	3.6
Net cash provided by (used in) financing activities	7,170.4	(4.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—
Net increase in cash and cash equivalents	242.8	139.9
Cash and cash equivalents at beginning of period	864.1	267.7
Cash and cash equivalents at end of period	$1,106.9	$407.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$443.2	$17.2
Income taxes	$133.7	$298.1
Non-cash transactions:
Accrued capital expenditures	$34.3	$19.4
Acquisition cost paid in common stock	$2,272.4	$—
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2015 contained in the Company's Annual Report on Form 10-K filed March 13, 2015. The results of operations for the 13 and 39 weeks ended October 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2016.

In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 31, 2015 and November 1, 2014 and the results of its operations and cash flows for the periods presented. The January 31, 2015 balance sheet information was derived from the audited consolidated financial statements as of that date.

On July 6, 2015, the Company acquired Family Dollar Stores, Inc. ("Family Dollar") for cash consideration of $6.8 billion and the issuance of 28.5 million shares of the Company's common stock valued at $2.3 billion based on the closing price of the Company's common stock on July 2, 2015. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015. Based on the manner in which the Company manages, evaluates and internally reports its operations, the Company determined that Family Dollar will be reported as a separate operating segment. See Notes 2 and 10 for additional details on the acquisition and the Company's segments.

In the first quarter of 2015, the Company adopted Accounting Standards Update ("ASU") No. 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This update provides explicit accounting treatment with respect to share-based awards with specific performance targets for employees who are eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This update has been adopted by the Company on a prospective basis for all awards granted or modified on or after February 1, 2015. There was no impact upon the adoption of the update.

In the first quarter of 2015, the Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Previously, debt issuance costs were recorded as assets on the balance sheet. This update requires that debt issuance costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This update does not change the recognition and measurement of debt issuance costs. The update has been adopted retrospectively for all periods presented in the accompanying Condensed Consolidated Balance Sheets. The reclassification of debt issuance costs resulted in reductions in "Other assets, net" and "Long-term debt, net" of $74.3 million and $64.5 million as of January 31, 2015 and November 1, 2014, respectively.

In the third quarter of 2015, the Company adopted ASU No. 2015-16, "Business Combinations (Topic 805)." This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of any changes in the provisional amounts must be calculated as if they occurred as of the acquisition date. The update also requires the acquirer to disclose the portion of the effect on earnings that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This update must be adopted prospectively and may be early adopted for financial statements that had not been issued before the update's issuance date. The adoption of the update did not have a material effect on the Condensed Consolidated Income Statements.

2. ACQUISITION

On July 27, 2014, the Company executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction (the "Acquisition"). On July 6, 2015 (the "Acquisition Date"), the Company completed the Acquisition and Family Dollar became a direct, wholly-owned subsidiary of the Company. Under the Acquisition, the Family Dollar shareholders received $59.60 in cash and 0.2484 shares of the Company's common stock for each share of Family Dollar common stock they owned, plus cash in lieu of fractional shares (the "Merger Consideration").
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
The Company's common stock continues to trade on the Nasdaq Exchange under the symbol "DLTR." Following the Acquisition Date, Family Dollar's common stock ceased trading on, and was delisted from, the New York Stock Exchange. Family Dollar's results from the Acquisition Date through October 31, 2015 are included in the Condensed Consolidated Income Statements.
The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date of July 6, 2015. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management's appraisals and estimates are finalized:

	Preliminary Estimates
	As Reported	As Revised
(in millions)	August 1, 2015	October 31, 2015	Adjustments
Cash	$307.4	$305.3	$(2.1)
Short-term investments	4.0	4.0	—
Accounts receivable	71.4	71.1	(0.3)
Inventory	1,764.5	1,764.5	—
Other current assets	94.2	94.7	0.5
Property, plant and equipment	1,912.8	1,897.3	(15.5)
Assets available for sale	—	10.1	10.1
Goodwill	4,819.0	4,860.3	41.3
Intangible assets, net	3,570.3	3,570.2	(0.1)
Other assets	77.7	77.7	—
Long-term debt, including current portion	(485.2)	(497.0)	(11.8)
Accounts payable	(633.4)	(633.5)	(0.1)
Other current liabilities	(550.4)	(574.8)	(24.4)
Deferred tax liabilities, net	(1,644.7)	(1,643.5)	1.2
Other liabilities	(202.2)	(201.0)	1.2
Total purchase price	$9,105.4	$9,105.4	$—
Less: Cash acquired	(307.4)	(305.3)	2.1
Total purchase price, net of cash acquired	8,798.0	8,800.1	2.1
Acquisition cost paid in common stock	(2,272.4)	(2,272.4)	—
Acquisition cost paid in cash, net of cash acquired	$6,525.6	$6,527.7	$2.1
The adjustments recorded in the 13 weeks ended October 31, 2015 to the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of July 6, 2015 are due to continued refinement of management's appraisals and estimates. The adjustments recorded did not have a material impact on results reported in prior reporting periods. The adjustment to other current liabilities was due to new information available to the Company related to the store divestitures.
On November 1, 2015, the Company completed the transaction pursuant to which it divested 330 Family Dollar stores to Dollar Express LLC, a portfolio company of Sycamore Partners. The divestiture satisfied a condition as required by the Federal Trade Commission in connection with the Acquisition. The divested stores represent approximately $45.5 million of annual operating income and will operate under the Dollar Express banner. The table above reflects the effect of the divestiture as required by purchase accounting as the divestiture was a condition of the Acquisition. As part of the divestiture, the Company was required to guarantee payments under 316 store leases. The amount of the guarantee is not known at this time. Included in other current liabilities is approximately $91.4 million related to the transition of inventory and working capital associated with the divestiture.
Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies.
Intangible assets, net consist of three separately identified assets and one liability. First, the Company identified the Family Dollar tradename as an indefinite-lived intangible asset with a fair value of $3.1 billion. The tradename is not subject to amortization but will be evaluated annually for impairment. Second, the Company recognized an intangible asset of $629.2 million for favorable Family Dollar leases and a liability of $164.5 million for unfavorable Family Dollar leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms, including, in some cases, an assumed renewal. Lastly, the Company recognized an intangible asset of $5.5 million for a customer list. The allocation of the purchase price to intangible assets as well as their estimated useful lives is preliminary and may be adjusted.
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
The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015. From July 6, 2015 through October 31, 2015, Family Dollar generated net sales of $3,485.1 million and a net loss of $115.2 million. These results included: $73.0 million of inventory markdowns due to sku rationalization and planned liquidations; $101.4 million of expenses related to purchase accounting, primarily amortization of the step-up of the inventory value, amortization of intangible assets and higher depreciation expense; and $11.3 million of severance and integration costs.
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisition as if it had occurred on February 2, 2014:

	Pro Forma - Unaudited
	13 Weeks Ended		39 Weeks Ended
(in millions, except per share data)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$4,945.2	$4,613.9	$14,803.0	$13,998.6
Net income	$107.9	$103.9	$344.1	$396.8
Basic net income per share	$0.46	$0.44	$1.47	$1.69
Diluted net income per share	$0.46	$0.44	$1.46	$1.69

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.
Material non-recurring adjustments excluded from the pro forma financial information above consists of the step up of Family Dollar inventory to its fair value. The unfavorable adjustment to cost of goods sold of $38.4 million and $49.5 million was based on the acquired inventory sold in the 13 and 39 weeks ended October 31, 2015, respectively. Also excluded were $33.4 million and $90.1 million of expenses related to Family Dollar's restructuring for the 13 and 39 weeks ended November 1, 2014, respectively.
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
The Company has incurred $38.7 million in acquisition-related expenses in 2015, excluding acquisition-related interest expense. The Company also expended approximately $165.7 million in remaining capitalizable debt issuance costs related to the financing of the Acquisition and $153.9 million was included as a reduction in "Long-term debt, net" at October 31, 2015.
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
Unsecured Senior Notes
As a result of the Acquisition, the Company assumed the liability for $300 million of 5.0% unsecured senior notes due February 1, 2021 which were issued by Family Dollar on January 28, 2011 through a public offering.
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
Unsecured Credit Agreement
On the Acquisition Date, the Company paid in full all amounts owing under the Unsecured Credit Agreement, dated as of June 6, 2012, and terminated all commitments to extend further credit thereunder.
Debt Covenants
As of October 31, 2015, the Company was in compliance with its debt covenants.

Long-term debt at October 31, 2015 and January 31, 2015, consisted of the following:

	As of October 31, 2015		As of January 31, 2015
(in millions)	Principal	Unamortized Debt Premium and Issuance Costs	Principal	Unamortized Debt Issuance Costs
$750.0 million Senior Notes, fixed interest rates
payable semi-annually, January 15 and July 15	$—	$—	$750.0	$3.3
$750.0 million Unsecured Credit Agreement, interest
payable at LIBOR, plus 0.90%, which was 1.09%
at October 31, 2015	—	—	—	0.9
$7.0 million Forgivable Promissory Notes, interest
payable beginning in November 2017 at a rate of
1%, principal payable beginning November 2017	7.0	—	7.0	—
5.25% Acquisition Notes, due 2020	750.0	11.7	—	11.9
5.75% Acquisition Notes, due 2023	2,500.0	41.3	—	39.8
Term Loan A, interest payable at LIBOR, plus 2.25%,
which was 2.44% at October 31, 2015	987.5	3.8	—	0.4
Term Loan B-1, interest payable at the higher of
LIBOR or 0.75% plus 2.75%, which was 3.50% at
October 31, 2015.	3,291.7	63.1	—	8.2
$650.0 million Term Loan B-2, fixed interest rate
of 4.25%	650.0	12.5	—	—
$300.0 million Unsecured Senior Notes, fixed
interest rate of 5.00%	300.0	(11.2)	—	—
$1.25 billion Revolving Credit Facility, interest
payable at LIBOR, plus 2.25%, which was 2.44%
at October 31, 2015	—	21.5	—	9.8
Total	$8,486.2	$142.7	$757.0	$74.3

4. INCOME TAXES
Our effective tax rate was 34.3% for the 13 weeks ended October 31, 2015 compared with 36.5% for the 13 weeks ended November 1, 2014 and 44.2% for the 39 weeks ended October 31, 2015 compared with 37.6% for the 39 weeks ended November 1, 2014. The decrease in expense for the 13 weeks ended October 31, 2015 is primarily attributable to an increase in work opportunity tax credits in relation to income for the third quarter and a decrease in state tax expense. The increase in expense for the nine months ended October 31, 2015 was a result of Acquisition-related costs that were nondeductible for tax purposes.

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

(in millions)	October 31, 2015	January 31, 2015
Deferred tax assets:
Deferred rent	$46.2	$41.0
Accrued expenses	65.7	37.6
Net operating losses and credit carryforwards	51.0	31.0
Accrued compensation expense	60.5	33.8
Other	1.3	5.1
Total deferred tax assets	224.7	148.5
Valuation allowance	(22.1)	(13.8)
Deferred tax assets, net	202.6	134.7
Deferred tax liabilities:
Property and equipment	(290.4)	(48.7)
Other intangibles	(1,426.6)	(18.7)
Prepaid expenses	(3.6)	(3.0)
Inventory	(0.9)	(5.4)
Total deferred tax liabilities	(1,721.5)	(75.8)
Net deferred tax asset (liability)	$(1,518.9)	$58.9
Deferred tax liabilities have been provided for the tax effect of the difference between the book and tax basis in the assets. The increase in the deferred tax liability was primarily generated from the recording of the Family Dollar tradename, favorable lease rights, inventory and property plant and equipment.
A valuation allowance of $22.1 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards and has increased since January 31, 2015 as a result of the Acquisition. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.
The Company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2015 fiscal year.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  Dollar Tree's federal tax returns have been examined and all issues have been settled through the fiscal 2014 tax year.  The statute of limitations is still open for Family Dollar's tax returns for the fiscal year ended August 25, 2012 and forward. In general, fiscal years 2012 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2012 for some states.
The balance for unrecognized tax benefits at October 31, 2015, was $33.9 million.  The total amount of unrecognized tax benefits at October 31, 2015, that, if recognized, would affect the effective tax rate was $24.1 million (net of the federal tax benefit).  The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	October 31, 2015	January 31, 2015
Beginning Balance	$6.5	$5.5
Additions, acquisition of Family Dollar	28.2	—
Additions, based on tax positions related to current year	0.2	0.6
Additions for tax positions of prior years	—	0.9
Lapses in statutes of limitation	(1.0)	(0.5)
Ending balance	$33.9	$6.5

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

Dollar Tree Active Matters

In 2011, an assistant store manager and an hourly associate filed a collective action against the Company alleging they were forced to work off the clock in violation of the Fair Labor Standards Act (“FLSA”) and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, certified an opt-in collective action under the FLSA on behalf of hourly sales associates. Approximately 4,300 plaintiffs remain in the case. The court denied the Company's motion to decertify the collective action and is currently reviewing and considering a revised settlement agreement. The proposed settlement amount has been accrued.

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

In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. Additionally, the employee seeks to certify a nation-wide class of non-exempt distribution employees for overtime compensation. The Company removed this lawsuit to Federal Court.

In April 2015, a former store manager filed a class action in California state court alleging store managers were improperly classified as exempt employees and, among other things, did not receive overtime compensation and meal and rest periods and alleging PAGA claims.

Family Dollar Active Matters

In 2008, a Multi-District Litigation forum ("MDL") was created in North Carolina federal court to handle cases alleging FLSA violations against the Company. In the first two cases, the court entered orders finding the plaintiffs were not similarly situated and, therefore, neither nationwide notice nor collective treatment under the FLSA was appropriate. Since that time, the court has granted 60 summary judgments ruling Store Managers are properly classified as exempt from overtime. Presently, there are 10 named plaintiffs in the remaining cases in the MDL, for which the North Carolina Federal Court has not decided the class certification or summary judgment issue.

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

In 2014, a putative class action was filed in a California Federal Court by a former employee alleging that the Company had a policy of requiring employee bag checks while the employees were not clocked in for work. As a result of those actions, the employee alleges the Company violated California law by failing to provide meal periods and rest breaks, failing to pay regular and overtime wages for work performed off the clock, failing to provide accurate wage statements, failing to timely pay all final wages and by engaging in unfair competition. He has also alleged PAGA claims. While employed by the Company, the plaintiff agreed to arbitrate matters related to his employment. Accordingly, the Company filed a motion to compel arbitration and is awaiting the court’s ruling on that motion.

In 2014, a former employee brought a putative class action and asserted claims under PAGA alleging the Company failed to provide suitable seating to its California store employees. The case has been stayed pending a ruling by the California Supreme Court on whether a drug store retailer has an obligation to provide suitable seating to drug store cashiers.

Resolved Matters

Winn-Dixie Stores has agreed to drop its appeal of the lower court decision in the Dollar Tree case. Winn-Dixie and Family Dollar have also agreed to settle and terminate their lawsuit and the settlement amount was paid in the third quarter.

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

In 2014, several shareholders of Family Dollar filed class actions, which were consolidated into one class action, in Delaware chancery court against Family Dollar’s CEO and board members alleging breach of fiduciary duty. Dollar Tree and Family Dollar were also named as defendants for allegedly aiding and abetting the other defendants. The Delaware Chancery

Court and appellate court refused to issue an injunction against the Family Dollar shareholder vote in favor of the merger. The case was dismissed in August 2015 and was settled for an immaterial amount.

In 2015, a lawsuit was brought as a collective action in Florida Federal Court on behalf of the plaintiff and other similarly situated Family Dollar store managers alleging the store managers are misclassified as being exempt from overtime under the FLSA. The court compelled plaintiff to arbitrate the matter based on the standard Family Dollar arbitration agreement and dismissed the collective action.

6. FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents, short-term investments, restricted investments and diesel fuel swaps represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2015. As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the Company's cash and cash equivalents was $1,106.9 million, $864.1 million and $407.6 million, at October 31, 2015, January 31, 2015 and November 1, 2014, respectively. The fair value of the Company's short-term investments was $4.0 million at October 31, 2015 and the value of the Company's restricted investments was $116.4 million, $78.9 million and $78.9 million, at October 31, 2015, January 31, 2015 and November 1, 2014, respectively. The fair value of the Company's short-term investments and $82.4 million, $78.9 million and $78.9 million of the Company's restricted investments as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively, were determined using Level 1 measurements in the fair value hierarchy. The fair value of $34.0 million of the restricted investments as of October 31, 2015 were estimated using Level 2 measurements in the fair value hierarchy. The fair values of the diesel fuel swaps were a liability of $2.3 million, $5.7 million and $1.1 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively, and were estimated using Level 2 measurements in the fair value hierarchy, which used discounted cash flow calculations based upon diesel fuel cost curves.

The estimated fair value of the Company’s long-term debt was $8.6 billion as of October 31, 2015. The fair value of the Company's Acquisition Notes, Term Loans and Unsecured Senior Notes are determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The estimated fair value of the Company’s long-term debt, which was comprised of the Senior Notes, was $700.9 million and $763.2 million as of January 31, 2015 and November 1, 2014, respectively. The fair values of the Senior Notes were determined through the use of discounted cash flow analyses using Level 3 inputs as there were no quoted prices in active markets for these notes. The discount rates used in the analyses were based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying value of the Company's Revolving Credit Agreement at October 31, 2015 and the Company's Unsecured Credit Agreement at January 31, 2015 and November 1, 2014, respectively, approximated their fair values because the interest rates vary with market interest rates.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 or 39 weeks ended October 31, 2015.

7. NET INCOME PER SHARE

The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in millions, except per share data)	2015	2014	2015	2014
Basic net income per share:
Net income	$81.9	$133.0	$53.4	$392.7
Weighted average number of shares
outstanding	234.7	205.6	218.4	206.1
Basic net income per share	$0.35	$0.65	$0.24	$1.91
Diluted net income per share:
Net income	$81.9	$133.0	$53.4	$392.7
Weighted average number of shares
outstanding	234.7	205.6	218.4	206.1
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1.0	1.0	1.0	0.9
Weighted average number of shares and
dilutive potential shares outstanding	235.7	206.6	219.4	207.0
Diluted net income per share	$0.35	$0.64	$0.24	$1.90

For the 13 and 39 weeks ended October 31, 2015 and November 1, 2014, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

8. STOCK-BASED COMPENSATION

The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $10.5 million and $38.3 million during the 13 and 39 weeks ended October 31, 2015, respectively. Stock-based compensation expense was $7.1 million and $31.0 million during the 13 and 39 weeks ended and November 1, 2014, respectively.

In connection with the Acquisition, options to purchase Family Dollar common stock (“Family Dollar Options”) that were outstanding prior to the Acquisition were converted into options to purchase, on the same substantive terms and conditions as were applicable to Family Dollar Options, a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar common stock subject to such Family Dollar Options by 1.0000 (the “Award Exchange Ratio”), at an exercise price per share equal to the per share exercise price for the shares of Family Dollar common stock otherwise purchasable pursuant to the Family Dollar Options divided by the Award Exchange Ratio. The Company converted approximately 1.5 million Family Dollar Options into options to purchase Dollar Tree Common Stock or into unvested options to purchase Dollar Tree Common Stock and recognized $1.9 million and $3.0 million of expense related to these options during the 13 and 39 weeks ended October 31, 2015. Stock options are valued using the Black-Scholes option-pricing model and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.

In connection with the Acquisition, unvested Family Dollar RSUs that were outstanding prior to the Acquisition were converted into unvested Dollar Tree RSUs with the same substantive terms and conditions as were applicable to the Family Dollar RSUs, in respect of a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar RSUs by the Award Exchange Ratio. The Company converted approximately 0.1 million unvested Family Dollar RSUs into unvested Dollar Tree RSUs and recognized $0.6 million and $1.0 million of expense related to these RSUs during the 13 and 39 weeks ended October 31, 2015, respectively.

The Company granted approximately 0.3 million service-based RSUs from the Omnibus Incentive Plan (Omnibus

Plan) to employees and officers in the 39 weeks ended October 31, 2015. The estimated $28.6 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $2.0 million and $8.9 million of expense related to these RSUs during the 13 and 39 weeks ended October 31, 2015.

In the 39 weeks ended October 31, 2015 the Company granted 0.1 million RSUs with a fair value of $11.3 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2015. If the Company meets these performance targets in fiscal 2015, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.6 million and $8.1 million of expense related to these RSUs in the 13 and 39 weeks ended October 31, 2015.

In the 39 weeks ended October 31, 2015 the Company granted RSUs with a fair value of $2.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 1, 2015 and ending on February 3, 2018. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.1 million and $1.2 million of expense related to these RSUs in the 13 and 39 weeks ended October 31, 2015.

In March 2013, the Company granted RSUs ("2013 Grants") with a fair value of $1.4 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016 ("2013 Goal"). However, because the Acquisition was not yet contemplated as of the grant date, the 2013 Goal did not exclude costs related to the Acquisition or any income that may be attributable to Family Dollar during the performance period. In the 39 weeks ended October 31, 2015, the Company concluded that maintaining the 2013 Grants in their original form would undermine the Company's goals and create skewed incentives for the grantees.

Because amending the 2013 Goal would have jeopardized deductibility of the awards under Section 162(m) of the Internal Revenue Service Code, in the 39 weeks ended October 31, 2015, the Compensation Committee of the Board of Directors canceled the 2013 Grants and approved new awards (“2015 Supplemental Grants”), with a fair value of $2.2 million and a new operating income goal for the one-year period ending January 30, 2016 (“2015 Supplemental Goal”). The 2015 Supplemental Goal equals the amount remaining in the final year of the 2013 Goal, giving credit for actual Company performance utilizing an operating income definition that excludes both costs related to the Acquisition and income from Family Dollar. As such, the 2015 Supplemental Grants exactly replicate the incentive structure of the 2013 Grants had those awards excluded the effect of the then-unknown and unforeseeable Acquisition when they were granted. The Company recognized a $1.2 million reduction of expense related to the 2013 Grants cancellation in the 39 weeks ended October 31, 2015 and $0.3 million and $2.1 million of expense related to the 2015 Supplemental Grants in the 13 and 39 weeks ended October 31, 2015.

In the 39 weeks ended October 31, 2015 the Company granted 0.1 million service-based RSUs with a fair value of $7.9 million from the Omnibus Plan. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period. The Company recognized $0.5 million of expense related to these RSUs in the 13 and 39 weeks ended October 31, 2015.

The Company recognized $4.4 million and $14.5 million of expense related to RSUs granted prior to fiscal 2015 in the 13 and 39 weeks ended October 31, 2015.

In the 39 weeks ended October 31, 2015, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. During the 39 weeks ended November 1, 2014, approximately 0.8 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued. In the 13 weeks ended October 31, 2015 less than 0.1 million RSUs vested. Less than 0.1 million RSUs vested in the 13 weeks ended November 1, 2014.

9. FUEL DERIVATIVE CONTRACTS

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties. The Company has entered into fuel derivative contracts for 1.7 million gallons of diesel fuel, or approximately 37% of the Dollar Tree segment's domestic truckload fuel needs from November 2015 through January 2016. Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in “Other (income) expense, net” on the accompanying condensed consolidated income statements.

10. SEGMENTS

The Company operates a chain of more than 14,000 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.

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

Net sales by segment are as follows:

	13 Weeks Ended		39 weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2015	2014	2015	2014
Net sales:
Dollar Tree	$2,271.7	$2,095.2	$6,648.0	$6,126.6
Family Dollar	2,673.5	—	3,485.1	—
Net sales	$4,945.2	$2,095.2	$10,133.1	$6,126.6

Gross profit by segment is as follows:

	13 Weeks Ended		39 weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2015	2014	2015	2014
Gross profit:
Dollar Tree	$772.2	$725.3	$2,270.4	$2,115.9
Family Dollar	627.8	—	733.7	—
Gross profit	$1,400.0	$725.3	$3,004.1	$2,115.9

Operating income (loss) by segment is as follows:

	13 Weeks Ended		39 weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in millions)	2015	2014	2015	2014
Operating income (loss):
Dollar Tree	$224.8	$219.7	$676.0	$656.6
Family Dollar	(1.1)	—	(96.1)	—
Operating income	$223.7	$219.7	$579.9	$656.6

Total assets by segment are as follows:

	As of
	October 31,	January 31,	November 1,
(in millions)	2015	2015	2014
Total assets:
Dollar Tree	$4,136.1	$3,492.7	$3,367.7
Family Dollar	12,562.9	—	—
Total assets	$16,699.0	$3,492.7	$3,367.7

Total goodwill by segment is as follows:

	As of
	October 31,	January 31,	November 1,
(in millions)	2015	2015	2014
Total goodwill:
Dollar Tree	$251.4	$164.6	$168.7
Family Dollar	4,772.7	—	—
Total goodwill	$5,024.1	$164.6	$168.7

Goodwill is reassigned between segments when stores are rebannered between segments.

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

•	Family Dollar integration plans and expenses;

•
the benefits, results and effects of the Family Dollar acquisition and integration and the combined company’s plans, objectives, expectations (financial or otherwise), including synergies, the cost to achieve synergies, and the effect on earnings per share;

•	the financial and operating performance of the divested stores;

•	the inability to retain key personnel at Family Dollar and Dollar Tree;

•	our anticipated sales, including comparable store net sales, net sales growth, earnings growth and new store growth;

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	our growth plans, including our plans to add, rebanner, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores and their performance compared with other store sizes;

•	the effect on merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on gross profit margin and sales;

•	the net sales per square foot, net sales and operating income of our stores;

•
the potential effect of inflation and other economic changes on our costs and profitability, including the potential effect of future changes in minimum wage rates, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our distribution centers;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our expectations regarding competition and growth in our retail sector;

•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, the Family Dollar purchase price allocation and income taxes;

•	the potential effect of future law changes including qualification for exempt status under the Fair Labor Standards Act; and

•	costs expected to be incurred in the fourth quarter for rebannering Deals stores to Dollar Tree stores.

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

•
Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks. We could experience disruption to our business and higher expenses if fewer employees qualify as exempt due to future law changes to the Fair Labor Standards Act.

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

In addition to the foregoing risks related to our business, the following risks are related to the Family Dollar acquisition and the business of the combined company:

•
Integrating the two companies may be more difficult, disruptive, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the acquisition may not be realized, including as a result of the challenges Family Dollar previously experienced as a stand-alone company.

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

•	Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

•	The acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

•	Our costs and the financial operating impact of the divestiture could differ from our expectations.

•	Sales of our common stock after the completion of the Family Dollar acquisition may cause the market price of our common stock to fall.

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

Overview

We are a leading operator of more than 14,000 retail discount stores. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores.

Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term “expanded” also includes stores that are relocated. In the 13 and 39 weeks ended October 31, 2015, only our Dollar Tree stores are included in the comparable store net sales calculation. Stores that have been rebannered are considered to be new stores and are not included in the calculation of the comparable store net sales until after the first fifteen months of operation under the new banner.

At October 31, 2015, we operated stores in 48 states and the District of Columbia, as well as stores in Canada. A breakdown of store counts and square footage by segment for the 39 weeks ended October 31, 2015 is as follows (Family Dollar's beginning amounts are as of the July 6, 2015 acquisition date):

	39 weeks Ended
	October 31, 2015			November 1, 2014
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	5,367	8,284	13,651	4,992	—	4,992
New stores	337	101	438	301	—	301
Rebannered stores	147	(185)	(38)	—	—	—
Closings	(10)	(3)	(13)	(11)	—	(11)
Ending	5,841	8,197	14,038	5,282	—	5,282
Relocations	53	60	113	66	—	66

Selling Square Feet (in millions):
Beginning	46.5	59.9	106.4	43.2	—	43.2
New stores	2.7	0.7	3.4	2.5	—	2.5
Relocations	0.1	—	0.1	0.2	—	0.2
Rebannered stores	1.1	(1.3)	(0.2)	—	—	—
Closings	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Ending	50.3	59.3	109.6	45.8	—	45.8

Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.

The average size of stores opened during the 39 weeks ended October 31, 2015 was approximately 8,100 selling square feet for the Dollar Tree segment and 7,000 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended October 31, 2015, comparable store net sales increased 1.7% due to increased customer traffic and higher average ticket. We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended October 31, 2015, and we continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores. At October 31, 2015, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 4,150 stores, which includes rebannered stores, compared to approximately 3,540 stores at November 1, 2014. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, the Dollar Tree segment accepts food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 5,475 qualified stores compared to approximately 4,920 stores at November 1, 2014.

We previously announced that we will rebanner our Deals stores to become Dollar Tree stores. We expect to incur approximately $12.5 million in costs in the fourth quarter in connection with this rebannering.

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
We have incurred $38.7 million in acquisition-related expenses in 2015, excluding acquisition-related interest expense, of which $11.8 million was incurred in the 13 weeks ended October 31, 2015. We also expended approximately $165.7 million in capitalizable debt issuance costs related to the financing of the Acquisition and $153.9 million of debt issuance costs was included as a reduction in "Long-term debt, net" at October 31, 2015.
In the 39 weeks ended October 31, 2015, we completed the offering of $3.25 billion of senior notes and entered into a credit facility and term loan providing for $6.2 billion in senior secured credit facilities. See "Liquidity and Capital Resources" for a further discussion of these transactions.

In connection with the Acquisition, we agreed to divest 330 Family Dollar stores to settle Federal Trade Commission charges that the Acquisition would be anticompetitive in certain local markets. The 330 Family Dollar stores represent approximately $45.5 million of annual operating income. In accordance with purchase accounting, the net effect of the divestiture on our assets and liabilities is fully reflected in the table summarizing the preliminary estimates of fair value set forth in Note 2 on page 8 of this Form 10-Q, and the Condensed Consolidated Balance Sheet of Dollar Tree, Inc. as of October 31, 2015 on page 5 of this Form 10-Q. The divestiture was completed on November 1, 2015 and the primary expected future effect of the sale on the Condensed Consolidated Income Statements of Dollar Tree, Inc. will be that we will lose the operating income associated with the divested stores and will incur approximately $5.0 million to $10.0 million in closing costs and set-up costs for transition services. Over a period expected to be no more than 24 months, we will provide certain transition services to the buyer for which we expect to be reimbursed by the buyer at our direct operating costs for those services.

Results of Operations

13 Weeks Ended October 31, 2015 Compared to the 13 Weeks Ended November 1, 2014

Net Sales. Net sales increased $2,850.0 million, or 136.0%, compared with last year's third quarter, resulting from $2,673.5 million of net sales from Family Dollar in the 13 weeks ended October 31, 2015, sales in the Dollar Tree segment's new stores and increased comparable store sales. Comparable store sales increased 2.1% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year third quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 1.7% due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.

Gross Profit. Gross profit increased by $674.7 million or 93.0%, to $1,400.0 million in the third quarter of 2015 compared to $725.3 million in the third quarter of 2014. The dollar increase in gross margin was primarily driven by $627.8 million of gross profit for Family Dollar as well as higher sales for Dollar Tree. Negatively impacting gross margin results was $38.4 million for Family Dollar related to the stepped-up inventory which was sold during the third quarter of 2015. Over the remainder of 2015 we expect approximately $10.8 million to negatively impact gross margin related to Family Dollar's stepped-up inventory value.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,176.3 million in the third quarter 2015 from $505.6 million million in the same quarter last year, an increase of $670.7 million or 132.7%. The increase was primarily due to $628.9 million of expense for Family Dollar, which includes the amortization of lease rights recorded in connection with the Acquisition. In the third quarter of 2015 we incurred $11.8 million or 25 basis points of expenses related to the Family Dollar acquisition compared to $14.3 million or 70 basis points of acquisition expenses in the third quarter of 2014. As a percentage of sales, selling, general and administrative expenses decreased to 23.8% in the third quarter of 2015 from 24.1% in the same quarter last year. Excluding acquisition costs, the selling, general and administrative rate for the third quarter as a percentage of sales increased 10 basis points to 23.5% from 23.4%.

Operating Income. Operating income for the current quarter increased to $223.7 million compared with $219.7 million in the same period last year. This increase is the result of higher gross profit partially offset by higher selling, general and administrative expenses due to amortization of intangible assets and higher depreciation expense as a result of purchase accounting.

Other (income) expense, net. Other (income) expense, net was a $0.6 million expense in the third quarter of 2015 due to unfavorable fair market value adjustments and settlements on diesel fuel swaps.

Interest expense, net. Interest expense, net was $98.4 million in the third quarter of 2015 compared to $9.3 million in the prior year quarter due to the higher debt outstanding, higher interest rates and higher amortization of deferred financing costs related to the debt entered into to finance the Acquisition.

Income Taxes. Our effective tax rate for the 13 weeks ended October 31, 2015 was 34.3% compared 36.5% for the 13 weeks ended November 1, 2014. The decrease is primarily attributable to an increase in work opportunity tax credits in relation to income for the third quarter and a decrease in state tax expense.

39 weeks Ended October 31, 2015 Compared to the 39 weeks Ended November 1, 2014

Net Sales. Net sales increased $4,006.5 million, or 65.4%, compared with the same period last year, resulting from $3,485.1 million of net sales from Family Dollar since the Acquisition Date, sales in the Dollar Tree segment's new stores and increased comparable store sales. Comparable store sales increased 2.8% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year 39 weeks' currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 2.5% due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.

Gross Profit. Gross profit increased by $888.2 million or 42.0%, to $3,004.1 million in the 39 weeks ended October 31, 2015 compared to $2,115.9 million for the 39 weeks ended November 1, 2014. The dollar increase in gross margin was primarily driven by $733.7 million of gross profit for Family Dollar as well as higher sales for Dollar Tree. Included in Family Dollar's cost of sales is $73.0 million of markdown expense related to sku rationalization and planned liquidations. Negatively impacting gross margin results was $49.5 million for Family Dollar related to the stepped-up inventory which was sold during the 39 weeks ended October 31, 2015. Over the remainder of 2015 we expect approximately $10.8 million to negatively impact gross margin related to Family Dollar's stepped-up inventory value.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 39 weeks ended October 31, 2015 increased to $2,424.2 million from $1,459.3 million in the same period last year, an increase of $964.9 million or 66.1%. The increase was primarily due to $829.8 million of expense for Family Dollar, which includes the amortization of lease rights recorded in connection with the Acquisition. In the 39 weeks ended October 31, 2015, we incurred $38.7 million or 40 basis points of expenses related to the Family Dollar acquisition compared to $21.8 million or 35 basis points of acquisition expenses in the same period last year. As a percentage of sales, selling, general and administrative expenses increased to 23.9% in the 39 weeks ended October 31, 2015 from 23.8% in the same period last year. Excluding acquisition expenses, the selling, general and administrative rate for the 39 weeks ended October 31, 2015 as a percentage of sales was consistent with the prior year at 23.5%.

Operating Income. Operating income for the 39 weeks ended October 31, 2015 decreased to $579.9 million compared with $656.6 million in the same period last year. This decrease is the result of an operating loss of $96.1 million in the Family Dollar segment as a result of unusually high markdowns related to sku rationalization and planned liquidations, amortization of stepped-up inventory sold in the period, amortization of intangible assets and higher depreciation expense as a result of purchase accounting. The decrease was also due to higher acquisition-related costs in the Dollar Tree segment.

Other (income) expense, net. Other (income) expense, net was a $0.4 million benefit in the 39 weeks ended October 31, 2015 due to favorable fair market value adjustments and settlements on diesel fuel swaps.

Interest expense, net. Interest expense, net was $484.6 million in the 39 weeks ended October 31, 2015 compared to $25.8 million in the same time period last year due to the higher amounts outstanding, higher interest rates and higher amortization of deferred financing costs related to the debt entered into to finance the Acquisition, an $89.5 million breakage fee related to the prepayment of the Senior Notes and the following costs related to the Term Loan B refinancing: $39.5 million prepayment fee, a $17.4 million write-off of the original issuance discount and a $5.9 million write-off of deferred financing costs.

Income Taxes. Our effective tax rate for the 39 weeks ended October 31, 2015 was 44.2% compared to 37.6% for the 39 weeks ended November 1, 2014. The increase is primarily a result of the pre-tax loss in the Family Dollar segment and nondeductible acquisition costs.

Segment Information
We operate a chain of more than 14,000 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.

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

Because the Acquisition occurred in the 39 weeks ended October 31, 2015, comparable information for the Family Dollar segment is not available; therefore, Family Dollar segment information is not provided in this discussion.

The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				39 weeks Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,271.7		$2,095.2		$6,648.0		$6,126.6
Gross profit	772.2	34.0%	725.3	34.6%	2,270.4	34.2%	2,115.9	34.5%
Operating income	224.8	9.9%	219.7	10.5%	676.0	10.2%	656.6	10.7%

Net sales for Dollar Tree increased 8.4% and 8.5% for the 13 weeks and 39 weeks ended October 31, 2015, respectively, as compared to the same periods last year. Comparable store sales increased 2.1% and 2.8% on a constant currency basis for the 13 and 39 weeks ended October 31, 2015, respectively.

Gross profit margin for Dollar Tree decreased to 34.0% for the 13 weeks ended October 31, 2015 as compared to 34.6% for the same period last year. The decrease in gross profit margin was the result of higher merchandise and distribution costs as a percentage of net sales.

Gross profit margin for Dollar Tree for the 39 weeks ended October 31, 2015 decreased to 34.2% compared to 34.5% for the same period last year. The decrease in gross profit margin was due to:
•higher shrink as a result of unfavorable physical inventory results;
•higher merchandise cost as a result of higher freight rates and lower initial merchandise mark-up; and
•higher distribution and occupancy costs as a percentage of net sales.

Operating income margin for Dollar Tree decreased to 9.9% for the 13 weeks ended October 31, 2015 as compared to 10.5% for the same period last year. Excluding acquisition costs of $11.8 million or 50 basis points in the 13 weeks ended October 31, 2015 and $14.3 million or 70 basis points in the 13 weeks ended November 1, 2014, operating income margin was 10.4% and 11.2% for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. Excluding acquisition costs, the decrease in operating income margin was the result of lower gross profit margin as noted above and higher professional fees related to the Family Dollar integrations partially offset by lower payroll costs as a percentage of net sales due to lower incentive compensation.

Operating income margin for Dollar Tree for the 39 weeks ended October 31, 2015 decreased to 10.2% compared to 10.7% for the same period last year. Excluding acquisition costs of $38.7 million or 60 basis points for the 39 weeks ended October 31, 2015 and $21.8 million or 35 basis points in the 39 weeks ended November 1, 2014, operating income margin was 10.8% and 11.1% for 39 weeks ended October 31, 2015 and November 1, 2014, respectively. Excluding acquisition costs, the decrease in operating income margin was primarily due to lower gross profit margin as noted above and higher professional fees related to the Family Dollar integration.

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

The following table compares cash flow information for the 39 weeks ended October 31, 2015 and November 1, 2014:

	39 Weeks Ended
	October 31,	November 1,
(in millions)	2015	2014
Net cash provided by (used in):

Operating activities	$(50.5)	$388.5

Investing activities	(6,876.6)	(243.8)

Financing activities	7,170.4	(4.8)

Net cash provided by operating activities decreased $439.0 million due primarily to decreases in net income, net of depreciation and amortization, and other current liabilities and an increase in inventory.

Net cash used in investing activities increased $6.6 billion primarily due to cash used for the Acquisition.

Net cash provided by financing activities increased $7.2 billion compared with the prior year, primarily due to the receipt of long-term debt proceeds of $8.2 billion to finance the Acquisition partially offset by the prepayment of $750.0 million of Senior Notes, $185.2 million of Family Dollar's Senior Notes and the quarterly required principal payment of $20.8 million on the Term Loans A and B-1.

At October 31, 2015, our total borrowings were $8.5 billion and we had $1,186.8 million available under our Revolving Credit Facility. We also have $380.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $192.1 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 31, 2015.

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
There were no shares repurchased on the open market during the 39 weeks ended October 31, 2015 and November 1, 2014. As of October 31, 2015, we had $1.0 billion remaining under Board repurchase authorization.

Contractual Obligations
Our contractual obligations reflected in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 have materially changed as a result of the acquisition of Family Dollar. Our contractual obligations increased for principal and interest payments on the new debt issued in connection with financing the acquisition. Our long-term debt increased to $8,486.2 million as of October 31, 2015 as compared to $757.0 million as of January 31, 2015. In addition, as a result of the Family Dollar acquisition, our contractual obligations related to operating lease payments have also increased. Such future lease commitments for Family Dollar totaled approximately $3,699.5 million as of October 31, 2015.

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

Business Combinations-Purchase Price Allocation
For the Family Dollar acquisition, we preliminarily allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets, are made based on forecasted information and discount rates. To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we engaged a third-party appraisal firm. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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
Interest Rate Risk
In conjunction with the Acquisition, we entered into new financing arrangements as described in "Note 3. Long-Term Debt" included in "Item 1. Financial Statements - Notes to the Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q. Borrowings under the Term Loan A bear interest based on LIBOR plus 2.25% and borrowings under Term Loan B-1 bear interest at the higher of LIBOR plus 2.75% or 3.50%. As such, these debt instruments expose us to market risk for changes in interest rates. As of October 31, 2015, approximately 50% of our total debt includes variable interest rates. However, the terms of the Term Loan B-1 limit our exposure to short-term interest rate fluctuations due to the existence of the interest rate floor of 3.50%. As current monthly LIBOR rates plus the 2.75% spread are below the interest rate floor of 3.50%, Term Loan B-1 effectively has a fixed interest rate unless monthly LIBOR rates were to increase above 0.75%. A 1.0% increase in the LIBOR rate would result in an annual increase in interest expense related to our variable rate debt of $24.4 million.
Diesel Fuel Cost Risk

In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We have entered into fuel derivative contracts for 1.7 million gallons of diesel fuel, or approximately 37% of the Dollar Tree segment's domestic truckload fuel needs from November 2015 through January 2016.  Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other (income) expense, net" on the condensed consolidated income statements. The fair value of these contracts at October 31, 2015 was a liability of $2.3 million.

Item 4. CONTROLS AND PROCEDURES.

Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2015, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the 13 weeks ended October 31, 2015 the Company did not repurchase any shares of common stock on the open market. As of October 31, 2015, we had $1.0 billion remaining under Board repurchase authorization.

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

10.1
Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015 (Exhibit 4.0 to the Company's October 28, 2015 Registration Statement on Form S-8, incorporated herein by this reference)

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

DOLLAR TREE, INC.

DATE:	November 24, 2015	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)