Form 10-K
period 2016-01-30
DOLLAR TREE INC
filed 2016-03-28
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2016
Commission File No.: 0-25464
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
The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2015, was $17,426,453,225, based on a $77.33 average of the high and low sales prices for the Common Stock on such date.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
On March 23, 2016, there were 235,182,732 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 16, 2016, which will be filed with the Securities and Exchange Commission not later than May 27, 2016.

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

•
the benefits, results and effects of the Family Dollar acquisition and integration and the combined company’s plans, objectives, expectations (financial or otherwise), including synergies, the cost to achieve synergies and the effect on earnings per share;

•	the financial and operating performance of the divested stores;

•	the ability to retain key personnel at Family Dollar and Dollar Tree;

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	our growth plans, including our plans to add, rebanner, expand or relocate stores, our anticipated square footage increase and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2016 and beyond;

•	the effect on merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on Dollar Tree's gross profit margin and sales;

•	the net sales per square foot, net sales and operating income of our stores;

•
the potential effect of inflation and other economic changes on our costs and profitability, including the potential effect of future changes in minimum wage rates, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our distribution centers;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our expectations regarding competition and growth in our retail sector;

•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, the Family Dollar purchase price allocation and income taxes;

•	the potential effect of future law changes, including qualification for exempt status under the Fair Labor Standards Act; and

•	costs expected to be incurred in 2016 for rebannering Deals stores.
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in "Item 1A. Risk Factors" beginning on page 12 of this Form 10-K, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 of this Form 10-K.
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
INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "us" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.  Unless specifically indicated otherwise, any references to “2016” or “fiscal 2016”, “2015” or “fiscal 2015”, “2014” or “fiscal 2014”, and “2013” or “fiscal 2013”, relate to as of or for the years ended January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I
Item 1.  BUSINESS
Overview
We are a leading operator of discount variety stores. We believe the convenience and value we offer are key factors in growing our base of loyal customers. At January 30, 2016, we operated 13,851 discount variety retail stores. Our stores operate under the names of Dollar Tree, Family Dollar, Dollar Tree Canada, Deals and Dollar Tree Deals.
On July 6, 2015, we completed our purchase of Family Dollar Stores, Inc. and its more than 8,200 stores. This transformational transaction created the largest discount retailer (by stores) in North America. The Dollar Tree and Family Dollar banners have complementary business models. Everything is $1.00 at Dollar Tree while Family Dollar is a neighborhood variety store offering merchandise largely for $10 or less. Also, on October 13, 2015, we announced our plans to convert all Deals and Dollar Tree Deals stores to one of our two primary banners, Dollar Tree or Family Dollar. On November 1, 2015, we completed the transaction pursuant to which we divested 330 Family Dollar stores, 325 of which were open at the time of the divestiture, to Dollar Express LLC, a portfolio company of Sycamore Partners, in order to satisfy a condition as required by the Federal Trade Commission in connection with our purchase of Family Dollar.
We operate in two reporting business segments: Dollar Tree and Family Dollar.
Dollar Tree
 Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price point of $1.00. The Dollar Tree segment includes 5,954 stores operating under the Dollar Tree, Dollar Tree Canada, Deals and Dollar Tree Deals brands, ten distribution centers in the United States and two in Canada and a Store Support Center in Chesapeake, Virginia. Our stores range from predominantly 8,000 - 10,000 selling square feet. In the Dollar Tree stores in the United States, we sell all items for $1.00 or less and in the Dollar Tree Canada stores, we sell all items for $1.25(CAD) or less. In our remaining stores, operating as Deals or Dollar Tree Deals, we sell items for $1.00 or less but also sell items for more than $1.00. Our revenue and assets in Canada are not material.
We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere.  We buy approximately 57% to 59% of our merchandise domestically and import the remaining 41% to 43%.  Our domestic purchases include basic, seasonal, home, closeouts and promotional merchandise.  We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed the customer's expectations.  In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers' needs.
All of our Dollar Tree stores in the United States accept cash, checks, debit cards and credit cards.  We added freezers and coolers to certain stores and increased the amount of consumable merchandise carried by those stores.  We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix.  We added freezers and coolers to 665 additional stores in 2015.  As of January 30, 2016, we have freezers and coolers in 4,285 of our Dollar Tree stores.  We plan to install them in 400 additional stores by the end of fiscal 2016. Along with the rollout of freezers and coolers, we have increased the number of stores accepting Electronic Benefits Transfer (EBT) cards and food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) to approximately 5,600 stores as of January 30, 2016.
At any point in time, we carry approximately 7,100 items in our stores and as of the end of 2015 approximately 35% of our items are automatically replenished.  The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis.  Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of his or her particular customer base.
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

Our merchandise mix in our Dollar Tree stores consists of:
•consumable merchandise, which includes candy and food, health and beauty care, and everyday consumables such as household paper and chemicals, and in select stores, frozen and refrigerated food;

•	variety merchandise, which includes toys, durable housewares, gifts, stationery, party goods, greeting cards, softlines, and other items; and
•seasonal goods, which include, among others, Valentine's Day, Easter, Halloween and Christmas merchandise.
The following table shows the percentage of net sales of each major product group for the years ended January 30, 2016 and January 31, 2015:

	January 30,	January 31,
Merchandise Type	2016	2015
Consumable	49.1%	49.3%
Variety categories	46.4%	46.4%
Seasonal	4.5%	4.3%
Family Dollar
Our Family Dollar segment operates general merchandise discount retail stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the Family Dollar brand, eleven distribution centers and a Store Support Center in Matthews, North Carolina. Our stores range from predominantly 6,000 - 8,000 selling square feet. In our 7,897 Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value priced private labels. We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In the period from July 6, 2015 through January 30, 2016, we purchased approximately 16% of our merchandise through our partnership with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers and approximately 23% of our merchandise is imported.
While the number of items in a given store can vary based on the store’s size, geographic location, merchandising initiatives and other factors, our typical store generally carries 7,000 basic items alongside items that are ever-changing and seasonally-relevant throughout the year.
Our merchandise mix in our Family Dollar stores consists of:
•consumable merchandise, which includes food, tobacco, health and beauty aids, household chemicals, paper products, hardware and automotive supplies, diapers, batteries, and pet food and supplies;
•home products, which includes housewares, home décor, giftware, and domestics, including blankets, sheets and towels;
•apparel and accessories merchandise, which includes clothing, fashion accessories and shoes; and
•seasonal and electronics merchandise, which includes Valentine's Day, Easter, Halloween and Christmas merchandise, personal electronics, including pre-paid cellular phones and services, stationery and school supplies, and toys.

The following table shows the percentage of net sales of each major product group for the period from July 6, 2015 through January 30, 2016:

January 30,
Merchandise Type	2016
Consumable	68.4%
Home products	9.8%
Apparel and accessories	6.8%
Seasonal and electronics	15.0%
Business Strategy
Continue to execute our proven and best‑in‑class retail business strategy. We will continue to execute our proven strategies that have generated a history of success and consistent growth for the Company. Key elements of our strategy include:
•continuously aiming to “Wow” the customer with a compelling, fun and fresh merchandise assortment comprising a variety of the things you want and things you need, all at incredible values in bright, clean and friendly stores;
•maintaining a flexible sourcing merchandise model that allows a variety of products to be sold as long as desired merchandise margin hurdles are met;

•	growing both the Dollar Tree and Family Dollar banners;
•pursuing a “more, better, faster” approach to the rollout of new Dollar Tree and Family Dollar stores to broaden our geographic footprint;

•	maintaining customer relevance by ensuring that we reinvent ourselves constantly through new merchandise categories;

•
leveraging the complementary merchandise expertise of each banner including Dollar Tree's sourcing and product development expertise and Family Dollar's consumer package goods and national brands sourcing expertise; and

•maintaining a prudent approach with our use of capital for the benefit of our shareholders.
Operate a diversified and complementary business model across both fixed‑price and multi‑price point strategies. We plan to operate and grow both the Dollar Tree and Family Dollar banners. We will utilize the reach and scale of our combined company to serve a broader range of customers in more ways, offering better prices and more value for the customer. Dollar Tree stores will continue to operate as single price point retail stores. At Dollar Tree, everything is $1.00, offering the customer a balanced mix of things they need and things they want. Our shopping experience will remain fun and friendly as we exceed our customers’ expectations for what they can buy for $1.00. Dollar Tree targets middle income customers in suburban locations. Family Dollar stores will continue to operate using multiple price points, serving customers as their “neighborhood discount store,” offering great values on everyday items and a convenient shopping experience. Family Dollar targets a lower income customer in urban and rural locations. We will benefit from an expanded target customer profile and utilize the store concepts of both Dollar Tree and Family Dollar to serve a broader range of customer demographics to drive further improvements in sales and profitability.
Deliver significant synergy opportunities through integration of Family Dollar. Our recent acquisition of Family Dollar will provide us with significant opportunities to achieve meaningful cost synergies. We are executing a detailed integration plan and expect to generate approximately $300 million of estimated run‑rate annual cost synergies by the end of the third full year following the consummation of the acquisition across the areas of:
•sourcing and procurement, through driving scale with common vendors, increasing direct factory sourcing and reducing usage of domestic importers;
•format optimization, through the re‑bannering of select Dollar Tree and Family Dollar stores to match the banner to the customer and tailoring merchandise offerings within existing stores to match local customer tastes;
•distribution and logistics, by reducing inbound and outbound freight costs (domestic and international) and optimizing efficiency within our combined distribution center network; and

•overhead, through the reduction of shared services costs and redundant public company and Board costs.
Take advantage of significant white-space opportunity. Over the past decade we have built a solid and scalable infrastructure, which provides a strong foundation for our future growth. We are committed to growing our combined business to take advantage of significant white space opportunities that we believe exist for both the Dollar Tree and Family Dollar store concepts. Using our proven real estate strategy across our combined business, we intend to drive future store openings by capitalizing on data‑driven insights regarding location, target customer profile, competitive dynamics and cost structure. Over the long-term, we believe that we can operate more than 7,000 Dollar Tree stores and 12,000 Family Dollar stores across the United States.
Convenient Locations and Store Size. We primarily focus on opening new Dollar Tree stores in strip shopping centers anchored by large retailers who draw target customers we believe to be similar to ours.  Our stores are successful in metropolitan areas, mid-sized cities and small towns.  The range of our store sizes, 8,000 - 10,000 selling square feet for Dollar Tree and 6,000 - 8,000 selling square feet for Family Dollar, allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities.  Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors and decorative signs.  We enhance the store design with attractive merchandise displays.  We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.
We open new Family Dollar stores in strip shopping centers, freestanding buildings and downtown buildings. The range of size of our Family Dollar stores allows us to select store locations in neighborhoods convenient to our customers in each of these market areas.
For more information on retail locations and retail store leases, see "Item 2. Properties" beginning on page 18 of this Form 10-K.
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
For more information on our results of operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 of this Form 10-K.
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
Information Systems.  We believe that investments in technology help us to increase sales and control costs.  Our inventory management system has allowed us to improve the efficiency of our supply chain, improve merchandise flow, increase inventory turnover and control distribution and store operating costs. It is also used to provide information to calculate our estimate of inventory cost under the retail inventory method, which is widely used in the retail industry. Our automatic replenishment system replenishes key items, based on actual store-level sales and inventory.
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
Corporate Culture and Values.  We believe that honesty and integrity, and treating people fairly and with respect are core values within our corporate culture.  We believe that running a business, and certainly a public company, carries with it a responsibility to be above reproach when making operational and financial decisions.  Our executive management team visits and shops at our stores like every customer, and ideas and individual creativity on the part of our associates are encouraged, particularly from our store managers who know their stores and their customers.  We have standards for store displays, merchandise presentation, and store operations.  We maintain an open door policy for all associates.  Our distribution centers are operated based on objective measures of performance and virtually everyone in our store support centers is available to assist associates in the stores and distribution centers.
Our disclosure committee meets at least quarterly and monitors our internal controls over financial reporting to ensure that our public filings contain discussions about the risks our business faces.  We believe that we have the controls in place to be able to certify our financial statements.  Additionally, we have complied with the listing requirements for the Nasdaq Stock Market.
Seasonality. For information on the impact of seasonality, see "Item 1A. Risk Factors" beginning on page 12 of this Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 of this Form 10-K.
Growth Strategy
Store Openings and Square Footage Growth.  The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions.  In the last five years, net sales increased at a compound annual growth rate of 23.6%, including the addition of Family Dollar.  We expect that the majority of our future sales growth will come primarily from new store openings in our Dollar Tree and Family Dollar banners and from our store expansion and relocation program.
At January 28, 2012, we operated 4,351 stores in the United States and Canada.  At January 30, 2016, we operated 13,626 stores in 48 states and the District of Columbia, as well as 225 stores in Canada. Our selling square footage increased from approximately 37.6 million square feet in January 2012 to 108.4 million square feet in January 2016.  Our store growth has resulted from opening new stores and our July 2015 acquisition of more than 8,200 Family Dollar stores.
The following table shows the average selling square footage of our stores and the selling square footage per new store opened over the last five years.  Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity.

Year	Number of Stores	Average Selling Square Footage Per Store	Average Selling Square Footage Per New Store Opened
2011	4,351	8,640	8,360
2012	4,671	8,660	8,060
2013	4,992	8,660	8,020
2014	5,367	8,660	8,060
2015	13,851	7,820	7,730
We expect to increase the selling square footage in our stores in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations).  In fiscal 2016 and beyond, we plan to predominantly open Dollar Tree stores that are approximately 8,000 - 10,000 selling square feet and Family Dollar stores that are approximately 6,000 - 8,000 selling square feet. We believe these store sizes allow us to achieve our objectives in the markets in which we plan to expand.
In addition to new store openings, we plan to continue our Dollar Tree store expansion program to increase our net sales per store and take advantage of market opportunities.  We target stores for expansion based on the current sales per selling square foot and changes in market opportunities.  Stores targeted for expansion are generally less than 6,000 selling square feet in size.  Store expansions generally increase the existing store size by approximately 2,750 selling square feet.  At January 30, 2016, approximately 3,243 of our Dollar Tree stores, totaling 63% of our Dollar Tree banner selling square footage, were 8,000 selling square feet or larger.
Since 1995, we have added a total of 695 stores through several mergers and acquisitions, excluding our acquisition of Family Dollar.  Our acquisition strategy has been to target companies that have a similar single-price point concept that have shown success in operations or companies that provide a strategic advantage.  We evaluate potential acquisition opportunities as they become available. On July 6, 2015, we completed our acquisition of Family Dollar which allowed us to create a diversified company with complementary business models. See "Note 2 - Acquisition" in "Item 8. Financial Statements and Supplementary Data” beginning on page 53 of this Form 10-K.

From time to time, we also acquire the rights to store leases through bankruptcy or other proceedings.  We will continue to take advantage of these opportunities as they arise depending upon several factors including their fit within our location and selling square footage size parameters.
Merchandising and Distribution.  Expanding our customer base is important to our growth plans.  We plan to continue to stock our stores with a compelling mix of ever-changing merchandise that our customers have come to appreciate. Consumable merchandise typically leads to more frequent return trips to our stores resulting in increased sales.  The presentation and display of merchandise in our stores are critical to communicating value to our customers and creating a more exciting shopping experience.  We believe our approach to visual merchandising results in higher sales volume and an environment that encourages impulse purchases.
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. In 2015, we began construction on our Cherokee County, South Carolina distribution center, which will be 1.5 million square feet and fully automated. We expect this facility to be operational in the third quarter of 2016. In addition, we are expanding our Stockton, California distribution center by 0.3 million square feet. We expect this project to be completed during the second quarter of 2016. In 2014, we expanded our Joliet, Illinois distribution center to 1.5 million square feet. We are also in the process of enabling our distribution centers to ship merchandise to both Dollar Tree and Family Dollar stores. We expect our first pilot facility to be operational in the third quarter of 2016. We believe our distribution center network is currently capable of supporting approximately $24.1 billion in annual sales in the United States. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We also are a party to an agreement which provides distribution services from two facilities in Canada.
Our Dollar Tree stores receive approximately 90% of their inventory from our distribution centers via contract carriers and our Family Dollar stores receive approximately 72% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors.  Our Family Dollar stores receive approximately 16% of their merchandise from McLane Company, Inc. For more information on our distribution center network, see "Item 2. Properties" beginning on page 18 of this Form 10-K.
Competition
Our segment of the retail industry is highly competitive and we expect competition to increase in the future.  We operate in the discount retail business, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation and customer service.  Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, discount retailers, drug stores, convenience stores, independently-operated discount stores, and a wide variety of other retailers.  In addition, several competitors have sections within their stores devoted to "one dollar" price point merchandise, which further increases competition.  We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located.  Our sales and profits could be reduced by increases in competition.  There are no significant economic barriers for others to enter our retail sector.
Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, the Dollar Tree logo with a “1” and "One Price...One Dollar."  In addition, we own a concurrent use registration for "Dollar Bill$" and the related logo.  We also acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry.  Several trade names were included in the purchase, including the marks "Everything's $1.00 We Mean Everything!" and "Everything's $1.00." With the acquisition of Deals, we became the owners of the trademark "Deal$.”  With the acquisition of Dollar Giant, we became the owners of the trademark “Dollar Giant” and others in Canada.  With the acquisition of Family Dollar, we became the owners of the trademarks "Family Dollar," "Family Dollar Stores" and other names and designs of certain merchandise sold in Family Dollar stores, such as "Family Gourmet," "Family Pet," "Kidgets" and "Outdoors by Design." We have federal trademark registrations for a variety of private labels that we use to market some of our product lines.  Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.
Employees
We employed approximately 55,300 full-time and 112,500 part-time associates on January 30, 2016.  Part-time associates work an average of less than 30 hours per week.  The number of part-time associates fluctuates depending on seasonal needs.  We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

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
Future increases in costs such as the cost of merchandise, wage and benefit costs, merchandise loss (due to theft, damage, or errors), shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability. The minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. The Department of Labor is expected to issue regulations this year that may result in fewer of our associates being exempt from overtime pay requirements. In our Dollar Tree segment, we do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer. We are dependent on our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset inflation or other cost increases. We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can raise the price of merchandise, customers may buy fewer products because of a higher price. Please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.
Integrating Family Dollar’s operations with ours may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the Acquisition may not be realized.
The success of the Family Dollar acquisition (the “Acquisition”), including anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses and cultures of the Family Dollar segment into our company. It is possible that the integration process will take longer than anticipated, and could result in the loss of key employees, higher than expected costs (including costs incurred with respect to the divested stores and related services), ongoing diversion of management attention, increased competition, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, vendors and employees. If we experience difficulties with the integration process, the anticipated benefits of the Acquisition may not be realized fully or at all, or may take longer to realize than expected. In addition, the actual cost savings of the Acquisition could be less than anticipated.
A downturn in economic conditions could impact our sales.
Deterioration in economic conditions, such as those caused by a recession, inflation, higher unemployment, consumer debt levels, cost increases, as well as adverse weather conditions or terrorism, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. Adverse economic conditions could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns or reduce our profitability due to lower margins.
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
Existing store sales growth is critical to good operating results and is dependent on a variety of factors including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. Our highest sales periods are during the Christmas and Easter seasons, and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores. A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 20, 2014, April 5, 2015, and will be observed on March 27, 2016.
Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms. Obtaining an increasing number of profitable stores is an ever increasing challenge. In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals. It remains difficult for third party developers to obtain financing for new projects due to the recent turmoil in the financial markets. We also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores. We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.
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
Merchandise imported directly accounts for approximately 41% to 43% of our Dollar Tree segment's total retail value purchases and 22% to 24% of our Family Dollar segment's total retail value purchases. In addition, we believe that a portion of our goods purchased from domestic vendors is imported. China is the source of a substantial majority of our imports. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:
•raw material shortages, work stoppages, strikes and political unrest;
•an increase in duties or tariffs;
•economic crises and international disputes;
•changes in currency exchange rates or policies and local economic conditions, including inflation in the country of origin; and
•failure of the United States to maintain normal trade relations with China.

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
Our success is dependent on our ability to transport merchandise to our distribution centers and then ship it to our stores in a timely and cost-effective manner. We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems. Additionally, if a vendor fails to deliver on its commitments, we could experience merchandise shortages that could lead to lost sales or increased costs. Some of the factors that could have an adverse effect on our distribution network or costs are:
•Shipping disruption. Our oceanic shipping schedules may be disrupted or delayed from time to time.
•Shipping costs. We could experience increases in shipping rates imposed by the trans-Pacific ocean carriers. Changes in import duties, import quotas and other trade sanctions could increase our costs.
•Efficient Operations. Distribution centers and other aspects of our distribution network are difficult to operate efficiently and we could experience a reduction in operating efficiency.
•Diesel fuel costs. We have experienced volatility in diesel fuel costs over the past few years.
•Vulnerability to natural or man-made disasters. A fire, explosion or natural disaster at a port or any of our distribution facilities could result in a loss of merchandise and impair our ability to adequately stock our stores. Some facilities are vulnerable to earthquakes, hurricanes or tornadoes.
•Labor disagreement. Labor disagreements, disruptions or strikes may result in delays in the delivery of merchandise to our distribution centers or stores and increase costs.
•War, terrorism and other events. War and acts of terrorism in the United States, the Middle East, or in China or other parts of Asia, where we buy a significant amount of our imported merchandise, could disrupt our supply chain or increase our transportation costs.
•Economic conditions. Suppliers may encounter financial or other difficulties.
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
In our Family Dollar segment, our success also depends on our ability to select and obtain sufficient quantities of relevant merchandise at prices that allow us to sell such merchandise at profitable and appropriate prices. A sales price that is too high causes products to be less attractive to our customers and our sales at Family Dollar could suffer. We are continuing to implement our everyday low price strategy at Family Dollar to drive customer loyalty and have a strategic pricing team to improve our value and to increase profitability. Inability to successfully implement our pricing strategies at Family Dollar could have a negative effect on our business.
In addition, our Family Dollar segment has a substantial number of private brand items and the number of items has been increasing. We believe our success in maintaining broad market acceptance of our private brands depends on many factors, including our pricing, costs, quality and customer perception. We may not achieve or maintain our expected sales for our private brands and, as a result, our business and results of operations could be adversely impacted. Additionally, the increased number of private brands could negatively impact our existing relationships with our non-private brand suppliers.
Pressure from competitors may reduce our sales and profits.
The retail industry is highly competitive. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. Some of our current or potential competitors have greater financial resources than we do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Please see "Item 1. Business" beginning on page 6 of this Form 10-K for further discussion of the effect of competition on our operations.
Litigation may adversely affect our business, financial condition and results of operations.
Our business is subject to the risk of litigation involving employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, governmental investigations, administrative proceedings, regulatory actions or other litigation. Our products could also cause illness or injury, harm our reputation, and subject us to litigation. For example, we are currently defendants in national and state employment-related class and collective actions, litigation concerning injury from products and a governmental investigation by the Consumer Products Safety Commission.

The outcome of litigation is difficult to assess or quantify. Plaintiffs in these types of lawsuits or proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, certain of these matters, if decided adversely to us or settled by us, may result in an expense that may be material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend current and future litigation or proceedings may be significant. There also may be adverse publicity associated with litigation, including litigation related to product or food safety, customer information and environmental or safety requirements, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
For a discussion of current legal matters, please see "Item 3. Legal Proceedings" beginning on page 21 of this Form 10-K and "Note 5 - Commitments and Contingencies" under the caption "Contingencies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 59 of this Form 10-K. Resolution of these matters, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.
Our business is subject to a wide array of laws and regulations. The Department of Labor is expected to issue regulations this year that may result in fewer of our associates being exempt from overtime pay requirements. The minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. Significant legislative changes, such as the health-care legislation, that impact our relationship with our workforce could increase our expenses and adversely affect our operations. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, worker safety or environmental protection, among others, could cause our expenses to increase or product recalls. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.
Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.
Our growth and performance is dependent on the skills, experience and contributions of our associates, executives and key personnel. Various factors, including our recent merger, overall labor availability, wage rates, regulatory or legislative impacts, and benefit costs could impact our ability to attract and retain qualified associates at our stores, distribution centers and corporate offices.
Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a change of control transaction that may be in a shareholder’s best interest.
Our Articles of Incorporation and Bylaws currently contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his best interest. These provisions, among other things:
•provide that only the Board of Directors, chairman or president may call special meetings of the shareholders;
•establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings; and
•permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock.
However, we believe that these provisions allow our Board of Directors to negotiate a higher price in the event of a takeover attempt which would be in the best interest of our shareholders.
Our substantial indebtedness could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures.
In connection with the Acquisition, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of January 30, 2016, our total indebtedness is $7,465.5 million. In addition, we have $1,250.0 million of additional borrowing availability under our new revolving credit facility, less amounts outstanding for letters of credit totaling $123.0 million.
Our high level of debt could have significant consequences, including the following:
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments, instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limiting our ability to refinance our indebtedness on terms acceptable to us or at all;
•imposing restrictive covenants on our operations;
•placing us at a competitive disadvantage to competitors carrying less debt; and
•making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The agreements that govern our indebtedness restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
The agreements that govern our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:
•incur, assume or guarantee additional indebtedness;
•declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests;
•make principal payments on, or redeem or repurchase, subordinated debt;
•make loans, advances or other investments;
•incur liens;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•enter into sale and lease-back transactions;
•consolidate or merge with or into, or sell all or substantially all of our assets to, another person; and
•enter into transactions with affiliates.

In addition, certain of these agreements require us to comply with certain financial maintenance covenants. Our ability to satisfy these financial maintenance covenants can be affected by events beyond our control, and we cannot assure you that we will meet them.
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
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.
Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Certain of our indebtedness, including borrowings under our new revolving credit facility, is subject to variable rates of interest and exposes us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase (decrease) of 1.0% on the interest rate would result in an increase (decrease) of $25.2 million in annual interest expense. Although we may enter into interest rate swaps, involving the exchange of floating- for fixed-rate interest payments, to reduce interest rate volatility, we cannot assure you we will be able to do so.
Item 1B.  UNRESOLVED STAFF COMMENTS
None.

Item 2.  PROPERTIES
Stores
As of January 30, 2016, we operated 13,851 stores in 48 states and the District of Columbia, and five Canadian provinces as detailed below:

United States	Dollar Tree	Family Dollar	Total
Alabama	117	172	289
Arizona	108	152	260
Arkansas	65	115	180
California	536	123	659
Colorado	88	125	213
Connecticut	57	54	111
Delaware	29	26	55
District of Columbia	3	3	6
Florida	442	584	1,026
Georgia	220	386	606
Idaho	30	45	75
Illinois	226	218	444
Indiana	122	205	327
Iowa	41	33	74
Kansas	45	43	88
Kentucky	91	208	299
Louisiana	96	299	395
Maine	29	63	92
Maryland	109	90	199
Massachusetts	109	92	201
Michigan	206	378	584
Minnesota	110	72	182
Mississippi	72	158	230
Missouri	117	113	230
Montana	14	13	27
Nebraska	21	35	56
Nevada	45	43	88
New Hampshire	35	32	67
New Jersey	145	99	244
New Mexico	45	119	164
New York	280	294	574
North Carolina	222	445	667
North Dakota	8	20	28
Ohio	221	469	690
Oklahoma	63	133	196
Oregon	89	—	89
Pennsylvania	272	298	570
Rhode Island	29	22	51
South Carolina	109	231	340
South Dakota	10	29	39
Tennessee	154	232	386
Texas	404	1,027	1,431
Utah	52	58	110
Vermont	8	14	22
Virginia	165	238	403
Washington	107	—	107
West Virginia	40	114	154
Wisconsin	110	143	253
Wyoming	13	32	45
Total	5,729	7,897	13,626

Canada	Dollar Tree
Alberta	37
British Columbia	53
Manitoba	12
Ontario	110
Saskatchewan	13
Total	225
We lease the vast majority of our stores and expect to lease the majority of our new stores as we expand.  Our leases typically provide for a short initial lease term, generally five years, with options to extend; however, in some cases we have initial lease terms of seven to fifteen years.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.

Distribution Centers
The following table includes information about the distribution centers that we operate in the United States.  Except for 0.4 million square feet of our distribution center in San Bernardino, CA, all of our distribution center capacity is owned. In 2014, we expanded our Joliet, Illinois distribution center by 0.3 million square feet. We believe our distribution center network is currently capable of supporting approximately $24.1 billion in annual sales in the United States.
In 2015, we began construction on our Cherokee County, South Carolina distribution center, which will be 1.5 million square feet and fully automated. We expect this facility to be operational in the third quarter of 2016. In addition, we are expanding our Stockton, California distribution center by 0.3 million square feet. We expect this project to be completed during the second quarter of 2016.

Location	Size in Square Feet
Dollar Tree:
Chesapeake, Virginia	400,000
Olive Branch, Mississippi	425,000
Joliet, Illinois	1,470,000
Stockton, California	525,000
Briar Creek, Pennsylvania	1,003,000
Savannah, Georgia	1,014,000
Marietta, Oklahoma	1,004,000
San Bernardino, California	802,000
Ridgefield, Washington	665,000
Windsor, Connecticut	1,001,000
Family Dollar:
Matthews, North Carolina	930,000
West Memphis, Arkansas	850,000
Front Royal, Virginia	907,000
Duncan, Oklahoma	907,000
Morehead, Kentucky	907,000
Maquoketa, Iowa	907,000
Odessa, Texas	907,000
Marianna, Florida	907,000
Rome, New York	907,000
Ashley, Indiana	814,019
St. George, Utah	814,019
Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems.  With the exception of our Dollar Tree Ridgefield, Washington facility and our Family Dollar Matthews, North Carolina facility, each of our distribution centers in the United States also contains automated conveyor and sorting systems.
Distribution services in Canada are provided by a third party from facilities in British Columbia and Ontario.
Store Support Center
Our Dollar Tree Store Support Center is located in an approximately 190,000 square foot building, which we own in Chesapeake, Virginia. Our Family Dollar Store Support Center is located in two buildings totaling approximately 310,000 square feet, which we own in Matthews, North Carolina.
For more information on financing of our distribution centers, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Funding Requirements" beginning on page 26 of this Form 10-K.

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
In addition, we are currently defendants in national and state employment-related class and collective actions, litigation concerning injury from products and a governmental investigation by the Consumer Products Safety Commission. These proceedings are described in "Note 5 - Commitments and Contingencies" under the caption "Contingencies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 59 of this Form 10-K.
We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved. Based on the information available, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, we are unable to express an opinion as to the outcome of those matters which are not settled and cannot estimate a potential range of loss except as specified in Note 5. When a range is expressed, we are currently unable to determine the probability of loss within that range.
Item 4.  MINE SAFETY DISCLOSURES
None.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Select Market®.  Our common stock has been traded on Nasdaq under the symbol "DLTR" since our initial public offering in 1995.  The following table gives the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

	High	Low
Fiscal year ended January 31, 2015:
First Quarter	$56.39	$49.59
Second Quarter	59.84	49.69
Third Quarter	61.00	53.17
Fourth Quarter	72.59	60.21
Fiscal year ended January 30, 2016:
First Quarter	$84.22	$70.28
Second Quarter	82.68	74.51
Third Quarter	81.17	60.31
Fourth Quarter	81.97	61.33
On March 23, 2016, the last reported sale price for our common stock, as quoted by Nasdaq, was $78.96 per share. As of March 23, 2016, we had approximately 2,841 shareholders of record.
We did not repurchase any shares of common stock on the open market in 2015. At January 30, 2016, we had $1.0 billion remaining under Board repurchase authorization.
On September 17, 2013, we entered into agreements and made payments to repurchase $1.0 billion of our common shares under two $500.0 million Accelerated Share Repurchase Agreements (ASRs). On February 14, 2014 the uncollared agreement concluded and we received an additional 1.9 million shares without any additional cash payment resulting in a total of 9.1 million shares repurchased under the uncollared agreement. On May 15, 2014 the collared agreement concluded and we received an additional 1.2 million shares, without any additional cash payments, resulting in a total of 9.0 million shares repurchased under this agreement. See additional discussion of the ASRs in "Note 8 - Shareholders' Equity" in "Item 8. Financial Statements and Supplementary Data” beginning on page 65 of this Form 10-K.
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock.  Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 30, 2016, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index.  The comparison assumes that $100 was invested in our common stock on January 29, 2011, and, in each of the foregoing indices on January 29, 2011, and that dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA
The following table presents a summary of our selected financial data for the fiscal years ended January 30, 2016, January 31, 2015, February 1, 2014, February 2, 2013, and January 28, 2012.  Fiscal 2012 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.
As a result of the acquisition of Family Dollar on July 6, 2015, the income statement data below for the year ended January 30, 2016 includes the results of operations of Family Dollar since that date. In addition, the balance sheet information below as of January 30, 2016 includes the fair values of the Family Dollar assets acquired and liabilities assumed as of July 6, 2015.
Comparable store net sales compares net sales for stores open before December of the year prior to the two years being compared, including expanded stores. The comparable store net sales calculation only includes our Dollar Tree stores. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.
Amounts in the following tables are in millions, except per share data, number of stores data, net sales per selling square foot data and inventory turns.

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Income Statement Data:
Net sales	$15,498.4	$8,602.2	$7,840.3	$7,394.5	$6,630.5
Gross profit	4,656.7	3,034.0	2,789.8	2,652.7	2,378.3
Selling, general and administrative expenses	3,607.0	1,993.8	1,819.5	1,732.6	1,596.2
Operating income	1,049.7	1,040.2	970.3	920.1	782.1
Net income	282.4	599.2	596.7	619.3	488.3
Margin Data (as a percentage of net sales):
Gross profit	30.1%	35.3%	35.6%	35.9%	35.9%
Selling, general and administrative expenses	23.3%	23.2%	23.2%	23.5%	24.1%
Operating income	6.8%	12.1%	12.4%	12.4%	11.8%
Net income	1.8%	7.0%	7.6%	8.4%	7.4%
Per Share Data:
Diluted net income per share	$1.26	$2.90	$2.72	$2.68	$2.01
Diluted net income per share increase (decrease)	(56.6)%	6.6%	1.5%	33.3%	29.7%

	As of
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Balance Sheet Data:
Cash and cash equivalents
and short-term investments	$740.1	$864.1	$267.7	$399.9	$288.3
Working capital	1,840.5	1,133.0	692.2	797.3	628.4
Total assets	15,901.2	3,492.7	2,767.7	2,750.4	2,328.2
Total debt, including capital lease obligations	7,465.5	757.0	769.8	271.3	265.8
Shareholders' equity	4,406.9	1,785.0	1,170.7	1,667.3	1,344.6

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Selected Operating Data:
Number of stores open at end of period	13,851	5,367	4,992	4,671	4,351
Dollar Tree	5,954	5,367	4,992	4,671	4,351
Family Dollar	7,897	—	—	—	—
Gross square footage at end of period	132.1	58.3	54.3	50.9	47.4
Dollar Tree	64.2	58.3	54.3	50.9	47.4
Family Dollar	67.9	—	—	—	—
Selling square footage at end of period	108.4	46.5	43.2	40.5	37.6
Dollar Tree	51.3	46.5	43.2	40.5	37.6
Family Dollar	57.1	—	—	—	—
Selling square footage annual growth(1)	10.3%	7.4%	6.9%	7.7%	6.9%
Net sales annual growth(1)	8.5%	9.7%	6.0%	11.5%	12.7%
Comparable store net sales increase(1)	2.1%	4.3%	2.4%	3.4%	6.0%
Net sales per selling square foot(1)	$191	$192	$187	$190	$182
Net sales per store(1)	$1.6	$1.7	$1.6	$1.6	$1.6
Selected Financial Ratios:
Return on assets(1)	11.4%	19.1%	21.6%	24.4%	20.7%
Return on equity(1)	31.5%	40.5%	42.1%	41.1%	34.8%
Inventory turns(1)	4.5	4.4	4.1	4.3	4.2
(1) Family Dollar was not included in the determination of these items

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2015, 2014 and 2013;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2015 and 2014 and what we expect them to be in 2016; and

•	where funds will come from to pay for future expenditures.
As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in "Item 8. Financial Statements and Supplementary Data” of this Form 10-K, which present the results of operations for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.  In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2015 compared to fiscal year 2014 and for fiscal year 2014 compared to fiscal year 2013. We also provide information regarding the performance of each of our operating segments. Unless otherwise indicated, references to "we," "our" or "us" refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. You should keep in mind that:

•	On July 6, 2015, we completed our acquisition of Family Dollar Stores, Inc. (the "Acquisition")

•	On July 6, 2015, we repaid all amounts outstanding under our Senior Notes issued in 2013.

•
On June 11, 2015, we amended the terms of the New Senior Secured Credit Facilities to refinance the existing $3.95 billion Term Loan B tranche with $3.3 billion in aggregate principal amount of floating-rate Term B-1 Loans and $650.0 million in aggregate principal amount of fixed-rate Term B-2 Loans.

•	On March 9, 2015, we entered into a credit agreement and term loan facilities and received $3.95 billion under the Term Loan B which we used in connection with our financing of the Acquisition.

•	On February 23, 2015, we completed the offering of $3.25 billion of acquisition notes which we used in connection with our financing of the Acquisition.

•	In January 2015, we completed a 270,000 square foot expansion of our distribution center in Joliet, Illinois. The Joliet distribution center is now a 1,470,000 square foot, fully automated facility.

•	On July 27, 2014, we entered into an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction.

•
On September 17, 2013, we entered into agreements with JP Morgan Chase Bank to repurchase $1.0 billion of our common stock under a variable maturity accelerated share repurchase program, 50% of which was collared and 50% of which was uncollared.

•
On September 16, 2013, we completed a private placement with institutional investors of $750.0 million aggregate principal amount of Senior Notes. The Senior Notes include three tranches with $300.0 million of 4.03% Senior Notes due in September 2020, $350.0 million of 4.63% Senior Notes due in September 2023 and $100.0 million of 4.78% Senior Notes due in September 2025.

•
On September 13, 2013, our Board of Directors authorized the repurchase of an additional $2.0 billion of our common stock. This authorization replaced all previous authorizations. At January 30, 2016, we had $1.0 billion remaining under Board repurchase authorization.

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

Overview
We are a leading operator of more than 13,800 discount retail stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price point of $1.00. Our Family Dollar segment operates general merchandise discount retail stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise.  Two major factors tend to affect our net sales trends.  First is our success at opening new stores or adding new stores through mergers or acquisitions.  Second is the performance of our stores once they are open. Sales vary at our existing stores from one year to the next.  We refer to this change as a change in comparable store net sales, because we compare only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation.  We include sales from stores expanded during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales.  The term 'expanded' also includes stores that are relocated. Our comparable store net sales calculation only includes our Dollar Tree stores as our Family Dollar stores were acquired on July 6, 2015. Stores that have been rebannered are considered to be new stores and are not included in the calculation of comparable store net sales until after the first fifteen months of operation under the new banner.
At January 30, 2016, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the years ended January 30, 2016 and January 31, 2015, respectively, are as follows (Family Dollar's beginning amounts are as of the July 6, 2015 Acquisition Date):

	Year Ended
	January 30, 2016			January 31, 2015
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	5,367	8,284	13,651	4,992	—	4,992
New stores	400	166	566	391	—	391
Rebannered stores	205	(205)	—	—	—	—
Closings	(18)	(23)	(41)	(16)	—	(16)
Divestitures	—	(325)	(325)	—	—	—
Ending	5,954	7,897	13,851	5,367	—	5,367
Relocations	64	102	166	72	—	72

Selling Square Feet (in millions):
Beginning	46.5	59.9	106.4	43.2	—	43.2
New stores	3.2	1.2	4.4	3.2	—	3.2
Rebannered stores	1.5	(1.5)	—	—	—	—
Closings	(0.1)	(0.1)	(0.2)	(0.1)	—	(0.1)
Divestitures	—	(2.4)	(2.4)	—	—	—
Relocations	0.2	—	0.2	0.2	—	0.2
Ending	51.3	57.1	108.4	46.5	—	46.5
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store. The average size of stores opened in 2015 was approximately 8,030 selling square feet (or about 10,000 gross square feet) for the Dollar Tree segment and 7,000 selling square feet (or about 8,200 gross square feet) for the Family Dollar segment.  For 2016, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet) for the Dollar Tree segment and approximately 6,000 - 8,000 selling square feet (or about 7,000 - 9,000 gross square feet) for the Family Dollar segment.  We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

Fiscal 2015, fiscal 2014 and fiscal 2013 which ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively, each included 52 weeks.
In fiscal 2015, comparable store net sales increased by 2.1%.  The comparable store net sales increase was the result of a 1.4% increase in the number of transactions and a 0.8% increase in average ticket.  We believe comparable store net sales continued to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in 2015, and we continued the rollout of frozen and refrigerated merchandise to more of our Dollar Tree stores.  At January 30, 2016, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 4,285 stores, which includes rebannered stores, compared to approximately 3,620 stores at January 31, 2015.  We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers.  In addition, the Dollar Tree segment accepts food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 5,600 qualified stores compared to 5,000 at the end of 2014.
Our point-of-sale technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores.  We believe that this has enabled us to better manage our inventory flow in our stores resulting in more efficient distribution and store operations.
We must continue to control our merchandise costs, inventory levels and our general and administrative expenses as increases in these items could negatively impact our operating results.
We previously announced that we will rebanner our Deals stores in 2015 and 2016. The majority of the Deals stores will be rebannered as Dollar Tree stores and the remaining stores will be rebannered as Family Dollar Stores. In 2015, 52 stores were rebannered and we recorded $15.5 million in expenses in connection with the rebannering in fiscal 2015.
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
As of the Acquisition Date, each outstanding performance share right of Family Dollar common stock was canceled in exchange for the right of the holder to receive the Merger Consideration (the "PSR Payment"). The aggregate amount we paid for the Merger Consideration and PSR Payment was $6.8 billion in cash and we issued 28.5 million shares of our common stock, valued at $2.3 billion based on the closing price of our common stock on July 2, 2015.
For a complete description of the Acquisition refer to our Current Report on Form 8-K filed with the SEC on July 8, 2015.
We incurred $39.2 million and $28.5 million in acquisition-related expenses in 2015 and 2014, respectively, excluding acquisition-related interest expense. We also expended approximately $165.7 million in capitalizable debt issuance costs related to the financing of the Acquisition and $129.8 million of debt-issuance costs was included as a reduction in "Long-term debt, net, excluding current portion" at January 30, 2016.
We expect to achieve approximately $300 million in annual cost savings synergies by the end of the third year after closing, and that we will incur $300 million in one-time costs to achieve these synergies. We project that the Acquisition will be dilutive to earnings per share in the first twelve months following closing on a GAAP basis; however, we expect it will be accretive excluding the one-time costs to achieve synergies.
In 2015, we completed the offering of $3.25 billion of senior notes and entered into a credit facility and term loan providing for $6.2 billion in senior secured credit facilities. See "Liquidity and Capital Resources" for a further discussion of these transactions.
In connection with the Acquisition, we agreed to divest 330 Family Dollar stores to settle Federal Trade Commission charges that the Acquisition would be anticompetitive in certain local markets. The 330 Family Dollar stores represent approximately $45.5 million of annual operating income. In accordance with purchase accounting, the net effect of the divestiture on our assets and liabilities is fully reflected in the table summarizing the preliminary estimates of fair value set forth in "Note 2 - Acquisition" and the Consolidated Balance Sheet of Dollar Tree, Inc. as of January 30, 2016 included in "Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The divestiture was completed on November 1, 2015 and the primary expected future effect of the sale on the Consolidated Income Statements of Dollar Tree, Inc. will be that we will lose the operating income associated with the divested stores and will incur approximately $5.0 million to $10.0 million in closing costs and set-up costs for transition services. Over a period expected to be no more than 24 months, we will provide certain transition services to the buyer for which we expect to be reimbursed by the buyer at our direct operating costs for those services.

Results of Operations

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.9%	64.7%	64.4%
Gross profit	30.1%	35.3%	35.6%
Selling, general and administrative expenses	23.3%	23.2%	23.2%
Operating income	6.8%	12.1%	12.4%
Interest expense, net	3.9%	0.9%	0.2%
Other expense, net	—%	0.1%	—%
Income before income taxes	2.9%	11.1%	12.2%
Provision for income taxes	1.1%	4.1%	4.6%
Net income	1.8%	7.0%	7.6%
Fiscal year ended January 30, 2016 compared to fiscal year ended January 31, 2015
Net sales.  Net sales increased 80.2%, or $6,896.2 million, in 2015 compared to 2014, resulting from $6,162.0 million of net sales from Family Dollar since the Acquisition Date, sales in the Dollar Tree segment's new stores and increased comparable store sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores, rebanner stores or expand stores near existing ones.
Gross profit. Gross profit increased by $1,622.7 million, or 53.5%, to $4,656.7 million in 2015 compared to $3,034.0 million in 2014. The dollar increase in gross profit was primarily driven by $1,407.4 million of gross profit for Family Dollar as well as higher sales for Dollar Tree. Our gross profit margin is negatively impacted by the overall lower-margin product mix for the Family Dollar segment. Included in Family Dollar's cost of sales is $73.0 million of markdown expense related to sku rationalization and planned liquidations and $70.2 million for amortization of the stepped-up inventory value for inventory which was sold during 2015.
Selling, general and administrative expenses.  Selling, general and administrative expenses for 2015 increased to $3,607.0 million from $1,993.8 million in 2014, an increase of $1,613.2 million or 80.9%. The increase was primarily due to $1,438.2 million of expense for Family Dollar. As a percentage of net sales, selling, general and administrative expenses increased to 23.3% for 2015 compared to 23.2% for 2014.  In 2015, we incurred $39.1 million or 25 basis points of expenses related to the Acquisition compared to $28.5 million or 35 basis points in 2014. Excluding acquisition expenses, the selling, general and administrative rate increased to 23.0% in 2015 compared to 22.8% in 2014. The increase is primarily due to higher depreciation and amortization as a percentage of net sales resulting from the recording of favorable lease rights and fixed assets at their fair values in connection with the Acquisition.
Operating income.  Operating income for 2015 increased to $1,049.7 million compared with $1,040.2 million in 2014, an increase of $9.5 million or 0.9%. Operating income margin decreased from 12.1% in 2014 to 6.8% in 2015. The increase in operating income was due to a $40.3 million increase in the Dollar Tree segment partially offset by a $30.8 million operating loss in the Family Dollar segment. The decrease in operating income margin is a result of the Family Dollar segment operating loss due to unusually high markdowns related to sku rationalization and planned liquidations and the amortization of stepped-up inventory sold in 2015 as well as higher depreciation and amortization as a percentage of net sales resulting from the recording of favorable lease rights and fixed assets at their fair values in connection with the Acquisition.
Interest expense, net. Interest expense, net was $599.4 million in 2015 compared to $80.1 million in 2014 due to the following:

•	A $161.9 million increase in interest for debt issued in conjunction with the Acquisition compared with interest on the senior notes;

•	An $89.5 million prepayment penalty on retirement of the senior notes;

•	A $39.5 million prepayment penalty for the Term Loan B refinancing;

•	A $27.3 million write-off of the debt discount and deferred financing costs due to the Term Loan B refinancing;

•	A $19.0 million write-off of deferred financing costs due to a $1.0 billion prepayment of the Term Loan B-1; and

•	A $12.1 million increase in loan commitment fees on the new debt structure.

Income taxes.  Our effective tax rate was 37.0% in 2015 compared to 37.2% in 2014. The rate decrease is due to the utilization of a capital loss to offset the previously recognized gain on our investment in Ollie's Holdings, Inc. and additional work opportunity tax credits partially offset by an increase in the valuation allowance.
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
Other expense, net.  Other expense, net in 2014 increased $5.3 million primarily due to unfavorable fair market value adjustments for our diesel fuel hedges.
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
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the "Dollar Tree," "Dollar Tree Canada," "Deals" and "Dollar Tree Deals" brands, ten distribution centers in the United States and two in Canada and a Store Support Center in Chesapeake, Virginia.
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
Because the Acquisition occurred in the fiscal year ended January 30, 2016, comparable information for the Family Dollar segment is not provided. In addition, results for the fiscal year ended January 31, 2015 and the fiscal year ended February 1, 2014 only include the Dollar Tree segment; therefore, comparative information for these periods, which is included above, is not provided in this discussion.

The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended
	January 30, 2016		January 31, 2015
(in millions)	$	% of Sales	$	% of Sales
Net sales	$9,336.4		$8,602.2
Gross profit	3,249.3	34.8%	3,034.0	35.3%
Operating income	1,080.5	11.6%	1,040.2	12.1%
Net sales for Dollar Tree increased 8.5% in 2015 compared to 2014 due to sales from new stores and a comparable store sales increase of 2.5% on a constant currency basis.
Gross profit margin for Dollar Tree decreased to 34.8% in 2015 compared to 35.3% in 2014. The decrease in gross profit margin was due to:

•	higher distribution and occupancy costs as a percentage of net sales;

•	higher shrink as a result of unfavorable physical inventory results; and

•	higher markdowns due to Deals markdowns taken on multi-price inventory in preparation for their conversion to Dollar Tree stores.
Operating income margin for Dollar Tree decreased to 11.6% in 2015 compared to 12.1% in 2014. Excluding acquisition costs of $39.2 million or 40 basis points in 2015 and $28.5 million or 35 basis points in 2014, operating income margin was 12.0% and 12.4% in 2015 and 2014, respectively. Excluding acquisition costs, the decrease in operating income margin was the result of lower gross profit margin as noted above and higher professional fees related to the Family Dollar integration partially offset by lower payroll costs as a percentage of net sales due to lower profit sharing contributions.
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
The following table compares cash-flow related information for the years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$780.9	$926.8	$794.1
Investing activities	(6,978.4)	(315.0)	(325.0)
Financing activities	6,070.4	(14.6)	(597.8)
Net cash provided by operating activities decreased $145.9 million in 2015 compared to 2014 due primarily to lower net income, net of depreciation and amortization, an decrease in accrued expenditures related to the Family Dollar acquisition, an increase in cash used to purchase merchandise inventories and an increase in accounts payable.
Net cash provided by operating activities increased $132.7 million in 2014 compared to 2013 due primarily to an increase in accrued expenditures related to the Family Dollar acquisition and a decrease in cash used to purchase merchandise inventories.
Net cash used in investing activities increased $6,663.4 million in 2015 compared with 2014 primarily due to the acquisition of Family Dollar and higher capital expenditures.

Net cash used in investing activities decreased $10.0 million in 2014 compared with 2013 primarily due to reduced capital expenditures, increased proceeds on fixed asset dispositions and reduced purchases of restricted investments.
In 2015, net cash provided by financing activities increased $6,085.0 million compared to 2014 primarily due to the issuance of the acquisition-related debt partially offset by the repayment of the senior notes and principal payments on the term loans.
In 2014, net cash used in financing activities decreased $583.2 million compared to 2013 primarily due to $1.1 billion of share repurchases and the repayment of $250.0 million in long-term debt in 2013 partially offset by the issuance of $750.0 million of Senior Notes in 2013.
At January 30, 2016, our long-term borrowings were $7,465.5 million.  We also have $120.0 million, $110.0 million and $100.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $210.1 million were committed to letters of credit issued for routine purchases of imported merchandise at January 30, 2016.
In September 2013, we entered into a Note Purchase Agreement with institutional accredited investors in which we issued and sold $750.0 million of senior notes (the "Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes consist of three tranches: $300.0 million of 4.03% Senior Notes due September 16, 2020; $350.0 million of 4.63% Senior Notes due September 16, 2023; and $100.0 million of 4.78% Senior Notes due September 16, 2025. Interest on the Notes was payable semi-annually on January 15 and July 15 of each year. The Notes were unsecured and ranked pari passu in right of repayment with our other senior unsecured indebtedness. We could prepay some or all of the Notes at any time in an amount not less than 5% of the original aggregate principal amount of the Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount. In the event of a change in control (as defined in the Note Purchase Agreement), we could have been required to prepay the Notes. The Note Purchase Agreement contained customary affirmative and restrictive covenants. We used the net proceeds of the Notes to finance share repurchases.
On January 20, 2015, we entered into the First Amendment (the “ Notes Amendment”) to the Note Purchase Agreement, with a majority of the noteholders party thereto. The Notes Amendment was entered into in connection with our pending acquisition (the “Acquisition”) of Family Dollar Stores, Inc. (“Family Dollar”). The Notes Amendment allowed, among other things, a newly-formed subsidiary of Dollar Tree to issue debt and hold the proceeds in escrow pending consummation of the Acquisition (such debt, the “Escrow Debt”). Pursuant to the terms of the Notes Amendment, in certain circumstances the amount of interest due on the Notes could increase by 1.0% per annum. The Notes Amendment also contains certain negative covenants and other restrictions applicable during the period in which any Escrow Debt is outstanding. On the Acquisition date, we prepaid the Notes outstanding of $750.0 million and paid $89.5 million, determined in accordance with the provisions of the Dollar Tree NPA plus additional interest in accordance with the provisions of the first amendment to the Dollar Tree NPA.
In June 2012, we entered into a five-year $750.0 million unsecured Credit Agreement (the Agreement).  The Agreement provided for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit.  The interest rate on the Agreement was based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  The Agreement also bore a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly. The Agreement also bore an administrative fee payable annually.  The Agreement, among other things, required the maintenance of certain specified financial ratios, restricts the payment of certain distributions and prohibits the incurrence of certain new indebtedness.
In September 2013, we amended the Agreement to enable the issuance of the Notes.
On August 15, 2014, we entered into an amendment (the "Credit Amendment") to the Agreement. The Credit Amendment further amends the Agreement to facilitate the issuance and/or borrowings of certain third-party debt financing to finance the Acquisition. The Credit Amendment also facilitates escrow arrangements related to the Acquisition. On the Acquisition Date, we paid in full all amounts owing under the Agreement and terminated all commitments to extend further credit thereunder.
On February 23, 2015, we completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 Notes”, and together with the 2020 notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Acquisition Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

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
Interest on the Acquisition Notes is due semiannually on March 1 and September 1 of each year and commenced on September 1, 2015. No principal is due on the Acquisition Notes until their maturity dates.
The Indentures contain covenants that limit our and certain of our subsidiaries ability to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make any principal payment on, or redeem or repurchase, subordinated debt; (iv) make loans, advances or other investments; (v) incur liens; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) consolidate or merge with or into, or sell all or substantially all assets to, another person; and (viii) enter into transactions with affiliates. The Indentures also provide for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Acquisition Notes under the applicable indenture to be declared immediately due and payable.
On March 9, 2015, we entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche mature five years after the Acquisition Date, unless any of the 2020 Notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche mature seven years after the Acquisition Date.
Upon the consummation of the Acquisition, we drew the term loans under the Term Loan A facility and have the ability to borrow under the New Revolving Credit Facility.
On June 11, 2015, we amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term B-1 Loans and $650.0 million of fixed-rate Term B-2 Loans. On January 26, 2016, we prepaid $1.0 billion of the $3.3 billion Term B-1 Loan.
The New Senior Secured Credit Facilities were not guaranteed by us or any of our subsidiaries prior to the consummation of the Acquisition, but upon and after the Acquisition Date, the New Senior Secured Credit Facilities are guaranteed by certain of our direct or indirect wholly owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). Upon and after the Acquisition Date, the New Senior Secured Credit Facilities are secured by a security interest in substantially all the assets of Dollar Tree and the Credit Agreement Guarantors, subject to certain exceptions.
The loans under the Term Loan A tranche and the New Revolving Credit Facility bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), the Term B-1 Loans of the New Senior Secured Credit Facilities bear interest at LIBOR plus 2.75% per annum (or a base rate plus 1.75%) and the Term B-2 Loans bear interest at a fixed rate of 4.25%. The Term B-1 tranche is subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities requires quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the Acquisition Date, 2.5% of the original principal amount thereof in the second year following the Acquisition Date, and 3.75% of the original principal amount thereof thereafter. The Term B-1 Loans require quarterly amortization payments of 0.25% of the original principal amount thereof after the Acquisition Date and the Term B-2 Loans do not require amortization payments prior to maturity. The New Term Loan Facilities, excluding the Term B-2 Loans, also require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. We expect to pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term B-1 Loans will require us to pay a 1.0% prepayment fee if the loans thereunder are subject to certain repricing transactions before June 11, 2016. The Term B-2 Loans will require us to pay a 2.0% prepayment fee if they are repaid in the second year after the refinance date and a 1.0% prepayment fee if they are repaid in the third year after the refinance date.

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
Annual interest expense is expected to approximate $360.0 million in 2016, $20.0 million of which is non-cash amortization of debt-issuance costs.
Historically we have used cash to repurchase shares but we did not repurchase any shares in fiscal 2015 and 2014.  We repurchased 17.4 million shares for $1,112.1 million in fiscal 2013.  At January 30, 2016, we have $1.0 billion remaining under Board repurchase authorization.
Funding Requirements
Overview, Including Off-Balance Sheet Arrangements
We expect our cash needs for opening new stores and rebannering and expanding existing stores in fiscal 2016 to total approximately $457.9 million, which includes capital expenditures, initial inventory and pre-opening costs.
At January 30, 2016, we have $1,250.0 million available under our New Revolving Credit Facility, less amounts outstanding for letters of credit totaling $123.0 million.
Our estimated capital expenditures for fiscal 2016 are between $650.0 million and $670.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 400 stores, the completion the Dollar Tree segment's eleventh distribution center and the expansion of our Stockton, California distribution center.  We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our New Revolving Credit Facility.
The following tables summarize our material contractual obligations at January 30, 2016, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Lease Financing
Operating lease obligations	$7,349.4	$1,235.4	$1,206.7	$999.5	$838.3	$644.6	$2,424.9
Long-term Borrowings
Acquisition notes	3,250.0	—	—	—	—	750.0	2,500.0
Term loans	3,908.5	108.0	158.0	183.0	658.0	33.0	2,768.5
Assumed secured senior notes	300.0	—	—	—	—	—	300.0
Forgivable promissory note	7.0	—	0.2	1.4	1.4	1.4	2.6
Interest on long-term borrowings	2,064.3	331.2	334.1	325.8	324.9	277.3	471.0
Total obligations	$16,879.2	$1,674.6	$1,699.0	$1,509.7	$1,822.6	$1,706.3	$8,467.0

Commitments	Total	Expiring in 2016	Expiring in 2017	Expiring in 2018	Expiring in 2019	Expiring in 2020	Thereafter
Letters of credit and surety bonds	$381.0	$376.5	$4.3	$0.2	$—	$—	$—
Technology assets	7.0	7.0	—	—	—	—	—
Telecommunication contracts	142.7	38.1	34.6	32.5	32.2	5.3	—
Total commitments	$530.7	$421.6	$38.9	$32.7	$32.2	$5.3	$—

Lease Financing
Operating lease obligations.  Our operating lease obligations are primarily for payments under noncancelable store leases.  The commitment includes amounts for leases that were signed prior to January 30, 2016 for stores that were not yet open on January 30, 2016.
Long-term Borrowings
Acquisition Notes. In February 2015, a wholly-owned subsidiary of ours (the "Escrow Issuer") completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due March 1, 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due March 1, 2023 (the “2023 Notes”, and together with the 2020 Notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Acquisition Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws. We used the proceeds of the Acquisition Notes to finance in part the Acquisition. On the Acquisition Date, the Escrow Issuer merged with us and we assumed the obligations in respect of the Acquisition Notes. Interest on the Acquisition Notes is due semiannually on March 1 and September 1, and commenced on September 1, 2015. For complete terms of the Acquisition Notes please see "Note 6 - Long-Term Debt" in "Item 8. Financial Statements and Supplementary Data" beginning on page 63 of this Form 10-K.
Credit Facility and Term Loans. On March 9, 2015, the Escrow Issuer entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche mature five years after the Acquisition Date, unless any of the 2020 Notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche mature seven years after the Acquisition Date. Upon and after the Acquisition Date, the New Senior Secured Credit Facilities are guaranteed by certain of our direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). Upon and after the Acquisition Date, the New Senior Secured Credit Facilities are secured by a security interest in substantially all of our assets and those of the Credit Agreement Guarantors, subject to certain exceptions.
On June 11, 2015, the Escrow Issuer amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term B-1 Loans and $650.0 million of fixed-rate Term B-2 Loans. The loans under the Term Loan A tranche and the New Revolving Credit Facility bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), the Term B-1 Loans of the New Senior Secured Credit Facilities bear interest at LIBOR plus 2.75% per annum (or a base rate plus 1.75%) subject to a "LIBOR floor" of 0.75%. The Term B-2 Loans bear interest at a fixed rate of 4.25%.
On January 26, 2016, we prepaid $1.0 billion of the $3.3 billion Term B-1 Loan. For complete terms of the Credit Facility and Term Loans please see "Note 6 - Long-Term Debt" in "Item 8. Financial Statements and Supplementary Data" beginning on page 63 of this Form 10-K.
Secured Senior Notes. We assumed the liability for $300.0 million of 5.0% senior notes due February 1, 2021 which were issued by Family Dollar on January 28, 2011 through a public offering. These unsecured notes became secured upon closing of the Acquisition. These notes are equally and ratably secured with the Term Loans.
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
Interest on long-term borrowings.  These amounts represent interest payments on the Acquisition Notes, Term Loans, Senior Secured Notes and Forgivable Promissory Note using the interest rates for each at January 30, 2016.

Commitments
Letters of credit and surety bonds.  We are a party to three Letter of Credit Reimbursement and Security Agreements providing $120.0 million, $110.0 million and $100.0 million, respectively for letters of credit.  Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $210.1 million of purchases committed under these letters of credit at January 30, 2016.
We also have approximately $123.0 million of letters of credit outstanding that serve as collateral for our large-deductible insurance programs and $47.9 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores and self-insured insurance programs. Subsequent to year-end, amounts outstanding for stand-by letters of credit increased to $183.3 million as of February 10, 2016.
Technology assets.  We have commitments totaling approximately $7.0 million to primarily purchase store technology assets and maintenance for our stores during 2016.
Telecommunication contracts.  We have contracted for telecommunication services with contracts expiring in 2020.  The total amount of these commitments is approximately $142.7 million.
Derivative Financial Instruments
In 2015, 2014 and 2013, we were party to fuel derivative contracts with third parties which included approximately 6.6 million, 1.6 million and 2.8 million gallons of diesel fuel, or approximately 36%, 10% and 20% of the Dollar Tree segment's domestic truckload fuel needs, respectively.  These derivative contracts did not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.
Critical Accounting Policies
The preparation of financial statements requires the use of estimates.  Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates.  Following is a discussion of the estimates that we consider critical.
Inventory Valuation
As discussed in "Note 1 - Summary of Significant Accounting Policies" under the caption "Merchandise Inventories" in "Item 8. Financial Statements and Supplementary Data" beginning on page 48 of this Form 10-K, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis.  Cost is assigned to store inventories using the retail inventory method on a weighted-average basis.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.
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
We estimate our markdown reserve based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or seasonal carryover merchandise on hand, historical markdown statistics and future merchandising plans.  The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends.  Historically, we have not experienced significant differences in our estimated reserve for markdowns compared with actual results.
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends.  These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.  Our physical inventory counts are generally taken between January and September of each year; therefore, the shrink accrual recorded at January 30, 2016 is based on estimated shrink for most of 2015, including the fourth quarter.  We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree segment for the last few years.  However, we have sometimes experienced higher than typical shrink in acquired stores in the year following an acquisition.  The amounts recorded in the current year reflect the Dollar Tree and Family Dollar segments’ historical results. We periodically adjust our shrink estimates to address these factors as they become apparent.

Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.
In our Family Dollar segment, we receive vendor support in the form of cash payments or allowances through a variety of reimbursements such as purchase discounts, cooperative advertising, markdowns, scandowns, and volume rebates. We have agreements with vendors setting forth the specific conditions for each allowance or payment. In accordance with ASC 605-50, "Revenue Recognition - Customer Payments and Incentives," depending on the arrangement, we either recognize the allowance as a reduction of current costs or recognize the benefit over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to cost of goods sold.
Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred.  Certain expenses, such as legal reserves, require a high degree of judgment and our most material estimates include domestic freight expenses, self-insurance costs, store-level operating expenses, such as property taxes and utilities, and certain other expenses.
We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding matters with external counsel to assess the probability of an unfavorable outcome and estimates of loss. We re-evaluate outstanding proceedings and claims each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. Our legal proceedings are described in "Note 5 - Commitments and Contingencies" under the caption "Contingencies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 59 of this Form 10-K.
Our freight and store-level operating expenses are estimated based on current activity and historical trends and results.  Our workers' compensation, general liability and health insurance accruals are recorded based on third-party actuarial valuations which we obtain at least annually.  For our workers' compensation and general liability accruals, these actuarial valuations are estimates based on our historical loss development factors. For our health insurance accrual, the actuary provides an estimate based on historical claims and claim payment timing. Certain other expenses are estimated and recorded in the periods that management becomes aware of them.  The related accruals are adjusted as management’s estimates change.
Differences in management's estimates and assumptions could result in expenses which are materially different from the calculated accruals. Our experience has been that some of our estimates are too high and others are too low.  Historically, the net total of these differences has not had a material effect on our financial condition or results of operations.
Business Combinations-Purchase Price Allocation
For the Family Dollar acquisition, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, which are preliminary as of January 30, 2016. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. We engaged third party experts to assist in the determination of fair value for complex assets and liabilities. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
Goodwill and Other Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are initially recorded at their fair values. These assets, including goodwill, are not amortized but are evaluated annually for impairment. An additional evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock.
For purposes of our goodwill impairment evaluation, the reporting units are Family Dollar, Dollar Tree and Dollar Tree Canada. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. We estimate the fair value of our reporting units using projected future cash flows that are discounted using a weighted-average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environments for our reporting units. Critical assumptions that are used as part of these evaluations include:
•The potential future cash flows of the reporting unit.    The projections use management's estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our 2015 impairment evaluations are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•
Selection of an appropriate discount rate.   Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted-average cost of capital used to discount the cash flows for our reporting units ranged from 10.0% to 13.3% for the 2015 analysis.

Indefinite-lived intangible assets, such as the Family Dollar tradename, are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluations are performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. We estimate the fair value of tradename intangible assets based on an income approach using the relief-from-royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Our impairment evaluation of indefinite-lived intangible assets did not result in an impairment charge.
Income Taxes
On a quarterly basis, we estimate our required income tax liability and assess the recoverability of our deferred tax assets.  Our income taxes payable are estimated based on currently enacted tax rates and estimated state apportionment factors.  Management assesses the recoverability of deferred tax assets based on the availability of carrybacks of future deductible amounts and management’s projections for future taxable income.  We cannot guarantee that we will generate taxable income in future years.  Historically, we have not experienced significant differences in our estimates of our tax accrual.
In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns.  Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  We believe that our liability for uncertain tax positions is adequate.  For further discussion of our changes in reserves during 2015, see "Note 4 - Income Taxes" in "Item 8. Financial Statements and Supplementary Data" beginning on page 56 of this Form 10-K.
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
Our highest sales periods are the Christmas and Easter seasons.  Easter was observed on April 20, 2014 and on April 5, 2015, and will be observed on March 27, 2016.  We believe that the earlier Easter in 2016 could result in a $10.0 million decrease in sales in the first quarter of 2016 as compared to the first quarter of 2015.  We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter.  In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff.  Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, changes in consumer sentiment or inclement weather.
Our unaudited results of operations for the eight most recent quarters are shown in a table in "Note 12 - Quarterly Financial Information (Unaudited)" in "Item 8. Financial Statements and Supplementary Data" beginning on page 75 of this Form 10-K.

Inflation and Other Economic Factors
Our ability to provide quality merchandise at a fixed price in our Dollar Tree stores and on a profitable basis may be subject to economic factors and influences that we cannot control.  Consumer spending could decline because of economic pressures, including unemployment and rising fuel prices.  Reductions in consumer confidence and spending could have an adverse effect on our sales.  National or international events, including war or terrorism, could lead to disruptions in economies in the United States or in foreign countries.  These and other factors could increase our merchandise costs, fuel costs and other costs that are critical to our operations, such as shipping and wage rates.
Shipping Costs.  Trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on shipping industry market conditions and fuel costs.  We can give no assurances as to the final rate trends for 2016, as we are in the early stages of our negotiations.
Minimum Wage. Multiple states and local jurisdictions passed legislation that increased their minimum wages in 2016 and 2017 and the federal government has made indications that it may consider increasing the federal minimum wage. As a result, we believe our expenses will increase except to the extent that we are able to offset our payroll costs with savings in our operations.
Currency Fluctuations. We are exposed to fluctuations in foreign currency exchange rates as a result of our operations in Canada.

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
Interest Rate Risk
In conjunction with the Acquisition, we entered into new financing arrangements as described in "Note 6 - Long-Term Debt" in "Item 8. Financial Statements and Supplementary Data" beginning on page 63 of this Form 10-K. Borrowings under the Term Loan A bear interest based on LIBOR plus 2.25% and borrowings under Term Loan B-1 bear interest at the higher of LIBOR plus 2.75% or 3.50%. As such, these debt instruments expose us to market risk for changes in interest rates. As of January 30, 2016, approximately 45% of our total debt includes variable interest rates. However, the terms of the Term Loan B-1 limit our exposure to short-term interest rate fluctuations due to the existence of the interest rate floor of 3.50%. As current monthly LIBOR rates plus the 2.75% spread are below the interest rate floor of 3.50%, Term Loan B-1 effectively has a fixed interest rate unless monthly LIBOR rates were to increase above 0.75%. A 1.0% increase in the LIBOR rate would result in an annual increase in interest expense related to our variable rate debt of $25.2 million.
Diesel Fuel Cost Risk
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, we entered into fuel derivative contracts with third parties.  We hedged 6.6 million, 1.6 million and 2.8 million gallons of diesel fuel in 2015, 2014 and 2013, respectively.  These hedges represented approximately 36%, 10% and 20% of the Dollar Tree segment's total domestic truckload fuel needs in 2015, 2014 and 2013, respectively. Under these contracts, we pay the third party a fixed price for diesel fuel and receive variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation.  These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in earnings.  The fair value of these contracts as of January 30, 2016 was a liability of $0.8 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	42

Consolidated Income Statements for the years ended
January 30, 2016, January 31, 2015 and February 1, 2014	43

Consolidated Statements of Comprehensive Income
for the years ended January 30, 2016, January 31, 2015 and
February 1, 2014	44

Consolidated Balance Sheets as of January 30, 2016 and
January 31, 2015	45

Consolidated Statements of Shareholders’ Equity for the years ended January 30, 2016, January 31, 2015 and
February 1, 2014	46

Consolidated Statements of Cash Flows for the years ended
January 30, 2016, January 31, 2015 and February 1, 2014	47

Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dollar Tree, Inc.:
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the Company) as of January 30, 2016 and January 31, 2015, and the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2016 and January 31, 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Norfolk, Virginia
March 28, 2016

DOLLAR TREE, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended
	January 30,	January 31,	February 1,
(in millions, except per share data)	2016	2015	2014
Net sales	$15,498.4	$8,602.2	$7,840.3
Cost of sales	10,841.7	5,568.2	5,050.5
Gross profit	4,656.7	3,034.0	2,789.8
Selling, general and administrative expenses	3,607.0	1,993.8	1,819.5
Operating income	1,049.7	1,040.2	970.3
Interest expense, net	599.4	80.1	15.4
Other expense, net	2.1	5.9	0.6
Income before income taxes	448.2	954.2	954.3
Provision for income taxes	165.8	355.0	357.6
Net income	$282.4	$599.2	$596.7
Basic net income per share	$1.27	$2.91	$2.74
Diluted net income per share	$1.26	$2.90	$2.72
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Net income	$282.4	$599.2	$596.7

Foreign currency translation adjustments	(9.0)	(17.2)	(15.4)

Total comprehensive income	$273.4	$582.0	$581.3

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$736.1	$864.1
Short-term investments	4.0	—
Merchandise inventories, net	2,885.5	1,035.7
Current deferred tax assets, net	—	28.3
Other current assets	310.3	66.5
Total current assets	3,935.9	1,994.6
Property, plant and equipment, net	3,125.5	1,210.5
Assets available for sale	12.1	—
Goodwill	5,021.7	164.6
Deferred tax assets, net	—	30.6
Favorable lease rights, net	569.4	0.3
Tradename intangible asset	3,100.0	—
Other intangible assets, net	5.8	1.2
Other assets	130.8	90.9
Total assets	$15,901.2	$3,492.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$108.0	$—
Accounts payable	1,251.9	433.6
Other current liabilities	722.6	385.3
Income taxes payable	12.9	42.7
Total current liabilities	2,095.4	861.6
Long-term debt, net, excluding current portion	7,238.4	682.7
Unfavorable lease rights, net	149.3	—
Deferred tax liabilities, net	1,586.6	—
Income taxes payable, long-term	71.4	6.5
Other liabilities	353.2	156.9
Total liabilities	11,494.3	1,707.7
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01; 600,000,000 shares
authorized, 234,968,078 and 205,683,113 shares
issued and outstanding at January 30, 2016
and January 31, 2015, respectively	2.4	2.1
Additional paid-in capital	2,391.2	43.0
Accumulated other comprehensive loss	(43.1)	(34.1)
Retained earnings	2,056.4	1,774.0
Total shareholders' equity	4,406.9	1,785.0
Total liabilities and shareholders' equity	$15,901.2	$3,492.7
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 30, 2016, JANUARY 31, 2015, AND FEBRUARY 1, 2014

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at February 2, 2013	224.6	$2.2	$0.3	$(1.5)	$1,666.3	$1,667.3
Net income	—	—	—	—	596.7	596.7
Total other comprehensive loss	—	—	—	(15.4)	—	(15.4)
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	4.8	—	—	4.8
Exercise of stock options, including
income tax benefit of $1.6	0.1	—	3.7	—	—	3.7
Repurchase and retirement of shares	(17.4)	(0.1)	(23.8)	—	(1,088.2)	(1,112.1)
Stock-based compensation, net, including
income tax benefit of $8.2	0.7	—	25.7	—	—	25.7
Balance at February 1, 2014	208.1	2.1	10.7	(16.9)	1,174.8	1,170.7
Net income	—	—	—	—	599.2	599.2
Total other comprehensive loss	—	—	—	(17.2)	—	(17.2)
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	4.7	—	—	4.7
Exercise of stock options, including
income tax benefit of $1.4	0.1	—	2.1	—	—	2.1
Repurchase and retirement of shares	(3.1)	—	—	—	—	—
Stock-based compensation, net, including
income tax benefit of $3.1	0.5	—	25.5	—	—	25.5
Balance at January 31, 2015	205.7	2.1	43.0	(34.1)	1,774.0	1,785.0
Net income	—	—	—	—	282.4	282.4
Total other comprehensive loss	—	—	—	(9.0)	—	(9.0)
Acquisition of Family Dollar	28.5	0.3	2,289.8	—	—	2,290.1
Issuance of stock under Employee Stock
Purchase Plan	0.1	—	5.1	—	—	5.1
Exercise of stock options, including
income tax benefit of $0.7	0.3	—	9.5	—	—	9.5
Stock-based compensation, net, including
income tax benefit of $12.1	0.4	—	43.8	—	—	43.8
Balance at January 30, 2016	235.0	$2.4	$2,391.2	$(43.1)	$2,056.4	$4,406.9
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$282.4	$599.2	$596.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487.6	205.9	190.5
Provision for deferred income taxes	25.6	(18.1)	6.7
Stock-based compensation expense	53.2	38.3	37.0
Amortization of debt discount and debt issuance costs	64.7	—	—
Other non-cash adjustments to net income	7.7	4.3	4.6
Changes in assets and liabilities increasing (decreasing) cash and cash equivalents:
Merchandise inventories	(87.8)	(6.0)	(67.7)
Prepaids and other current assets	(63.5)	(12.2)	26.1
Accounts payable	183.9	41.9	46.9
Income taxes payable	3.1	(4.6)	(32.3)
Other current liabilities	(164.1)	87.5	(2.9)
Other liabilities	(11.9)	(9.4)	(11.5)
Net cash provided by operating activities	780.9	926.8	794.1
Cash flows from investing activities:
Capital expenditures	(480.5)	(325.6)	(330.1)
Acquisition of Family Dollar, net of common stock issued, equity compensation and
cash acquired	(6,527.7)	—	—
Purchase of restricted cash and investments	(23.7)	(6.8)	(8.8)
Proceeds from sale of restricted investments	53.0	15.8	15.0
Proceeds from (payments for) fixed asset disposition	0.5	1.6	(0.8)
Acquisition of favorable lease rights	—	—	(0.3)
Net cash used in investing activities	(6,978.4)	(315.0)	(325.0)
Cash flows from financing activities:
Principal payments for long-term debt	(5,926.7)	(12.8)	(271.5)
Proceeds from long-term debt, net of discount	12,130.2	—	770.0
Debt-issuance costs	(159.8)	(11.8)	—
Payments for share repurchases	—	—	(1,112.1)
Proceeds from stock issued pursuant to stock-based
compensation plans	13.9	5.5	6.0
Tax benefit of exercises/vesting of equity-based compensation	12.8	4.5	9.8
Net cash provided by (used in) financing activities	6,070.4	(14.6)	(597.8)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.8)	(3.5)
Net increase (decrease) in cash and cash equivalents	(128.0)	596.4	(132.2)
Cash and cash equivalents at beginning of year	864.1	267.7	399.9
Cash and cash equivalents at end of year	$736.1	$864.1	$267.7
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$487.0	$33.9	$14.5
Income taxes	$138.4	$372.3	$373.2
Non-cash transactions:
Accrued capital expenditures	$72.4	$19.7	$12.0
Acquisition cost paid in common stock and equity compensation	$2,290.1	$—	$—
 See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Dollar Tree, Inc. (the Company) is a leading operator of discount retail stores in the United States and Canada.  Below are those accounting policies considered by the Company to be significant.
Acquisition
On July 6, 2015, the Company acquired Family Dollar Stores, Inc. ("Family Dollar") for cash consideration of $6.8 billion and the issuance of 28.5 million shares of the Company's common stock valued at $2.3 billion based on the closing price of the Company's common stock on July 2, 2015 (the "Acquisition"). The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Information
At January 30, 2016, the Company operates more than 13,800 discount retail stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company's operations under the "Dollar Tree," "Dollar Tree Canada," "Deals" and "Dollar Tree Deals" brands, ten distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise discount retail stores providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company's operations under the "Family Dollar" brand, eleven distribution centers and a Store Support Center in Matthews, North Carolina.
Foreign Currency
The functional currencies of certain of the Company’s international subsidiaries are the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss.  Gains and losses from foreign currency transactions, which are included in "Other expense, net" have not been significant.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31.  Any reference herein to "2015" or "Fiscal 2015," “2014” or “Fiscal 2014,” and “2013” or “Fiscal 2013,” relates to as of or for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Each fiscal year included 52 weeks.
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
Purchase Price Allocation
Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets, are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. To assist in the purchase price allocation for the Acquisition, the Company engaged a third-party appraisal firm. See Note 2 for more information regarding the Acquisition.
During 2015, the Company adopted Accounting Standards Update ("ASU") No. 2015-16, "Business Combinations (Topic 805)." This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of any changes in the provisional amounts must be calculated as if they occurred as of the acquisition date. The update also requires the acquirer to disclose the portion of the effect on earnings that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This update must be adopted prospectively and may be early adopted for financial statements that had not been issued before the update's issuance date. The adoption of the update did not have a material effect on the consolidated income statements.
Cash and Cash Equivalents
Cash and cash equivalents at January 30, 2016 and January 31, 2015 includes $462.9 million and $788.6 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value.  For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of 3 months or less to be cash equivalents.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within 3 business days, and therefore are classified as cash and cash equivalents.
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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories.  Total warehousing and distribution costs capitalized into inventory amounted to $114.0 million and $44.3 million at January 30, 2016 and January 31, 2015, respectively.
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
Costs incurred related to software developed for internal use are capitalized and amortized, generally over three years.
Capitalized Interest
The Company capitalizes interest on borrowed funds during the construction of certain property and equipment. The Company capitalized $1.3 million of interest costs in the year ended January 30, 2016. No interest costs were capitalized in the years ended January 31, 2015 and February 1, 2014.
Goodwill and Nonamortizing Intangible Assets
Goodwill and nonamortizing intangible assets are not amortized, but rather tested for impairment at least annually.  In addition, goodwill and nonamortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  The Company performed its annual impairment testing in November 2015 and determined that no impairment existed.
Other Assets, Net
Other assets, net consists primarily of restricted investments and deferred compensation plan assets.  Restricted investments were $82.0 million and $78.9 million at January 30, 2016 and January 31, 2015, respectively and were purchased to collateralize long-term insurance obligations.  These investments are primarily in tax-exempt money market funds that invest in short-term municipal obligations.  These investments are classified as available-for-sale and are recorded at fair value, which approximates cost.  Deferred compensation plan assets were $21.1 million and $5.5 million at January 30, 2016 and January 31, 2015, respectively, and are recorded at fair value.

Deferred Financing Costs
During 2015, the Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Previously, debt issuance costs were recorded as assets on the balance sheet. This update requires that debt issuance costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This update does not change the recognition and measurement of debt issuance costs. The update has been adopted retrospectively for all periods presented in the accompanying consolidated balance sheets. The reclassification of debt issuance costs resulted in reductions in "Other assets, net" and "Long-term debt, net, excluding current portion" of $74.3 million as of January 31, 2015.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In fiscal 2015, 2014 and 2013, the Company recorded charges of $1.6 million, $1.5 million and $0.5 million, respectively, to write down certain assets.  These charges are recorded as a component of "Selling, general and administrative expenses" in the accompanying consolidated income statements.
Financial Instruments
The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and diesel fuel costs.  By entering into receive-variable, pay-fixed interest rate and diesel fuel swaps, the Company limits its exposure to changes in variable interest rates and diesel fuel prices.  The Company is exposed to credit-related losses in the event of non-performance by the counterparty to these instruments but minimizes this risk by entering into transactions with high quality counterparties.  Interest rate or diesel fuel cost differentials paid or received on the swaps are recognized as adjustments to interest in the period earned or incurred.  The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis.
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

The following table sets forth the Company's financial assets and liabilities that are accounted for at fair value on a recurring basis:

(in millions)	January 30, 2016	January 31, 2015
Level 1
Restricted investments	$82.0	$78.9
Short-term investments	4.0	—
Long-term debt - secured senior notes and acquisition notes	3,754.6	—
Level 2
Diesel fuel swap liabilities	0.8	5.7
Long-term debt - term loans	3,886.1	—
Level 3
Long-term debt - senior notes	—	700.9
The Company’s cash and cash equivalents are valued at cost, which approximates fair value, due to the short-term maturities of these instruments.
The fair values of the diesel fuel swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves. The curves were obtained from independent pricing services reflecting broker market quotes.
The fair value of the Company's secured senior notes and acquisition notes at January 30, 2016 was determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the Company's term loans at January 30, 2016 was determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The fair value of the Company's senior notes at January 31, 2015 was determined through the use of a discounted cash flow analysis using Level 3 inputs as there were no quoted prices in active markets for this debt. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying value of the Company's Revolving Credit Agreement at January 30, 2016 and the Company's Unsecured Credit Agreement at January 31, 2015, approximated their fair values because the interest rates vary with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The Company recorded impairment charges of $1.6 million, $1.5 million, and $0.5 million in fiscal 2015, 2014 and 2013, respectively, to reduce certain store assets to their estimated fair values.  The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy.  There were no other changes related to Level 3 assets.
Lease Accounting
The Company generally leases its retail locations under operating leases.  The Company recognizes minimum rent expense beginning when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded in deferred rent and are amortized as reductions of rent expense over the terms of the leases.
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

Vendor Allowances
The Company receives vendor support in the form of cash payments or allowances through a variety of reimbursements such as purchase discounts, cooperative advertising, markdowns, scandowns and volume rebates. The Company has agreements with vendors setting forth the specific conditions for each allowance or payment. The Company either recognizes the allowance as a reduction of current costs or defers the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.
Pre-Opening Costs
The Company expenses pre-opening costs for new, expanded, relocated and rebannered stores, as incurred.
Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "Selling, general and administrative expenses" on the accompanying consolidated income statements.  Advertising costs, net of co-op recoveries from vendors, approximated $32.5 million, $18.1 million and $14.9 million for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.
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
During 2015, the Company adopted ASU No. 2015-17, "Income Taxes (Topic 740)." This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. The update has been adopted prospectively to all deferred tax liabilities and assets and prior periods have not been retrospectively adjusted.
Stock-Based Compensation
The Company recognizes expense for all share-based payments to employees based on their fair values.  Total stock-based compensation expense for 2015, 2014 and 2013 was $52.3 million, $37.4 million and $36.2 million, respectively.
The Company recognizes expense related to the fair value of restricted stock units (RSUs) and stock options over the requisite service period on a straight-line basis or a shorter period based on the retirement eligibility of the grantee.  The fair value is determined using the closing price of the Company’s common stock on the date of grant.
During 2015, the Company adopted Accounting Standards Update No. 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This update provides explicit accounting treatment with respect to share-based awards with specific performance targets for employees who are eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This update has been adopted by the Company on a prospective basis for all awards granted or modified on or after February 1, 2015. There was no impact upon the adoption of the update.
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

NOTE 2 - ACQUISITION
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
The Company's common stock continues to trade on the Nasdaq Exchange under the symbol "DLTR." Following the Acquisition Date, Family Dollar's common stock ceased trading on, and was delisted from, the New York Stock Exchange. Family Dollar's results from the Acquisition Date through January 30, 2016 are included in the consolidated income statements.
The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date of July 6, 2015. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are based on estimates and assumptions and are subject to revisions, which may result in adjustments to the preliminary values presented below, when management's estimates are finalized:

	As Reported		As Revised
(in millions)	August 1, 2015	Adjustments	January 30, 2016
Cash	$307.4	$(2.1)	$305.3
Short-term investments	4.0	—	4.0
Accounts receivable	71.4	(0.3)	71.1
Inventory	1,764.5	1.0	1,765.5
Taxes receivable	—	32.9	32.9
Other current assets	94.2	5.9	100.1
Property, plant and equipment	1,912.8	(19.5)	1,893.3
Assets available for sale	—	10.1	10.1
Goodwill	4,819.0	40.9	4,859.9
Intangible assets, net	3,570.3	0.1	3,570.4
Other assets	77.7	0.4	78.1
Long-term debt, including current portion	(485.2)	(11.8)	(497.0)
Accounts payable	(633.4)	(1.8)	(635.2)
Other current liabilities	(550.4)	(13.0)	(563.4)
Deferred tax liabilities, net	(1,644.7)	26.3	(1,618.4)
Other liabilities	(202.2)	(51.4)	(253.6)
Total purchase price	$9,105.4	$17.7	$9,123.1
Less: Cash acquired	(307.4)	2.1	(305.3)
Total purchase price, net of cash acquired	8,798.0	19.8	8,817.8
Acquisition cost paid in common stock	(2,272.4)	—	(2,272.4)
Acquisition cost paid in equity compensation	—	(17.7)	(17.7)
Acquisition cost paid in cash, net of cash acquired	$6,525.6	$2.1	$6,527.7

The adjustments recorded in the year ended January 30, 2016 to the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of July 6, 2015 are due to continued refinement of management's appraisals and estimates. The adjustments recorded did not have a material impact on results reported in prior reporting periods. The fair values are preliminary pending the completion of procedures related to income taxes.
On November 1, 2015, the Company completed the transaction pursuant to which it divested 330 Family Dollar stores, 325 of which were already open, to Dollar Express LLC, a portfolio company of Sycamore Partners. The divestiture satisfied a condition as required by the Federal Trade Commission in connection with the Acquisition. The divested stores represent approximately $45.5 million of annual operating income and will operate under the Dollar Express banner. The table above reflects the effect of the divestiture as required by purchase accounting, as the divestiture was a condition of the Acquisition. As part of the divestiture, the Company was required to guarantee payments under 316 store leases and the fair value of the guarantee is immaterial.
Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies.
Intangible assets, net consist of three separately identified assets and one liability. First, the Company identified the Family Dollar trade name as an indefinite-lived intangible asset with a fair value of $3.1 billion. The trade name is not subject to amortization but will be evaluated annually for impairment. Second, the Company recognized an intangible asset of $629.2 million for favorable Family Dollar leases and a liability of $164.3 million for unfavorable Family Dollar leases (as compared to prevailing market rates) which will be amortized over the remaining lease terms, including, in some cases, an assumed renewal. Amortization expense of $45.3 million was recognized in 2015 related to these lease rights. Lastly, the Company recognized an intangible asset of $5.5 million for a customer list. The allocation of the purchase price to intangible assets as well as their estimated useful lives is preliminary and may be adjusted.
The Company assumed Family Dollar's $185.2 million of private placement unsecured senior notes which were due September 27, 2015 and Family Dollar's unsecured revolving credit facilities. Following the Acquisition, the Company repaid the amount outstanding under the unsecured senior notes and terminated the unsecured revolving credit facilities. The Company also assumed Family Dollar's $300.0 million of 5% unsecured senior notes due February 1, 2021, which became secured upon closing of the Acquisition and which had an estimated fair value of $311.8 million on the Acquisition Date.
The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015. From July 6, 2015 through January 30, 2016, Family Dollar generated net sales of $6,162.0 million and an operating loss of $30.8 million. These results included: $73.0 million of inventory markdowns due to sku rationalization and planned liquidations; $156.8 million of expenses related to purchase accounting, primarily amortization of the step-up of the inventory value, amortization of intangible assets and higher depreciation expense; and $13.4 million of severance and integration costs.
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisition as if it had occurred on February 2, 2014:

	Pro Forma - Unaudited
	Year Ended
(in millions, except per share data)	January 30, 2016	January 31, 2015
Net sales	$20,168.3	$19,225.2
Net income	$571.4	$634.0
Basic net income per share	$2.43	$2.70
Diluted net income per share	$2.42	$2.69
The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.
Material non-recurring adjustments excluded from the pro forma financial information above consist of the step-up of Family Dollar inventory to its fair value and restructuring expenses. The unfavorable adjustment to cost of goods sold of $48.3 million was based on the acquired inventory sold in the year ended January 30, 2016. Also excluded were $90.1 million of expenses related to Family Dollar's restructuring for the year ended January 31, 2015. The Company incurred $39.2 million and $28.5 million in acquisition-related expenses in 2015 and 2014, respectively, excluding acquisition-related interest expense.

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
For additional discussion of the Acquisition, please see the "Acquisition" section included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 of this Form 10-K.
NOTE 3 - BALANCE SHEET COMPONENTS
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 30, 2016 and January 31, 2015 consists of the following:

	January 30,	January 31,
(in millions)	2016	2015
Land	$180.8	$79.0
Buildings	906.0	336.9
Leasehold improvements	1,556.7	1,068.2
Furniture, fixtures and equipment	2,457.8	1,385.2
Construction in progress	196.2	100.9
Total property, plant and equipment	5,297.5	2,970.2
Less: accumulated depreciation	2,172.0	1,759.7
Total property, plant and equipment, net	$3,125.5	$1,210.5

Depreciation expense was $442.1 million, $206.0 million, and $190.7 million for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.
Other Current Assets
Other current assets as of January 30, 2016 and January 31, 2015 consist of the following:

	January 30,	January 31,
(in millions)	2016	2015
Accounts receivable - divestiture-related	$76.9	$—
Other accounts receivable	77.8	11.0
Prepaid store supplies	42.1	18.0
Prepaid rent	79.0	25.8
Other prepaid assets	34.5	11.7
Total other current assets	$310.3	$66.5
Other Assets
Other assets as of January 30, 2016 and January 31, 2015 consist of the following:

	January 30,	January 31,
(in millions)	2016	2015
Long-term federal income tax benefit	$10.3	$2.2
Restricted investments	82.0	78.9
Other long-term assets	38.5	9.8
Total other assets	$130.8	$90.9

Other Current Liabilities
Other current liabilities as of January 30, 2016 and January 31, 2015 consist of accrued expenses for the following:

	January 30,	January 31,
(in millions)	2016	2015
Compensation and benefits	$195.8	$108.6
Insurance	111.1	42.7
Accrued interest	92.8	48.3
Taxes (other than income taxes)	73.6	30.6
Accrued property taxes	69.8	9.3
Accrued debt-issuance costs	—	58.4
Accrued construction costs	39.5	19.7
Rent liabilities	24.0	22.7
Accrued utility expenses	20.8	8.7
Other	95.2	36.3
Total other current liabilities	$722.6	$385.3
Other Liabilities
Other long-term liabilities as of January 30, 2016 and January 31, 2015 consist of the following:

	January 30,	January 31,
(in millions)	2016	2015
Deferred rent	$102.2	$91.9
Insurance	205.1	51.8
Other	45.9	13.2
Total other long-term liabilities	$353.2	$156.9
NOTE 4 - INCOME TAXES
Total income taxes were allocated as follows:

	Year Ended
(in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Income from continuing operations	$165.8	$355.0	$357.6
Shareholders' equity, tax benefit on
exercises/vesting of equity-based
compensation	(12.8)	(4.5)	(9.8)
	$153.0	$350.5	$347.8

The provision for income taxes consists of the following:

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Federal - current	$126.9	$325.1	$304.6
State - current	14.6	47.6	45.9
Foreign - current	0.5	0.4	0.4
Total current	142.0	373.1	350.9

Federal - deferred	7.4	(9.7)	10.5
State - deferred	3.3	(3.2)	0.9
Foreign - deferred	13.1	(5.2)	(4.7)
Total deferred	$23.8	$(18.1)	$6.7
Included in current tax expense for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, are amounts related to uncertain tax positions associated with temporary differences, in accordance with ASC 740.
A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes,
net of federal income tax benefit	3.0	3.3	3.3
Work Opportunity Tax Credit	(3.8)	(1.0)	(0.9)
International taxes	(4.5)	—	—
Change in valuation allowance	4.1	—	—
Nondeductible acquisition costs	1.5	—	—
Other, net	1.7	(0.1)	0.1
Effective tax rate	37.0%	37.2%	37.5%
The increase in “Other, net” consists primarily of benefits from foreign taxes offset by certain nondeductible expenses. The decrease in expense for the year ended January 30, 2016 was a result of international entity restructuring, the increase in federal jobs credits and the decrease in income for the year ended January 30, 2016 which made the impact to the rate greater for the stated benefits than in previous years. This decrease was partially offset by a valuation allowance recorded relative to the Canadian deferred tax assets.
United States income taxes have not been provided on accumulated but undistributed earnings of the Company's foreign subsidiaries as the Company intends to permanently reinvest earnings. To date, the earnings and related taxes of the legacy Dollar Tree foreign subsidiaries are negligible. The Company has reserved United States income taxes on accumulated but undistributed earnings for Family Dollar's foreign subsidiaries as of the Acquisition Date.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  All deferred tax assets and liabilities are classified on the accompanying consolidated balance sheets as noncurrent in accordance with ASU 2015-17 "Income Taxes (Topic 740)" and are netted based on taxing jurisdiction.

Significant components of the Company's net deferred tax assets (liabilities) follow:

(in millions)	January 30, 2016	January 31, 2015
Deferred tax assets:
Deferred rent	$47.3	$41.0
Accrued expenses	73.2	37.6
Net operating losses and credit carryforwards	53.1	31.0
Accrued compensation expense	77.8	33.8
Other	0.3	5.1
Total deferred tax assets	251.7	148.5
Valuation allowance	(48.4)	(13.8)
Deferred tax assets, net	203.3	134.7
Deferred tax liabilities:
Property and equipment	(369.3)	(48.7)
Other intangibles	(1,415.9)	(18.7)
Prepaid expenses	(3.3)	(3.0)
Inventory	(1.4)	(5.4)
Total deferred tax liabilities	(1,789.9)	(75.8)
Net deferred tax asset (liability)	$(1,586.6)	$58.9
Deferred tax liabilities have been provided for the tax effects of the differences between the book and tax bases in the assets acquired from Family Dollar. The increase in the deferred tax liability was primarily generated from the recording of the tax effects related to the Family Dollar trade name, favorable lease rights, inventory and property plant and equipment.
At January 30, 2016 the Company had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling approximately $53.1 million. These carryforwards will expire, if not utilized, beginning in 2016 through 2035.
A valuation allowance of $48.4 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards. Since January 31, 2015 the valuation allowance has been increased by $6.8 million as a result of the Acquisition, $19.4 million as a result of recording a valuation allowance on foreign net operating loss carryforwards, $7.6 million as a result of reserving for a federal capital loss carryforward and $0.8 million as a result of increasing the state credit valuation reserve. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized.  Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.
The Company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2015 fiscal year and will participate in the program for fiscal year 2016.  This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed.  The Dollar Tree segment's federal tax returns have been examined and all issues have been settled through the fiscal 2014 tax year.  The federal statute of limitations is still open for Family Dollar's tax returns for the fiscal year ended August 25, 2012 and forward. Several states completed their examinations during fiscal 2015.  In general, fiscal years 2012 and forward are within the statute of limitations for state tax purposes.  The statute of limitations is still open prior to 2012 for some states.
The balance for unrecognized tax benefits at January 30, 2016 was $71.4 million.  The total amount of unrecognized tax benefits at January 30, 2016 that, if recognized, would affect the effective tax rate was $19.3 million (net of the federal tax benefit).

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	January 30, 2016	January 31, 2015
Beginning Balance	$6.5	$5.5
Additions, Acquisition of Family Dollar	64.4	—
Additions, based on tax positions related to current year	1.9	0.6
Additions for tax positions of prior years	1.6	0.9
Settlements	(1.8)	—
Lapses in statutes of limitation	(1.2)	(0.5)
Ending balance	$71.4	$6.5
The increase in unrecognized tax benefits for fiscal 2015 is primarily related to the Acquisition. The Company believes it is reasonably possible that $20.0 million to $25.0 million of the reserve for uncertain tax positions may be reduced during the next 12 months principally as a result of the effective settlement of outstanding issues. It is also possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. The Company does not expect any change to have a significant impact to its consolidated financial statements.
As of January 30, 2016, the Company has recorded a liability for potential interest of $5.7 million.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
Future minimum lease payments under noncancelable store and distribution center operating leases are as follows:

(in millions)
2016	$1,235.4
2017	1,206.7
2018	999.5
2019	838.3
2020	644.6
Thereafter	2,424.9
Total minimum lease payments	$7,349.4
The above future minimum lease payments include amounts for leases that were signed prior to January 30, 2016 for stores that were not open as of January 30, 2016.
Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts.  Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $0.7 million under operating leases.
Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases included in the accompanying consolidated income statements are as follows:

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Minimum rentals	$993.6	$536.5	$496.4
Contingent rentals	5.5	1.8	1.8
Technology Assets
The Company has commitments totaling approximately $7.0 million to purchase primarily store technology assets and maintenance for its stores during 2016.

Telecommunication Contracts
The Company has contracted for telecommunication services with agreements expiring in 2020.  The total amount of these commitments is approximately $142.7 million.
Letters of Credit
The Company is a party to three Letter of Credit Reimbursement and Security Agreements providing $120.0 million, $110.0 million, and $100.0 million, respectively for letters of credit.  Letters of credit under these agreements are generally issued for the routine purchase of imported merchandise and approximately $210.1 million was committed to these letters of credit at January 30, 2016.
At January 30, 2016, the Company also had approximately $123.0 million in stand-by letters of credit that serve as collateral for its large-deductible insurance programs and expire in fiscal 2016. Subsequent to January 30, 2016, amounts outstanding for stand-by letters of credit increased to $183.3 million as of February 10, 2016.
Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company's stores and self-insured insurance programs.  These bonds total approximately $47.9 million and are committed through various dates through fiscal 2018.
Contingencies
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
Dollar Tree Active Matters
In 2011, an assistant store manager and an hourly associate filed a collective action against the Company alleging they were forced to work off the clock in violation of the Fair Labor Standards Act (“FLSA”) and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, certified an opt-in collective action under the FLSA on behalf of hourly sales associates. Approximately 4,300 plaintiffs remain in the case. The court is currently reviewing and considering a revised settlement agreement. The proposed settlement amount has been accrued.
In 2013, a former assistant store manager on behalf of himself and others alleged to be similarly aggrieved filed a representative Private Attorney General Act ("PAGA") claim under California law currently pending in federal court in California. The suit alleges that the Company failed to provide uninterrupted meal periods and rest breaks; failed to pay minimum, regular and overtime wages; failed to maintain accurate time records and wage statements; and failed to pay wages due upon termination of employment. In May 2014, the same assistant store manager filed a putative class action in a California state court for essentially the same conduct alleged in the federal court PAGA case. The parties have reached an agreement to settle the two cases and the proposed settlement amount has been accrued. The two courts must approve the terms of the settlement for it to be binding and final.
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
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. Additionally, the employee seeks to certify a nation-wide class of non-exempt distribution employees for improper calculation of overtime compensation. The Company removed this lawsuit to Federal Court.
In April 2015, a former store manager filed a class action in California state court alleging store managers were improperly classified as exempt employees and, among other things, did not receive overtime compensation and meal and rest periods and alleging PAGA claims on behalf of all store employees, including claims for failure to provide accurate wage statements.
In November 2015, the Company was served in a PAGA representative action under California law in California state court on behalf of former assistant store managers alleging defective wage statements.
In February 2016, the Company was served in a putative collective action under the Fair Labor Standards Act in Florida federal court. The pleadings allege overtime violations on behalf of all hourly non-exempt employees.
Family Dollar Active Matters
In 2008, a Multi-District Litigation forum ("MDL") was created in North Carolina federal court to handle cases alleging FLSA violations against the Company. In the first two cases, the court entered orders finding the plaintiffs were not similarly situated and, therefore, neither nationwide notice nor collective treatment under the FLSA was appropriate. Since that time, the court has granted 60 summary judgments ruling Store Managers are properly classified as exempt from overtime. Presently, there are 10 named plaintiffs in the remaining cases in the MDL, for which the North Carolina Federal Court has not decided the class certification or summary judgment issue. The plaintiffs have signed an agreement with the Company to settle all remaining cases. The settlement must be approved by the court and the proposed settlement amount has been fully accrued.
In 2008, a complaint was filed alleging discriminatory pay practices with respect to the Company's female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female store managers. The plaintiffs seek recovery of back pay, compensatory and punitive money damages, recovery of attorneys' fees and equitable relief. The case was transferred to North Carolina Federal Court in November 2008. The parties are proceeding with limited discovery and the outcome of this matter cannot be determined at this time. The Company believes the case is fully insured.
In 2013, plaintiffs filed a claim in Massachusetts state court seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The Company then removed the case to Federal District court in Massachusetts. In 2014, the case was remanded to state court. The plaintiffs have signed an agreement with the Company to settle the class action. The settlement must be approved by the court and the proposed settlement amount has been fully accrued.
In 2014, the Company was served with a putative class action in Missouri Federal Court alleging the Company sent customers Short Message Service ("SMS") text message advertisements, without providing appropriate express written consent in violation of the Telephone Consumer Protection Act. The plaintiff has signed an agreement with the Company to settle the class action. The settlement must be approved by the court and the proposed settlement amount has been fully accrued.
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
In 2014, a former employee filed a nationwide class action in federal court in Virginia alleging the Company violated the Fair Credit Reporting Act by failing to comply with its requirements to give an individual proper notice and a reasonable time to challenge the results of a background check before taking action to deny the person employment (or terminate existing employment). The plaintiffs are seeking statutory damages of $100 to $1,000 per violation.
Resolved Matters
Winn-Dixie Stores has agreed to drop its appeal of the lower court decision in the Dollar Tree case. Winn-Dixie and Family Dollar have also agreed to settle and terminate their lawsuit and the settlement amount was paid in fiscal 2015.

In 2012, a former assistant store manager, on behalf of himself and those alleged to be similarly situated, filed a putative class action in a California state court, alleging the Company failed to provide rest breaks to assistant store managers. The class was decertified in 2015 and the case has now been resolved.
In 2013, district attorneys in California initiated an investigation of whether the Company properly disposed of certain damaged retail products under Federal and California state environmental law, primarily the Resource Conservation and Recovery Act. The Company settled this matter in 2015 and has fully paid the settlement amount.
In 2014, several shareholders of Family Dollar filed class actions, which were consolidated into one class action, in Delaware chancery court against Family Dollar’s CEO and board members alleging breach of fiduciary duty. Dollar Tree and Family Dollar were also named as defendants for allegedly aiding and abetting the other defendants. The Delaware Chancery Court and appellate court refused to issue an injunction against the Family Dollar shareholder vote in favor of the Acquisition. The case was dismissed in August 2015 and was settled for an immaterial amount.
In 2015, a lawsuit was brought as a collective action in Florida Federal Court on behalf of the plaintiff and other similarly situated Family Dollar store managers alleging the store managers are misclassified as being exempt from overtime under the FLSA. Based on the standard Family Dollar arbitration agreement, the court compelled plaintiff to arbitrate her individual claims and dismissed the collective action.

NOTE 6 - LONG-TERM DEBT
Long-term debt at January 30, 2016 and January 31, 2015 consists of the following:

	As of January 30, 2016		As of January 31, 2015
(in millions)	Principal	Unamortized Debt Premium and Issuance Costs	Principal	Unamortized Debt Issuance Costs
Senior Notes, fixed interest rates payable
semi-annually, January 15 and July 15	$—	$—	$750.0	$3.3
$750.0 million Unsecured Credit Agreement, interest
payable at LIBOR, plus 0.90%, which was 1.33%
at January 30, 2016	—	—	—	0.9
Forgivable Promissory Note, interest payable
beginning in November 2017 at a rate of 1%,
principal payable beginning November 2017	7.0	—	7.0	—
5.25% Acquisition Notes, due 2020	750.0	11.1	—	2.3
5.75% Acquisition Notes, due 2023	2,500.0	40.1	—	7.8
Term Loan A, interest payable at LIBOR, plus 2.25%,
which was 2.68% at January 30, 2016	975.0	3.6	—	0.4
Term Loan B-1, interest payable at the higher of
LIBOR or 0.75% plus 2.75%, which was 3.50% at
January 30, 2016	2,283.5	42.6	—	49.8
Term Loan B-2, fixed interest rate of 4.25%	650.0	12.0	—	—
Secured Senior Notes, fixed interest rate of 5.00%	300.0	(10.7)	—	—
$1.25 billion Revolving Credit Facility, interest
payable at LIBOR, plus 2.25%, which was 2.68%
at January 30, 2016	—	20.4	—	9.8
Total	$7,465.5	$119.1	$757.0	$74.3
Maturities of long-term debt are as follows: 2016 - $108.0 million, 2017 - $158.2 million, 2018 - $184.4 million, 2019 - $659.4 million, 2020 - $784.4 million and after 2020 - $5,571.1 million.
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
Interest on the Acquisition Notes is due semiannually on March 1 and September 1 and commenced on September 1, 2015.
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
Credit Facility and Term Loans
On March 9, 2015, the Escrow Issuer entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consist of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The Term Loan B tranche also included a discount of 50 basis points or $19.8 million. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche mature five years after the Acquisition Date, unless any of the 2020 Notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche mature seven years after the Acquisition Date.
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
On June 11, 2015, the Escrow Issuer amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term B-1 Loans and $650.0 million of fixed-rate Term B-2 Loans. The Company incurred charges on the amendment of $69.1 million which is comprised of a 1.0% prepayment penalty and the write-off of the debt discount and related debt issuance costs. These charges are recorded in "Interest expense, net" in the accompanying consolidated income statements.
The loans under the Term Loan A tranche and the New Revolving Credit Facility bear interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%), the Term B-1 Loans of the New Senior Secured Credit Facilities bear interest at LIBOR plus 2.75% per annum (or a base rate plus 1.75%) and the Term B-2 Loans bear interest at a fixed rate of 4.25%. The Term B-1 tranche is subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities requires quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the Acquisition Date, 2.5% of the original principal amount thereof in the second year following the Acquisition Date, and 3.75% of the original principal amount thereof thereafter. The Term B-1 Loans require quarterly amortization payments of 0.25% of the original principal amount thereof after the Acquisition Date and the Term B-2 Loans do not require amortization payments prior to maturity. The New Term Loan Facilities, excluding the Term B-2 Loans, also require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. The Company will pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term B-1 Loans require the Company to pay a 1.0% prepayment fee if the loans thereunder are subject to certain repricing transactions before June 11, 2016. The Term B-2 Loans require the Company to pay a 2.0% prepayment fee if they are repaid in the second year after the refinance date and a 1.0% prepayment fee if they are repaid in the third year after the refinance date.

On January 26, 2016, the Company prepaid $1.0 billion of its $3.3 billion Term Loan B-1 Loan. The prepayment resulted in an acceleration of the amortization of debt issuance costs of $19.0 million.
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
Secured Senior Notes
As a result of the Acquisition, the Company assumed the liability for $300.0 million of 5.0% unsecured senior notes due February 1, 2021 which were issued by Family Dollar on January 28, 2011 through a public offering. These notes became equally and ratably secured on the Acquisition Date.
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
Unsecured Credit Agreement
On the Acquisition Date, the Company paid in full all amounts under the Unsecured Credit Agreement, dated as of June 6, 2012, and terminated all commitments to extend further credit.
Debt Covenants
As of January 30, 2016, the Company was in compliance with its debt covenants.
NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
Hedging Derivatives
In order to manage fluctuations in cash flows resulting from changes in diesel fuel costs, the Company entered into fuel derivative contracts with third parties.  The Company hedged 6.6 million, 1.6 million and 2.8 million gallons of diesel fuel in 2015, 2014 and 2013, respectively.  These hedges represented approximately 36%, 10% and 20% of the Dollar Tree segment's total domestic truckload fuel needs in 2015, 2014 and 2013, respectively.  Under these contracts, the Company pays the third party a fixed price for diesel fuel and receives variable diesel fuel prices at amounts approximating current diesel fuel costs, thereby creating the economic equivalent of a fixed-rate obligation. These derivative contracts do not qualify for hedge accounting and therefore all changes in fair value for these derivatives are included in "Other expense, net" on the accompanying consolidated income statements.  The fair value of these contracts at January 30, 2016 was a liability of $0.8 million.
NOTE 8 - SHAREHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share.  No preferred shares are issued and outstanding at January 30, 2016 and January 31, 2015.

Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended
	January 30,	January 31,	February 1,
(in millions, except per share data)	2016	2015	2014
Basic net income per share:
Net income	$282.4	$599.2	$596.7
Weighted average number of shares outstanding	222.5	206.0	218.1
Basic net income per share	$1.27	$2.91	$2.74
Diluted net income per share:
Net income	$282.4	$599.2	$596.7
Weighted average number of shares outstanding	222.5	206.0	218.1
Dilutive effect of stock options and
restricted stock (as determined by
applying the treasury stock method)	1.0	1.0	1.0
Weighted average number of shares and
dilutive potential shares outstanding	223.5	207.0	219.1
Diluted net income per share	$1.26	$2.90	$2.72
At January 30, 2016, January 31, 2015 and February 1, 2014, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Share Repurchase Programs
The Company repurchases shares on the open market and under Accelerated Share Repurchase agreements.
On September 17, 2013, the Company entered into two $500.0 million variable maturity accelerated share repurchase agreements to repurchase $1.0 billion of the Company’s common shares in the aggregate. One agreement was collared and the other was uncollared.
The number of shares to be received by the Company under the collared agreement was determined based on the weighted average market price of the Company’s common stock, less a discount, during a calculation period ending on or before June 2014, subject to a minimum and maximum number of shares.  Under this agreement, the Company received 7.8 million shares during the year ended February 1, 2014. This represents the minimum number of shares to be received based on a calculation using the "cap" or high-end of the price range of the "collar". On May 15, 2014, the collared agreement concluded and the Company received an additional 1.2 million shares resulting in a total of 9.0 million shares repurchased under this agreement.
The number of shares to be received by the Company under the uncollared agreement was determined based on the weighted average market price of the Company's common stock, less a discount, during a calculation period ending on or before June 2014. The Company received an initial delivery of 7.2 million shares during the year ended February 1, 2014. On February 14, 2014, the uncollared agreement concluded and the Company received an additional 1.9 million shares resulting in a total of 9.1 million shares repurchased under this agreement.
The Company did not repurchase any shares of common stock on the open market in fiscal 2015 or fiscal 2014.  The Company repurchased 2.4 million shares for $112.1 million on the open market in fiscal 2013.  At January 30, 2016, the Company had $1.0 billion remaining under Board repurchase authorization.
NOTE 9 – EMPLOYEE BENEFIT PLANS
Dollar Tree Profit Sharing and 401(k) Retirement Plan
The Company maintains a defined contribution profit sharing and 401(k) plan which is available to all United States-based Dollar Tree employees over 21 years of age who have completed one year of service in which they have worked at least 1,000 hours.  Eligible employees may make elective salary deferrals.  The Company may make contributions at its discretion.

Contributions to and reimbursements by the Company of expenses of the plan included in "Selling, general and administrative expenses" in the accompanying consolidated income statements were as follows:

Year ended January 30, 2016	$36.6 million
Year ended January 31, 2015	$41.1 million
Year ended February 1, 2014	$35.8 million
Eligible employees vest in the Company’s profit sharing contributions based on the following schedule:

•	20% after two years of service
•	40% after three years of service
•	60% after four years of service
•	100% after five years of service
All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.
Family Dollar 401(k) Retirement Plan
The Company maintains a defined contribution 401(k) plan which is available to all eligible Family Dollar employees. The Company may make contributions at its discretion. Contributions to and reimbursements by the Company of expenses of the plan included in "Selling, general and administrative expenses" in the accompanying consolidated income statements were $6.2 million for the year ended January 30, 2016.
Dollar Tree Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain Dollar Tree officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts.  The plan is a nonqualified plan and the Company may make discretionary contributions.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death.  Total cumulative participant deferrals and earnings were approximately $5.2 million and $5.5 million, respectively, at January 30, 2016 and January 31, 2015, and are included in "Other liabilities" on the accompanying consolidated balance sheets.  The related assets are included in "Other assets" on the accompanying consolidated balance sheets.  The Company did not make any discretionary contributions in the years ended January 30, 2016, January 31, 2015, or February 1, 2014.
Family Dollar Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain Family Dollar officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts. The plan is a nonqualified plan and the Company does not make contributions to this plan or guarantee earnings. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at either specified future dates, or upon separation of service or death. Total cumulative participant deferrals and earnings were approximately $15.9 million at January 30, 2016.
NOTE 10 - STOCK-BASED COMPENSATION PLANS
Fixed Stock Option Compensation Plans
Under the Equity Incentive Plan (EIP), the Company granted up to 18.0 million shares of its Common Stock, plus any shares available for future awards under the 1995 Stock Incentive Plan, to the Company’s employees, including executive officers and independent contractors.  The EIP permitted the Company to grant equity awards in the form of stock options, stock appreciation rights and restricted stock.  The exercise price of each stock option granted equaled the market price of the Company’s stock at the date of grant.  The options generally vested over a three-year period and have a maximum term of 10 years.  This plan was terminated on June 16, 2011 and replaced with the Company’s Omnibus Incentive Plan (Omnibus Plan).
The Executive Officer Equity Incentive Plan (EOEP) was available only to the Chief Executive Officer and certain other executive officers.  These officers no longer received awards under the EIP.  The EOEP allowed the Company to grant the same types of equity awards as the EIP.  These awards generally vested over a three-year period, with a maximum term of 10 years for stock options.  This plan was terminated on June 16, 2011 and replaced with the Omnibus Plan.
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
In conjunction with the Acquisition, the Company assumed the Family Dollar Stores, Inc. 2006 Incentive Plan (the "2006 Plan"). The 2006 Plan permits the granting of a variety of compensatory award types, including stock options and performance share rights.
Restricted Stock
In connection with the Acquisition, unvested Family Dollar RSUs that were outstanding prior to the Acquisition were converted into unvested Dollar Tree RSUs with the same substantive terms and conditions as were applicable to the Family Dollar RSUs, in respect of a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar RSUs by 1.0000 (the "Award Exchange Ratio"). The Company converted approximately 0.1 million unvested Family Dollar RSUs into unvested Dollar Tree RSUs and recognized $2.8 million of expense related to these RSUs in 2015.
The Company granted 0.3 million, 0.5 million and 0.5 million service-based RSUs, net of forfeitures in 2015, 2014 and 2013, respectively, from the Omnibus Plan to the Company’s employees and officers.  The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees.  The fair value was determined using the Company’s closing stock price on the date of grant.  The Company recognized $22.6 million, $22.2 million and $21.1 million of expense related to service-based RSUs during 2015, 2014 and 2013, respectively.  As of January 30, 2016, there was approximately $24.1 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 22 months.
In 2015, the Company granted 0.1 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2015 and future service of these officers through March 2018.  The Company met these performance targets in fiscal 2015; therefore, the fair value of these RSUs of $11.3 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $8.7 million of expense related to these RSUs in 2015.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2014, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2014 and future service of these officers through March 2017.  The Company met these performance targets in fiscal 2014; therefore, the fair value of these RSUs of $10.0 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $1.6 million and $6.7 million of expense related to these RSUs in 2015 and 2014, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

In 2013, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2013 and future service of these officers through March 2016.  The Company met these performance targets in fiscal 2013; therefore, the fair value of these RSUs of $9.9 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee.  The Company recognized $0.9 million, $1.1 million and $6.5 million of expense related to these RSUs in 2015, 2014 and 2013, respectively.  The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2015, the Company granted RSUs with an estimated fair value of $2.3 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 1, 2015 and ending on February 3, 2018. Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $1.4 million of expense related to these RSUs in 2015. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2014, the Company granted RSUs with an estimated fair value of $2.0 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 2, 2014 and ending on January 28, 2017. Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.4 million and $1.0 million of expense related to these RSUs in 2015 and 2014, respectively. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2013, the Company granted RSUs ("2013 Grants") with an estimated fair value of $1.7 million from the Omnibus Plan to certain officers of the Company. Each officer had the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 3, 2013 and ending on January 30, 2016 ("2013 Goal"). The estimated fair value was being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.4 million and $1.0 million of expense related to these RSUs in 2014 and 2013, respectively. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date. However, because the Acquisition was not yet contemplated as of the grant date, the 2013 Goal did not exclude costs related to the Acquisition or any income that may be attributable to Family Dollar during the performance period. In 2015, the Company concluded that maintaining the 2013 Grants in their original form would undermine the Company's goals and create skewed incentives for the grantees.
Because amending the 2013 Goal would have jeopardized deductibility of the awards under Section 162(m) of the Internal Revenue Service Code, in 2015 the Compensation Committee of the Board of Directors canceled the 2013 Grants and approved new awards ("2015 Supplemental Grants"), with a fair value of $2.2 million and a new operating income goal for the one-year period ending January 30, 2016 ("2015 Supplemental Goal"). The 2015 Supplemental Goal equals the amount remaining in the final year of the 2013 Goal, giving credit for actual Company performance utilizing an operating income definition that excludes both costs related to the Acquisition and income from Family Dollar. As such, the 2015 Supplemental Grants exactly replicate the incentive structure of the 2013 Grants had those awards excluded the effect of the then-unknown and unforeseeable Acquisition when they were granted. The Company recognized a $1.2 million reduction of expense related to the 2013 Grants cancellation and $2.4 million of expense related to the 2015 Supplemental Grants in 2015.
In 2012, the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to the Chief Executive Officer of the Company, contingent on the Company meeting certain performance targets for the period beginning July 29, 2012 and ending on August 3, 2013 and the grantee completing a five-year service requirement. The fair value of these RSUs is being expensed ratably over the five-year vesting period. The Company recognized $2.0 million, $2.0 million and $2.0 million of expense related to these RSUs in 2015, 2014 and 2013, respectively. The fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2015, the Company granted 0.1 million service-based RSUs with a fair value of $7.9 million from the Omnibus Plan. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period. The Company recognized $1.0 million of expense related to these RSUs in 2015.
On March 18, 2016, the Company granted approximately 0.1 million RSUs with a fair value of $5.0 million from the Omnibus Plan to the President of the Company, contingent on the Company meeting certain performance targets for the period beginning January 31, 2016 and ending on February 2, 2019 and the grantee completing a five-year service requirement. The fair value of these RSUs will be expensed ratably over the five-year vesting period. The fair value of these RSUs was determined using the Company's closing stock price on the date of the grant.
The following table summarizes the status of RSUs as of January 30, 2016, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2015	1,583,280	$48.48
Outstanding Family Dollar RSUs converted in connection with the Acquisition	132,896	80.08
Granted	648,211	80.67
Vested	(727,518)	50.61
Forfeited	(67,448)	69.10
Nonvested at January 30, 2016	1,569,421	$63.24
In connection with the vesting of RSUs in 2015, 2014 and 2013, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $21.6 million, $15.8 million and $18.6 million, respectively.  The total fair value of the restricted shares vested during the years ended January 30, 2016, January 31, 2015 and February 1, 2014 was $36.8 million, $31.8 million and $29.7 million, respectively.
Stock Options
Stock options granted under the Omnibus Plan in 2015, 2014 and 2013 were to directors under the Director Deferred Compensation Plan, vest immediately and are expensed on the grant date.
In connection with the Acquisition, options to purchase Family Dollar common stock ("Family Dollar Options") that were outstanding prior to the Acquisition were converted into options to purchase, on the same substantive terms and conditions as were applicable to Family Dollar Options, a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar common stock subject to such Family Dollar Options by 1.0000 (the "Award Exchange Ratio"), at an exercise price per share equal to the per share exercise price for the shares of Family Dollar common stock otherwise purchasable pursuant to the Family Dollar Options divided by the Award Exchange Ratio. The Company converted approximately 1.5 million Family Dollar Options into options to purchase Dollar Tree common stock or into unvested options to purchase Dollar Tree common stock and recognized $6.2 million of expense related to these options in 2015. Stock options are valued using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.
The fair value of each option grant was estimated on the Acquisition date using the Black-Scholes option-pricing model. The expected term of the awards granted is based on an analysis of historical and expected future exercise behavior. Expected volatility is derived from an analysis of the historical volatility of the Company’s publicly traded stock. The risk free rate is based on the U.S. Treasury rates on the Acquisition date with maturity dates approximating the expected life of the option on the Acquisition date. The weighted average assumptions used in the Black-Scholes option pricing model for converted awards in 2015 are as follows.

Fiscal 2015
Expected term in years	2.03
Expected volatility	20.77%
Annual dividend yield	—%
Risk free interest rate	0.60%
Weighted-average fair value of
options granted during the period	$23.15
Amounts for options granted in 2015, 2014 and 2013 are immaterial.

The following tables summarize information about options outstanding at January 30, 2016 and changes during the year then ended.

Stock Option Activity
	January 30, 2016
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Term	millions)
Outstanding, beginning of period	491,233	$15.29
Outstanding Family Dollar options converted
in connection with the Acquisition	1,437,530	67.87
Granted	9,158	76.10
Exercised	(298,114)	29.39
Forfeited	(89,808)	72.12
Outstanding, end of period	1,549,999	$58.41	2.0	$35.5
Options vested
at January 30, 2016	1,036,765	$51.50	1.7	$30.9
Options exercisable at end of period	1,036,765	$51.50	1.7	$30.9

		Options Outstanding		Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at January 30,	Remaining	Exercise	at January 30,	Exercise
Prices	2016	Contractual Life	Price	2016	Price
$8.64 to $13.90	205,519	1.8	$10.72	205,519	$10.72
$13.91 to $48.30	75,908	4.9	26.02	75,908	26.02
$48.31 to $58.97	213,104	2.7	52.06	206,436	51.89
$58.98 to $68.92	679,606	1.3	68.27	432,344	68.38
$68.93 to $81.30	375,862	2.7	76.80	116,558	76.64
$8.64 to $81.30	1,549,999	2.0	$58.41	1,036,765	$51.50
The intrinsic value of options exercised during 2015, 2014 and 2013 was approximately $13.2 million, $3.7 million and $5.6 million, respectively.
Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 8,707,692 shares of Common Stock to eligible employees.  Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock.  The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period.  Under the ESPP, the Company has sold 4,871,632 shares as of January 30, 2016.

The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected term	3 months	3 months	3 months
Expected volatility	13.2%	8.8%	11.6%
Annual dividend yield	—%	—%	—%
Risk free interest rate	0.2%	—%	—%

The weighted average per share fair value of purchase rights granted in 2015, 2014 and 2013 was $11.65, $8.17 and $8.26, respectively.  Total expense recognized for these purchase rights was $1.0 million, $0.8 million and $1.0 million in 2015, 2014 and 2013, respectively.
NOTE 11 – SEGMENT REPORTING
The Company operates a chain of more than 13,800 discount retail stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company's operations under the "Dollar Tree," "Dollar Tree Canada," "Deals" and "Dollar Tree Deals" brands, ten distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise discount retail stores providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company's operations under the "Family Dollar" brand, eleven distribution centers and a Store Support Center in Matthews, North Carolina.
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
Net sales by segment are as follows:

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Net sales:
Dollar Tree	$9,336.4	$8,602.2	$7,840.3
Family Dollar	6,162.0	—	—
Total net sales	$15,498.4	$8,602.2	$7,840.3

Gross profit by segment is as follows:

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Gross profit:
Dollar Tree	$3,249.3	$3,034.0	$2,789.8
Family Dollar	1,407.4	—	—
Total gross profit	$4,656.7	$3,034.0	$2,789.8
Depreciation and amortization expense by segment is as follows:

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Depreciation and amortization expense:
Dollar Tree	$223.4	$206.0	$190.7
Family Dollar	264.3	—	—
Total depreciation and amortization expense	$487.7	$206.0	$190.7
Operating income (loss) by segment is as follows:

	Year Ended
	January 30,	January 31,	February 1,
(in millions)	2016	2015	2014
Operating income (loss):
Dollar Tree	$1,080.5	$1,040.2	$970.3
Family Dollar	(30.8)	—	—
Total operating income	$1,049.7	$1,040.2	$970.3
Total assets by segment are as follows:

	As of
	January 30,	January 31,
(in millions)	2016	2015
Total assets:
Dollar Tree	$3,472.0	$3,492.7
Family Dollar	12,429.2	—
Total assets	$15,901.2	$3,492.7

Total goodwill by segment is as follows:

	As of
	January 30,	January 31,
(in millions)	2016	2015
Total goodwill:
Dollar Tree	$283.6	$164.6
Family Dollar	4,738.1	—
Total goodwill	$5,021.7	$164.6
Goodwill is reassigned between segments when stores are rebannered between segments. During 2015, the Company reassigned $121.8 million of Goodwill from Family Dollar to Dollar Tree as a result of rebannering.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth certain items from the Company's unaudited consolidated income statements for each quarter of fiscal year 2015 and 2014.  The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown.  On July 6, 2015, the Company acquired Family Dollar and the results of operations of Family Dollar are included beginning on that date. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income per share data)	First Quarter (1)	Second Quarter (4)	Third Quarter	Fourth Quarter
Fiscal 2015:
Net sales	$2,176.7	$3,011.2	$4,945.2	$5,365.3
Gross profit	$748.9	$855.2	$1,400.0	$1,652.6
Operating income (2)	$232.8	$123.4	$223.7	$469.7
Net income (loss) (3)	$69.5	$(98.0)	$81.9	$229.0
Diluted net income (loss) per share (3)	$0.34	$(0.46)	$0.35	$0.97
Stores open at end of quarter	5,454	13,864	14,038	13,851
Comparable store net sales change	3.1%	2.4%	1.7%	1.3%
Fiscal 2014:
Net sales	$2,000.3	$2,031.1	$2,095.2	$2,475.6
Gross profit	$696.6	$694.1	$725.3	$918.1
Operating income (2)	$231.9	$205.0	$219.7	$383.6
Net income (3)	$138.3	$121.5	$133.0	$206.6
Diluted net income per share (3)	$0.67	$0.59	$0.64	$1.00
Stores open at end of quarter	5,080	5,166	5,282	5,367
Comparable store net sales change	1.9%	4.4%	5.9%	5.5%
(1) Easter was observed on April 5, 2015 and April 20, 2014.
(2) In the first, second and third quarters of 2015, the Company incurred $10.4 million, $17.7 million and $11.8 million, respectively, in selling, general and administrative expenses related to the Acquisition. In the second, third and fourth quarters of 2014, the Company incurred $7.5 million, $14.3 million and $6.7 million, respectively, related to the Acquisition.
(3) In the first, second and third quarters of 2015, net income (loss) and diluted net income (loss) per share were reduced by the costs related to the Acquisition noted in (2) above and interest expense related to the debt issued and retired in connection with the Acquisition, each of which was tax-effected, in the amounts of $76.8 million and $0.37 per share; $151.5 million and $0.70 per share; and $7.3 million and $0.03 per share, respectively. In the second, third and fourth quarters of 2014, net income and diluted net income per share were reduced by the costs related to the Acquisition noted in (2) above and interest expense related to the debt issued and retired in connection with the Acquisition, each of which was tax-effected, in the amounts of $4.6 million and $0.02 per share; $9.4 million and $0.05 per share; and $32.4 million or $0.16 per share, respectively.
(4) In addition to the costs noted in (2) and (3) above, gross profit in the second quarter of 2015 was reduced by $60.0 million of markdown expense related to sku rationalization and planned liquidations and $11.1 million related to the amortization of the stepped-up inventory sold in the quarter.

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
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 30, 2016, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on this assessment, the Company’s management has concluded that, as of January 30, 2016, the Company’s internal control over financial reporting is effective.
On July 6, 2015, we acquired Family Dollar. As permitted by SEC guidance for newly acquired businesses, we excluded Family Dollar from our assessment of internal control over financial reporting, which represented total assets of $12,429.2 million and total revenues of $6,162.0 million, for the year ended January 30, 2016. We are in the process of implementing our internal control structure over the acquired Family Dollar operations and expect that this effort will be completed in fiscal 2016.
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
We have audited Dollar Tree Inc.’s (the Company) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
The Company acquired Family Dollar Stores, Inc. (“Family Dollar”) during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016, Family Dollar’s internal control over financial reporting associated with total assets of $12,429.2 million and total revenues of $6,162.0 million included in the consolidated financial statements of the Company as of and for the year ended January 30, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Family Dollar.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 30, 2016, and January 31, 2015, and the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016, and our report dated March 28, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Norfolk, Virginia
March 28, 2016

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference in Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 16, 2016 (Proxy Statement), under the caption "Information Concerning Nominees, Directors and Executive Officers.”
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
PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 41 of this Form 10-K.

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

3.	Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 20, 2013) (Exhibit 3.1 to the Company’s June 20, 2013 Current Report on Form 8-K, incorporated herein by this reference).

3.2	Bylaws of Dollar Tree, Inc., as amended (Exhibit 3.1 to the Company’s July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference).

4.2.1
Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.250% senior notes due 2020. (Exhibit 4.1 to the Company's February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.2.2
First Supplemental Indenture, dated as of July 6, 2015,among Dollar Tree, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, to the Indenture dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U. S. Bank National Association, as trustee, relating to the 5.250% senior notes due 2020 (Exhibit 4.1 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.3.1
Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as trustee, relating to the 5.750% senior notes due 2023. (Exhibit 4.2 to the Company's February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.3.2
First Supplemental Indenture, dated as of July 6, 2015, among Dollar Tree, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, to the Indenture dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U. S. Bank National Association, as trustee, relating to the 5.750% senior notes due 2023 (Exhibit 4.1 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.4.1
Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.250% senior notes due 2020. (Exhibit 4.3 to the Company's February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.4.2
Joinder by the Guarantors party thereto, dated as of July 6, 2015, to the Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.250% senior notes due 2020 (Exhibit 4.3 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.5.1
Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representative of the initial purchasers, relating to the 5.750% senior notes due 2023. (Exhibit 4.4 to the Company's February 23, 2015 Current Report on Form 8-K, incorporated herein by this reference).

4.5.2
Joinder by the Guarantors party thereto, dated as of July 6, 2015, to the Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Family Tree Escrow, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers, relating to the 5.750% senior notes due 2023 (Exhibit 4.4 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference).

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

10.11	Change in Control Retention Agreements (Exhibit 10.1 to the Company’s March 14, 2007 Report on Form 8-K, incorporated herein by this reference).*

10.12
Amended and Restated Severance Agreement between the Company and Robert H. Rudman dated March 29, 2007 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, incorporated herein by this reference).*

10.13.1
Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated June 21, 2007 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007, incorporated herein by this reference).*

10.13.2	Letter Modification to Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated October 10, 2013 (filed herewith).*

10.14	Amendments to the Company’s Stock Plans (Exhibit 10.5 to the Company’s January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.15	New policy for director compensation (as described in Item 1.01 of the Company's January 16, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

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

10.18	$550.0 million unsecured Credit Agreement, dated February 20, 2008 (Exhibit 10.1 to the Company’s February 15, 2008 Current Report on Form 8-K, incorporated herein by this reference).

10.19	Assignment and Assumption Agreement (Exhibit 10.5 to the Company’s February 27, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.20	Store Lease with Suburban Management and Related Renewals (Exhibit 10.1 to the Company's May 3, 2008 Quarterly Report on form 10-Q, incorporated herein by this reference).

10.21	Store Lease with DMK Associates and Related Renewals (Exhibit 10.2 to the Company’s May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.22	Store Lease with DMK Associates and Related Renewals (Exhibit 10.3 to the Company's May 3, 2008 Quarterly Report on Form 10-Q, incorporated herein by this reference).

10.23	Amendments to the Assumed Incentive Plans (Exhibit 10.1 to the Company’s June 19, 2008 Current Report on Form 8-K, incorporated herein by this reference).*

10.24.1
Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s December 2, 2008 Report on Form 8-K, incorporated herein by this reference).*

* Management Contract or compensatory plan or arrangement

10.24.2
Amendment to Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer (Exhibit 10.1 to the Company’s October 6, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.25	Form of the Company’s Named Executive Officer Option Agreement (Exhibit 10.1 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.26	Form of the Company’s Named Executive Officer Restricted Stock Unit Agreement (Exhibit 10.2 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.27	Purchase Agreement dated October 10, 2010 (Exhibit 10.1 to the Company’s October 12, 2010 Current Report on Form 8-K, incorporated herein by this reference).

10.28	Description of Dollar Tree, Inc. Management Incentive Compensation Plan (Exhibit 10.1 to the Company’s April 30, 2011 Quarterly Report on Form 10-Q, incorporated herein by reference).*

10.29	2011 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.30	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.2 to the Company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.31	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.32	Form of Non-employee Director Option Agreement (Exhibit 10.4 to the company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.33
Accelerated Share Repurchase Program Collared Master Confirmation dated November 21, 2011 (Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, incorporated herein by this reference).

10.34
Accelerated Share Repurchase Program Supplemental Confirmation dated November 21, 2011 (Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, incorporated herein by this reference).

10.35	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.1 to the Company's March 15, 2012 current Report on Form 8-K, incorporated herein by this reference).*

10.36	Form of Restricted Stock Unit Agreement (Exhibit 10.2 to the Company's March 15, 2012 Current Report on Form 8-K, incorporated herein by this reference).*

10.37
Form of change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer (Exhibit 10.2 to the Company's July 28, 2012 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.38
Restricted Stock Unit Agreement dated June 13, 2012 between the Company and Bob Sasser, Chief Executive Officer (Exhibit 10.3 to the Company's July 28, 2012 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.39
Form of Change in Control Retention Agreement between the Company and Mike R. Matacunas, Chief Administrative Officer (Exhibit 10.1 to the Company's August 3, 2013 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.40
Form of Change in Control Retention Agreement between the Company and William A. Old, Jr, Chief Legal Officer and Corporate Secretary (Exhibit 10.2 to the Company's August 3, 2013 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.41
Issuer Collared Forward Repurchase Transaction Master Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.1 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.42
Issuer Collared Forward Repurchase Transaction Supplemental Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.2 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

* Management Contract or compensatory plan or arrangement

10.43
Issuer Uncollared Forward Repurchase Transaction Master confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.3 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.44
Issuer Uncollared Forward Repurchase Transaction Supplemental Confirmation dated September 17, 2013 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Dollar Tree, Inc. (Exhibit 10.4 to the Company's September 17, 2013 Current Report on Form 8-K, incorporated herein by this reference)

10.45
Post-Retirement Benefit Agreement Between the Company and J. Douglas Perry dated November 4, 2013 (filed as Exhibit 10.51 to the Company's February 1, 2014 Annual Report of Form 10-K, incorporated herein by this reference)*

10.46.1
Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender. (Exhibit 10.1 to the Company's March 9, 2015 Current Report on Form 8-K, incorporated herein by this reference)

10.46.2
Amendment No. 1, dated as of June 11, 2015, to the Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender (Exhibit 10.1 to the Company's June 11, 2015 Current Report on Form 8-K, incorporated herein by this reference).

10.47
Retention Letter, dated as of July 27, 2014, among Dollar Tree, Inc., Family Dollar Stores, Inc. and Howard R. Levine (Exhibit 10.1 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)*

10.48
Employment Agreement, dated as of December 28, 2012, between Family Dollar Stores, Inc. and Howard R. Levine (Exhibit 10.2 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)*

10.49
Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015 (Exhibit 4.0 to the Company's October 28, 2015 Registration Statement on Form S-8, incorporated herein by this reference)*

10.50
Form of Severance Agreement for Executive Vice Presidents, dated as of October 9, 2012, between Family Dollar Stores, Inc. and its officers holding the title of Executive Vice President (Exhibit 10.1 to Family Dollar's October 9, 2012 Current Report on Form 8-K, incorporated herein by this reference)*

10.51
Form of Severance Agreement for Senior Vice Presidents between Family Dollar Stores, Inc. and its officers holding the title of Senior Vice President (Exhibit 10.36 to Family Dollar's August 25, 2012 Annual Report of Form 10-K, incorporated herein by this reference)*

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

DOLLAR TREE, INC.

DATE:	March 28, 2016	By:	/s/ Bob Sasser
Bob Sasser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 28, 2016

/s/ Bob Sasser
Bob Sasser	Director, Chief Executive Officer	March 28, 2016
(principal executive officer)

/s/ Thomas A. Saunders III
Thomas A. Saunders III	Lead Independent Director	March 28, 2016

/s/ J. Douglas Perry
J. Douglas Perry	Chairman Emeritus; Director	March 28, 2016

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 28, 2016

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 28, 2016

/s/ H. Ray Compton
H. Ray Compton	Director	March 28, 2016

/s/ Conrad M. Hall
Conrad M. Hall	Director	March 28, 2016

/s/ Howard R. Levine
Howard R. Levine	Director	March 28, 2016

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 28, 2016

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 28, 2016
(principal financial and
accounting officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 28, 2016

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 28, 2016