Form 10-Q
period 2016-04-30
DOLLAR TREE INC
filed 2016-06-09
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2016
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

As of June 6, 2016, there were 235,666,096 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
(in millions, except per share data)	2016	2015
Net sales	$5,085.8	$2,176.7
Cost of sales	3,531.2	1,427.8
Gross profit	1,554.6	748.9
Selling, general and administrative expenses	1,135.9	516.1
Operating income	418.7	232.8
Interest expense, net	87.3	122.2
Other income, net	(0.2)	(2.6)
Income before income taxes	331.6	113.2
Income tax expense	98.9	43.7
Net income	$232.7	$69.5
Basic net income per share	$0.99	$0.34
Diluted net income per share	$0.98	$0.34
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
(in millions)	2016	2015
Net income	$232.7	$69.5

Foreign currency translation adjustments	8.9	5.5

Total comprehensive income	$241.6	$75.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$929.7	$736.1	$870.4
Restricted cash	—	—	7,244.1
Short-term investments	4.0	4.0	—
Merchandise inventories, net	2,929.5	2,885.5	1,093.5
Current deferred tax assets, net	—	—	19.8
Other current assets	308.9	310.3	107.8
Total current assets	4,172.1	3,935.9	9,335.6
Property, plant and equipment, net of accumulated depreciation
of $2,306.4, $2,172.0 and $1,808.5, respectively	3,153.2	3,125.5	1,226.0
Assets available for sale	11.7	12.1	—
Goodwill	5,024.9	5,021.7	166.1
Deferred tax assets, net	—	—	38.6
Favorable lease rights, net	543.9	569.4	0.2
Tradename intangible asset	3,100.0	3,100.0	—
Other intangible assets, net	5.6	5.8	1.1
Other assets	49.5	130.8	101.6
Total assets	$16,060.9	$15,901.2	$10,869.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$120.5	$108.0	$—
Accounts payable	1,260.3	1,251.9	515.6
Other current liabilities	622.1	722.6	474.3
Income taxes payable	46.2	12.9	25.3
Total current liabilities	2,049.1	2,095.4	1,015.2
Long-term debt, net, excluding current portion	7,209.8	7,238.4	7,819.7
Unfavorable lease rights, net	142.9	149.3	—
Deferred tax liabilities, net	1,566.2	1,586.6	—
Income taxes payable, long-term	71.1	71.4	6.1
Other liabilities	352.2	353.2	157.4
Total liabilities	11,391.3	11,494.3	8,998.4
Commitments and contingencies
Shareholders' equity	4,669.6	4,406.9	1,870.8
Total liabilities and shareholders' equity	$16,060.9	$15,901.2	$10,869.2

Common shares outstanding	235.6	235.0	206.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$232.7	$69.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162.3	52.8
Provision for deferred taxes	(20.4)	1.2
Amortization of debt discount and debt-issuance costs	4.7	2.6
Other non-cash adjustments to net income	27.7	22.2
Changes in operating assets and liabilities	(96.0)	2.1
Net cash provided by operating activities	311.0	150.4
Cash flows from investing activities:
Capital expenditures	(175.9)	(66.9)
Increase in restricted cash	—	(7,244.1)
Purchase of restricted investments	(36.1)	—
Proceeds from sale of restricted investments	118.1	—
Proceeds from fixed asset disposition	1.1	—
Net cash used in investing activities	(92.8)	(7,311.0)
Cash flows from financing activities:
Principal payments for long-term debt	(20.8)	—
Proceeds from long-term debt	—	7,180.2
Debt-issuance costs	—	(5.2)
Proceeds from stock issued pursuant to stock-based compensation plans	14.4	2.6
Cash paid for taxes on exercises/vesting of stock-based compensation	(18.4)	(20.6)
Tax benefit of exercises/vesting of stock-based compensation	—	9.6
Net cash provided by (used in) financing activities	(24.8)	7,166.6
Effect of exchange rate changes on cash and cash equivalents	0.2	0.3
Net increase in cash and cash equivalents	193.6	6.3
Cash and cash equivalents at beginning of period	736.1	864.1
Cash and cash equivalents at end of period	$929.7	$870.4
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$131.8	$14.6
Income taxes	$85.5	$50.5
Non-cash transactions:
Accrued capital expenditures	$73.0	$19.6
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 30, 2016 contained in the Company's Annual Report on Form 10-K filed March 28, 2016. The results of operations for the 13 weeks ended April 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2017.
In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of April 30, 2016 and May 2, 2015 and the results of its operations and cash flows for the periods presented. The January 30, 2016 balance sheet information was derived from the audited consolidated financial statements as of that date.
On July 6, 2015, the Company acquired Family Dollar Stores, Inc. ("Family Dollar") for cash consideration of $6.8 billion and the issuance of 28.5 million shares of the Company's common stock valued at $2.3 billion based on the closing price of the Company's common stock on July 2, 2015 (the "Acquisition"). The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015 (the "Acquisition Date").
In the first quarter of 2016, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update provides for simplification of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. Under the update, the excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes should be recognized as income tax expense or benefit in the reporting period in which they occur. Previously, the excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. This amendment has been adopted by the Company on a prospective basis. The update also provides that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. This amendment has been adopted by the Company on a prospective transition method basis. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Previously, no guidance was provided for cash flow classification of cash paid for tax-withholding purposes for shares withheld for tax purposes. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, $20.6 million was reclassified in the accompanying Condensed Consolidated Statements of Cash Flows from "Changes in operating assets and liabilities" to "Cash paid for taxes on exercises/vesting of stock-based compensation" for the 13 weeks ended May 2, 2015. All amendments of the update have been adopted for all periods beginning on or after January 31, 2016.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update will replace existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB deferred the effective date of the new standard to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date for public business entities (interim and annual reporting periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

2. ACQUISITION
No adjustments to the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date of July 6, 2015 were recorded in the 13 weeks ended April 30, 2016. The fair values are preliminary pending the completion of procedures related to income taxes.
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisition as if it had occurred on February 2, 2014:

Pro Forma - Unaudited
13 Weeks Ended
(in millions, except per share data)	May 2, 2015
Net sales	$4,926.5
Net income	$152.2
Basic net income per share	$0.65
Diluted net income per share	$0.65
The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.
Material non-recurring adjustments excluded from the pro forma financial information above consist of the step-up of Family Dollar inventory to its fair value and restructuring expenses. The Company incurred acquisition expenses totaling $10.4 million and Family Dollar incurred $8.0 million in the 13 weeks ended May 2, 2015.
The unaudited pro forma results do not reflect events that either have occurred or may occur after the Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that the Company incurred in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention and severance costs, potential asset impairments, accelerated depreciation and amortization or product rationalization charges.
For more detailed discussions of the Acquisition, please see "Note 2 - Acquisition" of "Item 8. Financial Statements and Supplementary Data" and the "Acquisition” section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K filed March 28, 2016.
3. LONG-TERM DEBT
Acquisition Notes
In 2015, the Company completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 Notes,” and together with the 2020 Notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Acquisition Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws. On May 5, 2016 the Company filed a registration statement on Form S-4 under the Securities Act of 1933, relating to an offer to exchange the Acquisition Notes for registered notes with substantially identical terms, as required by the registration rights agreement with the initial purchasers of the Acquisition Notes. The registration statement is not effective as of June 9, 2016. The Acquisition Notes are jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of the Company’s subsidiaries which guarantee the obligations under the Company’s new senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
Debt Covenants
As of April 30, 2016, the Company was in compliance with its debt covenants.

4. INCOME TAXES
The Company's effective tax rate was 29.8% for the 13 weeks ended April 30, 2016 compared with 38.6% for the 13 weeks ended May 2, 2015. The decrease in expense for the 13 weeks ended April 30, 2016 is primarily attributable to a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes, the adoption of the new ASU under which the incremental tax benefit recognized upon RSU vesting is recorded in income tax expense and an increase in work opportunity tax credits in relation to income for the first quarter.
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
The Company assesses its legal proceedings and reserves are established if a loss is probable and the amount of such loss can be reasonably estimated. Many if not substantially all of the contingencies described below are subject to significant uncertainties and, therefore, determining the likelihood of a loss and the measurement of any loss can be complex and subject to judgment. With respect to legal proceedings where the Company has determined that a loss is reasonably possible but not probable, the Company is unable to estimate the amount or range of the reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of legal proceedings could change because of future determinations or the discovery of facts which are not presently known. Accordingly, the ultimate costs of resolving these proceedings may be substantially higher or lower than currently estimated.
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
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. Additionally, the employee advised he will be amending his complaint to abandon his attempt to certify a nation-wide class of non-exempt distribution employees for improper calculation of overtime compensation. The Company removed this lawsuit to Federal Court.
In April 2015, a former store manager filed a class action in California state court alleging store managers were improperly classified as exempt employees and, among other things, did not receive overtime compensation and meal and rest periods and alleging PAGA claims on behalf of all store employees, including claims for failure to provide accurate wage statements.
In November 2015, the Company was served in a PAGA representative action under California law in California state court on behalf of former assistant store managers alleging defective wage statements. This case has been stayed pending the outcome of previously filed lawsuits alleging defective wage statements.

In February 2016, the Company was served in a putative collective action under the Fair Labor Standards Act in Florida federal court. The pleadings allege overtime violations on behalf of all hourly non-exempt employees.
In April 2016, the Company was served with a putative class action in Florida state court brought by a former store employee asserting the Company violated the Fair Credit Reporting Act in the way it handled background checks. Specifically, the former employee alleged the Company used disclosure forms that did not meet the statute’s requirements, and failed to provide notices accompanied by background reports prior to taking adverse actions against prospective and existing employees based on information in the background report. The plaintiff is seeking statutory damages of $100 to $1,000 per violation.
Family Dollar Active Matters
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
In 2014, a putative class action was filed in a California Federal Court by a former employee alleging that the Company had a policy of requiring employee bag checks while the employees were not clocked in for work. As a result of those actions, the employee alleges the Company violated California law by failing to provide meal periods and rest breaks, failing to pay regular and overtime wages for work performed off the clock, failing to provide accurate wage statements, failing to timely pay all final wages and by engaging in unfair competition. He has also alleged PAGA claims. The former employee dismissed the individual claims after the court ruled that the claims were subject to arbitration. The court ruled that the PAGA claims may proceed.
In 2014, a former employee brought a putative class action and asserted claims under PAGA alleging the Company failed to provide suitable seating to its California store employees. The case has been stayed pending a ruling by the California Supreme Court on whether a drug store retailer has an obligation to provide suitable seating to drug store cashiers. The California Supreme Court has ruled and the former employee indicated he will seek to have the stay lifted.
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
Resolved Matters
In 2008, a Multi-District Litigation forum ("MDL") was created in North Carolina federal court to handle cases alleging FLSA violations against the Company. In the first two cases, the court entered orders finding the plaintiffs were not similarly situated and, therefore, neither nationwide notice nor collective treatment under the FLSA was appropriate. Since that time, the court has granted 60 summary judgments ruling Store Managers are properly classified as exempt from overtime. The remaining plaintiffs have now signed an agreement with the Company to settle all remaining cases. The proposed settlement amount has been fully accrued.
In 2013, plaintiffs filed a claim in Massachusetts seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The plaintiffs have signed an agreement with the Company to settle the class action. The settlement has been approved by the court and the proposed settlement amount has been fully accrued.
In 2014, the Company was served with a putative class action in Missouri Federal Court alleging the Company sent customers Short Message Service ("SMS") text message advertisements, without providing appropriate express written consent in violation of the Telephone Consumer Protection Act. The plaintiff has signed an agreement with the Company to settle the class action. The court has given preliminary approval to the settlement and the settlement amount has been fully accrued.
6. FAIR VALUE MEASUREMENTS
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

The following table sets forth the Company's financial assets and liabilities that are accounted for at fair value on a recurring basis:

(in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Level 1
Restricted cash	$—	$—	$7,244.1
Restricted investments	—	82.0	90.9
Short-term investments	4.0	4.0	—
Long-term debt - secured senior notes and Acquisition Notes	3,759.6	3,754.6	3,250.0
Level 2
Diesel fuel swap liabilities	—	0.8	3.2
Long-term debt - term loans	3,890.3	3,886.1	3,950.0
Level 3
Long-term debt - senior notes	—	—	722.3
The Company's cash and cash equivalents are valued at cost, which approximates fair value, due to the short-term maturities of these instruments.
The fair values of the diesel fuel swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves. The curves were obtained from independent pricing services reflecting broker market quotes. As of April 30, 2016, the Company did not have any diesel fuel swaps outstanding.
The fair values of the Company's secured senior notes and Acquisition Notes at April 30, 2016 and January 30, 2016 were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying values of the Company's Acquisition Notes and Term Loan B at May 2, 2015 approximated their fair values because they had been recently issued. The fair value of the Company's term loans at April 30, 2016 and January 30, 2016 was determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The fair value of the Company's senior notes at May 2, 2015 was determined through the use of a discounted cash flow analysis using Level 3 inputs as there were no quoted prices in active markets for this debt. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The carrying value of the Company's Revolving Credit Agreement at April 30, 2016 and January 30, 2016 and the Company's Unsecured Credit Agreement at May 2, 2015, approximated their fair values because the interest rates vary with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 weeks ended April 30, 2016.

7. NET INCOME PER SHARE
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	April 30,	May 2,
(in millions, except per share data)	2016	2015
Basic net income per share:
Net income	$232.7	$69.5
Weighted average number of shares outstanding	235.3	206.2
Basic net income per share	$0.99	$0.34
Diluted net income per share:
Net income	$232.7	$69.5
Weighted average number of shares outstanding	235.3	206.2
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	0.9
Weighted average number of shares and dilutive potential shares outstanding	236.4	207.1
Diluted net income per share	$0.98	$0.34
For the 13 weeks ended April 30, 2016 and May 2, 2015, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
8. STOCK-BASED COMPENSATION
The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $24.8 million and $18.9 million during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.
The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 13 weeks ended April 30, 2016. The estimated $40.2 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $5.0 million of expense related to these RSUs during the 13 weeks ended April 30, 2016.
In the 13 weeks ended April 30, 2016, the Company granted 0.2 million RSUs with a fair value of $17.2 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2016. If the Company meets these performance targets in fiscal 2016, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $9.0 million of expense related to these RSUs in the 13 weeks ended April 30, 2016.
In the 13 weeks ended April 30, 2016, the Company granted RSUs with a fair value of $3.7 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 31, 2016 and ending on February 2, 2019. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $1.3 million of expense related to these RSUs in the 13 weeks ended April 30, 2016.
The Company recognized $8.1 million of expense related to RSUs granted prior to fiscal 2016 in the 13 weeks ended April 30, 2016. For the 13 weeks ended May 2, 2015, the Company recognized $6.1 million of expense related to these RSU's.
In the 13 weeks ended April 30, 2016, approximately 0.6 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. During the 13 weeks ended May 2, 2015, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued.

Due to the Acquistion, the Company converted approximately 1.5 million Family Dollar vested and unvested options into equivalent options to purchase Dollar Tree Common Stock at the date of Acquisition and recognized $0.7 million of expense related to these options during the 13 weeks ended April 30, 2016. Stock options are valued using the Black-Scholes option-pricing model and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.
9. SEGMENTS
The Company operates a chain of more than 13,900 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company's operations under the "Dollar Tree" and "Dollar Tree Canada" brands, ten distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company's operations under the "Family Dollar" brand, eleven distribution centers and a Store Support Center in Matthews, North Carolina.
The Company measures the results of its segments using, among other measures, each segment's net sales, gross profit and operating income. The Company may revise the measurement of each segment's operating income, including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.
Net sales by segment are as follows:

	13 Weeks Ended
	April 30,	May 2,
(in millions)	2016	2015
Net sales:
Dollar Tree	$2,384.5	$2,176.7
Family Dollar	2,701.3	—
Total net sales	$5,085.8	$2,176.7
Gross profit by segment is as follows:

	13 Weeks Ended
	April 30,	May 2,
(in millions)	2016	2015
Gross profit:
Dollar Tree	$820.8	$748.9
Family Dollar	733.8	—
Total gross profit	$1,554.6	$748.9

Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended
	April 30,	May 2,
(in millions)	2016	2015
Depreciation and amortization expense:
Dollar Tree	$57.5	$52.8
Family Dollar	104.9	—
Total depreciation and amortization expense	$162.4	$52.8
Operating income by segment is as follows:

	13 Weeks Ended
	April 30,	May 2,
(in millions)	2016	2015
Operating income:
Dollar Tree	$280.7	$232.8
Family Dollar	138.0	—
Total operating income	$418.7	$232.8
Total assets by segment are as follows:

	As of
	April 30,	January 30,	May 2,
(in millions)	2016	2016	2015
Total assets:
Dollar Tree	$3,612.3	$3,472.0	$10,869.2
Family Dollar	12,448.6	12,429.2	—
Total assets	$16,060.9	$15,901.2	$10,869.2
Total goodwill by segment is as follows:

	As of
	April 30,	January 30,	May 2,
(in millions)	2016	2016	2015
Total goodwill:
Dollar Tree	$286.9	$283.6	$166.1
Family Dollar	4,738.0	4,738.1	—
Total goodwill	$5,024.9	$5,021.7	$166.1
Goodwill is reassigned between segments when stores are rebannered between segments. In the 13 weeks ended April 30, 2016, the Company reassigned $0.1 million of Goodwill from Family Dollar to Dollar Tree as a result of rebannering.
10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
At April 30, 2016, the Company had outstanding $750.0 million principal amount of 5.25% Acquisition Notes due March 1, 2020 and $2,500.0 million principal amount of 5.75% Acquisition Notes due March 1, 2023, which are unsecured obligations of the Company and are also jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries. All of the subsidiaries, guarantor and non-guarantor are 100% owned by the parent. Supplemental condensed consolidated financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups. The Company filed a registration statement on Form S-4 with the SEC on May 5, 2016 relating to an offer to exchange the Acquisition Notes for registered notes with substantially identical terms.
Condensed Consolidating Statements of Comprehensive Income

	13 Weeks ended April 30, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$5,033.4	$184.8	$(132.4)	$5,085.8
Cost of sales	—	3,489.8	160.6	(119.2)	3,531.2
Gross profit	—	1,543.6	24.2	(13.2)	1,554.6
Selling, general and administrative expenses	2.0	1,138.0	14.6	(18.7)	1,135.9
Operating (loss) income	(2.0)	405.6	9.6	5.5	418.7
Interest expense, net	72.9	16.3	(1.9)	—	87.3
Other (income) expense, net	(5.7)	(0.3)	(0.1)	5.9	(0.2)
Income (loss) before income taxes	(69.2)	389.6	11.6	(0.4)	331.6
Provision for income taxes	(33.7)	129.2	3.5	(0.1)	98.9
Equity in earnings of subsidiaries	(268.5)	(6.9)	—	275.4	—
Net income	233.0	267.3	8.1	(275.7)	232.7
Other comprehensive income	8.9	2.7	8.9	(11.6)	8.9
Comprehensive income	$241.9	$270.0	$17.0	$(287.3)	$241.6

Condensed Consolidating Statements of Comprehensive Income (Continued)

	13 Weeks ended May 2, 2015
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$2,134.5	$42.4	$(0.2)	$2,176.7
Cost of sales	—	1,392.2	35.8	(0.2)	1,427.8
Gross profit	—	742.3	6.6	—	748.9
Selling, general and administrative expenses	12.0	490.2	13.9	—	516.1
Operating (loss) income	(12.0)	252.1	(7.3)	—	232.8
Interest expense, net	111.0	11.2	0.1	(0.1)	122.2
Other (income) expense, net	—	(3.1)	0.4	0.1	(2.6)
Income (loss) before income taxes	(123.0)	244.0	(7.8)	—	113.2
Provision for income taxes	(49.7)	95.5	(2.1)	—	43.7
Equity in earnings of subsidiaries	(142.8)	—	—	142.8	—
Net income (loss)	69.5	148.5	(5.7)	(142.8)	69.5
Other comprehensive income	5.5	—	5.5	(5.5)	5.5
Comprehensive income	$75.0	$148.5	$(0.2)	$(148.3)	$75.0

Condensed Consolidated Balance Sheets

	April 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$783.6	$151.0	$(4.9)	$929.7
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,872.0	49.9	7.6	2,929.5
Current deferred tax assets, net	—	—	8.1	(8.1)	—
Due from intercompany, net	38.8	505.3	102.8	(646.9)	—
Other current assets	0.4	313.2	—	(4.7)	308.9
Total current assets	39.2	4,474.1	315.8	(657.0)	4,172.1
Property, plant and equipment, net	—	3,114.9	38.3	—	3,153.2
Assets available for sale	—	11.7	—	—	11.7
Goodwill	—	4,993.1	31.8	—	5,024.9
Deferred tax assets, net	0.6	—	—	(0.6)	—
Favorable lease rights, net	—	543.9	—	—	543.9
Tradename	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.4	0.2	—	5.6
Investment in subsidiaries	8,667.9	104.0	—	(8,771.9)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,923.4	—	—	(1,923.4)	—
Other assets	—	49.3	4.5	(4.3)	49.5
Total assets	$12,157.5	$16,396.4	$579.4	$(13,072.4)	$16,060.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$120.5	$—	$—	$—	$120.5
Accounts payable	4.8	1,180.4	72.2	2.9	1,260.3
Due to intercompany, net	402.7	207.7	36.5	(646.9)	—
Other current liabilities	34.6	387.9	204.7	(5.1)	622.1
Income taxes payable	32.7	4.4	9.1	—	46.2
Total current liabilities	595.3	1,780.4	322.5	(649.1)	2,049.1
Long-term debt, net, excluding current portion	6,892.6	317.2	—	—	7,209.8
Unfavorable lease rights, net	—	142.9	—	—	142.9
Deferred tax liabilities, net	—	1,574.8	—	(8.6)	1,566.2
Income taxes payable, long-term	—	71.1	—	—	71.1
Due to intercompany, net	—	1,923.4	—	(1,923.4)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	—	347.5	8.9	(4.2)	352.2
Total liabilities	7,487.9	7,872.5	331.4	(4,300.5)	11,391.3
Shareholders' equity	4,669.6	8,523.9	248.0	(8,771.9)	4,669.6
Total liabilities and equity	$12,157.5	$16,396.4	$579.4	$(13,072.4)	$16,060.9

Condensed Consolidating Balance Sheets (Continued)

	January 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$636.9	$116.5	$(17.3)	$736.1
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,850.0	51.4	(15.9)	2,885.5
Due from intercompany, net	262.2	548.3	186.4	(996.9)	—
Other current assets	1.0	308.7	0.6	—	310.3
Total current assets	263.2	4,343.9	358.9	(1,030.1)	3,935.9
Property, plant and equipment, net	—	3,089.5	36.0	—	3,125.5
Assets available for sale	—	12.1	—	—	12.1
Goodwill	—	4,993.2	28.5	—	5,021.7
Deferred tax assets, net	0.5	—	9.6	(10.1)	—
Favorable lease rights, net	—	569.4	—	—	569.4
Tradename	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.5	0.3	—	5.8
Investment in subsidiaries	8,403.9	74.4	—	(8,478.3)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,930.3	—	—	(1,930.3)	—
Other assets	—	130.6	4.6	(4.4)	130.8
Total assets	$12,124.3	$16,318.6	$626.7	$(13,168.4)	$15,901.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$108.0	$—	$—	$—	$108.0
Accounts payable	17.5	1,136.3	131.2	(33.1)	1,251.9
Due to intercompany, net	582.5	369.2	45.2	(996.9)	—
Other current liabilities	84.9	433.5	204.2	—	722.6
Income taxes payable	3.8	1.9	7.2	—	12.9
Total current liabilities	796.7	1,940.9	387.8	(1,030.0)	2,095.4
Long-term debt, net, excluding current portion	6,920.7	317.7	—	—	7,238.4
Unfavorable lease rights, net	—	149.3	—	—	149.3
Deferred tax liabilities, net	—	1,596.7	—	(10.1)	1,586.6
Due to intercompany, net	—	1,930.3	—	(1,930.3)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	—	421.0	8.0	(4.4)	424.6
Total liabilities	7,717.4	8,071.1	395.8	(4,690.0)	11,494.3
Shareholders' equity	4,406.9	8,247.5	230.9	(8,478.4)	4,406.9
Total liabilities and equity	$12,124.3	$16,318.6	$626.7	$(13,168.4)	$15,901.2

Condensed Consolidating Balance Sheets (Continued)

	May 2, 2015
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$56.9	$809.8	$3.7	$—	$870.4
Restricted cash	7,244.1	—	—	—	7,244.1
Merchandise inventories, net	—	1,056.1	37.4	—	1,093.5
Current deferred tax assets, net	4.1	15.6	0.1	—	19.8
Due from intercompany, net	134.8	7.2	—	(142.0)	—
Intercompany note receivable	5.0	—	—	(5.0)	—
Other current assets	0.4	103.3	5.2	(1.1)	107.8
Total current assets	7,445.3	1,992.0	46.4	(148.1)	9,335.6
Property, plant and equipment, net	—	1,182.6	43.4	—	1,226.0
Goodwill	—	133.3	32.8	—	166.1
Deferred tax assets, net	0.7	19.9	18.0	—	38.6
Favorable lease rights, net	—	0.2	—	—	0.2
Other intangible assets, net	—	0.2	0.9	—	1.1
Investment in subsidiaries	1,362.8	—	—	(1,362.8)	—
Intercompany note receivable	416.8	—	—	(416.8)	—
Other assets	—	101.4	0.2	—	101.6
Total assets	$9,225.6	$3,429.6	$141.7	$(1,927.7)	$10,869.2
LIABILITIES AND EQUITY
Current liabilities:
Intercompany note payable, current	$—	$—	$5.0	$(5.0)	$—
Accounts payable	2.2	504.9	9.6	(1.1)	515.6
Due to intercompany, net	7.2	134.8	—	(142.0)	—
Other current liabilities	256.3	214.3	3.7	—	474.3
Income taxes payable	22.4	2.9	—	—	25.3
Total current liabilities	288.1	856.9	18.3	(148.1)	1,015.2
Long-term debt, net, excluding current portion	7,066.7	753.0	—	—	7,819.7
Intercompany note payable	—	416.8	—	(416.8)	—
Other liabilities	—	154.4	9.1	—	163.5
Total liabilities	7,354.8	2,181.1	27.4	(564.9)	8,998.4
Shareholders' equity	1,870.8	1,248.5	114.3	(1,362.8)	1,870.8
Total liabilities and equity	$9,225.6	$3,429.6	$141.7	$(1,927.7)	$10,869.2

Condensed Consolidating Statements of Cash Flows

	13 Weeks ended April 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$24.8	$238.9	$34.9	$12.4	$311.0
Cash flows from investing activities:
Capital expenditures	—	(175.3)	(0.6)	—	(175.9)
Purchase of restricted investments	—	(36.1)	—	—	(36.1)
Proceeds from sale of restricted investments	—	118.1	—	—	118.1
Other	—	1.1	—	—	1.1
Net cash used in investing activities	—	(92.2)	(0.6)	—	(92.8)
Cash flows from financing activities:
Principal payments for long-term debt	(20.8)	—	—	—	(20.8)
Other	(4.0)	—	—	—	(4.0)
Net cash used in financing activities	(24.8)	—	—	—	(24.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net increase in cash and cash equivalents	—	146.7	34.5	12.4	193.6
Cash and cash equivalents at beginning of period	—	636.9	116.5	(17.3)	736.1
Cash and cash equivalents at end of period	$—	$783.6	$151.0	$(4.9)	$929.7

Condensed Consolidating Statements of Cash Flows (continued)

	13 Weeks ended May 2, 2015
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by (used in) operating activities	$(54.1)	$210.6	$(6.1)	$—	$150.4
Cash flows from investing activities:
Capital expenditures	—	(65.1)	(1.8)	—	(66.9)
Increase in restricted cash	(7,244.1)	—	—	—	(7,244.1)
Net cash used in investing activities	(7,244.1)	(65.1)	(1.8)	—	(7,311.0)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	7,180.2	—	—	—	7,180.2
Net intercompany note activity	(5.0)	—	5.0	—	—
Debt-issuance costs	(5.2)	—	—	—	(5.2)
Cash paid for taxes on exercises/vesting of stock-based compensation	(20.6)	—	—	—	(20.6)
Other	12.2	—	—	—	12.2
Net cash provided by financing activities	7,161.6	—	5.0	—	7,166.6
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Net (decrease) increase in cash and cash equivalents	(136.6)	145.5	(2.6)	—	6.3
Cash and cash equivalents at beginning of period	193.5	664.3	6.3	—	864.1
Cash and cash equivalents at end of period	$56.9	$809.8	$3.7	$—	$870.4

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 28, 2016.

•	Our profitability is vulnerable to cost increases.

•
Integrating Family Dollar's operations with ours may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the Acquisition may not be realized.

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

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	Risks associated with our domestic and foreign suppliers from whom our products are sourced could affect our financial performance.

•	We could encounter disruptions in our distribution network or additional costs in distributing merchandise.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors may reduce our sales and profits.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

•	Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a change of control transaction that may be in a shareholder's best interest.

•
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

Overview
We are a leading operator of more than 13,900 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. In the 13 weeks ended April 30, 2016, only our Dollar Tree stores are included in the comparable store net sales calculation. Stores that have been rebannered are considered to be new stores and are not included in the calculation of the comparable store net sales until after the first fifteen months of operation under the new banner.
At April 30, 2016, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 13 weeks ended April 30, 2016 is as follows:

	13 Weeks Ended
	April 30, 2016			May 2, 2015
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	5,954	7,897	13,851	5,367	—	5,367
New stores	112	59	171	93	—	93
Rebannered stores	(6)	—	(6)	—	—	—
Closings	(11)	(8)	(19)	(6)	—	(6)
Ending	6,049	7,948	13,997	5,454	—	5,454
Relocations	25	41	66	10	—	10

Selling Square Feet (in millions):
Beginning	51.3	57.1	108.4	46.5	—	46.5
New stores	0.9	0.4	1.3	0.7	—	0.7
Rebannered stores	(0.1)	—	(0.1)	—	—	—
Closings	(0.1)	(0.1)	(0.2)	(0.1)	—	(0.1)
Relocations	0.1	0.1	0.2	0.1	—	0.1
Ending	52.1	57.5	109.6	47.2	—	47.2
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened during the 13 weeks ended April 30, 2016 was approximately 8,100 selling square feet for the Dollar Tree segment and 7,100 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.
For the 13 weeks ended April 30, 2016, comparable store net sales increased 2.2% due to increased customer traffic and higher average ticket. We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended April 30, 2016, and we continued the rollout of frozen and refrigerated merchandise to more of our Dollar Tree stores. At April 30, 2016, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 4,405 stores, which includes rebannered stores, compared to approximately 3,715 stores at May 2, 2015. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, the Dollar Tree segment accepts food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 5,705 qualified stores compared to approximately 5,085 stores at May 2, 2015.
Results of Operations
13 Weeks Ended April 30, 2016 Compared to the 13 Weeks Ended May 2, 2015
Net Sales. Net sales increased $2,909.1 million, or 133.6%, compared with last year's first quarter, resulting from $2,701.3 million of net sales from Family Dollar in the 13 weeks ended April 30, 2016, sales in the Dollar Tree segment's new stores and increased comparable store sales. Comparable store sales increased 2.3% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year first quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 2.2% due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $805.7 million or 107.6%, to $1,554.6 million in the first quarter of 2016 compared to $748.9 million in the first quarter of 2015. The dollar increase in gross margin was primarily driven by $733.8 million of gross profit for Family Dollar as well as higher sales for Dollar Tree. Gross profit margin decreased to 30.6% in the current quarter from 34.4% in the same quarter last year. Our gross profit margin is negatively impacted by the overall lower-margin product mix for the Family Dollar segment. Included in Family Dollar's cost of sales is $6.3 million related to the stepped-up inventory which was sold during the first quarter of 2016. Over the remainder of 2016 we expect approximately $2.0 million to negatively impact gross profit related to Family Dollar's stepped-up inventory value.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,135.9 million in the first quarter of 2016 from $516.1 million in the same quarter last year, an increase of $619.8 million or 120.1%. The increase was primarily due to $595.8 million of expense for Family Dollar, which includes the amortization of lease rights recorded in connection with the Acquisition. In the first quarter of 2015 we incurred $10.4 million or 50 basis points of acquisition expenses. As a percentage of sales, selling, general and administrative expenses decreased to 22.3% in the first quarter of 2016 from 23.7% in the same quarter last year. Excluding acquisition costs, the selling, general and administrative rate for the first quarter as a percentage of sales decreased 90 basis points to 22.3% from 23.2% as a result of lower payroll and operating and corporate expenses, as a percentage of sales, partially offset by higher store repairs and maintenance expenses.
Operating Income. Operating income for the current quarter increased to $418.7 million compared with $232.8 million in the same period last year. Operating income margin decreased to 8.2% in the current quarter from 10.7% in last year's quarter. This increase in operating income is the result of $138.0 million of operating income in the Family Dollar segment and a $47.9 million increase in operating income in the Dollar Tree segment. The decrease in operating income margin is a result of the Family Dollar segment having a lower gross profit margin than the historical Dollar Tree gross profit margin.
Other income, net. Other income, net decreased $2.4 million due to favorable fair market value adjustments and settlements on diesel fuel swaps in the 1st quarter of 2015.
Interest expense, net. Interest expense, net was $87.3 million in the first quarter of 2016 compared to $122.2 million in the prior year quarter due to $51.8 million of ticking fees in the 1st quarter of 2015 partially offset by higher debt outstanding, higher interest rates and higher amortization of deferred financing costs related to the debt entered into to finance the Acquisition.
Income Taxes. Our effective tax rate for the 13 weeks ended April 30, 2016 was 29.8% compared 38.6% for the 13 weeks ended May 2, 2015. The decrease is primarily attributable to a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes, the adoption of the new ASU under which the incremental tax benefit recognized upon RSU vesting is recorded in income tax expense and an increase in work opportunity tax credits in relation to income for the first quarter.

Segment Information
We operate a chain of more than 13,900 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the "Dollar Tree" and "Dollar Tree Canada" brands, ten distribution centers in the United States and two in Canada and a Store Support Center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the "Family Dollar" brand, eleven distribution centers and a Store Support Center in Matthews, North Carolina.
We measure the results of our segments using, among other measures, each segment's net sales, gross profit and operating income. We may revise the measurement of each segment's operating income, including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.
Because the Acquisition occurred in the 13 weeks ended August 1, 2015, comparable information for the Family Dollar segment is not available; therefore, Family Dollar segment information is not provided in this discussion.
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
	April 30, 2016		May 2, 2015
(in millions)	$	% of Sales	$	% of Sales
Net sales	$2,384.5		$2,176.7
Gross profit	820.8	34.4%	748.9	34.4%
Operating income	280.7	11.8%	232.8	10.7%
Net sales for Dollar Tree increased 9.5% for the 13 weeks ended April 30, 2016 compared to the same period last year due to sales from new stores and a comparable store sales increase of 2.3% on a constant currency basis.
Gross profit margin for Dollar Tree was consistent at 34.4% for the 13 weeks ended April 30, 2016 and May 2, 2015. Variances in gross profit include:

•	lower merchandise cost due to favorable freight costs;

•	higher shrink as a result of unfavorable physical inventory results;

•	higher distribution and occupancy costs as a percentage of net sales; and

•
a $2.0 million unfavorable adjustment to beginning inventory in the 13 weeks ended May 2, 2015 reflecting a change in the inventory accounting method for our Canadian operations to conform Canada's policy with our US policy.

Operating income margin for Dollar Tree increased to 11.8% for the 13 weeks ended April 30, 2016 as compared to 10.7% for the same period last year. Excluding acquisition costs of $10.4 million or 50 basis points in the 13 weeks ended May 2, 2015, operating income margin was 11.8% and 11.2% for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. Excluding acquisition costs, the increase in operating income margin was the result of favorable selling, general and administrative expenses due to the following:

•	payroll costs decreased 40 basis points due to lower incentive compensation, health insurance costs and profit sharing expense; and

•	store operating costs decreased 10 basis points due to lower electric and gas expense.

Liquidity and Capital Resources
Our business requires capital to build and open new stores, expand our distribution network and operate and expand our existing stores. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and have funded our store opening and distribution network expansion programs from internally generated funds and borrowings under our credit facilities.
The following table compares cash-flow related information for the 13 weeks ended April 30, 2016 and May 2, 2015:

	13 Weeks Ended
	April 30,	May 2,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$311.0	$150.4
Investing activities	(92.8)	(7,311.0)
Financing activities	(24.8)	7,166.6

Net cash provided by operating activities increased $160.6 million due primarily to increases in net income, net of depreciation and amortization and income taxes payable and a decrease in prepaid assets partially offset by decreases in other current liabilities and accounts payable.
Net cash used in investing activities decreased $7.2 billion primarily due to restricted cash from debt proceeds held in escrow in 2015.
Net cash provided by financing activities decreased $7.2 billion compared with the prior year, primarily due to debt proceeds in 2015 received to finance the Acquisition.
At April 30, 2016, our total borrowings were $7,444.7 million and we had $1,066.7 million available under our revolving credit facility. We also have $330.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $189.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of April 30, 2016.
There were no shares repurchased on the open market during the 13 weeks ended April 30, 2016 and May 2, 2015. As of April 30, 2016, we had $1.0 billion remaining under Board repurchase authorization.

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
Interest Rate Risk
In conjunction with the Acquisition, we entered into new financing arrangements. Borrowings under the Term Loan A bear interest based on LIBOR plus 2.25% and borrowings under Term Loan B-1 bear interest at the higher of LIBOR plus 2.75% or 3.50%. As such, these debt instruments expose us to market risk for changes in interest rates. As of April 30, 2016, approximately 44% of our total debt includes variable interest rates. However, the terms of the Term Loan B-1 limit our exposure to short-term interest rate fluctuations due to the existence of the interest rate floor of 3.50%. As current monthly LIBOR rates plus the 2.75% spread are below the interest rate floor of 3.50%, Term Loan B-1 effectively has a fixed interest rate unless monthly LIBOR rates were to increase above 0.75%. A 1.0% increase in the LIBOR rate would result in an annual increase in interest expense related to our variable rate debt of $25.2 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2016, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•real estate matters related to store leases; and
•environmental and safety issues.
In addition, we are currently defendants in national and state employment-related class and collective actions, litigation concerning injury from products and a governmental investigation by the Consumer Products Safety Commission. For a discussion of these proceedings, please refer to “Note 5. Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.
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
Item 1A.  RISK FACTORS.
There have been no material changes to the risk factors described in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2016.
Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended April 30, 2016 the Company did not repurchase any shares of common stock on the open market. As of April 30, 2016, we had $1.0 billion remaining under Board repurchase authorization.
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

10.1
Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015 (Exhibit 4.0 to the Company's October 28, 2015 Registration Statement on Form S-8, incorporated herein by this reference)

10.2
Restricted Stock Unit Agreement dated March 18, 2016 between the Company and Gary Philbin, President of the combined enterprise, Dollar Tree, Inc., and the President and Chief Operating Officer of Family Dollar Stores, Inc. (Exhibit 10.1 to the Company's March 18, 2016 current report on Form 8-K, incorporated herein by this reference)*

10.3	Retention Agreement dated March 15, 2016 between the Company and Gary Maxwell, Chief Supply Chain Officer (filed herewith)*

10.4	Change in Retention Agreement dated April 19, 2016 between the Company and Howard R. Levine (filed herewith)*

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management Contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	June 9, 2016	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial and accounting officer)