Form 10-Q
period 2016-07-30
DOLLAR TREE INC
filed 2016-09-02
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2016
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

As of August 29, 2016, there were 235,775,426 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(in millions, except per share data)	2016	2015	2016	2015
Net sales	$4,996.3	$3,011.2	$10,082.1	$5,187.8
Cost of sales	3,483.9	2,156.0	7,015.2	3,583.7
Gross profit	1,512.4	855.2	3,066.9	1,604.1
Selling, general and administrative expenses	1,155.2	731.8	2,291.0	1,247.8
Operating income	357.2	123.4	775.9	356.3
Interest expense, net	87.3	263.9	174.6	386.2
Other (income) expense, net	—	1.7	(0.2)	(0.9)
Income (loss) before income taxes	269.9	(142.2)	601.5	(29.0)
Income tax expense (benefit)	99.7	(44.2)	198.7	(0.5)
Net income (loss)	$170.2	$(98.0)	$402.8	$(28.5)
Basic net income (loss) per share	$0.72	$(0.46)	$1.71	$(0.14)
Diluted net income (loss) per share	$0.72	$(0.46)	$1.70	$(0.14)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(in millions)	2016	2015	2016	2015
Net income (loss)	$170.2	$(98.0)	$402.8	$(28.5)

Foreign currency translation adjustments	(2.3)	(9.1)	6.6	(3.5)

Total comprehensive income (loss)	$167.9	$(107.1)	$409.4	$(32.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,093.2	$736.1	$1,302.5
Short-term investments	4.0	4.0	4.0
Merchandise inventories, net	2,975.1	2,885.5	2,825.1
Current deferred tax assets, net	—	—	85.5
Other current assets	377.1	310.3	307.6
Total current assets	4,449.4	3,935.9	4,524.7
Property, plant and equipment, net of accumulated depreciation of $2,437.9, $2,172.0 and $1,891.7, respectively	3,174.2	3,125.5	3,151.9
Assets available for sale	13.5	12.1	—
Goodwill	5,023.8	5,021.7	4,982.8
Favorable lease rights, net	518.8	569.4	620.8
Tradename intangible asset	3,100.0	3,100.0	3,100.0
Other intangible assets, net	5.4	5.8	6.3
Other assets	44.3	130.8	178.6
Total assets	$16,329.4	$15,901.2	$16,565.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$145.5	$108.0	$83.0
Accounts payable	1,351.5	1,251.9	1,152.5
Other current liabilities	683.0	722.6	837.8
Income taxes payable	—	12.9	—
Total current liabilities	2,180.0	2,095.4	2,073.3
Long-term debt, net, excluding current portion	7,155.7	7,238.4	8,265.5
Unfavorable lease rights, net	136.6	149.3	162.4
Deferred tax liabilities, net	1,556.0	1,586.6	1,655.1
Income taxes payable, long-term	73.6	71.4	34.4
Other liabilities	370.6	353.2	327.4
Total liabilities	11,472.5	11,494.3	12,518.1
Commitments and contingencies
Shareholders' equity	4,856.9	4,406.9	4,047.0
Total liabilities and shareholders' equity	$16,329.4	$15,901.2	$16,565.1

Common shares outstanding	235.7	235.0	234.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 30,	August 1,
(in millions)	2016	2015
Cash flows from operating activities:
Net income (loss)	$402.8	$(28.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	324.2	137.6
Provision for deferred taxes	(31.1)	(17.6)
Amortization of debt discount and debt-issuance costs	9.5	4.7
Other non-cash adjustments to net income (loss)	43.1	57.5
Changes in operating assets and liabilities	(68.2)	(178.1)
Net cash provided by (used in) operating activities	680.3	(24.4)
Cash flows from investing activities:
Capital expenditures	(355.9)	(167.0)
Increase in restricted cash	—	(12.0)
Acquisition of Family Dollar, net of common stock issued, equity compensation and cash acquired	—	(6,525.6)
Purchase of restricted investments	(36.1)	—
Proceeds from sale of restricted investments	118.1	—
Proceeds from (payments for) fixed asset disposition	1.5	(0.3)
Net cash used in investing activities	(272.4)	(6,704.9)
Cash flows from financing activities:
Principal payments for long-term debt	(54.0)	(935.2)
Proceeds from long-term debt, net of discount	—	8,200.0
Debt-issuance costs	(0.7)	(88.9)
Proceeds from stock issued pursuant to stock-based compensation plans	22.7	3.9
Cash paid for taxes on exercises/vesting of stock-based compensation	(19.9)	(21.3)
Tax benefit of exercises/vesting of stock-based compensation	—	10.0
Net cash provided by (used in) financing activities	(51.9)	7,168.5
Effect of exchange rate changes on cash and cash equivalents	1.1	(0.8)
Net increase in cash and cash equivalents	357.1	438.4
Cash and cash equivalents at beginning of period	736.1	864.1
Cash and cash equivalents at end of period	$1,093.2	$1,302.5
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$175.0	$206.7
Income taxes	$319.0	$129.7
Non-cash transactions:
Accrued capital expenditures	$78.7	$50.9
Acquisition cost paid in common stock	$—	$2,272.4
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 30, 2016 contained in the Company's Annual Report on Form 10-K filed March 28, 2016. The results of operations for the 13 and 26 weeks ended July 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2017.
In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of July 30, 2016 and August 1, 2015 and the results of its operations and cash flows for the periods presented. The January 30, 2016 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
In the first quarter of 2016, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update provides for simplification of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. Under the update, the excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes should be recognized as income tax expense or benefit in the reporting period in which they occur. Previously, the excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. This amendment has been adopted by the Company on a prospective basis. The update also provides that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. This amendment has been adopted by the Company on a prospective transition method basis. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Previously, no guidance was provided for cash flow classification of cash paid for tax-withholding purposes for shares withheld for tax purposes. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, $21.3 million was reclassified in the accompanying Condensed Consolidated Statements of Cash Flows from "Changes in operating assets and liabilities" to "Cash paid for taxes on exercises/vesting of stock-based compensation" for the 26 weeks ended August 1, 2015. Under the update, an entity can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. All amendments of the update have been adopted for all periods beginning on or after January 31, 2016. The effect of the adoption of ASU No. 2016-09 on Retained earnings was not material.
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
2. ACQUISITION
No adjustments to the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date of July 6, 2015 were recorded in the 26 weeks ended July 30, 2016.
Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies of at least $300 million annually, which is expected to be achieved by the third year following the Acquisition Date. Expected sources of synergies include the following:

•	Savings from sourcing and procurement of merchandise and non-merchandise goods and services driven by leveraging the combined volume of the Dollar Tree and Family Dollar banners, among other things;

•	Rebannering to optimize store formats;

•	A reduction in overhead and corporate selling, general and administrative expenses by eliminating redundant positions and optimizing processes; and

•	Savings resulting from the optimization of distribution and logistics networks.
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisition as if it had occurred on February 2, 2014:

	Pro Forma - Unaudited
	13 Weeks Ended	26 Weeks Ended
(in millions, except per share data)	August 1, 2015	August 1, 2015
Net sales	$4,802.0	$9,599.9
Net income	$81.3	$231.1
Basic net income per share	$0.35	$0.98
Diluted net income per share	$0.34	$0.98
The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.
The unaudited pro forma results do not reflect events that either have occurred or may occur after the Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that the Company incurred in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention and severance costs, potential asset impairments, or product rationalization charges. Material non-recurring adjustments excluded from the pro forma financial information above consist of the effects of the divested stores and the step-up of Family Dollar inventory to its fair value. Acquisition expenses totaled $17.6 million and $28.0 million in the 13 and 26 weeks ended August 1, 2015, respectively.
For more detailed discussions of the Acquisition, please see "Note 2 - Acquisition" of "Item 8. Financial Statements and Supplementary Data" and the "Acquisition” section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K filed March 28, 2016.
3. LONG-TERM DEBT
Acquisition Notes
In 2015, the Company completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 Notes,” and together with the 2020 Notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. On August 1, 2016, the Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms. The Acquisition Notes are fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of the Company’s subsidiaries which guarantee the obligations under the Company’s new senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
The Acquisition Notes were issued pursuant to indentures, which contain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain significant exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests; (iii) make any principal payment on, or redeem or repurchase, subordinated debt; (iv) make loans, advances or other investments; (v) incur liens; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) consolidate or merge with or into, or sell all or substantially all assets to, another person; and (viii) enter into transactions with affiliates. The indentures also provide for certain events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Acquisition Notes under the applicable indenture to be declared immediately due and payable.
The restriction in the indentures on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the indentures, no greater than 3.50 to 1.00. As of July 30, 2016, the Company's consolidated total net leverage ratio, as defined in the indentures, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the indentures do not restrict the ability of the Company to pay dividends.
Credit Facility and Term Loans
In 2015, the Company entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”).
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
The restriction in the New Senior Secured Credit Facilities on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of July 30, 2016, the Company's consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict the ability of the Company to pay dividends.
Debt Covenants
As of July 30, 2016, the Company was in compliance with its debt covenants.
4. INCOME TAXES
The Company's effective tax rate was 36.9% for the 13 weeks ended July 30, 2016 compared with a benefit of 31.1% for the 13 weeks ended August 1, 2015 and 33.0% for the 26 weeks ended July 30, 2016 compared with a benefit of 1.7% for the 26 weeks ended August 1, 2015. The 2016 effective tax rate includes a one-time election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes, the adoption of the new ASU under which the incremental tax benefit recognized upon RSU vesting is recorded in income tax expense and an increase in work opportunity credits in relation to income for the 26 weeks ended July 30, 2016. The benefit recorded in 2015 was primarily attributable to pre-tax losses in 2015 created by higher interest expense, including debt prepayment penalties and expenses related to the Acquisition. Some of the Acquisition-related costs in 2015 were nondeductible for tax purposes. On August 2, 2016, the state of North Carolina announced that it would lower its corporate income tax rate from 4% to 3% for tax years beginning on or after January 1, 2017. The Company anticipates this change in North Carolina’s statutory rate will significantly decrease its deferred tax liability and result in an estimated $20.0 million decrease in tax expense in the third quarter of 2016.
5. LEGAL PROCEEDINGS
The Company is a defendant in legal proceedings including those described below and will vigorously defend itself in these matters. The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these matters will not have a material effect on its results of operations for the quarter or year in which they are resolved.
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
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. Recently, the employee filed an amended complaint in which he abandoned his attempt to certify a nation-wide class of non-exempt distribution center employees for alleged improper calculation of overtime compensation. The Company removed this lawsuit to federal court.
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
In April 2016, the Company was served with a putative class action in Florida state court brought by a former store employee asserting the Company violated the Fair Credit Reporting Act in the way it handled background checks. Specifically, the former employee alleged the Company used disclosure forms that did not meet the statute’s requirements and failed to provide notices accompanied by background reports prior to taking adverse actions against prospective and existing employees based on information in the background reports. The plaintiff is seeking statutory damages of $100 to $1,000 per violation.
In July 2016, a former hourly sales associate filed in federal court in Arkansas a putative nationwide collective action alleging the Company forced sales associates and assistant store managers to work off the clock while clocked out for meal breaks and, as a result, underpaid regular and overtime pay.
Dollar Tree Resolved Matters
In 2011, an assistant store manager and an hourly associate filed a collective action against the Company alleging they were forced to work off the clock in violation of the Fair Labor Standards Act (“FLSA”) and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, certified an opt-in collective action under the FLSA on behalf of hourly sales associates. Approximately 4,300 plaintiffs remain in the case. The court approved settlement of the lawsuit which it has now dismissed. The settlement amount has been paid.

In February 2016, the Company was served in a putative collective action under the Fair Labor Standards Act in Florida federal court. The case was resolved without any class being certified.
Family Dollar Active Matters
In 2008, a complaint was filed alleging discriminatory practices with respect to the pay of Family Dollar's female store managers. Among other things, the plaintiffs seek recovery of back pay, monetary and punitive remedies, interest, attorneys' fees, and equitable relief. In June 2016, the United States District Court in North Carolina ordered that the case be continued for merits discovery. The court also certified the case as a class action of approximately 30,000 current and former female store managers employed as far back as July 2002. The court stated that it could modify its order or even decertify the action in the future as the case develops. The Company believes the class action cannot be certified under the principles of Wal-Mart Stores, Inc. v. Dukes and prevailing case law. If the case remains certified, the Company believes the class can only cover Family Dollar store managers beginning in late 2006 under any circumstance. Although the Company believes that insurance is available for this matter, potential losses may materially exceed policy coverage if plaintiffs substantially prevail. The Company disagrees with plaintiffs’ claims, does not believe the class should remain certified, and will vigorously defend itself in this matter.
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
In 2014, a former employee brought a putative class action and asserted claims under PAGA alleging the Company failed to provide suitable seating to its California store employees. The case had been stayed pending a ruling by the California Supreme Court on whether a drug store retailer has an obligation to provide suitable seating to drug store cashiers. The California Supreme Court has ruled, the stay has been lifted and the parties are beginning discovery.
In 2015, former employees filed a nationwide class action in federal court in Connecticut alleging the Company had violated ERISA by overcharging employees who purchased supplemental life insurance through a Company sponsored plan. In March, 2016, the district court dismissed the lawsuit. Plaintiffs have appealed the dismissal to the Second Circuit Court of Appeals.
Family Dollar Resolved Matters
In 2008, a Multi-District Litigation forum ("MDL") was created in North Carolina federal court to handle cases alleging FLSA violations against the Company. In the first two cases, the court entered orders finding the plaintiffs were not similarly situated and, therefore, neither nationwide notice nor collective treatment under the FLSA was appropriate. Since that time, the court has granted 60 summary judgments ruling Store Managers are properly classified as exempt from overtime. The remaining plaintiffs have now signed an agreement with the Company to settle all remaining cases. The settlement agreements have been approved by the courts handling the cases and all settlement monies have been fully paid.
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
In 2014, the Company was served with a putative class action in Missouri Federal Court alleging the Company sent customers Short Message Service ("SMS") text message advertisements, without providing appropriate express written consent in violation of the Telephone Consumer Protection Act. The plaintiff has signed an agreement with the Company to settle the class action. The court has given final approval to the settlement and the settlement amount has been fully accrued.
In 2014, a former employee filed a nationwide class action in federal court in Virginia alleging the Company violated the Fair Credit Reporting Act by failing to comply with its requirements to give an individual proper notice and a reasonable time to challenge the results of a background check before taking action to deny the person employment (or terminate existing employment). The plaintiffs were seeking statutory damages of $100 to $1,000 per violation. The district court granted the Company’s motion for summary judgment in July 2016 without any liability to the Company. Plaintiffs did not appeal and this case is now resolved.
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
The following table sets forth the Company's financial assets and liabilities that are accounted for at fair value on a recurring basis:

(in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Level 1
Restricted investments	$—	$82.0	$88.0
Short-term investments	4.0	4.0	4.0
Long-term debt - secured senior notes and Acquisition Notes	3,804.8	3,754.6	3,713.8
Level 2
Restricted investments	—	—	34.0
Diesel fuel swap liabilities	—	0.8	3.5
Long-term debt - term loans	3,862.0	3,886.1	4,936.0
The Company's cash and cash equivalents are valued at cost, which approximates fair value, due to the short-term maturities of these instruments.
The fair values of the diesel fuel swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves. The curves were obtained from independent pricing services reflecting broker market quotes. As of July 30, 2016, the Company did not have any diesel fuel swaps outstanding.
The fair values of the Company's secured senior notes and Acquisition Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair values of the Company's term loans were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company's Revolving Credit Agreement approximated their fair values because the interest rates vary with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 or 26 weeks ended July 30, 2016.
7. NET INCOME (LOSS) PER SHARE
The following table sets forth the calculations of basic and diluted net income (loss) per share:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(in millions, except per share data)	2016	2015	2016	2015
Basic net income (loss) per share:
Net income (loss)	$170.2	$(98.0)	$402.8	$(28.5)
Weighted average number of shares outstanding	235.6	214.3	235.5	210.3
Basic net income (loss) per share	$0.72	$(0.46)	$1.71	$(0.14)
Diluted net income (loss) per share:
Net income (loss)	$170.2	$(98.0)	$402.8	$(28.5)
Weighted average number of shares outstanding	235.6	214.3	235.5	210.3
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	—	1.1	—
Weighted average number of shares and dilutive potential shares outstanding	236.7	214.3	236.6	210.3
Diluted net income (loss) per share	$0.72	$(0.46)	$1.70	$(0.14)

For the 13 and 26 weeks ended July 30, 2016, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding. As a result of the net losses for the 13 and 26 weeks ended August 1, 2015, diluted net income (loss) per share excludes the impact of stock options and restricted stock (as determined by applying the treasury stock method) because the effect would be anti-dilutive.
8. STOCK-BASED COMPENSATION
The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $12.5 million and $37.3 million during the 13 and 26 weeks ended July 30, 2016, respectively. Stock-based compensation expense was $9.2 million and $27.8 million during the 13 and 26 weeks ended August 1, 2015, respectively.
The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 26 weeks ended July 30, 2016. The estimated $40.2 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $4.1 million and $9.1 million of expense related to these RSUs during the 13 and 26 weeks ended July 30, 2016, respectively.
In the 26 weeks ended July 30, 2016, the Company granted 0.2 million RSUs with a fair value of $17.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2016. If the Company meets these performance targets in fiscal 2016, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $1.5 million and $10.4 million of expense related to these RSUs in the 13 and 26 weeks ended July 30, 2016, respectively.
In the 26 weeks ended July 30, 2016, the Company granted RSUs with a fair value of $3.2 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 31, 2016 and ending on February 2, 2019. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.4 million and $1.7 million of expense related to these RSUs in the 13 and 26 weeks ended July 30, 2016, respectively.
The Company recognized $5.5 million and $13.6 million of expense related to RSUs granted prior to fiscal 2016 in the 13 and 26 weeks ended July 30, 2016, respectively. For the 13 and 26 weeks ended August 1, 2015, respectively, the Company recognized $4.4 million and $10.1 million of expense related to these RSU's.
In the 26 weeks ended July 30, 2016, approximately 0.6 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. During the 26 weeks ended August 1, 2015, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. In the 13 weeks ended July 30, 2016 less than 0.1 million RSUs vested. Less than 0.1 million RSUs vested in the 13 weeks ended August 1, 2015.
Due to the Acquistion, the Company converted approximately 1.5 million Family Dollar vested and unvested options into equivalent options to purchase Dollar Tree Common Stock at the date of Acquisition and recognized $0.3 million and $1.0 million of expense related to these options during the 13 and 26 weeks ended July 30, 2016, respectively. The Company recognized $1.0 million of expense related to these options in each of the 13 and 26 weeks ended August 1, 2015. Stock options are valued using the Black-Scholes option-pricing model and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.
9. SEGMENTS
The Company operates a chain of more than 14,100 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company's operations under the "Dollar Tree" and "Dollar Tree Canada" brands, eleven distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.

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
Net sales by segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(in millions)	2016	2015	2016	2015
Net sales:
Dollar Tree	$2,387.5	$2,199.6	$4,772.0	$4,376.2
Family Dollar	2,608.8	811.6	5,310.1	811.6
Total net sales	$4,996.3	$3,011.2	$10,082.1	$5,187.8
Gross profit by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(in millions)	2016	2015	2016	2015
Gross profit:
Dollar Tree	$818.1	$749.3	$1,638.8	$1,498.2
Family Dollar	694.3	105.9	1,428.1	105.9
Total gross profit	$1,512.4	$855.2	$3,066.9	$1,604.1
Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(in millions)	2016	2015	2016	2015
Depreciation and amortization expense:
Dollar Tree	$59.3	$53.8	$116.7	$106.6
Family Dollar	102.7	37.5	207.7	37.5
Total depreciation and amortization expense	$162.0	$91.3	$324.4	$144.1
Operating income (loss) by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
(in millions)	2016	2015	2016	2015
Operating income (loss):
Dollar Tree	$262.5	$218.4	$543.1	$451.3
Family Dollar	94.7	(95.0)	232.8	(95.0)
Total operating income	$357.2	$123.4	$775.9	$356.3

Total assets by segment are as follows:

	As of
	July 30,	January 30,	August 1,
(in millions)	2016	2016	2015
Total assets:
Dollar Tree	$3,787.4	$3,472.0	$3,800.8
Family Dollar	12,542.0	12,429.2	12,764.3
Total assets	$16,329.4	$15,901.2	$16,565.1
Total goodwill by segment is as follows:

	As of
	July 30,	January 30,	August 1,
(in millions)	2016	2016	2015
Total goodwill:
Dollar Tree	$315.9	$283.6	$163.8
Family Dollar	4,707.9	4,738.1	4,819.0
Total goodwill	$5,023.8	$5,021.7	$4,982.8
Goodwill is reassigned between segments when stores are rebannered between segments. In the 26 weeks ended July 30, 2016, the Company reassigned $30.2 million of goodwill from Family Dollar to Dollar Tree as a result of rebannering.
10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
At July 30, 2016, the Company had outstanding $750.0 million principal amount of 5.25% Acquisition Notes due March 1, 2020 and $2,500.0 million principal amount of 5.75% Acquisition Notes due March 1, 2023, which are unsecured obligations of the Company and are also fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries. All of the subsidiaries, guarantor and non-guarantor are 100% owned by the parent. Supplemental condensed consolidated financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups. The Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms on August 1, 2016.

Condensed Consolidating Statements of Comprehensive Income

	13 Weeks Ended July 30, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$4,951.8	$230.3	$(185.8)	$4,996.3
Cost of sales	—	3,468.8	210.2	(195.1)	3,483.9
Gross profit	—	1,483.0	20.1	9.3	1,512.4
Selling, general and administrative
expenses	1.9	1,125.1	16.2	12.0	1,155.2
Operating income (loss)	(1.9)	357.9	3.9	(2.7)	357.2
Interest expense (income), net	72.7	16.5	(1.9)	—	87.3
Other expense, net	2.7	—	0.4	(3.1)	—
Income (loss) before income taxes	(77.3)	341.4	5.4	0.4	269.9
Income tax expense (benefit)	(30.4)	129.7	0.3	0.1	99.7
Equity in earnings of subsidiaries	(216.6)	(1.9)	—	218.5	—
Net income	169.7	213.6	5.1	(218.2)	170.2
Other comprehensive loss	(2.4)	(0.6)	(2.4)	3.1	(2.3)
Comprehensive income	$167.3	$213.0	$2.7	$(215.1)	$167.9

	13 Weeks Ended August 1, 2015
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$2,964.8	$141.0	$(94.6)	$3,011.2
Cost of sales	—	2,123.7	106.2	(73.9)	2,156.0
Gross profit	—	841.1	34.8	(20.7)	855.2
Selling, general and administrative
expenses	17.4	698.3	14.5	1.6	731.8
Operating income (loss)	(17.4)	142.8	20.3	(22.3)	123.4
Interest expense (income), net	158.8	105.6	(0.5)	—	263.9
Other expense, net	3.7	1.4	0.4	(3.8)	1.7
Income (loss) before income taxes	(179.9)	35.8	20.4	(18.5)	(142.2)
Income tax expense (benefit)	(57.2)	7.0	6.0	—	(44.2)
Equity in earnings of subsidiaries	(43.4)	(17.7)	—	61.1	—
Net income (loss)	(79.3)	46.5	14.4	(79.6)	(98.0)
Other comprehensive loss	(9.1)	—	(9.1)	9.1	(9.1)
Comprehensive income (loss)	$(88.4)	$46.5	$5.3	$(70.5)	$(107.1)

Condensed Consolidating Statements of Comprehensive Income (Continued)

	26 Weeks Ended July 30, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$9,985.2	$415.1	$(318.2)	$10,082.1
Cost of sales	—	6,958.6	370.8	(314.2)	7,015.2
Gross profit	—	3,026.6	44.3	(4.0)	3,066.9
Selling, general and administrative
expenses	3.9	2,263.1	30.8	(6.8)	2,291.0
Operating income (loss)	(3.9)	763.5	13.5	2.8	775.9
Interest expense (income), net	145.6	32.8	(3.8)	—	174.6
Other (income) expense, net	(3.0)	(0.3)	0.3	2.8	(0.2)
Income (loss) before income taxes	(146.5)	731.0	17.0	—	601.5
Income tax expense (benefit)	(64.1)	259.0	3.8	—	198.7
Equity in earnings of subsidiaries	(485.1)	(8.8)	—	493.9	—
Net income	402.7	480.8	13.2	(493.9)	402.8
Other comprehensive income	6.6	2.0	6.6	(8.6)	6.6
Comprehensive income	$409.3	$482.8	$19.8	$(502.5)	$409.4

	26 Weeks Ended August 1, 2015
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$5,099.3	$183.4	$(94.9)	$5,187.8
Cost of sales	—	3,515.9	142.0	(74.2)	3,583.7
Gross profit	—	1,583.4	41.4	(20.7)	1,604.1
Selling, general and administrative
expenses	29.4	1,188.5	28.4	1.5	1,247.8
Operating income (loss)	(29.4)	394.9	13.0	(22.2)	356.3
Interest expense (income), net	269.8	116.8	(0.4)	—	386.2
Other (income) expense, net	3.7	(1.7)	0.8	(3.7)	(0.9)
Income (loss) before income taxes	(302.9)	279.8	12.6	(18.5)	(29.0)
Income tax expense (benefit)	(106.9)	102.5	3.9	—	(0.5)
Equity in earnings of subsidiaries	(186.2)	(17.7)	—	203.9	—
Net income (loss)	(9.8)	195.0	8.7	(222.4)	(28.5)
Other comprehensive loss	(3.5)	—	(3.5)	3.5	(3.5)
Comprehensive income (loss)	$(13.3)	$195.0	$5.2	$(218.9)	$(32.0)

Condensed Consolidating Balance Sheets

	July 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,044.8	$155.4	$(107.0)	$1,093.2
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,910.6	61.2	3.3	2,975.1
Due from intercompany, net	40.5	350.1	125.6	(516.2)	—
Other current assets	3.0	380.8	(7.0)	0.3	377.1
Total current assets	43.5	4,686.3	339.2	(619.6)	4,449.4
Property, plant and equipment, net	—	3,139.1	35.1	—	3,174.2
Assets available for sale	—	13.5	—	—	13.5
Goodwill	—	4,993.2	30.6	—	5,023.8
Favorable lease rights, net	—	518.8	—	—	518.8
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.3	0.1	—	5.4
Investment in subsidiaries	8,886.3	123.2	—	(9,009.5)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,916.5	—	—	(1,916.5)	—
Other assets	—	44.2	3.8	(3.7)	44.3
Total assets	$12,372.7	$16,623.6	$597.6	$(13,264.5)	$16,329.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$145.5	$—	$—	$—	$145.5
Accounts payable	107.0	1,219.2	129.0	(103.7)	1,351.5
Due to intercompany, net	346.9	158.4	10.9	(516.2)	—
Other current liabilities	77.7	399.8	205.5	—	683.0
Total current liabilities	677.1	1,777.4	345.4	(619.9)	2,180.0
Long-term debt, net, excluding
current portion	6,838.9	316.8	—	—	7,155.7
Unfavorable lease rights, net	—	136.6	—	—	136.6
Deferred tax liabilities, net	—	1,562.8	(6.9)	0.1	1,556.0
Income taxes payable, long-term	—	73.6	—	—	73.6
Due to intercompany, net	—	1,916.5	—	(1,916.5)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	(0.3)	365.7	8.5	(3.3)	370.6
Total liabilities	7,515.7	7,864.6	347.0	(4,254.8)	11,472.5
Shareholders' equity	4,857.0	8,759.0	250.6	(9,009.7)	4,856.9
Total liabilities and equity	$12,372.7	$16,623.6	$597.6	$(13,264.5)	$16,329.4

Condensed Consolidating Balance Sheets (Continued)

	January 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$636.9	$116.5	$(17.3)	$736.1
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,850.0	51.4	(15.9)	2,885.5
Due from intercompany, net	262.2	548.3	186.4	(996.9)	—
Other current assets	1.0	308.7	0.6	—	310.3
Total current assets	263.2	4,343.9	358.9	(1,030.1)	3,935.9
Property, plant and equipment, net	—	3,089.5	36.0	—	3,125.5
Assets available for sale	—	12.1	—	—	12.1
Goodwill	—	4,993.2	28.5	—	5,021.7
Deferred tax assets, net	0.5	—	9.6	(10.1)	—
Favorable lease rights, net	—	569.4	—	—	569.4
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.5	0.3	—	5.8
Investment in subsidiaries	8,403.9	74.4	—	(8,478.3)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,930.3	—	—	(1,930.3)	—
Other assets	—	130.6	4.6	(4.4)	130.8
Total assets	$12,124.3	$16,318.6	$626.7	$(13,168.4)	$15,901.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$108.0	$—	$—	$—	$108.0
Accounts payable	17.5	1,136.3	131.2	(33.1)	1,251.9
Due to intercompany, net	582.5	369.2	45.2	(996.9)	—
Other current liabilities	84.9	433.5	204.2	—	722.6
Income taxes payable	3.8	1.9	7.2	—	12.9
Total current liabilities	796.7	1,940.9	387.8	(1,030.0)	2,095.4
Long-term debt, net, excluding
current portion	6,920.7	317.7	—	—	7,238.4
Unfavorable lease rights, net	—	149.3	—	—	149.3
Deferred tax liabilities, net	—	1,596.7	—	(10.1)	1,586.6
Due to intercompany, net	—	1,930.3	—	(1,930.3)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	—	421.0	8.0	(4.4)	424.6
Total liabilities	7,717.4	8,071.1	395.8	(4,690.0)	11,494.3
Shareholders' equity	4,406.9	8,247.5	230.9	(8,478.4)	4,406.9
Total liabilities and equity	$12,124.3	$16,318.6	$626.7	$(13,168.4)	$15,901.2

Condensed Consolidating Balance Sheets (Continued)

	August 1, 2015
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$1,576.2	$—	$112.2	$(385.9)	$1,302.5
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,780.5	59.3	(14.7)	2,825.1
Current deferred tax assets, net	0.1	79.2	6.4	(0.2)	85.5
Intercompany note receivable	17.1	—	—	(17.1)	—
Due from intercompany, net	21.6	102.3	143.1	(267.0)	—
Other current assets	39.6	273.7	(5.7)	—	307.6
Total current assets	1,654.6	3,235.7	319.3	(684.9)	4,524.7
Property, plant and equipment, net	—	3,110.2	41.7	—	3,151.9
Goodwill	—	4,952.3	30.5	—	4,982.8
Deferred tax assets, net	0.7	—	18.0	(18.7)	—
Favorable lease rights, net	—	620.8	—	—	620.8
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.7	0.7	(0.1)	6.3
Investment in subsidiaries	7,921.7	148.4	—	(8,070.1)	—
Intercompany note receivable	732.8	—	188.8	(921.6)	—
Due from intercompany, net	1,944.7	—	—	(1,944.7)	—
Other assets	—	144.1	39.2	(4.7)	178.6
Total assets	$12,254.5	$15,317.2	$638.2	$(11,644.8)	$16,565.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$83.0	$—	$—	$—	$83.0
Accounts payable	2.1	1,409.8	141.3	(400.7)	1,152.5
Due to intercompany, net	75.2	156.1	35.7	(267.0)	—
Intercompany note payable	—	—	17.1	(17.1)	—
Other current liabilities	88.9	563.7	185.2	—	837.8
Total current liabilities	249.2	2,129.6	379.3	(684.8)	2,073.3
Long-term debt, net, excluding
current portion	7,958.5	307.0	—	—	8,265.5
Unfavorable lease rights, net	—	162.4	—	—	162.4
Deferred tax liabilities, net	—	1,674.1	—	(19.0)	1,655.1
Income taxes payable, long-term	—	34.4	—	—	34.4
Due to intercompany, net	—	1,944.7	—	(1,944.7)	—
Intercompany note payable	—	921.6	—	(921.6)	—
Other liabilities	—	323.6	8.5	(4.7)	327.4
Total liabilities	8,207.7	7,497.4	387.8	(3,574.8)	12,518.1
Shareholders' equity	4,046.8	7,819.8	250.4	(8,070.0)	4,047.0
Total liabilities and equity	$12,254.5	$15,317.2	$638.2	$(11,644.8)	$16,565.1

Condensed Consolidating Statements of Cash Flows

	26 Weeks Ended July 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$51.9	$679.5	$38.6	$(89.7)	$680.3
Cash flows from investing activities:
Capital expenditures	—	(355.1)	(0.8)	—	(355.9)
Purchase of restricted investments	—	(36.1)	—	—	(36.1)
Proceeds from sale of restricted
investments	—	118.1	—	—	118.1
Other	—	1.5	—	—	1.5
Net cash used in investing activities	—	(271.6)	(0.8)	—	(272.4)
Cash flows from financing activities:
Principal payments for long-term debt	(54.0)	—	—	—	(54.0)
Proceeds from stock issued pursuant to
stock-based compensation plans	22.7	—	—	—	22.7
Cash paid for taxes on exercises/vesting of
stock-based compensation	(19.9)	—	—	—	(19.9)
Other	(0.7)	—	—	—	(0.7)
Net cash used in financing activities	(51.9)	—	—	—	(51.9)
Effect of exchange rate changes on cash and
cash equivalents	—	—	1.1	—	1.1
Net increase in cash and cash equivalents	—	407.9	38.9	(89.7)	357.1
Cash and cash equivalents at beginning of
period	—	636.9	116.5	(17.3)	736.1
Cash and cash equivalents at end of period	$—	$1,044.8	$155.4	$(107.0)	$1,093.2

Condensed Consolidating Statements of Cash Flows (continued)

	26 Weeks Ended August 1, 2015
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by (used in) operating
activities	$445.0	$498.9	$(5.4)	$(962.9)	$(24.4)
Cash flows from investing activities:
Capital expenditures	—	(164.2)	(2.8)	—	(167.0)
Acquisition of Family Dollar, net of
common stock issued, equity
compensation and cash acquired	(6,832.9)	209.5	97.8	—	(6,525.6)
Other	—	(12.3)	—	—	(12.3)
Net cash provided by (used in)
investing activities	(6,832.9)	33.0	95.0	—	(6,704.9)
Cash flows from financing activities:
Principal payments for long-term debt	—	(935.2)	—	—	(935.2)
Proceeds from long-term debt, net of
discount	8,200.0	—	—	—	8,200.0
Net intercompany note activity	(333.1)	316.0	17.1	—	—
Dividends paid	—	(577.0)	—	577.0	—
Debt-issuance costs	(88.9)	—	—	—	(88.9)
Cash paid for taxes on exercises/vesting of
stock-based compensation	(21.3)	—	—	—	(21.3)
Other	13.9	—	—	—	13.9
Net cash provided by (used in)
financing activities	7,770.6	(1,196.2)	17.1	577.0	7,168.5
Effect of exchange rate changes on cash and
cash equivalents	—	—	(0.8)	—	(0.8)
Net (decrease) increase in cash and cash
equivalents	1,382.7	(664.3)	105.9	(385.9)	438.4
Cash and cash equivalents at beginning of
period	193.5	664.3	6.3	—	864.1
Cash and cash equivalents at end of period	$1,576.2	$—	$112.2	$(385.9)	$1,302.5
11. SUBSEQUENT EVENTS
Corporate Restructuring
As part of the Company's ongoing efforts to integrate its support functions through a shared services model, in August 2016 the Company eliminated 370 positions, including 100 vacant positions, at its Family Dollar Store Support Center in Matthews, North Carolina. Related to this, the Company expects to incur pre-tax expense of approximately $6.0 million during fiscal 2016 for one-time severance-related benefits.
Debt Refinancing
On August 30, 2016, the Company entered into an amendment (the "Amendment") to the New Senior Secured Credit Facilities. The Amendment reduced the applicable interest rate margin with respect to the Term Loan A tranche of the Company's New Term Loan Facilities, which had $937.5 million outstanding immediately prior to the date of Amendment, and the Company’s New Revolving Credit Facility, which was undrawn other than letters of credit immediately prior to the date of the Amendment. The reduction in the interest rate margins was accomplished by replacing the existing Term A Loan tranche with a new Term Loan A-1 tranche and the New Revolving Credit Facility with new revolving facility commitments (the “Tranche A Revolving Credit Facility”) that, except as set forth below, have terms identical to the existing Term Loan A tranche and New Revolving Credit Facility. As a result, the total amount borrowed under the Amendment is unchanged from the total amount borrowed under the New Senior Secured Credit Facilities.
Loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.75% annually (or a base rate plus 0.75%) until the Company delivers its quarterly compliance certificate to the lenders outlining its secured net leverage ratio for the quarter ended January 28, 2017. Prior to such date, the Company will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility of 0.30% annually. Thereafter, loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.50% to 2.25% or at a base rate plus 0.50% to 1.25% and the Company will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility ranging from 0.25% to 0.375% (in each case, determined based on the Company’s secured net leverage ratio).
Commencing on January 13, 2017, loans made under the Term Loan A-1 tranche will require quarterly amortization payments of 1.25% of the original principal amount thereof until April 15, 2017 and 1.875% thereafter.
The obligations under the Term Loan A-1 tranche and the Tranche A Revolving Credit Facilities are secured by the same collateral and subject to the same guarantees as the loans under the New Senior Secured Credit Facilities.
The restrictive covenants and events of default in the Amendment are unchanged from the provisions in the New Senior Secured Credit Facilities.

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

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our distribution centers;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our expectations regarding competition and growth in our retail sector;

•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses and income taxes; and

•	the potential effect of future law changes, including qualification for exempt status under the Fair Labor Standards Act.

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

Overview
We are a leading operator of more than 14,100 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. In the 13 and 26 weeks ended July 30, 2016, only our Dollar Tree stores are included in the comparable store net sales calculation. Stores that have been rebannered are considered to be new stores and are not included in the calculation of the comparable store net sales until after the first fifteen months of operation under the new banner.
At July 30, 2016, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 26 weeks ended July 30, 2016 and August 1, 2015 is as follows (Family Dollar's beginning amounts for the 26 weeks ended August 1, 2015 are as of the July 6, 2015 Acquisition Date):

	26 Weeks Ended
	July 30, 2016			August 1, 2015
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	5,954	7,897	13,851	5,367	8,284	13,651
New stores	211	116	327	219	15	234
Rebannered stores	41	(54)	(13)	4	(18)	(14)
Closings	(22)	(14)	(36)	(7)	—	(7)
Ending	6,184	7,945	14,129	5,583	8,281	13,864
Relocations	43	75	118	37	13	50

Selling Square Feet (in millions):
Beginning	51.3	57.1	108.4	46.5	59.9	106.4
New stores	1.7	0.8	2.5	1.8	0.1	1.9
Rebannered stores	0.3	(0.4)	(0.1)	—	(0.1)	(0.1)
Closings	(0.1)	(0.1)	(0.2)	(0.1)	—	(0.1)
Relocations	0.1	0.1	0.2	0.1	—	0.1
Ending	53.3	57.5	110.8	48.3	59.9	108.2
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened during the 26 weeks ended July 30, 2016 was approximately 8,100 selling square feet for the Dollar Tree segment and 7,100 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.
For the 13 weeks ended July 30, 2016, comparable store net sales increased 1.1% due to increased customer traffic and higher average ticket. We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended July 30, 2016, and we continued the rollout of frozen and refrigerated merchandise to more of our Dollar Tree stores. At July 30, 2016, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 4,560 stores compared to approximately 3,875 stores at August 1, 2015. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, the Dollar Tree segment accepts food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 5,860 qualified stores compared to approximately 5,210 stores at August 1, 2015.
The Department of Labor, under the Fair Labor Standards Act, enacted changes to overtime regulations that take effect on December 1, 2016. The changes require store managers and certain other associates to be paid no less than a specified salary in order to be exempt from the overtime requirements. We continue to analyze our alternatives to address these changes. Our current estimate is that these changes will have a potential impact of $0.03 to $0.04 per share in our fourth quarter.
Results of Operations
13 Weeks Ended July 30, 2016 Compared to the 13 Weeks Ended August 1, 2015
Net Sales. Net sales increased $1,985.1 million, or 65.9%, compared with last year's second quarter, resulting from an incremental $1,797.2 million of net sales from Family Dollar in the 13 weeks ended July 30, 2016 due to nine additional weeks of operations in the second quarter of 2016 compared to the second quarter of 2015, sales in the Dollar Tree segment's new stores and increased comparable store sales. Comparable store sales increased 1.2% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year second quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 1.1% due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $657.2 million or 76.8%, to $1,512.4 million in the second quarter of 2016 compared to $855.2 million in the second quarter of 2015. The dollar increase in gross profit was primarily driven by $588.4 million of incremental gross profit for Family Dollar, due to the additional nine weeks of operations in the second quarter of 2016 compared to the second quarter of 2015, as well as higher sales for Dollar Tree. Gross profit margin increased to 30.3% in the current quarter from 28.4% in the same quarter last year. The increase in gross profit margin in the current year's second quarter is due to Family Dollar's cost of sales in the prior year's second quarter including $60.0 million of markdown expense related to sku rationalization and planned liquidations. Our gross profit margin is negatively impacted in the current year by the inclusion of nine additional weeks of Family Dollar's lower-margin product mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,155.2 million in the second quarter of 2016 from $731.8 million in the same quarter last year, an increase of $423.4 million or 57.9%. The increase was primarily due to an incremental $398.6 million of expense for Family Dollar due to the additional nine weeks of operations in the second quarter of 2016 compared to the second quarter of 2015. In the second quarter of 2015 we incurred $17.7 million or 55 basis points of acquisition expenses. As a percentage of sales, selling, general and administrative expenses decreased to 23.1% in the second quarter of 2016 from 24.3% in the same quarter last year. Excluding acquisition costs, the selling, general and administrative rate for the second quarter as a percentage of sales decreased 60 basis points to 23.1% from 23.7% as a result of lower payroll and operating and corporate expenses, as a percentage of sales, partially offset by higher store repairs and maintenance expenses and depreciation expense.
Operating Income. Operating income for the current quarter increased to $357.2 million compared with $123.4 million in the same quarter last year. Operating income margin increased to 7.1% in the current quarter from 4.1% in last year's quarter. This increase in operating income is the result of an incremental $189.7 million of operating income in the Family Dollar segment, due to the additional nine weeks of operations in the second quarter of 2016 compared to the second quarter of 2015, and a $44.1 million increase in operating income in the Dollar Tree segment. The increase in operating income margin is a result of the prior year's second quarter including unusually high markdowns related to sku rationalization and planned liquidations, amortization of intangible assets and higher depreciation expense as a result of purchase accounting in the Family Dollar segment.
Interest expense, net. Interest expense, net was $87.3 million in the second quarter of 2016 compared to $263.9 million in the prior year quarter. The prior year quarter included an $89.5 million breakage fee related to the prepayment of the Senior Notes and the following costs related to the Term Loan B refinancing in the second quarter of 2015: a $39.5 million prepayment fee, a $17.4 million write-off of the original issuance discount and a $5.9 million write-off of deferred financing costs. In addition, during the fourth quarter of 2015, we prepaid $1.0 billion of Term Loan B-1 principal which results in lower interest expense in 2016. The second quarter of 2016 also includes higher interest rates and higher amortization of deferred financing costs related to the debt entered into to finance the Acquisition compared with the second quarter of 2015.
Income Taxes. Our effective tax rate for the 13 weeks ended July 30, 2016 was 36.9% compared to a benefit of 31.1% for the 13 weeks ended August 1, 2015. The increase is primarily attributable to a pre-tax loss in the second quarter of 2015.

26 Weeks Ended July 30, 2016 Compared to the 26 Weeks Ended August 1, 2015
Net Sales. Net sales in the first half of 2016 increased $4,894.3 million, or 94.3%, compared with the first half of 2015, resulting from $4,498.5 million of incremental net sales from Family Dollar due to 22 additional weeks of operations in the first half of 2016 compared to the first half of 2015, sales in the Dollar Tree segment's new stores and increased comparable store sales. Comparable store sales increased 1.7% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the first half of 2016 comparable store sales in Canada using the currency exchange rates in effect for the first half of the prior year. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 1.6% due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $1,462.8 million or 91.2%, to $3,066.9 million in the 26 weeks ended July 30, 2016 compared to $1,604.1 million for the 26 weeks ended August 1, 2015. The dollar increase in gross profit was primarily driven by $1,322.2 million of incremental gross profit for Family Dollar, due to an additional 22 weeks of operations in the first half of 2016 compared to the first half of 2015, as well as higher sales for Dollar Tree. Gross profit margin decreased to 30.4% in the first half of 2016 from 30.9% in the first half of 2015 as a result of our gross profit margin being negatively impacted by the overall lower-margin product mix for the Family Dollar segment and the current year including an additional 22 weeks of operations. Included in Family Dollar's cost of sales in the prior year was $60.0 million of markdown expense related to sku rationalization and planned liquidations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 26 weeks ended July 30, 2016 increased to $2,291.0 million from $1,247.8 million in the same period last year, an increase of $1,043.2 million or 83.6%. The increase was primarily due to an incremental $994.4 million of expense for Family Dollar due to the 22 additional weeks of operations in the first half of 2016 compared to the first half of 2015. As a percentage of sales, selling, general and administrative expenses decreased to 22.7% in the 26 weeks ended July 30, 2016 from 24.1% in the same period last year. In the 26 weeks ended August 1, 2015, we incurred $28.1 million or 50 basis points of acquisition expenses. Excluding acquisition costs, the selling, general and administrative rate for the 26 weeks ended July 30, 2016 as a percentage of sales decreased 80 basis points to 22.7% from 23.5% as a result of lower payroll and operating and corporate expenses, as a percentage of sales, partially offset by higher store repairs and maintenance and depreciation expenses.
Operating Income. Operating income for the 26 weeks ended July 30, 2016 increased to $775.9 million compared with $356.3 million in the same period last year. Operating income margin increased to 7.7% in the first half of 2016 from 6.9% in the first half of 2015. This increase in operating income is the result of an incremental $327.8 million of operating income in the Family Dollar segment, due to the additional 22 weeks of operations in the first half of 2016 compared to the first half of 2015, and a $91.8 million increase in operating income in the Dollar Tree segment. In the prior year, the Family Dollar segment incurred an operating loss of $95.0 million primarily as a result of unusually high markdowns related to sku rationalization and planned liquidations.
Interest expense, net. Interest expense, net was $174.6 million in the first half of 2016 compared to $386.2 million in the first half of the prior year. The first half of the prior year included an $89.5 million breakage fee related to the prepayment of the Senior Notes and the following costs related to the Term Loan B refinancing in the second quarter of 2015: a $39.5 million prepayment fee, a $17.4 million write-off of the original issuance discount and a $5.9 million write-off of deferred financing costs. In addition, during the fourth quarter of 2015, we prepaid $1.0 billion of Term Loan B-1 principal which results in lower interest expense in 2016. The first half of 2016 also includes higher interest rates and higher amortization of deferred financing costs related to the debt entered into to finance the Acquisition compared with the first half of 2015.
Income Taxes. Our effective tax rate for the 26 weeks ended July 30, 2016 was 33.0% compared to a benefit of 1.7% for the 26 weeks ended August 1, 2015. The increase in the tax rate is primarily the result of the pre-tax loss in 2015 slightly offset by the effect of a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes, the adoption of the new ASU under which the incremental tax benefit recognized upon RSU vesting is recorded in income tax expense and an increase in work opportunity tax credits in relation to income.

Segment Information
We operate a chain of more than 14,100 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the "Dollar Tree" and "Dollar Tree Canada" brands, eleven distribution centers in the United States and two in Canada and a Store Support Center in Chesapeake, Virginia.
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
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,387.5		$2,199.6		$4,772.0		$4,376.2
Gross profit	818.1	34.3%	749.3	34.1%	1,638.8	34.3%	1,498.2	34.2%
Operating income	262.5	11.0%	218.4	9.9%	543.1	11.4%	451.3	10.3%
Net sales for Dollar Tree increased 8.5% and 9.0% for the 13 and 26 weeks ended July 30, 2016, respectively, as compared to the same periods last year. The increase was due to sales from new stores and comparable store sales increases of 1.2% and 1.7% on a constant currency basis for the 13 and 26 weeks ended July 30, 2016, respectively.
Gross profit margin for Dollar Tree for the 13 weeks ended July 30, 2016 increased to 34.3% compared to 34.1% for the 13 weeks ended August 1, 2015. Gross profit margin for Dollar Tree for the 26 weeks ended July 30, 2016 increased to 34.3% compared to 34.2% for the same period last year. Variances in gross profit for the 13 and 26 weeks include:

•	lower merchandise cost due to favorable freight costs and higher initial mark-on;

•	higher distribution and occupancy costs as a percentage of net sales.
Operating income margin for Dollar Tree increased to 11.0% for the 13 weeks ended July 30, 2016 as compared to 9.9% for the same period last year. Operating income margin for Dollar Tree for the 26 weeks ended July 30, 2016 increased to 11.4% compared to 10.3% for the same period last year. Excluding acquisition costs of $16.5 million or 80 basis points in the 13 weeks ended August 1, 2015 and $26.9 million or 60 basis points for the 26 weeks ended August 1, 2015, operating income margin was 11.0% and 10.7% for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively, and 11.4% and 10.9% for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. Excluding acquisition costs, the increase in operating income margin in the 13 weeks ended July 30, 2016 was the result of higher gross profit margin and lower selling, general and administrative expenses due to lower legal fees partly offset by higher store repairs and maintenance expenses. Excluding acquisition costs, the increase in operating income margin in the 26 weeks ended July 30, 2016 was due to higher gross profit margin and lower selling, general and administrative expenses driven by lower payroll and legal fees as a percentage of sales partially offset by higher repairs and maintenance expenses as a percentage of sales.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,608.8		$811.6		$5,310.1		$811.6
Gross profit	694.3	26.6%	105.9	13.0%	1,428.1	26.9%	105.9	13.0%
Operating income	94.7	3.6%	(95.0)	(11.7)%	232.8	4.4%	(95.0)	(11.7)%
Net sales for Family Dollar increased $1,797.2 million or 221.4% and $4,498.5 million or 554.3% for the 13 and 26 weeks ended July 30, 2016, respectively, as compared to the same periods last year. The increase was due to 2016 including 13 and 26 weeks of operations compared to four weeks in 2015 due to the Acquisition Date being four weeks prior to the end of the 13 weeks ended August 1, 2015.
Gross profit for Family Dollar increased $588.4 million or 555.6% for the 13 weeks ended July 30, 2016 and $1,322.2 million or 1,248.5% for the 26 weeks ended July 30, 2016. The increased dollar amount was due to nine and 22 additional weeks of operations for the 13 and 26 weeks ended July 30, 2016, respectively compared to the 13 and 26 weeks ended August 1, 2015. Gross profit margin was negatively impacted in 2015 due to $60.0 million of markdown expense related to sku rationalization and planned liquidations.
Operating income for Family Dollar increased $189.7 million and $327.8 million for the 13 and 26 weeks ended July 30, 2016, respectively. The increased dollar amount was due to nine and 22 additional weeks of operations for the 13 and 26 weeks ended July 30, 2016, respectively compared to the 13 and 26 weeks ended August 1, 2015. In the prior year, the Family Dollar segment incurred an operating loss of $95.0 million primarily as a result of $60 million of markdown expense related to sku rationalization and planned liquidations.
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
The following table compares cash-flow related information for the 26 weeks ended July 30, 2016 and August 1, 2015:

	26 Weeks Ended
	July 30,	August 1,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$680.3	$(24.4)
Investing activities	(272.4)	(6,704.9)
Financing activities	(51.9)	7,168.5
Net cash provided by operating activities increased $704.7 million due primarily to increases in net income, net of depreciation and amortization and increases in other current liabilities and income taxes payable offset by an increase in inventory.
Net cash used in investing activities decreased $6.4 billion primarily due to cash used for the Acquisition in 2015.
Net cash provided by financing activities decreased $7.2 billion compared with the prior year, primarily due to debt proceeds in 2015 received to finance the Acquisition partially offset by higher principal payments on long-term debt in 2015.
At July 30, 2016, our total borrowings were $7,411.5 million and we had $1,066.7 million available under our revolving credit facility. We also have $360.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $269.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 30, 2016.
There were no shares repurchased on the open market during the 26 weeks ended July 30, 2016 and August 1, 2015. As of July 30, 2016, we had $1.0 billion remaining under Board repurchase authorization.

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
Interest Rate Risk
In conjunction with the Acquisition, we entered into new financing arrangements. Borrowings under the Term Loan A bear interest based on LIBOR plus 2.25% and borrowings under Term Loan B-1 bear interest at the higher of LIBOR plus 2.75% or 3.50%. As such, these debt instruments expose us to market risk for changes in interest rates. As of July 30, 2016, approximately 43% of our total debt includes variable interest rates. However, the terms of the Term Loan B-1 limit our exposure to short-term interest rate fluctuations due to the existence of the interest rate floor of 3.50%. As current monthly LIBOR rates plus the 2.75% spread are below the interest rate floor of 3.50%, Term Loan B-1 effectively has a fixed interest rate unless monthly LIBOR rates were to increase above 0.75%. A 1.0% increase in the LIBOR rate would result in an annual increase in interest expense related to our variable rate debt of $26.3 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 30, 2016, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended July 30, 2016 the Company did not repurchase any shares of common stock on the open market. As of July 30, 2016, we had $1.0 billion remaining under Board repurchase authorization.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.
Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 20, 2013) (Exhibit 3.1 to the Company's June 20, 2013 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc. (as amended, effective June 16, 2016) (filed herewith)

10.1	First Amendment to 2011 Omnibus Incentive Plan (filed herewith)*

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification required under Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management Contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	September 2, 2016	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)