Form 10-Q
period 2016-10-29
DOLLAR TREE INC
filed 2016-12-06
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2016
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

As of November 29, 2016, there were 236,071,417 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(in millions, except per share data)	2016	2015	2016	2015
Net sales	$5,001.6	$4,945.2	$15,083.7	$10,133.1
Cost of sales	3,481.1	3,545.2	10,496.3	7,129.0
Gross profit	1,520.5	1,400.0	4,587.4	3,004.1
Selling, general and administrative expenses	1,178.1	1,176.3	3,469.1	2,424.2
Operating income	342.4	223.7	1,118.3	579.9
Interest expense, net	112.1	98.4	286.7	484.6
Other (income) expense, net	0.1	0.6	(0.1)	(0.4)
Income before income taxes	230.2	124.7	831.7	95.7
Income tax expense	58.6	42.8	257.3	42.3
Net income	$171.6	$81.9	$574.4	$53.4
Basic net income per share	$0.73	$0.35	$2.44	$0.24
Diluted net income per share	$0.72	$0.35	$2.43	$0.24
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(in millions)	2016	2015	2016	2015
Net income	$171.6	$81.9	$574.4	$53.4

Foreign currency translation adjustments	(2.4)	0.1	4.2	(3.5)

Total comprehensive income	$169.2	$82.0	$578.6	$49.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$733.8	$736.1	$1,106.9
Short-term investments	4.0	4.0	4.0
Merchandise inventories, net	3,273.9	2,885.5	3,185.3
Current deferred tax assets, net	—	—	96.6
Other current assets	330.7	310.3	235.2
Total current assets	4,342.4	3,935.9	4,628.0
Property, plant and equipment, net of accumulated depreciation of $2,567.3, $2,172.0 and $2,026.7, respectively	3,176.3	3,125.5	3,141.0
Assets available for sale	11.6	12.1	10.1
Goodwill	5,022.9	5,021.7	5,024.1
Deferred tax assets, net	—	—	19.2
Favorable lease rights, net	493.8	569.4	595.0
Tradename intangible asset	3,100.0	3,100.0	3,100.0
Other intangible assets, net	5.2	5.8	6.1
Other assets	42.8	130.8	175.5
Total assets	$16,195.0	$15,901.2	$16,699.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$145.8	$108.0	$95.5
Accounts payable	1,266.4	1,251.9	1,259.3
Other current liabilities	722.0	722.6	785.3
Income taxes payable	—	12.9	21.1
Total current liabilities	2,134.2	2,095.4	2,161.2
Long-term debt, net, excluding current portion	6,938.0	7,238.4	8,248.0
Unfavorable lease rights, net	130.2	149.3	155.5
Deferred tax liabilities, net	1,495.5	1,586.6	1,634.7
Income taxes payable, long-term	72.3	71.4	33.9
Other liabilities	377.1	353.2	323.5
Total liabilities	11,147.3	11,494.3	12,556.8
Commitments and contingencies
Shareholders' equity	5,047.7	4,406.9	4,142.2
Total liabilities and shareholders' equity	$16,195.0	$15,901.2	$16,699.0

Common shares outstanding	236.0	235.0	234.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 29,	October 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$574.4	$53.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	481.8	312.5
Provision for deferred taxes	(91.1)	(67.4)
Amortization of debt discount and debt-issuance costs	39.5	9.8
Other non-cash adjustments to net income	58.6	47.2
Changes in operating assets and liabilities	(407.9)	(384.5)
Net cash provided by (used in) operating activities	655.3	(29.0)
Cash flows from investing activities:
Capital expenditures	(451.5)	(336.5)
Acquisition of Family Dollar, net of common stock issued, equity compensation and cash acquired	—	(6,527.7)
Purchase of restricted investments	(36.1)	(12.0)
Proceeds from sale of restricted investments	118.1	—
Proceeds from (payments for) fixed asset disposition	1.2	(0.4)
Net cash used in investing activities	(368.3)	(6,876.6)
Cash flows from financing activities:
Principal payments for long-term debt	(3,258.5)	(956.0)
Proceeds from long-term debt, net of discount	2,962.5	8,200.0
Debt-issuance costs	(6.1)	(90.0)
Repayments of revolving credit facility	(140.0)	—
Proceeds from revolving credit facility	140.0	—
Proceeds from stock issued pursuant to stock-based compensation plans	33.3	6.2
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.2)	(21.5)
Tax benefit of exercises/vesting of stock-based compensation	—	10.2
Net cash provided by (used in) financing activities	(290.0)	7,148.9
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.5)
Net increase (decrease) in cash and cash equivalents	(2.3)	242.8
Cash and cash equivalents at beginning of period	736.1	864.1
Cash and cash equivalents at end of period	$733.8	$1,106.9
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$302.8	$443.2
Income taxes	$399.1	$133.7
Non-cash transactions:
Accrued capital expenditures	$71.5	$34.3
Acquisition cost paid in common stock	$—	$2,272.4
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 30, 2016 contained in the Company's Annual Report on Form 10-K filed March 28, 2016. The results of operations for the 13 and 39 weeks ended October 29, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2017.
In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 29, 2016 and October 31, 2015 and the results of its operations and cash flows for the periods presented. The January 30, 2016 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
In the first quarter of 2016, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update provides for simplification of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. Under the update, the excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes should be recognized as income tax expense or benefit in the reporting period in which they occur. Previously, the excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. This amendment has been adopted by the Company on a prospective basis. The update also provides that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. This amendment has been adopted by the Company on a prospective transition method basis. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Previously, no guidance was provided for cash flow classification of cash paid for tax-withholding purposes for shares withheld for tax purposes. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, $21.5 million was reclassified in the accompanying Condensed Consolidated Statements of Cash Flows from "Changes in operating assets and liabilities" to "Cash paid for taxes on exercises/vesting of stock-based compensation" for the 39 weeks ended October 31, 2015. Under the update, an entity can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. All amendments of the update have been adopted for all periods beginning on or after January 31, 2016. The effect of the adoption of ASU No. 2016-09 on Retained earnings was not material.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update will replace existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB deferred the effective date of the new standard to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date for public business entities (interim and annual reporting periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December

15, 2018. Early adoption is permitted. The Company is currently finalizing its implementation plan and evaluating the impact of the new pronouncement on its consolidated financial statements.
2. ACQUISITION
No adjustments to the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date of July 6, 2015 were recorded in fiscal 2016. The measurement period closed during the second quarter of 2016.
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
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisition as if it had occurred on February 2, 2014:

Pro Forma - Unaudited
39 Weeks Ended
(in millions, except per share data)	October 31, 2015
Net sales	$14,417.3
Net income	$289.3
Basic net income per share	$1.23
Diluted net income per share	$1.23
The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.
The unaudited pro forma results do not reflect events that either have occurred or may occur after the Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that the Company incurred in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention and severance costs, potential asset impairments, or product rationalization charges. Material non-recurring adjustments excluded from the pro forma financial information above consist of the effects of the divested stores and the step-up of Family Dollar inventory to its fair value. Acquisition expenses totaled $11.8 million and $38.7 million in the 13 and 39 weeks ended October 31, 2015, respectively.
For more detailed discussions of the Acquisition, please see "Note 2 - Acquisition" of "Item 8. Financial Statements and Supplementary Data" and the "Acquisition” section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K filed March 28, 2016.
3. LONG-TERM DEBT
Acquisition Notes
In 2015, the Company completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 Notes,” and together with the 2020 Notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. On August 1, 2016, the Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms. The Acquisition Notes are fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of the Company’s subsidiaries which guarantee the obligations under the Company’s senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
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
The restriction in the indentures on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the indentures, no greater than 3.50 to 1.00. As of October 29, 2016, the Company's consolidated total net leverage ratio, as defined in the indentures, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the indentures do not restrict the ability of the Company to pay dividends.
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
The restriction in the New Senior Secured Credit Facilities on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of October 29, 2016, the Company's consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict the ability of the Company to pay dividends.
On August 30, 2016, the Company entered into an amendment (the "Third Amendment") to the New Senior Secured Credit Facilities. The Third Amendment reduced the applicable interest rate margin with respect to the Term Loan A tranche of the Company's New Term Loan Facilities, which had $937.5 million outstanding immediately prior to the date of the Third Amendment, and the Company’s New Revolving Credit Facility, which was undrawn other than letters of credit immediately prior to the date of the Third Amendment. The reduction in the interest rate margins was accomplished by replacing the existing Term Loan A tranche with a new Term Loan A-1 tranche and the New Revolving Credit Facility with new revolving facility commitments (the “Tranche A Revolving Credit Facility”) that, except as set forth below, have terms identical to the existing Term Loan A tranche and New Revolving Credit Facility. As a result, the total amount borrowed under the Third Amendment was unchanged from the total amount borrowed under the New Senior Secured Credit Facilities.
Loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.75% annually (or a base rate plus 0.75%) until the Company delivers its quarterly compliance certificate to the lenders outlining its secured net leverage ratio for the quarter ended January 28, 2017. Prior to that date, the Company will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility of 0.30% annually. After January 28, 2017, loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.50% to 2.25% or at a base rate plus 0.50% to 1.25% and the Company will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility ranging from 0.25% to 0.375% (in each case, determined based on the Company’s secured net leverage ratio).
Beginning on January 13, 2017, loans made under the Term Loan A-1 tranche will require quarterly amortization payments of 1.25% of the original principal amount until April 15, 2017 and 1.875% after April 15, 2017.

The restrictive covenants and events of default in the Third Amendment are unchanged from the provisions in the New Senior Secured Credit Facilities.
On September 22, 2016, the Company entered into an amendment (the "Fourth Amendment") to the New Senior Secured Credit Facilities. The Fourth Amendment provided for an additional $1,275.0 million in additional principal amounts under the Term Loan A-1 tranche and $750.0 million in total principal amount of Term B-3 Loans. The proceeds of the additional loans under the Term Loan A-1 tranche and the Term B-3 Loans were used to prepay the $2,025.0 million of existing Term B-1 Loans. In addition, the Company used $242.0 million of cash on hand to prepay the remainder of the Term B-1 Loans.
The additional loans under the Term Loan A-1 tranche have terms identical to the Term Loan A-1 tranche made under the Third Amendment to the New Senior Secured Credit Facilities. The Term B-3 Loans have terms identical to the Term B-1 Loans under the New Senior Secured Credit Facilities, except as set forth below.
The Term B-3 Loans will bear interest at LIBOR plus 2.50% annually (or a base rate plus 1.50%).
Beginning on January 13, 2017, the Term B-3 Loans will require quarterly amortization payments of 0.25% of the original principal amount until maturity.
The obligations and additional loans under the Tranche A Revolving Credit Facilities, the Term Loan A-1 tranche and the Term B-3 Loans are secured by the same collateral and subject to the same guarantees as the other classes of loans under the New Senior Secured Credit Facilities. The restrictive covenants and events of default in the Fourth Amendment are substantially the same as the provisions in the New Senior Secured Credit Facilities.
In connection with the Third Amendment and Fourth Amendment to the New Senior Secured Credit Facilities, the Company accelerated the expensing of approximately $26.6 million of amortizable non-cash deferred financing costs and expensed approximately $2.6 million in transaction-related costs.
Debt Covenants
As of October 29, 2016, the Company was in compliance with its debt covenants.
4. INCOME TAXES
The Company's effective tax rate was 25.5% for the 13 weeks ended October 29, 2016 compared with 34.3% for the 13 weeks ended October 31, 2015 and 30.9% for the 39 weeks ended October 29, 2016 compared with 44.2% for the 39 weeks ended October 31, 2015. On August 2, 2016, the state of North Carolina announced that it would lower its corporate income tax rate from 4% to 3% for tax years beginning on or after January 1, 2017. This change in North Carolina’s statutory rate significantly decreased the deferred tax liability related to the trade name intangible asset and resulted in a $21.4 million decrease in tax expense in the third quarter of 2016. The effective tax rate for the 39 weeks ended October 29, 2016 is impacted by the change in North Carolina's corporate income tax rate, a one-time election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes and the adoption of ASU No. 2016-09 under which the incremental tax benefit recognized upon RSU vesting is recorded in income tax expense.
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
In July 2016, a former non-exempt sales associate filed in federal court in Arkansas a putative nationwide collective action alleging the Company forced sales associates and assistant store managers to work off the clock while clocked out for meal breaks and, as a result, underpaid regular and overtime pay. In September 2016, the court granted the Company’s motion to compel arbitration.
In October 2016, a former employee filed a PAGA representative action in California state court alleging the Company failed to provide California employees information concerning the amount of sick leave available to them.
Dollar Tree Resolved Matters
In 2011, an assistant store manager and an hourly associate filed a collective action against the Company alleging they were forced to work off the clock in violation of the Fair Labor Standards Act (“FLSA”) and state law. A federal judge in Virginia ruled that all claims made on behalf of assistant store managers under both the FLSA and state law should be dismissed. The court, however, certified an opt-in collective action under the FLSA on behalf of hourly sales associates. Approximately 4,300 plaintiffs remained in the case. The court approved settlement of the lawsuit which it has now dismissed. The settlement amount has been paid.
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
In 2013, plaintiffs filed a claim in Massachusetts seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The plaintiffs have signed an agreement with the Company to settle the class action. The court approved the settlement and the settlement amount has been paid.
In 2014, the Company was served with a putative class action in Missouri Federal Court alleging the Company sent customers Short Message Service ("SMS") text message advertisements, without providing appropriate express written consent in violation of the Telephone Consumer Protection Act. The plaintiff signed an agreement with the Company to settle the class action. The court approved the settlement and the settlement amount has been paid.
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

The following table sets forth the Company's financial assets and liabilities that are accounted for at fair value on a recurring basis:

(in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Level 1
Restricted investments	$—	$82.0	$82.4
Short-term investments	4.0	4.0	4.0
Long-term debt - Secured Senior Notes and Acquisition Notes	3,754.4	3,754.6	3,728.0
Level 2
Restricted investments	—	—	34.0
Diesel fuel swap liabilities	—	0.8	2.3
Long-term debt - term loans	3,617.6	3,886.1	4,921.1
The Company's cash and cash equivalents are valued at cost, which approximates fair value, due to the short-term maturities of these instruments.
The fair values of the diesel fuel swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves. The curves were obtained from independent pricing services reflecting broker market quotes. As of October 29, 2016, the Company did not have any diesel fuel swaps outstanding.
The fair values of the Company's Secured Senior Notes and Acquisition Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair values of the Company's term loans were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company's Tranche A Revolving Credit Facility approximated their fair values because the interest rates vary with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 or 39 weeks ended October 29, 2016.
7. NET INCOME PER SHARE
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(in millions, except per share data)	2016	2015	2016	2015
Basic net income per share:
Net income	$171.6	$81.9	$574.4	$53.4
Weighted average number of shares outstanding	235.8	234.7	235.6	218.4
Basic net income per share	$0.73	$0.35	$2.44	$0.24
Diluted net income per share:
Net income	$171.6	$81.9	$574.4	$53.4
Weighted average number of shares outstanding	235.8	234.7	235.6	218.4
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	1.0	1.1	1.0
Weighted average number of shares and dilutive potential shares outstanding	236.9	235.7	236.7	219.4
Diluted net income per share	$0.72	$0.35	$2.43	$0.24

For the 13 and 39 weeks ended October 29, 2016 and October 31, 2015, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
8. STOCK-BASED COMPENSATION
The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $11.4 million and $48.7 million during the 13 and 39 weeks ended October 29, 2016, respectively. Stock-based compensation expense was $10.5 million and $38.3 million during the 13 and 39 weeks ended October 31, 2015, respectively.
The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 39 weeks ended October 29, 2016. The estimated $40.2 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $3.0 million and $12.1 million of expense related to these RSUs during the 13 and 39 weeks ended October 29, 2016, respectively.
In the 39 weeks ended October 29, 2016, the Company granted 0.2 million RSUs with a fair value of $17.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2016. If the Company meets these performance targets in fiscal 2016, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.6 million and $11.0 million of expense related to these RSUs in the 13 and 39 weeks ended October 29, 2016, respectively.
In the 39 weeks ended October 29, 2016, the Company granted RSUs with a fair value of $3.2 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 31, 2016 and ending on February 2, 2019. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.1 million and $1.8 million of expense related to these RSUs in the 13 and 39 weeks ended October 29, 2016, respectively.
The Company recognized $5.0 million and $18.6 million of expense related to RSUs granted prior to fiscal 2016 in the 13 and 39 weeks ended October 29, 2016, respectively. For the 13 and 39 weeks ended October 31, 2015, respectively, the Company recognized $4.4 million and $14.5 million of expense related to these RSU's.
In the 39 weeks ended October 29, 2016, approximately 0.6 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. During the 39 weeks ended October 31, 2015, approximately 0.7 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. In the 13 weeks ended October 29, 2016 less than 0.1 million RSUs vested. Less than 0.1 million RSUs vested in the 13 weeks ended October 31, 2015.
Due to the Acquistion, the Company converted approximately 1.5 million Family Dollar vested and unvested options into equivalent options to purchase Dollar Tree Common Stock at the date of Acquisition and recognized $1.1 million and $2.1 million of expense related to these options during the 13 and 39 weeks ended October 29, 2016, respectively. The Company recognized $1.9 million and $3.0 million of expense related to these options during the 13 and 39 weeks ended October 31, 2015. Stock options are valued using the Black-Scholes option-pricing model and compensation cost is recognized on a straight-line basis over the requisite service period.
9. SEGMENTS
The Company operates a chain of more than 14,200 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
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
Net sales by segment are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(in millions)	2016	2015	2016	2015
Net sales:
Dollar Tree	$2,466.9	$2,271.7	$7,238.9	$6,648.0
Family Dollar	2,534.7	2,673.5	7,844.8	3,485.1
Total net sales	$5,001.6	$4,945.2	$15,083.7	$10,133.1
Gross profit by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(in millions)	2016	2015	2016	2015
Gross profit:
Dollar Tree	$857.3	$772.2	$2,496.2	$2,270.4
Family Dollar	663.2	627.8	2,091.2	733.7
Total gross profit	$1,520.5	$1,400.0	$4,587.4	$3,004.1
Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(in millions)	2016	2015	2016	2015
Depreciation and amortization expense:
Dollar Tree	$61.3	$55.9	$178.1	$162.6
Family Dollar	96.5	112.8	304.2	150.2
Total depreciation and amortization expense	$157.8	$168.7	$482.3	$312.8
Operating income (loss) by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
(in millions)	2016	2015	2016	2015
Operating income (loss):
Dollar Tree	$286.0	$224.8	$829.2	$676.0
Family Dollar	56.4	(1.1)	289.1	(96.1)
Total operating income	$342.4	$223.7	$1,118.3	$579.9

Total assets by segment are as follows:

	As of
	October 29,	January 30,	October 31,
(in millions)	2016	2016	2015
Total assets:
Dollar Tree	$3,932.2	$3,472.0	$4,136.1
Family Dollar	12,262.8	12,429.2	12,562.9
Total assets	$16,195.0	$15,901.2	$16,699.0
Total goodwill by segment is as follows:

	As of
	October 29,	January 30,	October 31,
(in millions)	2016	2016	2015
Total goodwill:
Dollar Tree	$340.1	$283.6	$251.4
Family Dollar	4,682.8	4,738.1	4,772.7
Total goodwill	$5,022.9	$5,021.7	$5,024.1
Goodwill is reassigned between segments when stores are rebannered between segments. In the 39 weeks ended October 29, 2016, the Company reassigned $55.3 million of goodwill from Family Dollar to Dollar Tree as a result of rebannering.
10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
At October 29, 2016, the Company had outstanding $750.0 million principal amount of 5.25% Acquisition Notes due March 1, 2020 and $2,500.0 million principal amount of 5.75% Acquisition Notes due March 1, 2023, which are unsecured obligations of the Company and are also fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries. All of the subsidiaries, guarantor and non-guarantor are 100% owned by the parent. Supplemental condensed consolidated financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups. The Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms on August 1, 2016.

Condensed Consolidating Statements of Comprehensive Income

	13 Weeks Ended October 29, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$4,931.4	$223.3	$(153.1)	$5,001.6
Cost of sales	—	3,427.3	153.2	(99.4)	3,481.1
Gross profit	—	1,504.1	70.1	(53.7)	1,520.5
Selling, general and administrative expenses	2.0	1,160.2	65.2	(49.3)	1,178.1
Operating income (loss)	(2.0)	343.9	4.9	(4.4)	342.4
Interest expense (income), net	96.9	17.2	(1.9)	(0.1)	112.1
Other (income) expense, net	4.6	(0.2)	0.3	(4.6)	0.1
Income (loss) before income taxes	(103.5)	326.9	6.5	0.3	230.2
Income tax expense (benefit)	(53.1)	111.0	0.8	(0.1)	58.6
Equity in earnings of subsidiaries	(222.0)	(2.7)	—	224.7	—
Net income	171.6	218.6	5.7	(224.3)	171.6
Other comprehensive loss	(2.5)	(0.7)	(2.5)	3.3	(2.4)
Comprehensive income	$169.1	$217.9	$3.2	$(221.0)	$169.2

	13 Weeks Ended October 31, 2015
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$4,899.1	$281.1	$(235.0)	$4,945.2
Cost of sales	—	3,542.7	255.8	(253.3)	3,545.2
Gross profit	—	1,356.4	25.3	18.3	1,400.0
Selling, general and administrative expenses	17.5	1,146.6	16.2	(4.0)	1,176.3
Operating income (loss)	(17.5)	209.8	9.1	22.3	223.7
Interest expense (income), net	88.8	11.5	(1.8)	(0.1)	98.4
Other (income) expense, net	(3.7)	1.0	(0.5)	3.8	0.6
Income (loss) before income taxes	(102.6)	197.3	11.4	18.6	124.7
Income tax expense (benefit)	(53.7)	95.8	0.7	—	42.8
Equity in earnings of subsidiaries	(112.0)	(13.5)	—	125.5	—
Net income	63.1	115.0	10.7	(106.9)	81.9
Other comprehensive income (loss)	(0.1)	—	(0.1)	0.3	0.1
Comprehensive income	$63.0	$115.0	$10.6	$(106.6)	$82.0

Condensed Consolidating Statements of Comprehensive Income (Continued)

	39 Weeks Ended October 29, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$14,916.6	$638.4	$(471.3)	$15,083.7
Cost of sales	—	10,385.9	524.0	(413.6)	10,496.3
Gross profit	—	4,530.7	114.4	(57.7)	4,587.4
Selling, general and administrative expenses	5.9	3,423.3	96.0	(56.1)	3,469.1
Operating income (loss)	(5.9)	1,107.4	18.4	(1.6)	1,118.3
Interest expense (income), net	242.5	50.0	(5.7)	(0.1)	286.7
Other (income) expense, net	1.6	(0.5)	0.5	(1.7)	(0.1)
Income (loss) before income taxes	(250.0)	1,057.9	23.6	0.2	831.7
Income tax expense (benefit)	(117.2)	369.9	4.6	—	257.3
Equity in earnings of subsidiaries	(707.1)	(11.5)	—	718.6	—
Net income	574.3	699.5	19.0	(718.4)	574.4
Other comprehensive income	4.2	1.3	4.2	(5.5)	4.2
Comprehensive income	$578.5	$700.8	$23.2	$(723.9)	$578.6

	39 Weeks Ended October 31, 2015
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$9,998.5	$464.5	$(329.9)	$10,133.1
Cost of sales	—	7,058.6	397.8	(327.4)	7,129.0
Gross profit	—	2,939.9	66.7	(2.5)	3,004.1
Selling, general and administrative expenses	46.9	2,335.1	44.6	(2.4)	2,424.2
Operating income (loss)	(46.9)	604.8	22.1	(0.1)	579.9
Interest expense (income), net	358.5	128.3	(2.2)	—	484.6
Other (income) expense, net	—	(0.7)	0.3	—	(0.4)
Income (loss) before income taxes	(405.4)	477.2	24.0	(0.1)	95.7
Income tax expense (benefit)	(160.5)	198.2	4.6	—	42.3
Equity in earnings of subsidiaries	(298.2)	(31.2)	—	329.4	—
Net income	53.3	310.2	19.4	(329.5)	53.4
Other comprehensive loss	(3.5)	—	(3.5)	3.5	(3.5)
Comprehensive income	$49.8	$310.2	$15.9	$(326.0)	$49.9

Condensed Consolidating Balance Sheets

	October 29, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$930.4	$129.0	$(325.6)	$733.8
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	3,222.3	47.4	4.2	3,273.9
Current deferred tax assets, net	—	(10.6)	10.6	—	—
Due from intercompany, net	67.9	674.9	116.7	(859.5)	—
Other current assets	117.3	209.3	5.7	(1.6)	330.7
Total current assets	185.2	5,026.3	313.4	(1,182.5)	4,342.4
Property, plant and equipment, net	—	3,143.5	32.8	—	3,176.3
Assets available for sale	—	11.6	—	—	11.6
Goodwill	—	4,993.1	29.8	—	5,022.9
Favorable lease rights, net	—	493.8	—	—	493.8
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.2	—	—	5.2
Investment in subsidiaries	9,107.7	102.1	—	(9,209.8)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,699.1	—	—	(1,699.1)	—
Other assets	—	42.4	4.0	(3.6)	42.8
Total assets	$12,518.4	$16,918.0	$568.8	$(13,810.2)	$16,195.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$145.8	$—	$—	$—	$145.8
Accounts payable	325.7	1,211.7	52.1	(323.1)	1,266.4
Due to intercompany, net	343.2	451.7	64.6	(859.5)	—
Other current liabilities	28.8	485.6	207.6	—	722.0
Income taxes payable	3.5	(9.0)	5.5	—	—
Total current liabilities	847.0	2,140.0	329.8	(1,182.6)	2,134.2
Long-term debt, net, excluding current portion	6,621.7	316.3	—	—	6,938.0
Unfavorable lease rights, net	—	130.2	—	—	130.2
Deferred tax liabilities, net	1.9	1,493.6	—	—	1,495.5
Income taxes payable, long-term	—	72.3	—	—	72.3
Due to intercompany, net	—	1,699.1	—	(1,699.1)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	—	372.3	8.2	(3.4)	377.1
Total liabilities	7,470.6	7,939.0	338.0	(4,600.3)	11,147.3
Shareholders' equity	5,047.8	8,979.0	230.8	(9,209.9)	5,047.7
Total liabilities and equity	$12,518.4	$16,918.0	$568.8	$(13,810.2)	$16,195.0

Condensed Consolidating Balance Sheets (Continued)

	January 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$636.9	$116.5	$(17.3)	$736.1
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,850.0	51.4	(15.9)	2,885.5
Due from intercompany, net	262.2	548.3	186.4	(996.9)	—
Other current assets	1.0	308.7	0.6	—	310.3
Total current assets	263.2	4,343.9	358.9	(1,030.1)	3,935.9
Property, plant and equipment, net	—	3,089.5	36.0	—	3,125.5
Assets available for sale	—	12.1	—	—	12.1
Goodwill	—	4,993.2	28.5	—	5,021.7
Deferred tax assets, net	0.5	—	9.6	(10.1)	—
Favorable lease rights, net	—	569.4	—	—	569.4
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.5	0.3	—	5.8
Investment in subsidiaries	8,403.9	74.4	—	(8,478.3)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,930.3	—	—	(1,930.3)	—
Other assets	—	130.6	4.6	(4.4)	130.8
Total assets	$12,124.3	$16,318.6	$626.7	$(13,168.4)	$15,901.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$108.0	$—	$—	$—	$108.0
Accounts payable	17.5	1,136.3	131.2	(33.1)	1,251.9
Due to intercompany, net	582.5	369.2	45.2	(996.9)	—
Other current liabilities	84.9	433.5	204.2	—	722.6
Income taxes payable	3.8	1.9	7.2	—	12.9
Total current liabilities	796.7	1,940.9	387.8	(1,030.0)	2,095.4
Long-term debt, net, excluding current portion	6,920.7	317.7	—	—	7,238.4
Unfavorable lease rights, net	—	149.3	—	—	149.3
Deferred tax liabilities, net	—	1,596.7	—	(10.1)	1,586.6
Due to intercompany, net	—	1,930.3	—	(1,930.3)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	—	421.0	8.0	(4.4)	424.6
Total liabilities	7,717.4	8,071.1	395.8	(4,690.0)	11,494.3
Shareholders' equity	4,406.9	8,247.5	230.9	(8,478.4)	4,406.9
Total liabilities and equity	$12,124.3	$16,318.6	$626.7	$(13,168.4)	$15,901.2

Condensed Consolidating Balance Sheets (Continued)

	October 31, 2015
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$851.5	$149.1	$106.3	$—	$1,106.9
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	3,156.0	47.4	(18.1)	3,185.3
Current deferred tax assets, net	0.1	86.3	10.2	—	96.6
Intercompany note receivable	17.1	—	—	(17.1)	—
Due from intercompany, net	21.3	188.6	192.8	(402.7)	—
Other current assets	39.4	224.9	(5.6)	(23.5)	235.2
Total current assets	929.4	3,804.9	355.1	(461.4)	4,628.0
Property, plant and equipment, net	—	3,100.0	41.0	—	3,141.0
Assets available for sale	—	10.1	—	—	10.1
Goodwill	—	4,993.6	30.5	—	5,024.1
Deferred tax assets, net	0.8	—	19.2	(0.8)	19.2
Favorable lease rights, net	—	595.0	—	—	595.0
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.6	0.5	—	6.1
Investment in subsidiaries	8,043.7	161.9	—	(8,205.6)	—
Intercompany note receivable	1,482.8	—	188.8	(1,671.6)	—
Due from intercompany, net	1,946.0	—	—	(1,946.0)	—
Other assets	—	140.8	5.1	29.6	175.5
Total assets	$12,402.7	$15,911.9	$640.2	$(12,255.8)	$16,699.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$95.5	$—	$—	$—	$95.5
Accounts payable	3.3	1,179.4	94.6	(18.0)	1,259.3
Due to intercompany, net	126.0	174.3	102.4	(402.7)	—
Intercompany note payable	—	—	17.1	(17.1)	—
Other current liabilities	25.0	575.6	150.9	33.8	785.3
Income taxes payable	81.1	(42.1)	5.5	(23.4)	21.1
Total current liabilities	330.9	1,887.2	370.5	(427.4)	2,161.2
Long-term debt, net, excluding current portion	7,929.8	318.2	—	—	8,248.0
Unfavorable lease rights, net	—	155.5	—	—	155.5
Deferred tax liabilities, net	—	1,635.5	—	(0.8)	1,634.7
Income taxes payable, long-term	—	33.9	—	—	33.9
Due to intercompany, net	—	1,946.0	—	(1,946.0)	—
Intercompany note payable	—	1,671.6	—	(1,671.6)	—
Other liabilities	—	319.6	8.5	(4.6)	323.5
Total liabilities	8,260.7	7,967.5	379.0	(4,050.4)	12,556.8
Shareholders' equity	4,142.0	7,944.4	261.2	(8,205.4)	4,142.2
Total liabilities and equity	$12,402.7	$15,911.9	$640.2	$(12,255.8)	$16,699.0

Condensed Consolidating Statements of Cash Flows

	39 Weeks Ended October 29, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by (used in) operating activities	$290.0	$660.5	$36.1	$(331.3)	$655.3
Cash flows from investing activities:
Capital expenditures	—	(450.2)	(1.3)	—	(451.5)
Purchase of restricted investments	—	(36.1)	—	—	(36.1)
Proceeds from sale of restricted investments	—	118.1	—	—	118.1
Other	—	1.2	—	—	1.2
Net cash used in investing activities	—	(367.0)	(1.3)	—	(368.3)
Cash flows from financing activities:
Principal payments for long-term debt	(3,258.5)	—	—	—	(3,258.5)
Proceeds from long-term debt, net of discount	2,962.5	—	—	—	2,962.5
Repayments of revolving credit facility	(140.0)	—	—	—	(140.0)
Proceeds from revolving credit facility	140.0	—	—	—	140.0
Dividends paid	—	—	(23.0)	23.0	—
Proceeds from stock issued pursuant to stock-based compensation plans	33.3	—	—	—	33.3
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.2)	—	—	—	(21.2)
Other	(6.1)	—	—	—	(6.1)
Net cash provided by (used in) financing activities	(290.0)	—	(23.0)	23.0	(290.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Net (decrease) increase in cash and cash equivalents	—	293.5	12.5	(308.3)	(2.3)
Cash and cash equivalents at beginning of period	—	636.9	116.5	(17.3)	736.1
Cash and cash equivalents at end of period	$—	$930.4	$129.0	$(325.6)	$733.8

Condensed Consolidating Statements of Cash Flows (continued)

	39 Weeks Ended October 31, 2015
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by (used in) operating activities	$489.9	$68.2	$(10.1)	$(577.0)	$(29.0)
Cash flows from investing activities:
Capital expenditures	—	(332.2)	(4.3)	—	(336.5)
Acquisition of Family Dollar, net of common stock issued, equity compensation and cash acquired	(6,832.9)	207.4	97.8	—	(6,527.7)
Other	—	(12.4)	—	—	(12.4)
Net cash provided by (used in) investing activities	(6,832.9)	(137.2)	93.5	—	(6,876.6)
Cash flows from financing activities:
Principal payments for long-term debt	(20.8)	(935.2)	—	—	(956.0)
Proceeds from long-term debt, net of discount	8,200.0	—	—	—	8,200.0
Net intercompany note activity	(1,083.1)	1,066.0	17.1	—	—
Dividends paid	—	(577.0)	—	577.0	—
Debt-issuance costs	(90.0)	—	—	—	(90.0)
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.5)	—	—	—	(21.5)
Other	16.4	—	—	—	16.4
Net cash provided by (used in) financing activities	7,001.0	(446.2)	17.1	577.0	7,148.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Net (decrease) increase in cash and cash equivalents	658.0	(515.2)	100.0	—	242.8
Cash and cash equivalents at beginning of period	193.5	664.3	6.3	—	864.1
Cash and cash equivalents at end of period	$851.5	$149.1	$106.3	$—	$1,106.9

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

•	Risks associated with our domestic and foreign suppliers, including, among others, increased duties, tariffs or other restrictions on trade could adversely affect our financial performance.

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	We could encounter disruptions in our distribution network or additional costs in distributing merchandise.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors may reduce our sales and profits.

•	Litigation may adversely affect our business, financial condition and results of operations.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

•	Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a change of control transaction that may be in a shareholder's best interest.

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

Overview
We are a leading operator of more than 14,200 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. In the 13 and 39 weeks ended October 29, 2016, only our Dollar Tree stores are included in the comparable store net sales calculation. Our acquired Family Dollar stores will be included in the comparable store sales calculation beginning in the fourth quarter of fiscal 2016. Stores that have been rebannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new banner.
At October 29, 2016, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 39 weeks ended October 29, 2016 and October 31, 2015 is as follows (Family Dollar's beginning amounts for the 39 weeks ended October 31, 2015 are as of the July 6, 2015 Acquisition Date):

	39 Weeks Ended
	October 29, 2016			October 31, 2015
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	5,954	7,897	13,851	5,367	8,284	13,651
New stores	312	168	480	337	101	438
Rebannered stores	83	(84)	(1)	147	(185)	(38)
Closings	(29)	(17)	(46)	(10)	(3)	(13)
Ending	6,320	7,964	14,284	5,841	8,197	14,038
Relocations	58	99	157	53	60	113

Selling Square Feet (in millions):
Beginning	51.3	57.1	108.4	46.5	59.9	106.4
New stores	2.5	1.2	3.7	2.7	0.7	3.4
Rebannered stores	0.6	(0.6)	—	1.1	(1.3)	(0.2)
Closings	(0.1)	(0.2)	(0.3)	(0.1)	—	(0.1)
Relocations	0.1	0.1	0.2	0.1	—	0.1
Ending	54.4	57.6	112.0	50.3	59.3	109.6
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened during the 39 weeks ended October 29, 2016 was approximately 8,100 selling square feet for the Dollar Tree segment and 7,100 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.
For the 13 weeks ended October 29, 2016, comparable store net sales increased 1.8% due to higher average ticket and increased customer traffic. We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended October 29, 2016, and we continued the rollout of frozen and refrigerated merchandise to more of our Dollar Tree stores. At October 29, 2016, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 4,710 stores compared to approximately 4,150 stores at October 31, 2015. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, the Dollar Tree segment accepts food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 6,000 qualified stores compared to approximately 5,475 stores at October 31, 2015.
The Department of Labor, under the Fair Labor Standards Act, enacted changes to overtime regulations that were scheduled to take effect on December 1, 2016. The changes require store managers and certain other associates to be paid no less than a specified salary in order to be exempt from the overtime requirements. On November 22, 2016, a federal court judge in Texas issued a preliminary injunction that temporarily blocks the Department of Labor from implementing and enforcing these regulations on a national basis. We previously had estimated that our response to these changes would have a negative impact of $0.03 to $0.04 per share in our fourth quarter of 2016. As a result of the preliminary injunction, however, we postponed our response and do not currently expect that the changes in the overtime regulations will have a material impact on our results for the fourth quarter. It is unclear what long-term impact this injunction will have on overtime regulations. Once this matter is resolved, we will analyze our alternatives to address the overtime regulations under the Fair Labor Standards Act.
Results of Operations
13 Weeks Ended October 29, 2016 Compared to the 13 Weeks Ended October 31, 2015
Net Sales. Net sales increased $56.4 million, or 1.1%, compared with last year's third quarter, resulting from sales in the Dollar Tree segment's new stores and increased comparable store sales partially offset by the loss of sales in the 325 Family Dollar stores which were divested on November 1, 2015 in satisfaction of a Federal Trade Commission requirement in connection with the Family Dollar acquisition. Comparable store sales increased 1.7% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store sales in Canada using the prior year third quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 1.8% due to an increase in average ticket as well as customer count. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased to 30.4% in the current quarter from 28.3% in the same quarter last year due to lower merchandise cost partially offset by higher markdowns, distribution and occupancy costs. Negatively impacting gross margin results in the prior year's third quarter was $38.4 million for Family Dollar related to the stepped-up inventory which was sold during the third quarter of 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the current quarter decreased to 23.6% from 23.8% in the same quarter last year, as a percentage of net sales. Excluding $11.8 million or 25 basis points of acquisition expenses in 2015, the selling, general and administrative rate remained consistent at 23.6%. Increases in store hourly payroll as a percentage of net sales were offset by lower professional fees related to the Acquisition and lower depreciation expense as a percentage of net sales.
Operating Income. Operating income for the third quarter of 2016 increased to 6.8%, as a percentage of net sales, compared with 4.5% in the same period last year. Excluding the 25 basis points of expenses related to the Family Dollar acquisition, operating income for the same period last year was 4.8%. This increase is the result of higher gross profit margin in the current quarter as noted above.
Interest expense, net. Interest expense, net was $112.1 million in the third quarter of 2016 compared to $98.4 million in the prior year quarter. The increase was due to the accelerated expensing of $26.6 million of amortizable non-cash deferred financing costs and $2.6 million in fees associated with the refinancing of the New Secured Credit Agreement partially offset by lower interest rates due to the refinancing.
Income Taxes. Our effective tax rate for the 13 weeks ended October 29, 2016 was 25.5% compared to 34.3% for the 13 weeks ended October 31, 2015. The decrease is primarily attributable to a 1% decrease in North Carolina's state tax rate and the adoption of ASU No. 2016-09 under which the incremental tax benefit recognized upon RSU vesting is recorded in income tax expense.
39 Weeks Ended October 29, 2016 Compared to the 39 Weeks Ended October 31, 2015
Net Sales. Net sales in the 39 weeks ended October 29, 2016 increased $4,950.6 million, or 48.9%, compared with the same period last year, resulting from $4,359.7 million of incremental net sales from Family Dollar due to 22 additional weeks of operations in the first nine months of 2016 compared to the first nine months of 2015, sales in the Dollar Tree segment's new stores and increased comparable store sales partially offset by the loss of sales in the 325 Family Dollar stores which were divested on November 1, 2015 in satisfaction of a Federal Trade Commission requirement in connection with the Family Dollar acquisition. Comparable store sales increased 1.7% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year 39 weeks' comparable store sales in Canada using the prior year 39 weeks' currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales increased 1.6% due to an increase in customer count as well as average ticket. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $1,583.3 million or 52.7%, to $4,587.4 million in the 39 weeks ended October 29, 2016 compared to $3,004.1 million for the 39 weeks ended October 31, 2015. The dollar increase in gross profit was primarily driven by $1,357.5 million of incremental gross profit for Family Dollar, due to an additional 22 weeks of operations in the first nine months of 2016 compared to the first nine months of 2015, as well as higher sales for Dollar Tree partially offset by the loss of gross profit from the 325 stores which were divested on November 1, 2015. Gross profit margin increased to 30.4% in the first nine months of 2016 from 29.6% in the first nine months of 2015 as a result of the prior year Family Dollar results including $73.0 million of markdown expense related to sku rationalization and planned liquidations and $49.5 million in amortization expense related to the stepped-up inventory which was sold during the 39 weeks ended October 31, 2015. Our gross profit margin in the current year included an additional 22 weeks of Family Dollar's operations which have a lower-margin product mix. This negatively impacted the current year's results in relation to the prior year's results.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 39 weeks ended October 29, 2016 increased to $3,469.1 million from $2,424.2 million in the same period last year, an increase of $1,044.9 million or 43.1%. The increase was primarily due to an incremental $970.5 million of expense for Family Dollar due to the 22 additional weeks of operations in the first nine months of 2016 compared to the first nine months of 2015 partially offset by lower selling, general and administrative expenses resulting from the divestiture of 325 stores on November 1, 2015. As a percentage of sales, selling, general and administrative expenses decreased to 23.0% in the 39 weeks ended October 29, 2016 from 23.9% in the same period last year. In the 39 weeks ended October 31, 2015, we incurred $38.7 million or 40 basis points of acquisition expenses. Excluding acquisition expenses, the selling, general and administrative rate for the 39 weeks ended October 29, 2016 as a percentage of sales decreased 50 basis points to 23.0% from 23.5% as a result of lower payroll-related costs as a percentage of net sales and lower professional fees partially offset by higher store repairs and maintenance and depreciation expenses as a percentage of net sales.
Operating Income. Operating income for the 39 weeks ended October 29, 2016 increased to $1,118.3 million compared with $579.9 million in the same period last year. Operating income margin increased to 7.4% in the first nine months of 2016 from 5.7% in the first nine months of 2015. The increase in operating income is the result of an incremental $385.2 million of operating income in the Family Dollar segment, due to the additional 22 weeks of operations in the first nine months of 2016 compared to the first nine months of 2015 and a $153.2 million increase in operating income in the Dollar Tree segment partially offset by the loss of operating income from the 325 stores which were divested on November 1, 2015. In the prior year, the Family Dollar segment incurred an operating loss of $96.1 million as a result of unusually high markdowns related to sku rationalization and planned liquidations and the amortization of stepped-up inventory that was sold during the period.
Interest expense, net. Interest expense, net was $286.7 million in the 39 weeks ended October 29, 2016 compared to $484.6 million in the 39 weeks ended October 31, 2015. The first nine months of the prior year included an $89.5 million breakage fee related to the prepayment of the Senior Notes and the following costs related to the Term Loan B refinancing: a $39.5 million prepayment fee, a $17.4 million write-off of the original issuance discount and a $5.9 million write-off of deferred financing costs. In addition, during the fourth quarter of 2015, we prepaid $1.0 billion of Term Loan B-1 principal and in the third quarter of 2016, we prepaid an additional $242.0 million of Term Loan B-1 which resulted in lower interest expense in 2016. The first nine months of 2016 includes higher interest rates and higher amortization of deferred financing costs related to the debt entered into to finance the Acquisition compared with the first nine months of 2015. In the third quarter of 2016, we refinanced the term loans which resulted in lower interest rates and the accelerated expensing of $26.6 million of amortizable non-cash deferred financing costs and $2.6 million in fees.
Income Taxes. Our effective tax rate for the 39 weeks ended October 29, 2016 was 30.9% compared to 44.2% for the 39 weeks ended October 31, 2015. The decrease in the tax rate is primarily the result of a one-time election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes, a 1% decrease in North Carolina's state tax rate and the adoption of ASU No. 2016-09 under which the incremental tax benefit recognized upon RSU vesting is recorded in income tax expense.

Segment Information
We operate a chain of more than 14,200 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
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
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				39 Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,466.9		$2,271.7		$7,238.9		$6,648.0
Gross profit	857.3	34.8%	772.2	34.0%	2,496.2	34.5%	2,270.4	34.2%
Operating income	286.0	11.6%	224.8	9.9%	829.2	11.5%	676.0	10.2%
Net sales for Dollar Tree increased 8.6% and 8.9% for the 13 and 39 weeks ended October 29, 2016, respectively, as compared to the same periods last year. The increase was due to sales from new stores and comparable store sales increases of 1.7% on a constant currency basis for each of the 13 and 39 weeks ended October 29, 2016, respectively.
Gross profit margin for Dollar Tree for the 13 weeks ended October 29, 2016 increased to 34.8% compared to 34.0% for the 13 weeks ended October 31, 2015. Gross profit margin for Dollar Tree for the 39 weeks ended October 29, 2016 increased to 34.5% compared to 34.2% for the same period last year. Variances in gross profit for the 13 and 39 weeks include:

•	lower merchandise cost due to favorable freight costs and higher initial mark-on;

•	higher distribution and occupancy costs as a percentage of net sales.
Operating income margin for Dollar Tree increased to 11.6% for the 13 weeks ended October 29, 2016 as compared to 9.9% for the same period last year. Operating income margin for Dollar Tree for the 39 weeks ended October 29, 2016 increased to 11.5% compared to 10.2% for the same period last year. Excluding acquisition costs of $11.8 million or 50 basis points in the 13 weeks ended October 31, 2015 and $38.7 million or 60 basis points for the 39 weeks ended October 31, 2015, operating income margin was 11.6% and 10.4% for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and 11.5% and 10.8% for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. Excluding acquisition costs, the increase in operating income margin in the 13 weeks ended October 29, 2016 was the result of higher gross profit margin and lower selling, general and administrative expenses as a percentage of net sales due to lower professional fees and store supplies expense partially offset by higher payroll costs. Excluding acquisition costs, the increase in operating income margin in the 39 weeks ended October 29, 2016 was due to higher gross profit margin and lower selling, general and administrative expenses driven by lower legal fees and payroll expenses as a percentage of sales.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				39 Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,534.7		$2,673.5		$7,844.8		$3,485.1
Gross profit	663.2	26.2%	627.8	23.5%	2,091.2	26.7%	733.7	21.1%
Operating income (loss)	56.4	2.2%	(1.1)	—%	289.1	3.7%	(96.1)	(2.8)%
Net sales for Family Dollar decreased $138.8 million or 5.2% and increased $4,359.7 million or 125.1% for the 13 and 39 weeks ended October 29, 2016, respectively, as compared to the same periods last year. The decrease for the 13 weeks ended October 29, 2016 was primarily due to the divestiture of 325 stores on November 1, 2015 and the rebannering of 288 stores from Family Dollar to Dollar Tree since the Acquisition Date. The increase for the 39 weeks ended October 29, 2016 was due to 22 additional weeks of operations in the first nine months of 2016 compared to the first nine months of 2015 partially offset by the store count reduction due to divestitures and rebannering.
Gross profit for Family Dollar increased $35.4 million or 5.6% for the 13 weeks ended October 29, 2016 and $1,357.5 million or 185.0% for the 39 weeks ended October 29, 2016. The gross profit rate for the 13 weeks ended October 29, 2016 increased to 26.2%, as a percentage of sales, compared to 23.5% for the same period in the prior year. The increase is primarily due to lower merchandise cost in connection with synergy efforts, a decrease in inventory step-up amortization and lower freight costs. Shrink expense also decreased, offset by higher markdown expense, distribution costs and occupancy costs as a percentage of net sales. The increased dollar amount for the 39 weeks ended October 29, 2016 was due to 22 additional weeks of operations in the first nine months of 2016 compared to the first nine months of 2015. Gross profit margin was negatively impacted in 2015 due to $73.0 million of markdown expense related to sku rationalization and planned liquidations and $49.5 million in amortization expense related to the stepped-up inventory which was sold during the 39 weeks ended October 31, 2015.
Operating income for Family Dollar increased $57.5 million and $385.2 million for the 13 and 39 weeks ended October 29, 2016, respectively. The increased amount for the 13 weeks ended October 29, 2016 was primarily due to improved gross profit margin as noted above. The increased dollar amount for the 39 weeks ended October 29, 2016 was due to 22 additional weeks of operations in the first nine months of 2016 compared to the first nine months of 2015. In the prior year, the Family Dollar segment incurred an operating loss of $96.1 million primarily as a result of $73.0 million of markdown expense related to sku rationalization and planned liquidations and $49.5 million in amortization expense related to the stepped-up inventory which was sold during the 39 weeks ended October 31, 2015.
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
The following table compares cash-flow related information for the 39 weeks ended October 29, 2016 and October 31, 2015:

	39 Weeks Ended
	October 29,	October 31,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$655.3	$(29.0)
Investing activities	(368.3)	(6,876.6)
Financing activities	(290.0)	7,148.9

Net cash provided by operating activities increased $684.3 million due primarily to increases in net income, net of depreciation and amortization and increases in other current liabilities partially offset by increases in accounts payable and income taxes receivable.
Net cash used in investing activities decreased $6.5 billion primarily due to cash used for the Acquisition in 2015.
Net cash provided by financing activities decreased $7.4 billion compared with the prior year, primarily due to lower debt proceeds and higher principal payments compared to 2015.
At October 29, 2016, our total borrowings were $7,169.5 million and we had $1,091.8 million available under our revolving credit facility. We also have $340.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $162.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 29, 2016.
On August 30, 2016, we entered into an amendment (the "Third Amendment") to the New Senior Secured Credit Facilities. The Third Amendment reduced the applicable interest rate margin with respect to the Term Loan A tranche of our New Term Loan Facilities, which had $937.5 million outstanding immediately prior to the date of the Third Amendment, and our New Revolving Credit Facility, which was undrawn other than letters of credit immediately prior to the date of the Third Amendment. The reduction in the interest rate margins was accomplished by replacing the existing Term Loan A tranche with a new Term Loan A-1 tranche and the New Revolving Credit Facility with new revolving facility commitments (the “Tranche A Revolving Credit Facility”) that, except as set forth below, have terms identical to the existing Term Loan A tranche and New Revolving Credit Facility. As a result, the total amount borrowed under the Third Amendment was unchanged from the total amount borrowed under the New Senior Secured Credit Facilities.
Loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.75% annually (or a base rate plus 0.75%) until we deliver our quarterly compliance certificate to the lenders outlining our secured net leverage ratio for the quarter ended January 28, 2017. Prior to such date, we will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility of 0.30% annually. Thereafter, loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.50% to 2.25% or at a base rate plus 0.50% to 1.25% and we will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility ranging from 0.25% to 0.375% (in each case, determined based on our secured net leverage ratio).
Commencing on January 13, 2017, loans made under the Term Loan A-1 tranche will require quarterly amortization payments of 1.25% of the original principal amount thereof until April 15, 2017 and 1.875% thereafter.
The restrictive covenants and events of default in the Third Amendment are unchanged from the provisions in the New Senior Secured Credit Facilities.
On September 22, 2016, we entered into an amendment (the "Fourth Amendment") to the New Senior Secured Credit Facilities. The Fourth Amendment provided for the incurrence of $1,275.0 million in aggregate principal amount of additional loans under the Term Loan A-1 tranche and $750.0 million in aggregate principal amount of Term B-3 Loans. The proceeds of the additional loans under the Term Loan A-1 tranche and the Term B-3 Loans were used to refinance a portion of the existing Term B-1 Loans, including by converting a portion of the Term B-1 Loans into Term B-3 Loans. In addition, we used $242.0 million of cash on hand to prepay the remainder of the Term B-1 Loans.
The additional loans under the Term Loan A-1 tranche have terms identical to the Term Loan A-1 tranche made under the Third Amendment to the New Senior Secured Credit Facilities. The Term B-3 Loans have terms identical to the Term B-1 Loans under the New Senior Secured Credit Facilities, except as set forth below.
The Term B-3 Loans will bear interest at LIBOR plus 2.50% annually (or a base rate plus 1.50%).
Commencing on January 13, 2017, the Term B-3 Loans will require quarterly amortization payments of 0.25% of the original principal amount thereof until maturity.
The obligations and additional loans under the Tranche A Revolving Credit Facilities, the Term Loan A-1 tranche and the Term B-3 Loans are secured by the same collateral and subject to the same guarantees as the other classes of loans under the New Senior Secured Credit Facilities.
The restrictive covenants and events of default in the Fourth Amendment are substantially the same as the provisions in the New Senior Secured Credit Facilities.

In connection with the Third Amendment and Fourth Amendment to the New Senior Secured Credit Facilities, we accelerated the expensing of approximately $26.6 million of amortizable non-cash deferred financing costs and expensed approximately $2.6 million in transaction-related costs. We expect the annual interest savings resulting from the Third Amendment and Fourth Amendment and the $242.0 million prepayment of the Term B-1 Loans will be approximately $28.0 million.
There were no shares repurchased on the open market during the 39 weeks ended October 29, 2016 and October 31, 2015. As of October 29, 2016, we had $1.0 billion remaining under Board repurchase authorization.

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
Interest Rate Risk
At October 29, 2016, we had $3.0 billion in borrowings subject to interest rate fluctuations. Borrowings under the Term Loan A-1 bear interest based on LIBOR plus 1.75% and borrowings under Term Loan B-3 bear interest at LIBOR plus 2.50%. As of October 29, 2016, approximately 41% of our total debt includes variable interest rates. A 1.0% increase in the LIBOR rate would result in an annual increase in interest expense related to our variable rate debt of $29.6 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 29, 2016, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
In the third quarter of 2016, we installed a new financial system to integrate the financial systems of our Dollar Tree and Family Dollar segments. We have tested the related application controls and concluded that these new controls are operating effectively. There have been no other changes in our internal control over financial reporting during the fiscal quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended October 29, 2016 the Company did not repurchase any shares of common stock on the open market. As of October 29, 2016, we had $1.0 billion remaining under Board repurchase authorization.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.
Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 20, 2013) (Exhibit 3.1 to the Company's June 20, 2013 Current Report on Form 8-K, incorporated herein by this reference)

3.2	Bylaws of Dollar Tree, Inc. (as amended, effective June 16, 2016) (Exhibit 3.2 to the Company's July 30, 2016 Quarterly Report on Form 10-Q, incorporated herein by this reference)

10.1
Amendment No. 3, dated as of August 30, 2016, to the Credit Agreement, dated as of March 9, 2015, among Dollar Tree, Inc. (as successor by merger to Family Tree Escrow, LLC), the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender (Exhibit 10.1 to the Company's August 30, 2016 Current Report on Form 8-K, incorporated herein by this reference)

10.2
Amendment No. 4, dated as of September 22, 2016, to the Credit Agreement, dated as of March 9, 2015, among Dollar Tree, Inc. (as successor by merger to Family Tree Escrow, LLC), the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender (Exhibit 10.1 to the Company's September 22, 2016 Current Report on Form 8-K, incorporated herein by this reference)

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

DOLLAR TREE, INC.

DATE:	December 6, 2016	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)