Form 10-K
period 2017-01-28
DOLLAR TREE INC
filed 2017-03-28
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2017
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
The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 29, 2016, was $21,781,519,553, based on a $96.10 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
On March 23, 2017, there were 236,297,936 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 15, 2017, which will be filed with the Securities and Exchange Commission not later than May 26, 2017.

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

•	the financial and operating performance of the divested stores and the ability of the divestiture buyer to perform its obligations to Family Dollar under the divestiture agreement;

•	the ability to retain key personnel at Family Dollar and Dollar Tree;

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

•
the potential effect of future law changes, including border-adjustment taxes and tariffs, the Fair Labor Standards Act as it relates to the qualification of our managers for exempt status, minimum wage, and health care law;

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	our growth plans, including our plans to add, rebanner, expand or relocate stores, our anticipated square footage increase and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2017 and beyond;

•	the effect on merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on Dollar Tree's gross profit margin and sales;

•	the net sales per square foot, net sales and operating income of our stores;

•
the potential effect of inflation and other economic changes on our costs and profitability, including the potential effect of future changes in minimum wage rates and overtime regulations and our plans to address these changes, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our distribution centers;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•	our expectations regarding competition and growth in our retail sector; and

•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, the Family Dollar purchase price allocation and income taxes.
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in "Item 1A. Risk Factors" beginning on page 12 of this Form 10-K, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 27 of this Form 10-K.
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
INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "us" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2017” or “fiscal 2017”, “2016” or “fiscal 2016”, “2015” or “fiscal 2015”, and “2014” or “fiscal 2014”, relate to as of or for the years ended February 3, 2018, January 28, 2017, January 30, 2016 and January 31, 2015, respectively.
AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the SEC.

PART I
Item 1. BUSINESS
Overview
We are a leading operator of discount variety stores. We believe the convenience and value we offer are key factors in growing our base of loyal customers. At January 28, 2017, we operated 14,334 discount variety retail stores. Our stores operate under the names of Dollar Tree, Family Dollar and Dollar Tree Canada.
On July 6, 2015, we completed our purchase of Family Dollar Stores, Inc. and its more than 8,200 stores. This transformational transaction created the largest discount retailer (by store count) in North America. The Dollar Tree and Family Dollar banners have complementary business models. Everything is $1.00 at Dollar Tree while Family Dollar is a neighborhood variety store offering merchandise largely for $10 or less. Also, on October 13, 2015, we announced our plans to convert all Deals and Dollar Tree Deals stores to one of our two primary banners, Dollar Tree or Family Dollar. On November 1, 2015, we completed the transaction pursuant to which we divested 330 Family Dollar stores, 325 of which were open at the time of the divestiture, to Dollar Express LLC, a portfolio company of Sycamore Partners, in order to satisfy a condition as required by the Federal Trade Commission in connection with our purchase of Family Dollar.
We operate in two reporting business segments: Dollar Tree and Family Dollar.
Dollar Tree
 Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price point of $1.00. The Dollar Tree segment includes 6,360 stores operating under the Dollar Tree and Dollar Tree Canada brands, 11 distribution centers in the United States and two in Canada and a Store Support Center in Chesapeake, Virginia. Our stores range from predominantly 8,000 - 10,000 selling square feet. In our Dollar Tree stores in the United States, we sell all items for $1.00 or less and in our Dollar Tree Canada stores, we sell all items for $1.25(CAD) or less. Our revenue and assets in Canada are not material.
We strive to exceed our customers' expectations of the variety and quality of products that they can purchase for $1.00 by offering items that we believe typically sell for higher prices elsewhere. We buy approximately 57% to 59% of our merchandise domestically and import the remaining 41% to 43%. Our domestic purchases include basic, seasonal, home, closeouts and promotional merchandise. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed our customer's expectations. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers' needs.
All Dollar Tree stores in the United States accept cash, checks, debit cards and credit cards. We added freezers and coolers to certain stores and increased the amount of consumable merchandise carried by those stores. We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix. We added freezers and coolers to 500 additional stores in 2016. As of January 28, 2017, we have freezers and coolers in approximately 4,785 of our Dollar Tree stores. We plan to install them in 400 additional stores by the end of fiscal 2017. Along with the rollout of freezers and coolers, we have increased the number of stores accepting Electronic Benefits Transfer (EBT) cards and food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) to approximately 6,055 stores as of January 28, 2017.
At any point in time, we carry approximately 7,200 items in our stores and as of the end of 2016 approximately 35% of our items are automatically replenished. The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis. Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
We maintain a balanced selection of products within traditional variety store categories. We offer a wide selection of everyday basic products and we supplement these basic, everyday items with seasonal, closeout and promotional merchandise. We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination and increase traffic in our stores. Closeout and promotional merchandise is purchased opportunistically and represents less than 10% of our purchases.

The merchandise mix in our Dollar Tree stores consists of:
•consumable merchandise, which includes candy and food, health and beauty care, and everyday consumables such as household paper and chemicals, and in select stores, frozen and refrigerated food;

•	variety merchandise, which includes toys, durable housewares, gifts, stationery, party goods, greeting cards, softlines, and other items; and
•seasonal goods, which includes, among others, Valentine's Day, Easter, Halloween and Christmas merchandise.
The following table displays the percentage of net sales of each major product group for the years ended January 28, 2017 and January 30, 2016:

	January 28,	January 30,
Merchandise Type	2017	2016
Consumable	48.9%	49.1%
Variety	46.5%	46.4%
Seasonal	4.6%	4.5%
Family Dollar
Our Family Dollar segment operates general merchandise discount retail stores providing customers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the Family Dollar brand, 11 distribution centers and a Store Support Center in Matthews, North Carolina. Our stores range from predominantly 6,000 - 8,000 selling square feet. In our 7,974 Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value lower-priced private labels. We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2016, we purchased approximately 15% of our merchandise through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. In addition, approximately 16% of our merchandise is imported directly.
While the number of items in a given store can vary based on the store’s size, geographic location, merchandising initiatives and other factors, our typical store generally carries approximately 7,100 basic items alongside items that are ever-changing and seasonally-relevant throughout the year.
The merchandise mix in our Family Dollar stores consists of:
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

The following table displays the percentage of net sales of each major product group for the years ended January 28, 2017 and January 30, 2016 (for the year ended January 30, 2016, the percentages below represent the period from the July 6, 2015 Acquisition Date through January 30, 2016):

	January 28,	January 30,
Merchandise Type	2017	2016
Consumable	74.6%	68.4%
Home products	8.7%	9.8%
Apparel and accessories	7.0%	6.8%
Seasonal and electronics	9.7%	15.0%
Business Strategy
Continue to execute our proven and best‑in‑class retail business strategy. We will continue to execute our proven strategies that have generated a history of success and continued growth for the Company. Key elements of our strategy include:
•continuously aiming to “Wow” the customer with a compelling, fun and fresh merchandise assortment comprising a variety of the things you want and things you need, all at incredible values in bright, clean and friendly stores;
•maintaining a flexible sourcing merchandise model that allows a variety of products to be sold as long as desired merchandise margin thresholds are met;

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
Operate a diversified and complementary business model across both fixed‑price and multi‑price point strategies. We plan to operate and grow both the Dollar Tree and Family Dollar banners. We will utilize the reach and scale of our combined company to serve a broader range of customers in more ways, offering better prices and more value for the customer. Dollar Tree stores will continue to operate as single price point retail stores. At Dollar Tree, everything is $1.00, offering the customer a balanced mix of things they need and things they want. Our shopping experience will remain fun and friendly as we exceed our customers’ expectations for what they can buy for $1.00. Dollar Tree primarily serves middle income customers in suburban locations. Family Dollar stores will continue to operate using multiple price points, serving customers as their “neighborhood discount store,” offering great values on everyday items and a convenient shopping experience. Family Dollar primarily serves a lower income customer in urban and rural locations. We will benefit from an expanded target customer profile and utilize the store concepts of both Dollar Tree and Family Dollar to serve a broader range of customer demographics to drive further improvements in sales and profitability.
Deliver significant synergy opportunities through integration of Family Dollar. Our recent acquisition of Family Dollar will provide us with significant opportunities to achieve meaningful cost synergies. We are executing a detailed integration plan and expect to achieve our target of approximately $300 million of estimated run‑rate annual cost synergies by the end of July 2018. This synergy target does not account for one-time costs to achieve synergies, investments back into the business, integration costs, or cost increases due to inflation, vendor increases, or other factors that are not caused by the business combination. We expect to incur $300 million in one-time costs to achieve these target synergies. Expected sources of synergies include the following:

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
Take advantage of significant white-space opportunity. Over the past decade we have built a solid and scalable infrastructure, which provides a strong foundation for our future growth. We are committed to growing our combined business to take advantage of significant white space opportunities that we believe exist for both the Dollar Tree and Family Dollar store concepts. Using our proven real estate strategy across our combined business, we intend to drive future store openings by capitalizing on data‑driven insights regarding location, target customer profile, competitive dynamics and cost structure. Over the long-term, we believe that the market can support more than 10,000 Dollar Tree stores and 15,000 Family Dollar stores across the United States.
Convenient Locations and Store Size. We focus primarily on opening new Dollar Tree stores in strip shopping centers anchored by large retailers who draw target customers we believe to be similar to ours. Our stores are successful in metropolitan areas, mid-sized cities and small towns. We open new Family Dollar stores in strip shopping centers, freestanding buildings and downtown buildings. The range of our store sizes, 8,000 - 10,000 selling square feet for Dollar Tree and 6,000 - 8,000 selling square feet for Family Dollar, allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities. Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors and decorative signs. We enhance the store design with attractive merchandise displays. We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.
For more information on retail locations and retail store leases, see "Item 2. Properties" beginning on page 19 of this Form 10-K.
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
For more information on our results of operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 27 of this Form 10-K.
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
Information Systems. We believe that investments in technology help us to increase sales and control costs. Our inventory management system has allowed us to improve the efficiency of our supply chain, enhance merchandise flow, increase inventory turnover and control distribution and store operating costs. It is also used to provide information to calculate our estimate of inventory cost under the retail inventory method, which is widely used in the retail industry. Our automated replenishment system replenishes key items, based on actual store-level sales and inventory.
Point-of-sale data allows us to track sales and inventory by merchandise category at the store level and assists us in planning for future purchases of inventory. We believe that this information allows us to ship the appropriate product to stores at the quantities commensurate with selling patterns. Using this point-of-sale data to plan purchases has helped us manage our inventory levels.
Corporate Culture and Values. We believe that honesty and integrity, and treating people fairly and with respect are core values within our corporate culture. We believe that running a business, and certainly a public company, carries with it a responsibility to be above reproach when making operational and financial decisions. Our executive management team visits and shops at our stores like every customer, and ideas and individual creativity on the part of our associates are encouraged, particularly from our store managers who know their stores and their customers. We have standards for store displays, merchandise presentation, and store operations. We maintain an open door policy for all associates. Our distribution centers are operated based on objective measures of performance and virtually everyone in our store support centers is available to assist associates in our stores and distribution centers.

Our disclosure committee meets at least quarterly and monitors our internal controls over financial reporting to ensure that our public filings contain discussions about the potential risks our business faces. We believe that we have appropriate controls in place to be able to certify our financial statements. Additionally, we have complied with the listing requirements for the Nasdaq Stock Market.
Seasonality. For information on the impact of seasonality, see "Item 1A. Risk Factors" beginning on page 12 of this Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 27 of this Form 10-K.
Growth Strategy
Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions. In the last five years, net sales increased at a compound annual growth rate of 29.4%, including the addition of Family Dollar. We expect that the majority of our future sales growth will come primarily from new store openings in our Dollar Tree and Family Dollar banners and from our store expansion and relocation program.
At February 2, 2013, we operated 4,671 stores in the United States and Canada. At January 28, 2017, we operated 14,108 stores in 48 states and the District of Columbia, as well as 226 stores in Canada. Our selling square footage increased from approximately 40.5 million square feet at February 2, 2013 to 112.4 million square feet at January 28, 2017. Our store growth has resulted from opening new stores and our July 2015 acquisition of more than 8,200 Family Dollar stores.
Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity. We expect to increase the selling square footage in our stores in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2017 and beyond, we plan to predominantly open Dollar Tree stores that are approximately 8,000 - 10,000 selling square feet and Family Dollar stores that are approximately 6,000 - 8,000 selling square feet. We believe these store sizes allow us to achieve our objectives in the markets in which we plan to expand.
In addition to new store openings, we plan to continue our Dollar Tree store expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per selling square foot and changes in market opportunities. Stores targeted for expansion are generally less than 6,000 selling square feet in size. Store expansions generally increase the existing store size by approximately 2,750 selling square feet. At January 28, 2017, approximately 3,467 of our Dollar Tree stores, totaling 63% of our Dollar Tree banner selling square footage, were 8,000 selling square feet or larger.
Since 1995, we have added a total of 695 stores through several mergers and acquisitions, excluding our acquisition of Family Dollar. Historically, our acquisition strategy has been to target companies that have a similar single-price point concept that have shown success in operations or companies that provide a strategic advantage. We evaluate potential acquisition opportunities as they become available. On July 6, 2015, we completed our acquisition of Family Dollar which allowed us to create a diversified company with complementary business models. See "Note 2 - Acquisition" in "Item 8. Financial Statements and Supplementary Data” beginning on page 57 of this Form 10-K.
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
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. In 2017, we will begin construction of a new Dollar Tree banner distribution center. In 2016, we completed our Cherokee County, South Carolina distribution center, which is 1.5 million square feet and fully automated. In addition, we expanded our Stockton, California distribution center to 0.9 million square feet. In 2014, we expanded our Joliet, Illinois distribution center to 1.5 million square feet. We believe our distribution center network is currently capable of supporting approximately $26.5 billion in annual sales in the United States. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We also are a party to an agreement which provides distribution services from two facilities in Canada.
Our Dollar Tree stores receive approximately 90% of their inventory from our distribution centers via contract carriers and our Family Dollar stores receive approximately 76% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. Our Family Dollar stores receive approximately 15% of their merchandise from McLane Company, Inc. For more information on our distribution center network, see "Item 2. Properties" beginning on page 19 of this Form 10-K.
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
Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, and the Dollar Tree logo with a “1." In addition, we own a registration for "Dollar Bill$." We also acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the mark "Everything's $1.00." We also own the logo mark for “Everything’s $1.” With the acquisition of Deal$, we became the owner of the trademark "Deal$.” With the acquisition of Dollar Giant, we became the owner of the trademark “Dollar Giant” and others in Canada. With the acquisition of Family Dollar, we became the owners of the trademarks "Family Dollar," "Family Dollar Stores" and other names and designs of certain merchandise sold in Family Dollar stores, such as "Family Gourmet," "Family Pet," "Kidgets" and "Outdoors by Design." We have federal trademark registrations for a number and variety of private labels that we use to market many of our product lines. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly maintained and renewed, they have a perpetual duration.
Employees
We employed approximately 55,300 full-time and 121,500 part-time associates on January 28, 2017. Part-time associates work an average of less than 30 hours per week. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

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
Future increases in costs such as the cost of merchandise, wage and benefit costs, taxes, duties, merchandise loss (due to theft, damage, or errors), shipping rates, freight costs, fuel costs and store occupancy costs would reduce our profitability. For example, a proposal in Congress called the border-adjustment tax would disallow the tax deduction for imported merchandise and interest. In the last fiscal year, our direct imports were $6,267.3 million at retail and our interest expense was $378.8 million. Even if the corporate tax rate were reduced, this change would increase our federal income tax and reduce our profits substantially. The minimum wage has increased in certain states and local jurisdictions and is scheduled to increase in other states and local jurisdictions. There is a possibility that Congress will increase the federal minimum wage. The Department of Labor also issued regulations last year that would have resulted in fewer of our associates being exempt from overtime pay requirements which would have increased our wage costs, but such rules are currently enjoined.
In our Dollar Tree segment, we do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer. We are dependent on our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset inflation or other cost increases. We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can raise the price of merchandise, customers would buy fewer products if prices were to increase. Please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 27 of this Form 10-K for further discussion of the effect of Inflation and Other Economic Factors on our operations.
Risks associated with our domestic and foreign suppliers, including, among others, increased taxes, duties, tariffs or other restrictions on trade, could adversely affect our financial performance.
We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments due to financial or other difficulties, we could experience merchandise shortages which could lead to lost sales or increased merchandise costs if alternative sources must be used.
We rely on the availability of imported goods at favorable wholesale prices. Merchandise imported directly accounts for approximately 41% to 43% of our Dollar Tree segment's total retail value purchases and 15% to 17% of our Family Dollar segment's total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. China is the source of a substantial majority of our imports. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise, an increase in the cost of those goods or an inability to deduct the cost of such goods for tax purposes may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:
•an increase in duties, tariffs or other restrictions on trade;
•the implementation of the border-adjustment tax;
•raw material shortages, work stoppages, strikes and political unrest;
•economic crises and international disputes or conflicts;
•changes in currency exchange rates or policies and local economic conditions, including inflation in the country of origin; and
•failure of the United States to maintain normal trade relations with China and other countries.

Integrating Family Dollar’s operations with ours may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the Acquisition may not be realized.
The success of the Family Dollar acquisition (the “Acquisition”), including anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses and cultures of the Family Dollar segment into our company. It is possible that the integration process will take longer than anticipated and could result in the loss of key employees, higher than expected costs (including costs incurred with respect to the divested stores and related services), ongoing diversion of management attention, increased competition, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, vendors and employees. If we experience difficulties with the integration process, the anticipated benefits of the Acquisition may not be realized fully or at all, or may take longer to realize than expected.
In connection with the Acquisition, we were required to divest 330 stores and partially support those stores through a transition services agreement. We are continuing to provide certain transition services to the buyer of the divested stores with respect to which the buyer may owe us approximately $40 million at any time. Under the transition services agreement, the buyer must reimburse us for those services in the future. We can give no assurances that we will be able to collect those amounts.
A downturn in economic conditions could impact our sales.
Deterioration in economic conditions, such as those caused by a recession, inflation, higher unemployment, consumer debt levels, trade disputes or international conflict, as well as adverse weather conditions or terrorism, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. Adverse economic conditions could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns or reduce our profitability due to lower margins.
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
Existing store sales growth is critical to good operating results and is dependent on a variety of factors including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. Our highest sales periods are during the Christmas and Easter seasons, and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores. A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 5, 2015 and March 27, 2016, and will be observed on April 16, 2017.
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
Our success is dependent on our ability to transport merchandise to our distribution centers and then ship it to our stores in a timely and cost-effective manner. We also rely on third parties to deliver certain merchandise directly from vendors to our stores. We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems. Additionally, if a vendor fails to deliver on its commitments, we could experience merchandise shortages that could lead to lost sales or increased costs. Some of the factors that could have an adverse effect on our distribution network or costs are:
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
Our gross profit margin could decrease if we increase the proportion of higher cost goods we sell in the future. Imported merchandise is generally lower cost than domestic goods. If the proposed border-adjustment tax or a possible increase in duties increases the cost of imported goods, we may sell less imported goods and our profitability may suffer. In recent years, the percentage of our sales from higher cost consumable products has increased and we can give no assurance that this trend will not continue. As a result, our gross profit margin could decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage. We can give no assurance that we will be able to do so.
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
Our business is subject to the risk of litigation involving employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, governmental investigations, administrative proceedings, regulatory actions or other litigation. Our products could also cause illness or injury, harm our reputation, and subject us to litigation. For example, we are currently defendants in national and state employment-related class and collective actions and litigation concerning injury from products. The outcome of litigation is difficult to assess or quantify. Plaintiffs in these types of lawsuits or proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, certain of these matters, if decided adversely to us or settled by us, may result in an expense that may be material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend current and future litigation or proceedings may be significant. There also may be adverse publicity associated with litigation, including litigation related to product or food safety, customer information and environmental or safety requirements, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
For a discussion of current legal matters, please see "Item 3. Legal Proceedings" beginning on page 22 of this Form 10-K and "Note 5 - Commitments and Contingencies" under the caption "Contingencies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 64 of this Form 10-K. Resolution of these matters, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.
Our business is subject to a wide array of laws and regulations. For example, the proposed border-adjustment tax would increase our federal income tax and reduce our profits substantially. Also, the Department of Labor enacted changes to overtime regulations that were scheduled to take effect on December 1, 2016 and would have required store managers and certain other associates to be paid no less than a specified salary in order to be exempt from the overtime requirements. On November 22, 2016, a federal court judge in Texas issued a preliminary injunction that temporarily blocks the Department of Labor from implementing and enforcing these regulations on a national basis. Although it is unclear what long-term impact this injunction will have, we may be negatively impacted if any surviving regulations result in fewer of our associates being exempt from overtime pay requirements. The minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage. Significant legislative changes in regulations such as the health-care legislation, that impact our relationship with our workforce could increase our expenses and adversely affect our operations. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, worker safety or environmental protection, among others, could cause our expenses to increase or product recalls. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations. Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.
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
In connection with the Acquisition, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of January 28, 2017, our total indebtedness is $6,391.8 million. In addition, we have $1,250.0 million of additional borrowing availability under our Tranche A Revolving Credit Facility, less amounts outstanding for letters of credit totaling $160.7 million.
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
Certain of our indebtedness, including borrowings under our Tranche A Revolving Credit Facility, is subject to variable rates of interest and exposes us to interest rate risk. Interest rates, while historically low, have recently begun to increase. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income decreases. An increase (decrease) of 1.0% on the interest rate would result in an increase (decrease) of $21.8 million in annual interest expense. Although we may enter into interest rate swaps, involving the exchange of floating- for fixed-rate interest payments, to reduce interest rate volatility, we cannot assure you we will be able to do so.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
Stores
As of January 28, 2017, we operated 14,334 stores in 48 states and the District of Columbia, and five Canadian provinces as detailed below:

United States	Dollar Tree	Family Dollar	Total
Alabama	128	168	296
Arizona	117	156	273
Arkansas	72	115	187
California	559	120	679
Colorado	91	125	216
Connecticut	60	53	113
Delaware	30	27	57
District of Columbia	3	3	6
Florida	468	586	1,054
Georgia	230	390	620
Idaho	32	45	77
Illinois	243	219	462
Indiana	130	204	334
Iowa	50	31	81
Kansas	50	43	93
Kentucky	98	211	309
Louisiana	107	313	420
Maine	36	63	99
Maryland	114	95	209
Massachusetts	115	93	208
Michigan	224	385	609
Minnesota	112	72	184
Mississippi	73	158	231
Missouri	128	111	239
Montana	14	13	27
Nebraska	24	34	58
Nevada	52	45	97
New Hampshire	35	31	66
New Jersey	153	104	257
New Mexico	47	127	174
New York	296	310	606
North Carolina	242	443	685
North Dakota	10	20	30
Ohio	241	471	712
Oklahoma	69	135	204
Oregon	91	—	91
Pennsylvania	282	307	589
Rhode Island	29	23	52
South Carolina	112	236	348
South Dakota	10	29	39
Tennessee	166	228	394
Texas	463	1,029	1,492
Utah	57	59	116
Vermont	8	14	22
Virginia	174	241	415
Washington	117	—	117
West Virginia	42	117	159
Wisconsin	117	141	258
Wyoming	13	31	44
Total	6,134	7,974	14,108

Canada	Dollar Tree
Alberta	38
British Columbia	53
Manitoba	12
Ontario	109
Saskatchewan	14
Total	226
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
Distribution Centers
The following table includes information about the distribution centers that we operate in the United States. Except for 0.4 million square feet of our distribution center in San Bernardino, CA, all of our distribution center capacity is owned. In 2016, we completed our 1.5 million square foot Cherokee County, South Carolina distribution center and expanded our Stockton, California distribution center by 0.3 million square feet. In 2014, we expanded our Joliet, Illinois distribution center by 0.3 million square feet. We believe our distribution center network is currently capable of supporting approximately $26.5 billion in annual sales in the United States.

Location	Size in Square Feet
Dollar Tree:
Chesapeake, Virginia	400,000
Olive Branch, Mississippi	425,000
Joliet, Illinois	1,470,000
Stockton, California	854,000
Savannah, Georgia	1,014,000
Briar Creek, Pennsylvania	1,003,000
Marietta, Oklahoma	1,004,000
San Bernardino, California	802,000
Ridgefield, Washington	665,000
Windsor, Connecticut	1,001,000
Cherokee County, South Carolina	1,512,000
Family Dollar:
Matthews, North Carolina	930,000
West Memphis, Arkansas	850,000
Front Royal, Virginia	907,000
Duncan, Oklahoma	907,000
Morehead, Kentucky	907,000
Maquoketa, Iowa	907,000
Odessa, Texas	907,000
Marianna, Florida	907,000
Rome, New York	907,000
Ashley, Indiana	814,000
St. George, Utah	814,000

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
For more information on financing of our distribution centers, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Funding Requirements" beginning on page 27 of this Form 10-K.

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
In addition, we are currently defendants in national and state employment-related class and collective actions, litigation concerning injury from products and a governmental investigation by the Consumer Products Safety Commission. These proceedings are described in "Note 5 - Commitments and Contingencies" under the caption "Contingencies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 64 of this Form 10-K.
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

	High	Low
Fiscal year ended January 30, 2016:
First Quarter	$84.22	$70.28
Second Quarter	82.68	74.51
Third Quarter	81.17	60.31
Fourth Quarter	81.97	61.33
Fiscal year ended January 28, 2017:
First Quarter	$83.72	$72.52
Second Quarter	97.45	73.02
Third Quarter	99.93	74.36
Fourth Quarter	91.41	72.55
On March 23, 2017, the last reported sale price for our common stock, as quoted by Nasdaq, was $74.38 per share. As of March 23, 2017, we had approximately 2,813 shareholders of record.
We did not repurchase any shares of common stock on the open market in fiscal 2016, fiscal 2015 or fiscal 2014. At January 28, 2017, we had $1.0 billion remaining under Board repurchase authorization.
On September 17, 2013, we entered into agreements and made payments to repurchase $1.0 billion of our common shares under two $500.0 million Accelerated Share Repurchase Agreements (ASRs). On February 14, 2014 the uncollared agreement concluded and we received an additional 1.9 million shares without any additional cash payment resulting in a total of 9.1 million shares repurchased under the uncollared agreement. On May 15, 2014 the collared agreement concluded and we received an additional 1.2 million shares, without any additional cash payments, resulting in a total of 9.0 million shares repurchased under this agreement. See additional discussion of the ASRs in "Note 7 - Shareholders' Equity" in "Item 8. Financial Statements and Supplementary Data” beginning on page 71 of this Form 10-K.
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 28, 2017, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on January 28, 2012, and, in each of the foregoing indices on January 28, 2012, and that dividends were reinvested.

Item 6. SELECTED FINANCIAL DATA
The following table presents a summary of our selected financial data for the fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014, and February 2, 2013. Fiscal 2012 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.
As a result of the acquisition of Family Dollar on July 6, 2015, the income statement data below for the year ended January 30, 2016 includes the results of operations of Family Dollar since that date. In addition, the balance sheet information below includes the fair values of the Family Dollar assets acquired and liabilities assumed for periods after the July 6, 2015 acquisition date.
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

	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Income Statement Data:
Net sales	$20,719.2	$15,498.4	$8,602.2	$7,840.3	$7,394.5
Gross profit	6,394.7	4,656.7	3,034.0	2,789.8	2,652.7
Selling, general and administrative expenses	4,689.9	3,607.0	1,993.8	1,819.5	1,732.6
Operating income	1,704.8	1,049.7	1,040.2	970.3	920.1
Net income	896.2	282.4	599.2	596.7	619.3
Margin Data (as a percentage of net sales):
Gross profit	30.8%	30.1%	35.3%	35.6%	35.9%
Selling, general and administrative expenses	22.6%	23.3%	23.2%	23.2%	23.5%
Operating income	8.2%	6.8%	12.1%	12.4%	12.4%
Net income	4.3%	1.8%	7.0%	7.6%	8.4%
Per Share Data:
Diluted net income per share	$3.78	$1.26	$2.90	$2.72	$2.68
Diluted net income per share increase (decrease)	200.0%	(56.6)%	6.6%	1.5%	33.3%

	As of
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$870.4	$740.1	$864.1	$267.7	$399.9
Working capital	1,832.1	1,840.5	1,133.0	692.2	797.3
Total assets	15,701.6	15,901.2	3,492.7	2,767.7	2,750.4
Total debt, including capital lease obligations	6,391.8	7,465.5	757.0	769.8	271.3
Shareholders' equity	5,389.5	4,406.9	1,785.0	1,170.7	1,667.3

	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Selected Operating Data:
Number of stores open at end of period	14,334	13,851	5,367	4,992	4,671
Dollar Tree	6,360	5,954	5,367	4,992	4,671
Family Dollar	7,974	7,897	—	—	—
Gross square footage at end of period	138.8	132.1	58.3	54.3	50.9
Dollar Tree	68.5	64.2	58.3	54.3	50.9
Family Dollar	70.3	67.9	—	—	—
Selling square footage at end of period	112.4	108.4	46.5	43.2	40.5
Dollar Tree	54.7	51.3	46.5	43.2	40.5
Family Dollar	57.7	57.1	—	—	—
Selling square footage annual growth(2)	3.7%	10.3%	7.4%	6.9%	7.7%
Net sales annual growth(1)	8.6%	8.5%	9.7%	6.0%	11.5%
Comparable store net sales increase(1)	1.8%	2.1%	4.3%	2.4%	3.4%
Net sales per selling square foot(2)	$188	$191	$192	$187	$190
Net sales per store(2)	$1.5	$1.6	$1.7	$1.6	$1.6
Selected Financial Ratios:
Return on assets(2)	5.7%	11.4%	19.1%	21.6%	24.4%
Return on equity(2)	18.3%	31.5%	40.5%	42.1%	41.1%
Inventory turns(2)	4.1	4.5	4.4	4.1	4.3
(1) Family Dollar was not included in the determination of these items
(2) Family Dollar was only included in the determination of these items for the year ended January 28, 2017

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2016, 2015 and 2014;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2016 and 2015 and what we expect them to be in 2017; and

•	where funds will come from to pay for future expenditures.
As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in "Item 8. Financial Statements and Supplementary Data” of this Form 10-K, which present the results of operations for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015. In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2016 compared to fiscal year 2015 and for fiscal year 2015 compared to fiscal year 2014. We also provide information regarding the performance of each of our operating segments. Unless otherwise indicated, references to "we," "our" or "us" refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. They are listed below:

•	In January 2015, we completed a 270,000 square foot expansion of our distribution center in Joliet, Illinois. The Joliet distribution center is now a 1,470,000 square foot, fully automated facility.

•
On February 23, 2015, we completed the offering of $3.25 billion of acquisition notes which we used in connection with our financing of the acquisition of Family Dollar Stores, Inc. ("Family Dollar") (the "Acquisition").

•	On March 9, 2015, we entered into a credit agreement and term loan facilities and received $3.95 billion under the Term Loan B which we used in connection with our financing of the Acquisition.

•
On June 11, 2015, we amended the terms of the New Senior Secured Credit Facilities to refinance the existing $3.95 billion Term Loan B tranche with $3.3 billion in aggregate principal amount of floating-rate Term Loan B-1 and $650.0 million in aggregate principal amount of fixed-rate Term Loan B-2.

•	On July 6, 2015, we repaid all amounts outstanding under our Senior Notes issued in 2013.

•	On July 6, 2015 (the "Acquisition Date"), we completed our acquisition of Family Dollar.

•	In May 2016, we completed construction of a new 1.5 million square foot distribution center in Cherokee County, South Carolina.

•
In August 2016, we completed a 0.3 million square foot expansion of our distribution center in Stockton, California. The Stockton distribution center is now an 854,000 square foot, fully automated facility.

•
On August 4, 2016, we announced the elimination of 370 positions, including 100 vacant positions, at our Family Dollar store support center in Matthews, North Carolina. The eliminations were part of the establishment of shared services and our ongoing efforts to achieve $300 million in combined run rate annual synergies by the end of the third year following the July 2015 acquisition.

•	On August 30, 2016, we amended the terms of the New Senior Secured Credit Facilities to reduce the applicable interest rate margin of the Term Loan A tranche and our New Revolving Credit Facility.

•
On September 22, 2016, we amended the terms of the New Senior Secured Credit Facilities to provide for the incurrence of $1,275.0 million in aggregate principal amount of additional loans under the Term Loan A-1 tranche and $750.0 million in aggregate principal amount of Term Loan B-3. In addition, we used $242.0 million of cash on hand to prepay the remainder of the Term Loan B-1.

•	On January 20, 2017, we prepaid the $748.1 million remaining outstanding under the Term Loan B-3.
Overview
We are a leading operator of more than 14,300 discount retail stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this change as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. Our acquired Family Dollar stores are included in the comparable store net sales calculation beginning in the fourth quarter of fiscal 2016; however, they will not be included in the annual comparable store net sales calculation until fiscal 2017. Stores that have been rebannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new banner.
At January 28, 2017, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the years ended January 28, 2017 and January 30, 2016, respectively, are as follows (Family Dollar's beginning amounts for the year ended January 30, 2016 are as of the July 6, 2015 Acquisition Date):

	Year Ended
	January 28, 2017			January 30, 2016
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	5,954	7,897	13,851	5,367	8,284	13,651
New stores	359	225	584	400	166	566
Rebannered stores	91	(91)	—	205	(205)	—
Closings	(44)	(57)	(101)	(18)	(23)	(41)
Divestitures	—	—	—	—	(325)	(325)
Ending	6,360	7,974	14,334	5,954	7,897	13,851
Relocations	64	120	184	64	102	166

Selling Square Feet (in millions):
Beginning	51.3	57.1	108.4	46.5	59.9	106.4
New stores	2.9	1.6	4.5	3.2	1.2	4.4
Rebannered stores	0.7	(0.7)	—	1.5	(1.5)	—
Closings	(0.3)	(0.4)	(0.7)	(0.1)	(0.1)	(0.2)
Divestitures	—	—	—	—	(2.4)	(2.4)
Relocations	0.1	0.1	0.2	0.2	—	0.2
Ending	54.7	57.7	112.4	51.3	57.1	108.4
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.

The average size of stores opened in 2016 was approximately 8,100 selling square feet (or about 10,100 gross square feet) for the Dollar Tree segment and 7,100 selling square feet (or about 8,300 gross square feet) for the Family Dollar segment. For 2017, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet) for the Dollar Tree segment and approximately 6,000 - 8,000 selling square feet (or about 7,000 - 9,000 gross square feet) for the Family Dollar segment. We believe that these size stores are our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.
Fiscal 2016, fiscal 2015 and fiscal 2014 which ended on January 28, 2017, January 30, 2016 and January 31, 2015, respectively, each included 52 weeks.
In fiscal 2016, comparable store net sales increased by 1.8%. The comparable store net sales increase was the result of a 0.7% increase in the number of transactions and a 1.1% increase in average ticket. We believe comparable store net sales continued to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in 2016, and we continued the rollout of frozen and refrigerated merchandise to more of our Dollar Tree stores. At January 28, 2017, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 4,785 stores, which includes rebannered stores, compared to approximately 4,285 stores at January 30, 2016. We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers. In addition, the Dollar Tree segment accepts food stamps (under the Supplemental Nutrition Assistance Program (“SNAP”)) in approximately 6,055 qualified stores compared to approximately 5,600 stores at the end of 2015.
Our point-of-sale technology provides us with valuable sales and inventory information to assist our buyers and improve our merchandise allocation to our stores. We believe that this has enabled us to better manage our inventory flow in our stores resulting in more efficient distribution and store operations.
We previously announced that we would rebanner our Deals stores in 2015 and 2016. The majority of the Deals stores were rebannered as Dollar Tree stores and the remaining stores were rebannered as Family Dollar Stores. In 2016 and 2015, 167 and 52 stores were rebannered and we recorded $15.5 million in expenses, in connection with the rebannering in fiscal 2015.
The Department of Labor, under the Fair Labor Standards Act, enacted changes to overtime regulations that were scheduled to take effect on December 1, 2016. The changes require store managers and certain other associates to be paid no less than a specified salary in order to be exempt from the overtime requirements. On November 22, 2016, a federal court judge in Texas issued a preliminary injunction that temporarily blocks the Department of Labor from implementing and enforcing these regulations on a national basis. As a result of the preliminary injunction, we postponed our response to these regulations. It is unclear what long-term impact this injunction will have on overtime regulations. Once this matter is resolved, we will analyze our alternatives to address the overtime regulations under the Fair Labor Standards Act.
We must continue to control our merchandise costs, inventory levels and our general and administrative expenses as increases in these items could negatively impact our operating results.
Acquisition and Divestiture
On July 27, 2014, we executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction. On July 6, 2015 we completed the Acquisition and Family Dollar became a direct, wholly-owned subsidiary. Under the Acquisition, the Family Dollar shareholders received $59.60 in cash and 0.2484 shares of our common stock for each share of Family Dollar common stock they owned, plus cash in lieu of fractional shares (the "Merger Consideration").
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
We incurred $39.2 million and $28.5 million in acquisition-related expenses in 2015 and 2014, respectively, excluding acquisition-related interest expense. We also expended approximately $165.7 million in capitalizable debt-issuance costs related to the financing of the Acquisition and $78.8 million and $129.8 million of debt-issuance costs was included as a reduction in "Long-term debt, net, excluding current portion" at January 28, 2017 and January 30, 2016, respectively.
We expect to achieve approximately $300 million in annual cost savings synergies by the end of the third year after closing, and we will incur $300 million in one-time costs to achieve these synergies.

In 2015, we completed the offering of $3.25 billion of senior notes and entered into a credit facility and term loan providing for $6.2 billion in senior secured credit facilities. See "Liquidity and Capital Resources" for a further discussion of these transactions.
In connection with the Acquisition, we divested 330 Family Dollar stores to settle Federal Trade Commission charges that the Acquisition would be anticompetitive in certain local markets. The 330 Family Dollar stores, 325 of which were open at the time of the divestiture, represent approximately $45.5 million of annual operating income. In accordance with purchase accounting, the net effect of the divestiture on our assets and liabilities is fully reflected in the table summarizing the estimates of fair value set forth in "Note 2 - Acquisition" and the Consolidated Balance Sheet of Dollar Tree, Inc. as of January 30, 2016 included in "Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We are continuing to provide certain transition services to the buyer with respect to which the buyer may owe us approximately $40 million at any time. Under the transition services agreement, the buyer must reimburse us for those services in the future.
Results of Operations

	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.2%	69.9%	64.7%
Gross profit	30.8%	30.1%	35.3%
Selling, general and administrative expenses	22.6%	23.3%	23.2%
Operating income	8.2%	6.8%	12.1%
Interest expense, net	1.8%	3.9%	0.9%
Other expense, net	—%	—%	0.1%
Income before income taxes	6.4%	2.9%	11.1%
Provision for income taxes	2.1%	1.1%	4.1%
Net income	4.3%	1.8%	7.0%
Fiscal year ended January 28, 2017 compared to fiscal year ended January 30, 2016
Net sales. Net sales increased 33.7%, or $5,220.8 million, in 2016 compared to 2015, resulting from $4,418.5 million of incremental net sales from Family Dollar due to 22 additional weeks of operations in fiscal year 2016 compared to fiscal year 2015, sales in the Dollar Tree segment's new stores and increased comparable store sales partially offset by the loss of sales in the 325 stores which were divested on November 1, 2015 in satisfaction of a Federal Trade Commission requirement in connection with the Family Dollar acquisition. Comparable store sales increased 1.8% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year's comparable store sales in Canada using the prior year's currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store sales performance. Including the impact of currency, comparable store net sales also increased 1.8% due to an increase in average ticket as well as customer count. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross profit. Gross profit increased by $1,738.0 million or 37.3%, to $6,394.7 million in 2016 compared to $4,656.7 million in 2015. The dollar increase in gross profit was primarily driven by $1,402.6 million of incremental gross profit for Family Dollar, due to an additional 22 weeks of operations in 2016 compared to 2015, as well as higher sales for Dollar Tree partially offset by the loss of gross profit from the 325 stores which were divested on November 1, 2015. Gross profit margin increased to 30.8% in 2016 from 30.1% in 2015 as a result of the prior year including $73.0 million of markdown expense related to sku rationalization and planned liquidations and $70.2 million in amortization expense for Family Dollar related to the stepped-up inventory which was sold during the 52 weeks ended January 30, 2016. In addition, the current year gross profit margin reflects lower merchandise cost due to higher initial mark-on and favorable freight costs. Our gross profit margin in the current year included an additional 22 weeks of Family Dollar’s operations which have a lower-margin product mix. This negatively impacted the current year’s results in relation to the prior year’s results.
Selling, general and administrative expenses. Selling, general and administrative expenses for 2016 increased to $4,689.9 million from $3,607.0 million in 2015, an increase of $1,082.9 million or 30.0%. The increase was primarily due to an incremental $972.3 million of expense for Family Dollar due to the 22 additional weeks of operations in 2016 compared to 2015 partially offset by lower selling, general and administrative expenses resulting from the divestiture of 325 stores on November 1, 2015. As a percentage of sales, selling, general and administrative expenses decreased to 22.6% in 2016 from 23.3% in 2015. In 2015, we incurred $39.1 million or 25 basis points of acquisition expenses. Excluding acquisition expenses, the selling, general and administrative rate for 2016 as a percentage of sales decreased 40 basis points to 22.6% from 23.0% as a result of lower payroll-related costs and depreciation as a percentage of net sales and lower professional fees and legal fees partially offset by higher store repairs and maintenance as a percentage of net sales.
Operating income. Operating income for 2016 increased to $1,704.8 million compared with $1,049.7 million in 2015. Operating income margin increased to 8.2% in 2016 from 6.8% in 2015. The increase in operating income is the result of an incremental $430.3 million of operating income in the Family Dollar segment, due to the additional 22 weeks of operations in 2016 compared to 2015 and a $224.8 million increase in operating income in the Dollar Tree segment partially offset by the loss of operating income from the 325 stores which were divested on November 1, 2015. In the prior year, the Family Dollar segment incurred an operating loss of $30.8 million as a result of unusually high markdowns related to sku rationalization and planned liquidations and the amortization of stepped-up inventory that was sold during the period.
Interest expense, net. Interest expense, net was $375.5 million in 2016 compared to $599.4 million in 2015. The variance is due to the following:

•	An $89.5 million breakage fee related to the prepayment of the Senior Notes in 2015;

•	A $39.5 million prepayment fee, a $17.4 million write-off of the original issuance discount and a $5.9 million write-off of deferred financing costs related to the Term Loan B refinancing in 2015;

•
A $1.0 billion prepayment of Term Loan B-1 principal in the fourth quarter of 2015, which resulted in the accelerated expensing of $19.0 million of amortizable non-cash deferred financing costs in 2015 and lower interest expense in 2016.

•	An additional $242.0 million prepayment of Term Loan B-1 in the third quarter of 2016 which resulted in lower interest expense in 2016.

•
The term loans were refinanced in the third quarter of 2016 which resulted in lower interest rates and the accelerated expensing of $26.6 million of amortizable non-cash deferred financing costs and $2.6 million in fees.

•
A $748.1 million prepayment of the remaining principal for Term Loan B-3 in the fourth quarter of 2016, which resulted in the accelerated expensing of $11.7 million of amortizable non-cash deferred financing costs.

Income taxes. Our effective tax rate in 2016 was 32.6% compared to 37.0% in 2015. The decrease in the tax rate is primarily the result of a one-time election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes, a 1.0% decrease in North Carolina's state tax rate which resulted in a reduction in the deferred tax liability related to the trade name intangible asset and the adoption of ASU No. 2016-09 under which the incremental tax benefit recognized upon RSU vestings and stock option exercises is recorded in income tax expense.
Fiscal year ended January 30, 2016 compared to fiscal year ended January 31, 2015
Net sales. Net sales increased 80.2%, or $6,896.2 million, in 2015 compared to 2014, resulting from $6,162.0 million of net sales from Family Dollar since the Acquisition Date, sales in the Dollar Tree segment's new stores and increased comparable store net sales. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and, to a lesser extent, are negatively affected when we open new stores, rebanner stores or expand stores near existing ones.
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
Segment Information
We operate a chain of more than 14,300 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the "Dollar Tree" and "Dollar Tree Canada" brands, 11 distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the "Family Dollar" brand, 11 distribution centers and a Store Support Center in Matthews, North Carolina.
We measure the results of our segments using, among other measures, each segment's net sales, gross profit and operating income (loss). We may revise the measurement of each segment's operating income (loss), including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. When the measurement of a segment changes, previous period amounts and balances are reclassified to be comparable to the current period's presentation.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended
	January 28, 2017		January 30, 2016		January 31, 2015
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$10,138.7		$9,336.4		$8,602.2
Gross profit	3,584.7	35.4%	3,249.3	34.8%	3,034.0	35.3%
Operating income	1,305.3	12.9%	1,080.5	11.6%	1,040.2	12.1%

Fiscal year ended January 28, 2017 compared to fiscal year ended January 30, 2016
Net sales for Dollar Tree increased 8.6% in 2016 compared to 2015 due to sales from new stores and a comparable store sales increase of 1.8% on a constant currency basis.
Gross profit margin for Dollar Tree increased to 35.4% in 2016 compared to 34.8% in 2015. Variances in gross profit margin include:

•	lower merchandise cost, as a percentage of sales, due to higher initial mark-on and favorable freight costs;

•	lower markdowns due to Deals markdowns in 2015 in preparation for their conversion to Dollar Tree stores;

•	higher distribution and occupancy costs as a percentage of net sales.
Operating income margin for Dollar Tree increased to 12.9% in 2016 compared to 11.6% in 2015. Excluding acquisition costs of $0.5 million in 2016 and $39.2 million or 40 basis points in 2015, operating income margin was 12.9% and 12.0% in 2016 and 2015, respectively. Excluding acquisition costs, the increase in operating income margin was the result of higher gross profit margin as noted above and lower legal fees and advertising expenses partially offset by higher payroll costs as a percentage of net sales due to higher store hourly payroll expenses.
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
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	Year Ended
	January 28, 2017		January 30, 2016
(in millions)	$	% of Sales	$	% of Sales
Net sales	$10,580.5		$6,162.0
Gross profit	2,810.0	26.6%	1,407.4	22.8%
Operating income (loss)	399.5	3.8%	(30.8)	(0.5)%
Net sales for Family Dollar increased $4,418.5 million or 71.7% in 2016 compared to 2015 resulting from 22 additional weeks of operations in fiscal year 2016 compared to fiscal year 2015 partially offset by the loss of sales due to the required divestiture of 325 stores and the rebannering of 296 stores from Family Dollar to Dollar Tree since the Acquisition.
Gross profit for Family Dollar increased $1,402.6 million or 99.7% in 2016 compared to 2015 due to an additional 22 weeks of operations in 2016 compared to 2015. Gross profit, as a percentage of sales, increased to 26.6% in 2016 compared to 22.8% in 2015. The 380 basis point increase in gross profit margin was due to lower merchandise cost due to a decrease in inventory step-up amortization, synergy efforts and lower markdowns. Gross profit margin was negatively impacted in 2015 due to $73.0 million of markdown expense related to sku rationalization and planned liquidations and $70.2 million in amortization expense related to stepped-up inventory which was sold in 2015.
Operating income for Family Dollar increased $430.3 million or 1,397.1% in 2016 compared to 2015 due to an additional 22 weeks of operations in 2016 compared to 2015. Operating income, as a percentage of sales, increased primarily due to improved gross profit margin as noted above.
Because the acquisition of Family Dollar occurred in the fiscal year ended January 30, 2016, comparable information for the Family Dollar segment for the year ended January 31, 2015 is not available.
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
The following table compares cash-flow related information for the years ended January 28, 2017, January 30, 2016 and January 31, 2015:

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$1,673.3	$802.5	$942.8
Investing activities	(483.6)	(6,978.4)	(315.0)
Financing activities	(1,060.5)	6,048.8	(30.6)
Net cash provided by operating activities increased $870.8 million in 2016 compared to 2015 due primarily to higher net income, net of depreciation and amortization, increases in other current liabilities and decreases in other current assets and inventories. These are partially offset by decreases in accounts payable and deferred income tax liabilities.
Net cash provided by operating activities decreased $140.3 million in 2015 compared to 2014 due primarily to lower net income, net of depreciation and amortization, a decrease in accrued expenditures related to the Family Dollar acquisition, and an increase in cash used to purchase merchandise inventories offset by an increase in accounts payable.
Net cash used in investing activities decreased $6,494.8 million in 2016 compared with 2015 primarily due to cash used for the acquisition of Family Dollar in 2015.
Net cash used in investing activities increased $6,663.4 million in 2015 compared with 2014 primarily due to the acquisition of Family Dollar and higher capital expenditures.
In 2016, net cash provided by financing activities decreased $7,109.3 million compared to 2015 primarily due to lower debt proceeds partially offset by lower principal payments compared to the prior year.
In 2015, net cash provided by financing activities increased $6,079.4 million compared to 2014 primarily due to the issuance of the acquisition-related debt partially offset by the repayment of the senior notes and principal payments on the term loans.
At January 28, 2017, our long-term borrowings were $6,391.8 million. We also have $120.0 million, $110.0 million and $100.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $194.9 million were committed to letters of credit issued for routine purchases of imported merchandise at January 28, 2017.
In September 2013, we entered into a Note Purchase Agreement ("NPA") with institutional accredited investors in which we issued and sold $750.0 million of senior notes (the "Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes consisted of three tranches: $300.0 million of 4.03% Senior Notes due September 16, 2020; $350.0 million of 4.63% Senior Notes due September 16, 2023; and $100.0 million of 4.78% Senior Notes due September 16, 2025. Interest on the Notes was payable semi-annually on January 15 and July 15 of each year. The Notes were unsecured and ranked pari passu in right of repayment with our other senior unsecured indebtedness. We could prepay some or all of the Notes at any time in an amount not less than 5% of the original aggregate principal amount of the Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount. In the event of a change in control (as defined in the Note Purchase Agreement), we could have been required to prepay the Notes. The Note Purchase Agreement contained customary affirmative and restrictive covenants. We used the net proceeds of the Notes to finance share repurchases.
On January 20, 2015, we entered into the First Amendment (the “ Notes Amendment”) to the Note Purchase Agreement, with a majority of the noteholders party thereto. The Notes Amendment was entered into in connection with our pending acquisition of Family Dollar. The Notes Amendment allowed, among other things, a newly-formed subsidiary of Dollar Tree to issue debt and hold the proceeds in escrow pending consummation of the Acquisition (such debt, the “Escrow Debt”). Pursuant to the terms of the Notes Amendment, in certain circumstances the amount of interest due on the Notes could increase by 1.0% per annum. The Notes Amendment also contained certain negative covenants and other restrictions applicable during the period in which any Escrow Debt is outstanding. On the Acquisition date, we prepaid the Notes outstanding of $750.0 million and paid $89.5 million of a make-whole premium, determined in accordance with the provisions of the Dollar Tree NPA plus additional interest in accordance with the provisions of the first amendment to the Dollar Tree NPA.
In June 2012, we entered into a five-year $750.0 million unsecured Credit Agreement (the Agreement). The Agreement provided for a $750.0 million revolving line of credit, including up to $150.0 million in available letters of credit. The interest rate on the Agreement was based, at our option, on a LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The Agreement also bore a facilities fee, calculated as a percentage, as defined, of the amount available under the line of credit, payable quarterly. The Agreement also bore an administrative fee payable annually. The Agreement, among other things, required the maintenance of certain specified financial ratios, restricted the payment of certain distributions and prohibited the incurrence of certain new indebtedness.
In September 2013, we amended the Agreement to enable the issuance of the Notes.
On August 15, 2014, we entered into an amendment (the "Credit Amendment") to the Agreement. The Credit Amendment further amended the Agreement to facilitate the issuance and/or borrowings of certain third-party debt financing to finance the Acquisition. The Credit Amendment also facilitated escrow arrangements related to the Acquisition. On the Acquisition Date, we paid in full all amounts owing under the Agreement and terminated all commitments to extend further credit thereunder.
On February 23, 2015, we completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 Notes”, and together with the 2020 notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. We used the proceeds of the Acquisition Notes to finance in part the Acquisition. On August 1, 2016, we completed the exchange of the Acquisition Notes for registered notes with substantially identical terms. The Acquisition Notes are fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of our subsidiaries which guarantee the obligations under our senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
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
The restriction in the Indentures on our ability to pay dividends is subject to certain significant exceptions, including an exception that permits us to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, we would have a consolidated total net leverage ratio, as defined under the Indentures, no greater than 3.50 to 1.00. As of January 28, 2017, our consolidated total net leverage ratio, as defined in the Indentures, was below 3.50 to 1.00. So long as our consolidated total net leverage ratio remains below 3.50 to 1.00, the Indentures do not restrict our ability to pay dividends.
On March 9, 2015, we entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consisted of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche mature five years after the Acquisition Date, unless any of the 2020 Notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche mature seven years after the Acquisition Date.
Upon the consummation of the Acquisition, we drew the term loans under the Term Loan A facility and have the ability to borrow under the New Revolving Credit Facility.
The New Senior Secured Credit Facilities were not guaranteed by us or any of our subsidiaries prior to the consummation of the Acquisition, but upon and after the Acquisition Date, the New Senior Secured Credit Facilities are guaranteed by certain of our direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). Upon and after the Acquisition Date, the New Senior Secured Credit Facilities are secured by a security interest in substantially all of the assets of Dollar Tree and the Credit Agreement Guarantors, subject to certain exceptions.
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
The restriction in the New Senior Secured Credit Facilities on our ability to pay dividends is subject to certain significant exceptions, including an exception that permits us to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, we would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of January 28, 2017, our consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as our consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict our ability to pay dividends.
On June 11, 2015, we amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term Loan B-1 and $650.0 million of 4.25% fixed-rate Term Loan B-2. The Term Loan B-2 does not require amortization payments prior to maturity.
The New Term Loan Facilities, excluding the Term Loan B-2, require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. We will pay certain commitment fees in connection with the New Revolving Credit Facility. The Term Loan B-2 requires us to pay a 2.0% prepayment fee if it is repaid in the second year after the refinance date and a 1.0% prepayment fee if it is repaid in the third year after the refinance date.
On January 26, 2016, we prepaid $1.0 billion of the $3.3 billion Term Loan B-1.
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
Loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.75% annually (or a base rate plus 0.75%) until we deliver our quarterly compliance certificate to the lenders outlining our secured net leverage ratio for the quarter ended January 28, 2017. Prior to that date, we will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility of 0.30% annually. After January 28, 2017, loans made under the Tranche A Revolving

Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.50% to 2.25% or at a base rate plus 0.50% to 1.25% and we will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility ranging from 0.25% to 0.375% (in each case, determined based on our secured net leverage ratio).
Beginning on January 13, 2017, loans made under the Term Loan A-1 tranche require quarterly amortization payments of 1.25% of the original principal amount until April 15, 2017 and 1.875% after April 15, 2017.
The restrictive covenants and events of default in the Third Amendment are unchanged from the provisions in the New Senior Secured Credit Facilities.
On September 22, 2016, we entered into an amendment (the "Fourth Amendment") to the New Senior Secured Credit Facilities. The Fourth Amendment provided for an additional $1,275.0 million in additional principal amounts under the Term Loan A-1 tranche and $750.0 million in total principal amount of Term Loan B-3. The proceeds of the additional loans under the Term Loan A-1 tranche and the Term Loan B-3 were used to prepay the $2,025.0 million of existing Term Loan B-1. In addition, we used $242.0 million of cash on hand to prepay the remainder of the Term Loan B-1.
The additional loans under the Term Loan A-1 tranche have terms identical to the Term Loan A-1 tranche made under the Third Amendment to the New Senior Secured Credit Facilities. The Term Loan B-3 had terms identical to the Term Loan B-1 under the New Senior Secured Credit Facilities, except as set forth below.
The Term Loan B-3 bore interest at LIBOR plus 2.50% annually (or a base rate plus 1.50%).
Beginning on January 13, 2017, the Term Loan B-3 required quarterly amortization payments of 0.25% of the original principal amount until maturity.
The obligations and additional loans under the Tranche A Revolving Credit Facilities, the Term Loan A-1 tranche and the Term Loan B-3 are secured by the same collateral and subject to the same guarantees as the other classes of loans under the New Senior Secured Credit Facilities. The restrictive covenants and events of default in the Fourth Amendment are substantially the same as the provisions in the New Senior Secured Credit Facilities.
In connection with the Third Amendment and Fourth Amendment to the New Senior Secured Credit Facilities, we accelerated the expensing of approximately $26.6 million of amortizable non-cash deferred financing costs and expensed approximately $2.6 million in transaction-related costs.
On January 20, 2017, we prepaid the $748.1 million remaining outstanding under our Term Loan B-3. The prepayment resulted in an acceleration of the amortization of debt-issuance costs associated with the Term Loan B-3 of $11.7 million.
Annual interest expense is expected to approximate $307.7 million in 2017, $14.2 million of which is non-cash amortization of debt-issuance costs and debt premiums.
Historically we have used cash to repurchase shares but we did not repurchase any shares in fiscal 2016, 2015 or 2014. At January 28, 2017, we have $1.0 billion remaining under Board repurchase authorization.
Funding Requirements
Overview, Including Off-Balance Sheet Arrangements
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2017 to total approximately $419.8 million, which includes capital expenditures, initial inventory and pre-opening costs.
At January 28, 2017, we have $1,250.0 million available under our Tranche A Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $160.7 million.
Our estimated capital expenditures for fiscal 2017 are between $760.0 million and $780.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 400 stores, the start of construction of a new Dollar Tree banner distribution center and the expansion of our Chesapeake, Virginia store support center. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our Tranche A Revolving Credit Facility.

The following tables summarize our material contractual obligations at January 28, 2017, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Lease Financing
Operating lease obligations	$7,209.3	$1,369.5	$1,180.4	$1,021.7	$815.9	$670.9	$2,150.9
Long-term Borrowings
Acquisition notes	3,250.0	—	—	—	750.0	—	2,500.0
Term loans	2,834.8	152.1	165.9	165.9	1,700.9	—	650.0
Assumed secured senior notes	300.0	—	—	—	—	300.0	—
Forgivable promissory note	7.0	—	0.1	1.4	1.4	1.4	2.7
Interest on long-term borrowings	1,427.6	289.5	289.9	290.1	216.4	171.0	170.7
Total obligations	$15,028.7	$1,811.1	$1,636.3	$1,479.1	$3,484.6	$1,143.3	$5,474.3

Commitments	Total	Expiring in 2017	Expiring in 2018	Expiring in 2019	Expiring in 2020	Expiring in 2021	Thereafter
Letters of credit and surety bonds	$425.4	$400.8	$24.2	$0.3	$0.1	$—	$—
Technology assets	13.5	13.5	—	—	—	—	—
Telecommunication contracts	104.7	34.6	32.6	32.2	5.3	—	—
Total commitments	$543.6	$448.9	$56.8	$32.5	$5.4	$—	$—
Lease Financing
Operating lease obligations. Our operating lease obligations are primarily for payments under noncancelable store leases. The commitment includes amounts for leases that were signed prior to January 28, 2017 for stores that were not yet open on January 28, 2017.
Long-term Borrowings
Acquisition Notes. In February 2015, we completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due March 1, 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due March 1, 2023 (the “2023 Notes”, and together with the 2020 Notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. On August 1, 2016, we completed the exchange of the Acquisition Notes for registered notes with substantially identical terms. The Acquisition Notes are fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of our subsidiaries which guarantee the obligations under our senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries. Interest on the Acquisition Notes is due semiannually on March 1 and September 1 and commenced on September 1, 2015. For complete terms of the Acquisition Notes please see "Note 6 - Long-Term Debt" in "Item 8. Financial Statements and Supplementary Data" beginning on page 68 of this Form 10-K.
Credit Facility and Term Loans. On March 9, 2015, we entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consisted of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche mature five years after the Acquisition Date, unless any of the 2020 Notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche mature seven years after the Acquisition Date. Upon and after the Acquisition Date, the New Senior Secured Credit Facilities are guaranteed by certain of our direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries (collectively, the “Credit Agreement Guarantors”). Upon and after the Acquisition Date, the New Senior Secured Credit Facilities are secured by a security interest in substantially all of our assets and those of the Credit Agreement Guarantors, subject to certain exceptions.
On June 11, 2015, we amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term Loan B-1 and $650.0 million of 4.25% fixed-rate Term Loan B-2.

On January 26, 2016, we prepaid $1.0 billion of the $3.3 billion Term Loan B-1.
On August 30, 2016, we amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan A tranche and the New Revolving Credit Facility by replacing the existing Term Loan A tranche with a new Term Loan A-1 tranche and the New Revolving Credit Facility with new revolving facility commitments (the “Tranche A Revolving Credit Facility”), reducing the applicable interest rate margins.
On September 22, 2016, we amended the terms of the New Senior Secured Credit Facilities to provide for $1,275.0 million in additional principal amounts under the Term Loan A-1 tranche and $750.0 million in total principal amount of Term Loan B-3. The proceeds of the additional loans under the Term Loan A-1 tranche and the Term Loan B-3 were used to prepay the $2,025.0 million of existing Term Loan B-1. In addition, we used $242.0 million of cash on hand to prepay the remainder of the Term Loan B-1.
Loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.75% annually (or a base rate plus 0.75%) until we deliver our quarterly compliance certificate to the lenders outlining our secured net leverage ratio for the quarter ended January 28, 2017. Prior to that date, we will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility of 0.30% annually. After January 28, 2017, loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche will bear interest at LIBOR plus 1.50% to 2.25% or at a base rate plus 0.50% to 1.25% and we will pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility ranging from 0.25% to 0.375% (in each case, determined based on our secured net leverage ratio). The Term Loan B-3 bore interest at LIBOR plus 2.50% annually (or a base rate plus 1.50%).
On January 20, 2017, we prepaid the $748.1 million remaining outstanding under our Term Loan B-3.
For complete terms of the Credit Facility and Term Loans please see "Note 6 - Long-Term Debt" in "Item 8. Financial Statements and Supplementary Data" beginning on page 68 of this Form 10-K.
Secured Senior Notes. We assumed the liability for $300.0 million of 5.0% senior notes due February 1, 2021 which were issued by Family Dollar on January 28, 2011 through a public offering. These unsecured notes became secured upon closing of the Acquisition. These notes are equally and ratably secured with the Term Loans.
Forgivable promissory note. In 2012, we entered into a promissory note with the state of Connecticut under which the state loaned us $7.0 million in connection with our acquisition, construction and installation of land, building, machinery and equipment for our distribution facility in Windsor, Connecticut. If certain performance targets are met, the loan will be forgiven in fiscal 2018. If the performance targets are not met, the loan and accrued interest must be repaid over a five-year period beginning in fiscal 2018.
Interest on long-term borrowings. These amounts represent interest payments on the Acquisition Notes, Term Loans, Senior Secured Notes and Forgivable Promissory Note using the interest rates for each at January 28, 2017.
Commitments
Letters of credit and surety bonds. We are a party to three Letter of Credit Reimbursement and Security Agreements providing $120.0 million, $110.0 million and $100.0 million, respectively, for letters of credit. Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $194.9 million of purchases committed under these letters of credit at January 28, 2017.
We also have approximately $160.7 million of letters of credit outstanding that serve as collateral for our large-deductible insurance programs and $69.8 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores and self-insured insurance programs.
Technology assets. We have commitments totaling approximately $13.5 million to primarily purchase store technology assets and maintenance for our stores during 2017.
Telecommunication contracts. We have contracted for telecommunication services with contracts expiring in 2020. The total amount of these commitments is approximately $104.7 million.

Critical Accounting Policies
The preparation of financial statements requires the use of estimates. Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates. Following is a discussion of the estimates that we consider critical.
Inventory Valuation
As discussed in "Note 1 - Summary of Significant Accounting Policies" under the caption "Merchandise Inventories" in "Item 8. Financial Statements and Supplementary Data" beginning on page 52 of this Form 10-K, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.
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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at January 28, 2017 is based on estimated shrink for most of 2016, including the fourth quarter. We have not experienced significant fluctuations in historical shrink rates beyond approximately 10-20 basis points in our Dollar Tree segment for the last few years. The amounts recorded in the current year reflect the Dollar Tree and Family Dollar segments’ historical results. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described.
Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.
In our Family Dollar segment, we receive vendor support in the form of cash payments or allowances through a variety of reimbursements such as purchase discounts and allowances, cooperative advertising, scan downs and volume or other rebates. We have agreements with vendors setting forth the specific conditions for each allowance or payment. In accordance with ASC 605-50, "Revenue Recognition - Customer Payments and Incentives," depending on the arrangement, we either recognize the allowance as a reduction of current costs or recognize the benefit over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to cost of goods sold.
Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred. Certain expenses, such as legal reserves, require a high degree of judgment and our most material estimates include domestic freight expenses, self-insurance costs, store-level operating expenses, such as property taxes and utilities, and certain other expenses.
We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding matters with external counsel to assess the probability of an unfavorable outcome and estimates of loss. We re-evaluate outstanding proceedings and claims each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. Our legal proceedings are described in "Note 5 - Commitments and Contingencies" under the caption "Contingencies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 64 of this Form 10-K.
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
Business Combinations-Purchase Price Allocation
For the Family Dollar acquisition, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, which were finalized during the second quarter of fiscal 2016. Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. We engaged third party experts to assist in the determination of fair value for certain complex assets acquired and liabilities assumed. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets are made based on forecasted information and discount rates. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
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
For purposes of our goodwill impairment evaluation, the reporting units are Family Dollar, Dollar Tree and Dollar Tree Canada. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. We estimate the fair value of our reporting units using projected future cash flows that are discounted using a weighted-average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environments for our reporting units. Critical assumptions that are used as part of these evaluations include:

•
The potential future cash flows of the reporting unit. The projections use management's estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expenses. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our fiscal 2016 impairment evaluations are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•
Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for our Family Dollar reporting unit. The weighted-average cost of capital used to discount the cash flows for our reporting units ranged from 9.0% to 13.5% for our fiscal 2016 analysis.

Indefinite-lived intangible assets, such as the Family Dollar tradename, are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluations are performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. We estimate the fair value of tradename intangible assets based on an income approach using the relief-from-royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The discount rate is consistent with the discount rate used in our Family Dollar goodwill impairment evaluation adjusted for revenue-specific growth risk.
Our impairment evaluation of indefinite-lived intangible assets did not result in impairment charges during fiscal 2016, 2015 or 2014.

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
In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in our tax returns. Judgment is required in evaluating the application of federal and state tax laws, including relevant case law, and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority. Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded. We believe that our liability for uncertain tax positions is adequate. For further discussion of our changes in reserves during fiscal 2016, see "Note 4 - Income Taxes" in "Item 8. Financial Statements and Supplementary Data" beginning on page 61 of this Form 10-K.
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
Our highest sales periods are the Christmas and Easter seasons. Easter was observed on April 5, 2015 and on March 27, 2016, and will be observed on April 16, 2017. We believe that the later Easter in 2017 could result in a $10.0 million increase in sales in the first quarter of 2017 as compared to the first quarter of 2016. We generally realize a disproportionate amount of our net sales and of our operating and net income during the fourth quarter. In anticipation of increased sales activity during these months, we purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our continuing store staff. Our operating results, particularly operating and net income, could suffer if our net sales were below seasonal norms during the fourth quarter or during the Easter season for any reason, including merchandise delivery delays due to receiving or distribution problems, changes in consumer sentiment or inclement weather.
Our unaudited results of operations for the eight most recent quarters are shown in a table in "Note 12 - Quarterly Financial Information (Unaudited)" in "Item 8. Financial Statements and Supplementary Data" beginning on page 88 of this Form 10-K.
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
Shipping Costs. Trans-Pacific shipping rates are negotiated with individual freight lines and are subject to fluctuation based on shipping industry market conditions and fuel costs. We can give no assurances as to the final rate trends for 2017, as we are in the early stages of our negotiations.
Wage Costs. Multiple states and local jurisdictions passed legislation that increased their minimum wages in 2016 and 2017 and the federal government has made indications that it may consider increasing the federal minimum wage. As a result, we believe our expenses will increase except to the extent that we are able to offset our payroll costs with savings in our operations.
The Department of Labor, under the Fair Labor Standards Act, enacted changes to overtime regulations that were scheduled to take effect on December 1, 2016. The changes require store managers and certain other associates to be paid no less than a specified salary in order to be exempt from the overtime requirements. On November 22, 2016, a federal court judge in Texas issued a preliminary injunction that temporarily blocks the Department of Labor from implementing and enforcing these regulations on a national basis. As a result of the preliminary injunction we postponed our response. It is unclear what long-term impact this injunction will have on overtime regulations. Once this matter is resolved, we will analyze our alternatives to address the overtime regulations under the Fair Labor Standards Act.
Imports. Based on possible future legislation, tariffs on imported goods may increase and, under the border-adjustment tax proposal, we may be unable to deduct the cost of imported goods. Last year, we paid approximately $93.7 million in tariffs and imported approximately 27.4% of our merchandise.
Currency Fluctuations. We are exposed to fluctuations in foreign currency exchange rates as a result of our operations in Canada.
Recent Accounting Pronouncements
See "Note 1 - Summary of Significant Accounting Policies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 52 of this Form 10-K for a detailed description of recent accounting pronouncements.

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
Interest Rate Risk
At January 28, 2017, we had $2.2 billion in borrowings subject to interest rate fluctuations. Borrowings under the Term Loan A-1 bear interest based on LIBOR plus 1.75%. As of January 28, 2017, approximately 34% of our total debt includes variable interest rates. A 1.0% increase in the LIBOR rate would result in an annual increase in interest expense related to our variable rate debt of $21.8 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Dollar Tree, Inc.:
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the Company) as of January 28, 2017 and January 30, 2016, and the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Tree, Inc. as of January 28, 2017 and January 30, 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Norfolk, Virginia
March 28, 2017

DOLLAR TREE, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended
	January 28,	January 30,	January 31,
(in millions, except per share data)	2017	2016	2015
Net sales	$20,719.2	$15,498.4	$8,602.2
Cost of sales	14,324.5	10,841.7	5,568.2
Gross profit	6,394.7	4,656.7	3,034.0
Selling, general and administrative expenses	4,689.9	3,607.0	1,993.8
Operating income	1,704.8	1,049.7	1,040.2
Interest expense, net	375.5	599.4	80.1
Other (income) expense, net	(0.1)	2.1	5.9
Income before income taxes	1,329.4	448.2	954.2
Provision for income taxes	433.2	165.8	355.0
Net income	$896.2	$282.4	$599.2
Basic net income per share	$3.80	$1.27	$2.91
Diluted net income per share	$3.78	$1.26	$2.90
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Net income	$896.2	$282.4	$599.2

Foreign currency translation adjustments	5.5	(9.0)	(17.2)

Total comprehensive income	$901.7	$273.4	$582.0

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$866.4	$736.1
Short-term investments	4.0	4.0
Merchandise inventories, net	2,865.8	2,885.5
Other current assets	201.8	310.3
Total current assets	3,938.0	3,935.9
Property, plant and equipment, net of accumulated depreciation of $2,694.5 and $2,172.0, respectively	3,115.8	3,125.5
Assets available for sale	9.0	12.1
Goodwill	5,023.5	5,021.7
Favorable lease rights, net	468.6	569.4
Tradename intangible asset	3,100.0	3,100.0
Other intangible assets, net	5.1	5.8
Other assets	41.6	130.8
Total assets	$15,701.6	$15,901.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$152.1	$108.0
Accounts payable	1,119.6	1,251.9
Other current liabilities	744.2	722.6
Income taxes payable	90.0	12.9
Total current liabilities	2,105.9	2,095.4
Long-term debt, net, excluding current portion	6,169.7	7,238.4
Unfavorable lease rights, net	124.0	149.3
Deferred tax liabilities, net	1,458.9	1,586.6
Income taxes payable, long-term	71.2	71.4
Other liabilities	382.4	353.2
Total liabilities	10,312.1	11,494.3
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 236,136,439 and 234,968,078 shares issued and outstanding at January 28, 2017 and January 30, 2016, respectively	2.4	2.4
Additional paid-in capital	2,472.1	2,391.2
Accumulated other comprehensive loss	(37.6)	(43.1)
Retained earnings	2,952.6	2,056.4
Total shareholders' equity	5,389.5	4,406.9
Total liabilities and shareholders' equity	$15,701.6	$15,901.2
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 28, 2017, JANUARY 30, 2016, AND JANUARY 31, 2015

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at February 1, 2014	208.1	$2.1	$10.7	$(16.9)	$1,174.8	$1,170.7
Net income	—	—	—	—	599.2	599.2
Total other comprehensive loss	—	—	—	(17.2)	—	(17.2)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	4.7	—	—	4.7
Exercise of stock options, including income tax benefit of $1.4	0.1	—	2.1	—	—	2.1
Repurchase and retirement of shares	(3.1)	—	—	—	—	—
Stock-based compensation, net, including income tax benefit of $3.1	0.5	—	25.5	—	—	25.5
Balance at January 31, 2015	205.7	2.1	43.0	(34.1)	1,774.0	1,785.0
Net income	—	—	—	—	282.4	282.4
Total other comprehensive loss	—	—	—	(9.0)	—	(9.0)
Acquisition of Family Dollar	28.5	0.3	2,289.8	—	—	2,290.1
Issuance of stock under Employee Stock Purchase Plan	0.1	—	5.1	—	—	5.1
Exercise of stock options, including income tax benefit of $0.7	0.3	—	9.5	—	—	9.5
Stock-based compensation, net, including income tax benefit of $12.1	0.4	—	43.8	—	—	43.8
Balance at January 30, 2016	235.0	2.4	2,391.2	(43.1)	2,056.4	4,406.9
Net income	—	—	—	—	896.2	896.2
Total other comprehensive income	—	—	—	5.5	—	5.5
Issuance of stock under Employee Stock Purchase Plan	0.1	—	8.0	—	—	8.0
Exercise of stock options	0.6	—	33.5	—	—	33.5
Stock-based compensation, net	0.4	—	39.4	—	—	39.4
Balance at January 28, 2017	236.1	$2.4	$2,472.1	$(37.6)	$2,952.6	$5,389.5
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$896.2	$282.4	$599.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	637.5	487.6	205.9
Provision for deferred income taxes	(124.1)	25.6	(18.1)
Stock-based compensation expense	61.6	53.2	38.3
Amortization of debt discount and debt-issuance costs	55.2	64.7	—
Other non-cash adjustments to net income	9.4	7.7	4.3
Changes in assets and liabilities increasing (decreasing) cash and cash equivalents:
Merchandise inventories	21.9	(87.8)	(6.0)
Prepaids and other current assets	117.2	(63.5)	(12.2)
Accounts payable	(133.8)	183.9	41.9
Income taxes payable	77.1	3.1	(4.6)
Other current liabilities	30.4	(164.1)	87.5
Other liabilities	24.7	9.7	6.6
Net cash provided by operating activities	1,673.3	802.5	942.8
Cash flows from investing activities:
Capital expenditures	(564.7)	(480.5)	(325.6)
Acquisition of Family Dollar, net of common stock issued, equity compensation and cash acquired	—	(6,527.7)	—
Purchase of restricted cash and investments	(36.1)	(23.7)	(6.8)
Proceeds from sale of restricted investments	118.1	53.0	15.8
Proceeds from (payments for) fixed asset disposition	(0.9)	0.5	1.6
Net cash used in investing activities	(483.6)	(6,978.4)	(315.0)
Cash flows from financing activities:
Principal payments for long-term debt	(4,036.2)	(5,926.7)	(12.8)
Proceeds from long-term debt, net of discount	2,962.5	12,130.2	—
Debt-issuance costs	(6.1)	(159.8)	(11.8)
Repayments of revolving credit facility	(140.0)	—	—
Proceeds from revolving credit facility	140.0	—	—
Proceeds from stock issued pursuant to stock-based compensation plans	41.5	13.9	5.5
Cash paid for taxes on exercises/vesting of stock-based compensation	(22.2)	(21.6)	(16.0)
Tax benefit of exercises/vesting of stock-based compensation	—	12.8	4.5
Net cash provided by (used in) financing activities	(1,060.5)	6,048.8	(30.6)
Effect of exchange rate changes on cash and cash equivalents	1.1	(0.9)	(0.8)
Net increase (decrease) in cash and cash equivalents	130.3	(128.0)	596.4
Cash and cash equivalents at beginning of year	736.1	864.1	267.7
Cash and cash equivalents at end of year	$866.4	$736.1	$864.1
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$329.1	$487.0	$33.9
Income taxes	$501.8	$138.4	$372.3
Non-cash transactions:
Accrued capital expenditures	$30.3	$72.4	$19.7
Acquisition cost paid in common stock and equity compensation	$—	$2,290.1	$—

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
Segment Information
At January 28, 2017, the Company operates more than 14,300 discount retail stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company's operations under the "Dollar Tree" and "Dollar Tree Canada" brands, eleven distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise discount retail stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company's operations under the "Family Dollar" brand, eleven distribution centers and a Store Support Center in Matthews, North Carolina.
Foreign Currency
The functional currencies of certain of the Company’s international subsidiaries are the local currencies of the countries in which the subsidiaries are located. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which are included in "Other (income) expense, net" have not been significant.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Any reference herein to "2016" or "Fiscal 2016," “2015” or “Fiscal 2015,” and “2014” or “Fiscal 2014,” relates to as of or for the year ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively. Each fiscal year included 52 weeks. "2017" or "Fiscal 2017" ends on February 3, 2018 and will include 53 weeks, commensurate with the retail calendar.
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
Cash and Cash Equivalents
Cash and cash equivalents at January 28, 2017 and January 30, 2016 includes $554.4 million and $462.9 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of 3 months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within 3 business days, and therefore are classified as cash and cash equivalents.
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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $116.9 million and $114.0 million at January 28, 2017 and January 30, 2016, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements are amortized over the estimated useful lives of the respective assets or the committed terms of the related leases, whichever is shorter. Amortization is included in "Selling, general and administrative expenses" in the accompanying consolidated income statements.
Costs incurred related to software developed for internal use are capitalized and amortized, generally over three years.
Capitalized Interest
The Company capitalizes interest on borrowed funds during the construction of certain property and equipment. The Company capitalized $2.4 million and $1.3 million of interest costs in the years ended January 28, 2017 and January 30, 2016, respectively. No interest costs were capitalized in the year ended January 31, 2015.
Goodwill and Nonamortizing Intangible Assets
Goodwill and nonamortizing intangible assets are not amortized, but rather tested for impairment at least annually. In addition, goodwill and nonamortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed its annual impairment testing in November 2016 and determined that no impairment existed.
Other Assets
Other assets historically consisted primarily of restricted investments and deferred compensation plan assets. Restricted investments were purchased to collateralize long-term insurance obligations. In 2016, the Company liquidated its restricted investments and began to use standby letters of credit to collateralize long-term insurance obligations. No restricted investments existed at January 28, 2017. As of January 30, 2016, the Company held $82.0 million of restricted investments. These investments were primarily in tax-exempt money market funds that invested in short-term municipal obligations. These investments were classified as available-for-sale and were recorded at fair value, which approximated cost. Deferred compensation plan assets were $19.8 million and $21.1 million at January 28, 2017 and January 30, 2016, respectively, and are recorded at fair value.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2016, 2015 and 2014, the Company recorded charges of $3.7 million, $1.6 million and $1.5 million, respectively, to write down certain assets. These charges are recorded as a component of "Selling, general and administrative expenses" in the accompanying consolidated income statements.
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
The following table sets forth the Company's financial assets and liabilities that are accounted for at fair value on a recurring basis:

(in millions)	January 28, 2017	January 30, 2016
Level 1
Restricted investments	$—	$82.0
Short-term investments	4.0	4.0
Long-term debt - Secured Senior Notes and Acquisition Notes	3,740.3	3,754.6
Level 2
Diesel fuel swap liabilities	—	0.8
Long-term debt - term loans	2,828.2	3,886.1

The Company’s cash and cash equivalents are valued at cost, which approximates fair value, due to the short-term maturities of these instruments.
The fair values of the diesel fuel swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield and diesel cost curves. The curves were obtained from independent pricing services reflecting broker market quotes. As of January 28, 2017, the Company did not have any diesel fuel swaps outstanding.
The fair values of the Company's Secured Senior Notes and Acquisition Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair values of the Company's term loans were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company's Tranche A Revolving Credit Facility at January 28, 2017 and the Company's Revolving Credit Agreement at January 30, 2016, approximated their fair values because the interest rates vary with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company recorded impairment charges of $0.7 million, $1.6 million, and $1.5 million in fiscal 2016, 2015 and 2014, respectively, to reduce certain store assets to their estimated fair values. The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. There were no other changes related to Level 3 assets. The Company also recorded impairment charges of $3.0 million to reduce certain assets held for sale to their estimated fair values. The fair values were determined based on the market prices of identical assets. The measures of fair value are considered a Level 1 approach under the fair value hierarchy.
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
Revenue Recognition
The Company recognizes sales revenue, net of estimated returns and sales tax, at the time the customer tenders payment for and takes possession of the merchandise.
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

Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "Selling, general and administrative expenses" on the accompanying consolidated income statements. Advertising costs, net of co-op recoveries from vendors, approximated $60.1 million, $32.5 million and $18.1 million for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.
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
Stock-Based Compensation
The Company recognizes expense for all share-based payments to employees based on their fair values. Total stock-based compensation expense for 2016, 2015 and 2014 was $60.3 million, $52.3 million and $37.4 million, respectively.
The Company recognizes expense related to the fair value of restricted stock units (RSUs) and stock options over the requisite service period on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs is determined using the closing price of the Company’s common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.
During 2016, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update provides for simplification of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. Under the update, the excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes should be recognized as income tax expense or benefit in the reporting period in which they occur. Previously, the excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. This amendment has been adopted by the Company on a prospective basis. The update also provides that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. This amendment has been adopted by the Company on a prospective transition method basis. Additionally, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. Previously, no guidance was provided for cash flow classification of cash paid for tax-withholding purposes for shares withheld for tax purposes. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, $21.6 million and $16.0 million was reclassified in the accompanying Consolidated Statements of Cash Flows from "Changes in assets and liabilities increasing (decreasing) cash and cash equivalents" from "Other liabilities" to "Cash paid for taxes on exercises/vesting of stock-based compensation" for the years ended January 30, 2016 and January 31, 2015, respectively. Under the update, an entity can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. All amendments of the update have been adopted for all periods beginning on or after January 31, 2016. The effect of the adoption of ASU No. 2016-09 on Retained earnings was not material.
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

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently finalizing its implementation plan and evaluating the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets and to not have a material impact on its consolidated income statements.
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
NOTE 2 - ACQUISITION
On July 27, 2014, the Company executed an Agreement and Plan of Merger to acquire Family Dollar in a cash and stock transaction. On July 6, 2015, the Company completed the Acquisition and Family Dollar became a direct, wholly-owned subsidiary of the Company. Under the Acquisition, the Family Dollar shareholders received $59.60 in cash and 0.2484 shares of the Company's common stock for each share of Family Dollar common stock they owned, plus cash in lieu of fractional shares (the "Merger Consideration").
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
The Company's common stock continues to trade on the Nasdaq Exchange under the symbol "DLTR." Following the Acquisition Date, Family Dollar's common stock ceased trading on, and was delisted from, the New York Stock Exchange. Family Dollar's results from the Acquisition Date are included in the consolidated income statements.

The following table summarizes the final allocation of the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date. No adjustments to the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date were recorded in fiscal 2016. The measurement period closed during the second quarter of 2016:

(in millions)
Cash	$305.3
Short-term investments	4.0
Accounts receivable	71.1
Inventory	1,765.5
Taxes receivable	32.9
Other current assets	100.1
Property, plant and equipment	1,893.3
Assets available for sale	10.1
Goodwill	4,859.9
Intangible assets, net	3,570.4
Other assets	78.1
Long-term debt, including current portion	(497.0)
Accounts payable	(635.2)
Other current liabilities	(563.4)
Deferred tax liabilities, net	(1,618.4)
Other liabilities	(253.6)
Total purchase price	$9,123.1
Less: Cash acquired	(305.3)
Total purchase price, net of cash acquired	8,817.8
Acquisition cost paid in common stock	(2,272.4)
Acquisition cost paid in equity compensation	(17.7)
Acquisition cost paid in cash, net of cash acquired	$6,527.7
On November 1, 2015, the Company completed the transaction pursuant to which it divested 330 Family Dollar stores, 325 of which were already open, to Dollar Express LLC, a portfolio company of Sycamore Partners. The divestiture satisfied a condition as required by the Federal Trade Commission in connection with the Acquisition. The divested stores represented approximately $45.5 million of annual operating income and will operate under the Dollar Express banner. The table above reflects the effect of the divestiture as required by purchase accounting, as the divestiture was a condition of the Acquisition. As part of the divestiture, the Company was required to guarantee payments under 316 store leases and the fair value of the guarantee is immaterial.
Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies of at least $300 million annually (unaudited), which is expected to be achieved by the third year following the Acquisition Date. Expected sources of synergies include the following:

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
Intangible assets, net consist of three separately identified assets and one liability. First, the Company identified the Family Dollar trade name as an indefinite-lived intangible asset with a fair value of $3.1 billion. The trade name is not subject to amortization but is evaluated annually for impairment. No related impairment losses were recognized in 2016 or 2015. Second, the Company recognized an intangible asset of $629.2 million for favorable Family Dollar leases and a liability of $164.3 million for unfavorable

Family Dollar leases (as compared to prevailing market rates) which are being amortized over the remaining lease terms, including, in some cases, an assumed renewal. Amortization expense of $75.7 million and $45.3 million was recognized in 2016 and 2015, respectively, related to these lease rights. Lastly, the Company recognized an intangible asset of $5.5 million for a customer list.
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
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisition as if it had occurred on February 2, 2014:

	Pro Forma - Unaudited
	Year Ended
(in millions, except per share data)	January 30, 2016	January 31, 2015
Net sales	$19,782.3	$18,720.0
Net income	$565.7	$608.2
Basic net income per share	$2.41	$2.59
Diluted net income per share	$2.40	$2.58
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
The unaudited pro forma results reflect the divestiture of 330 Family Dollar stores which results in the exclusion of net income of $20.9 million and $25.8 million, or $0.09 and $0.11 per basic and diluted share, in the years ended January 30, 2016 and January 31, 2015, respectively. Material non-recurring adjustments excluded from the pro forma financial information above consist of the effects of the divested stores and the step-up of Family Dollar inventory to its fair value. Acquisition expenses totaled $39.2 million and $28.5 million in 2015 and 2014, respectively, excluding acquisition-related interest expense.
For additional discussion of the Acquisition, please see the "Acquisition and Divestiture" section included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 27 of this Form 10-K.

NOTE 3 - BALANCE SHEET COMPONENTS
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 28, 2017 and January 30, 2016 consists of the following:

	January 28,	January 30,
(in millions)	2017	2016
Land	$193.8	$180.8
Buildings	1,044.9	906.0
Leasehold improvements	1,690.2	1,556.7
Furniture, fixtures and equipment	2,735.4	2,457.8
Construction in progress	146.0	196.2
Total property, plant and equipment	5,810.3	5,297.5
Less: accumulated depreciation	2,694.5	2,172.0
Total property, plant and equipment, net	$3,115.8	$3,125.5

Depreciation expense was $561.8 million, $442.1 million, and $206.0 million for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.
Other Current Assets
Other current assets as of January 28, 2017 and January 30, 2016 consist of the following:

	January 28,	January 30,
(in millions)	2017	2016
Other accounts receivable	$82.0	$77.8
Accounts receivable - divestiture-related	55.9	76.9
Prepaid store supplies	38.6	42.1
Other prepaid assets	23.4	59.7
Prepaid rent	1.9	53.8
Total other current assets	$201.8	$310.3
Other Current Liabilities
Other current liabilities as of January 28, 2017 and January 30, 2016 consist of accrued expenses for the following:

	January 28,	January 30,
(in millions)	2017	2016
Compensation and benefits	$194.9	$195.8
Taxes (other than income taxes)	163.1	143.1
Insurance	101.7	111.1
Accrued interest	84.7	92.8
Rent liabilities	36.1	35.8
Accrued construction costs	30.3	39.5
Accrued utility expenses	21.2	20.8
Accrued repairs	18.3	3.6
Other	93.9	80.1
Total other current liabilities	$744.2	$722.6

Other Liabilities
Other long-term liabilities as of January 28, 2017 and January 30, 2016 consist of the following:

	January 28,	January 30,
(in millions)	2017	2016
Deferred rent	$122.6	$102.2
Insurance	224.0	205.1
Other	35.8	45.9
Total other long-term liabilities	$382.4	$353.2
NOTE 4 - INCOME TAXES
Total income taxes were allocated as follows:

	Year Ended
(in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Income from continuing operations	$433.2	$165.8	$355.0
Shareholders' equity, tax benefit on exercises/vesting of equity-based compensation	—	(12.8)	(4.5)
	$433.2	$153.0	$350.5
The provision for income taxes consists of the following:

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Federal - current	$480.5	$126.9	$325.1
State - current	79.5	14.6	47.6
Foreign - current	0.8	0.5	0.4
Total current	560.8	142.0	373.1

Federal - deferred	(37.7)	7.4	(9.7)
State - deferred	(89.9)	3.3	(3.2)
Foreign - deferred	—	13.1	(5.2)
Total deferred	$(127.6)	$23.8	$(18.1)
Included in current tax expense for the years ended January 28, 2017, January 30, 2016 and January 31, 2015, are amounts related to uncertain tax positions associated with temporary differences, in accordance with ASC 740.

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.0	3.0	3.3
Work Opportunity Tax Credit	(1.6)	(3.8)	(1.0)
State tax election	(1.4)	—	—
Deferred tax rate change	(1.6)	—	—
Incremental tax benefit of exercises/vesting of equity-based compensation	(0.6)	—	—
International taxes	—	(4.5)	—
Change in valuation allowance	0.1	4.1	—
Nondeductible acquisition costs	—	1.5	—
Other, net	(0.3)	1.7	(0.1)
Effective tax rate	32.6%	37.0%	37.2%
The decrease in the 2016 effective tax rate includes a one-time election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes, the adoption of ASU No. 2016-09 under which the incremental tax benefit recognized upon RSU vesting is recorded in income tax expense and a change in the statutory rate for North Carolina. On August 2, 2016, the state of North Carolina announced that it would lower its corporate income tax rate from 4% to 3% for tax years beginning on or after January 1, 2017. This change in North Carolina’s statutory rate significantly decreased the deferred tax liability related to the trade name intangible asset.
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

Significant components of the Company's net deferred tax assets (liabilities) follow:

(in millions)	January 28, 2017	January 30, 2016
Deferred tax assets:
Deferred rent	$59.9	$47.3
Accrued expenses	71.4	73.2
Net operating losses and credit carryforwards	71.4	53.1
Accrued compensation expense	71.3	77.8
State tax election	20.4	—
Other	3.4	0.3
Total deferred tax assets	297.8	251.7
Valuation allowance	(49.7)	(48.4)
Deferred tax assets, net	248.1	203.3
Deferred tax liabilities:
Property and equipment	(331.3)	(369.3)
Other intangibles	(1,368.7)	(1,415.9)
Prepaid expenses	—	(3.3)
Inventory	(7.0)	(1.4)
Total deferred tax liabilities	(1,707.0)	(1,789.9)
Net deferred tax liability	$(1,458.9)	$(1,586.6)
Deferred tax liabilities have been provided for the tax effects of the differences between the book and tax bases in the assets acquired from Family Dollar. The decrease in the deferred tax liability was primarily related to the tax effects of the decrease in the statutory rate in North Carolina, a one-time election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes, amortization of favorable lease rights and depreciation of property plant and equipment.
At January 28, 2017, the Company had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling approximately $71.4 million. These carryforwards will expire, if not utilized, beginning in 2017 through 2036.
A valuation allowance of $49.7 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards, net operating loss and capital loss carryforwards. Since January 30, 2016, the valuation allowance has been increased as a result of an increased valuation allowance against our Canadian operations deferred tax assets and a decreased valuation allowance on capital loss carryforwards. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.
The Company is participating in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2016 fiscal year and will participate in the program for fiscal year 2017. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. The Dollar Tree segment's federal tax returns have been examined and all issues have been settled through the fiscal 2014 tax year. The federal statute of limitations is still open for Family Dollar's tax returns for the fiscal year ended August 31, 2013 and forward. Several states completed their examinations during fiscal 2016. In general, fiscal years 2013 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to 2013 for some states.
The balance for unrecognized tax benefits at January 28, 2017 was $71.2 million. The total amount of unrecognized tax benefits at January 28, 2017 that, if recognized, would affect the effective tax rate was $16.3 million (net of the federal tax benefit).

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

(in millions)	January 28, 2017	January 30, 2016
Beginning Balance	$71.4	$6.5
Additions, Acquisition of Family Dollar	—	64.4
Additions, based on tax positions related to current year	5.9	1.9
Additions for tax positions of prior years	3.7	1.6
Settlements	(2.2)	(1.8)
Lapses in statutes of limitation	(7.6)	(1.2)
Ending balance	$71.2	$71.4
The Company believes it is reasonably possible that $20.0 million to $27.0 million of the reserve for uncertain tax positions may be reduced during the next 12 months principally as a result of the effective settlement of outstanding issues. It is also possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. The Company does not expect any change to have a significant impact to its consolidated financial statements.
As of January 28, 2017, the Company has recorded a liability for potential interest and penalties of $7.9 million.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
Future minimum lease payments under noncancelable store and distribution center operating leases are as follows:

(in millions)
2017	$1,369.5
2018	1,180.4
2019	1,021.7
2020	815.9
2021	670.9
Thereafter	2,150.9
Total minimum lease payments	$7,209.3
The above future minimum lease payments include amounts for leases that were signed prior to January 28, 2017 for stores that were not open as of January 28, 2017.
Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $0.6 million under operating leases.
Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases included in the accompanying consolidated income statements are as follows:

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Minimum rentals	$1,276.6	$993.6	$536.5
Contingent rentals	6.3	5.5	1.8

Technology Assets
The Company has commitments totaling approximately $13.5 million to purchase primarily store technology assets and maintenance for its stores during 2017.
Telecommunication Contracts
The Company has contracted for telecommunication services with agreements expiring in 2020. The total amount of these commitments is approximately $104.7 million.
Letters of Credit
The Company is a party to three Letter of Credit Reimbursement and Security Agreements providing $120.0 million, $110.0 million, and $100.0 million, respectively, for letters of credit. Letters of credit under these agreements are generally issued for the routine purchase of imported merchandise and approximately $194.9 million was committed to these letters of credit at January 28, 2017.
At January 28, 2017, the Company also had approximately $160.7 million in standby letters of credit that serve as collateral for its large-deductible insurance programs and expire in fiscal 2017.
Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company's stores and self-insured insurance programs. These bonds total approximately $69.8 million and are committed through various dates through fiscal 2020.
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
Dollar Tree Active Matters
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. The employee filed an amended complaint in which he abandoned his attempt to certify a nation-wide class of non-exempt distribution center employees for alleged improper calculation of overtime compensation. The Company removed this lawsuit to federal court. The court is now considering the employee’s motion to certify the case as a state-wide class action.
In April 2015, a former store manager filed a class action in California state court alleging store managers were improperly classified as exempt employees and, among other things, did not receive overtime compensation and meal and rest periods and alleging PAGA claims on behalf of all store employees, including claims for failure to make wage statements readily available to employees who did not receive paper checks. The Court denied certification of the classification issue and related claims but did certify a wage statement class. There has been no ruling on the PAGA claims.
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
In April 2016, a former store manager filed a lawsuit in California state court alleging individual claims of pregnancy and disability discrimination in addition to asserting PAGA claims on behalf of herself and other store managers alleging they were improperly classified as exempt and therefore, among other things, did not receive overtime compensation and meal and rest periods. The classification claims have been stayed pending the outcome of other lawsuits which were previously filed alleging similar PAGA claims.
In July 2016, a former non-exempt sales associate filed in federal court in Arkansas a putative nationwide collective action alleging the Company forced sales associates and assistant store managers to work off the clock while clocked out for meal breaks and, as a result, underpaid regular and overtime pay. In September 2016, the court granted the Company’s motion to compel arbitration. To date, the former associate has not initiated any arbitration proceedings.
In March 2017, a former store manager filed suit in a state court in Florida, seeking to represent a collective, alleging failure to pay non-exempt employees minimum wage for all time worked and overtime in violation of the Fair Labor Standards Act, and, individually, alleging race discrimination and retaliation in violation of federal and state civil rights laws.
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
In 2013, a former assistant store manager on behalf of himself and others alleged to be similarly aggrieved filed a representative Private Attorney General Act ("PAGA") claim under California law currently pending in federal court in California. The suit alleges that the Company failed to provide uninterrupted meal periods and rest breaks; failed to pay minimum, regular and overtime wages; failed to maintain accurate time records and wage statements; and failed to pay wages due upon termination of employment. In May 2014, the same assistant store manager filed a putative class action in a California state court for essentially the same conduct alleged in the federal court PAGA case. The parties have reached an agreement to settle the two cases and the proposed settlement amount has been accrued. The two trial courts have now approved the terms of the settlement.
In May 2014, the US Consumer Product Safety Commission ("CPSC") began a staff investigation of circumstances related to Letters of Advice that the Company received from the CPSC from 2009 to 2013. The CPSC also investigated Letters of Advice the Company received in 2014 and 2015. The CPSC has now closed its investigations without any penalty or adverse action against the Company.
In November 2015, the Company was served in a PAGA representative action under California law in California state court on behalf of former assistant store managers alleging defective wage statements. This case had been stayed pending the outcome of previously filed lawsuits alleging defective wage statements and has now been resolved on a single plaintiff basis.
In February 2016, the Company was served in a putative collective action under the Fair Labor Standards Act in Florida federal court. The case was resolved without any class being certified.
In October 2016, a former employee filed a PAGA representative action in California state court alleging the Company failed to provide California employees information concerning the amount of sick leave available to them. The case was dismissed with prejudice in December 2016.
Family Dollar Active Matters
In 2008, a complaint was filed alleging discriminatory practices with respect to the pay of Family Dollar's female store managers. Among other things, the plaintiffs seek recovery of back pay, monetary and punitive remedies, interest, attorneys' fees, and equitable relief. In June 2016, the United States District Court in North Carolina ordered that the case be continued for merits discovery. The court also certified the case as a class action of approximately 30,000 current and former female store managers employed as far back as July 2002. The court stated that it could modify its order or even decertify the action in the future as the case develops. The Company believes the class action cannot be certified under the principles of Wal-Mart Stores, Inc. v. Dukes and prevailing case law. Although the Company believes that insurance is available for this matter, potential losses may materially exceed policy coverages if plaintiffs substantially prevail. The Company disagrees with plaintiffs’ claims, does not believe the class should remain certified, and will vigorously defend itself in this matter.

In 2014, a putative class action was filed in a California Federal Court by a former employee alleging that the Company had a policy of requiring employee bag checks while the employees were not clocked in for work. As a result of those actions, the employee alleges the Company violated California law by failing to provide meal periods and rest breaks, failing to pay regular and overtime wages for work performed off the clock, failing to provide accurate wage statements, failing to timely pay all final wages and by engaging in unfair competition. He has also alleged PAGA claims. The former employee dismissed his individual claims after the court ruled that the claims were subject to arbitration. The court ruled that the PAGA claims may proceed.
In 2015, former employees filed a nationwide class action in federal court in Connecticut alleging the Company had violated ERISA by overcharging employees who purchased supplemental life insurance through a Company sponsored plan. In March 2016, the district court dismissed the lawsuit. Plaintiffs have appealed the dismissal to the Second Circuit Court of Appeals.
In January 2017, a customer filed a class action in federal court in Illinois alleging the Company violated various state consumer fraud laws as well as express and implied warranties by selling a product that purported to contain aloe vera when it did not. The requested class is limited to the state of Illinois. The Company believes that it is fully indemnified by the entities that supplied it with the product.
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
In 2014, a former employee brought a putative class action and asserted claims under PAGA alleging the Company failed to provide suitable seating to its California store employees. The court dismissed the case in December 2016 and the former employee did not appeal the decision.

NOTE 6 - LONG-TERM DEBT
Long-term debt at January 28, 2017 and January 30, 2016 consists of the following:

	As of January 28, 2017		As of January 30, 2016
(in millions)	Principal	Unamortized Debt Premium and Issuance Costs	Principal	Unamortized Debt Premium and Issuance Costs
Forgivable Promissory Note, interest payable beginning in December 2017 at a rate of 1%, principal payable beginning January 2019	7.0	—	7.0	—
5.25% Acquisition Notes, due 2020	750.0	8.7	750.0	11.1
5.75% Acquisition Notes, due 2023	2,500.0	35.9	2,500.0	40.1
Term Loan A	—	—	975.0	3.6
Term Loan A-1, interest payable at LIBOR, plus 1.75%, which was 2.53% at January 28, 2017	2,184.8	6.2	—	—
Term Loan B-1	—	—	2,283.5	42.6
Term Loan B-2, fixed interest rate of 4.25%	650.0	10.4	650.0	12.0
Secured Senior Notes, fixed interest rate of 5.00%	300.0	(8.8)	300.0	(10.7)
$1.25 billion Revolving Credit Facility	—	—	—	20.4
$1.25 billion Tranche A Revolving Credit Facility, interest payable at LIBOR, plus 1.75%, which was 2.53% at January 28, 2017	—	17.6	—	—
Total	$6,391.8	$70.0	$7,465.5	$119.1
Maturities of long-term debt are as follows: 2017 - $152.1 million, 2018 - $166.0 million, 2019 - $167.3 million, 2020 - $2,452.3 million, 2021 - $301.4 million and after 2021 - $3,152.7 million.
Acquisition Notes
On February 23, 2015, the Company completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the “2020 Notes”) and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the “2023 Notes”, and together with the 2020 Notes, the “Acquisition Notes”). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. On August 1, 2016, the Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms. The Acquisition Notes are fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of the Company’s subsidiaries which guarantee the obligations under the Company’s senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries.
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

The restriction in the Indentures on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the Indentures, no greater than 3.50 to 1.00. As of January 28, 2017, the Company's consolidated total net leverage ratio, as defined in the Indentures, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the Indentures do not restrict the ability of the Company to pay dividends.
Credit Facility and Term Loans
On March 9, 2015, the Company entered into a credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for $6.2 billion in senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1.25 billion revolving credit facility (the “New Revolving Credit Facility”) and $4.95 billion of term loan facilities (the “New Term Loan Facilities”). The New Term Loan Facilities consisted of a $1.0 billion Term Loan A tranche and a $3.95 billion Term Loan B tranche. The Term Loan B tranche also included a discount of 50 basis points or $19.8 million. The New Revolving Credit Facility and the borrowings under the Term Loan A tranche mature five years after the Acquisition Date, unless any of the 2020 Notes remain outstanding as of 91 days prior to their stated maturity, in which case the New Revolving Credit Facility and the borrowings under the Term Loan A tranche will mature at such time. The borrowings under the Term Loan B tranche mature seven years after the Acquisition Date.
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
The restriction in the New Senior Secured Credit Facilities on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of January 28, 2017, the Company's consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict the ability of the Company to pay dividends.
On June 11, 2015, the Company amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term Loan B-1 and $650.0 million of 4.25% fixed-rate Term Loan B-2. The Company incurred charges on the amendment of $69.1 million, comprised of a 1.0% prepayment penalty and the write-off of the debt discount and related debt issuance costs. These charges were recorded in "Interest expense, net" for the year ended January 30, 2016 in the accompanying consolidated income statements.
The loans under the Term Loan A tranche and the New Revolving Credit Facility bore interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%) and the Term Loan B-1 of the New Senior Secured Credit Facilities bore interest at LIBOR plus 2.75% per annum (or a base rate plus 1.75%). The Term Loan B-1 tranche was subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities required quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the Acquisition Date, 2.5% of the original principal amount thereof in the second year following the Acquisition Date, and 3.75% of the original principal amount thereof thereafter. The Term Loan B-1 required quarterly amortization payments of 0.25% of the original principal amount thereof after the Acquisition Date and the Term Loan B-2 does not require amortization payments prior to maturity. The New Term Loan Facilities, excluding the Term Loan B-2, also required mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and were subject in each case to certain significant exceptions. The Company was required to pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term Loan B-1 required the Company to pay a 1.0% prepayment fee if the loans thereunder were subject to certain repricing transactions before June 11, 2016. The Term Loan B-2 requires the Company to pay a 2.0% prepayment fee if it is repaid in the second year after the refinance date and a 1.0% prepayment fee if it is repaid in the third year after the refinance date.
On January 26, 2016, the Company prepaid $1.0 billion of its $3.3 billion Term Loan B-1. The prepayment resulted in an acceleration of the amortization of debt issuance costs of $19.0 million.
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
Beginning on January 13, 2017, loans made under the Term Loan A-1 tranche require quarterly amortization payments of 1.25% of the original principal amount until April 15, 2017 and 1.875% after April 15, 2017.
The restrictive covenants and events of default in the Third Amendment are unchanged from the provisions in the New Senior Secured Credit Facilities.
On September 22, 2016, the Company entered into an amendment (the "Fourth Amendment") to the New Senior Secured Credit Facilities. The Fourth Amendment provided for an additional $1,275.0 million in additional principal amounts under the Term Loan A-1 tranche and $750.0 million in total principal amount of Term Loan B-3. The proceeds of the additional loans under the Term Loan A-1 tranche and the Term Loan B-3 were used to prepay the $2,025.0 million of existing Term Loan B-1. In addition, the Company used $242.0 million of cash on hand to prepay the remainder of the Term Loan B-1.
The additional loans under the Term Loan A-1 tranche have terms identical to the Term Loan A-1 tranche made under the Third Amendment to the New Senior Secured Credit Facilities. The Term Loan B-3 had terms identical to the Term Loan B-1 under the New Senior Secured Credit Facilities, except as set forth below.
The Term Loan B-3 bore interest at LIBOR plus 2.50% annually (or a base rate plus 1.50%).
Beginning on January 13, 2017, the Term Loan B-3 required quarterly amortization payments of 0.25% of the original principal amount until maturity.
The obligations and additional loans under the Tranche A Revolving Credit Facilities, the Term Loan A-1 tranche and the Term Loan B-3 are secured by the same collateral and subject to the same guarantees as the other classes of loans under the New Senior Secured Credit Facilities. The restrictive covenants and events of default in the Fourth Amendment are substantially the same as the provisions in the New Senior Secured Credit Facilities.
In connection with the Third Amendment and Fourth Amendment to the New Senior Secured Credit Facilities, the Company accelerated the amortization of approximately $26.6 million of debt-issuance costs and expensed approximately $2.6 million in transaction-related costs.
On January 20, 2017, the Company prepaid the $748.1 million remaining outstanding under its Term Loan B-3. The prepayment resulted in an acceleration of the amortization of debt-issuance costs associated with the Term Loan B-3 of $11.7 million.

Secured Senior Notes
As a result of the Acquisition, the Company assumed the liability for $300.0 million of 5.0% unsecured senior notes due February 1, 2021 which were issued by Family Dollar on January 28, 2011 through a public offering. These notes became equally and ratably secured on the Acquisition Date.
Forgivable Promissory Note
In 2012, the Company entered into a promissory note with the state of Connecticut under which the state loaned the Company $7.0 million in connection with the Company's acquisition, construction and installation of land, building, machinery and equipment for the Company's distribution facility in Windsor, Connecticut. If certain performance targets are met, the loan will be forgiven in fiscal 2018. If the performance targets are not met, the loan and accrued interest must be repaid over a five-year period beginning in fiscal 2018.
Senior Notes
On the Acquisition Date, the Company prepaid in full $750.0 million in Senior Notes comprised of (i) $300.0 million in aggregate principal amount of 4.03% Series A Senior Notes due September 16, 2020, (ii) $350.0 million in aggregate principal amount of 4.63% Series B Senior Notes due September 16, 2023 and (iii) $100.0 million in aggregate principal amount of 4.78% Series C Senior Notes due September 16, 2025, issued pursuant to that certain Note Purchase Agreement, dated as of September 16, 2013 (as amended on January 20, 2015, the “Dollar Tree NPA”) among the Company, Dollar Tree Stores, Inc., and the Purchasers party thereto, plus accrued and unpaid interest thereon and a make-whole premium of $89.5 million determined in accordance with the provisions of the Dollar Tree NPA plus additional interest in accordance with the provisions of the first amendment to the Dollar Tree NPA.
Unsecured Credit Agreement
On the Acquisition Date, the Company paid in full all amounts under the Unsecured Credit Agreement, dated as of June 6, 2012, and terminated all commitments to extend further credit.
Debt Covenants
As of January 28, 2017, the Company was in compliance with its debt covenants.
NOTE 7 - SHAREHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at January 28, 2017 and January 30, 2016.
Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	Year Ended
	January 28,	January 30,	January 31,
(in millions, except per share data)	2017	2016	2015
Basic net income per share:
Net income	$896.2	$282.4	$599.2
Weighted average number of shares outstanding	235.7	222.5	206.0
Basic net income per share	$3.80	$1.27	$2.91
Diluted net income per share:
Net income	$896.2	$282.4	$599.2
Weighted average number of shares outstanding	235.7	222.5	206.0
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	1.0	1.0
Weighted average number of shares and dilutive potential shares outstanding	236.8	223.5	207.0
Diluted net income per share	$3.78	$1.26	$2.90

At January 28, 2017, January 30, 2016 and January 31, 2015, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
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
The Company did not repurchase any shares of common stock on the open market in fiscal 2016, fiscal 2015 or fiscal 2014. At January 28, 2017, the Company had $1.0 billion remaining under Board repurchase authorization.
NOTE 8 – EMPLOYEE BENEFIT PLANS
Dollar Tree Retirement Savings Plan
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
Contributions to and reimbursements by the Company of expenses of the plan included in "Selling, general and administrative expenses" in the accompanying consolidated income statements were as follows:

Year ended January 28, 2017	$39.0	million
Year ended January 30, 2016	$36.6	million
Year ended January 31, 2015	$41.1	million
Eligible employees vest in the Company’s profit sharing contributions based on the following schedule:

•	20% after two years of service
•	40% after three years of service
•	60% after four years of service
•	100% after five years of service
All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.
Effective January 1, 2017, the plan was renamed and all the assets of the Family Dollar Employee Savings and Retirement Plan and Trust were merged into the plan. The plan was formerly named the Dollar Tree Inc. Affiliates and Subsidiaries Profit Sharing and 401(k) Retirement Plan.

Family Dollar Employee Savings and Retirement Plan and Trust
Prior to January 1, 2017, the Company maintained a defined contribution 401(k) plan which was available to all eligible Family Dollar employees. The Company may have made contributions at its discretion. Contributions to and reimbursements by the Company of expenses of the plan included in "Selling, general and administrative expenses" in the accompanying consolidated income statements were as follows:

Year ended January 28, 2017	$10.1	million
Year ended January 30, 2016	$6.2	million
Effective January 1, 2017, all of the assets of the Family Dollar 401(k) Retirement Plan were merged into the Dollar Tree Retirement Savings Plan.
Family Dollar Compensation Deferral Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts. The plan is a nonqualified plan and the Company does not make contributions to this plan or guarantee earnings. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at either specified future dates, or upon separation of service or death. Total cumulative participant deferrals and earnings were approximately $14.6 million and $15.9 million at January 28, 2017 and January 30, 2016, respectively, and are included in "Other liabilities" on the accompanying consolidated balance sheets. The related assets are included in "Other assets" on the accompanying consolidated balance sheets.
Dollar Tree, Inc. Supplemental Deferred Compensation Plan
The Company has a deferred compensation plan which provided certain Dollar Tree officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts. The plan is a nonqualified plan and the Company could have made discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death. Total cumulative participant deferrals and earnings were approximately $5.2 million at January 28, 2017 and January 30, 2016, and are included in "Other liabilities" on the accompanying consolidated balance sheets. The related assets are included in "Other assets" on the accompanying consolidated balance sheets. The Company did not make any discretionary contributions in the years ended January 28, 2017, January 30, 2016, or January 31, 2015.
Effective December 31, 2016, the plan was frozen for contributions earned after calendar year 2016. The plan continues to exist going forward and retains all contributions and earnings previously allocated to it. Participants can continue to make investment and distribution election changes. All contributions earned on or after January 1, 2017 are allocated to the Family Dollar Compensation Deferral Plan.
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
Restricted Stock
In connection with the Acquisition, unvested Family Dollar RSUs that were outstanding prior to the Acquisition were converted into unvested Dollar Tree RSUs with the same substantive terms and conditions as were applicable to the Family Dollar RSUs, in respect of a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar RSUs by 1.0000 (the "Award Exchange Ratio"). The Company converted approximately 0.1 million unvested Family Dollar RSUs into unvested Dollar Tree RSUs at the date of Acquisition and recognized $1.8 million and $2.8 million of expense related to these RSUs in 2016 and 2015, respectively.
The Company granted 0.5 million, 0.3 million and 0.5 million service-based RSUs, net of forfeitures in 2016, 2015 and 2014, respectively, from the Omnibus Plan to the Company’s employees and officers. The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company’s closing stock price on the date of grant. The Company recognized $28.2 million, $22.6 million and $22.2 million of expense related to service-based RSUs during 2016, 2015 and 2014, respectively. As of January 28, 2017, there was approximately $30.6 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 22.3 months.
In 2016, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2016 and future service of these officers through March 2019. The Company met these performance targets in fiscal 2016; therefore, the fair value of these RSUs of $17.1 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $11.4 million of expense related to these RSUs in 2016. The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2015, the Company granted 0.1 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2015 and future service of these officers through March 2018. The Company met these performance targets in fiscal 2015; therefore, the fair value of these RSUs of $11.3 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $1.8 million and $8.7 million of expense related to these RSUs in 2016 and 2015, respectively. The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.

In 2014, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2014 and future service of these officers through March 2017. The Company met these performance targets in fiscal 2014; therefore, the fair value of these RSUs of $10.0 million is being expensed over the service period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $1.0 million, $1.6 million and $6.7 million of expense related to these RSUs in 2016, 2015 and 2014, respectively. The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2016, the Company granted RSUs with an estimated fair value of $3.2 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 31, 2016 and ending on February 2, 2019. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $2.0 million of expense related to these RSUs in 2016. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2015, the Company granted RSUs with an estimated grant date fair value of $2.3 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 1, 2015 and ending on February 3, 2018. Providing the vesting conditions are satisfied, the awards will vest at the end of the performance period. The current estimated fair value of these RSUs of $4.6 million is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $2.3 million and $1.4 million of expense related to these RSUs in 2016 and 2015, respectively. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2014, the Company granted RSUs with an estimated fair value of $2.0 million from the Omnibus Plan to certain officers of the Company. Each officer had the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 2, 2014 and ending on January 28, 2017. The estimated fair value was being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.3 million, $0.4 million and $1.0 million of expense related to these RSUs in 2016, 2015 and 2014, respectively. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
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
Because amending the 2013 Goal would have jeopardized deductibility of the awards under Section 162(m) of the Internal Revenue Service Code, in 2015 the Compensation Committee of the Board of Directors canceled the 2013 Grants and approved new awards ("2015 Supplemental Grants"), with a fair value of $2.2 million and a new operating income goal for the one-year period ending January 30, 2016 ("2015 Supplemental Goal"). The 2015 Supplemental Goal equals the amount remaining in the final year of the 2013 Goal, giving credit for actual Company performance utilizing an operating income definition that excludes both costs related to the Acquisition and income from Family Dollar. As such, the 2015 Supplemental Grants exactly replicate the incentive structure of the 2013 Grants had those awards excluded the effect of the then-unknown and unforeseeable Acquisition when they were granted. The Company recognized a $1.2 million reduction of expense related to the 2013 Grants cancellation in 2015 and recognized $0.2 million and $2.4 million of expense related to the 2015 Supplemental Grants in 2016 and 2015, respectively.
In 2012, the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to the Chief Executive Officer of the Company, contingent on the Company meeting certain performance targets for the period beginning July 29, 2012 and ending on August 3, 2013 and the grantee completing a five-year service requirement. The fair value of these RSUs is being expensed ratably over the five-year vesting period. The Company recognized $2.0 million, $2.0 million and $2.0 million of expense related to these RSUs in 2016, 2015 and 2014, respectively. The fair value of these RSUs was determined using the Company's closing stock price on the grant date.

In 2015, the Company granted 0.1 million service-based RSUs with a fair value of $7.9 million from the Omnibus Plan. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period. The Company recognized $2.0 million and $1.0 million of expense related to these RSUs in 2016 and 2015, respectively.
On March 18, 2016, the Company granted approximately 0.1 million RSUs with a fair value of $5.0 million from the Omnibus Plan to the President of the Company, contingent on the Company meeting certain performance targets for the period beginning January 31, 2016 and ending on February 2, 2019 and the grantee completing a five-year service requirement. The fair value of these RSUs is being expensed ratably over the five-year vesting period. The Company recognized $0.8 million of expense related to these RSUs in 2016. The fair value of these RSUs was determined using the Company's closing stock price on the grant date.
The following table summarizes the status of RSUs as of January 28, 2017, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2016	1,569,421	$63.24
Granted	897,479	80.13
Vested	(697,780)	60.83
Forfeited	(149,619)	76.45
Nonvested at January 28, 2017	1,619,501	$73.43
In connection with the vesting of RSUs in 2016, 2015 and 2014, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $21.9 million, $21.6 million and $15.8 million, respectively. The total fair value of the restricted shares vested during the years ended January 28, 2017, January 30, 2016 and January 31, 2015 was $42.4 million, $36.8 million and $31.8 million, respectively.
Stock Options
Stock options granted under the Omnibus Plan in 2016 were to directors and certain officers. Stock options granted in 2015 and 2014 were to directors. Stock options granted to directors were under the Director Deferred Compensation Plan, vest immediately and are expensed on the grant date. During 2016, the Company granted 0.2 million stock options with a fair value of $4.0 million from the Omnibus Plan to an officer of the Company. The fair value of these stock options will be expensed over the five-year vesting period. The Company did not recognize any expense related to these stock options in 2016.
In connection with the Acquisition, options to purchase Family Dollar common stock ("Family Dollar Options") that were outstanding prior to the Acquisition were converted into options to purchase, on the same substantive terms and conditions as were applicable to Family Dollar Options, a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar common stock subject to such Family Dollar Options by 1.0000 (the "Award Exchange Ratio"), at an exercise price per share equal to the per share exercise price for the shares of Family Dollar common stock otherwise purchasable pursuant to the Family Dollar Options divided by the Award Exchange Ratio. The Company converted approximately 1.5 million Family Dollar vested and unvested options into equivalent options to purchase Dollar Tree Common Stock at the date of Acquisition and recognized $2.6 million and $6.2 million of expense related to these options in 2016 and 2015, respectively. Stock options are valued using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.
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

The weighted average assumptions used in the Black-Scholes option pricing model for awards granted to certain officers in 2016 and converted awards in 2015 are as follows:

	Fiscal 2016	Fiscal 2015
Expected term in years	6.50	2.03
Expected volatility	24.51%	20.77%
Annual dividend yield	—%	—%
Risk free interest rate	2.09%	0.60%
Weighted-average fair value of options granted during the period	$22.10	$23.15
Amounts for options granted in 2015 and 2014 are immaterial.
The following tables summarize information about options outstanding at January 28, 2017 and changes during the year then ended.

Stock Option Activity
	January 28, 2017
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Term	(in millions)
Outstanding, beginning of period	1,549,999	$58.41
Granted	189,543	74.45
Exercised	(613,013)	54.73
Forfeited	(85,094)	72.73
Outstanding, end of period	1,041,435	$62.38	1.3	$12.2
Options vested at January 28, 2017	664,854	$55.97	1.2	$12.0
Options exercisable at end of period	664,854	$55.97	1.2	$12.0

	Options Outstanding			Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at January 28,	Remaining	Exercise	at January 28,	Exercise
Prices	2017	Contractual Life	Price	2017	Price
$8.91 to $12.66	134,627	1.2	$10.67	134,627	$10.67
$12.67 to $48.30	47,807	4.6	32.36	47,807	32.36
$48.31 to $58.58	25,462	2.5	55.03	22,691	54.72
$58.59 to $70.71	365,014	0.6	68.41	290,657	68.48
$70.72 to $93.78	468,525	2.0	76.01	169,072	77.37
$8.91 to $93.78	1,041,435	1.3	$59.93	664,854	$55.97
The intrinsic value of options exercised during 2016, 2015 and 2014 was approximately $11.8 million, $13.2 million and $3.7 million, respectively.

Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 8,707,692 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 4,990,145 shares as of January 28, 2017.
The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Expected term	3 months	3 months	3 months
Expected volatility	14.6%	13.2%	8.8%
Annual dividend yield	—%	—%	—%
Risk free interest rate	0.4%	0.2%	—%

The weighted average per share fair value of purchase rights granted in 2016, 2015 and 2014 was $13.43, $11.65 and $8.17, respectively. Total expense recognized for these purchase rights was $1.6 million, $1.0 million and $0.8 million in 2016, 2015 and 2014, respectively.
NOTE 10 – SEGMENT REPORTING
The Company operates a chain of more than 14,300 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company's operations under the "Dollar Tree" and "Dollar Tree Canada" brands, 11 distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company's operations under the "Family Dollar" brand, 11 distribution centers and a Store Support Center in Matthews, North Carolina.
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
Net sales by segment are as follows:

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Net sales:
Dollar Tree	$10,138.7	$9,336.4	$8,602.2
Family Dollar	10,580.5	6,162.0	—
Total net sales	$20,719.2	$15,498.4	$8,602.2

Gross profit by segment is as follows:

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Gross profit:
Dollar Tree	$3,584.7	$3,249.3	$3,034.0
Family Dollar	2,810.0	1,407.4	—
Total gross profit	$6,394.7	$4,656.7	$3,034.0
Depreciation and amortization expense by segment is as follows:

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Depreciation and amortization expense:
Dollar Tree	$241.3	$223.4	$206.0
Family Dollar	396.5	264.3	—
Total depreciation and amortization expense	$637.8	$487.7	$206.0
Operating income (loss) by segment is as follows:

	Year Ended
	January 28,	January 30,	January 31,
(in millions)	2017	2016	2015
Operating income (loss):
Dollar Tree	$1,305.3	$1,080.5	$1,040.2
Family Dollar	399.5	(30.8)	—
Total operating income	$1,704.8	$1,049.7	$1,040.2
Total assets by segment are as follows:

	As of
	January 28,	January 30,
(in millions)	2017	2016
Total assets:
Dollar Tree	$3,705.5	$3,472.0
Family Dollar	11,996.1	12,429.2
Total assets	$15,701.6	$15,901.2

Total goodwill by segment is as follows:

	As of
	January 28,	January 30,
(in millions)	2017	2016
Total goodwill:
Dollar Tree	$345.4	$283.6
Family Dollar	4,678.1	4,738.1
Total goodwill	$5,023.5	$5,021.7
Goodwill is reassigned between segments when stores are rebannered between segments. During 2016 and 2015, the Company reassigned $60.0 million and $121.8 million, respectively, of goodwill from Family Dollar to Dollar Tree as a result of rebannering.
NOTE 11 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 6, at January 28, 2017, the Company had outstanding $750.0 million principal amount of 5.25% Acquisition Notes due March 1, 2020 and $2,500.0 million principal amount of 5.75% Acquisition Notes due March 1, 2023, which are unsecured obligations of the Company and are also fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries. All of the subsidiaries, guarantor and non-guarantor are 100% owned by the parent. Supplemental condensed consolidated financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups. The Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms on August 1, 2016.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended January 28, 2017
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$20,506.9	$731.6	$(519.3)	$20,719.2
Cost of sales	—	14,178.1	584.4	(438.0)	14,324.5
Gross profit	—	6,328.8	147.2	(81.3)	6,394.7
Selling, general and administrative expenses	7.4	4,631.0	125.2	(73.7)	4,689.9
Operating income (loss)	(7.4)	1,697.8	22.0	(7.6)	1,704.8
Interest expense (income), net	316.8	66.3	(7.6)	—	375.5
Other (income) expense, net	7.4	(0.7)	0.8	(7.6)	(0.1)
Income (loss) before income taxes	(331.6)	1,632.2	28.8	—	1,329.4
Provision for income taxes	(133.3)	558.8	7.7	—	433.2
Equity in earnings of subsidiaries	(1,094.5)	(15.4)	—	1,109.9	—
Net income	896.2	1,088.8	21.1	(1,109.9)	896.2
Other comprehensive income	5.5	1.7	5.5	(7.2)	5.5
Comprehensive income	$901.7	$1,090.5	$26.6	$(1,117.1)	$901.7

	Year Ended January 30, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$15,312.2	$737.6	$(551.4)	$15,498.4
Cost of sales	—	10,715.6	664.1	(538.0)	10,841.7
Gross profit	—	4,596.6	73.5	(13.4)	4,656.7
Selling, general and administrative expenses	48.4	3,505.5	62.5	(9.4)	3,607.0
Operating (loss) income	(48.4)	1,091.1	11.0	(4.0)	1,049.7
Interest expense (income), net	464.4	139.1	(4.1)	—	599.4
Other (income) expense, net	4.0	(0.2)	2.3	(4.0)	2.1
Income (loss) before income taxes	(516.8)	952.2	12.8	—	448.2
Provision for income taxes	(213.3)	361.6	17.5	—	165.8
Equity in earnings of subsidiaries	(585.9)	(31.1)	—	617.0	—
Net income (loss)	282.4	621.7	(4.7)	(617.0)	282.4
Other comprehensive loss	—	—	(9.0)	—	(9.0)
Comprehensive income	$282.4	$621.7	$(13.7)	$(617.0)	$273.4

Condensed Consolidating Statements of Comprehensive Income (Continued)

	Year Ended January 31, 2015
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$8,420.3	$184.0	$(2.1)	$8,602.2
Cost of sales	—	5,427.7	142.6	(2.1)	5,568.2
Gross profit	—	2,992.6	41.4	—	3,034.0
Selling, general and administrative expenses	33.7	1,904.0	58.3	(2.2)	1,993.8
Operating (loss) income	(33.7)	1,088.6	(16.9)	2.2	1,040.2
Interest expense (income), net	35.7	44.5	(0.1)	—	80.1
Other (income) expense, net	(2.1)	5.5	0.4	2.1	5.9
Income (loss) before income taxes	(67.3)	1,038.6	(17.2)	0.1	954.2
Provision for income taxes	(27.4)	387.2	(4.8)	—	355.0
Equity in earnings of subsidiaries	(639.1)	—	—	639.1	—
Net income (loss)	599.2	651.4	(12.4)	(639.0)	599.2
Other comprehensive loss	—	—	(17.2)	—	(17.2)
Comprehensive income	$599.2	$651.4	$(29.6)	$(639.0)	$582.0

Condensed Consolidating Balance Sheets

	January 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$562.4	$139.2	$164.8	$—	$866.4
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,826.3	41.2	(1.7)	2,865.8
Current deferred tax assets, net	—	(9.3)	9.3	—	—
Due from intercompany, net	58.7	1,041.5	42.8	(1,143.0)	—
Other current assets	0.5	198.7	2.3	0.3	201.8
Total current assets	621.6	4,196.4	264.4	(1,144.4)	3,938.0
Property, plant and equipment, net	—	3,085.3	30.5	—	3,115.8
Assets available for sale	—	9.0	—	—	9.0
Goodwill	—	4,993.1	30.4	—	5,023.5
Favorable lease rights, net	—	468.6	—	—	468.6
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.1	—	—	5.1
Investment in subsidiaries	8,640.1	106.6	—	(8,746.7)	—
Intercompany note receivable	1,926.4	—	188.8	(2,115.2)	—
Due from intercompany, net	1,243.8	—	—	(1,243.8)	—
Other assets	—	41.3	3.3	(3.0)	41.6
Total assets	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$152.1	$—	$—	$—	$152.1
Accounts payable	—	1,105.9	14.7	(1.0)	1,119.6
Due to intercompany, net	969.6	121.5	51.9	(1,143.0)	—
Other current liabilities	66.4	470.5	207.3	—	744.2
Income taxes payable	(1.9)	91.0	0.9	—	90.0
Total current liabilities	1,186.2	1,788.9	274.8	(1,144.0)	2,105.9
Long-term debt, net, excluding current portion	5,853.9	315.8	—	—	6,169.7
Unfavorable lease rights, net	—	124.0	—	—	124.0
Deferred tax liabilities, net	2.0	1,456.9	—	—	1,458.9
Income taxes payable, long-term	—	71.2	—	—	71.2
Due to intercompany, net	—	1,243.8	—	(1,243.8)	—
Intercompany note payable	—	2,115.2	—	(2,115.2)	—
Other liabilities	—	377.5	8.1	(3.2)	382.4
Total liabilities	7,042.1	7,493.3	282.9	(4,506.2)	10,312.1
Shareholders' equity	5,389.8	8,512.1	234.5	(8,746.9)	5,389.5
Total liabilities and equity	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6

Condensed Consolidating Balance Sheets (Continued)

	January 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$636.9	$116.5	$(17.3)	$736.1
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,850.0	51.4	(15.9)	2,885.5
Due from intercompany, net	262.2	548.3	186.4	(996.9)	—
Other current assets	1.0	308.7	0.6	—	310.3
Total current assets	263.2	4,343.9	358.9	(1,030.1)	3,935.9
Property, plant and equipment, net	—	3,089.5	36.0	—	3,125.5
Assets available for sale	—	12.1	—	—	12.1
Goodwill	—	4,993.2	28.5	—	5,021.7
Deferred tax assets, net	0.5	—	9.6	(10.1)	—
Favorable lease rights, net	—	569.4	—	—	569.4
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.5	0.3	—	5.8
Investment in subsidiaries	8,403.9	74.4	—	(8,478.3)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,930.3	—	—	(1,930.3)	—
Other assets	—	130.6	4.6	(4.4)	130.8
Total assets	$12,124.3	$16,318.6	$626.7	$(13,168.4)	$15,901.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$108.0	$—	$—	$—	$108.0
Accounts payable	17.5	1,136.3	131.2	(33.1)	1,251.9
Due to intercompany, net	582.5	369.2	45.2	(996.9)	—
Other current liabilities	84.9	433.5	204.2	—	722.6
Income taxes payable	3.8	1.9	7.2	—	12.9
Total current liabilities	796.7	1,940.9	387.8	(1,030.0)	2,095.4
Long-term debt, net, excluding current portion	6,920.7	317.7	—	—	7,238.4
Unfavorable lease rights, net	—	149.3	—	—	149.3
Deferred tax liabilities, net	—	1,596.7	—	(10.1)	1,586.6
Due to intercompany, net	—	1,930.3	—	(1,930.3)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	—	421.0	8.0	(4.4)	424.6
Total liabilities	7,717.4	8,071.1	395.8	(4,690.0)	11,494.3
Shareholders' equity	4,406.9	8,247.5	230.9	(8,478.4)	4,406.9
Total liabilities and equity	$12,124.3	$16,318.6	$626.7	$(13,168.4)	$15,901.2

Condensed Consolidating Statements of Cash Flows

	Year Ended January 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$2,022.9	$1,121.1	$71.5	$(1,542.2)	$1,673.3
Cash flows from investing activities:
Capital expenditures	—	(563.4)	(1.3)	—	(564.7)
Purchase of restricted investments	—	(36.1)	—	—	(36.1)
Proceeds from sale of restricted investments	—	118.1	—	—	118.1
Other	—	(0.9)	—	—	(0.9)
Net cash used in investing activities	—	(482.3)	(1.3)	—	(483.6)
Cash flows from financing activities:
Principal payments for long-term debt	(4,036.2)	—	—	—	(4,036.2)
Proceeds from long-term debt, net of discount	2,962.5	—	—	—	2,962.5
Repayments of revolving credit facility	(140.0)	—	—	—	(140.0)
Proceeds from revolving credit facility	140.0	—	—	—	140.0
Net intercompany note activity	(400.0)	400.0	—	—	—
Dividends paid	—	(1,536.5)	(23.0)	1,559.5	—
Proceeds from stock issued pursuant to stock-based compensation plans	41.5	—	—	—	41.5
Cash paid for taxes on exercises/vesting of stock-based compensation	(22.2)	—	—	—	(22.2)
Other	(6.1)	—	—	—	(6.1)
Net cash used in financing activities	(1,460.5)	(1,136.5)	(23.0)	1,559.5	(1,060.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.1	—	1.1
Net (decrease) increase in cash and cash equivalents	562.4	(497.7)	48.3	17.3	130.3
Cash and cash equivalents at beginning of period	—	636.9	116.5	(17.3)	736.1
Cash and cash equivalents at end of period	$562.4	$139.2	$164.8	$—	$866.4

Condensed Consolidating Statements of Cash Flows (continued)

	Year Ended January 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by (used in) operating activities	$765.1	$720.8	$(19.4)	$(664.0)	$802.5
Cash flows from investing activities:
Capital expenditures	—	(475.7)	(4.8)	—	(480.5)
Acquisition of Family Dollar, net of common stock issued, equity compensation and cash acquired	(6,833.0)	207.3	98.0	—	(6,527.7)
Other	—	(7.5)	37.3	—	29.8
Net cash provided by (used in) investing activities	(6,833.0)	(275.9)	130.5	—	(6,978.4)
Cash flows from financing activities:
Principal payments for long-term debt	(4,991.5)	(935.2)	—	—	(5,926.7)
Proceeds from long-term debt, net of discount	12,130.2	—	—	—	12,130.2
Net intercompany note activity	(1,109.6)	1,109.6	—	—	—
Dividends paid	—	(646.7)	—	646.7	—
Debt-issuance costs	(159.8)	—	—	—	(159.8)
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.6)	—	—	—	(21.6)
Other	26.7	—	—	—	26.7
Net cash provided by (used in) financing activities	5,874.4	(472.3)	—	646.7	6,048.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net (decrease) increase in cash and cash equivalents	(193.5)	(27.4)	110.2	(17.3)	(128.0)
Cash and cash equivalents at beginning of period	193.5	664.3	6.3	—	864.1
Cash and cash equivalents at end of period	$—	$636.9	$116.5	$(17.3)	$736.1

Condensed Consolidating Statements of Cash Flows (continued)

	Year Ended January 31, 2015
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by (used in) operating activities	$39.9	$911.9	$(11.5)	$2.5	$942.8
Cash flows from investing activities:
Capital expenditures	—	(312.2)	(13.4)	—	(325.6)
Other	—	10.6	—	—	10.6
Net cash used in investing activities	—	(301.6)	(13.4)	—	(315.0)
Cash flows from financing activities:
Principal payments for long-term debt	—	(12.8)	—	—	(12.8)
Net intercompany note activity	8.2	(8.2)	—	—	—
Debt-issuance costs	(11.8)	—	—	—	(11.8)
Cash paid for taxes on exercises/vesting of stock-based compensation	(16.0)	—	—	—	(16.0)
Other	10.0	2.5	—	(2.5)	10.0
Net cash used in financing activities	(9.6)	(18.5)	—	(2.5)	(30.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.8)	—	(0.8)
Net (decrease) increase in cash and cash equivalents	30.3	591.8	(25.7)	—	596.4
Cash and cash equivalents at beginning of period	163.2	72.5	32.0	—	267.7
Cash and cash equivalents at end of period	$193.5	$664.3	$6.3	$—	$864.1

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth certain items from the Company's unaudited consolidated income statements for each quarter of fiscal year 2016 and 2015. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. On July 6, 2015, the Company acquired Family Dollar and the results of operations of Family Dollar are included beginning on that date. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income per share data)	First Quarter (1)	Second Quarter (4)	Third Quarter	Fourth Quarter
Fiscal 2016:
Net sales	$5,085.8	$4,996.3	$5,001.6	$5,635.3
Gross profit	$1,554.6	$1,512.4	$1,520.5	$1,807.0
Operating income	$418.7	$357.2	$342.4	$586.5
Net income	$232.7	$170.2	$171.6	$321.8
Diluted net income per share	$0.98	$0.72	$0.72	$1.36
Stores open at end of quarter	13,997	14,129	14,284	14,334
Comparable store net sales change	2.2%	1.1%	1.8%	1.3%
Fiscal 2015:
Net sales	$2,176.7	$3,011.2	$4,945.2	$5,365.3
Gross profit	$748.9	$855.2	$1,400.0	$1,652.6
Operating income (2)	$232.8	$123.4	$223.7	$469.7
Net income (loss) (3)	$69.5	$(98.0)	$81.9	$229.0
Diluted net income (loss) per share (3)	$0.34	$(0.46)	$0.35	$0.97
Stores open at end of quarter	5,454	13,864	14,038	13,851
Comparable store net sales change	3.1%	2.4%	1.7%	1.3%
(1) Easter was observed on March 27, 2016 and April 5, 2015.
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
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 28, 2017, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of January 28, 2017, the Company’s internal control over financial reporting is effective.
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
We have audited Dollar Tree, Inc.’s (the Company) internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2017 and January 30, 2016, and the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 28, 2017, and our report dated March 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Norfolk, Virginia
March 28, 2017

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 15, 2017 (Proxy Statement), under the caption "Information Concerning Nominees, Directors and Executive Officers.”
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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 45 of this Form 10-K.

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

3.	Articles and Bylaws

3.1	Articles of Incorporation of Dollar Tree, Inc. (as amended, effective June 20, 2013) (Exhibit 3.1 to the Company’s June 20, 2013 Current Report on Form 8-K, incorporated herein by this reference).

3.2	Bylaws of Dollar Tree, Inc. (as amended, effective June 16, 2016) (Exhibit 3.2 to the Company’s July 30, 2016 Quarterly Report on Form 10-Q, incorporated herein by this reference).

4.	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate (Exhibit 4.1 to the Company’s March 13, 2008 Current Report on Form 8-K, incorporated herein by this reference).

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

10.12
Amended and Restated Severance Agreement between the Company and Robert H. Rudman dated March 29, 2007 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, incorporated herein by this reference).*

10.13.1
Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated June 21, 2007 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2007, incorporated herein by this reference).*

10.13.2
Letter Modification to Post-Retirement Benefit Agreement Between the Company and H. Ray Compton dated October 10, 2013 (Exhibit 10.14.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014, incorporated herein by this reference).*

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

10.25	Form of the Company’s Named Executive Officer Option Agreement (Exhibit 10.1 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.26	Form of the Company’s Named Executive Officer Restricted Stock Unit Agreement (Exhibit 10.2 to the Company’s January 30, 2009 Current Report on Form 8-K, incorporated herein by this reference).*

10.27	Purchase Agreement dated October 10, 2010 (Exhibit 10.1 to the Company’s October 12, 2010 Current Report on Form 8-K, incorporated herein by this reference).

10.28	Description of Dollar Tree, Inc. Management Incentive Compensation Plan (Exhibit 10.1 to the Company’s April 30, 2011 Quarterly Report on Form 10-Q, incorporated herein by reference).*

10.29.1	2011 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.29.2	First Amendment to the 2011 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s July 30, 2016 Quarterly Report on Form 10-Q, incorporated herein by this reference).*

10.30	Form of Long-Term Performance Plan Award Agreement (Exhibit 10.2 to the Company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.31	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to the Company’s June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

10.32	Form of Non-employee Director Option Agreement (Exhibit 10.4 to the company June 16, 2011 Current Report on Form 8-K, incorporated herein by this reference).*

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

10.46.3
Amendment No. 3, dated as of August 30, 2016, to the Credit Agreement, dated as of March 9, 2015, among Dollar Tree, Inc. (as successor by merger to Family Tree Escrow, LLC), the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender (Exhibit 10.1 to the Company's August 30, 2016 Current Report on Form 8-K, incorporated herein by this reference)

10.46.4
Amendment No. 4, dated as of September 22, 2016, to the Credit Agreement, dated as of March 9, 2015, among Dollar Tree, Inc. (as successor by merger to Family Tree Escrow, LLC), the Lenders and Issuing Banks from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender (Exhibit 10.1 to the Company's September 22, 2016 Current Report on Form 8-K, incorporated herein by this reference)

10.47.1
Retention Letter, dated as of July 27, 2014, among Dollar Tree, Inc., Family Dollar Stores, Inc. and Howard R. Levine (Exhibit 10.1 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)*

10.47.2
Amendment to the Retention Letter between the Company and Howard R. Levine dated April 19, 2016 (Exhibit 10.4 to the Company's April 30, 2016 Quarterly Report on Form 10-Q, incorporated herein by this reference)*

10.48
Employment Agreement, dated as of December 28, 2012, between Family Dollar Stores, Inc. and Howard R. Levine (Exhibit 10.2 to the Company's July 6, 2015 Current Report on Form 8-K, incorporated herein by this reference)*

10.49
Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015 (Exhibit 4.0 to the Company's October 28, 2015 Registration Statement on Form S-8, incorporated herein by this reference)*

10.50
Form of Severance Agreement for Executive Vice Presidents, dated as of October 9, 2012, between Family Dollar Stores, Inc. and its officers holding the title of Executive Vice President (Exhibit 10.1 to Family Dollar's October 9, 2012 Current Report on Form 8-K, incorporated herein by this reference)*

10.51
Form of Severance Agreement for Senior Vice Presidents between Family Dollar Stores, Inc. and its officers holding the title of Senior Vice President (Exhibit 10.36 to Family Dollar's August 25, 2012 Annual Report of Form 10-K, incorporated herein by this reference)*

* Management Contract or compensatory plan or arrangement

10.52
Restricted Stock Unit Agreement dated March 18, 2016 between the Company and Gary Philbin, President of the combined enterprise, Dollar Tree, Inc., and the President and Chief Operating Officer of Family Dollar Stores, Inc. (Exhibit 10.1 to the Company's March 18, 2016 current report on Form 8-K, incorporated herein by this reference)*

10.53
Retention Agreement dated March 15, 2016 between the Company and Gary Maxwell, Chief Supply Chain Officer (Exhibit 10.3 to the Company's April 30, 2016 Quarterly Report on Form 10-Q, incorporated herein by this reference)*

10.54	Form of Executive Officer Nonstatutory Stock Option Agreement (filed herewith).*

10.55
Executive Agreement dated December 30, 2016 between the Company and Duncan Mac Naughton, President of Family Dollar Stores, Inc. (filed herewith, portions of the exhibit have been omitted pursuant to a request for confidential treatment).*

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
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	March 28, 2017	By:	/s/ Bob Sasser
Bob Sasser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Macon F. Brock, Jr.
Macon F. Brock, Jr.	Chairman; Director	March 28, 2017

/s/ Bob Sasser
Bob Sasser	Director, Chief Executive Officer	March 28, 2017
(principal executive officer)

/s/ Thomas A. Saunders III
Thomas A. Saunders III	Lead Independent Director	March 28, 2017

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 28, 2017

/s/ Gregory M. Bridgeford
Gregory M. Bridgeford	Director	March 28, 2017

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 28, 2017

/s/ H. Ray Compton
H. Ray Compton	Director	March 28, 2017

/s/ Conrad M. Hall
Conrad M. Hall	Director	March 28, 2017

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 28, 2017

/s/ Kathleen E. Mallas
Kathleen E. Mallas	Senior Vice President - Principal Accounting Officer	March 28, 2017
(principal accounting officer)

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 28, 2017
(principal financial officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 28, 2017

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 28, 2017