Form 10-Q
period 2017-04-29
DOLLAR TREE INC
filed 2017-05-25
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2017
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes (X)	No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer (X)	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( )
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )	No (X)

As of May 22, 2017, there were 236,688,547 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(in millions, except per share data)	2017	2016
Net sales	$5,287.1	$5,085.8
Cost of sales	3,660.0	3,531.2
Gross profit	1,627.1	1,554.6
Selling, general and administrative expenses, excluding Receivable impairment	1,187.4	1,135.9
Receivable impairment	50.9	—
Selling, general and administrative expenses	1,238.3	1,135.9
Operating income	388.8	418.7
Interest expense, net	74.7	87.3
Other (income) expense, net	0.3	(0.2)
Income before income taxes	313.8	331.6
Income tax expense	113.3	98.9
Net income	$200.5	$232.7
Basic net income per share	$0.85	$0.99
Diluted net income per share	$0.85	$0.98
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(in millions)	2017	2016
Net income	$200.5	$232.7

Foreign currency translation adjustments	(3.0)	8.9

Total comprehensive income	$197.5	$241.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,154.9	$866.4	$929.7
Short-term investments	4.0	4.0	4.0
Merchandise inventories, net	2,878.4	2,865.8	2,929.5
Other current assets	240.8	201.8	308.9
Total current assets	4,278.1	3,938.0	4,172.1
Property, plant and equipment, net of accumulated depreciation of $2,814.5, $2,694.5 and $2,306.4, respectively	3,093.9	3,115.8	3,153.2
Assets available for sale	10.6	9.0	11.7
Goodwill	5,022.4	5,023.5	5,024.9
Favorable lease rights, net of accumulated amortization of $180.8, $159.3 and $86.3, respectively	443.4	468.6	543.9
Tradename intangible asset	3,100.0	3,100.0	3,100.0
Other intangible assets, net	5.0	5.1	5.6
Other assets	41.3	41.6	49.5
Total assets	$15,994.7	$15,701.6	$16,060.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$165.9	$152.1	$120.5
Accounts payable	1,223.9	1,119.6	1,260.3
Other current liabilities	629.5	744.2	622.1
Income taxes payable	221.3	90.0	46.2
Total current liabilities	2,240.6	2,105.9	2,049.1
Long-term debt, net, excluding current portion	6,131.7	6,169.7	7,209.8
Unfavorable lease rights, net of accumulated amortization of $45.3, $39.6 and $21.1, respectively	117.6	124.0	142.9
Deferred tax liabilities, net	1,433.6	1,458.9	1,566.2
Income taxes payable, long-term	71.8	71.2	71.1
Other liabilities	390.4	382.4	352.2
Total liabilities	10,385.7	10,312.1	11,391.3
Commitments and contingencies
Shareholders' equity	5,609.0	5,389.5	4,669.6
Total liabilities and shareholders' equity	$15,994.7	$15,701.6	$16,060.9

Common shares outstanding	236.7	236.1	235.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$200.5	$232.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153.9	162.3
Provision for deferred taxes	(23.0)	(20.4)
Amortization of debt discount and debt-issuance costs	3.6	4.7
Receivable impairment	50.9	—
Other non-cash adjustments to net income	32.9	27.7
Changes in operating assets and liabilities	11.9	(96.0)
Net cash provided by operating activities	430.7	311.0
Cash flows from investing activities:
Capital expenditures	(110.3)	(175.9)
Purchase of restricted investments	—	(36.1)
Proceeds from sale of restricted investments	—	118.1
Proceeds from fixed asset disposition	2.2	1.1
Net cash used in investing activities	(108.1)	(92.8)
Cash flows from financing activities:
Principal payments for long-term debt	(27.8)	(20.8)
Proceeds from stock issued pursuant to stock-based compensation plans	11.8	14.4
Cash paid for taxes on exercises/vesting of stock-based compensation	(17.6)	(18.4)
Net cash used in financing activities	(33.6)	(24.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.2
Net increase in cash and cash equivalents	288.5	193.6
Cash and cash equivalents at beginning of period	866.4	736.1
Cash and cash equivalents at end of period	$1,154.9	$929.7
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$121.0	$131.8
Income taxes	$7.3	$85.5
Non-cash transactions:
Accrued capital expenditures	$43.2	$73.0
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 28, 2017 contained in the Company's Annual Report on Form 10-K filed March 28, 2017. The results of operations for the 13 weeks ended April 29, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2018.
In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of April 29, 2017 and April 30, 2016 and the results of its operations and cash flows for the periods presented. The January 28, 2017 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has engaged a third party to assist in its preparation for implementation and its evaluation of the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets and to not have a material impact on its consolidated income statements.
2. LONG-TERM DEBT
Acquisition Notes
The Company's $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the "2020 Notes") and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the "2023 Notes," and together with the 2020 Notes, the "Acquisition Notes") were issued pursuant to indentures, which contain covenants that, among other things, limit the ability of the Company to declare or pay dividends. The restriction in the indentures on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the indentures, no greater than 3.50 to 1.00. As of April 29, 2017, the Company's consolidated total net leverage ratio, as defined in the indentures, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the indentures do not restrict the ability of the Company to pay dividends.
Credit Facility and Term Loans
The Company's New Senior Secured Credit Facilities, consisting of its $1.25 billion revolving credit facility and term loan facilities, contain covenants that, among other things, limit the ability of the Company to declare or pay dividends. The restriction in the New Senior Secured Credit Facilities on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of April 29, 2017, the Company's consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict the ability of the Company to pay dividends.
Debt Covenants
As of April 29, 2017, the Company was in compliance with its debt covenants.
3. INCOME TAXES
The Company's effective tax rate was 36.1% for the 13 weeks ended April 29, 2017 compared with 29.8% for the 13 weeks ended April 30, 2016. The 2016 tax rate includes a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes for the quarter ended April 30, 2016.
4. LEGAL PROCEEDINGS
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
In April 2015, a former store manager filed a class action along with Private Attorney General Act ("PAGA") claims in California state court alleging store managers were improperly classified as exempt employees and, among other things on behalf of all California store employees, did not receive overtime compensation and meal and rest periods. The former employee also brought class action claims asserting the Company failed to make wage statements readily available to employees who did not receive paper checks. The Company removed the case to federal court where the Court denied certification of the classification issue and related claims but has not ruled on the PAGA claims. The Court did certify a wage statement class.
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
In March 2017, a former store manager filed suit in a state court in Florida, seeking to represent a collective, alleging failure to pay non-exempt employees minimum wage for all time worked and overtime in violation of the Fair Labor Standards Act, and, individually, alleging race discrimination and retaliation in violation of federal and state civil rights laws. Pursuant to Court order, the case has been sent to arbitration.
Family Dollar Active Matters
In 2008, a complaint was filed alleging discriminatory practices with respect to the pay of Family Dollar's female store managers. Among other things, the plaintiffs seek recovery of back pay, monetary and punitive remedies, interest, attorneys' fees, and equitable relief. In June 2016, the United States District Court in North Carolina ordered that the case be continued for merits discovery. The court also certified the case as a class action of approximately 30,000 current and former female store managers employed as far back as July 2002. A preliminary settlement has been reached in this case and has been properly recorded by the Company. Other aspects of the settlement agreement are still being finalized.
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
In January 2017, a customer filed a class action in federal court in Illinois alleging the Company violated various state consumer fraud laws as well as express and implied warranties by selling a product that purported to contain aloe when it did not. The requested class is limited to the state of Illinois. The Company believes that it is fully indemnified by the entities that supplied it with the product.
Family Dollar Resolved Matters
In 2015, former employees filed a nationwide class action in federal court in Connecticut alleging the Company had violated ERISA by overcharging employees who purchased supplemental life insurance through a Company sponsored plan. In March 2016, the district court dismissed the lawsuit. The Second Circuit Court of Appeals affirmed the dismissal of the lawsuit.
5. RECEIVABLE IMPAIRMENT
In connection with its acquisition of Family Dollar, The Company was required to divest 330 stores and partially support these stores through a transition services agreement. Under the transition services agreement, the Company provides merchandise and services and the buyer reimburses the Company.
In the first quarter of 2017, the Company evaluated the collectability of its divestiture-related receivable. Based on information available, the Company determined that the outstanding balance of $50.9 million was not recoverable and recorded an impairment charge to write down the receivable to zero. The charge is recorded as “Receivable impairment” in the accompanying condensed consolidated income statements.
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
The following table sets forth the Company's financial assets and liabilities that are disclosed at fair value on a recurring basis:

(in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Level 1
Short-term investments	$4.0	$4.0	$4.0
Long-term debt - Secured Senior Notes and Acquisition Notes	3,745.0	3,740.3	3,759.6
Level 2
Long-term debt - term loans	2,817.7	2,828.2	3,890.3
The Company's cash and cash equivalents are valued at cost, which approximates fair value, due to the short-term maturities of these instruments.
The fair values of the Company's Secured Senior Notes and Acquisition Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair values of the Company's term loans were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company's Tranche A Revolving Credit Facility at April 29, 2017 and January 28, 2017 and the Company's Revolving Credit Facility at April 30, 2016, approximated their fair values because the interest rates vary with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 weeks ended April 29, 2017.
7. NET INCOME PER SHARE
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	April 29,	April 30,
(in millions, except per share data)	2017	2016
Basic net income per share:
Net income	$200.5	$232.7
Weighted average number of shares outstanding	236.3	235.3
Basic net income per share	$0.85	$0.99
Diluted net income per share:
Net income	$200.5	$232.7
Weighted average number of shares outstanding	236.3	235.3
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.0	1.1
Weighted average number of shares and dilutive potential shares outstanding	237.3	236.4
Diluted net income per share	$0.85	$0.98
For the 13 weeks ended April 29, 2017 and April 30, 2016, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
8. STOCK-BASED COMPENSATION
The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $27.6 million and $24.8 million during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.
The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 13 weeks ended April 29, 2017. The estimated $41.5 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $5.6 million of expense related to these RSUs during the 13 weeks ended April 29, 2017.
In the 13 weeks ended April 29, 2017, the Company granted 0.2 million RSUs with a fair value of $18.4 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2017. If the Company meets these performance targets in fiscal 2017, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $10.7 million of expense related to these RSUs in the 13 weeks ended April 29, 2017.
In the 13 weeks ended April 29, 2017, the Company granted RSUs with a fair value of $4.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 29, 2017 and ending on February 1, 2020. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $1.7 million of expense related to these RSUs in the 13 weeks ended April 29, 2017.
The Company recognized $8.3 million of expense related to RSUs granted prior to fiscal 2017 in the 13 weeks ended April 29, 2017. For the 13 weeks ended April 30, 2016, the Company recognized $8.1 million of expense related to these RSU's.
The Company recognized $0.1 million of expense related to options granted prior to fiscal 2017 in the 13 weeks ended April 29, 2017.
In the 13 weeks ended April 29, 2017, approximately 0.6 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. During the 13 weeks ended April 30, 2016, approximately 0.6 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued.
In connection with the Family Dollar acquisition, the Company converted approximately 1.5 million Family Dollar vested and unvested options into equivalent options to purchase Dollar Tree Common Stock at the date of the acquisition and recognized $0.4 million of expense related to these options during the 13 weeks ended April 29, 2017. The Company recognized $0.7 million of expense related to these options during the 13 weeks ended April 30, 2016. Stock options are valued using the Black-Scholes option-pricing model and compensation cost is recognized on a straight-line basis over the requisite service period.
9. SEGMENTS
The Company operates a chain of more than 14,400 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
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
Net sales by segment are as follows:

	13 Weeks Ended
	April 29,	April 30,
(in millions)	2017	2016
Net sales:
Dollar Tree	$2,571.7	$2,384.5
Family Dollar	2,715.4	2,701.3
Total net sales	$5,287.1	$5,085.8

Gross profit by segment is as follows:

	13 Weeks Ended
	April 29,	April 30,
(in millions)	2017	2016
Gross profit:
Dollar Tree	$896.6	$820.8
Family Dollar	730.5	733.8
Total gross profit	$1,627.1	$1,554.6
Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended
	April 29,	April 30,
(in millions)	2017	2016
Depreciation and amortization expense:
Dollar Tree	$61.5	$57.5
Family Dollar	92.4	104.9
Total depreciation and amortization expense	$153.9	$162.4
Operating income by segment is as follows:

	13 Weeks Ended
	April 29,	April 30,
(in millions)	2017	2016
Operating income:
Dollar Tree	$315.4	$280.7
Family Dollar	73.4	138.0
Total operating income	$388.8	$418.7
Total assets by segment are as follows:

	As of
	April 29,	January 28,	April 30,
(in millions)	2017	2017	2016
Total assets:
Dollar Tree	$3,906.4	$3,705.5	$3,612.3
Family Dollar	12,088.3	11,996.1	12,448.6
Total assets	$15,994.7	$15,701.6	$16,060.9

Total goodwill by segment is as follows:

	As of
	April 29,	January 28,	April 30,
(in millions)	2017	2017	2016
Total goodwill:
Dollar Tree	$344.3	$345.4	$286.9
Family Dollar	4,678.1	4,678.1	4,738.0
Total goodwill	$5,022.4	$5,023.5	$5,024.9
Goodwill is reassigned between segments when stores are rebannered between segments. There were no stores rebannered between segments in the 13 weeks ended April 29, 2017. In the 13 weeks ended April 30, 2016, the Company reassigned $0.1 million of goodwill from Family Dollar to Dollar Tree as a result of rebannering.
10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
At April 29, 2017, the Company had outstanding $750.0 million principal amount of 5.25% Acquisition Notes due March 1, 2020 and $2,500.0 million principal amount of 5.75% Acquisition Notes due March 1, 2023, which are unsecured obligations of the Company and are also fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries. All of the subsidiaries, guarantor and non-guarantor are 100% owned by the parent. Supplemental condensed consolidated financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups. The Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms on August 1, 2016.

Condensed Consolidating Statements of Comprehensive Income

	13 Weeks Ended April 29, 2017
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$5,247.4	$68.7	$(29.0)	$5,287.1
Cost of sales	—	3,631.7	39.1	(10.8)	3,660.0
Gross profit	—	1,615.7	29.6	(18.2)	1,627.1
Selling, general and administrative expenses	1.4	1,222.0	33.0	(18.1)	1,238.3
Operating income (loss)	(1.4)	393.7	(3.4)	(0.1)	388.8
Interest expense (income), net	57.5	19.1	(1.9)	—	74.7
Other (income) expense, net	—	—	0.3	—	0.3
Income (loss) before income taxes	(58.9)	374.6	(1.8)	(0.1)	313.8
Income tax expense (benefit)	(27.4)	140.2	0.5	—	113.3
Equity in earnings of subsidiaries	(232.0)	0.1	—	231.9	—
Net income	200.5	234.3	(2.3)	(232.0)	200.5
Other comprehensive loss	(3.0)	(0.9)	(3.0)	3.9	(3.0)
Comprehensive income	$197.5	$233.4	$(5.3)	$(228.1)	$197.5

	13 Weeks Ended April 30, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$5,033.4	$184.8	$(132.4)	$5,085.8
Cost of sales	—	3,489.8	160.6	(119.2)	3,531.2
Gross profit	—	1,543.6	24.2	(13.2)	1,554.6
Selling, general and administrative expenses	2.0	1,138.0	14.6	(18.7)	1,135.9
Operating income (loss)	(2.0)	405.6	9.6	5.5	418.7
Interest expense (income), net	72.9	16.3	(1.9)	—	87.3
Other income, net	(5.7)	(0.3)	(0.1)	5.9	(0.2)
Income (loss) before income taxes	(69.2)	389.6	11.6	(0.4)	331.6
Income tax expense (benefit)	(33.7)	129.2	3.5	(0.1)	98.9
Equity in earnings of subsidiaries	(268.5)	(6.9)	—	275.4	—
Net income	233.0	267.3	8.1	(275.7)	232.7
Other comprehensive income	8.9	2.7	8.9	(11.6)	8.9
Comprehensive income	$241.9	$270.0	$17.0	$(287.3)	$241.6

Condensed Consolidating Balance Sheets

	April 29, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$468.4	$519.1	$167.4	$—	$1,154.9
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,838.8	41.2	(1.6)	2,878.4
Current deferred tax assets, net	—	(8.2)	8.2	—	—
Due from intercompany, net	90.2	1,081.6	18.2	(1,190.0)	—
Other current assets	0.7	234.1	4.3	1.7	240.8
Total current assets	559.3	4,665.4	243.3	(1,189.9)	4,278.1
Property, plant and equipment, net	—	3,066.6	27.3	—	3,093.9
Assets available for sale	—	10.6	—	—	10.6
Goodwill	—	4,993.1	29.3	—	5,022.4
Favorable lease rights, net	—	443.4	—	—	443.4
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.0	—	—	5.0
Investment in subsidiaries	8,873.4	105.4	—	(8,978.8)	—
Intercompany note receivable	1,926.4	—	188.8	(2,115.2)	—
Due from intercompany, net	1,215.9	—	—	(1,215.9)	—
Other assets	—	41.1	3.2	(3.0)	41.3
Total assets	$12,575.0	$16,430.6	$491.9	$(13,502.8)	$15,994.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$165.9	$—	$—	$—	$165.9
Accounts payable	—	1,213.9	10.0	—	1,223.9
Due to intercompany, net	878.7	277.6	33.7	(1,190.0)	—
Other current liabilities	13.1	405.1	211.3	—	629.5
Income taxes payable	90.5	130.6	0.2	—	221.3
Total current liabilities	1,148.2	2,027.2	255.2	(1,190.0)	2,240.6
Long-term debt, net, excluding current portion	5,815.9	315.8	—	—	6,131.7
Unfavorable lease rights, net	—	117.6	—	—	117.6
Deferred tax liabilities, net	1.9	1,431.7	—	—	1,433.6
Income taxes payable, long-term	—	71.8	—	—	71.8
Due to intercompany, net	—	1,215.9	—	(1,215.9)	—
Intercompany note payable	—	2,115.2	—	(2,115.2)	—
Other liabilities	—	385.5	7.8	(2.9)	390.4
Total liabilities	6,966.0	7,680.7	263.0	(4,524.0)	10,385.7
Shareholders' equity	5,609.0	8,749.9	228.9	(8,978.8)	5,609.0
Total liabilities and equity	$12,575.0	$16,430.6	$491.9	$(13,502.8)	$15,994.7

Condensed Consolidating Balance Sheets (Continued)

	January 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$562.4	$139.2	$164.8	$—	$866.4
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,826.3	41.2	(1.7)	2,865.8
Current deferred tax assets, net	—	(9.3)	9.3	—	—
Due from intercompany, net	58.7	1,041.5	42.8	(1,143.0)	—
Other current assets	0.5	198.7	2.3	0.3	201.8
Total current assets	621.6	4,196.4	264.4	(1,144.4)	3,938.0
Property, plant and equipment, net	—	3,085.3	30.5	—	3,115.8
Assets available for sale	—	9.0	—	—	9.0
Goodwill	—	4,993.1	30.4	—	5,023.5
Favorable lease rights, net	—	468.6	—	—	468.6
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.1	—	—	5.1
Investment in subsidiaries	8,640.1	106.6	—	(8,746.7)	—
Intercompany note receivable	1,926.4	—	188.8	(2,115.2)	—
Due from intercompany, net	1,243.8	—	—	(1,243.8)	—
Other assets	—	41.3	3.3	(3.0)	41.6
Total assets	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$152.1	$—	$—	$—	$152.1
Accounts payable	—	1,105.9	14.7	(1.0)	1,119.6
Due to intercompany, net	969.6	121.5	51.9	(1,143.0)	—
Other current liabilities	66.4	470.5	207.3	—	744.2
Income taxes payable	(1.9)	91.0	0.9	—	90.0
Total current liabilities	1,186.2	1,788.9	274.8	(1,144.0)	2,105.9
Long-term debt, net, excluding current portion	5,853.9	315.8	—	—	6,169.7
Unfavorable lease rights, net	—	124.0	—	—	124.0
Deferred tax liabilities, net	2.0	1,456.9	—	—	1,458.9
Income taxes payable, long-term	—	71.2	—	—	71.2
Due to intercompany, net	—	1,243.8	—	(1,243.8)	—
Intercompany note payable	—	2,115.2	—	(2,115.2)	—
Other liabilities	—	377.5	8.1	(3.2)	382.4
Total liabilities	7,042.1	7,493.3	282.9	(4,506.2)	10,312.1
Shareholders' equity	5,389.8	8,512.1	234.5	(8,746.9)	5,389.5
Total liabilities and equity	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6

Condensed Consolidating Balance Sheets (Continued)

	April 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$783.6	$151.0	$(4.9)	$929.7
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,872.0	49.9	7.6	2,929.5
Current deferred tax assets, net	—	—	8.1	(8.1)	—
Due from intercompany, net	38.8	505.3	102.8	(646.9)	—
Other current assets	0.4	313.2	—	(4.7)	308.9
Total current assets	39.2	4,474.1	315.8	(657.0)	4,172.1
Property, plant and equipment, net	—	3,114.9	38.3	—	3,153.2
Assets available for sale	—	11.7	—	—	11.7
Goodwill	—	4,993.1	31.8	—	5,024.9
Deferred tax assets, net	0.6	—	—	(0.6)	—
Favorable lease rights, net	—	543.9	—	—	543.9
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.4	0.2	—	5.6
Investment in subsidiaries	8,667.9	104.0	—	(8,771.9)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,923.4	—	—	(1,923.4)	—
Other assets	—	49.3	4.5	(4.3)	49.5
Total assets	$12,157.5	$16,396.4	$579.4	$(13,072.4)	$16,060.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$120.5	$—	$—	$—	$120.5
Accounts payable	4.8	1,180.4	72.2	2.9	1,260.3
Due to intercompany, net	402.7	207.7	36.5	(646.9)	—
Other current liabilities	34.6	387.9	204.7	(5.1)	622.1
Income taxes payable	32.7	4.4	9.1	—	46.2
Total current liabilities	595.3	1,780.4	322.5	(649.1)	2,049.1
Long-term debt, net, excluding current portion	6,892.6	317.2	—	—	7,209.8
Unfavorable lease rights, net	—	142.9	—	—	142.9
Deferred tax liabilities, net	—	1,574.8	—	(8.6)	1,566.2
Income taxes payable, long-term	—	71.1	—	—	71.1
Due to intercompany, net	—	1,923.4	—	(1,923.4)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	—	347.5	8.9	(4.2)	352.2
Total liabilities	7,487.9	7,872.5	331.4	(4,300.5)	11,391.3
Shareholders' equity	4,669.6	8,523.9	248.0	(8,771.9)	4,669.6
Total liabilities and equity	$12,157.5	$16,396.4	$579.4	$(13,072.4)	$16,060.9

Condensed Consolidating Statements of Cash Flows

	13 Weeks Ended April 29, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by (used in) operating activities	$(60.4)	$515.5	$3.4	$(27.8)	$430.7
Cash flows from investing activities:
Capital expenditures	—	(110.0)	(0.3)	—	(110.3)
Other	—	2.2	—	—	2.2
Net cash used in investing activities	—	(107.8)	(0.3)	—	(108.1)
Cash flows from financing activities:
Principal payments for long-term debt	(27.8)	—	—	—	(27.8)
Dividends paid	—	(27.8)	—	27.8	—
Proceeds from stock issued pursuant to stock-based compensation plans	11.8	—	—	—	11.8
Cash paid for taxes on exercises/vesting of stock-based compensation	(17.6)	—	—	—	(17.6)
Net cash provided by (used in) financing activities	(33.6)	(27.8)	—	27.8	(33.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)		(0.5)
Net (decrease) increase in cash and cash equivalents	(94.0)	379.9	2.6	—	288.5
Cash and cash equivalents at beginning of period	562.4	139.2	164.8	—	866.4
Cash and cash equivalents at end of period	$468.4	$519.1	$167.4	$—	$1,154.9

Condensed Consolidating Statements of Cash Flows (continued)

	13 Weeks Ended April 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$24.8	$238.9	$34.9	$12.4	$311.0
Cash flows from investing activities:
Capital expenditures	—	(175.3)	(0.6)	—	(175.9)
Purchase of restricted investments	—	(36.1)	—	—	(36.1)
Proceeds from sale of restricted investments	—	118.1	—	—	118.1
Other	—	1.1	—	—	1.1
Net cash used in investing activities	—	(92.2)	(0.6)	—	(92.8)
Cash flows from financing activities:
Principal payments for long-term debt	(20.8)	—	—	—	(20.8)
Other	(4.0)	—	—	—	(4.0)
Net cash used in financing activities	(24.8)	—	—	—	(24.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net increase in cash and cash equivalents	—	146.7	34.5	12.4	193.6
Cash and cash equivalents at beginning of period	—	636.9	116.5	(17.3)	736.1
Cash and cash equivalents at end of period	$—	$783.6	$151.0	$(4.9)	$929.7

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

•
the financial and operating performance of the divested stores and the ability of the divestiture buyer to perform its obligations to Family Dollar under the divestiture agreement including the impairment of the receivable from the divestiture buyer and expected actions related to the receivable and divestiture buyer such as litigation;

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the "Risk Factors” and “Business” sections in our Annual Report on Form 10-K filed March 28, 2017.

•	Our profitability is vulnerable to cost increases.

•	Risks associated with our domestic and foreign suppliers, including, among others, increased taxes, duties, tariffs or other restrictions on trade, could adversely affect our financial performance.

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

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	We could encounter disruptions in our distribution network or additional costs in distributing merchandise.

•	Our profitability is affected by the mix of products we sell.

•	Pressure from competitors may reduce our sales and profits.

•	Litigation may adversely affect our business, financial condition and results of operations. For example, we may be unable to collect amounts owed by the divestiture buyer in litigation or otherwise.

•	Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

•	Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

•	Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a change of control transaction that may be in a shareholder's best interest.

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

Overview
We are a leading operator of more than 14,400 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new banner. Both our Dollar Tree stores and our acquired Family Dollar stores are included in the comparable store net sales calculation for the 13 weeks ended April 29, 2017.
At April 29, 2017, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 13 weeks ended April 29, 2017 and April 30, 2016 is as follows:

	13 Weeks Ended
	April 29, 2017			April 30, 2016
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	6,360	7,974	14,334	5,954	7,897	13,851
New stores	89	75	164	112	59	171
Rebannered stores	—	—	—	(6)	—	(6)
Closings	(5)	(11)	(16)	(11)	(8)	(19)
Ending	6,444	8,038	14,482	6,049	7,948	13,997
Relocations	35	16	51	25	41	66

Selling Square Feet (in millions):
Beginning	54.7	57.7	112.4	51.3	57.1	108.4
New stores	0.7	0.6	1.3	0.9	0.4	1.3
Rebannered stores	—	—	—	(0.1)	—	(0.1)
Closings	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Relocations	0.1	—	0.1	0.1	0.1	0.2
Ending	55.5	58.2	113.7	52.1	57.5	109.6
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened during the 13 weeks ended April 29, 2017 was approximately 8,270 selling square feet for the Dollar Tree segment and 7,110 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended April 29, 2017, comparable store net sales increased 0.5% due to increased average ticket and customer count. This comparable store net sales increase consisted of a 2.5% increase in comparable store net sales for the Dollar Tree segment and a 1.2% decrease in the Family Dollar segment. We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended April 29, 2017, and we continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores. At April 29, 2017, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 4,920 stores compared to 4,405 stores at April 30, 2016. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. We believe the comparable store net sales were negatively affected in the Family Dollar segment in the quarter as a result of the delay in the government issuing tax refund checks to our customers.
In the 13 weeks ended April 29, 2017, we evaluated the collectability of the divestiture-related receivable from Dollar Express. Based on information available, we determined the outstanding balance of $50.9 million was not recoverable and recorded an impairment charge to write down the receivable to zero. The charge is recorded as “Receivable impairment” in the accompanying condensed consolidated income statements. An additional $2.0 million or more is expected to be recorded as a receivable and impaired in the 13 weeks ended July 29, 2017. We plan to take all appropriate actions to enforce the Company's rights, which we expect to include litigation.
Results of Operations
13 Weeks Ended April 29, 2017 Compared to the 13 Weeks Ended April 30, 2016
Net Sales. Net sales increased $201.3 million, or 4.0%, compared with last year's first quarter, resulting from sales in new Dollar Tree and Family Dollar stores and increased comparable store net sales. Comparable store net sales increased 0.5% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store net sales in Canada using the prior year first quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of currency, comparable store net sales increased the same 0.5% due to increased average ticket and customer count. Comparable store net sales increased 2.5% in the Dollar Tree segment and decreased 1.2% in the Family Dollar segment for the 13 weeks ended April 29, 2017. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $72.5 million or 4.7%, to $1,627.1 million in the first quarter of 2017 compared to $1,554.6 million in the first quarter of 2016. Gross profit margin increased to 30.8% in the current quarter from 30.6% in the same quarter last year. Our gross profit margin improvement was the result of lower merchandise and freight costs in the current quarter, partially offset by higher markdowns. Markdowns were higher in the Family Dollar segment as a result of lower sell-through in the quarter. The first quarter of 2016 also included $6.3 million in cost of sales related to stepped-up inventory at Family Dollar which was sold during the quarter.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,238.3 million in the first quarter of 2017 from $1,135.9 million in the same quarter last year, an increase of $102.4 million or 9.0%. As a percentage of sales, selling, general and administrative expenses increased to 23.4% in the first quarter of 2017 from 22.3% in the same quarter last year. The increase is the result of the recording of a $50.9 million receivable impairment. Excluding the receivable impairment, selling, general and administrative expenses increased to 22.5% due to higher store hourly payroll expenses and advertising expenses, as a percentage of sales, partially offset by lower depreciation, as a percentage of sales.
Operating Income. Operating income for the current quarter decreased to $388.8 million compared with $418.7 million in the same period last year and operating income margin decreased to 7.4% in the current quarter from 8.2% in last year's quarter. The decrease is the result of the $50.9 million receivable impairment. Excluding the receivable impairment, operating income increased to $439.7 million and operating income margin increased to 8.3%.
Interest expense, net. Interest expense, net was $74.7 million in the first quarter of 2017 compared to $87.3 million in the prior year quarter. The decrease is due to lower debt outstanding in the current quarter as a result of $990.1 million in prepayments in the third and fourth quarters of 2016.
Income Taxes. Our effective tax rate for the 13 weeks ended April 29, 2017 was 36.1% compared to 29.8% for the 13 weeks ended April 30, 2016. The increase is primarily attributable to a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes in the first quarter of 2016.
Segment Information
We operate a chain of more than 14,400 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
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
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
	April 29, 2017		April 30, 2016
(in millions)	$	% of Sales	$	% of Sales
Net sales	$2,571.7		$2,384.5
Gross profit	896.6	34.9%	820.8	34.4%
Operating income	315.4	12.3%	280.7	11.8%
Net sales for Dollar Tree increased 7.9% for the 13 weeks ended April 29, 2017 compared to the same period last year due to sales from new stores and a comparable store net sales increase of 2.5% on a constant currency basis.
Gross profit margin for Dollar Tree increased to 34.9% for the 13 weeks ended April 29, 2017 compared to 34.4% for the same period last year. The increase, as a percentage of sales, is due to the following:

•	lower merchandise cost due to favorable import freight costs;

•	lower shrink as a result of favorable physical inventory results; partially offset by

•	higher distribution and occupancy costs as a percentage of net sales resulting from the distribution center opening in the second quarter of 2016.
Operating income margin for Dollar Tree increased to 12.3% for the 13 weeks ended April 29, 2017 as compared to 11.8% for the same period last year. The increase is due to the increase in gross profit margin. Selling, general and administrative expenses were consistent, as a percentage of sales, in the current quarter compared to the same quarter a year ago. Higher store payroll costs and stock compensation were offset by lower health insurance costs, lower store supplies requisitions and consulting fees as a percentage of net sales.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended
	April 29, 2017		April 30, 2016
(in millions)	$	% of Sales	$	% of Sales
Net sales	$2,715.4		$2,701.3
Gross profit	730.5	26.9%	733.8	27.2%
Operating income	73.4	2.7%	138.0	5.1%
Net sales for Family Dollar increased $14.1 million or 0.5% for the 13 weeks ended April 29, 2017 compared to the same period last year. The increase was primarily due to the sales from new stores, partially offset by a 1.2% decrease in comparable store net sales. Comparable store net sales decreased as a result of decreased customer count and consistent average ticket with the prior year quarter. We believe the comparable store net sales were negatively affected in the Family Dollar segment in the quarter as a result of the delay in the government issuing tax refund checks to our customers.

Gross profit for Family Dollar decreased $3.3 million or 0.4% for the 13 weeks ended April 29, 2017 compared to the same period last year. The gross profit margin for the 13 weeks ended April 29, 2017 decreased to 26.9%, as a percentage of sales, compared to 27.2% for the same period in the prior year. The decrease is primarily due to higher markdown and shrink expense in the current quarter, partially offset by improved merchandise cost. The first quarter of 2016 also included $6.3 million in cost of sales related to stepped-up inventory which was sold during the quarter.
Operating income for Family Dollar decreased $64.6 million for the 13 weeks ended April 29, 2017 compared to the same period last year. The decrease was primarily due to the $50.9 million receivable impairment, higher selling, general and administrative expenses and the decreased gross margin as noted above. The selling, general and administrative expenses increased to $657.1 million, or 24.2%, as a percentage of sales, for the 13 weeks ended April 29, 2017 compared to $595.8 million, or 22.1% for the same period last year. Excluding the receivable impairment, selling, general and administrative expenses increased to $606.2 million, or 22.3%, as a percentage of sales. The increase as a percentage of sales was the result of the net of the following:

•	higher payroll costs resulting from the loss of leverage from the comp store sales decrease;

•	higher advertising costs;

•	lower depreciation costs; and

•	lower occupancy costs primarily due to lower store repairs and maintenance costs.
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
The following table compares cash-flow related information for the 13 weeks ended April 29, 2017 and April 30, 2016:

	13 Weeks Ended
	April 29,	April 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$430.7	$311.0
Investing activities	(108.1)	(92.8)
Financing activities	(33.6)	(24.8)
Net cash provided by operating activities increased $119.7 million due primarily to increases in income taxes payable and accounts payable, partially offset by an increase in prepaid assets and a decrease in other current liabilities.
Net cash used in investing activities increased $15.3 million primarily due to net restricted cash proceeds in 2016 partially offset by lower capital expenditures in the current quarter.
Net cash used in financing activities increased $8.8 million compared with the prior year, primarily due to higher debt payments in 2017.
At April 29, 2017, our total borrowings were $6,364.2 million and we had $1,090.0 million available under our revolving credit facility. We also have $330.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $187.4 million was committed to letters of credit issued for routine purchases of imported merchandise as of April 29, 2017.
There were no shares repurchased on the open market during the 13 weeks ended April 29, 2017 and April 30, 2016. As of April 29, 2017, we had $1.0 billion remaining under Board repurchase authorization.
Recent Accounting Pronouncements
See note 1, Basis of Presentation, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for a detailed description of recent accounting pronouncements.

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
Interest Rate Risk
At April 29, 2017, we had $2.2 billion in borrowings subject to interest rate fluctuations, representing approximately 34% of our total debt. Borrowings under the Term Loan A-1 bear interest based on LIBOR plus 1.50% to 2.25%, determined based on our secured net leverage ratio. As of April 29, 2017, Term Loan A-1 bore interest at LIBOR plus 1.75%. A 50 basis point increase in the variable interest rate tied to our secured net leverage ratio would result in an annual increase in interest expense of $10.8 million. Additionally, a 100 basis point increase in the LIBOR rate would result in an annual increase in interest expense related to our variable rate debt of $21.6 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 29, 2017, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state employment-related class and collective actions, and litigation concerning injury from products. For a discussion of these proceedings, please refer to “Note 4. Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.
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
Item 1A. RISK FACTORS.
There have been no material changes to the risk factors described in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended April 29, 2017 the Company did not repurchase any shares of common stock on the open market. As of April 29, 2017, we had $1.0 billion remaining under Board repurchase authorization.
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

DOLLAR TREE, INC.

DATE:	May 25, 2017	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)