Form 10-Q
period 2017-07-29
DOLLAR TREE INC
filed 2017-08-24
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2017
OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-25464
DOLLAR TREE, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-2018846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 21, 2017, there were 236,844,665 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$5,281.2	$4,996.3	$10,568.3	$10,082.1
Cost of sales	3,653.4	3,483.9	7,313.4	7,015.2
Gross profit	1,627.8	1,512.4	3,254.9	3,066.9
Selling, general and administrative expenses, excluding Receivable impairment	1,205.7	1,155.2	2,393.1	2,291.0
Receivable impairment	2.6	—	53.5	—
Selling, general and administrative expenses	1,208.3	1,155.2	2,446.6	2,291.0
Operating income	419.5	357.2	808.3	775.9
Interest expense, net	75.8	87.3	150.5	174.6
Other (income) expense, net	0.1	—	0.4	(0.2)
Income before income taxes	343.6	269.9	657.4	601.5
Income tax expense	109.8	99.7	223.1	198.7
Net income	$233.8	$170.2	$434.3	$402.8
Basic net income per share	$0.99	$0.72	$1.84	$1.71
Diluted net income per share	$0.98	$0.72	$1.83	$1.70
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in millions)	2017	2016	2017	2016
Net income	$233.8	$170.2	$434.3	$402.8

Foreign currency translation adjustments	8.0	(2.3)	5.0	6.6

Total comprehensive income	$241.8	$167.9	$439.3	$409.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$693.3	$866.4	$1,093.2
Short-term investments	4.0	4.0	4.0
Merchandise inventories, net	2,928.5	2,865.8	2,975.1
Other current assets	189.4	201.8	377.1
Total current assets	3,815.2	3,938.0	4,449.4
Property, plant and equipment, net of accumulated depreciation of $2,941.8, $2,694.5 and $2,437.9, respectively	3,115.4	3,115.8	3,174.2
Assets available for sale	10.4	9.0	13.5
Goodwill	5,025.2	5,023.5	5,023.8
Favorable lease rights, net of accumulated amortization of $202.8, $159.3 and $111.1, respectively	420.4	468.6	518.8
Tradename intangible asset	3,100.0	3,100.0	3,100.0
Other intangible assets, net	4.9	5.1	5.4
Other assets	40.8	41.6	44.3
Total assets	$15,532.3	$15,701.6	$16,329.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$165.9	$152.1	$145.5
Accounts payable	1,196.3	1,119.6	1,351.5
Other current liabilities	722.5	744.2	683.0
Income taxes payable	—	90.0	—
Total current liabilities	2,084.7	2,105.9	2,180.0
Long-term debt, net, excluding current portion	5,595.0	6,169.7	7,155.7
Unfavorable lease rights, net of accumulated amortization of $51.2, $39.6 and $27.3, respectively	111.5	124.0	136.6
Deferred tax liabilities, net	1,449.8	1,458.9	1,556.0
Income taxes payable, long-term	41.6	71.2	73.6
Other liabilities	389.5	382.4	370.6
Total liabilities	9,672.1	10,312.1	11,472.5
Commitments and contingencies
Shareholders' equity	5,860.2	5,389.5	4,856.9
Total liabilities and shareholders' equity	$15,532.3	$15,701.6	$16,329.4

Common shares outstanding	236.8	236.1	235.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 29,	July 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$434.3	$402.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305.2	324.2
Provision for deferred taxes	(6.8)	(31.1)
Amortization of debt discount and debt-issuance costs	8.4	9.5
Receivable impairment	53.5	—
Other non-cash adjustments to net income	49.2	43.1
Changes in operating assets and liabilities	(168.6)	(68.2)
Net cash provided by operating activities	675.2	680.3
Cash flows from investing activities:
Capital expenditures	(271.7)	(355.9)
Purchase of restricted investments	—	(36.1)
Proceeds from sale of restricted investments	—	118.1
Proceeds from fixed asset disposition	2.1	1.5
Net cash used in investing activities	(269.6)	(272.4)
Cash flows from financing activities:
Principal payments for long-term debt	(569.3)	(54.0)
Debt-issuance costs	—	(0.7)
Proceeds from stock issued pursuant to stock-based compensation plans	14.9	22.7
Cash paid for taxes on exercises/vesting of stock-based compensation	(24.7)	(19.9)
Net cash used in financing activities	(579.1)	(51.9)
Effect of exchange rate changes on cash and cash equivalents	0.4	1.1
Net increase (decrease) in cash and cash equivalents	(173.1)	357.1
Cash and cash equivalents at beginning of period	866.4	736.1
Cash and cash equivalents at end of period	$693.3	$1,093.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$143.7	$175.0
Income taxes	$363.8	$319.0
Non-cash transactions:
Accrued capital expenditures	$37.6	$78.7
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 28, 2017 contained in the Company's Annual Report on Form 10-K filed March 28, 2017. The results of operations for the 13 and 26 weeks ended July 29, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2018.
In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of July 29, 2017 and July 30, 2016 and the results of its operations and cash flows for the periods presented. The January 28, 2017 balance sheet information was derived from the audited consolidated financial statements as of that date.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update will replace existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB deferred the effective date of the new standard to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date for public business entities (interim and annual reporting periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating its preferred transition method and is continuing to evaluate the impacts this ASU and related quantitative and qualitative disclosures will have on its consolidated financial statements. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has engaged a third party to assist in its preparation for implementation and its evaluation of the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets and to not have a material impact on its consolidated income statements. The Company is in the process of implementing software to assist in the quantification of the expected impact on the consolidated balance sheets and to facilitate the calculations of the related accounting entries and disclosures.
2. LONG-TERM DEBT
Acquisition Notes
The Company's $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the "2020 Notes") and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the "2023 Notes," and together with the 2020 Notes, the "Acquisition Notes") were issued pursuant to indentures, which contain covenants that, among other things, limit the ability of the Company to declare or pay dividends. The restriction in the indentures on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the indentures, no greater than 3.50 to 1.00. As of July 29, 2017, the Company's consolidated total net leverage ratio, as defined in the indentures, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the indentures do not restrict the ability of the Company to pay dividends.
Credit Facility and Term Loans
The Company's New Senior Secured Credit Facilities, consisting of its $1.25 billion revolving credit facility and term loan facilities, contain covenants that, among other things, limit the ability of the Company to declare or pay dividends. The restriction in the New Senior Secured Credit Facilities on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of July 29, 2017, the Company's consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict the ability of the Company to pay dividends.
On July 27, 2017, the Company prepaid $500.0 million of the $2.2 billion remaining outstanding under its Term Loan A-1. The prepayment resulted in an acceleration of the amortization of debt-issuance costs associated with the Term Loan A-1 of $1.2 million.
Debt Covenants
As of July 29, 2017, the Company was in compliance with its debt covenants.
3. INCOME TAXES
The Company's effective tax rate was 32.0% for the 13 weeks ended July 29, 2017 compared with 36.9% for the 13 weeks ended July 30, 2016 and 33.9% for the 26 weeks ended July 29, 2017 compared with 33.0% for the 26 weeks ended July 30, 2016. The tax rate for the 13 and 26 weeks ended July 29, 2017, respectively, includes the effect of a reduction in the statutory rate for North Carolina which resulted in a decrease in the deferred tax liability related to the trade name intangible asset and a $9.9 million decrease in tax expense. The rate for the 13 and 26 weeks ended July 29, 2017 also includes the effect of a reduction of $5.6 million in the reserve for uncertain tax positions resulting from statute expirations and the reduction of interest accrued on method changes effected in the 13 weeks ended July 29, 2017. The 2016 tax rate includes a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes in the quarter ended April 30, 2016.
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
In April 2015, a former store manager filed a class action in California federal court alleging, among other things, that the Company failed to make wage statements readily available to employees who did not receive paper checks. The wage statement class is certified and scheduled for trial in October 2017.
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

In June 2017, the Company (Dollar Tree and Family Dollar) filed suit in chancery court in Delaware against Sycamore Partners and Dollar Express LLC alleging, among other things, fraud, fraudulent transfer, breach of contract, and unjust enrichment. The Company is seeking in excess of $52 million for the failure of Dollar Express to pay the Company for goods and services the Company provided to Sycamore’s Dollar Express stores. These stores were divested by Dollar Tree as a condition of its merger with Family Dollar. The Company is also seeking substantial damages for the unauthorized use of its marks. Sycamore and Dollar Express responded in part by denying liability and filing a counterclaim against the Company alleging the Company had successfully engaged in a scheme to put Dollar Express out of business, seeking more than $500 million in damages.
In July 2017, two former employees filed suit in federal court in California, seeking to represent a class of current and former non-exempt employees alleging that the Company’s dress code required them to purchase such distinctive clothing that it constituted a uniform and the Company’s failure to reimburse them for the clothing violated California law. The former employees seek restitution, damages, penalties and injunctive relief.
In August 2017, 43 current and former employees filed suit against the Company in state court in California alleging improper classification as exempt employees which they allege resulted in, among other things, their failure to receive overtime compensation, rest and meal periods, accurate wage statements, and final pay upon termination of employment.
Dollar Tree Resolved Matters
In April 2016, a former store manager filed a lawsuit in California state court alleging individual claims of pregnancy and disability discrimination in addition to asserting Private Attorney General Act ("PAGA") claims on behalf of herself and other store managers alleging they were improperly classified as exempt and therefore, among other things, did not receive overtime compensation and meal and rest periods. The parties have reached a settlement as to all claims.
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
In June 2017, a former store employee filed suit in California state court asserting PAGA claims on behalf of herself and other allegedly aggrieved employees alleging the Company willfully caused their work time to go under reported so they failed to receive pay for time worked, rest and meal breaks, minimum wage and overtime compensation, final pay in a timely manner, and accurate wage statements.
Family Dollar Resolved Matters
In 2014, a putative class action was filed in a California Federal Court by a former employee alleging that the Company had a policy of requiring employee bag checks while the employees were not clocked in for work. As a result of those actions, the employee alleged the Company violated California law by failing to provide meal periods and rest breaks, failing to pay regular and overtime wages for work performed off the clock, failing to provide accurate wage statements, failing to timely pay all final wages and by engaging in unfair competition. He also alleged PAGA claims. In July 2017, the Court granted the Company’s motion for summary judgment as to all claims and dismissed the lawsuit with prejudice.

In 2015, former employees filed a nationwide class action in federal court in Connecticut alleging the Company had violated ERISA by overcharging employees who purchased supplemental life insurance through a Company sponsored plan. In March 2016, the district court dismissed the lawsuit. The Second Circuit Court of Appeals has now affirmed the dismissal of the lawsuit.
5. RECEIVABLE IMPAIRMENT
In connection with its acquisition of Family Dollar, the Company was required to divest 330 stores and partially support these stores through a transition services agreement. Under the transition services agreement, the Company provided merchandise and services and the buyer was required to reimburse the Company.
In the 13 weeks ended April 29, 2017, the Company evaluated the collectability of its divestiture-related receivable. Based on information available, the Company determined that the outstanding balance of $50.9 million was not recoverable and recorded an impairment charge to write down the receivable to zero. An additional $2.6 million was recorded as a receivable and impaired in the 13 weeks ended July 29, 2017. The impairment charges are included in “Receivable impairment” in the accompanying condensed consolidated income statements.
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
The following table sets forth the Company's financial assets and liabilities that are disclosed at fair value on a recurring basis:

(in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Level 1
Short-term investments	$4.0	$4.0	$4.0
Long-term debt - Secured Senior Notes and Acquisition Notes	3,745.7	3,740.3	3,804.8
Level 2
Long-term debt - term loans	2,275.5	2,828.2	3,862.0
The Company's cash and cash equivalents are valued at cost, which approximates fair value, due to the short-term maturities of these instruments.
The fair values of the Company's Secured Senior Notes and Acquisition Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair values of the Company's term loans were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company's Tranche A Revolving Credit Facility at July 29, 2017 and January 28, 2017 and the Company's Revolving Credit Facility at July 30, 2016, approximated their fair values because the interest rates vary with market interest rates.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As described in Note 5, the Company recorded receivable impairments in the 13 and 26 weeks ended July 29, 2017.

7. NET INCOME PER SHARE
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in millions, except per share data)	2017	2016	2017	2016
Basic net income per share:
Net income	$233.8	$170.2	$434.3	$402.8
Weighted average number of shares outstanding	236.7	235.6	236.5	235.5
Basic net income per share	$0.99	$0.72	$1.84	$1.71
Diluted net income per share:
Net income	$233.8	$170.2	$434.3	$402.8
Weighted average number of shares outstanding	236.7	235.6	236.5	235.5
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.7	1.1	0.9	1.1
Weighted average number of shares and dilutive potential shares outstanding	237.4	236.7	237.4	236.6
Diluted net income per share	$0.98	$0.72	$1.83	$1.70
For the 13 and 26 weeks ended July 29, 2017 and July 30, 2016, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
8. STOCK-BASED COMPENSATION
The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $12.5 million and $40.1 million during the 13 and 26 weeks ended July 29, 2017, respectively. Stock-based compensation expense was $12.5 million and $37.3 million during the 13 and 26 weeks ended July 30, 2016, respectively.
The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 26 weeks ended July 29, 2017. The estimated $42.5 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $3.7 million and $9.4 million of expense related to these RSUs during the 13 and 26 weeks ended July 29, 2017, respectively.
In the 26 weeks ended July 29, 2017, the Company granted 0.2 million RSUs with a fair value of $18.4 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2017. If the Company meets these performance targets in fiscal 2017, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.7 million and $11.4 million of expense related to these RSUs in the 13 and 26 weeks ended July 29, 2017, respectively.
In the 26 weeks ended July 29, 2017, the Company granted RSUs with a fair value of $4.1 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 29, 2017 and ending on February 1, 2020. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.2 million and $1.9 million of expense related to these RSUs in the 13 and 26 weeks ended July 29, 2017, respectively.
The Company recognized $6.3 million and $14.6 million of expense related to RSUs granted prior to fiscal 2017 in the 13 and 26 weeks ended July 29, 2017, respectively. For the 13 and 26 weeks ended July 30, 2016, the Company recognized $12.1 million and $36.5 million, respectively, of expense related to RSUs granted in fiscal 2016 and prior.
The Company recognized $0.6 million and $0.6 million of expense related to options granted prior to fiscal 2017 in the 13 and 26 weeks ended July 29, 2017, respectively.

In the 26 weeks ended July 29, 2017, approximately 0.8 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued. During the 26 weeks ended July 30, 2016, approximately 0.6 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. In the 13 weeks ended July 29, 2017, 0.2 million RSUs vested and approximately 0.1 million shares, net of taxes, were issued. Less than 0.1 million RSUs vested in the 13 weeks ended July 30, 2016.
In connection with the Family Dollar acquisition, the Company converted approximately 1.5 million Family Dollar vested and unvested options into equivalent options to purchase Dollar Tree Common Stock at the date of the acquisition and recognized $0.3 million and $0.7 million of expense related to these options during the 13 and 26 weeks ended July 29, 2017, respectively. The Company recognized $0.3 million and $1.0 million of expense related to these options during the 13 and 26 weeks ended July 30, 2016, respectively. Stock options are valued using the Black-Scholes option-pricing model and compensation cost is recognized on a straight-line basis over the requisite service period.
9. SEGMENTS
The Company operates a chain of more than 14,500 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
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
Net sales by segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in millions)	2017	2016	2017	2016
Net sales:
Dollar Tree	$2,586.9	$2,387.5	$5,158.6	$4,772.0
Family Dollar	2,694.3	2,608.8	5,409.7	5,310.1
Total net sales	$5,281.2	$4,996.3	$10,568.3	$10,082.1
Gross profit by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in millions)	2017	2016	2017	2016
Gross profit:
Dollar Tree	$895.8	$818.1	$1,792.5	$1,638.8
Family Dollar	732.0	694.3	1,462.4	1,428.1
Total gross profit	$1,627.8	$1,512.4	$3,254.9	$3,066.9

Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in millions)	2017	2016	2017	2016
Depreciation and amortization expense:
Dollar Tree	$62.7	$59.3	$124.2	$116.7
Family Dollar	88.7	102.7	181.1	207.7
Total depreciation and amortization expense	$151.4	$162.0	$305.3	$324.4
Operating income by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in millions)	2017	2016	2017	2016
Operating income:
Dollar Tree	$289.1	$262.5	$604.5	$543.1
Family Dollar	130.4	94.7	203.8	232.8
Total operating income	$419.5	$357.2	$808.3	$775.9
Total assets by segment are as follows:

	As of
	July 29,	January 28,	July 30,
(in millions)	2017	2017	2016
Total assets:
Dollar Tree	$3,555.9	$3,705.5	$3,787.4
Family Dollar	11,976.4	11,996.1	12,542.0
Total assets	$15,532.3	$15,701.6	$16,329.4
Total goodwill by segment is as follows:

	As of
	July 29,	January 28,	July 30,
(in millions)	2017	2017	2016
Total goodwill:
Dollar Tree	$347.1	$345.4	$315.9
Family Dollar	4,678.1	4,678.1	4,707.9
Total goodwill	$5,025.2	$5,023.5	$5,023.8
Goodwill is reassigned between segments when stores are rebannered between segments. There were no stores rebannered between segments in the 26 weeks ended July 29, 2017. In the 26 weeks ended July 30, 2016, the Company reassigned $30.2 million of goodwill from Family Dollar to Dollar Tree as a result of rebannering.
10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
At July 29, 2017, the Company had outstanding $750.0 million principal amount of 5.25% Acquisition Notes due March 1, 2020 and $2,500.0 million principal amount of 5.75% Acquisition Notes due March 1, 2023, which are unsecured obligations of the Company and are also fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries. All of the subsidiaries, guarantor and non-guarantor, are 100% owned by the parent. Supplemental condensed consolidated financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups. The Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms on August 1, 2016.
Condensed Consolidating Statements of Comprehensive Income

	13 Weeks Ended July 29, 2017
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$5,237.0	$73.6	$(29.4)	$5,281.2
Cost of sales	—	3,623.7	41.0	(11.3)	3,653.4
Gross profit	—	1,613.3	32.6	(18.1)	1,627.8
Selling, general and administrative expenses	2.1	1,203.2	21.2	(18.2)	1,208.3
Operating income (loss)	(2.1)	410.1	11.4	0.1	419.5
Interest expense (income), net	58.8	18.9	(1.9)	—	75.8
Other (income) expense, net	(0.1)	0.1	0.2	(0.1)	0.1
Income (loss) before income taxes	(60.8)	391.1	13.1	0.2	343.6
Income tax expense (benefit)	(21.5)	126.5	4.8	—	109.8
Equity in earnings of subsidiaries	(273.0)	(8.6)	—	281.6	—
Net income	233.7	273.2	8.3	(281.4)	233.8
Other comprehensive income	8.0	2.4	8.0	(10.4)	8.0
Comprehensive income	$241.7	$275.6	$16.3	$(291.8)	$241.8

	13 Weeks Ended July 30, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$4,951.8	$230.3	$(185.8)	$4,996.3
Cost of sales	—	3,468.8	210.2	(195.1)	3,483.9
Gross profit	—	1,483.0	20.1	9.3	1,512.4
Selling, general and administrative expenses	1.9	1,125.1	16.2	12.0	1,155.2
Operating income (loss)	(1.9)	357.9	3.9	(2.7)	357.2
Interest expense (income), net	72.7	16.5	(1.9)	—	87.3
Other expense, net	2.7	—	0.4	(3.1)	—
Income (loss) before income taxes	(77.3)	341.4	5.4	0.4	269.9
Income tax expense (benefit)	(30.4)	129.7	0.3	0.1	99.7
Equity in earnings of subsidiaries	(216.6)	(1.9)	—	218.5	—
Net income	169.7	213.6	5.1	(218.2)	170.2
Other comprehensive loss	(2.4)	(0.6)	(2.4)	3.1	(2.3)
Comprehensive income	$167.3	$213.0	$2.7	$(215.1)	$167.9

Condensed Consolidating Statements of Comprehensive Income (Continued)

	26 Weeks Ended July 29, 2017
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$10,484.4	$142.3	$(58.4)	$10,568.3
Cost of sales	—	7,255.4	80.3	(22.3)	7,313.4
Gross profit	—	3,229.0	62.0	(36.1)	3,254.9
Selling, general and administrative expenses	3.4	2,425.2	54.1	(36.1)	2,446.6
Operating income (loss)	(3.4)	803.8	7.9	—	808.3
Interest expense (income), net	116.3	38.0	(3.8)	—	150.5
Other (income) expense, net	(0.1)	0.1	0.5	(0.1)	0.4
Income (loss) before income taxes	(119.6)	765.7	11.2	0.1	657.4
Income tax expense (benefit)	(48.9)	266.7	5.3	—	223.1
Equity in earnings of subsidiaries	(505.0)	(8.5)	—	513.5	—
Net income	434.3	507.5	5.9	(513.4)	434.3
Other comprehensive income	5.0	1.5	5.0	(6.5)	5.0
Comprehensive income	$439.3	$509.0	$10.9	$(519.9)	$439.3

	26 Weeks Ended July 30, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$9,985.2	$415.1	$(318.2)	$10,082.1
Cost of sales	—	6,958.6	370.8	(314.2)	7,015.2
Gross profit	—	3,026.6	44.3	(4.0)	3,066.9
Selling, general and administrative expenses	3.9	2,263.1	30.8	(6.8)	2,291.0
Operating income (loss)	(3.9)	763.5	13.5	2.8	775.9
Interest expense (income), net	145.6	32.8	(3.8)	—	174.6
Other (income) expense, net	(3.0)	(0.3)	0.3	2.8	(0.2)
Income (loss) before income taxes	(146.5)	731.0	17.0	—	601.5
Income tax expense (benefit)	(64.1)	259.0	3.8	—	198.7
Equity in earnings of subsidiaries	(485.1)	(8.8)	—	493.9	—
Net income	402.7	480.8	13.2	(493.9)	402.8
Other comprehensive income	6.6	2.0	6.6	(8.6)	6.6
Comprehensive income	$409.3	$482.8	$19.8	$(502.5)	$409.4

Condensed Consolidating Balance Sheets

	July 29, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$389.1	$128.2	$176.0	$—	$693.3
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,882.1	48.1	(1.7)	2,928.5
Current deferred tax assets, net	—	(6.7)	6.7	—	—
Due from intercompany, net	109.1	1,118.7	6.5	(1,234.3)	—
Other current assets	0.8	186.6	1.7	0.3	189.4
Total current assets	499.0	4,308.9	243.0	(1,235.7)	3,815.2
Property, plant and equipment, net	—	3,087.4	28.0	—	3,115.4
Assets available for sale	—	10.4	—	—	10.4
Goodwill	—	4,993.1	32.1	—	5,025.2
Favorable lease rights, net	—	420.4	—	—	420.4
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	4.9	—	—	4.9
Investment in subsidiaries	8,583.5	116.5	—	(8,700.0)	—
Intercompany note receivable	1,801.4	—	188.8	(1,990.2)	—
Due from intercompany, net	1,245.7	—	—	(1,245.7)	—
Other assets	—	40.5	3.1	(2.8)	40.8
Total assets	$12,129.6	$16,082.1	$495.0	$(13,174.4)	$15,532.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$165.9	$—	$—	$—	$165.9
Accounts payable	—	1,182.0	15.4	(1.1)	1,196.3
Due to intercompany, net	917.4	299.6	17.3	(1,234.3)	—
Other current liabilities	50.2	467.3	205.0	—	722.5
Income taxes payable	(146.4)	143.0	3.4	—	—
Total current liabilities	987.1	2,091.9	241.1	(1,235.4)	2,084.7
Long-term debt, net, excluding current portion	5,280.3	314.7	—	—	5,595.0
Unfavorable lease rights, net	—	111.5	—	—	111.5
Deferred tax liabilities, net	2.0	1,447.8	—	—	1,449.8
Income taxes payable, long-term	—	41.6	—	—	41.6
Due to intercompany, net	—	1,245.7	—	(1,245.7)	—
Intercompany note payable	—	1,990.2	—	(1,990.2)	—
Other liabilities	—	383.9	8.5	(2.9)	389.5
Total liabilities	6,269.4	7,627.3	249.6	(4,474.2)	9,672.1
Shareholders' equity	5,860.2	8,454.8	245.4	(8,700.2)	5,860.2
Total liabilities and equity	$12,129.6	$16,082.1	$495.0	$(13,174.4)	$15,532.3

Condensed Consolidating Balance Sheets (Continued)

	January 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$562.4	$139.2	$164.8	$—	$866.4
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,826.3	41.2	(1.7)	2,865.8
Current deferred tax assets, net	—	(9.3)	9.3	—	—
Due from intercompany, net	58.7	1,041.5	42.8	(1,143.0)	—
Other current assets	0.5	198.7	2.3	0.3	201.8
Total current assets	621.6	4,196.4	264.4	(1,144.4)	3,938.0
Property, plant and equipment, net	—	3,085.3	30.5	—	3,115.8
Assets available for sale	—	9.0	—	—	9.0
Goodwill	—	4,993.1	30.4	—	5,023.5
Favorable lease rights, net	—	468.6	—	—	468.6
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.1	—	—	5.1
Investment in subsidiaries	8,640.1	106.6	—	(8,746.7)	—
Intercompany note receivable	1,926.4	—	188.8	(2,115.2)	—
Due from intercompany, net	1,243.8	—	—	(1,243.8)	—
Other assets	—	41.3	3.3	(3.0)	41.6
Total assets	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$152.1	$—	$—	$—	$152.1
Accounts payable	—	1,105.9	14.7	(1.0)	1,119.6
Due to intercompany, net	969.6	121.5	51.9	(1,143.0)	—
Other current liabilities	66.4	470.5	207.3	—	744.2
Income taxes payable	(1.9)	91.0	0.9	—	90.0
Total current liabilities	1,186.2	1,788.9	274.8	(1,144.0)	2,105.9
Long-term debt, net, excluding current portion	5,853.9	315.8	—	—	6,169.7
Unfavorable lease rights, net	—	124.0	—	—	124.0
Deferred tax liabilities, net	2.0	1,456.9	—	—	1,458.9
Income taxes payable, long-term	—	71.2	—	—	71.2
Due to intercompany, net	—	1,243.8	—	(1,243.8)	—
Intercompany note payable	—	2,115.2	—	(2,115.2)	—
Other liabilities	—	377.5	8.1	(3.2)	382.4
Total liabilities	7,042.1	7,493.3	282.9	(4,506.2)	10,312.1
Shareholders' equity	5,389.8	8,512.1	234.5	(8,746.9)	5,389.5
Total liabilities and equity	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6

Condensed Consolidating Balance Sheets (Continued)

	July 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,044.8	$155.4	$(107.0)	$1,093.2
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,910.6	61.2	3.3	2,975.1
Due from intercompany, net	40.5	350.1	125.6	(516.2)	—
Other current assets	3.0	380.8	(7.0)	0.3	377.1
Total current assets	43.5	4,686.3	339.2	(619.6)	4,449.4
Property, plant and equipment, net	—	3,139.1	35.1	—	3,174.2
Assets available for sale	—	13.5	—	—	13.5
Goodwill	—	4,993.2	30.6	—	5,023.8
Favorable lease rights, net	—	518.8	—	—	518.8
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.3	0.1	—	5.4
Investment in subsidiaries	8,886.3	123.2	—	(9,009.5)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,916.5	—	—	(1,916.5)	—
Other assets	—	44.2	3.8	(3.7)	44.3
Total assets	$12,372.7	$16,623.6	$597.6	$(13,264.5)	$16,329.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$145.5	$—	$—	$—	$145.5
Accounts payable	107.0	1,219.2	129.0	(103.7)	1,351.5
Due to intercompany, net	346.9	158.4	10.9	(516.2)	—
Other current liabilities	77.7	399.8	205.5	—	683.0
Total current liabilities	677.1	1,777.4	345.4	(619.9)	2,180.0
Long-term debt, net, excluding current portion	6,838.9	316.8	—	—	7,155.7
Unfavorable lease rights, net	—	136.6	—	—	136.6
Deferred tax liabilities, net	—	1,562.8	(6.9)	0.1	1,556.0
Income taxes payable, long-term	—	73.6	—	—	73.6
Due to intercompany, net	—	1,916.5	—	(1,916.5)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	(0.3)	365.7	8.5	(3.3)	370.6
Total liabilities	7,515.7	7,864.6	347.0	(4,254.8)	11,472.5
Shareholders' equity	4,857.0	8,759.0	250.6	(9,009.7)	4,856.9
Total liabilities and equity	$12,372.7	$16,623.6	$597.6	$(13,264.5)	$16,329.4

Condensed Consolidating Statements of Cash Flows

	26 Weeks Ended July 29, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$405.8	$827.5	$11.2	$(569.3)	$675.2
Cash flows from investing activities:
Capital expenditures	—	(271.3)	(0.4)	—	(271.7)
Other	—	2.1	—	—	2.1
Net cash used in investing activities	—	(269.2)	(0.4)	—	(269.6)
Cash flows from financing activities:
Principal payments for long-term debt	(569.3)	—	—	—	(569.3)
Dividends paid	—	(569.3)	—	569.3	—
Proceeds from stock issued pursuant to stock-based compensation plans	14.9	—	—	—	14.9
Cash paid for taxes on exercises/vesting of stock-based compensation	(24.7)	—	—	—	(24.7)
Net cash used in financing activities	(579.1)	(569.3)	—	569.3	(579.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4
Net (decrease) increase in cash and cash equivalents	(173.3)	(11.0)	11.2	—	(173.1)
Cash and cash equivalents at beginning of period	562.4	139.2	164.8	—	866.4
Cash and cash equivalents at end of period	$389.1	$128.2	$176.0	$—	$693.3

Condensed Consolidating Statements of Cash Flows (continued)

	26 Weeks Ended July 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$51.9	$679.5	$38.6	$(89.7)	$680.3
Cash flows from investing activities:
Capital expenditures	—	(355.1)	(0.8)	—	(355.9)
Purchase of restricted investments	—	(36.1)	—	—	(36.1)
Proceeds from sale of restricted investments	—	118.1	—	—	118.1
Other	—	1.5	—	—	1.5
Net cash used in investing activities	—	(271.6)	(0.8)	—	(272.4)
Cash flows from financing activities:
Principal payments for long-term debt	(54.0)	—	—	—	(54.0)
Proceeds from stock issued pursuant to stock-based compensation plans	22.7	—	—	—	22.7
Cash paid for taxes on exercises/vesting of stock-based compensation	(19.9)	—	—	—	(19.9)
Other	(0.7)	—	—	—	(0.7)
Net cash used in financing activities	(51.9)	—	—	—	(51.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.1	—	1.1
Net increase in cash and cash equivalents	—	407.9	38.9	(89.7)	357.1
Cash and cash equivalents at beginning of period	—	636.9	116.5	(17.3)	736.1
Cash and cash equivalents at end of period	$—	$1,044.8	$155.4	$(107.0)	$1,093.2

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

•
the collection of amounts owed to Family Dollar by Dollar Express and Sycamore Partners (which receivable has been impaired) and the outcome of related litigation including the counterclaim by Dollar Express against the Company for $500 million;

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

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	our growth plans, including our plans to add, rebanner, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores and their performance compared with other store sizes;

•	the effect on merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on Dollar Tree's gross profit margin and sales;

•	the effect of the Family Dollar renovation initiative and other initiatives on Family Dollar's sales;

•	the net sales per square foot, net sales and operating income of our stores;

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

•
Litigation may adversely affect our business, financial condition and results of operations. For example, litigation is subject to significant risks and we cannot assure you of the outcome of any litigation including the litigation with Dollar Express and Sycamore Partners. For a discussion of current legal proceedings, see "Note 4. Legal Proceedings," included in "Part I. Financial Information, Item 1. Financial Statments" of this Form 10-Q.

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
Overview
We are a leading operator of more than 14,500 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new banner. Both our Dollar Tree stores and our acquired Family Dollar stores are included in the comparable store net sales calculation for the 13 and 26 weeks ended July 29, 2017.
At July 29, 2017, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 26 weeks ended July 29, 2017 and July 30, 2016 is as follows:

	26 Weeks Ended
	July 29, 2017			July 30, 2016
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	6,360	7,974	14,334	5,954	7,897	13,851
New stores	165	132	297	211	116	327
Rebannered stores	—	—	—	41	(54)	(13)
Closings	(19)	(31)	(50)	(22)	(14)	(36)
Ending	6,506	8,075	14,581	6,184	7,945	14,129
Relocations	59	23	82	43	75	118

Selling Square Feet (in millions):
Beginning	54.7	57.7	112.4	51.3	57.1	108.4
New stores	1.4	0.9	2.3	1.7	0.8	2.5
Rebannered stores	—	—	—	0.3	(0.4)	(0.1)
Closings	(0.1)	(0.2)	(0.3)	(0.1)	(0.1)	(0.2)
Relocations	0.1	—	0.1	0.1	0.1	0.2
Ending	56.1	58.4	114.5	53.3	57.5	110.8
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened during the 26 weeks ended July 29, 2017 was approximately 8,230 selling square feet for the Dollar Tree segment and 7,130 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.
For the 13 weeks ended July 29, 2017, comparable store net sales increased 2.4% due to increased customer count and average ticket. This comparable store net sales increase consisted of a 3.9% increase in comparable store net sales for the Dollar Tree segment and a 1.0% increase in the Family Dollar segment. We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended July 29, 2017, and we continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores. At July 29, 2017, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 5,010 stores compared to 4,560 stores at July 30, 2016. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
We believe our initiatives at Family Dollar are positively affecting the comparable store net sales performance. Among these is a store renovation initiative. During the 13 weeks ended July 29, 2017, we completed 111 Family Dollar renovations. These renovations have focused on creating an exciting and more productive Family Dollar shopping experience. Renovations bring some of the oldest stores to our brand standard, including, more productive end-caps, highlighting more relevant and prominent seasonal offerings, assortment expansions in beverage and snacks, hair care, and food in coolers and freezers. Category adjacencies and updating our front-end checkout are also part of the renovation program. We are making a number of improvements to the conditions of our stores to provide our customers with a consistent and improved shopping experience. In addition, we have focused on re-branding our private brand labels in our stores. These private brands are being developed to provide national brand comparable quality and great values for our customers, as part of our Compare and Save marketing program.
In the first quarter of 2017, we evaluated the collectability of the divestiture-related receivable from Dollar Express. Based on information available, we determined that the outstanding balance of $50.9 million was not recoverable and recorded an impairment charge to write down the receivable to zero. An additional $2.6 million was recorded as a receivable and impaired in the second quarter ended July 29, 2017. The total $2.6 million and $53.5 million impairment charges for the 13 and 26 weeks ended July 29, 2017, respectively, are recorded as “Receivable impairment” in the accompanying condensed consolidated income statements. We plan to take all appropriate actions to enforce the Company's rights and we do not expect any additional amounts to become impaired.
Results of Operations
13 Weeks Ended July 29, 2017 Compared to the 13 Weeks Ended July 30, 2016
Net Sales. Net sales increased $284.9 million, or 5.7%, compared with last year's second quarter, resulting from sales in new Dollar Tree and Family Dollar stores and increased comparable store net sales. Comparable store net sales increased 2.4% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store net sales in Canada using the prior year second quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of currency, comparable store net sales increased the same 2.4% due to increased customer count and average ticket. On a constant currency basis, comparable store net sales increased 3.9% in the Dollar Tree segment and increased 1.0% in the Family Dollar segment for the 13 weeks ended July 29, 2017. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $115.4 million or 7.6%, to $1,627.8 million in the second quarter of 2017 compared to $1,512.4 million in the second quarter of 2016. Gross profit margin increased to 30.8% in the current quarter from 30.3% in the same quarter last year. Our gross profit margin improvement was the result of lower merchandise and freight costs and lower markdowns in the current quarter, partially offset by higher distribution and occupancy costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,208.3 million in the second quarter of 2017 from $1,155.2 million in the same quarter last year, an increase of $53.1 million or 4.6%. As a percentage of sales, selling, general and administrative expenses decreased to 22.9% in the second quarter of 2017 from 23.1% in the same quarter last year. The decrease is the result of the net of the following:
•lower depreciation costs;

•	lower payroll costs as a result of leverage from the comparable store net sales increase and lower workers' compensation expenses, partially offset by higher health insurance costs;

•	lower store operating costs resulting primarily from lower utility costs as a percentage of sales; and

•	higher operating and corporate expenses resulting from increased advertising costs and legal fees, partially offset by lower general liability insurance costs.
Operating Income. Operating income for the current quarter increased to $419.5 million compared with $357.2 million in the same period last year and operating income margin increased to 7.9% in the current quarter from 7.1% in last year's quarter.

Interest expense, net. Interest expense, net was $75.8 million in the second quarter of 2017 compared to $87.3 million in the prior year quarter. The decrease is due to lower debt outstanding in the current quarter as a result of $990.1 million in prepayments in the third and fourth quarters of 2016.
Income Taxes. Our effective tax rate for the 13 weeks ended July 29, 2017 was 32.0% compared to 36.9% for the 13 weeks ended July 30, 2016. The 2017 tax rate includes the effect of a reduction in the statutory rate for North Carolina which resulted in a decrease in the deferred tax liability related to the trade name intangible asset and a $9.9 million decrease in tax expense. The 2017 rate also includes a reduction of approximately $5.6 million in the reserve for uncertain tax positions resulting from statute expirations and the reduction of interest accrued on method changes.
26 Weeks Ended July 29, 2017 Compared to the 26 Weeks Ended July 30, 2016
Net Sales. Net sales in the first half of 2017 increased $486.2 million, or 4.8%, compared with the first half of 2016, resulting from sales in new Dollar Tree and Family Dollar stores and increased comparable store net sales. Comparable store net sales increased 1.2% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the first half of 2017 comparable store net sales in Canada using the currency exchange rates in effect for the first half of the prior year. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of currency, comparable store net sales increased the same 1.2% due to increased customer count and average ticket. On a constant currency basis, comparable store net sales increased 2.9% in the Dollar Tree segment and decreased 0.2% in the Family Dollar segment for the 26 weeks ended July 29, 2017. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $188.0 million or 6.1%, to $3,254.9 million in the 26 weeks ended July 29, 2017 compared to $3,066.9 million for the 26 weeks ended July 30, 2016. Gross profit margin increased to 30.8% in the first half of 2017 from 30.4% in the first half of 2016. Our gross profit margin improvement was the result of lower merchandise and freight costs in the first half of 2017, partially offset by higher markdowns, shrink expense and distribution and occupancy costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,446.6 million in the 26 weeks ended July 29, 2017 from $2,291.0 million in the same period last year, an increase of $155.6 million or 6.8%. As a percentage of sales, selling, general and administrative expenses increased to 23.2% in the 26 weeks ended July 29, 2017 from 22.7% in the same period last year. The increase is the result of a $53.5 million receivable impairment. Excluding the receivable impairment, selling, general and administrative expenses decreased to 22.6% due to lower depreciation and store operating costs, partially offset by higher advertising and payroll costs.
Operating Income. Operating income for the 26 weeks ended July 29, 2017 increased to $808.3 million compared with $775.9 million in the same period last year and operating income margin decreased to 7.6% in the first half of 2017 from 7.7% in the first half of 2016. The decrease is the result of the $53.5 million receivable impairment. Excluding the receivable impairment, operating income increased to $861.8 million and operating income margin increased to 8.2% as a result of the increased gross profit margin.
Interest expense, net. Interest expense, net was $150.5 million in the first half of 2017 compared to $174.6 million in the first half of the prior year. The decrease is due to lower debt outstanding in the current year as a result of $990.1 million in prepayments in the third and fourth quarters of 2016.
Income Taxes. Our effective tax rate for the 26 weeks ended July 29, 2017 was 33.9% compared to 33.0% for the 26 weeks ended July 30, 2016. The increase is primarily attributable to a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes in 2016, partially offset by the decrease in the statutory rate for North Carolina in 2017 which resulted in a decrease in the deferred tax liability related to the trade name intangible asset and a $9.9 million decrease in tax expense. The 2017 rate also includes a reduction of approximately $5.6 million in the reserve for uncertain tax positions resulting from statute expirations and the reduction of interest accrued on method changes.
Segment Information
We operate a chain of more than 14,500 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
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
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				26 Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,586.9		$2,387.5		$5,158.6		$4,772.0
Gross profit	895.8	34.6%	818.1	34.3%	1,792.5	34.7%	1,638.8	34.3%
Operating income	289.1	11.2%	262.5	11.0%	604.5	11.7%	543.1	11.4%
Net sales for Dollar Tree increased 8.4% and 8.1% for the 13 and 26 weeks ended July 29, 2017, respectively, as compared to the same periods last year. The increases were due to sales from new stores and comparable store net sales increases of 3.9% and 2.9% on a constant currency basis for the 13 and 26 weeks ended July 29, 2017, respectively.
Gross profit margin for Dollar Tree increased to 34.6% for the 13 weeks ended July 29, 2017 compared to 34.3% for the same period last year. Gross profit margin for Dollar Tree for the 26 weeks ended July 29, 2017 increased to 34.7% compared to 34.3% for the same period last year. Variances in gross profit as a percentage of sales for the 13 and 26 weeks include:

•	lower merchandise cost due to favorable freight costs, partially offset by increased sales of higher cost consumable items;

•	lower shrink as a result of favorable physical inventory results; partially offset by,

•	higher distribution costs as a percentage of net sales resulting from the distribution center opening in the second quarter of 2016.
Operating income margin for Dollar Tree increased to 11.2% for the 13 weeks ended July 29, 2017 as compared to 11.0% for the same period last year. Operating income margin for Dollar Tree for the 26 weeks ended July 29, 2017 increased to 11.7% compared to 11.4% for the same period last year. The increase in operating income margin in the 13 weeks ended July 29, 2017 was the result of higher gross profit margin, partially offset by higher selling, general and administrative expenses due to increased operating and corporate expenses. The increase in operating income margin in the 26 weeks ended July 29, 2017 was due to higher gross profit margin, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased to 23.0% as a percentage of sales for the 26 weeks ended July 29, 2017, compared to 22.9% for the same period last year. The increase was the result of higher store payroll and payroll-related costs. These higher costs were partially offset by lower health insurance costs, depreciation expenses and stores supplies requisitions as a percentage of sales.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				26 Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,694.3		$2,608.8		$5,409.7		$5,310.1
Gross profit	732.0	27.2%	694.3	26.6%	1,462.4	27.0%	1,428.1	26.9%
Operating income	130.4	4.8%	94.7	3.6%	203.8	3.8%	232.8	4.4%

Net sales for Family Dollar increased $85.5 million or 3.3% and $99.6 million or 1.9% for the 13 and 26 weeks ended July 29, 2017, respectively, compared to the same periods last year. The increases were primarily due to sales from new stores and a comparable store net sales increase of 1.0% in the 13 weeks ended July 29, 2017. The increase from sales in new stores in the 26 weeks ended July 29, 2017 was partially offset by a 0.2% decrease in comparable store net sales. The comparable store net sales increase in the 13 weeks ended July 29, 2017 was the result of increased customer count and average ticket. The comparable store net sales decrease for the 26 weeks ended July 29, 2017 was the result of a decrease in average ticket partially offset by increased customer count.
Gross profit increased $37.7 million or 5.4% for the 13 weeks ended July 29, 2017, compared to the same period last year. The gross profit margin for the 13 weeks ended July 29, 2017 increased to 27.2%, as a percentage of sales, compared to 26.6% for the same period in the prior year. The increase is due to the net of the following:

•	lower merchandise cost, including freight resulting from higher initial mark-on and lower domestic freight costs;

•	lower markdown expense resulting from lower promotional markdowns due to the improved sales performance;

•	higher shrink expense; and

•	higher occupancy and distribution costs.
Gross profit increased $34.3 million or 2.4% for the 26 weeks ended July 29, 2017, compared to the same period last year. The gross profit margin for the 26 weeks ended July 29, 2017 increased to 27.0%, as a percentage of sales, compared to 26.9% for the same period in the prior year. The increase is due to the net of the following:
•lower merchandise and freight costs;
•higher shrink expense;
•higher markdown expense in the first quarter of 2017; and
•higher occupancy and distribution costs.
Operating income margin for Family Dollar increased to 4.8% for the 13 weeks ended July 29, 2017 as compared to 3.6% for the same period last year. Operating income was impacted by the $2.6 million receivable impairment in the 13 weeks ended July 29, 2017. Operating income margin excluding the receivable impairment increased to 4.9% for the 13 weeks ended July 29, 2017 as compared to 3.6% for the same period last year. The increase in the 13 weeks ended July 29, 2017 is due to decreased selling, general and administrative expenses, as a percentage of sales, and the gross profit increase noted above. Selling, general and administrative expenses decreased to 22.4% as a percentage of sales in the 13 weeks ended July 29, 2017 compared to 23.0% for the same period last year. This decrease as a percentage of sales is due to the net of the following:
•lower depreciation costs;

•	lower payroll-related costs; and

•	higher operating and corporate expenses resulting from higher advertising and store supplies requisition costs, partially offset by lower general liability insurance costs.
Operating income margin for Family Dollar for the 26 weeks ended July 29, 2017 decreased to 3.8% compared to 4.4% for the same period last year. Operating income was impacted by the $53.5 million receivable impairment in the 26 weeks ended July 29, 2017. Operating income margin excluding the receivable impairment increased to 4.8% for the 26 weeks ended July 29, 2017 as compared to 4.4% for the same period last year. The increase in the 26 weeks ended July 29, 2017 is due to decreased selling, general and administrative expenses, as a percentage of sales, and the gross profit margin increase noted above. Selling, general and administrative expenses decreased to 22.3%, excluding the receivable impairment, compared to 22.5% for the 26 weeks ended July 30, 2016. The decrease in selling, general and administrative expenses as a percentage of sales, excluding the receivable impairment, was due to the net of the following:
•lower depreciation costs;
•lower store operating costs resulting from lower repairs and maintenance costs; and

•	higher operating and corporate expenses resulting from higher advertising costs, partially offset by lower general liability insurance costs.

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
The following table compares cash-flow related information for the 26 weeks ended July 29, 2017 and July 30, 2016:

	26 Weeks Ended
	July 29,	July 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$675.2	$680.3
Investing activities	(269.6)	(272.4)
Financing activities	(579.1)	(51.9)
Net cash provided by operating activities decreased $5.1 million due primarily to an increase in prepaid assets and a decrease in other liabilities, partially offset by an increase in net income in 2017.
Net cash used in investing activities decreased $2.8 million primarily due to net restricted cash proceeds in 2016 partially offset by lower capital expenditures in 2017.
Net cash used in financing activities increased $527.2 million compared with the prior year, primarily due to a $500 million pre-payment of debt in 2017.
At July 29, 2017, our total borrowings were $5,822.7 million and we had $1,091.5 million available under our revolving credit facility. We also have $360.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $294.1 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 29, 2017.
On July 27, 2017, we prepaid $500.0 million of the $2.2 billion remaining outstanding under our Term Loan A-1. The prepayment resulted in an acceleration of the amortization of debt-issuance costs associated with the Term Loan A-1 of $1.2 million.
There were no shares repurchased on the open market during the 26 weeks ended July 29, 2017 and July 30, 2016. As of July 29, 2017, we had $1.0 billion remaining under Board repurchase authorization.
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
Interest Rate Risk
At July 29, 2017, we had $1.6 billion in borrowings subject to interest rate fluctuations, representing approximately 28% of our total debt. Borrowings under the Term Loan A-1 bear interest based on LIBOR plus 1.50% to 2.25%, determined based on our secured net leverage ratio. As of July 29, 2017, Term Loan A-1 bore interest at LIBOR plus 1.75%. A 50 basis point increase in the variable interest rate tied to our secured net leverage ratio would result in an annual increase in interest expense of $8.1 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 29, 2017, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state employment-related class and collective actions, litigation concerning injury from products and litigation with Dollar Express and Sycamore Partners. For a discussion of these proceedings, please refer to “Note 4. Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended July 29, 2017 the Company did not repurchase any shares of common stock on the open market. As of July 29, 2017, we had $1.0 billion remaining under Board repurchase authorization.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.
Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.

Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended and Restated Bylaws of Dollar Tree, Inc., effective June 16, 2017	8-K	3.1	6/16/2017
10.1	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended July 29, 2017, formatted in XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
X

*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date:	August 24, 2017	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)