Form 10-Q
period 2017-10-28
DOLLAR TREE INC
filed 2017-11-21
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2017
OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-25464
DOLLAR TREE, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-2018846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Volvo Parkway, Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

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

As of November 16, 2017, there were 237,096,516 shares of the Registrant's Common Stock outstanding.

DOLLAR TREE, INC.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$5,316.6	$5,001.6	$15,884.9	$15,083.7
Cost of sales	3,650.6	3,481.1	10,964.0	10,496.3
Gross profit	1,666.0	1,520.5	4,920.9	4,587.4
Selling, general and administrative expenses, excluding Receivable impairment	1,240.8	1,178.1	3,633.9	3,469.1
Receivable impairment	—	—	53.5	—
Selling, general and administrative expenses	1,240.8	1,178.1	3,687.4	3,469.1
Operating income	425.2	342.4	1,233.5	1,118.3
Interest expense, net	69.7	112.1	220.2	286.7
Other (income) expense, net	0.4	0.1	0.8	(0.1)
Income before income taxes	355.1	230.2	1,012.5	831.7
Income tax expense	115.2	58.6	338.3	257.3
Net income	$239.9	$171.6	$674.2	$574.4
Basic net income per share	$1.01	$0.73	$2.85	$2.44
Diluted net income per share	$1.01	$0.72	$2.84	$2.43
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(in millions)	2017	2016	2017	2016
Net income	$239.9	$171.6	$674.2	$574.4

Foreign currency translation adjustments	(2.7)	(2.4)	2.3	4.2

Total comprehensive income	$237.2	$169.2	$676.5	$578.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$400.1	$866.4	$733.8
Short-term investments	—	4.0	4.0
Merchandise inventories, net	3,397.8	2,865.8	3,273.9
Other current assets	174.7	201.8	330.7
Total current assets	3,972.6	3,938.0	4,342.4
Property, plant and equipment, net of accumulated depreciation of $3,060.1, $2,694.5 and $2,567.3, respectively	3,178.9	3,115.8	3,176.3
Assets available for sale	8.6	9.0	11.6
Goodwill	5,024.3	5,023.5	5,022.9
Favorable lease rights, net of accumulated amortization of $224.7, $159.3 and $135.4, respectively	398.0	468.6	493.8
Tradename intangible asset	3,100.0	3,100.0	3,100.0
Other intangible assets, net	4.9	5.1	5.2
Other assets	42.9	41.6	42.8
Total assets	$15,730.2	$15,701.6	$16,195.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$165.9	$152.1	$145.8
Accounts payable	1,181.3	1,119.6	1,266.4
Other current liabilities	692.7	744.2	722.0
Income taxes payable	—	90.0	—
Total current liabilities	2,039.9	2,105.9	2,134.2
Long-term debt, net, excluding current portion	5,557.0	6,169.7	6,938.0
Unfavorable lease rights, net of accumulated amortization of $57.0, $39.6 and $33.4, respectively	105.7	124.0	130.2
Deferred tax liabilities, net	1,472.4	1,458.9	1,495.5
Income taxes payable, long-term	45.1	71.2	72.3
Other liabilities	393.6	382.4	377.1
Total liabilities	9,613.7	10,312.1	11,147.3
Commitments and contingencies
Shareholders' equity	6,116.5	5,389.5	5,047.7
Total liabilities and shareholders' equity	$15,730.2	$15,701.6	$16,195.0

Common shares outstanding	237.1	236.1	236.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 28,	October 29,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$674.2	$574.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	454.6	481.8
Provision for deferred taxes	15.8	(91.1)
Amortization of debt discount and debt-issuance costs	12.0	39.5
Receivable impairment	53.5	—
Other non-cash adjustments to net income	61.6	58.6
Changes in operating assets and liabilities	(679.1)	(407.9)
Net cash provided by operating activities	592.6	655.3
Cash flows from investing activities:
Capital expenditures	(449.4)	(451.5)
Purchase of restricted investments	—	(36.1)
Proceeds from sale of restricted and unrestricted investments	4.0	118.1
Proceeds from (payments for) fixed asset disposition	(0.1)	1.2
Net cash used in investing activities	(445.5)	(368.3)
Cash flows from financing activities:
Principal payments for long-term debt	(610.8)	(3,258.5)
Proceeds from long-term debt, net of discount	—	2,962.5
Debt-issuance costs	—	(6.1)
Repayments of revolving credit facility	—	(140.0)
Proceeds from revolving credit facility	—	140.0
Proceeds from stock issued pursuant to stock-based compensation plans	24.4	33.3
Cash paid for taxes on exercises/vesting of stock-based compensation	(27.2)	(21.2)
Net cash used in financing activities	(613.6)	(290.0)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.7
Net decrease in cash and cash equivalents	(466.3)	(2.3)
Cash and cash equivalents at beginning of period	866.4	736.1
Cash and cash equivalents at end of period	$400.1	$733.8
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$261.3	$302.8
Income taxes	$454.6	$399.1
Non-cash transactions:
Accrued capital expenditures	$53.5	$71.5
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 28, 2017 contained in the Company's Annual Report on Form 10-K filed March 28, 2017. The results of operations for the 13 and 39 weeks ended October 28, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2018.
In the Company's opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of October 28, 2017 and October 29, 2016 and the results of its operations and cash flows for the periods presented. The January 28, 2017 balance sheet information was derived from the audited consolidated financial statements as of that date.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update will replace existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB deferred the effective date of the new standard to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date for public business entities (interim and annual reporting periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company will adopt the standard in the first quarter of fiscal 2018 with a cumulative adjustment to retained earnings and does not expect the adoption of the standard to have a material impact on its consolidated financial statements.
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
2. LONG-TERM DEBT
Acquisition Notes
The Company's $750.0 million aggregate principal amount of 5.25% senior notes due 2020 (the "2020 Notes") and $2.5 billion aggregate principal amount of 5.75% senior notes due 2023 (the "2023 Notes," and together with the 2020 Notes, the "Acquisition Notes") were issued pursuant to indentures, which contain covenants that, among other things, limit the ability of the Company to declare or pay dividends. The restriction in the indentures on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the indentures, no greater than 3.50 to 1.00. As of October 28, 2017, the Company's consolidated total net leverage ratio, as defined in the indentures, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the indentures do not restrict the ability of the Company to pay dividends.
Credit Facility and Term Loans
The Company's New Senior Secured Credit Facilities, consisting of its $1.25 billion revolving credit facility and term loan facilities, contain covenants that, among other things, limit the ability of the Company to declare or pay dividends. The restriction in the New Senior Secured Credit Facilities on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of October 28, 2017, the Company's consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict the ability of the Company to pay dividends.
During the second quarter ended July 29, 2017, the Company prepaid $500.0 million of the $2.2 billion remaining outstanding under its Term Loan A-1.
Debt Covenants
As of October 28, 2017, the Company was in compliance with its debt covenants.
3. INCOME TAXES
The Company's effective tax rate was 32.4% for the 13 weeks ended October 28, 2017 compared with 25.5% for the 13 weeks ended October 29, 2016 and 33.4% for the 39 weeks ended October 28, 2017 compared with 30.9% for the 39 weeks ended October 29, 2016.
The tax rate for the 13 weeks ended October 28, 2017 includes the effect of a reduction of $5.6 million in the reserve for uncertain tax positions resulting from statute expirations, the reduction of interest accrued on method changes, a decrease in the state tax rate and an increase in work opportunity tax credits in relation to income. The tax rate for the 13 weeks ended October 29, 2016 includes the effect of a reduction in the corporate income tax rate in the state of North Carolina from 4% to 3% for tax years beginning on or after January 1, 2017. This change in North Carolina’s statutory rate significantly decreased the deferred tax liability related to the trade name intangible asset and resulted in an approximate $21.4 million decrease in tax expense in the 13 weeks ended October 29, 2016.
The tax rate for the 39 weeks ended October 28, 2017 includes the effect of a reduction of $5.6 million in the reserve for uncertain tax positions resulting from statute expirations, the reduction of interest accrued on method changes and the effect of a reduction in the statutory rate for North Carolina which resulted in a decrease in the deferred tax liability related to the trade name intangible asset and a $9.9 million decrease in tax expense. The 2016 tax rate includes a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes in the quarter ended April 30, 2016 and the $21.4 million decrease in tax expense resulting from the reduction in the corporate income tax rate in the state of North Carolina.
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

In April 2015, a former store manager filed a class action in California federal court alleging, among other things, that the Company failed to make wage statements readily available to employees who did not receive paper checks. On November 7, 2017, the jury found in favor of the Company. The time for plaintiff to appeal that verdict has not yet run.
In April 2016, the Company was served with a putative class action in Florida state court brought by a former store employee asserting the Company violated the Fair Credit Reporting Act in the way it handled background checks. The plaintiff is seeking statutory damages of $100 to $1,000 per violation for the disclosure form claims.
In June 2017, Dollar Tree and Family Dollar filed suit in chancery court in Delaware against Sycamore Partners and Dollar Express LLC alleging, among other things, fraud, fraudulent transfer, breach of contract, and unjust enrichment. The Company is seeking in excess of $52.0 million for the failure of Dollar Express to pay the Company for goods and services the Company provided to Sycamore’s Dollar Express stores. The Company is also seeking substantial damages for the unauthorized use of its marks. Sycamore and Dollar Express responded in part by denying liability and filing a counterclaim against the Company alleging the Company had successfully engaged in a scheme to put Dollar Express out of business, seeking more than $500 million in damages.
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
In August 2017, 43 current and former employees filed suit against the Company in state court in California alleging improper classification as exempt employees which they allege resulted in, among other things, their failure to receive overtime compensation, rest and meal periods, accurate wage statements, and final pay upon termination of employment. The Company has removed the case to federal court.
In August 2017, a former employee brought suit in California state court on a Private Attorney General Act ("PAGA") representative basis alleging the Company failed to provide him and all other California store associates with suitable seating when they were performing cashier functions.
In November 2017, a current employee filed a PAGA representative action in California state court alleging the Company failed to make wage statements readily available to California store employees who do not receive paper checks.
Several recent lawsuits were filed against Dollar Tree, Family Dollar and their vendors alleging that personal powder products caused cancer. The Company does not believe the products it sold caused the illnesses. The Company believes these lawsuits are insured and it is seeking indemnification from third parties.
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
In April 2017, a former store employee filed a lawsuit in California state court alleging off the clock work primarily for bag checks, failure to pay overtime, failure to provide rest and meal breaks, failure to pay wages timely during and upon termination of employment and failure to provide accurate wage statements. The court granted the Company’s motion to compel arbitration and stayed the case pending the outcome of the arbitration proceedings. Subsequently, the court allowed plaintiff to amend her complaint to include PAGA claims, on behalf of herself and others, which are not subject to arbitration. However, those claims remain stayed pending the outcome of the arbitration proceeding.
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
In the 13 weeks ended April 29, 2017, the Company evaluated the collectability of its divestiture-related receivable. Based on information available, the Company determined that the outstanding balance of $50.9 million was not recoverable and recorded an impairment charge to write down the receivable to zero. An additional $2.6 million was recorded as a receivable and impaired subsequent to the first quarter of 2017. The impairment charges are included in “Receivable impairment” in the accompanying condensed consolidated income statements.
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
The following table sets forth the Company's financial assets and liabilities that are disclosed at fair value on a recurring basis:

(in millions)	October 28, 2017	January 28, 2017	October 29, 2016
Level 1
Short-term investments	$—	$4.0	$4.0
Long-term debt - Secured Senior Notes and Acquisition Notes	3,713.4	3,740.3	3,754.4
Level 2
Long-term debt - term loans	2,230.7	2,828.2	3,617.6

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
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As described in Note 5, the Company recorded receivable impairments totaling $53.5 million in the 39 weeks ended October 28, 2017.
7. NET INCOME PER SHARE
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(in millions, except per share data)	2017	2016	2017	2016
Basic net income per share:
Net income	$239.9	$171.6	$674.2	$574.4
Weighted average number of shares outstanding	236.9	235.8	236.7	235.6
Basic net income per share	$1.01	$0.73	$2.85	$2.44
Diluted net income per share:
Net income	$239.9	$171.6	$674.2	$574.4
Weighted average number of shares outstanding	236.9	235.8	236.7	235.6
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.9	1.1	0.8	1.1
Weighted average number of shares and dilutive potential shares outstanding	237.8	236.9	237.5	236.7
Diluted net income per share	$1.01	$0.72	$2.84	$2.43
For the 13 and 39 weeks ended October 28, 2017, 0.5 million and 0.4 million options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding. For the 13 and 39 weeks ended October 29, 2016, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
8. STOCK-BASED COMPENSATION
The Company's stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees' purchase rights under the Company's Employee Stock Purchase Plan. Stock-based compensation expense was $11.7 million and $51.8 million during the 13 and 39 weeks ended October 28, 2017, respectively. Stock-based compensation expense was $11.4 million and $48.7 million during the 13 and 39 weeks ended October 29, 2016, respectively.
The Company granted approximately 0.5 million service-based RSUs from the Omnibus Incentive Plan (Omnibus Plan) to employees and officers in the 39 weeks ended October 28, 2017. The estimated $42.5 million fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company's closing stock price on the date of grant. The Company recognized $3.2 million and $12.6 million of expense related to these RSUs during the 13 and 39 weeks ended October 28, 2017, respectively.
In the 39 weeks ended October 28, 2017, the Company granted 0.2 million RSUs with a fair value of $18.4 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in fiscal 2017. If the Company meets these performance targets in fiscal 2017, the RSUs will vest ratably over three years. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.5 million and $11.9 million of expense related to these RSUs in the 13 and 39 weeks ended October 28, 2017, respectively.

In the 39 weeks ended October 28, 2017, the Company granted RSUs with a fair value of $4.6 million from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets for the period beginning on January 29, 2017 and ending on February 1, 2020. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period, or shorter periods based on the retirement eligibility of certain grantees. The Company recognized $0.5 million and $2.4 million of expense related to these RSUs in the 13 and 39 weeks ended October 28, 2017, respectively.
The Company recognized $5.7 million and $20.3 million of expense related to RSUs granted prior to fiscal 2017 in the 13 and 39 weeks ended October 28, 2017, respectively. For the 13 and 39 weeks ended October 29, 2016, the Company recognized $11.0 million and $47.4 million, respectively, of expense related to RSUs granted in fiscal 2016 and prior.
The Company recognized $0.3 million and $1.0 million of expense related to options granted prior to fiscal 2017 in the 13 and 39 weeks ended October 28, 2017, respectively.
In the 39 weeks ended October 28, 2017, approximately 0.9 million RSUs vested and approximately 0.5 million shares, net of taxes, were issued. During the 39 weeks ended October 29, 2016, approximately 0.6 million RSUs vested and approximately 0.4 million shares, net of taxes, were issued. In the 13 weeks ended October 28, 2017, 0.1 million RSUs vested and less than 0.1 million shares, net of taxes, were issued. Less than 0.1 million RSUs vested in the 13 weeks ended October 29, 2016.
In connection with the Family Dollar acquisition, the Company converted approximately 1.5 million Family Dollar vested and unvested options into equivalent options to purchase Dollar Tree Common Stock at the date of the acquisition and recognized $0.4 million and $1.1 million of expense related to these options during the 13 and 39 weeks ended October 28, 2017, respectively. The Company recognized $1.1 million and $2.1 million of expense related to these options during the 13 and 39 weeks ended October 29, 2016, respectively. Stock options are valued using the Black-Scholes option-pricing model and compensation cost is recognized on a straight-line basis over the requisite service period.
9. SEGMENTS
The Company operates a chain of more than 14,700 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
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
The Company measures the results of its segments using, among other measures, each segment's net sales, gross profit and operating income. The Company may revise the measurement of each segment's operating income, including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances would be reclassified to be comparable to the current period's presentation.
Net sales by segment are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(in millions)	2017	2016	2017	2016
Net sales:
Dollar Tree	$2,685.0	$2,466.9	$7,843.6	$7,238.9
Family Dollar	2,631.6	2,534.7	8,041.3	7,844.8
Total net sales	$5,316.6	$5,001.6	$15,884.9	$15,083.7

Gross profit by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(in millions)	2017	2016	2017	2016
Gross profit:
Dollar Tree	$942.6	$857.3	$2,735.0	$2,496.2
Family Dollar	723.4	663.2	2,185.9	2,091.2
Total gross profit	$1,666.0	$1,520.5	$4,920.9	$4,587.4
Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(in millions)	2017	2016	2017	2016
Depreciation and amortization expense:
Dollar Tree	$62.5	$61.3	$186.8	$178.1
Family Dollar	86.9	96.5	268.0	304.2
Total depreciation and amortization expense	$149.4	$157.8	$454.8	$482.3
Operating income by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(in millions)	2017	2016	2017	2016
Operating income:
Dollar Tree	$317.3	$286.0	$921.9	$829.2
Family Dollar	107.9	56.4	311.6	289.1
Total operating income	$425.2	$342.4	$1,233.5	$1,118.3
Total assets by segment are as follows:

	As of
	October 28,	January 28,	October 29,
(in millions)	2017	2017	2016
Total assets:
Dollar Tree	$3,665.8	$3,705.5	$3,932.2
Family Dollar	12,064.4	11,996.1	12,262.8
Total assets	$15,730.2	$15,701.6	$16,195.0

Total goodwill by segment is as follows:

	As of
	October 28,	January 28,	October 29,
(in millions)	2017	2017	2016
Total goodwill:
Dollar Tree	$346.2	$345.4	$340.1
Family Dollar	4,678.1	4,678.1	4,682.8
Total goodwill	$5,024.3	$5,023.5	$5,022.9
Goodwill is reassigned between segments when stores are rebannered between segments. There were no stores rebannered between segments in the 39 weeks ended October 28, 2017. In the 39 weeks ended October 29, 2016, the Company reassigned $55.3 million of goodwill from Family Dollar to Dollar Tree as a result of rebannering.
10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
At October 28, 2017, the Company had outstanding $750.0 million principal amount of 5.25% Acquisition Notes due March 1, 2020 and $2,500.0 million principal amount of 5.75% Acquisition Notes due March 1, 2023, which are unsecured obligations of the Company and are also fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries. All of the subsidiaries, guarantor and non-guarantor, are 100% owned by the parent. Supplemental condensed consolidated financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups. The Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms on August 1, 2016.

Condensed Consolidating Statements of Comprehensive Income

	13 Weeks Ended October 28, 2017
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$5,275.8	$77.9	$(37.1)	$5,316.6
Cost of sales	—	3,626.0	43.3	(18.7)	3,650.6
Gross profit	—	1,649.8	34.6	(18.4)	1,666.0
Selling, general and administrative expenses	1.4	1,224.8	33.1	(18.5)	1,240.8
Operating income (loss)	(1.4)	425.0	1.5	0.1	425.2
Interest expense (income), net	55.0	16.6	(1.9)	—	69.7
Other expense, net	—	0.1	0.2	0.1	0.4
Income (loss) before income taxes	(56.4)	408.3	3.2	—	355.1
Income tax expense (benefit)	(36.7)	151.0	0.9	—	115.2
Equity in earnings of subsidiaries	(259.6)	(1.8)	—	261.4	—
Net income	239.9	259.1	2.3	(261.4)	239.9
Other comprehensive loss	(2.7)	(0.8)	(2.8)	3.6	(2.7)
Comprehensive income (loss)	$237.2	$258.3	$(0.5)	$(257.8)	$237.2

	13 Weeks Ended October 29, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$4,931.4	$223.3	$(153.1)	$5,001.6
Cost of sales	—	3,427.3	153.2	(99.4)	3,481.1
Gross profit	—	1,504.1	70.1	(53.7)	1,520.5
Selling, general and administrative expenses	2.0	1,160.2	65.2	(49.3)	1,178.1
Operating income (loss)	(2.0)	343.9	4.9	(4.4)	342.4
Interest expense (income), net	96.9	17.2	(1.9)	(0.1)	112.1
Other (income) expense, net	4.6	(0.2)	0.3	(4.6)	0.1
Income (loss) before income taxes	(103.5)	326.9	6.5	0.3	230.2
Income tax expense (benefit)	(53.1)	111.0	0.8	(0.1)	58.6
Equity in earnings of subsidiaries	(222.0)	(2.7)	—	224.7	—
Net income	171.6	218.6	5.7	(224.3)	171.6
Other comprehensive loss	(2.4)	(0.7)	(2.5)	3.2	(2.4)
Comprehensive income	$169.2	$217.9	$3.2	$(221.1)	$169.2

Condensed Consolidating Statements of Comprehensive Income (Continued)

	39 Weeks Ended October 28, 2017
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$15,760.3	$220.2	$(95.6)	$15,884.9
Cost of sales	—	10,881.4	123.6	(41.0)	10,964.0
Gross profit	—	4,878.9	96.6	(54.6)	4,920.9
Selling, general and administrative expenses	4.8	3,649.9	87.3	(54.6)	3,687.4
Operating income (loss)	(4.8)	1,229.0	9.3	—	1,233.5
Interest expense (income), net	171.4	54.6	(5.8)	—	220.2
Other (income) expense, net	(0.1)	0.2	0.7	—	0.8
Income (loss) before income taxes	(176.1)	1,174.2	14.4	—	1,012.5
Income tax expense (benefit)	(85.6)	417.7	6.2	—	338.3
Equity in earnings of subsidiaries	(764.7)	(10.3)	—	775.0	—
Net income	674.2	766.8	8.2	(775.0)	674.2
Other comprehensive income	2.3	0.7	2.3	(3.0)	2.3
Comprehensive income	$676.5	$767.5	$10.5	$(778.0)	$676.5

	39 Weeks Ended October 29, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$14,916.6	$638.4	$(471.3)	$15,083.7
Cost of sales	—	10,385.9	524.0	(413.6)	10,496.3
Gross profit	—	4,530.7	114.4	(57.7)	4,587.4
Selling, general and administrative expenses	5.9	3,423.3	96.0	(56.1)	3,469.1
Operating income (loss)	(5.9)	1,107.4	18.4	(1.6)	1,118.3
Interest expense (income), net	242.5	50.0	(5.7)	(0.1)	286.7
Other (income) expense, net	1.5	(0.5)	0.5	(1.6)	(0.1)
Income (loss) before income taxes	(249.9)	1,057.9	23.6	0.1	831.7
Income tax expense (benefit)	(117.2)	369.9	4.6	—	257.3
Equity in earnings of subsidiaries	(707.1)	(11.5)	—	718.6	—
Net income	574.4	699.5	19.0	(718.5)	574.4
Other comprehensive income	4.2	1.3	4.2	(5.5)	4.2
Comprehensive income	$578.6	$700.8	$23.2	$(724.0)	$578.6

Condensed Consolidating Balance Sheets

	October 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$86.9	$188.0	$125.2	$—	$400.1
Merchandise inventories, net	—	3,350.6	48.9	(1.7)	3,397.8
Current deferred tax assets, net	—	(10.5)	10.5	—	—
Due from intercompany, net	135.2	580.0	4.8	(720.0)	—
Other current assets	9.2	163.6	1.6	0.3	174.7
Total current assets	231.3	4,271.7	191.0	(721.4)	3,972.6
Property, plant and equipment, net	—	3,152.7	26.2	—	3,178.9
Assets available for sale	—	8.6	—	—	8.6
Goodwill	—	4,993.1	31.2	—	5,024.3
Favorable lease rights, net	—	398.0	—	—	398.0
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	4.9	—	—	4.9
Investment in subsidiaries	8,771.8	103.5	—	(8,875.3)	—
Intercompany note receivable	1,801.4	—	188.8	(1,990.2)	—
Due from intercompany, net	1,244.5	—	—	(1,244.5)	—
Other assets	—	42.9	3.1	(3.1)	42.9
Total assets	$12,049.0	$16,075.4	$440.3	$(12,834.5)	$15,730.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$165.9	$—	$—	$—	$165.9
Accounts payable	—	1,170.7	12.0	(1.4)	1,181.3
Due to intercompany, net	593.6	104.7	21.7	(720.0)	—
Other current liabilities	(0.8)	484.5	209.0		692.7
Income taxes payable	(69.7)	68.1	1.6	—	—
Total current liabilities	689.0	1,828.0	244.3	(721.4)	2,039.9
Long-term debt, net, excluding current portion	5,241.4	315.6	—	—	5,557.0
Unfavorable lease rights, net	—	105.7	—	—	105.7
Deferred tax liabilities, net	1.8	1,470.6	—	—	1,472.4
Income taxes payable, long-term	—	45.1	—	—	45.1
Due to intercompany, net	—	1,244.5	—	(1,244.5)	—
Intercompany note payable	—	1,990.2	—	(1,990.2)	—
Other liabilities	0.3	388.3	8.1	(3.1)	393.6
Total liabilities	5,932.5	7,388.0	252.4	(3,959.2)	9,613.7
Shareholders' equity	6,116.5	8,687.4	187.9	(8,875.3)	6,116.5
Total liabilities and equity	$12,049.0	$16,075.4	$440.3	$(12,834.5)	$15,730.2

Condensed Consolidating Balance Sheets (Continued)

	January 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$562.4	$139.2	$164.8	$—	$866.4
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,826.3	41.2	(1.7)	2,865.8
Current deferred tax assets, net	—	(9.3)	9.3	—	—
Due from intercompany, net	58.7	1,041.5	42.8	(1,143.0)	—
Other current assets	0.5	198.7	2.3	0.3	201.8
Total current assets	621.6	4,196.4	264.4	(1,144.4)	3,938.0
Property, plant and equipment, net	—	3,085.3	30.5	—	3,115.8
Assets available for sale	—	9.0	—	—	9.0
Goodwill	—	4,993.1	30.4	—	5,023.5
Favorable lease rights, net	—	468.6	—	—	468.6
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.1	—	—	5.1
Investment in subsidiaries	8,640.1	106.6	—	(8,746.7)	—
Intercompany note receivable	1,926.4	—	188.8	(2,115.2)	—
Due from intercompany, net	1,243.8	—	—	(1,243.8)	—
Other assets	—	41.3	3.3	(3.0)	41.6
Total assets	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$152.1	$—	$—	$—	$152.1
Accounts payable	—	1,105.9	14.7	(1.0)	1,119.6
Due to intercompany, net	969.6	121.5	51.9	(1,143.0)	—
Other current liabilities	66.4	470.5	207.3	—	744.2
Income taxes payable	(1.9)	91.0	0.9	—	90.0
Total current liabilities	1,186.2	1,788.9	274.8	(1,144.0)	2,105.9
Long-term debt, net, excluding current portion	5,853.9	315.8	—	—	6,169.7
Unfavorable lease rights, net	—	124.0	—	—	124.0
Deferred tax liabilities, net	2.0	1,456.9	—	—	1,458.9
Income taxes payable, long-term	—	71.2	—	—	71.2
Due to intercompany, net	—	1,243.8	—	(1,243.8)	—
Intercompany note payable	—	2,115.2	—	(2,115.2)	—
Other liabilities	0.3	377.5	8.0	(3.4)	382.4
Total liabilities	7,042.4	7,493.3	282.8	(4,506.4)	10,312.1
Shareholders' equity	5,389.5	8,512.1	234.6	(8,746.7)	5,389.5
Total liabilities and equity	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6

Condensed Consolidating Balance Sheets (Continued)

	October 29, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$930.4	$129.0	$(325.6)	$733.8
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	3,222.3	47.4	4.2	3,273.9
Current deferred tax assets, net	—	(10.6)	10.6	—	—
Due from intercompany, net	67.9	674.9	116.7	(859.5)	—
Other current assets	117.3	209.3	5.7	(1.6)	330.7
Total current assets	185.2	5,026.3	313.4	(1,182.5)	4,342.4
Property, plant and equipment, net	—	3,143.5	32.8	—	3,176.3
Assets available for sale	—	11.6	—	—	11.6
Goodwill	—	4,993.1	29.8	—	5,022.9
Favorable lease rights, net	—	493.8	—	—	493.8
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.2	—	—	5.2
Investment in subsidiaries	9,107.7	102.1	—	(9,209.8)	—
Intercompany note receivable	1,526.4	—	188.8	(1,715.2)	—
Due from intercompany, net	1,699.1	—	—	(1,699.1)	—
Other assets	—	42.4	4.0	(3.6)	42.8
Total assets	$12,518.4	$16,918.0	$568.8	$(13,810.2)	$16,195.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$145.8	$—	$—	$—	$145.8
Accounts payable	325.7	1,211.7	52.1	(323.1)	1,266.4
Due to intercompany, net	343.2	451.7	64.6	(859.5)	—
Other current liabilities	28.8	485.6	207.6	—	722.0
Income taxes payable	3.5	(9.0)	5.5	—	—
Total current liabilities	847.0	2,140.0	329.8	(1,182.6)	2,134.2
Long-term debt, net, excluding current portion	6,621.7	316.3	—	—	6,938.0
Unfavorable lease rights, net	—	130.2	—	—	130.2
Deferred tax liabilities, net	1.9	1,493.6	—	—	1,495.5
Income taxes payable, long-term	—	72.3	—	—	72.3
Due to intercompany, net	—	1,699.1	—	(1,699.1)	—
Intercompany note payable	—	1,715.2	—	(1,715.2)	—
Other liabilities	0.1	372.3	8.2	(3.5)	377.1
Total liabilities	7,470.7	7,939.0	338.0	(4,600.4)	11,147.3
Shareholders' equity	5,047.7	8,979.0	230.8	(9,209.8)	5,047.7
Total liabilities and equity	$12,518.4	$16,918.0	$568.8	$(13,810.2)	$16,195.0

Condensed Consolidating Statements of Cash Flows

	39 Weeks Ended October 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$138.1	$1,108.2	$14.1	$(667.8)	$592.6
Cash flows from investing activities:
Capital expenditures	—	(448.5)	(0.9)	—	(449.4)
Proceeds from sale of restricted and unrestricted investments	—	—	4.0	—	4.0
Other	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) investing activities	—	(448.6)	3.1	—	(445.5)
Cash flows from financing activities:
Principal payments for long-term debt	(610.8)	—	—	—	(610.8)
Dividends paid	—	(610.8)	(57.0)	667.8	—
Proceeds from stock issued pursuant to stock-based compensation plans	24.4	—	—	—	24.4
Cash paid for taxes on exercises/vesting of stock-based compensation	(27.2)	—	—	—	(27.2)
Net cash used in financing activities	(613.6)	(610.8)	(57.0)	667.8	(613.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net (decrease) increase in cash and cash equivalents	(475.5)	48.8	(39.6)	—	(466.3)
Cash and cash equivalents at beginning of period	562.4	139.2	164.8	—	866.4
Cash and cash equivalents at end of period	$86.9	$188.0	$125.2	$—	$400.1

Condensed Consolidating Statements of Cash Flows (continued)

	39 Weeks Ended October 29, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$290.0	$660.5	$36.1	$(331.3)	$655.3
Cash flows from investing activities:
Capital expenditures	—	(450.2)	(1.3)	—	(451.5)
Purchase of restricted investments	—	(36.1)	—	—	(36.1)
Proceeds from sale of restricted investments	—	118.1	—	—	118.1
Other	—	1.2	—	—	1.2
Net cash used in investing activities	—	(367.0)	(1.3)	—	(368.3)
Cash flows from financing activities:
Principal payments for long-term debt	(3,258.5)	—	—	—	(3,258.5)
Proceeds from long-term debt, net of discount	2,962.5	—	—	—	2,962.5
Repayments of revolving credit facility	(140.0)	—	—	—	(140.0)
Proceeds from revolving credit facility	140.0	—	—	—	140.0
Dividends paid	—	—	(23.0)	23.0	—
Proceeds from stock issued pursuant to stock-based compensation plans	33.3	—	—	—	33.3
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.2)	—	—	—	(21.2)
Other	(6.1)	—	—	—	(6.1)
Net cash used in financing activities	(290.0)	—	(23.0)	23.0	(290.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Net (decrease) increase in cash and cash equivalents	—	293.5	12.5	(308.3)	(2.3)
Cash and cash equivalents at beginning of period	—	636.9	116.5	(17.3)	736.1
Cash and cash equivalents at end of period	$—	$930.4	$129.0	$(325.6)	$733.8
11. SUBSEQUENT EVENTS
In 2012, the Company entered into a promissory note with the state of Connecticut under which the state loaned the Company $7.0 million in connection with the Company’s acquisition, construction and installation of land, building, machinery and equipment for the Company’s distribution facility in Windsor, Connecticut. Under this agreement, if certain performance targets were met, the loan and related interest would be forgiven. Subsequent to October 28, 2017, the Company received notice from the state of Connecticut that the performance targets have been met and the loan has been forgiven. To reflect the loan being forgiven, the Company will record a $7.4 million non-operating gain in "Other (income) expense, net" in the Company’s Consolidated Income Statement in the fourth quarter of 2017.

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

•
Litigation may adversely affect our business, financial condition and results of operations. For example, litigation is subject to significant risks and we cannot assure you of the outcome of any litigation including the litigation with Dollar Express and Sycamore Partners. For a discussion of current legal proceedings, see "Note 4. Legal Proceedings," included in "Part I. Financial Information, Item 1. Financial Statements" of this Form 10-Q.

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
Overview
We are a leading operator of more than 14,700 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new banner. Both our Dollar Tree stores and our acquired Family Dollar stores are included in the comparable store net sales calculations for the 13 and 39 weeks ended October 28, 2017.
At October 28, 2017, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 39 weeks ended October 28, 2017 and October 29, 2016 is as follows:

	39 Weeks Ended
	October 28, 2017			October 29, 2016
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	6,360	7,974	14,334	5,954	7,897	13,851
New stores	264	202	466	312	168	480
Rebannered stores	—	—	—	83	(84)	(1)
Closings	(20)	(36)	(56)	(29)	(17)	(46)
Ending	6,604	8,140	14,744	6,320	7,964	14,284
Relocations	78	27	105	58	99	157

Selling Square Feet (in millions):
Beginning	54.7	57.7	112.4	51.3	57.1	108.4
New stores	2.2	1.4	3.6	2.5	1.2	3.7
Rebannered stores	—	—	—	0.6	(0.6)	—
Closings	(0.2)	(0.2)	(0.4)	(0.1)	(0.2)	(0.3)
Relocations	0.2	—	0.2	0.1	0.1	0.2
Ending	56.9	58.9	115.8	54.4	57.6	112.0
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened during the 39 weeks ended October 28, 2017 was approximately 8,170 selling square feet for the Dollar Tree segment and 7,120 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.
For the 13 weeks ended October 28, 2017, comparable store net sales increased 3.2% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store net sales in Canada using the prior year third quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of currency, comparable store net sales increased 3.3% due to increased customer count and average ticket. On a constant currency basis, comparable store net sales increased 5.0% in the Dollar Tree segment and increased 1.5% in the Family Dollar segment for the 13 weeks ended October 28, 2017. Comparable store net sales in the Dollar Tree segment increased 5.2% when adjusted for the impact of Canadian currency fluctuations. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in the 13 weeks ended October 28, 2017, and we continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores. At October 28, 2017, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 5,135 stores compared to 4,710 stores at October 29, 2016. We believe that this has and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
We believe our initiatives at Family Dollar are positively affecting the comparable store net sales performance. Among these is a store renovation initiative. During the 13 weeks ended October 28, 2017, we completed approximately 190 Family Dollar renovations. These renovations have focused on creating an exciting and more productive Family Dollar shopping experience. Renovations bring some of the oldest stores to our brand standard, including, more productive end-caps, highlighting more relevant and prominent seasonal offerings, assortment expansions in beverage and snacks, hair care, and food in coolers and freezers. Category adjacencies and updating our front-end checkout are also part of the renovation program. We are making a number of improvements to the conditions of our stores to provide our customers with a consistent and improved shopping experience. In addition, we have focused on re-branding our private brand labels in our stores. These private brands are being developed to provide national brand comparable quality and great values for our customers, as part of our Compare and Save marketing program.
In the first quarter of 2017, we evaluated the collectability of the divestiture-related receivable from Dollar Express. Based on information available, we determined that the outstanding balance of $50.9 million was not recoverable and recorded an impairment charge to write down the receivable to zero. Subsequent to the first quarter, an additional $2.6 million was recorded as a receivable and impaired. The $53.5 million in impairment charges for the 39 weeks ended October 28, 2017 is recorded as “Receivable impairment” in the accompanying condensed consolidated income statements. We plan to take all appropriate actions to enforce the Company's rights and we do not expect any additional amounts to become impaired.
Results of Operations
13 Weeks Ended October 28, 2017 Compared to the 13 Weeks Ended October 29, 2016
Net Sales. Net sales increased $315.0 million, or 6.3%, compared with last year's third quarter, resulting from sales in new Dollar Tree and Family Dollar stores and increased comparable store net sales. Comparable store net sales increased 3.2% on a constant currency basis as a result of increases in average ticket and customer count. On a constant currency basis, comparable store net sales increased 5.0% in the Dollar Tree segment and increased 1.5% in the Family Dollar segment for the 13 weeks ended October 28, 2017. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $145.5 million or 9.6%, to $1,666.0 million in the third quarter of 2017 compared to $1,520.5 million in the third quarter of 2016. Gross profit margin increased to 31.3% in the current quarter from 30.4% in the same quarter last year. Our gross profit margin improvement was the result of lower merchandise costs, markdowns and occupancy costs as a percentage of sales in the current quarter.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,240.8 million in the third quarter of 2017 from $1,178.1 million in the same quarter last year, an increase of $62.7 million or 5.3%. As a percentage of sales, selling, general and administrative expenses decreased to 23.3% in the third quarter of 2017 from 23.6% in the same quarter last year. The decrease is the result of the net of the following:
•lower depreciation costs;

•	lower store operating costs resulting primarily from lower utility costs as a percentage of sales;

•	higher operating and corporate expenses resulting from higher advertising and store supplies costs and increased legal fees; and,

•	higher payroll costs resulting from higher incentive compensation expense and store hourly wages, partially offset by lower health insurance costs.

Operating Income. Operating income for the current quarter increased to $425.2 million compared with $342.4 million in the same period last year and operating income margin increased to 8.0% in the current quarter from 6.8% in last year's quarter.
Interest expense, net. Interest expense, net was $69.7 million in the third quarter of 2017 compared to $112.1 million in the prior year quarter. The decrease is due to lower debt outstanding in the current quarter as a result of $990.1 million in prepayments in the third and fourth quarters of 2016, as well as the $500.0 million prepayment in the second quarter of 2017. Last year's third quarter included accelerated expensing of $26.6 million of amortizable non-cash deferred financing costs and $2.6 million in fees associated with the refinancing of the New Secured Credit agreement.
Income Taxes. Our effective tax rate for the 13 weeks ended October 28, 2017 was 32.4% compared to 25.5% for the 13 weeks ended October 29, 2016. The increase is primarily attributable to a decrease to the statutory rate for North Carolina announced in 2016 which significantly decreased the deferred tax liability related to the trade name intangible asset and resulted in a $21.4 million decrease in tax expense in 2016. The 2017 rate reflects a reduction of approximately $5.6 million in the reserve for uncertain tax positions resulting from statute expirations, the reduction of interest accrued on method changes, a decrease in the state tax rate and an increase in work opportunity tax credits in relation to income.
39 Weeks Ended October 28, 2017 Compared to the 39 Weeks Ended October 29, 2016
Net Sales. Net sales in the 39 weeks ended October 28, 2017 increased $801.2 million, or 5.3%, compared with the same period last year, resulting from sales in new Dollar Tree and Family Dollar stores and increased comparable store net sales. Comparable store net sales increased 1.8% on a constant currency basis due to increased customer count and average ticket. Comparable store net sales also increased 1.8% when adjusted for the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 3.5% in the Dollar Tree segment and increased 0.3% in the Family Dollar segment for the 39 weeks ended October 28, 2017. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $333.5 million or 7.3%, to $4,920.9 million in the 39 weeks ended October 28, 2017 compared to $4,587.4 million for the 39 weeks ended October 29, 2016. Gross profit margin increased to 31.0% in the first nine months of 2017 from 30.4% in the first nine months of 2016. Our gross profit margin improvement was primarily the result of lower merchandise costs as a percentage of sales resulting from improved mark-on in the first nine months of 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,687.4 million in the 39 weeks ended October 28, 2017 from $3,469.1 million in the same period last year, an increase of $218.3 million or 6.3%. As a percentage of sales, selling, general and administrative expenses increased to 23.2% in the 39 weeks ended October 28, 2017 from 23.0% in the same period last year. The increase is the result of the $53.5 million receivable impairment. Excluding the receivable impairment, selling, general and administrative expenses decreased to 22.9% due to the net of the following:

•	lower depreciation costs;

•	lower store operating costs as a percentage of sales;

•	higher operating and corporate expenses primarily due to higher advertising costs; and,

•	higher payroll costs resulting from higher incentive compensation expense and store hourly wages.
Operating Income. Operating income for the 39 weeks ended October 28, 2017 increased to $1,233.5 million compared with $1,118.3 million in the same period last year and operating income margin increased to 7.8% in the first nine months of 2017 from 7.4% in the first nine months of 2016. Excluding the receivable impairment, operating income increased to $1,287.0 million and operating income margin increased to 8.1% as a result of the increased gross profit margin and lower selling, general and administrative expenses as a percentage of sales.
Interest expense, net. Interest expense, net was $220.2 million in the first nine months of 2017 compared to $286.7 million in the first nine months of the prior year. The decrease is due to lower debt outstanding in the current year as a result of $990.1 million in prepayments in the third and fourth quarters of 2016 as well as the $500.0 million prepayment in the second quarter of 2017. The 39 weeks ended October 29, 2016 also includes the expensing of $26.6 million of amortizable non-cash deferred financing costs and $2.6 million in fees associated with the refinancing of the New Secured Credit agreement.
Income Taxes. Our effective tax rate for the 39 weeks ended October 28, 2017 was 33.4% compared to 30.9% for the 39 weeks ended October 29, 2016. The increase is primarily attributable to a one-time benefit for an election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes in 2016 and a decrease in the statutory rate for North Carolina announced in 2016 which decreased the deferred tax liability related to the trade name intangible asset and resulted in a $21.4 million decrease in tax expense in 2016. In 2017, North Carolina announced a further reduction to the statutory tax rate which resulted in a further decrease in the deferred tax liability related to the trade name intangible asset and a $9.9 million decrease in tax expense. The 2017 rate also includes a reduction of approximately $5.6 million in the reserve for uncertain tax positions resulting from statute expirations and the reduction of interest accrued on method changes.
Segment Information
We operate a chain of more than 14,700 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
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
We measure the results of our segments using, among other measures, each segment's net sales, gross profit and operating income. We may revise the measurement of each segment's operating income, including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances would be reclassified to be comparable to the current period's presentation.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				39 Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,685.0		$2,466.9		$7,843.6		$7,238.9
Gross profit	942.6	35.1%	857.3	34.8%	2,735.0	34.9%	2,496.2	34.5%
Operating income	317.3	11.8%	286.0	11.6%	921.9	11.8%	829.2	11.5%
Net sales for Dollar Tree increased 8.8% and 8.4% for the 13 and 39 weeks ended October 28, 2017, respectively, as compared to the same periods last year. The increases were due to sales from new stores and comparable store net sales increases of 5.0% and 3.5% on a constant currency basis for the 13 and 39 weeks ended October 28, 2017, respectively, resulting from increases in customer count and average ticket.
Gross profit margin for Dollar Tree increased to 35.1% for the 13 weeks ended October 28, 2017 compared to 34.8% for the same period last year. The increase is due to the following:

•	lower merchandise cost, including freight, due primarily to increased sales of higher margin variety items and improved mark-on; and,

•	lower occupancy costs resulting from the leverage from the higher comparable store net sales in the quarter.
Gross profit margin for Dollar Tree for the 39 weeks ended October 28, 2017 increased to 34.9% from 34.5% for the same period last year. The increase is due to the following:

•	lower merchandise cost, including freight, due primarily to improved mark-on and lower freight costs; and,

•	lower shrink expense resulting from improved physical inventory results in the current year.
Operating income margin for Dollar Tree increased to 11.8% for the 13 weeks ended October 28, 2017 as compared to 11.6% for the same period last year. The increase in operating income margin in the 13 weeks ended October 28, 2017 was the result of higher gross profit margin, partially offset by higher selling, general and administrative expenses as a percentage of sales. The increase in selling, general and administrative expense as a percentage of sales is due to the net of the following:

•	higher payroll costs, resulting primarily from higher incentive compensation expense and higher store hourly wages;

•	higher operating and corporate expenses; and,

•	lower depreciation costs and utility costs as a percentage of sales resulting from the leverage from the comparable store net sales increase.
Operating income margin for Dollar Tree increased to 11.8% for the 39 weeks ended October 28, 2017 as compared to 11.5% for the same period last year. The increase in operating income margin in the 39 weeks ended October 28, 2017 was the result of higher gross profit margin, partially offset by higher selling, general and administrative expenses. The increase in selling, general and administrative expense as a percentage of sales is due to the net of the following:

•	higher payroll costs, resulting primarily from higher store hourly wages and higher incentive compensation expense; and,

•	lower depreciation costs and utility costs as a percentage of sales resulting from the leverage from the comparable store net sales increase.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				39 Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,631.6		$2,534.7		$8,041.3		$7,844.8
Gross profit	723.4	27.5%	663.2	26.2%	2,185.9	27.2%	2,091.2	26.7%
Operating income	107.9	4.1%	56.4	2.2%	311.6	3.9%	289.1	3.7%
Net sales for Family Dollar increased $96.9 million or 3.8% and $196.5 million or 2.5% for the 13 and 39 weeks ended October 28, 2017, respectively, compared to the same periods last year. The increases were primarily due to sales from new stores and comparable store net sales increases of 1.5% and 0.3% in the 13 weeks and 39 weeks ended October 28, 2017, respectively. The comparable store net sales increases in the 13 and 39 weeks ended October 28, 2017 were primarily the result of increases in average ticket.
Gross profit increased $60.2 million or 9.1% for the 13 weeks ended October 28, 2017, compared to the same period last year. The gross profit margin for the 13 weeks ended October 28, 2017 increased to 27.5% compared to 26.2% for the same period in the prior year. The increase is due to the following:

•	lower markdown expense resulting from lower promotional markdowns due to the improved sales performance;

•	lower merchandise cost, including freight resulting from higher initial mark-on; and,

•	lower distribution costs.
Gross profit increased $94.7 million or 4.5% for the 39 weeks ended October 28, 2017, compared to the same period last year. The gross profit margin for the 39 weeks ended October 28, 2017 increased to 27.2% compared to 26.7% for the same period in the prior year. The increase is due to the net of the following:
•lower merchandise cost, including freight resulting primarily from higher initial mark-on;

•	lower markdown expense resulting from lower promotional markdowns due to the improved sales performance;

•	higher shrink expense; and,

•	higher store occupancy costs.
Operating income margin for Family Dollar increased to 4.1% for the 13 weeks ended October 28, 2017 as compared to 2.2% for the same period last year. The increase in the 13 weeks ended October 28, 2017 is due to the gross profit increase noted above and decreased selling, general and administrative expenses, as a percentage of sales. Selling, general and administrative expenses decreased to 23.4% as a percentage of sales in the 13 weeks ended October 28, 2017 compared to 24.0% for the same period last year. This decrease as a percentage of sales is due to the net of the following:
•lower depreciation costs;

•	lower payroll-related costs, including workers' compensation and health insurance, partially offset by higher incentive compensation;

•	lower store operating costs, resulting from lower utility costs partially offset by higher repairs and maintenance costs; and,

•	higher operating and corporate expenses resulting from higher advertising and store supply costs and increased legal fees.
Operating income margin for Family Dollar for the 39 weeks ended October 28, 2017 increased to 3.9% compared to 3.7% for the same period last year. Operating income was impacted by the $53.5 million receivable impairment in the 39 weeks ended October 28, 2017. Operating income margin excluding the receivable impairment increased to 4.5% for the 39 weeks ended October 28, 2017 as compared to 3.7% for the same period last year. The increase in the 39 weeks ended October 28, 2017, excluding the receivable impairment, is due to the gross profit margin increase noted above and decreased selling, general and administrative expenses, as a percentage of sales. The decrease in selling, general and administrative expenses as a percentage of sales, excluding the receivable impairment, was due to the net of the following:
•lower depreciation costs;
•lower utility costs;
•lower payroll-related costs; and,

•	higher operating and corporate expenses resulting from higher advertising costs and store supply costs.
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
The following table compares cash-flow related information for the 39 weeks ended October 28, 2017 and October 29, 2016:

	39 Weeks Ended
	October 28,	October 29,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$592.6	$655.3
Investing activities	(445.5)	(368.3)
Financing activities	(613.6)	(290.0)
Net cash provided by operating activities decreased $62.7 million due primarily to an increase in inventory and taxes paid, partially offset by an increase in net income in 2017.
Net cash used in investing activities increased $77.2 million primarily due to net restricted cash proceeds in 2016.
Net cash used in financing activities increased $323.6 million compared with the prior year, primarily due to debt payments, including the $500 million pre-payment of debt in 2017. In the prior year, we refinanced a portion of our debt and debt payments exceeded the proceeds from long-term debt by $296.0 million.
At October 28, 2017, our total borrowings were $5,781.2 million and we had $1,091.8 million available under our revolving credit facility. We also have $330.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $184.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 28, 2017.
During the second quarter of 2017, we prepaid $500.0 million of the $2.2 billion remaining outstanding under our Term Loan A-1.
In 2012, we entered into a promissory note with the state of Connecticut under which the state loaned us $7.0 million in connection with our acquisition, construction and installation of land, building, machinery and equipment for our distribution facility in Windsor, Connecticut. Under this agreement, if certain performance targets were met, the loan and related interest would be forgiven. Subsequent to October 28, 2017, we received notice from the state of Connecticut that the performance targets have been met and the loan has been forgiven. To reflect the loan being forgiven, we will record a $7.4 million non-operating gain in "Other (income) expense, net" in our Consolidated Income Statement in the fourth quarter of 2017.
There were no shares repurchased on the open market during the 39 weeks ended October 28, 2017 and October 29, 2016. As of October 28, 2017, we had $1.0 billion remaining under Board repurchase authorization.
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
Interest Rate Risk
At October 28, 2017, we had $1.6 billion in borrowings subject to interest rate fluctuations, representing approximately 27% of our total debt. Borrowings under the Term Loan A-1 bear interest based on LIBOR plus 1.50% to 2.25%, determined based on our secured net leverage ratio. As of October 28, 2017, Term Loan A-1 bore interest at LIBOR plus 1.75%. A 50 basis point increase in the variable interest rate tied to our secured net leverage ratio would result in an annual increase in interest expense of $7.9 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 28, 2017, the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended October 28, 2017 the Company did not repurchase any shares of common stock on the open market. As of October 28, 2017, we had $1.0 billion remaining under Board repurchase authorization.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.
Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2	Amended Bylaws of Dollar Tree, Inc., effective September 18, 2017	8-K	3.1	9/18/2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended October 28, 2017, formatted in XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

Date:	November 21, 2017	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)