Form 10-K
period 2018-02-03
DOLLAR TREE INC
filed 2018-03-16
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-25464
DOLLAR TREE, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-2018846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Volvo Parkway, Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (757) 321-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ
Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [X]	No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]	No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]
The aggregate market value of common stock held by non-affiliates of the registrant on July 28, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $16,537,291,776, based upon the closing sale price for the registrant's common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 12, 2018, there were 237,335,999 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 21, 2018, which will be filed with the Securities and Exchange Commission not later than June 1, 2018.

DOLLAR TREE, INC.
TABLE OF CONTENTS

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This Annual Report on Form 10-K (this "Form 10-K") contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," "target" or "estimate," "may," "will," "should," "predict," "possible," "potential," "continue," "strategy," and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

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

•
the potential effect of future law changes, including taxes and tariffs, the Fair Labor Standards Act as it relates to the qualification of our managers for exempt status, minimum wage and health care law;

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	our growth plans, including our plans to add, rebanner, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2018 and beyond;

•	the effect on our merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on Dollar Tree's gross profit margin and sales;

•	the effect of the Family Dollar renovation initiative and other initiatives on Family Dollar's sales;

•	the net sales per square foot, net sales and operating income of our stores;

•
the potential effect of inflation or deflation and other general business or economic conditions on our costs and profitability, including the potential effect of future changes in prevailing wage rates and overtime regulations and our plans to address these changes, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs, consumer spending levels, population, employment and job growth and/or losses in our markets;

•	our gross profit margin, earnings, inventory levels and ability to leverage selling, general and administrative and other fixed costs;

•	the effect of recent changes in tax laws;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our distribution centers;

•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements and our ability to service our debt obligations;

•	our expectations regarding competition and growth in our retail sector; and

•	management's estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, valuations for impairment analyses and income taxes.
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to various risks, uncertainties and other factors, including without limitation those described in "Item 1A. Risk Factors" beginning on page 12 of this Form 10-K, as well as "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations" beginning on page 26 of this Form 10-K and elsewhere in this Form 10-K.
Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events, or otherwise.
Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to disclose to them any material, nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report. Futhermore, we have a policy against confirming projections, forecasts or opinions issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
INTRODUCTORY NOTE: Unless otherwise stated, references to "we," "our" and "us" generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to "2018" or "fiscal 2018", "2017" or "fiscal 2017", "2016" or "fiscal 2016", and "2015" or "fiscal 2015", relate to as of or for the years ended February 2, 2019, February 3, 2018, January 28, 2017 and January 30, 2016, respectively.
AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the Securities and Exchange Commission ("SEC").

PART I
Item 1. BUSINESS
Overview
We are a leading operator of discount variety stores. We believe the convenience and value we offer are key factors in growing our base of loyal customers. At February 3, 2018, we operated 14,835 discount variety retail stores. Our stores operate under the names of Dollar Tree, Family Dollar and Dollar Tree Canada.
On July 6, 2015, we completed our purchase of Family Dollar Stores, Inc. and its more than 8,200 stores. This transformational transaction created the largest discount retailer (by store count) in North America. The Dollar Tree and Family Dollar banners have complementary business models. Everything is $1.00 at Dollar Tree while Family Dollar is a neighborhood variety store offering merchandise largely for $10.00 or less. Also, on October 13, 2015, we announced our plans to convert all Deals and Dollar Tree Deals stores to one of our two primary banners, Dollar Tree or Family Dollar. On November 1, 2015, we completed the transaction pursuant to which we divested 330 Family Dollar stores, 325 of which were open at the time of the divestiture, to Dollar Express LLC ("Dollar Express"), a portfolio company of Sycamore Partners, in order to satisfy a condition as required by the Federal Trade Commission in connection with our purchase of Family Dollar.
We operate in two reporting business segments: Dollar Tree and Family Dollar. For discussion of the operating results of our reporting business segments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Segment Information" beginning on page 26 of this Form 10-K and "Note 10 - Segment Reporting" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K.
Dollar Tree
  Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price point of $1.00. The Dollar Tree segment includes 6,650 stores operating under the Dollar Tree and Dollar Tree Canada brands, 11 distribution centers in the United States and two in Canada and a Store Support Center in Chesapeake, Virginia. Our stores predominantly range from 8,000 - 10,000 selling square feet. In our Dollar Tree stores in the United States, we sell all items for $1.00 or less and in our Dollar Tree Canada stores, we sell all items for $1.25(CAD) or less. Our revenue and assets in Canada are not material.
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
The addition of frozen and refrigerated merchandise to more of our Dollar Tree stores has been one of our ongoing initiatives. We believe this initiative helps drive additional transactions and allows us to appeal to a broader demographic mix. We added freezers and coolers to 420 additional stores in 2017. As of February 3, 2018, we have freezers and coolers in approximately 5,205 of our Dollar Tree stores. We plan to install them in 500 new and existing stores by the end of fiscal 2018.
At any point in time, we carry approximately 7,250 items in our stores and as of the end of 2017 approximately 39% of our items are automatically replenished. The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis. Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
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

•	variety merchandise, which includes toys, durable housewares, gifts, stationery, party goods, greeting cards, softlines, and other items; and
•seasonal goods, which includes, among others, Valentine's Day, Easter, Halloween and Christmas merchandise.
The following table displays the percentage of net sales of each major product group for the years ended February 3, 2018 and January 28, 2017:

	February 3,	January 28,
Merchandise Type	2018	2017
Consumable	49.0%	48.9%
Variety	46.3%	46.5%
Seasonal	4.7%	4.6%
Family Dollar
Our Family Dollar segment operates general merchandise discount retail stores providing customers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our store operations under the Family Dollar brand, 11 distribution centers and a Store Support Center in Matthews, North Carolina. Our stores predominantly range from 6,000 - 8,000 selling square feet. In our 8,185 Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value, lower-priced private labels. We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2017, we purchased approximately 16% of our merchandise through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. In addition, approximately 18% of our merchandise is imported directly.
We are currently executing a store renovation initiative at our Family Dollar stores. During fiscal 2017, we completed approximately 375 Family Dollar renovations. These renovations have focused on creating an exciting and more productive Family Dollar shopping experience. Renovations bring some of the oldest stores to our brand standard, including creating more productive end-caps, highlighting more relevant and prominent seasonal offerings, expanding the assortments in beverage and snacks, hair care, and food in coolers and freezers. Category adjacencies and updating our front-end checkout are also part of the renovation program. We are making a number of improvements to the conditions of our stores to provide our customers with a consistent and improved shopping experience. In addition, we have focused on re-branding our private brand labels in our stores. These private brands are being developed to provide national brand comparable quality and great values for our customers, as part of our Compare and Save marketing program. We are adding additional coolers and freezers to facilitate expansion of our product offerings.
While the number of items in a given store can vary based on the store’s size, geographic location, merchandising initiatives and other factors, our typical store generally carries approximately 7,000 basic items alongside items that are ever-changing and seasonally-relevant throughout the year.
The merchandise mix in our Family Dollar stores consists of:
•consumable merchandise, which includes food, tobacco, health and beauty aids, household chemicals, paper products, hardware and automotive supplies, diapers, batteries, and pet food and supplies;
•home products, which includes housewares, home décor, giftware, and domestics, including comforters, sheets and towels;
•apparel and accessories merchandise, which includes clothing, fashion accessories and shoes; and
•seasonal and electronics merchandise, which includes Valentine's Day, Easter, Halloween and Christmas merchandise, personal electronics, including pre-paid cellular phones and services, stationery and school supplies, and toys.

The following table displays the percentage of net sales of each major product group for the years ended February 3, 2018 and January 28, 2017:

	February 3,	January 28,
Merchandise Type	2018	2017
Consumable	75.3%	74.6%
Home products	8.4%	8.7%
Apparel and accessories	6.6%	7.0%
Seasonal and electronics	9.7%	9.7%
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
Deliver significant synergy opportunities through integration of Family Dollar. Our acquisition of Family Dollar has provided us with significant opportunities to achieve meaningful cost synergies. We are executing a detailed integration plan and expect to achieve our target of approximately $300 million of estimated annual run‑rate cost synergies by July 2018. This synergy target does not account for one-time costs to achieve synergies, investments back into the business, integration costs, or cost increases due to inflation, vendor increases, or other factors that are not caused by the business combination. We expect to incur $300 million in one-time costs to achieve these target synergies. Sources of synergies include the following:

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
Our supply chain systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. Targeting our inventory levels has resulted in more efficient distribution and store operations.
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
Growth Strategy
Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions. In the last five years, net sales increased at a compound annual growth rate of 29.8%, including the addition of Family Dollar. We expect that the majority of our future sales growth will come primarily from new store openings in our Dollar Tree and Family Dollar banners and from our store expansion and relocation program.
At February 1, 2014, we operated 4,992 stores in the United States and Canada. At February 3, 2018, we operated 14,610 stores in 48 states and the District of Columbia, as well as 225 stores in Canada. Our selling square footage increased from approximately 43.2 million square feet at February 1, 2014 to 116.6 million square feet at February 3, 2018. Our store growth has resulted from opening new stores and our July 2015 acquisition of more than 8,200 Family Dollar stores.
Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity. We expect to increase the selling square footage in our stores in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2018 and beyond, we plan to predominantly open Dollar Tree stores that are approximately 8,000 - 10,000 selling square feet and Family Dollar stores that are approximately 6,000 - 8,000 selling square feet. We believe these store sizes allow us to achieve our objectives in the markets in which we plan to expand.
In addition to new store openings, we plan to continue our Dollar Tree store expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per selling square foot and changes in market opportunities. Stores targeted for expansion are generally less than 6,000 selling square feet in size. Store expansions generally increase the existing store size by approximately 2,750 selling square feet. At February 3, 2018, approximately 3,686 of our Dollar Tree stores, totaling 64% of our Dollar Tree banner selling square footage, were 8,000 selling square feet or larger.
Since 1995, we have added a total of 695 stores through several mergers and acquisitions, excluding our acquisition of Family Dollar. Historically, our acquisition strategy has been to target companies that have a similar single-price point concept that have shown success in operations or companies that provide a strategic advantage. We evaluate potential acquisition opportunities as they become available. On July 6, 2015, we completed our acquisition of Family Dollar which allowed us to create a diversified company with complementary business models. See "Note 2 - Acquisition" in "Item 8. Financial Statements and Supplementary Data” beginning on page 43 of this Form 10-K.
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
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. In 2017, we began construction on our Warrensburg, Missouri distribution center, which will be 1.0 million square feet and automated, and will serve stores in our Dollar Tree banner. We expect this facility to be operational in the third quarter of 2018. In 2016, we completed our Cherokee County, South Carolina distribution center, which is 1.5 million square feet, automated and serves stores in our Dollar Tree banner. In addition, we expanded our Dollar Tree Stockton, California distribution center to 0.9 million square feet. We believe our distribution center network is currently capable of supporting approximately $26.5 billion in annual sales in the United States. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We also are a party to an agreement which provides distribution services from two facilities in Canada.

Our Dollar Tree stores receive approximately 90% of their inventory from our distribution centers via contract carriers and our Family Dollar stores receive approximately 75% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. Our Family Dollar stores receive approximately 16% of their merchandise from McLane Company, Inc. For more information on our distribution center network, see "Item 2. Properties" beginning on page 18 of this Form 10-K.
Competition
Our segment of the retail industry is fragmented and highly competitive and we expect competition to increase in the future. We operate in the discount retail sector, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation and customer service. Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, discount retailers, drug stores, convenience stores, independently-operated discount stores and a wide variety of other retailers. In addition, several competitors have sections within their stores devoted to "one dollar" price point merchandise, which further increases competition. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located. Our sales and profits could be reduced by increases in competition. There are no significant economic barriers for others to enter our retail sector.
Trademarks
We are the owners of several federal service mark registrations including "Dollar Tree," the "Dollar Tree" logo, and the Dollar Tree logo with a "1." In addition, we own a registration for "Dollar Bill$." We also acquired the rights to use trade names previously owned by Everything's A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the mark "Everything's $1.00." We also own the logo mark for "Everything's $1." With the acquisition of Dollar Giant, we became the owner of several trademarks in Canada. With the acquisition of Family Dollar, we became the owners of the trademarks "Family Dollar," "Family Dollar Stores" and other names and designs of certain merchandise sold in Family Dollar stores. We have federal trademark registrations for a number and variety of private labels that we use to market many of our product lines. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly maintained and renewed, they have a perpetual duration.
Employees
We employed approximately 56,300 full-time and 119,800 part-time associates on February 3, 2018. Part-time associates work an average of less than 30 hours per week. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

Item 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. Any failure to meet market expectations, including our comparable store sales growth rate, earnings and earnings per share or new store openings, could cause the market price of our stock to decline. You should carefully consider the specific risk factors listed below together with all other information included or incorporated in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected.
Our profitability is vulnerable to cost increases.
Future increases in costs such as wage and benefit costs, the cost of merchandise, duties, merchandise loss (due to theft, damage, or errors), shipping rates, freight costs, fuel costs and store occupancy costs would reduce our profitability. Wage rates, labor costs, and inflation are expected to increase in 2018. The minimum wage has increased in certain states and local jurisdictions and is scheduled to increase further in 2018.
In our Dollar Tree segment, we do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer. We are dependent on our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset cost increases. We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can raise the price of merchandise, customers would buy fewer products if prices were to increase. Please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 of this Form 10-K for further discussion of the effect of inflation and other economic factors on our operations.
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
We rely on the availability of imported goods at favorable wholesale prices. Merchandise imported directly accounts for approximately 40% to 42% of our Dollar Tree segment's total retail value purchases and 17% to 19% of our Family Dollar segment's total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. China is the source of a substantial majority of our imports. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:
•an increase in duties, tariffs or other restrictions on trade;
•raw material shortages, work stoppages, strikes and political unrest;
•economic crises and international disputes or conflicts;
•changes in currency exchange rates or policies and local economic conditions, including inflation in the country of origin;
•changes in leadership and the political climate in countries from which we import products; and
•failure of the United States to maintain normal trade relations with China and other countries.
Integrating Family Dollar’s operations with ours may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the Acquisition may not be realized.
The success of the Family Dollar acquisition (the “Acquisition”), including anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses and cultures of the Family Dollar segment into our company. The integration is not yet complete. It is possible that the remaining integration process will take longer than anticipated and could result in the loss of key employees, higher than expected costs or unexpected costs, ongoing diversion of management attention, increased competition, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, vendors and employees. If we experience difficulties with the integration process, the anticipated benefits of the Acquisition may not be realized fully, or may take longer to realize than expected, which could adversely affect our results of operations or business.
Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.
Our growth and performance is dependent on the skills, experience and contributions of our associates, executives and key personnel for both Dollar Tree and Family Dollar. Various factors, including the Acquisition, the integration process, constraints on overall labor availability, wage rates, regulatory or legislative impacts, and benefit costs could impact our ability to attract and retain qualified associates at our stores, distribution centers and corporate offices.
A significant disruption in our computer and technology systems could adversely affect our results of operation or business.
We rely extensively on our computer and technology systems and, in certain cases, those of third-party service providers to manage inventory, process credit card and customer transactions and summarize results. We are continuing to integrate the Dollar Tree and Family Dollar systems. Systems may be subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic or other events. If these systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions and may receive negative publicity, which could adversely affect our results of operation or business.
If we are unable to secure our customers’ credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our results of operation or business.
We have procedures and technology in place to safeguard our customers’ debit and credit card information, our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information. Despite these measures, cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect and we may be vulnerable to, and unable to anticipate, detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. Other sophisticated retailers have recently suffered serious security breaches. If we or any third-party systems we use experience a data security breach, we could be exposed to negative publicity, government enforcement actions, private litigation, or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether. In addition, the unavailability of information systems or failure of these systems or software to perform as anticipated for any reason and any inability to respond to, or recover from, such an event, could disrupt our business, impact our customers and could result in decreased performance, increased overhead costs and increased risk for liability. Any of these factors could have an adverse effect on our results of operation or business.
Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
Existing store sales growth is critical to good operating results and is dependent on a variety of factors including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. Our highest sales periods are during the Christmas and Easter seasons, and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores. A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on March 27, 2016 and April 16, 2017, and will be observed on April 1, 2018.
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
Our gross profit margin could decrease if we increase the proportion of higher cost goods we sell in the future. Imported merchandise is generally lower cost than domestic goods. If duties increase, increasing the cost of imported goods, we may sell less imported goods and our profitability may suffer. In recent years, the percentage of our sales from higher cost consumable products has increased and we can give no assurance that this trend will not continue. As a result, our gross profit margin could decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage. We can give no assurance that we will be able to do so.
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
Our business is subject to the risk of litigation involving employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, governmental investigations, administrative proceedings, regulatory actions or other litigation. Our products could also cause illness or injury, harm our reputation, and subject us to litigation. We are dependent on our vendors to ensure that the products we buy comply with all applicable safety standards. However, product liability, personal injury or other claims may be asserted against us relating to product contamination, product tampering, mislabeling, recall and other safety issues with respect to the products that we sell. We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our vendors, and if we do not have adequate contractual indemnification or insurance available, such product liability or safety claims could adversely affect our business, financial condition and results of operations. Our ability to obtain the benefit of contractual indemnification from foreign vendors may be hindered by our ability to enforce contractual indemnification obligations against such vendors. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.
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
For a discussion of current legal matters, please see "Item 3. Legal Proceedings" beginning on page 21 of this Form 10-K and "Note 5 - Commitments and Contingencies" under the caption "Contingencies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K. Resolution of these matters, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
Pressure from competitors may reduce our sales and profits.
The retail industry is highly competitive. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies, including mobile and online shopping. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. Some of our current or potential competitors have greater financial resources than we do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Please see "Item 1. Business" beginning on page 6 of this Form 10-K for further discussion of the effect of competition on our operations.
A downturn or changes in economic conditions could impact our sales or profitability.
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
Furthermore, factors that could adversely affect consumer disposable income could decrease our customers’ spending on products we sell. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to adverse economic conditions described above as well as increases in fuel or other energy costs and interest rates, lack of available credit, higher tax rates and other changes in tax laws, concerns over government mandated participation in health insurance programs, increasing healthcare costs, and changes in, decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.
Many of the factors identified above that affect disposable income, as well as commodity rates, transportation costs (including the costs of diesel fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, barriers or increased costs associated with international trade and other economic factors also affect our ability to implement our corporate strategy effectively, our cost of goods sold and our selling, general and administrative expenses, and may have other adverse consequences which we are unable to fully anticipate or control, all of which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors.
Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.
Our business is subject to a wide array of laws and regulations. The minimum wage has increased or is scheduled to increase in multiple states, provinces and local jurisdictions. Significant legislative changes in regulations such as the health-care legislation, that impact our relationship with our workforce could increase our expenses and adversely affect our operations. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, worker safety or environmental protection, among others, could cause our expenses to increase or product recalls. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.

The price of our common stock is subject to market and other conditions and may be volatile.
The market price of our common stock may fluctuate significantly in response to a number of factors. These factors, some of which may be beyond our control, include the perceived prospects and actual results of operation of our business; changes in estimates of our results of operation by analysts, investors or us; trading activity by our large shareholders; trading activity by sophisticated algorithms (high-frequency trading); our actual results of operation relative to estimates or expectations; actions or announcements by us or our competitors; litigation and judicial decisions; legislative or regulatory actions or changes; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.
Our substantial indebtedness could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures.
In connection with the Acquisition, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of February 3, 2018, our total indebtedness is $5,732.7 million. In addition, we have $1,250.0 million of additional borrowing availability under our Tranche A Revolving Credit Facility, less amounts outstanding for letters of credit totaling $158.2 million.
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
Certain of our indebtedness, including borrowings under our Tranche A Revolving Credit Facility, is subject to variable rates of interest and exposes us to interest rate risk. Interest rates, while historically low, have recently begun to increase. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income decreases. An increase (decrease) of 1.0% on the interest rate would result in an increase (decrease) of $15.3 million in annual interest expense. Although we may enter into interest rate swaps, involving the exchange of floating- for fixed-rate interest payments, to reduce interest rate volatility, we cannot assure you we will be able to do so.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
Stores
As of February 3, 2018, we operated 14,835 stores in 48 states and the District of Columbia, and five Canadian provinces as detailed below:

United States	Dollar Tree	Family Dollar	Total
Alabama	130	167	297
Arizona	124	164	288
Arkansas	76	115	191
California	574	131	705
Colorado	94	128	222
Connecticut	62	55	117
Delaware	31	29	60
District of Columbia	3	3	6
Florida	486	601	1,087
Georgia	243	397	640
Idaho	36	47	83
Illinois	254	224	478
Indiana	137	211	348
Iowa	54	31	85
Kansas	54	47	101
Kentucky	103	217	320
Louisiana	111	324	435
Maine	38	61	99
Maryland	117	98	215
Massachusetts	121	96	217
Michigan	235	388	623
Minnesota	116	71	187
Mississippi	75	161	236
Missouri	143	116	259
Montana	14	14	28
Nebraska	26	37	63
Nevada	53	53	106
New Hampshire	36	31	67
New Jersey	159	106	265
New Mexico	48	132	180
New York	315	315	630
North Carolina	251	454	705
North Dakota	11	23	34
Ohio	261	476	737
Oklahoma	77	138	215
Oregon	92	—	92
Pennsylvania	297	316	613
Rhode Island	30	28	58
South Carolina	116	241	357
South Dakota	11	30	41
Tennessee	172	228	400
Texas	489	1,062	1,551
Utah	61	59	120
Vermont	11	14	25
Virginia	179	244	423
Washington	122	—	122
West Virginia	46	126	172
Wisconsin	118	145	263
Wyoming	13	31	44
Total	6,425	8,185	14,610

Canada	Dollar Tree
Alberta	38
British Columbia	51
Manitoba	12
Ontario	109
Saskatchewan	15
Total	225
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
In 2017, we began construction on our Warrensburg, Missouri distribution center, which will be 1.0 million square feet and automated, and will serve stores in our Dollar Tree banner. We expect this facility to be operational in the third quarter of 2018.

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

Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems. With the exception of our Ridgefield, Washington Dollar Tree facility and our Matthews, North Carolina Family Dollar facility, each of our distribution centers in the United States also contains automated conveyor and sorting systems.
Distribution services in Canada are provided by a third party from facilities in British Columbia and Ontario.
Store Support Center
Our Dollar Tree Store Support Center is located in an approximately 190,000 square foot building, which we own in Chesapeake, Virginia. We are constructing an expansion to this facility which will add approximately 320,000 square feet of office space and we expect the expansion to be complete in 2018. Our Family Dollar Store Support Center is located in two buildings totaling approximately 310,000 square feet, which we own in Matthews, North Carolina.
We are also developing mixed-use property on the campus of our Dollar Tree Store Support Center.
For more information on financing of our new and expanded stores, distribution centers and the expansion of our Dollar Tree Store Support Center, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Funding Requirements" beginning on page 26 of this Form 10-K.

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
In addition, we are currently defendants in national and state employment-related class and collective actions and litigation concerning injury from products. These proceedings are described in "Note 5 - Commitments and Contingencies" under the caption "Contingencies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K.
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

	High	Low
Fiscal year ended January 28, 2017:
First Quarter	$83.72	$72.52
Second Quarter	97.45	73.02
Third Quarter	99.93	74.36
Fourth Quarter	91.41	72.55
Fiscal year ended February 3, 2018:
First Quarter	$83.21	$72.89
Second Quarter	83.48	65.63
Third Quarter	93.68	71.19
Fourth Quarter	116.65	90.30
On March 12, 2018, the last reported sale price for our common stock, as quoted by Nasdaq, was $94.29 per share. As of March 12, 2018, we had approximately 2,657 shareholders of record.
We did not repurchase any shares of common stock on the open market in fiscal 2017, fiscal 2016 or fiscal 2015. At February 3, 2018, we had $1.0 billion remaining under Board repurchase authorization.
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. Management does not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended February 3, 2018, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on February 2, 2013, and, in each of the foregoing indices on February 2, 2013, and that dividends were reinvested.

Item 6. SELECTED FINANCIAL DATA
The following table presents a summary of our selected financial data for the fiscal years ended February 3, 2018, January 28, 2017, January 30, 2016, January 31, 2015, and February 1, 2014. Fiscal 2017 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected income statement and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and related notes, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial information found elsewhere in this report.
As a result of the acquisition of Family Dollar on July 6, 2015, the income statement data below for the year ended January 30, 2016 includes the results of operations of Family Dollar since that date. In addition, the balance sheet information below includes the Family Dollar assets acquired and liabilities assumed for periods after the July 6, 2015 acquisition date.
Comparable store net sales compares net sales for stores open before December of the year prior to the two years being compared, including expanded stores. Both our Dollar Tree stores and our acquired Family Dollar stores are included in the comparable store net sales calculation for the year ended February 3, 2018. For all prior years, only our Dollar Tree stores are included in the comparable store net sales calculation. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.
As a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, "Net income" and "Diluted net income per share" for the year ended February 3, 2018 increased by $583.7 million and $2.45 per share, respectively.
Amounts in the following tables are in millions, except per share data, number of stores data, net sales per selling square foot data and inventory turns.

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Income Statement Data:
Net sales	$22,245.5	$20,719.2	$15,498.4	$8,602.2	$7,840.3
Gross profit	7,021.9	6,394.7	4,656.7	3,034.0	2,789.8
Selling, general and administrative expenses	5,022.8	4,689.9	3,607.0	1,993.8	1,819.5
Operating income	1,999.1	1,704.8	1,049.7	1,040.2	970.3
Net income	1,714.3	896.2	282.4	599.2	596.7
Margin Data (as a percentage of net sales):
Gross profit	31.6%	30.8%	30.1%	35.3%	35.6%
Selling, general and administrative expenses	22.6%	22.6%	23.3%	23.2%	23.2%
Operating income	9.0%	8.2%	6.8%	12.1%	12.4%
Net income	7.7%	4.3%	1.8%	7.0%	7.6%
Per Share Data:
Diluted net income per share	$7.21	$3.78	$1.26	$2.90	$2.72
Diluted net income per share increase (decrease)	90.7%	200.0%	(56.6)%	6.6%	1.5%

	As of
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$1,097.8	$870.4	$740.1	$864.1	$267.7
Working capital	1,717.2	1,832.1	1,840.5	1,133.0	692.2
Total assets	16,332.8	15,701.6	15,901.2	3,492.7	2,767.7
Total debt, including capital lease obligations	5,732.7	6,391.8	7,465.5	757.0	769.8
Shareholders' equity	7,182.3	5,389.5	4,406.9	1,785.0	1,170.7

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Selected Operating Data:
Number of stores open at end of period	14,835	14,334	13,851	5,367	4,992
Dollar Tree	6,650	6,360	5,954	5,367	4,992
Family Dollar	8,185	7,974	7,897	—	—
Gross square footage at end of period	143.9	138.8	132.1	58.3	54.3
Dollar Tree	71.6	68.5	64.2	58.3	54.3
Family Dollar	72.3	70.3	67.9	—	—
Selling square footage at end of period	116.6	112.4	108.4	46.5	43.2
Dollar Tree	57.3	54.7	51.3	46.5	43.2
Family Dollar	59.3	57.7	57.1	—	—
Selling square footage annual growth(2)	3.7%	3.7%	10.3%	7.4%	6.9%
Net sales annual growth(1)	7.4%	8.6%	8.5%	9.7%	6.0%
Comparable store net sales increase(1)	1.9%	1.8%	2.1%	4.3%	2.4%
Net sales per selling square foot(2)	$194	$188	$191	$192	$187
Net sales per store(2)	$1.5	$1.5	$1.6	$1.7	$1.6
Selected Financial Ratios:
Return on assets(2)	10.7%	5.7%	11.4%	19.1%	21.6%
Return on equity(2)	27.3%	18.3%	31.5%	40.5%	42.1%
Inventory turns(2)	4.4	4.1	4.5	4.4	4.1
(1) Family Dollar was only included in the determination of these items for the year ended February 3, 2018
(2) Family Dollar was only included in the determination of these items for the years ended February 3, 2018 and January 28, 2017

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings, gross margins and costs were in 2017, 2016 and 2015;

•	why those net sales, earnings, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2017 and 2016 and what we expect them to be in 2018; and

•	where funds will come from to pay for future expenditures.
As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K, which present the results of operations for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016. In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2017 compared to fiscal year 2016 and for fiscal year 2016 compared to fiscal year 2015. We also provide information regarding the performance of each of our operating segments. Unless otherwise indicated, references to "we," "our" or "us" refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
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

•	On July 6, 2015, we repaid all amounts outstanding under our Senior Notes issued in 2013.

•	On July 6, 2015 (the "Acquisition Date"), we completed our acquisition of Family Dollar.

•	On January 26, 2016, we prepaid $1.0 billion of the $3.3 billion Term Loan B-1.

•	In May 2016, we completed construction of a new 1.5 million square foot distribution center in Cherokee County, South Carolina.

•	In August 2016, we completed a 0.3 million square foot expansion of our distribution center in Stockton, California. The Stockton distribution center is now an 854,000 square foot, automated facility.

•
On August 4, 2016, we announced the elimination of 370 positions, including 100 vacant positions, at our Family Dollar store support center in Matthews, North Carolina. The eliminations were part of the establishment of shared services and our ongoing efforts to achieve $300 million in combined run rate annual synergies by the end of July 2018.

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

•	In October 2016, we began construction on a 320,000 square foot expansion of our Chesapeake, Virginia Store Support Center.

•	On January 20, 2017, we prepaid the $748.1 million remaining outstanding under the Term Loan B-3.

•	In June 2017, we began construction of a new 1.0 million square foot distribution center in Warrensburg, Missouri, which is expected to be operational in the third quarter of 2018.

•	On July 27, 2017, we prepaid $500.0 million of the then outstanding $2.2 billion under the Term Loan A-1.

•
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law which lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018.

•
On January 30, 2018, we provided an irrevocable notice to the 2020 Notes holders to call the $750.0 million 2020 Notes on March 1, 2018. In connection with the early redemption of the 2020 Notes, we recorded a make-whole premium of $9.8 million which was payable on the call date of March 1, 2018. We paid the $759.8 million on March 1, 2018. The remaining $6.1 million of amortizable non-cash deferred financing costs at February 3, 2018 were fully expensed at the call date of March 1, 2018.

Overview
We are a leading operator of more than 14,800 discount retail stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term 'expanded' also includes stores that are relocated. Our acquired Family Dollar stores are included in the comparable store net sales calculation beginning in the fourth quarter of fiscal 2016; however, they are not included in the annual comparable store net sales calculation until fiscal 2017. Stores that have been rebannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new banner.
At February 3, 2018, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the years ended February 3, 2018 and January 28, 2017 is as follows:

	Year Ended
	February 3, 2018			January 28, 2017
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	6,360	7,974	14,334	5,954	7,897	13,851
New stores	315	288	603	359	225	584
Rebannered stores	—	—	—	91	(91)	—
Closings	(25)	(77)	(102)	(44)	(57)	(101)
Ending	6,650	8,185	14,835	6,360	7,974	14,334
Relocations	82	31	113	64	120	184

Selling Square Feet (in millions):
Beginning	54.7	57.7	112.4	51.3	57.1	108.4
New stores	2.6	2.1	4.7	2.9	1.6	4.5
Rebannered stores	—	—	—	0.7	(0.7)	—
Closings	(0.2)	(0.5)	(0.7)	(0.3)	(0.4)	(0.7)
Relocations	0.2	—	0.2	0.1	0.1	0.2
Ending	57.3	59.3	116.6	54.7	57.7	112.4

Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened in 2017 was approximately 8,180 selling square feet (or about 10,180 gross square feet) for the Dollar Tree segment and 7,160 selling square feet (or about 8,860 gross square feet) for the Family Dollar segment. For 2018, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet) for the Dollar Tree segment and approximately 6,000 - 8,000 selling square feet (or about 7,000 - 9,000 gross square feet) for the Family Dollar segment. We believe that these size stores are our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.
Fiscal 2017 ended on February 3, 2018 and included 53 weeks, commensurate with the retail calendar. The 53rd week in 2017 added approximately $406.6 million in sales. Fiscal 2016 and fiscal 2015 which ended on January 28, 2017 and January 30, 2016, respectively, each included 52 weeks.
In fiscal 2017, comparable store net sales increased by 1.9% on a constant currency basis. This increase is based on a 53-week comparison for both years. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year’s comparable store net sales in Canada using the prior year’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of currency, comparable store net sales increased the same 1.9% as a result of a 0.9% increase in the number of transactions and a 1.0% increase in average ticket. On a constant currency basis, comparable store net sales increased 3.4% in the Dollar Tree segment and increased 0.4% in the Family Dollar segment in fiscal 2017. Comparable store net sales in the Dollar Tree segment increased 3.5% when adjusted for the impact of Canadian currency fluctuations. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
We believe comparable store net sales continued to be positively affected by a number of our Dollar Tree initiatives, as debit and credit card penetration continued to increase in 2017, and we continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores. At February 3, 2018, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 5,205 stores, which includes re-bannered stores, compared to approximately 4,785 stores at January 28, 2017. We believe that the addition of frozen and refrigerated product enables us to increase sales and earnings by increasing the number of shopping trips made by our customers.
We believe our initiatives at Family Dollar are positively affecting the comparable store net sales performance. Among these is a store renovation initiative. During fiscal 2017, we completed approximately 375 Family Dollar renovations. These renovations have focused on creating an exciting and more productive Family Dollar shopping experience. Renovations bring some of the oldest stores to our brand standard, including more productive end-caps, highlighting more relevant and prominent seasonal offerings, assortment expansions in beverage and snacks, hair care, and food in coolers and freezers. Category adjacencies and updating our front-end checkout are also part of the renovation program. We are making a number of improvements to the conditions of our stores to provide our customers with a consistent and improved shopping experience. In addition, we have focused on re-branding our private brand labels in our stores. These private brands are being developed to provide national brand comparable quality and great values for our customers, as part of our Compare and Save marketing program. We are adding additional coolers and freezers to facilitate expansion of our product offerings.
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
We incurred $39.2 million in acquisition-related expenses in 2015, excluding acquisition-related interest expense. We also expended approximately $165.7 million in capitalizable debt-issuance costs related to the financing of the Acquisition and $61.5 million and $78.8 million of debt-issuance costs was included as a reduction in "Long-term debt, net, excluding current portion" at February 3, 2018 and January 28, 2017, respectively.
We expect to achieve approximately $300 million in annual cost savings synergies by July 2018, and we will incur $300 million in one-time costs to achieve these synergies.
In 2015, we completed the offering of $3.25 billion of senior notes and entered into a credit facility and term loan providing for $6.2 billion in senior secured credit facilities. See "Liquidity and Capital Resources" for a further discussion of these transactions.
In connection with the Acquisition, we divested 330 Family Dollar stores to settle Federal Trade Commission charges that the Acquisition would be anticompetitive in certain local markets. The 330 Family Dollar stores, 325 of which were open at the time of the divestiture, represented approximately $45.5 million of annual operating income. In accordance with purchase accounting, the net effect of the divestiture on our assets and liabilities is fully reflected in the table summarizing the estimates of fair value set forth in "Note 2 - Acquisition".
In the first and second quarters of 2017, we evaluated the collectability of certain receivables from Dollar Express relating to the divestiture. Based on information then available, we determined that outstanding amounts totaling $53.5 million were not recoverable and recorded impairment charges to write down the receivables to zero. In the fourth quarter of 2017, a settlement was reached, under which Sycamore Partners and Dollar Express paid us $35.0 million which resulted in a partial reversal of the receivables impairment in our fiscal fourth quarter 2017.
Results of Operations

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.4%	69.2%	69.9%
Gross profit	31.6%	30.8%	30.1%
Selling, general and administrative expenses	22.6%	22.6%	23.3%
Operating income	9.0%	8.2%	6.8%
Interest expense, net	1.3%	1.8%	3.9%
Other expense, net	—%	—%	—%
Income before income taxes	7.7%	6.4%	2.9%
Provision for income taxes	—%	2.1%	1.1%
Net income	7.7%	4.3%	1.8%
Fiscal year ended February 3, 2018 compared to fiscal year ended January 28, 2017
Net Sales. Net sales increased 7.4%, or $1,526.3 million, in 2017 compared to 2016, resulting from sales in new Dollar Tree and Family Dollar stores, increased comparable store net sales and the 53rd week in 2017, which accounted for $406.6 million of the increase. Comparable store net sales increased 1.9% on a constant currency basis as a result of increases in average ticket and customer count. This increase is based on a 53-week comparison for both periods. Comparable store net sales also increased 1.9% when adjusted for the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 3.4% in the Dollar Tree segment and increased 0.4% in the Family Dollar segment. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross profit. Gross profit increased by $627.2 million or 9.8%, to $7,021.9 million in 2017 compared to $6,394.7 million in 2016. Gross profit margin increased to 31.6% in 2017 from 30.8% in 2016. Our gross profit margin improvement was primarily the result of lower merchandise costs as a percentage of sales resulting from improved mark-on in fiscal 2017, fewer markdowns in the current year and leverage from the sales in the 53rd week.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $5,022.8 million in 2017 from $4,689.9 million in 2016, an increase of $332.9 million or 7.1%. As a percentage of sales, selling, general and administrative expenses were 22.6% in 2017 and 2016. Fiscal 2017, includes an $18.5 million receivable impairment related to the divestiture and a $12.6 million increase to the Dollar Tree workers' compensation reserves to record these on an undiscounted basis. Excluding the receivable impairment and the workers' compensation reserve increase, selling, general and administrative expenses decreased to 22.4%, as a percentage of sales, due to the leverage from the 53rd week and the net of the following:

•	lower depreciation costs;

•	lower store operating costs as a percentage of sales;

•	higher advertising costs; and,

•	higher payroll costs.
Operating income. Operating income for 2017 increased to $1,999.1 million compared with $1,704.8 million in 2016 and operating income margin increased to 9.0% in 2017 from 8.2% in 2016.
In the fourth quarter of 2017, we benefited with respect to the TCJA. We expect to continue to benefit going forward and estimate the benefit to be approximately $250.0 million in fiscal 2018. We plan to reinvest approximately $100.0 million of this tax savings into the following:

•	Increased store hours, including training for associates;

•	Higher average hourly rates;

•	Adding Family Dollar eligible associates to the Dollar Tree Retirement Savings Plan starting in fiscal 2017 and increasing contributions in fiscal 2018; and,

•	Instituting paid maternity leave for eligible associates.
This reinvestment could reduce operating income margin in 2018.
Interest expense, net. Interest expense, net was $301.8 million in 2017 compared to $375.5 million in 2016. The decrease is due to lower debt outstanding in the current year as a result of $990.1 million in prepayments in the third and fourth quarters of 2016 as well as the $500.0 million prepayment in the second quarter of 2017. Fiscal 2016 also includes the expensing of $26.6 million of amortizable non-cash deferred financing costs and $2.6 million in fees associated with the refinancing of the New Senior Secured Credit Facilities. On January 30, 2018, we provided an irrevocable notice to the 2020 Notes holders to call the $750.0 million 2020 Notes on March 1, 2018. In connection with the early redemption of the 2020 Notes, we recorded a make-whole premium of $9.8 million which was payable on the call date of March 1, 2018.
Income taxes. Our effective tax rate in 2017 was a benefit of 0.6% compared to expense of 32.6% in 2016. The decrease is due to the TCJA that was signed into law on December 22, 2017, which lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018. Our fiscal 2017 includes 34 days in calendar year 2018, therefore our overall 2017 statutory federal corporate tax rate is 33.7%. The effective tax rate also includes a $562.0 million benefit resulting from the re-measurement of our net deferred tax liabilities to reflect the lower statutory federal rate of 21%. The 2017 tax rate was also lower as a result of a reduction to the North Carolina statutory tax rate which resulted in a decrease in the deferred tax liability related to the trade name intangible asset and a $9.9 million decrease in tax expense. The 2017 rate also includes a reduction of approximately $5.6 million in the reserve for uncertain tax positions resulting from statute expirations and the reduction of interest accrued on method changes. The tax rate in fiscal 2016 includes benefits resulting from a one-time election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes and a 1.0% decrease in North Carolina's state tax rate which resulted in a reduction in the deferred tax liability related to the trade name intangible asset.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, as of February 3, 2018, we have not completed our analysis of all of the effects of the TCJA. Additionally, future guidance from the Internal Revenue Service ("IRS"), SEC, or the Financial Accounting Standards Board ("FASB") could result in changes to our accounting for the tax effects of the TCJA. While we are able to make a reasonable estimate of the impact of the reduction in the statutory federal corporate tax rate, the rate may be affected by other analyses related to the TCJA including, but not limited to, federal temporary differences resulting from accounting method changes or other adjustments. For further discussion of the impact of the TCJA, refer to "Note 4 - Income Taxes" under the caption "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K.
We expect our effective tax rate to approximate 23% in fiscal 2018, subject to adjustments related to the SAB 118 items noted above.
Fiscal year ended January 28, 2017 compared to fiscal year ended January 30, 2016
Net sales. Net sales increased 33.7%, or $5,220.8 million, in 2016 compared to 2015, resulting from $4,418.5 million of incremental net sales from Family Dollar due to 22 additional weeks of operations in fiscal year 2016 compared to fiscal year 2015, sales in the Dollar Tree segment's new stores and increased comparable store net sales partially offset by the loss of sales in the 325 stores which were divested on November 1, 2015 in satisfaction of a Federal Trade Commission requirement in connection with the Family Dollar acquisition. Comparable store net sales increased 1.8% on a constant currency basis. Including the impact of currency, comparable store net sales also increased 1.8% due to an increase in average ticket as well as customer count. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
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

•
A $1.0 billion prepayment of Term Loan B-1 principal in the fourth quarter of 2015, which resulted in the accelerated expensing of $19.0 million of amortizable non-cash deferred financing costs in 2015 and lower interest expense in 2016;

•	An additional $242.0 million prepayment of Term Loan B-1 in the third quarter of 2016 which resulted in lower interest expense in 2016;

•
The term loans were refinanced in the third quarter of 2016 which resulted in lower interest rates and the accelerated expensing of $26.6 million of amortizable non-cash deferred financing costs and $2.6 million in fees; and,

•
A $748.1 million prepayment of the remaining principal for Term Loan B-3 in the fourth quarter of 2016, which resulted in the accelerated expensing of $11.7 million of amortizable non-cash deferred financing costs.

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
Segment Information
We operate a chain of more than 14,800 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources.
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
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$11,164.4		$10,138.7		$9,336.4
Gross profit	3,998.5	35.8%	3,584.7	35.4%	3,249.3	34.8%
Operating income	1,481.9	13.3%	1,305.3	12.9%	1,080.5	11.6%
Fiscal year ended February 3, 2018 compared to fiscal year ended January 28, 2017
Net sales for Dollar Tree increased 10.1%, or $1,025.7 million in 2017 compared to 2016 due to sales from new stores, the 53rd week in 2017, which accounted for $199.2 million of the increase, and a comparable store net sales increase of 3.4% on a constant currency basis resulting from increases in customer count and average ticket.
Gross profit margin for Dollar Tree increased to 35.8% in 2017 compared to 35.4% in 2016. The increase is due to the following:

•	lower merchandise cost, due primarily to improved mark-on;

•	lower occupancy costs resulting primarily from the leverage from the increase in comparable store net sales and the 53rd week; and,

•	lower shrink expense resulting from improved physical inventory results in the current year.

Operating income margin for Dollar Tree increased to 13.3% in 2017 compared to 12.9% in 2016. The increase in operating income margin in 2017 was the result of higher gross profit margin. Selling, general and administrative expenses, as a percentage of sales were 22.5% for both 2017 and 2016. The fluctuations in selling, general and administrative expenses as a percentage of sales were as follows:

•	higher payroll costs, resulting primarily from higher store hourly wages and higher incentive compensation expense; and,

•	lower depreciation costs and utility costs as a percentage of sales resulting from the leverage from the comparable store net sales increase and sales in the 53rd week.
Fiscal year ended January 28, 2017 compared to fiscal year ended January 30, 2016
Net sales for Dollar Tree increased 8.6% in 2016 compared to 2015 due to sales from new stores and a comparable store net sales increase of 1.8% on a constant currency basis.
Gross profit margin for Dollar Tree increased to 35.4% in 2016 compared to 34.8% in 2015. Variances in gross profit margin include:

•	lower merchandise cost, as a percentage of sales, due to higher initial mark-on and favorable freight costs;

•	lower markdowns due to Deals markdowns in 2015 in preparation for their conversion to Dollar Tree stores; and,

•	higher distribution and occupancy costs as a percentage of net sales.
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
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$11,081.1		$10,580.5		$6,162.0
Gross profit	3,023.4	27.3%	2,810.0	26.6%	1,407.4	22.8%
Operating income (loss)	517.2	4.7%	399.5	3.8%	(30.8)	(0.5)%
Fiscal year ended February 3, 2018 compared to fiscal year ended January 28, 2017
Net sales for Family Dollar increased $500.6 million or 4.7% in 2017 compared to 2016 due to sales from new stores, the 53rd week in 2017 which accounted for $207.4 million of the increase and a comparable store net sales increase of 0.4% resulting primarily from increases in average ticket, partially offset by a slight decrease in customer count.
Gross profit for Family Dollar increased $213.4 million or 7.6% in 2017 compared to 2016. The gross profit margin for Family Dollar increased to 27.3% in 2017 compared to 26.6% in 2016. The increase is due to the net of the following:

•	lower merchandise cost, including freight resulting primarily from higher initial mark-on;

•	lower markdown expense resulting from lower promotional markdowns due to the improved sales performance; and

•	higher shrink expense.
Operating income margin for Family Dollar increased to 4.7% in 2017 compared to 3.8% in 2016. Operating income was reduced by the $18.5 million receivable impairment in 2017. Operating income margin excluding the receivable impairment increased to 4.8% for 2017. The increase, excluding the receivable impairment is due to the gross profit margin increase noted

above and decreased selling, general and administrative expenses, as a percentage of sales. The decrease in selling, general and administrative expenses as a percentage of sales, excluding the receivable impairment was due to the leverage from the sales in the 53rd week and the net of the following:

•	lower depreciation costs;

•	lower repairs and maintenance costs as a percentage of sales; and,

•	higher advertising costs and store supply costs.
Fiscal year ended January 28, 2017 compared to fiscal year ended January 30, 2016
Net sales for Family Dollar increased $4,418.5 million or 71.7% in 2016 compared to 2015 resulting from 22 additional weeks of operations in fiscal year 2016 compared to fiscal year 2015 partially offset by the loss of sales due to the required divestiture of 325 stores and the re-bannering of 296 stores from Family Dollar to Dollar Tree since the Acquisition.
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
The following table compares cash-flow related information for the years ended February 3, 2018, January 28, 2017 and January 30, 2016:

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$1,510.2	$1,673.3	$802.5
Investing activities	(627.9)	(483.6)	(6,978.4)
Financing activities	(651.5)	(1,060.5)	6,048.8
Net cash provided by operating activities decreased $163.1 million in 2017 compared to 2016 primarily due to increases in inventories and other current assets, partially offset by higher net income, net of deprecation and amortization and the revaluation of deferred income tax liabilities.
Net cash provided by operating activities increased $870.8 million in 2016 compared to 2015 due primarily to higher net income, net of depreciation and amortization, increases in other current liabilities and decreases in other current assets and inventories. These are partially offset by decreases in accounts payable and deferred income tax liabilities.
Net cash used in investing activities increased $144.3 million in 2017 compared with 2016 due to net restricted cash proceeds in 2016 and increased capital expenditures in the current year.
Net cash used in investing activities decreased $6,494.8 million in 2016 compared with 2015 due to cash used for the Acquisition of Family Dollar in 2015.

In 2017, net cash used in financing activities decreased $409.0 million compared to 2016 primarily due to lower principal payments compared to the prior year.
In 2016, net cash provided by financing activities decreased $7,109.3 million compared to 2015 primarily due to lower debt proceeds partially offset by lower principal payments compared to the prior year.
At February 3, 2018, our long-term borrowings were $5,732.7 million. We also have $120.0 million, $110.0 million and $100.0 million Letter of Credit Reimbursement and Security Agreements, under which approximately $168.0 million were committed to letters of credit issued for routine purchases of imported merchandise at February 3, 2018.
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
The restriction in the Indentures on our ability to pay dividends is subject to certain significant exceptions, including an exception that permits us to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, we would have a consolidated total net leverage ratio, as defined under the Indentures, no greater than 3.50 to 1.00. As of February 3, 2018, our consolidated total net leverage ratio, as defined in the Indentures, was below 3.50 to 1.00. So long as our consolidated total net leverage ratio remains below 3.50 to 1.00, the Indentures do not restrict our ability to pay dividends.
On January 30, 2018, we provided an irrevocable notice to the 2020 Notes holders to call the $750.0 million 2020 Notes on March 1, 2018. In connection with the early redemption of our 2020 Notes, we recorded a make-whole premium of $9.8 million which was payable on the call date of March 1, 2018. We paid the $759.8 million on March 1, 2018. The remaining $6.1 million of amortizable non-cash deferred financing costs at February 3, 2018 were fully expensed at the call date of March 1, 2018.
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
The restriction in the New Senior Secured Credit Facilities on our ability to pay dividends is subject to certain significant exceptions, including an exception that permits us to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, we would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of February 3, 2018, our consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as our consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict our ability to pay dividends.
On June 11, 2015, we amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term Loan B-1 and $650.0 million of 4.25% fixed-rate Term Loan B-2. The Term Loan B-2 does not require amortization payments prior to maturity.

The New Term Loan Facilities, excluding the Term Loan B-2, require mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and subject in each case to certain significant exceptions. We will pay certain commitment fees in connection with the New Revolving Credit Facility. The Term Loan B-2 required us to pay a 2.0% prepayment fee if it was repaid in the second year after the refinance date and requires us to pay a 1.0% prepayment fee if it is repaid in the third year after the refinance date.
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
Loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche bore interest at LIBOR plus 1.75% annually (or a base rate plus 0.75%) until we delivered our quarterly compliance certificate to the lenders outlining our secured net leverage ratio for the quarter ended January 28, 2017. Prior to that date, we paid a commitment fee on the unused portion of the Tranche A Revolving Credit Facility of 0.30% annually. After January 28, 2017, loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche bear interest at LIBOR plus 1.50% to 2.25% or at a base rate plus 0.50% to 1.25% and we pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility ranging from 0.25% to 0.375% (in each case, determined based on our secured net leverage ratio).
Beginning on January 13, 2017, loans made under the Term Loan A-1 tranche required quarterly amortization payments of 1.25% of the original principal amount until April 15, 2017. After April 15, 2017, loans made under the Term Loan A-1 tranche require quarterly amortization payments of 1.875% of the original principal amount.
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
On July 27, 2017, we prepaid $500.0 million of the then outstanding $2.2 billion under the Term Loan A-1. The prepayment resulted in an acceleration of the amortization of debt-issuance costs associated with the Term Loan A-1 of $1.2 million.
Historically we have used cash to repurchase shares but we did not repurchase any shares in fiscal 2017, 2016 or 2015. At February 3, 2018, we have $1.0 billion remaining under Board repurchase authorization.

Funding Requirements
Overview, Including Off-Balance Sheet Arrangements
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2018 to total approximately $371.3 million, which includes capital expenditures, initial inventory and pre-opening costs.
At February 3, 2018, we have $1,250.0 million available under our Tranche A Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $158.2 million.
Our estimated capital expenditures for fiscal 2018 are between $875.0 million and $890.0 million, including planned expenditures for our new and expanded stores, the addition of freezers and coolers to approximately 500 new and existing Dollar Tree banner stores, the expansion of freezers and coolers in 500 Family Dollar stores, 450 planned renovations of Family Dollar banner stores and the final phases of construction of a new Dollar Tree banner distribution center and the expansion of our Chesapeake, Virginia store support center. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next few years from net cash provided by operations and potential borrowings under our Tranche A Revolving Credit Facility.
The following tables summarize our material contractual obligations at February 3, 2018, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Lease Financing
Operating lease obligations	$7,403.2	$1,381.5	$1,244.6	$1,030.3	$894.6	$695.8	$2,156.4
Long-term Borrowings
Acquisition notes	3,250.0	750.0	—	—	—	—	2,500.0
Term loans	2,182.7	165.9	165.9	1,200.9	—	650.0	—
Assumed secured senior notes	300.0	—	—	—	300.0	—	—
Interest on long-term borrowings	1,009.7	247.0	235.2	185.8	170.9	157.6	13.2
Total obligations	$14,145.6	$2,544.4	$1,645.7	$2,417.0	$1,365.5	$1,503.4	$4,669.6

Commitments	Total	Expiring in 2018	Expiring in 2019	Expiring in 2020	Expiring in 2021	Expiring in 2022	Thereafter
Letters of credit and surety bonds	$412.4	$383.0	$29.0	$0.4	$—	$—	$—
Purchase obligations	130.3	83.0	40.0	4.7	1.9	0.7	—
Total commitments	$542.7	$466.0	$69.0	$5.1	$1.9	$0.7	$—
Lease Financing
Operating lease obligations. Our operating lease obligations are primarily for payments under noncancelable store leases. The commitment includes amounts for leases that were signed prior to February 3, 2018 for stores that were not yet open on February 3, 2018.
Long-term Borrowings
Acquisition Notes. In February 2015, we completed the offering of $750.0 million aggregate principal amount of 5.25% senior notes due March 1, 2020 (the "2020 Notes") and $2.5 billion aggregate principal amount of 5.75% senior notes due March 1, 2023 (the "2023 Notes", and together with the 2020 Notes, the "Acquisition Notes"). The Acquisition Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States, only to non-U.S. investors pursuant to Regulation S under the Securities Act. On August 1, 2016, we completed the exchange of the Acquisition Notes for registered notes with substantially identical terms. The Acquisition Notes are fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by each of our subsidiaries which guarantee the obligations under our senior secured credit facilities or certain other indebtedness, including Family Dollar and certain of its subsidiaries. Interest on the Acquisition Notes is due semiannually on March 1 and September 1 and commenced on September 1, 2015. On January 30, 2018, we provided an irrevocable notice to the 2020 Notes holders to call the $750.0 million 2020 Notes on March 1, 2018. In connection with the early redemption of our 2020 Notes, we recorded a make-whole premium of $9.8 million which was payable on the call date of March 1, 2018. We paid the $759.8 million on March 1, 2018. The remaining $6.1 million of amortizable non-cash deferred financing costs at February 3, 2018 were fully expensed at the call date of March 1, 2018. For complete terms of the Acquisition Notes please see "Note 6 - Long-Term Debt" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K.
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
Loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche bear interest at LIBOR plus 1.50% to 2.25% or at a base rate plus 0.50% to 1.25% and we pay a commitment fee on the unused portion of the Tranche A Revolving Credit Facility ranging from 0.25% to 0.375% (in each case, determined based on our secured net leverage ratio). The Term Loan B-3 bore interest at LIBOR plus 2.50% annually (or a base rate plus 1.50%).
On January 20, 2017, we prepaid the $748.1 million remaining outstanding under the Term Loan B-3.
On July 27, 2017, we prepaid $500.0 million of the then outstanding $2.2 billion under the Term Loan A-1.
For complete terms of the Credit Facility and Term Loans please see "Note 6 - Long-Term Debt" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K.
Secured Senior Notes. We assumed the liability for $300.0 million of 5.0% senior notes due February 1, 2021 which were issued by Family Dollar on January 28, 2011 through a public offering. These unsecured notes became secured upon closing of the Acquisition. These notes are equally and ratably secured with the Term Loans.
Interest on long-term borrowings. These amounts represent interest payments on the Acquisition Notes, Term Loans and Senior Secured Notes using the interest rates for each at February 3, 2018.
Commitments
Letters of credit and surety bonds. We are a party to three Letter of Credit Reimbursement and Security Agreements providing $120.0 million, $110.0 million and $100.0 million, respectively, for letters of credit. Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $168.0 million of purchases committed under these letters of credit at February 3, 2018.
We also have approximately $158.2 million of letters of credit outstanding that serve as collateral for our large-deductible insurance programs and $86.2 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores and self-insured insurance programs.

Purchase obligations. We have commitments totaling approximately $130.3 million related to legally binding agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores.
Critical Accounting Policies
The preparation of financial statements requires the use of estimates. Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates. Following is a discussion of the estimates that we consider critical.
Inventory Valuation
As discussed in "Note 1 - Summary of Significant Accounting Policies" under the caption "Merchandise Inventories" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K, inventories at the distribution centers are stated at the lower of cost or market with cost determined on a weighted-average basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.
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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at February 3, 2018 is based on estimated shrink for most of 2017, including the fourth quarter. We have not experienced significant fluctuations in historical shrink. The amounts recorded in the current year reflect the Dollar Tree and Family Dollar segments’ historical results. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described.
Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.
Accrued Expenses
On a monthly basis, we estimate certain expenses in an effort to record those expenses in the period incurred. Certain expenses require a high degree of judgment and our most material estimates are for our self-insurance accruals for workers’ compensation and general liability costs. These accruals are recorded based on third-party actuarial valuations which we obtain at least annually. These actuarial valuations are estimates based on our historical loss development factors and the related accruals are adjusted as management’s estimates change.
Differences in management's estimates and assumptions could result in expenses which are materially different from the calculated accruals; however, historically, the net total of these differences has not had a material effect on our financial condition or results of operations.
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
The Family Dollar goodwill and tradename comprise a substantial portion of our indefinite-lived intangible assets and the management judgment utilized in the Family Dollar goodwill and tradename impairment evaluations is critical. The computations require management to make estimates and assumptions and actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment. Critical assumptions that are used as part of the Family Dollar goodwill evaluation include:

•
The potential future cash flows of the reporting unit. The projections use management's estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expenses. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions and rates used in our fiscal 2017 impairment evaluations are reasonable; however, variations in the assumptions and rates could result in significantly different estimates of fair value.

•
Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for our Family Dollar reporting unit. The weighted-average cost of capital used to discount the cash flows for our evaluation was 9.0% for our fiscal 2017 analysis.

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
Our impairment evaluation of indefinite-lived intangible assets did not result in impairment charges during fiscal 2017, 2016 or 2015. The fair value of the Family Dollar reporting unit was substantially in excess of its carrying value.
Income Taxes
Our income tax provision is estimated based on currently enacted tax rates and estimated state apportionment factors. Recent changes in tax law have been significant and the application of new laws requires management estimates and judgment. See "Note 4 - Income Taxes" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K for a detailed description of the impact of the TCJA.
Historically, we have not experienced significant differences in our estimates of our tax accrual.
Recent Accounting Pronouncements
See "Note 1 - Summary of Significant Accounting Policies" in "Item 8. Financial Statements and Supplementary Data" beginning on page 43 of this Form 10-K for a detailed description of recent accounting pronouncements.

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
Interest Rate Risk
At February 3, 2018, we had $1.5 billion in borrowings subject to interest rate fluctuations, representing approximately 27% of our total debt. Borrowings under the Term Loan A-1 bear interest based on LIBOR plus 1.50% to 2.25%, determined based on our secured net leverage ratio. As of February 3, 2018, Term Loan A-1 bore interest at LIBOR plus 1.50%. A 50 basis point increase in the variable interest rate tied to our secured net leverage ratio would result in an annual increase in interest expense of $7.7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Dollar Tree, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended February 3, 2018. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.

Norfolk, Virginia
March 16, 2018

DOLLAR TREE, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended
	February 3,	January 28,	January 30,
(in millions, except per share data)	2018	2017	2016
Net sales	$22,245.5	$20,719.2	$15,498.4
Cost of sales	15,223.6	14,324.5	10,841.7
Gross profit	7,021.9	6,394.7	4,656.7
Selling, general and administrative expenses, excluding Receivable impairment	5,004.3	4,689.9	3,607.0
Receivable impairment	18.5	—	—
Selling, general and administrative expenses	5,022.8	4,689.9	3,607.0
Operating income	1,999.1	1,704.8	1,049.7
Interest expense, net	301.8	375.5	599.4
Other (income) expense, net	(6.7)	(0.1)	2.1
Income before income taxes	1,704.0	1,329.4	448.2
Provision for income taxes	(10.3)	433.2	165.8
Net income	$1,714.3	$896.2	$282.4
Basic net income per share	$7.24	$3.80	$1.27
Diluted net income per share	$7.21	$3.78	$1.26
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Net income	$1,714.3	$896.2	$282.4

Foreign currency translation adjustments	5.3	5.5	(9.0)

Total comprehensive income	$1,719.6	$901.7	$273.4

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,097.8	$866.4
Short-term investments	—	4.0
Merchandise inventories, net	3,169.3	2,865.8
Other current assets	309.2	201.8
Total current assets	4,576.3	3,938.0
Property, plant and equipment, net of accumulated depreciation of $3,192.1 and $2,694.5, respectively	3,200.7	3,115.8
Assets available for sale	8.0	9.0
Goodwill	5,025.2	5,023.5
Favorable lease rights, net of accumulated amortization of $230.9 and $159.3, respectively	375.3	468.6
Tradename intangible asset	3,100.0	3,100.0
Other intangible assets, net	4.8	5.1
Other assets	42.5	41.6
Total assets	$16,332.8	$15,701.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$915.9	$152.1
Accounts payable	1,174.8	1,119.6
Income taxes payable	31.5	90.0
Other current liabilities	736.9	744.2
Total current liabilities	2,859.1	2,105.9
Long-term debt, net, excluding current portion	4,762.1	6,169.7
Unfavorable lease rights, net of accumulated amortization of $61.1 and $39.6, respectively	100.0	124.0
Deferred tax liabilities, net	985.2	1,458.9
Income taxes payable, long-term	43.8	71.2
Other liabilities	400.3	382.4
Total liabilities	9,150.5	10,312.1
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 237,325,963 and 236,136,439 shares issued and outstanding at February 3, 2018 and January 28, 2017, respectively	2.4	2.4
Additional paid-in capital	2,545.3	2,472.1
Accumulated other comprehensive loss	(32.3)	(37.6)
Retained earnings	4,666.9	2,952.6
Total shareholders' equity	7,182.3	5,389.5
Total liabilities and shareholders' equity	$16,332.8	$15,701.6
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 3, 2018, JANUARY 28, 2017, AND JANUARY 30, 2016

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at January 31, 2015	205.7	$2.1	$43.0	$(34.1)	$1,774.0	$1,785.0
Net income	—	—	—	—	282.4	282.4
Total other comprehensive loss	—	—	—	(9.0)	—	(9.0)
Acquisition of Family Dollar	28.5	0.3	2,289.8	—	—	2,290.1
Issuance of stock under Employee Stock Purchase Plan	0.1	—	5.1	—	—	5.1
Exercise of stock options, including income tax benefit of $0.7	0.3	—	9.5	—	—	9.5
Stock-based compensation, net, including income tax benefit of $12.1	0.4	—	43.8	—	—	43.8
Balance at January 30, 2016	235.0	2.4	2,391.2	(43.1)	2,056.4	4,406.9
Net income	—	—	—	—	896.2	896.2
Total other comprehensive income	—	—	—	5.5	—	5.5
Issuance of stock under Employee Stock Purchase Plan	0.1	—	8.0	—	—	8.0
Exercise of stock options	0.6	—	33.5	—	—	33.5
Stock-based compensation, net	0.4	—	39.4	—	—	39.4
Balance at January 28, 2017	236.1	2.4	2,472.1	(37.6)	2,952.6	5,389.5
Net income	—	—	—	—	1,714.3	1,714.3
Total other comprehensive income	—	—	—	5.3	—	5.3
Issuance of stock under Employee Stock Purchase Plan	0.2	—	8.4	—	—	8.4
Exercise of stock options	0.5	—	26.6	—	—	26.6
Stock-based compensation, net	0.5	—	38.2	—	—	38.2
Balance at February 3, 2018	237.3	$2.4	$2,545.3	$(32.3)	$4,666.9	$7,182.3
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Cash flows from operating activities:
Net income	$1,714.3	$896.2	$282.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611.2	637.5	487.6
Provision for deferred income taxes	(473.5)	(124.1)	25.6
Stock-based compensation expense	65.7	61.6	53.2
Amortization of debt discount and debt-issuance costs	15.4	55.2	64.7
Receivable impairment	18.5	—	—
Other non-cash adjustments to net income	10.9	9.4	7.7
Changes in assets and liabilities increasing (decreasing) cash and cash equivalents:
Merchandise inventories	(300.9)	21.9	(87.8)
Prepaids and other current assets	(114.6)	117.2	(63.5)
Accounts payable	54.5	(133.8)	183.9
Income taxes payable	(58.5)	77.1	3.1
Other current liabilities	(22.7)	30.4	(164.1)
Other liabilities	(10.1)	24.7	9.7
Net cash provided by operating activities	1,510.2	1,673.3	802.5
Cash flows from investing activities:
Capital expenditures	(632.2)	(564.7)	(480.5)
Acquisition of Family Dollar, net of common stock issued, equity compensation and cash acquired	—	—	(6,527.7)
Purchase of restricted cash and investments	—	(36.1)	(23.7)
Proceeds from sale of restricted and unrestricted investments	4.0	118.1	53.0
Proceeds from (payments for) fixed asset disposition	0.3	(0.9)	0.5
Net cash used in investing activities	(627.9)	(483.6)	(6,978.4)
Cash flows from financing activities:
Principal payments for long-term debt	(659.1)	(4,036.2)	(5,926.7)
Proceeds from long-term debt, net of discount	—	2,962.5	12,130.2
Debt-issuance costs	—	(6.1)	(159.8)
Repayments of revolving credit facility	—	(140.0)	—
Proceeds from revolving credit facility	—	140.0	—
Proceeds from stock issued pursuant to stock-based compensation plans	35.0	41.5	13.9
Cash paid for taxes on exercises/vesting of stock-based compensation	(27.4)	(22.2)	(21.6)
Tax benefit of exercises/vesting of stock-based compensation	—	—	12.8
Net cash provided by (used in) financing activities	(651.5)	(1,060.5)	6,048.8
Effect of exchange rate changes on cash and cash equivalents	0.6	1.1	(0.9)
Net increase (decrease) in cash and cash equivalents	231.4	130.3	(128.0)
Cash and cash equivalents at beginning of year	866.4	736.1	864.1
Cash and cash equivalents at end of year	$1,097.8	$866.4	$736.1
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$286.5	$329.1	$487.0
Income taxes	$552.4	$501.8	$138.4
Non-cash transactions:
Accrued capital expenditures	$45.0	$30.3	$72.4
Acquisition cost paid in common stock and equity compensation	$—	$—	$2,290.1

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
Segment Information
At February 3, 2018, the Company operates more than 14,800 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
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
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Any reference herein to "2017" or "Fiscal 2017," “2016” or “Fiscal 2016,” and “2015” or “Fiscal 2015,” relates to as of or for the year ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively. Fiscal 2017 included 53 weeks, commensurate with the retail calendar. Fiscal 2016 and 2015 each included 52 weeks. "2018" or "Fiscal 2018" ends on February 2, 2019 and will include 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Cash and Cash Equivalents
Cash and cash equivalents at February 3, 2018 and January 28, 2017 includes $674.1 million and $554.4 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.
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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $137.4 million and $116.9 million at February 3, 2018 and January 28, 2017, respectively.
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
Capitalized Interest
The Company capitalizes interest on borrowed funds during the construction of certain property and equipment. The Company capitalized $2.3 million, $2.4 million and $1.3 million of interest costs in the years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively.
Goodwill and Nonamortizing Intangible Assets
Goodwill and nonamortizing intangible assets are not amortized, but rather tested for impairment at least annually. In addition, goodwill and nonamortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed its annual impairment testing in November 2017 and determined that no impairment existed.
Other Assets
Other assets consist primarily of deferred compensation plan assets and receivables which are expected to be recovered over periods longer than one year.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2017, 2016 and 2015, the Company recorded charges of $5.6 million, $3.7 million and $1.6 million, respectively, to write down certain assets. These charges are recorded as a component of "Selling, general and administrative expenses" in the accompanying consolidated income statements.
Financial Instruments
The Company may utilize derivative financial instruments to reduce its exposure to market risks from changes in interest rates and diesel fuel costs. By entering into receive-variable, pay-fixed interest rate and diesel fuel swaps, the Company limits its exposure to changes in variable interest rates and diesel fuel prices. The Company is exposed to credit-related losses in the event of non-performance by the counterparty to these instruments but minimizes this risk by entering into transactions with high quality counterparties. Interest rate or diesel fuel cost differentials paid or received on the swaps are recognized as adjustments to interest in the period earned or incurred. The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis. The Company does not enter into derivative instruments for any purpose other than cash flow hedging and it does not hold derivative instruments for trading purposes. There were no derivative instruments outstanding in fiscal 2017 or 2016.
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
The following table sets forth the Company's financial assets and liabilities that are recorded and disclosed at fair value on a recurring basis:

(in millions)	February 3, 2018	January 28, 2017
Level 1
Short-term investments	$—	$4.0
Deferred compensation plan assets	20.7	19.8
Long-term debt - Secured Senior Notes and Acquisition Notes	3,684.6	3,740.3
Level 2
Long-term debt - term loans	2,187.6	2,828.2

The Company’s cash and cash equivalents are valued at cost, which approximates fair value, due to the short-term maturities of these instruments.
Deferred compensation plan assets are held pursuant to deferred compensation plans for certain officers and executives. The deferred compensation plan assets are recorded in "Other assets" on the accompanying consolidated balance sheets and a corresponding liability is recorded in "Other liabilities" on the accompanying consolidated balance sheets.
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
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company recorded impairment charges of $3.1 million, $0.7 million, and $1.6 million in fiscal 2017, 2016 and 2015, respectively, to reduce certain store assets to their estimated fair values. The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on the Company's risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. There were no other changes related to Level 3 assets. The Company also recorded impairment charges of $2.5 million and $3.0 million in fiscal 2017 and 2016, respectively, to reduce certain assets held for sale to their estimated fair values. The fair values were determined based on the market prices of similar assets. The measures of fair value are considered a Level 2 approach under the fair value hierarchy.
Insurance Reserves
The Company utilizes a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers' compensation, general liability and automobile liability. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering claims experience, exposure and severity factors and other actuarial assumptions.
Dollar Tree Insurance, Inc., a South Carolina-based wholly-owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers' compensation, general liability and automobile liability exposures. Pursuant to South Carolina insurance regulations, Dollar Tree Insurance, Inc. maintains certain levels of cash and cash equivalents related to its self-insured exposures.
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
Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in "Selling, general and administrative expenses" on the accompanying consolidated income statements. Advertising costs, net of co-op recoveries from vendors, approximated $106.3 million, $60.1 million and $32.5 million for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.
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
Stock-Based Compensation
The Company recognizes expense for all share-based payments to employees and non-employee directors based on their fair values. Total stock-based compensation expense for 2017, 2016 and 2015 was $65.8 million, $60.3 million and $52.3 million, respectively.
The Company recognizes expense related to the fair value of restricted stock units (RSUs) and stock options over the requisite service period on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs is determined using the closing price of the Company’s common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The Company accounts for forfeitures when they occur.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases." This update will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has engaged a third party to assist in its preparation for implementation and its evaluation of the impact of the new pronouncement on its consolidated financial statements. The Company expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets and to not have a material impact on its consolidated income statements or consolidated statements of cash flows. The Company is in the process of implementing software to assist in the quantification of the expected impact on the consolidated balance sheets and to facilitate the calculations of the related accounting entries and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update will replace existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB deferred the effective date of the new standard to interim and annual reporting periods beginning after December 15, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company will adopt the standard in the first quarter of fiscal 2018 with a cumulative adjustment to retained earnings and the adoption of the standard will not have a material impact on its consolidated financial statements.
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

The following table summarizes the final allocation of the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date. Within the measurement period, which closed during the second quarter of 2016, the Company made certain purchase accounting adjustments due to continued refinement of management's original appraisals and estimates. None of these measurement period adjustments had a material impact on the purchase price allocation.

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
On November 1, 2015, the Company completed the transaction pursuant to which it divested 330 Family Dollar stores, 325 of which were already open, to Dollar Express LLC, a portfolio company of Sycamore Partners. The divestiture satisfied a condition as required by the Federal Trade Commission in connection with the Acquisition. The divested stores represented approximately $45.5 million of annual operating income. The table above reflects the effect of the divestiture as required by purchase accounting, as the divestiture was a condition of the Acquisition. As part of the divestiture, the Company was required to guarantee payments under 316 store leases and the fair value of the guarantee is immaterial. In addition, the Company was required to partially support the divested stores through a transition services agreement, under which the Company provided merchandise and services and the buyer was required to reimburse the Company. In the first quarter of fiscal 2017, the Company evaluated the collectability of its divestiture-related receivable. Based on information available, the Company determined that the outstanding balance of $50.9 million was not recoverable and recorded an impairment charge to write down the receivable to zero. An additional $2.6 million was recorded as a receivable and impaired in the second quarter of 2017. In the fourth quarter of 2017, the Company settled a lawsuit with Dollar Express related to the divestiture, which resulted in Dollar Express paying the Company $35.0 million. The settlement of the litigation resulted in a partial reversal of the receivable impairment in the fourth quarter of 2017. The remaining impairment charges of $18.5 million are included in "Receivable impairment" in the accompanying consolidated income statement.
Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies of at least $300 million annually (unaudited), which is expected to be achieved by July 2018. Expected sources of synergies include the following:

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
Intangible assets, net consist of three separately identified assets and one liability. First, the Company identified the Family Dollar trade name as an indefinite-lived intangible asset with a fair value of $3.1 billion. The trade name is not subject to amortization but is evaluated annually for impairment. No related impairment losses were recognized in 2017, 2016 or 2015. Second, the Company recognized an intangible asset of $629.2 million for favorable Family Dollar leases and a liability of $164.3 million for unfavorable Family Dollar leases (as compared to prevailing market rates) which are being amortized over the remaining lease terms, including, in some cases, an assumed renewal. Amortization expense of $69.2 million, $75.7 million and $45.3 million was recognized in 2017, 2016 and 2015, respectively, related to these lease rights. Lastly, the Company recognized an intangible asset of $5.5 million for a customer list.
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
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the Acquisition as if it had occurred on February 2, 2014:

Pro Forma - Unaudited
Year Ended
(in millions, except per share data)	January 30, 2016
Net sales	$19,782.3
Net income	$565.7
Basic net income per share	$2.41
Diluted net income per share	$2.40
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
The unaudited pro forma results reflect the divestiture of 330 Family Dollar stores which results in the exclusion of net income of $20.9 million or $0.09 per basic and diluted share. Material non-recurring adjustments excluded from the pro forma financial information above consist of the effects of the divested stores and the step-up of Family Dollar inventory to its fair value. Acquisition expenses totaled $39.2 million in 2015, excluding acquisition-related interest expense.
For additional discussion of the Acquisition, please see the "Acquisition and Divestiture" section included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 of this Form 10-K.

NOTE 3 - BALANCE SHEET COMPONENTS
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 3, 2018 and January 28, 2017 consists of the following:

	February 3,	January 28,
(in millions)	2018	2017
Land	$208.0	$193.8
Buildings	1,092.5	1,044.9
Leasehold improvements	1,860.2	1,690.2
Furniture, fixtures and equipment	3,003.3	2,735.4
Construction in progress	228.8	146.0
Total property, plant and equipment	6,392.8	5,810.3
Less: accumulated depreciation	3,192.1	2,694.5
Total property, plant and equipment, net	$3,200.7	$3,115.8

Depreciation expense was $542.0 million, $561.8 million, and $442.1 million for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.
Other Current Assets
Other current assets as of February 3, 2018 and January 28, 2017 consist of the following:

	February 3,	January 28,
(in millions)	2018	2017
Prepaid rent	$138.3	$1.9
Other accounts receivable	90.4	82.0
Prepaid store supplies	47.1	38.6
Other prepaid assets	33.4	23.4
Accounts receivable - divestiture-related	—	55.9
Total other current assets	$309.2	$201.8
Other Current Liabilities
Other current liabilities as of February 3, 2018 and January 28, 2017 consist of accrued expenses for the following:

	February 3,	January 28,
(in millions)	2018	2017
Taxes (other than income taxes)	$176.6	$163.1
Compensation and benefits	155.2	194.9
Insurance	105.4	101.7
Accrued interest	91.1	84.7
Accrued construction costs	45.0	30.3
Rent liabilities	34.1	36.1
Accrued utility expenses	23.9	21.2
Accrued repairs	18.8	18.3
Other	86.8	93.9
Total other current liabilities	$736.9	$744.2

Other Liabilities
Other long-term liabilities as of February 3, 2018 and January 28, 2017 consist of the following:

	February 3,	January 28,
(in millions)	2018	2017
Insurance	$230.2	$224.0
Deferred rent	136.5	122.6
Other	33.6	35.8
Total other long-term liabilities	$400.3	$382.4
NOTE 4 - INCOME TAXES
Total income taxes were allocated as follows:

	Year Ended
(in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Income from continuing operations	$(10.3)	$433.2	$165.8
Shareholders' equity, tax benefit on exercises/vesting of equity-based compensation	—	—	(12.8)
	$(10.3)	$433.2	$153.0
The provision for income taxes consists of the following:

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Federal - current	$439.3	$480.5	$126.9
State - current	23.8	79.5	14.6
Foreign - current	0.3	0.8	0.5
Total current	$463.4	$560.8	$142.0

Federal - deferred	(456.0)	(37.7)	7.4
State - deferred	(17.7)	(89.9)	3.3
Foreign - deferred	—	—	13.1
Total deferred	$(473.7)	$(127.6)	$23.8
Included in current tax expense for the years ended February 3, 2018, January 28, 2017 and January 30, 2016, are amounts related to uncertain tax positions associated with temporary differences, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes.

A reconciliation of the statutory federal income tax rate and the effective rate follows:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Statutory tax rate	33.7%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal income tax benefit	2.5	3.0	3.0
Work Opportunity Tax Credit	(1.3)	(1.6)	(3.8)
State tax election	—	(1.4)	—
Deferred tax rate change	(0.6)	(1.6)	—
Incremental tax benefit of exercises/vesting of equity-based compensation	(0.8)	(0.6)	—
International taxes	—	—	(4.5)
Change in valuation allowance	(0.1)	0.1	4.1
Nondeductible acquisition costs	—	—	1.5
Tax Cuts and Jobs Act	(33.0)	—	—
Other, net	(1.0)	(0.3)	1.7
Effective tax rate	(0.6)%	32.6%	37.0%
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, including a provision that allows the full expensing of certain qualified property and adds limitations on the deductibility of certain executive compensation. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, the 2017 statutory tax rate is 33.7%, as the Company's fiscal year 2017 includes 34 days in calendar year 2018. Also, the effective tax rate includes a $562.0 million benefit resulting from the re-measurement of the Company's net deferred tax liabilities, primarily related to the Family Dollar trade name, to reflect the lower statutory rate of 21%.
Income Tax Accounting Implications of the Tax Cuts and Jobs Act
On December 22, 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the TCJA, in effect allowing companies to record provisional amounts during a measurement period not to exceed one year from the enactment date. Pursuant to the disclosure provisions of SAB 118, as of February 3, 2018, the Company has not completed its analysis of all of the effects of the TCJA. The Company has evaluated the tax on the mandatory deemed repatriation of undistributed foreign earnings and profits and determined that it is not material; however, the federal corporate tax rate may be affected by other analyses related to the TCJA including, but not limited to, federal temporary differences resulting from accounting method changes or other adjustments. Additionally, future guidance from the Internal Revenue Service ("IRS"), SEC, or the FASB could result in changes to the Company's accounting for the tax effects of the TCJA.
The Company's analyses of the following items is not complete. For certain items a provisional adjustment has been reflected in the tax provision; however, for other items, the Company has not been able to make a reasonable estimate of the impact of the TCJA; therefore, no adjustments are included in the tax provision as of February 3, 2018.
Items with Provisional Adjustments

•
Net Deferred Tax Liability Valuation. The valuation of the net deferred tax liability is dependent upon the future tax rate. While the Company is able to make a reasonable estimate of the impact of the reduction in the statutory federal corporate tax rate, the rate may be affected by other analyses related to the TCJA including, but not limited to, federal temporary differences resulting from accounting method changes or other adjustments.

•
Acceleration of Depreciation. While the Company has not completed its determination of all capital expenditures that qualify for immediate expensing, the Company recorded a provisional benefit for the year ended February 3, 2018 based on its current intent to fully expense all qualifying expenditures.

•
Executive Compensation. Effective for tax years beginning after December 31, 2017, the performance-based compensation exception to the $1.0 million deduction limitation of Internal Revenue Code Section 162(m) was repealed and the employees subject to the $1.0 million deduction limitation are revised to include the chief executive officer, the chief financial officer and the next three most highly compensated employees required to be reported in the Company's proxy statement. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation agreements entered into after November 2, 2017, even if performance-based, will count toward the $1.0 million annual deduction limit if paid to an executive subject to 162(m). The Company has not yet completed its analysis of the binding contract requirement on the Company's various compensation plans to determine the impact of the law change.

•
Effect of State Taxes. The Company remeasured certain deferred tax assets and liabilities to account for the reduction in the future federal benefit from state deferred tax assets and liabilities. The Company was able to make a reasonable estimate of the impact of the TCJA on state taxes. However, at this stage it is unclear how many states will incorporate the federal law changes, or portions thereof, into their tax codes from the TCJA. Future guidance from states could result in changes to the Company's accounting for the tax effects of the TCJA.

Items without Provisional Adjustments

•
Global Intangible Low-Taxed Income ("GILTI"). The Company has not yet made a policy election with respect to its treatment of potential GILTI. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is still in the process of analyzing the provisions of the TCJA associated with GILTI and the expected impact of GILTI on the Company in the future.

Foreign Taxes
United States income taxes have not been provided on accumulated but undistributed earnings of the Company's foreign subsidiaries as the Company intends to permanently reinvest earnings. The Company does not consider the tax on the mandatory deemed repatriation of undistributed foreign earnings and profits to be material.
Deferred Income Taxes
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

Significant components of the Company's net deferred tax assets (liabilities) follow:

(in millions)	February 3, 2018	January 28, 2017
Deferred tax assets:
Deferred rent	$42.7	$59.9
Accrued expenses	17.8	71.4
Net operating losses and credit carryforwards	75.6	71.4
Accrued compensation expense	23.2	71.3
State tax election	22.8	20.4
Other	—	3.4
Total deferred tax assets	182.1	297.8
Valuation allowance	(38.6)	(49.7)
Deferred tax assets, net	143.5	248.1
Deferred tax liabilities:
Property and equipment	(218.5)	(331.3)
Other intangibles	(880.5)	(1,368.7)
Inventory	(27.1)	(7.0)
Other	(2.6)	—
Total deferred tax liabilities	(1,128.7)	(1,707.0)
Net deferred tax liability	$(985.2)	$(1,458.9)
Deferred tax liabilities have been provided for the tax effects of the differences between the book and tax bases in the assets acquired from Family Dollar. The decrease in the deferred tax liability was primarily related to the tax effects of the decrease in the federal corporate rate from 35% to 21% as part of the TCJA.
At February 3, 2018, the Company had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling approximately $75.6 million. These carryforwards will expire, if not utilized, beginning in 2018 through 2037.
A valuation allowance of $38.6 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards, net operating loss and capital loss carryforwards. Since January 28, 2017, the valuation allowance has been decreased primarily as a result of the expiration of certain state tax credit carryforwards and the decreased valuation allowance on capital loss carryforwards. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.
Uncertain Tax Positions
The Company is participating in the IRS Compliance Assurance Program (“CAP”) for the 2017 fiscal year and will participate in the program for fiscal year 2018. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. The Company's federal tax returns have been examined and all issues have been settled through the fiscal 2016 tax year; however, the federal statute of limitations is still open for Family Dollar's tax returns for the fiscal year ended August 30, 2014 and the tax year ended July 6, 2015. Several states completed their examinations during fiscal 2017. In general, fiscal years 2014 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to 2014 for some states.
The balance for unrecognized tax benefits at February 3, 2018 was $43.8 million. The total amount of unrecognized tax benefits at February 3, 2018 that, if recognized, would affect the effective tax rate was $37.8 million (net of the federal tax benefit).

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

(in millions)	February 3, 2018	January 28, 2017
Beginning Balance	$71.2	$71.4
Additions, based on tax positions related to current year	2.5	5.9
Additions for tax positions of prior years	9.8	3.7
Reductions for tax positions of prior years	(31.7)	—
Settlements	(2.9)	(2.2)
Lapses in statutes of limitation	(5.1)	(7.6)
Ending balance	$43.8	$71.2
The Company believes it is reasonably possible that $7.0 million to $15.0 million of the reserve for uncertain tax positions may be reduced during the next 12 months principally as a result of the effective settlement of outstanding issues. It is also possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. The Company does not expect any change to have a significant impact to its consolidated financial statements.
As of February 3, 2018, the Company has recorded a liability for potential interest and penalties of $5.8 million.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
Future minimum lease payments under noncancelable store and distribution center operating leases are as follows:

(in millions)
2018	$1,381.5
2019	1,244.6
2020	1,030.3
2021	894.6
2022	695.8
Thereafter	2,156.4
Total minimum lease payments	$7,403.2
The above future minimum lease payments include amounts for leases that were signed prior to February 3, 2018 for stores that were not open as of February 3, 2018.
Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $0.9 million under operating leases.
Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases included in the accompanying consolidated income statements are as follows:

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Minimum rentals	$1,343.5	$1,276.6	$993.6
Contingent rentals	5.2	6.3	5.5

Purchase Obligations
The Company has commitments totaling approximately $130.3 million related to legally binding agreements for software licenses and support, telecommunication services and store technology assets and maintenance for its stores.
Letters of Credit
The Company is a party to three Letter of Credit Reimbursement and Security Agreements providing $120.0 million, $110.0 million, and $100.0 million, respectively, for letters of credit. Letters of credit under these agreements are generally issued for the routine purchase of imported merchandise and approximately $168.0 million was committed to these letters of credit at February 3, 2018.
At February 3, 2018, the Company also had approximately $158.2 million in standby letters of credit that serve as collateral for its large-deductible insurance programs and expire in fiscal 2018.
Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company's stores and self-insured insurance programs. These bonds total approximately $86.2 million and are committed through various dates through fiscal 2020.
Build-to-Suit Lease and Related Bonds
In May 2017 the Company entered into a long-term property lease ("Missouri Lease") which includes land and the construction of a 1.0 million square foot distribution center in Warrensburg, Missouri ("Distribution Center Project"). The Distribution Center Project is expected to be complete in 2018. The Missouri Lease commenced upon its execution in May 2017 and expires on December 1, 2032. The Company has two options to extend the Missouri Lease term for up to a combined additional ten years. Following the expiration of the lease, the property reverts back to the Company.
In addition to being a party to the Missouri Lease, the Company is also the owner of bonds which were issued in May 2017, are secured by the Missouri Lease and expire December 1, 2032 ("Missouri Bonds"). The Missouri Bonds are debt issued by the lessor in the Missouri Lease. Therefore, the Company holds the debt instrument pertaining to its Missouri Lease obligation.
The Company is deemed, for accounting purposes only, to be the owner of the Distribution Center Project including the building, even though it is not the legal owner. In connection with the Company's accounting for this transaction, the Company is capitalizing costs of construction as a build-to-suit property within "Property, plant and equipment, net." As of February 3, 2018, $53.7 million of costs were capitalized in construction in progress related to the Distribution Center Project. Because a legal right of offset exists, the Company is accounting for the Missouri Bonds as a reduction of its Missouri Lease obligation in the Consolidated Balance Sheets.
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
Dollar Tree Active Matters
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. The employee filed an amended complaint in which he abandoned his attempt to certify a nation-wide class of non-exempt distribution center employees for alleged improper calculation of overtime compensation. The Company removed this lawsuit to federal court. The court certified the case as a state-wide class action.
In April 2015, a former store manager filed a class action in California federal court alleging, among other things, that the Company failed to make wage statements readily available to employees who did not receive paper checks. On November 7, 2017, the jury found in favor of the Company. The plaintiff has filed an appeal from the verdict.
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
In August 2017, 43 current and former employees filed suit against the Company in state court in California alleging improper classification as exempt employees which they allege resulted in, among other things, their failure to receive overtime compensation, rest and meal periods, accurate wage statements, and final pay upon termination of employment. The Company has removed the case to federal court. The court ordered that each plaintiff refile his/her case individually so that the cases will be tried individually and not as a class.
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
In February 2018, a current store manager filed a statewide class action in Missouri state court alleging the Company’s store managers are improperly classified as exempt employees thereby entitling them to overtime pay, liquidated damages and damages for unjust enrichment.
Several lawsuits were filed recently against Dollar Tree, Family Dollar and their vendors alleging that personal powder products caused cancer. The Company does not believe the products it sold caused the illnesses. The Company believes these lawsuits are insured and it is seeking indemnification from third parties.
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
In June 2017, Dollar Tree and Family Dollar filed suit in chancery court in Delaware against Sycamore Partners and Dollar Express LLC alleging, among other things, fraud, fraudulent transfer, breach of contract, and unjust enrichment. The Company sought in excess of $52.0 million for the failure of Dollar Express to pay the Company for goods and services the Company provided to Sycamore’s Dollar Express stores. The Company also sought substantial damages for the unauthorized use of its marks. Sycamore and Dollar Express responded in part by denying liability and filing a counterclaim against the Company alleging the Company had successfully engaged in a scheme to put Dollar Express out of business, seeking more than $500 million in damages. The case has been resolved with Sycamore and Dollar Express paying the Company $35 million.

Family Dollar Active Matters
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
In December 2017, a former assistant store manager filed suit in California state court asserting PAGA claims on behalf of herself and other store managers and assistant store managers seeking wages for alleged off the clock work and alleged overtime, premium pay for alleged missed rest and meal breaks, penalties for alleged failure to provide accurate wage statements, alleged failure to maintain payroll records, and alleged failure to pay wages timely during and upon termination of employment.
In January 2018, a former store manager and a former assistant store manager filed suit in California state court asserting class claims on behalf of themselves and their respective classes seeking to recover alleged unpaid overtime and unpaid regular wages for time spent allegedly working off the clock, premium pay for allegedly receiving noncompliant rest and meal periods, penalties for allegedly receiving inaccurate wage statements and waiting time penalties for allegedly failing to pay all wages due upon termination of employment.
Family Dollar Resolved Matters
In 2008, a complaint was filed alleging discriminatory practices with respect to the pay of Family Dollar's female store managers. Among other things, the plaintiffs seek recovery of back pay, monetary and punitive remedies, interest, attorneys' fees, and equitable relief. In June 2016, the United States District Court in North Carolina ordered that the case be continued for merits discovery. The court also certified the case as a class action of approximately 30,000 current and former female store managers employed as far back as July 2002. A settlement has been reached in this case, has been properly recorded by the Company and has received approval from the court.
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

NOTE 6 - LONG-TERM DEBT
Long-term debt at February 3, 2018 and January 28, 2017 consists of the following:

	As of February 3, 2018		As of January 28, 2017
(in millions)	Principal	Unamortized Debt Premium and Issuance Costs	Principal	Unamortized Debt Premium and Issuance Costs
Forgivable Promissory Note	—	—	7.0	—
5.25% Acquisition Notes, due 2020	750.0	6.1	750.0	8.7
5.75% Acquisition Notes, due 2023	2,500.0	30.8	2,500.0	35.9
Term Loan A-1, interest payable at LIBOR, plus 1.50%, which was 3.08% at February 3, 2018	1,532.7	3.4	2,184.8	6.2
Term Loan B-2, fixed interest rate of 4.25%	650.0	8.6	650.0	10.4
Secured Senior Notes, fixed interest rate of 5.00%	300.0	(6.8)	300.0	(8.8)
$1.25 billion Tranche A Revolving Credit Facility, interest payable at LIBOR, plus 1.50%, which was 3.08% at February 3, 2018	—	12.6	—	17.6
Total	$5,732.7	$54.7	$6,391.8	$70.0
Maturities of long-term debt are as follows: 2018 - $915.9 million, 2019 - $165.9 million, 2020 - $1,200.9 million, 2021 - $300.0 million, 2022 - $650.0 million and after 2022 - $2,500.0 million.
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
The restriction in the Indentures on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other distributions regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the Indentures, no greater than 3.50 to 1.00. As of February 3, 2018, the Company's consolidated total net leverage ratio, as defined in the Indentures, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the Indentures do not restrict the ability of the Company to pay dividends.
On January 30, 2018, the Company provided an irrevocable notice to the 2020 Notes holders to call the $750.0 million 2020 Notes on March 1, 2018. In connection with the early redemption of the 2020 Notes, the Company recorded a make-whole premium of $9.8 million in "Interest expense, net" for the year ended February 3, 2018 in the accompanying consolidated income statements, which was payable on the call date of March 1, 2018. The Company paid the $759.8 million on March 1, 2018. In addition, the remaining $6.1 million of amortizable non-cash deferred financing costs at February 3, 2018 were fully expensed at the call date of March 1, 2018.
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
The restriction in the New Senior Secured Credit Facilities on the Company's ability to pay dividends is subject to certain significant exceptions, including an exception that permits the Company to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, the Company would have a consolidated total net leverage ratio, as defined under the New Senior Secured Credit Facilities, no greater than 3.50 to 1.00. As of February 3, 2018, the Company's consolidated total net leverage ratio, as defined in the New Senior Secured Credit Facilities, was below 3.50 to 1.00. So long as the Company's consolidated total net leverage ratio remains below 3.50 to 1.00, the New Senior Secured Credit Facilities do not restrict the ability of the Company to pay dividends.
On June 11, 2015, the Company amended the terms of the New Senior Secured Credit Facilities to refinance the Term Loan B tranche with $3.3 billion of floating-rate Term Loan B-1 and $650.0 million of 4.25% fixed-rate Term Loan B-2. The Company incurred charges on the amendment of $69.1 million, comprised of a 1.0% prepayment penalty and the write-off of the debt discount and related debt-issuance costs. These charges were recorded in "Interest expense, net" for the year ended January 30, 2016 in the accompanying consolidated income statements.
The loans under the Term Loan A tranche and the New Revolving Credit Facility bore interest at LIBOR plus 2.25% per annum (or a base rate plus 1.25%) and the Term Loan B-1 of the New Senior Secured Credit Facilities bore interest at LIBOR plus 2.75% per annum (or a base rate plus 1.75%). The Term Loan B-1 tranche was subject to a “LIBOR floor” of 0.75%. The Term Loan A tranche of the New Term Loan Facilities required quarterly amortization payments of 1.25% of the original principal amount thereof in the first year following the Acquisition Date, 2.5% of the original principal amount thereof in the second year following the Acquisition Date, and 3.75% of the original principal amount thereof thereafter. The Term Loan B-1 required quarterly amortization payments of 0.25% of the original principal amount thereof after the Acquisition Date and the Term Loan B-2 does not require amortization payments prior to maturity. The New Term Loan Facilities, excluding the Term Loan B-2, also required mandatory prepayments in connection with certain asset sales and out of excess cash flow, among other things, and were subject in each case to certain significant exceptions. The Company was required to pay certain commitment fees in connection with the New Revolving Credit Facility. Additionally, the Term Loan B-1 required the Company to pay a 1.0% prepayment fee if the loans thereunder were subject to certain repricing transactions before June 11, 2016. The Term Loan B-2 required the Company to pay a 2.0% prepayment fee if it was repaid in the second year after the refinance date and requires the Company to pay a 1.0% prepayment fee if it is repaid in the third year after the refinance date.
On January 26, 2016, the Company prepaid $1.0 billion of its $3.3 billion Term Loan B-1. The prepayment resulted in an acceleration of the amortization of debt-issuance costs of $19.0 million.
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
Loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche bore interest at LIBOR plus 1.75% annually (or a base rate plus 0.75%) until the Company delivered its quarterly compliance certificate to the lenders outlining its secured net leverage ratio for the quarter ended January 28, 2017. Prior to that date, the Company paid a commitment fee on the unused portion of the Tranche A Revolving Credit Facility of 0.30% annually. After January 28, 2017, loans made under the Tranche A Revolving Credit Facility or the Term Loan A-1 tranche bear interest at LIBOR plus 1.50% to 2.25% or at a base rate plus 0.50% to 1.25% and the Company pays a commitment fee on the unused portion of the Tranche A Revolving Credit Facility ranging from 0.25% to 0.375% (in each case, determined based on the Company’s secured net leverage ratio).
Beginning on January 13, 2017, loans made under the Term Loan A-1 tranche required quarterly amortization payments of 1.25% of the original principal amount until April 15, 2017. After April 15, 2017, loans made under the Term Loan A-1 tranche require quarterly amortization payments of 1.875% of the original principal amount.
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
On July 27, 2017, the Company prepaid $500.0 million of the then outstanding $2.2 billion under the Term Loan A-1. The prepayment resulted in an acceleration of the amortization of debt-issuance costs associated with the Term Loan A-1 of $1.2 million.

Secured Senior Notes
As a result of the Acquisition, the Company assumed the liability for $300.0 million of 5.0% unsecured senior notes due February 1, 2021 which were issued by Family Dollar on January 28, 2011 through a public offering. These notes became equally and ratably secured on the Acquisition Date. The Company may retire the notes early at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the present value of the remaining scheduled payments of principal and interest at a specified treasury rate as of the redemption date plus 30 basis points, plus, in either case, accrued and unpaid interest up to the redemption date.
Forgivable Promissory Note
In 2012, the Company entered into a promissory note with the state of Connecticut under which the state loaned the Company $7.0 million in connection with the Company's acquisition, construction and installation of land, building, machinery and equipment for the Company's distribution facility in Windsor, Connecticut. Under this agreement, if certain performance targets were met, the loan and related interest would be forgiven. In the fourth quarter of fiscal 2017, the Company received notice from the state of Connecticut that the performance targets had been met and the loan had been forgiven. To reflect the loan being forgiven, a $7.4 million non-operating gain was recorded in "Other (income) expense, net" in the consolidated income statement.
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
Debt Covenants
As of February 3, 2018, the Company was in compliance with its debt covenants.
NOTE 7 - SHAREHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at February 3, 2018 and January 28, 2017.
Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	Year Ended
	February 3,	January 28,	January 30,
(in millions, except per share data)	2018	2017	2016
Basic net income per share:
Net income	$1,714.3	$896.2	$282.4
Weighted average number of shares outstanding	236.8	235.7	222.5
Basic net income per share	$7.24	$3.80	$1.27
Diluted net income per share:
Net income	$1,714.3	$896.2	$282.4
Weighted average number of shares outstanding	236.8	235.7	222.5
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.9	1.1	1.0
Weighted average number of shares and dilutive potential shares outstanding	237.7	236.8	223.5
Diluted net income per share	$7.21	$3.78	$1.26

At February 3, 2018, January 28, 2017 and January 30, 2016, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Share Repurchase Programs
The Company repurchases shares on the open market and under Accelerated Share Repurchase agreements. The Company did not repurchase any shares of common stock in fiscal 2017, fiscal 2016 or fiscal 2015. At February 3, 2018, the Company had $1.0 billion remaining under Board repurchase authorization.
NOTE 8 – EMPLOYEE BENEFIT PLANS
Dollar Tree Retirement Savings Plan
The Company maintains a defined contribution profit sharing and 401(k) plan which is available to all United States-based employees over 21 years of age who have completed one year of service in which they have worked at least 1,000 hours. Eligible employees may make elective salary deferrals. The Company may make contributions at its discretion.
Prior to January 1, 2017, the Company maintained a defined contribution 401(k) plan which was available to all eligible Family Dollar employees and was known as the Family Dollar Employee Savings and Retirement Plan and Trust ("Family Dollar Plan"). The Family Dollar Plan provided the ability for the Company to make contributions at its discretion. Effective January 1, 2017, all the assets of the Family Dollar Plan were merged into the Dollar Tree Retirement Savings Plan, which was formerly named the Dollar Tree Inc. Affiliates and Subsidiaries Profit Sharing and 401(k) Retirement Plan.
Contributions to and reimbursements by the Company of expenses of the plans in the accompanying consolidated income statements were as follows:

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Dollar Tree Retirement Savings Plan, formerly Dollar Tree Inc. Affiliates and Subsidiaries Profit Sharing and 401(k) Retirement Plan	$52.9	$39.9	$36.6
Family Dollar Employee Savings and Retirement Plan and Trust	—	9.2	6.2
Total	$52.9	$49.1	$42.8
Of the total expense above, $7.8 million, $7.9 million and $7.4 million was included in "Cost of sales" in the accompanying consolidated income statements for the years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively, with the remaining expense included in "Selling, general and administrative expenses" in the accompanying consolidated income statements.
Eligible employees vest in the Company’s profit sharing contributions based on the following schedule:

•	20% after two years of service
•	40% after three years of service
•	60% after four years of service
•	100% after five years of service
All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.

Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts. The plan is a nonqualified plan and the Company does not make contributions to this plan or guarantee earnings. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at either specified future dates, or upon separation of service or death. Total cumulative participant deferrals and earnings were approximately $15.0 million and $14.6 million at February 3, 2018 and January 28, 2017, respectively, and are included in "Other liabilities" on the accompanying consolidated balance sheets. The related assets are included in "Other assets" on the accompanying consolidated balance sheets. The plan was formerly named the Family Dollar Compensation Deferral Plan and effective June 15, 2017, was renamed the Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan.
Dollar Tree, Inc. Supplemental Deferred Compensation Plan
The Company has a deferred compensation plan which, prior to January 1, 2017, provided certain Dollar Tree officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts. The plan is a nonqualified plan and the Company could have made discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death. Total cumulative participant deferrals and earnings were $5.7 million and $5.2 million at February 3, 2018 and January 28, 2017, respectively, and are included in "Other liabilities" on the accompanying consolidated balance sheets. The related assets are included in "Other assets" on the accompanying consolidated balance sheets. The Company did not make any discretionary contributions in the years ended February 3, 2018, January 28, 2017, or January 30, 2016.
Effective December 31, 2016, the plan was frozen for contributions earned after calendar year 2016. The plan continues to exist and retains all contributions and earnings previously allocated to it. Participants can continue to make investment and distribution election changes. All contributions earned on or after January 1, 2017 are allocated to the Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan.
NOTE 9 - STOCK-BASED COMPENSATION PLANS
Fixed Stock Option Compensation Plans
Under the Company's 2011 Omnibus Incentive Plan ("Omnibus Plan"), the Company may grant to the Company’s employees, including executive officers and independent contractors, up to 4.0 million shares of its Common Stock plus any shares available under former plans which were previously approved by the shareholders. The Omnibus Plan permits the Company to grant equity awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonuses, performance units, non-employee director stock options and other equity-related awards. These awards generally vest over a three-year period with a maximum term of 10 years.
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
The 2013 Director Deferred Compensation Plan permits any of the Company's directors who receive a retainer or other fees for Board or Board committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of the Company's common stock, or receive all or a portion of such fees in non-statutory stock options. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the closing market price of a share of the Company's common stock on the date of deferral. The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of the Company's common stock. The exercise price will equal the fair market value of the Company's common stock at the date the option is issued. The options are fully vested when issued and have a term of 10 years.
In conjunction with the Acquisition, the Company assumed the Family Dollar Stores, Inc. 2006 Incentive Plan (the "2006 Plan"). The 2006 Plan permitted the granting of a variety of compensatory award types, including stock options and performance share rights.

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
Restricted Stock
In connection with the Acquisition, unvested Family Dollar RSUs that were outstanding prior to the Acquisition were converted into unvested Dollar Tree RSUs with the same substantive terms and conditions as were applicable to the Family Dollar RSUs, in respect of a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar RSUs by 1.0000 (the "Award Exchange Ratio"). The Company converted approximately 0.1 million unvested Family Dollar RSUs into unvested Dollar Tree RSUs at the date of Acquisition and recognized $0.7 million, $1.8 million and $2.8 million of expense related to these RSUs in 2017, 2016 and 2015, respectively.
The Company granted 0.5 million, 0.5 million and 0.3 million service-based RSUs, net of forfeitures in 2017, 2016 and 2015, respectively, from the Omnibus Plan to the Company’s employees and officers. The fair value of all of these RSUs is being expensed ratably over the three-year vesting periods, or shorter periods based on the retirement eligibility of certain grantees. The fair value was determined using the Company’s closing stock price on the date of grant. The Company recognized $32.2 million, $28.2 million and $22.6 million of expense related to service-based RSUs during 2017, 2016 and 2015, respectively. As of February 3, 2018, there was approximately $35.6 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 20.3 months.
In 2017, the Company granted 0.3 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2017. The Company met these performance targets in fiscal 2017; therefore, the fair value of these RSUs of $19.7 million is being expensed over the related three-year service period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $13.7 million of expense related to these RSUs in 2017. The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2016, the Company granted 0.2 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2016. The Company met these performance targets in fiscal 2016; therefore, the fair value of these RSUs of $17.1 million is being expensed over the related three-year service period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $2.0 million and $11.4 million of expense related to these RSUs in 2017 and 2016, respectively. The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2015, the Company granted 0.1 million RSUs from the Omnibus Plan to certain officers of the Company, contingent on the Company meeting certain performance targets in 2015. The Company met these performance targets in fiscal 2015; therefore, the fair value of these RSUs of $11.3 million is being expensed over the related three-year service period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $1.0 million, $1.8 million and $8.7 million of expense related to these RSUs in 2017, 2016 and 2015, respectively. The fair value of these RSUs was determined using the Company’s closing stock price on the grant date.
In 2017, the Company granted RSUs with an estimated fair value of $4.6 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 29, 2017 and ending on January 31, 2020. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The estimated fair value of these RSUs is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $2.6 million of expense related to these RSUs in 2017. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2016, the Company granted RSUs with an estimated grant date fair value of $3.2 million from the Omnibus Plan to certain officers of the Company. Each officer has the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on January 31, 2016 and ending on February 2, 2019. Provided the vesting conditions are satisfied, the awards will vest at the end of the performance period. The current estimated fair value of these RSUs of $3.2 million is being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.5 million and $2.0 million of expense related to these RSUs in 2017 and 2016, respectively. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.

In 2015, the Company granted RSUs with an estimated fair value of $2.3 million from the Omnibus Plan to certain officers of the Company. Each officer had the opportunity to earn an amount between zero percent (0%) and two hundred percent (200%) of the individual target award contingent on the Company meeting certain performance targets for the period beginning on February 1, 2015 and ending on February 3, 2018. The estimated fair value was being expensed over the performance period or a shorter period based on the retirement eligibility of the grantee. The Company recognized $0.8 million, $2.3 million and $1.4 million of expense related to these RSUs in 2017, 2016 and 2015, respectively. The estimated fair value of these RSUs was determined using the Company's closing stock price on the grant date.
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
In 2012, the Company granted 0.2 million RSUs with a fair value of $10.0 million from the Omnibus Plan to the Chief Executive Officer of the Company, contingent on the Company meeting certain performance targets for the period beginning July 29, 2012 and ending on August 3, 2013 and the grantee completing a five-year service requirement. The fair value of these RSUs was being expensed ratably over the five-year vesting period. The Company recognized $0.7 million, $2.0 million and $2.0 million of expense related to these RSUs in 2017, 2016 and 2015, respectively. The fair value of these RSUs was determined using the Company's closing stock price on the grant date.
In 2015, the Company granted 0.1 million service-based RSUs with a fair value of $7.9 million from the Omnibus Plan. The estimated fair value of these RSUs is being expensed ratably over the three-year vesting period. The Company recognized $1.6 million, $2.0 million and $1.0 million of expense related to these RSUs in 2017, 2016 and 2015, respectively.
On March 18, 2016, the Company granted approximately 0.1 million RSUs with a fair value of $5.0 million from the Omnibus Plan to the President of the Company, contingent on the Company meeting certain performance targets for the period beginning January 31, 2016 and ending on February 2, 2019 and the grantee completing a five-year service requirement. The fair value of these RSUs is being expensed ratably over the five-year vesting period. The Company recognized $1.0 million and $0.8 million of expense related to these RSUs in 2017 and 2016, respectively. The fair value of these RSUs was determined using the Company's closing stock price on the grant date.
The following table summarizes the status of RSUs as of February 3, 2018, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2017	1,619,501	$73.43
Granted	890,371	78.63
Vested	(891,791)	67.61
Forfeited	(92,829)	79.21
Nonvested at February 3, 2018	1,525,252	$79.37

In connection with the vesting of RSUs in 2017, 2016 and 2015, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $27.4 million, $21.9 million and $21.6 million, respectively. The total fair value of the restricted shares vested during the years ended February 3, 2018, January 28, 2017 and January 30, 2016 was $60.3 million, $42.4 million and $36.8 million, respectively.
Stock Options
In 2017, 2016 and 2015, a director elected to defer his compensation into stock options under the 2013 Director Deferred Compensation Plan. These options vest immediately and are expensed on the grant date. In 2016, the Company granted 0.2 million stock options with a fair value of $4.0 million from the Omnibus Plan to an officer of the Company. The fair value of these stock options will be expensed over the five-year vesting period. The Company recognized $1.3 million of expense related to these stock options in 2017. The Company did not recognize any expense related to these stock options in 2016.
In connection with the Acquisition, options to purchase Family Dollar common stock ("Family Dollar Options") that were outstanding prior to the Acquisition were converted into options to purchase, on the same substantive terms and conditions as were applicable to Family Dollar Options, a number of shares of common stock of the Company determined by multiplying the number of shares of Family Dollar common stock subject to such Family Dollar Options by 1.0000 (the "Award Exchange Ratio"), at an exercise price per share equal to the per share exercise price for the shares of Family Dollar common stock otherwise purchasable pursuant to the Family Dollar Options divided by the Award Exchange Ratio. The Company converted approximately 1.5 million Family Dollar vested and unvested options into equivalent options to purchase Dollar Tree Common Stock at the date of Acquisition and recognized $1.3 million, $2.6 million and $6.2 million of expense related to these options in 2017, 2016 and 2015, respectively. Stock options are valued using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.
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
Amounts for options granted in 2017 and 2015 are immaterial.

The following tables summarize information about options outstanding at February 3, 2018 and changes during the year then ended.

Stock Option Activity
	February 3, 2018
		Weighted
		Average	Weighted	Aggregate
		Per Share	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Term	(in millions)
Outstanding, beginning of period	1,041,435	$62.38
Granted	8,525	83.54
Exercised	(494,411)	53.85
Forfeited	(32,466)	73.01
Outstanding, end of period	523,083	$70.14	5.00	$20.2
Options vested at February 3, 2018	288,698	$66.56	4.25	$12.2
Options exercisable at end of period	288,698	$66.56	4.25	$12.2

	Options Outstanding			Options Exercisable
	Options			Options
Range of	Outstanding	Weighted Avg.	Weighted Avg.	Exercisable	Weighted Avg.
Exercise	at February 3,	Remaining	Exercise	at February 3,	Exercise
Prices	2018	Contractual Life	Price	2018	Price
$19.93 to $48.30	47,807	3.6	$32.36	47,807	$32.36
$48.31 to $68.70	33,030	2.0	57.95	30,108	57.53
$68.71 to $76.86	236,157	1.2	72.90	54,832	69.10
$76.87 to $78.45	185,805	6.7	76.98	138,465	76.98
$78.46 to $107.31	20,284	6.7	84.19	17,486	85.06
$19.93 to $107.31	523,083	5.0	$70.14	288,698	$66.56
The intrinsic value of options exercised during 2017, 2016 and 2015 was approximately $18.3 million, $11.8 million and $13.2 million, respectively.
Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 8,707,692 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 5,138,468 shares as of February 3, 2018.
The fair value of the employees' purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Expected term	3 months	3 months	3 months
Expected volatility	10.9%	14.6%	13.2%
Annual dividend yield	—%	—%	—%
Risk free interest rate	1.1%	0.4%	0.2%

The weighted average per share fair value of purchase rights granted in 2017, 2016 and 2015 was $13.62, $13.43 and $11.65, respectively. Total expense recognized for these purchase rights was $2.0 million, $1.6 million and $1.0 million in 2017, 2016 and 2015, respectively.
NOTE 10 – SEGMENT REPORTING
The Company operates a chain of more than 14,800 retail discount stores in 48 states and five Canadian provinces. The Company's operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. The results of operations of Family Dollar are included in the Company's results of operations beginning on July 6, 2015.
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
Net sales by segment are as follows:

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Net sales:
Dollar Tree	$11,164.4	$10,138.7	$9,336.4
Family Dollar	11,081.1	10,580.5	6,162.0
Total net sales	$22,245.5	$20,719.2	$15,498.4
Gross profit by segment is as follows:

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Gross profit:
Dollar Tree	$3,998.5	$3,584.7	$3,249.3
Family Dollar	3,023.4	2,810.0	1,407.4
Total gross profit	$7,021.9	$6,394.7	$4,656.7

Depreciation and amortization expense by segment is as follows:

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Depreciation and amortization expense:
Dollar Tree	$251.8	$241.3	$223.4
Family Dollar	359.7	396.5	264.3
Total depreciation and amortization expense	$611.5	$637.8	$487.7
Operating income (loss) by segment is as follows:

	Year Ended
	February 3,	January 28,	January 30,
(in millions)	2018	2017	2016
Operating income (loss):
Dollar Tree	$1,481.9	$1,305.3	$1,080.5
Family Dollar	517.2	399.5	(30.8)
Total operating income	$1,999.1	$1,704.8	$1,049.7
Total assets by segment are as follows:

	As of
	February 3,	January 28,
(in millions)	2018	2017
Total assets:
Dollar Tree	$4,113.4	$3,705.5
Family Dollar	12,219.4	11,996.1
Total assets	$16,332.8	$15,701.6
Total goodwill by segment is as follows:

	As of
	February 3,	January 28,
(in millions)	2018	2017
Total goodwill:
Dollar Tree	$347.1	$345.4
Family Dollar	4,678.1	4,678.1
Total goodwill	$5,025.2	$5,023.5
Goodwill is reassigned between segments when stores are rebannered between segments. There were no stores rebannered between segments in 2017. In 2016, the Company reassigned $60.0 million of goodwill from Family Dollar to Dollar Tree as a result of rebannering.
NOTE 11 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 6, at February 3, 2018, the Company had outstanding $750.0 million principal amount of 5.25% Acquisition Notes due March 1, 2020 and $2,500.0 million principal amount of 5.75% Acquisition Notes due March 1, 2023, which are unsecured obligations of the Company and are also fully, unconditionally, jointly and severally guaranteed on an unsecured, unsubordinated basis, subject to certain exceptions, by certain of the Company's direct or indirect wholly-owned U.S. subsidiaries, including Family Dollar and certain of its subsidiaries. All of the subsidiaries, guarantor and non-guarantor, are 100%

owned by the parent. Supplemental condensed consolidated financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under Regulation S-X of the Securities and Exchange Commission (the "SEC"). The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups. The Company completed the exchange of the Acquisition Notes for registered notes with substantially identical terms on August 1, 2016.
On January 30, 2018, the Company provided an irrevocable notice to the 2020 Notes holders to call the $750.0 million 2020 Notes on March 1, 2018. In connection with the early redemption of the 2020 Notes, the Company recorded a make-whole premium of $9.8 million in "Interest expense, net" for the year ended February 3, 2018 in the accompanying consolidated income statements, which was payable on the call date of March 1, 2018. The Company paid the $759.8 million on March 1, 2018. In addition, the remaining $6.1 million of amortizable non-cash deferred financing costs at February 3, 2018 were fully expensed at the call date of March 1, 2018.
Condensed Consolidating Statements of Comprehensive Income

	Year Ended February 3, 2018
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$22,010.0	$358.8	$(123.3)	$22,245.5
Cost of sales	—	15,105.5	173.4	(55.3)	15,223.6
Gross profit	—	6,904.5	185.4	(68.0)	7,021.9
Selling, general and administrative expenses	6.1	4,922.5	162.2	(68.0)	5,022.8
Operating income (loss)	(6.1)	1,982.0	23.2	—	1,999.1
Interest expense (income), net	239.8	69.8	(7.8)	—	301.8
Other (income) expense, net	(0.1)	(7.5)	0.9	—	(6.7)
Income before income taxes	(245.8)	1,919.7	30.1	—	1,704.0
Provision for income taxes	(113.5)	87.2	16.0	—	(10.3)
Equity in earnings of subsidiaries	(1,846.6)	(14.2)	—	1,860.8	—
Net income	1,714.3	1,846.7	14.1	(1,860.8)	1,714.3
Other comprehensive income	5.3	1.6	5.3	(6.9)	5.3
Comprehensive income	$1,719.6	$1,848.3	$19.4	$(1,867.7)	$1,719.6

Condensed Consolidating Statements of Comprehensive Income (Continued)

	Year Ended January 28, 2017
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$20,506.9	$731.6	$(519.3)	$20,719.2
Cost of sales	—	14,178.1	584.4	(438.0)	14,324.5
Gross profit	—	6,328.8	147.2	(81.3)	6,394.7
Selling, general and administrative expenses	7.4	4,631.0	125.2	(73.7)	4,689.9
Operating (loss) income	(7.4)	1,697.8	22.0	(7.6)	1,704.8
Interest expense (income), net	316.8	66.3	(7.6)	—	375.5
Other (income) expense, net	7.4	(0.7)	0.8	(7.6)	(0.1)
Income (loss) before income taxes	(331.6)	1,632.2	28.8	—	1,329.4
Provision for income taxes	(133.3)	558.8	7.7	—	433.2
Equity in earnings of subsidiaries	(1,094.5)	(15.4)	—	1,109.9	—
Net income	896.2	1,088.8	21.1	(1,109.9)	896.2
Other comprehensive income	5.5	1.7	5.5	(7.2)	5.5
Comprehensive income	$901.7	$1,090.5	$26.6	$(1,117.1)	$901.7

	Year Ended January 30, 2016
		Guarantor	Non-Guarantor	Consolidation	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net sales	$—	$15,312.2	$737.6	$(551.4)	$15,498.4
Cost of sales	—	10,715.6	664.1	(538.0)	10,841.7
Gross profit	—	4,596.6	73.5	(13.4)	4,656.7
Selling, general and administrative expenses	48.4	3,505.5	62.5	(9.4)	3,607.0
Operating (loss) income	(48.4)	1,091.1	11.0	(4.0)	1,049.7
Interest expense (income), net	464.4	139.1	(4.1)	—	599.4
Other (income) expense, net	4.0	(0.2)	2.3	(4.0)	2.1
Income (loss) before income taxes	(516.8)	952.2	12.8	—	448.2
Provision for income taxes	(213.3)	361.6	17.5	—	165.8
Equity in earnings of subsidiaries	(585.9)	(31.1)	—	617.0	—
Net income (loss)	282.4	621.7	(4.7)	(617.0)	282.4
Other comprehensive loss	—	—	(9.0)	—	(9.0)
Comprehensive income	$282.4	$621.7	$(13.7)	$(617.0)	$273.4

Condensed Consolidating Balance Sheets

	February 3, 2018
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$133.2	$700.1	$264.5	$—	$1,097.8
Merchandise inventories, net	—	3,120.4	48.9	—	3,169.3
Current deferred tax assets, net	—	(7.9)	7.9	—	—
Due from intercompany, net	102.1	635.5	69.0	(806.6)	—
Other current assets	0.2	271.9	37.1	—	309.2
Total current assets	235.5	4,720.0	427.4	(806.6)	4,576.3
Property, plant and equipment, net	—	3,175.7	25.0	—	3,200.7
Assets available for sale	—	8.0	—	—	8.0
Goodwill	—	4,993.1	32.1	—	5,025.2
Favorable lease rights, net	—	375.3	—	—	375.3
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	4.8	—	—	4.8
Investment in subsidiaries	9,748.8	108.2	—	(9,857.0)	—
Intercompany note receivable	1,801.4	—	188.8	(1,990.2)	—
Due from intercompany, net	1,310.7	—	—	(1,310.7)	—
Other assets	—	42.3	2.9	(2.7)	42.5
Total assets	$13,096.4	$16,527.4	$676.2	$(13,967.2)	$16,332.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$915.9	$—	$—	$—	$915.9
Accounts payable	—	1,162.0	11.9	0.9	1,174.8
Due to intercompany, net	524.0	216.5	66.1	(806.6)	—
Income taxes payable	(27.2)	50.7	8.0	—	31.5
Other current liabilities	43.9	398.2	294.8	—	736.9
Total current liabilities	1,456.6	1,827.4	380.8	(805.7)	2,859.1
Long-term debt, net, excluding current portion	4,455.4	306.7	—	—	4,762.1
Unfavorable lease rights, net	—	100.0	—	—	100.0
Deferred tax liabilities, net	1.9	983.3	—	—	985.2
Income taxes payable, long-term	—	43.8	—	—	43.8
Due to intercompany, net	—	1,310.7	—	(1,310.7)	—
Intercompany note payable	—	1,990.2	—	(1,990.2)	—
Other liabilities	0.2	305.1	98.6	(3.6)	400.3
Total liabilities	5,914.1	6,867.2	479.4	(4,110.2)	9,150.5
Shareholders' equity	7,182.3	9,660.2	196.8	(9,857.0)	7,182.3
Total liabilities and equity	$13,096.4	$16,527.4	$676.2	$(13,967.2)	$16,332.8

Condensed Consolidating Balance Sheets (Continued)

	January 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
ASSETS
Current assets:
Cash and cash equivalents	$562.4	$139.2	$164.8	$—	$866.4
Short-term investments	—	—	4.0	—	4.0
Merchandise inventories, net	—	2,826.3	41.2	(1.7)	2,865.8
Current deferred tax assets, net	—	(9.3)	9.3	—	—
Due from intercompany, net	58.7	1,041.5	42.8	(1,143.0)	—
Other current assets	0.5	198.7	2.3	0.3	201.8
Total current assets	621.6	4,196.4	264.4	(1,144.4)	3,938.0
Property, plant and equipment, net	—	3,085.3	30.5	—	3,115.8
Assets available for sale	—	9.0	—	—	9.0
Goodwill	—	4,993.1	30.4	—	5,023.5
Favorable lease rights, net	—	468.6	—	—	468.6
Tradename intangible asset	—	3,100.0	—	—	3,100.0
Other intangible assets, net	—	5.1	—	—	5.1
Investment in subsidiaries	8,640.1	106.6	—	(8,746.7)	—
Intercompany note receivable	1,926.4	—	188.8	(2,115.2)	—
Due from intercompany, net	1,243.8	—	—	(1,243.8)	—
Other assets	—	41.3	3.3	(3.0)	41.6
Total assets	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$152.1	$—	$—	$—	$152.1
Accounts payable	—	1,105.9	14.7	(1.0)	1,119.6
Due to intercompany, net	969.6	121.5	51.9	(1,143.0)	—
Other current liabilities	66.4	470.5	207.3	—	744.2
Income taxes payable	(1.9)	91.0	0.9	—	90.0
Total current liabilities	1,186.2	1,788.9	274.8	(1,144.0)	2,105.9
Long-term debt, net, excluding current portion	5,853.9	315.8	—	—	6,169.7
Unfavorable lease rights, net	—	124.0	—	—	124.0
Deferred tax liabilities, net	2.0	1,456.9	—	—	1,458.9
Income taxes payable, long-term	—	71.2	—	—	71.2
Due to intercompany, net	—	1,243.8	—	(1,243.8)	—
Intercompany note payable	—	2,115.2	—	(2,115.2)	—
Other liabilities	—	377.5	8.1	(3.2)	382.4
Total liabilities	7,042.1	7,493.3	282.9	(4,506.2)	10,312.1
Shareholders' equity	5,389.8	8,512.1	234.5	(8,746.9)	5,389.5
Total liabilities and equity	$12,431.9	$16,005.4	$517.4	$(13,253.1)	$15,701.6

Condensed Consolidating Statements of Cash Flows

	Year Ended February 3, 2018
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$222.3	$1,908.5	$153.3	$(773.9)	$1,510.2
Cash flows from investing activities:
Capital expenditures	—	(631.0)	(1.2)	—	(632.2)
Proceeds from sale of restricted and unrestricted investments	—	—	4.0	—	4.0
Other	—	0.3	—	—	0.3
Net cash provided by (used in) investing activities	—	(630.7)	2.8	—	(627.9)
Cash flows from financing activities:
Principal payments for long-term debt	(659.1)	—	—	—	(659.1)
Dividends paid	—	(716.9)	(57.0)	773.9	—
Proceeds from stock issued pursuant to stock-based compensation plans	35.0	—	—	—	35.0
Cash paid for taxes on exercises/vesting of stock-based compensation	(27.4)	—	—	—	(27.4)
Net cash used in financing activities	(651.5)	(716.9)	(57.0)	773.9	(651.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.6	—	0.6
Net (decrease) increase in cash and cash equivalents	(429.2)	560.9	99.7	—	231.4
Cash and cash equivalents at beginning of period	562.4	139.2	164.8	—	866.4
Cash and cash equivalents at end of period	$133.2	$700.1	$264.5	$—	$1,097.8

Condensed Consolidating Statements of Cash Flows (continued)

	Year Ended January 28, 2017
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by operating activities	$2,022.9	$1,121.1	$71.5	$(1,542.2)	$1,673.3
Cash flows from investing activities:
Capital expenditures	—	(563.4)	(1.3)	—	(564.7)
Purchase of restricted investments	—	(36.1)	—	—	(36.1)
Proceeds from sale of restricted investments	—	118.1	—	—	118.1
Other	—	(0.9)	—	—	(0.9)
Net cash used in investing activities	—	(482.3)	(1.3)	—	(483.6)
Cash flows from financing activities:
Principal payments for long-term debt	(4,036.2)	—	—	—	(4,036.2)
Proceeds from long-term debt, net of discount	2,962.5	—	—	—	2,962.5
Repayments of revolving credit facility	(140.0)	—	—	—	(140.0)
Proceeds from revolving credit facility	140.0	—	—	—	140.0
Net intercompany note activity	(400.0)	400.0	—	—	—
Dividends paid	—	(1,536.5)	(23.0)	1,559.5	—
Proceeds from stock issued pursuant to stock-based compensation plans	41.5	—	—	—	41.5
Cash paid for taxes on exercises/vesting of stock-based compensation	(22.2)	—	—	—	(22.2)
Other	(6.1)	—	—	—	(6.1)
Net cash used in financing activities	(1,460.5)	(1,136.5)	(23.0)	1,559.5	(1,060.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.1	—	1.1
Net (decrease) increase in cash and cash equivalents	562.4	(497.7)	48.3	17.3	130.3
Cash and cash equivalents at beginning of period	—	636.9	116.5	(17.3)	736.1
Cash and cash equivalents at end of period	$562.4	$139.2	$164.8	$—	$866.4

Condensed Consolidating Statements of Cash Flows (continued)

	Year Ended January 30, 2016
		Guarantor	Non-Guarantor	Consolidating	Consolidated
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Company
Net cash provided by (used in) operating activities	$765.1	$720.8	$(19.4)	$(664.0)	$802.5
Cash flows from investing activities:
Capital expenditures	—	(475.7)	(4.8)	—	(480.5)
Acquisition of Family Dollar, net of common stock issued, equity compensation and cash acquired	(6,833.0)	207.3	98.0	—	(6,527.7)
Other	—	(7.5)	37.3	—	29.8
Net cash provided by (used in) investing activities	(6,833.0)	(275.9)	130.5	—	(6,978.4)
Cash flows from financing activities:
Principal payments for long-term debt	(4,991.5)	(935.2)	—	—	(5,926.7)
Proceeds from long-term debt, net of discount	12,130.2	—	—	—	12,130.2
Net intercompany note activity	(1,109.6)	1,109.6	—	—	—
Dividends paid	—	(646.7)	—	646.7	—
Debt-issuance costs	(159.8)	—	—	—	(159.8)
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.6)	—	—	—	(21.6)
Other	26.7	—	—	—	26.7
Net cash provided by (used in) financing activities	5,874.4	(472.3)	—	646.7	6,048.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net (decrease) increase in cash and cash equivalents	(193.5)	(27.4)	110.2	(17.3)	(128.0)
Cash and cash equivalents at beginning of period	193.5	664.3	6.3	—	864.1
Cash and cash equivalents at end of period	$—	$636.9	$116.5	$(17.3)	$736.1

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth certain items from the Company's unaudited consolidated income statements for each quarter of fiscal year 2017 and 2016. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income per share data)	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017:
Net sales	$5,287.1	$5,281.2	$5,316.6	$6,360.6
Gross profit	$1,627.1	$1,627.8	$1,666.0	$2,101.0
Operating income (2)	$388.8	$419.5	$425.2	$765.6
Net income (3)	$200.5	$233.8	$239.9	$1,040.1
Diluted net income per share (3)	$0.85	$0.98	$1.01	$4.37
Stores open at end of quarter	14,482	14,581	14,744	14,835
Comparable store net sales change (4)	0.5%	2.4%	3.3%	2.5%
Fiscal 2016:
Net sales	$5,085.8	$4,996.3	$5,001.6	$5,635.3
Gross profit	$1,554.6	$1,512.4	$1,520.5	$1,807.0
Operating income	$418.7	$357.2	$342.4	$586.5
Net income	$232.7	$170.2	$171.6	$321.8
Diluted net income per share	$0.98	$0.72	$0.72	$1.36
Stores open at end of quarter	13,997	14,129	14,284	14,334
Comparable store net sales change (4)	2.2%	1.1%	1.8%	1.3%
(1) Easter was observed on April 16, 2017 and March 27, 2016.
(2) In the first and second quarters of 2017, the Company incurred $50.9 million and $2.6 million, respectively, in impairment charges related to its divestiture-related receivable from Dollar Express. In the fourth quarter of 2017, the Company settled a lawsuit with Dollar Express related to the divestiture, under which Dollar Express paid the Company $35.0 million of the impaired receivable.
(3) In the first, second and fourth quarters of 2017, net income and diluted net income per share were affected, net of tax, by the impairment charges and settlement, respectively, noted in (2) above, in the amounts of $31.6 million and $0.13 per share, $1.6 million and $0.01 per share, and $21.4 million and $0.09 per share, respectively.
In the fourth quarter of 2017, the Company reevaluated its workers' compensation insurance reserves. As a result of the effect of rebannered Family Dollar stores, among other factors, the Company determined that the Dollar Tree workers' compensation loss reserves were not as predictable as they were previously. Therefore, the Company concluded that it was no longer appropriate to discount these reserves. The increase in the Dollar Tree workers' compensation reserve resulting from the change to record the reserves on an undiscounted basis decreased fourth quarter 2017 net income and diluted net income per share by $8.0 million and $0.03 per share, respectively.
Also, on January 30, 2018, the Company provided an irrevocable notice to the holders of the $750.0 million 2020 Notes to call the 2020 Notes on March 1, 2018. In connection with the early redemption of the 2020 Notes, the Company recorded a redemption premium of $9.8 million, which was payable on the call date of March 1, 2018. The Company paid the $759.8 million on March 1, 2018. As a result of recording the redemption premium on the 2020 Notes, fourth quarter 2017 net income and diluted net income per share decreased by $6.2 million and $0.03 per share, respectively.
In addition, as a result of the enactment of the TCJA on December 22, 2017, fourth quarter 2017 net income and diluted net income per share increased by $583.7 million and $2.45 per share, respectively, in the fourth quarter of 2017.
(4) Both the Company's Dollar Tree stores and its acquired Family Dollar stores are included in the comparable store net sales calculation beginning in the fourth quarter of fiscal 2016; prior to that, only the Company's Dollar Tree stores were included in the comparable store net sales calculation.

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
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 3, 2018, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of February 3, 2018, the Company’s internal control over financial reporting is effective.
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

Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc.’s (the “Company”) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated income statements, statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Norfolk, Virginia
March 16, 2018

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree, Inc.'s Proxy Statement relating to our Annual Meeting of Shareholders to be held on June 21, 2018 (Proxy Statement), under the caption "Information Concerning Nominees, Directors and Executive Officers.”
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
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 43 of this Form 10-K.

2.
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The following exhibits, are filed as part of, or incorporated by reference into, this report.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of July 27, 2014, among Family Dollar Stores, Inc., Dollar Tree, Inc. and Dime Merger Sub, Inc.	8-K	2.1	7/29/2014
2.2		Amendment No. 1, dated as of September 4, 2014, to the Agreement and Plan of Merger, dated as of July 27, 2014, among Family Dollar Stores, Inc., Dollar Tree Inc. and Dime Merger Sub, Inc.	8-K	2.1	9/5/2014
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended Bylaws of Dollar Tree, Inc., effective March 15, 2018	8-K	3.1	3/16/2018
4.1		Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1		Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as Trustee, relating to the 5.250% Senior Notes due 2020	8-K	4.1	2/23/2015
4.2.2		First Supplemental Indenture, dated as of July 6, 2015, among Dollar Tree, Inc., the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U. S. Bank National Association, as Trustee, relating to the 5.250% Senior Notes due 2020	8-K	4.1	7/8/2015
4.3.1		Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as Trustee, relating to the 5.750% Senior Notes due 2023	8-K	4.2	2/23/2015
4.3.2		First Supplemental Indenture, dated as of July 6, 2015, among Dollar Tree, Inc., the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U. S. Bank National Association, as Trustee, relating to the 5.750% Senior Notes due 2023	8-K	4.2	7/8/2015
4.4.1		Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, relating to the 5.250% Senior Notes due 2020	8-K	4.3	2/23/2015
4.4.2		Joinder by the Guarantors party thereto, dated as of July 6, 2015, to the Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, relating to the 5.250% Senior Notes due 2020	8-K	4.3	7/8/2015
4.5.1		Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, relating to the 5.750% Senior Notes due 2023	8-K	4.4	2/23/2015
4.5.2		Joinder by the Guarantors party thereto, dated as of July 6, 2015, to the Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, relating to the 5.750% Senior Notes due 2023	8-K	4.4	7/8/2015
10.1.1	*	2003 Non-Employee Director Stock Option Plan	DEF 14A	C	4/30/2003
10.1.2	*	Second Amendment to the 2003 Non-Employee Director Stock Option Plan	8-K	10.7	3/3/2008
10.1.3	*	Third Amendment to the 2003 Non-Employee Director Stock Option Plan	10-K	10.1	4/1/2008
10.2	*	Form of Consulting Agreement between the Company and certain members of the Board of Directors	8-K	10.1	2/3/2005

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.3	*	Form of Change in Control Retention Agreement, to be executed between the Company and the Chief Executive Officer; Chief Financial Officer; Sr. Vice President, Stores; Chief Merchandising Officer; Chief Logistics Officer; Chief People Officer; and Chief Information Officer	8-K	10.1	3/20/2007
10.4	*	Amended and Restated Severance Agreement, dated March 29, 2007, between the Company and Robert H. Rudman	10-K	10.6	4/4/2007
10.5.1	*	Post-Retirement Benefit Agreement, dated June 21, 2007, between the Company and H. Ray Compton	10-Q	10.3	9/12/2007
10.5.2	*	Letter Modification to Post-Retirement Benefit Agreement, dated October 10, 2013, between the Company and H. Ray Compton	10-K	10.14.2	3/14/2014
10.6	*	Amendments to the Company’s Stock Plans	8-K	10.5	1/23/2008
10.7	*	Policy for director compensation (as described in Item 1.01)	8-K	N/A	1/23/2008
10.8	*	Assignment and Assumption Agreement, dated February 27, 2008, between Dollar Tree Stores, Inc. and Dollar Tree, Inc.	8-K	10.5	3/3/2008
10.9		Store Lease at Castle Shops with DMK Associates and Related Renewals	10-Q	10.2	6/12/2008
10.10		Store Lease with DMK Associates and Related Renewals	10-Q	10.3	6/12/2008
10.11.1	*	Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer	8-K	10.1	12/5/2008
10.11.2	*	Amendment to Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer	8-K	10.1	10/11/2011
10.12	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan	10-Q	10.1	5/19/2011
10.13.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.13.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.14	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	6/22/2011
10.15	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.3	6/22/2011
10.16	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.17	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	8-K	10.1	3/21/2012
10.18	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.19	*	Form of change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer	10-Q	10.2	8/16/2012
10.20	*	Restricted Stock Unit Agreement dated June 13, 2012 between the Company and Bob Sasser, Chief Executive Officer	10-Q	10.3	8/16/2012
10.21	*	Form of Change in Control Retention Agreement between the Company and Mike R. Matacunas, Chief Administrative Officer	10-Q	10.1	8/22/2013
10.22	*	Form of Change in Control Retention Agreement between the Company and William A. Old, Jr, Chief Legal Officer	10-Q	10.2	8/22/2013
10.23	*	Post-Retirement Benefits Agreement Between the Company and J. Douglas Perry dated November 4, 2013	10-K	10.51	3/14/2014
10.24.1		Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A.	8-K	10.1	3/9/2015

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.24.2		Amendment No. 1, dated as of June 11, 2015, to the Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A.	8-K	10.1	6/12/2015
10.24.3		Amendment No. 3, dated as of August 30, 2016, to the Credit Agreement, dated as of March 9, 2015, among Dollar Tree, Inc. (as successor by merger to Family Tree Escrow, LLC), the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A.	8-K	10.1	8/31/2016
10.24.4		Amendment No. 4, dated as of September 22, 2016, to the Credit Agreement, dated as of March 9, 2015, among Dollar Tree, Inc., (as successor by merger to Family Tree Escrow, LLC), the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A.	8-K	10.1	9/26/2016
10.25.1	*	Retention Letter, dated as of July 27, 2014, among Dollar Tree, Inc., Family Dollar Stores, Inc. and Howard R. Levine	8-K	10.1	7/8/2015
10.25.2	*	Amendment to the Retention Letter between the Company and Howard R. Levine, dated as of April 19, 2016	10-Q	10.4	6/9/2016
10.26	*	Employment Agreement, dated as of December 28, 2012, between Family Dollar Stores, Inc. and Howard R. Levine	8-K	10.2	7/8/2015
10.27	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.28	*	Form of Severance Agreement for Executive Vice Presidents, dated as of October 9, 2012, between Family Dollar Stores, Inc. and its officers holding the title of Executive Vice President	8-K	10.1	10/15/2012
10.29	*	Form of Severance Agreement for Senior Vice Presidents between Family Dollar Stores, Inc. and its officers holding the title of Senior Vice President	10-K	10.36	10/19/2012
10.30	*	Restricted Stock Unit Agreement dated March 18, 2016 between the Company and Gary Philbin, President of the combined enterprise	8-K	10.1	3/23/2016
10.31	*	Retention Agreement dated March 15, 2016 between the Company and Gary Maxwell, Chief Supply Chain Officer	10-Q	10.3	6/9/2016
10.32	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.33	*	Executive Agreement dated December 30, 2016 between the Company and Duncan Mac Naughton, President of Family Dollar Stores, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.55	3/28/2017
10.34	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.35	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016				X
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101
The following financial statements from the Company's 10-K for the fiscal year ended February 3, 2018, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements
X

*Management contract or compensatory plan or arrangement
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	March 16, 2018	By:	/s/ Gary Philbin
Gary Philbin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Philbin
Gary Philbin	Director, President and Chief Executive Officer	March 16, 2018
(principal executive officer)

/s/ Bob Sasser
Bob Sasser	Executive Chairman; Director	March 16, 2018

/s/ Thomas A. Saunders III
Thomas A. Saunders III	Lead Independent Director	March 16, 2018

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 16, 2018

/s/ Gregory M. Bridgeford
Gregory M. Bridgeford	Director	March 16, 2018

/s/ Mary Anne Citrino
Mary Anne Citrino	Director	March 16, 2018

/s/ H. Ray Compton
H. Ray Compton	Director	March 16, 2018

/s/ Conrad M. Hall
Conrad M. Hall	Director	March 16, 2018

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 16, 2018

/s/ Kathleen E. Mallas
Kathleen E. Mallas	Senior Vice President - Principal Accounting Officer	March 16, 2018
(principal accounting officer)

/s/ Jeffrey Naylor
Jeffrey Naylor	Director	March 16, 2018

/s/ Stephanie Stahl
Stephanie Stahl	Director	March 16, 2018

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 16, 2018
(principal financial officer)

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 16, 2018

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 16, 2018