Form 10-K/A
period 2018-02-03
DOLLAR TREE INC
filed 2018-03-26
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
______________________________________________________________________________________________________
EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Dollar Tree, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended February 3, 2018, which was filed with the Securities and Exchange Commission on March 16, 2018 (the “Original Filing”). This Amendment No. 1 is being filed at the request of KPMG LLP to update their Report of Independent Registered Public Accounting Firm included in Part II, Item 8 of this Amendment No. 1, to include the phrase “and the related notes (collectively, the “consolidated financial statements”)” to the first paragraph of the Opinion on the Consolidated Financial Statements. This change does not in any way change the conclusions expressed by KPMG LLP in the original reports, or any other disclosure included in Part II, Item 8 or Part II, Item 9A of the Original Filing.
In accordance with applicable Securities and Exchange Commission rules and as required by rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of this Amendment No. 1 reflects a new consent of KPMG LLP (Exhibit 23.1) and currently dated certifications from the Company’s Chief Executive Officer (Exhibits 31.1 and 32.1) and Chief Financial Officer (Exhibits 31.2 and 32.2). Except as described above, this Amendment No. 1 does not amend, update, or change any other information contained in the Original Filing. For ease of reference, the entire Annual Report on Form 10-K is included with this Amendment No. 1.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended February 3, 2018, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.
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

3.	Exhibits. The following exhibits, are filed as part of, or incorporated by reference into, this report.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of July 27, 2014, among Family Dollar Stores, Inc., Dollar Tree, Inc. and Dime Merger Sub, Inc.	8-K	2.1	7/29/2014
2.2		Amendment No. 1, dated as of September 4, 2014, to the Agreement and Plan of Merger, dated as of July 27, 2014, among Family Dollar Stores, Inc., Dollar Tree Inc. and Dime Merger Sub, Inc.	8-K	2.1	9/5/2014
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended Bylaws of Dollar Tree, Inc., effective March 15, 2018	8-K	3.1	3/16/2018
4.1		Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1		Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as Trustee, relating to the 5.250% Senior Notes due 2020	8-K	4.1	2/23/2015
4.2.2		First Supplemental Indenture, dated as of July 6, 2015, among Dollar Tree, Inc., the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U. S. Bank National Association, as Trustee, relating to the 5.250% Senior Notes due 2020	8-K	4.1	7/8/2015
4.3.1		Indenture, dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U.S. Bank National Association, as Trustee, relating to the 5.750% Senior Notes due 2023	8-K	4.2	2/23/2015
4.3.2		First Supplemental Indenture, dated as of July 6, 2015, among Dollar Tree, Inc., the Guarantors party thereto, and U.S. Bank National Association, as Trustee, to the Indenture dated as of February 23, 2015, by and between Family Tree Escrow, LLC and U. S. Bank National Association, as Trustee, relating to the 5.750% Senior Notes due 2023	8-K	4.2	7/8/2015
4.4.1		Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, relating to the 5.250% Senior Notes due 2020	8-K	4.3	2/23/2015
4.4.2		Joinder by the Guarantors party thereto, dated as of July 6, 2015, to the Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, relating to the 5.250% Senior Notes due 2020	8-K	4.3	7/8/2015
4.5.1		Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, relating to the 5.750% Senior Notes due 2023	8-K	4.4	2/23/2015
4.5.2		Joinder by the Guarantors party thereto, dated as of July 6, 2015, to the Registration Rights Agreement, dated as of February 23, 2015, by and among Dollar Tree, Inc., Family Tree Escrow, LLC and J.P. Morgan Securities LLC, relating to the 5.750% Senior Notes due 2023	8-K	4.4	7/8/2015
10.1.1	*	2003 Non-Employee Director Stock Option Plan	DEF 14A	C	4/30/2003
10.1.2	*	Second Amendment to the 2003 Non-Employee Director Stock Option Plan	8-K	10.7	3/3/2008
10.1.3	*	Third Amendment to the 2003 Non-Employee Director Stock Option Plan	10-K	10.1	4/1/2008
10.2	*	Form of Consulting Agreement between the Company and certain members of the Board of Directors	8-K	10.1	2/3/2005

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.3	*	Form of Change in Control Retention Agreement, to be executed between the Company and the Chief Executive Officer; Chief Financial Officer; Sr. Vice President, Stores; Chief Merchandising Officer; Chief Logistics Officer; Chief People Officer; and Chief Information Officer	8-K	10.1	3/20/2007
10.4	*	Amended and Restated Severance Agreement, dated March 29, 2007, between the Company and Robert H. Rudman	10-K	10.6	4/4/2007
10.5.1	*	Post-Retirement Benefit Agreement, dated June 21, 2007, between the Company and H. Ray Compton	10-Q	10.3	9/12/2007
10.5.2	*	Letter Modification to Post-Retirement Benefit Agreement, dated October 10, 2013, between the Company and H. Ray Compton	10-K	10.14.2	3/14/2014
10.6	*	Amendments to the Company’s Stock Plans	8-K	10.5	1/23/2008
10.7	*	Policy for director compensation (as described in Item 1.01)	8-K	N/A	1/23/2008
10.8	*	Assignment and Assumption Agreement, dated February 27, 2008, between Dollar Tree Stores, Inc. and Dollar Tree, Inc.	8-K	10.5	3/3/2008
10.9		Store Lease at Castle Shops with DMK Associates and Related Renewals	10-Q	10.2	6/12/2008
10.10		Store Lease with DMK Associates and Related Renewals	10-Q	10.3	6/12/2008
10.11.1	*	Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer	8-K	10.1	12/5/2008
10.11.2	*	Amendment to Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer	8-K	10.1	10/11/2011
10.12	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan	10-Q	10.1	5/19/2011
10.13.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.13.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.14	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	6/22/2011
10.15	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.3	6/22/2011
10.16	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.17	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	8-K	10.1	3/21/2012
10.18	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.19	*	Form of change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer	10-Q	10.2	8/16/2012
10.20	*	Restricted Stock Unit Agreement dated June 13, 2012 between the Company and Bob Sasser, Chief Executive Officer	10-Q	10.3	8/16/2012
10.21	*	Form of Change in Control Retention Agreement between the Company and Mike R. Matacunas, Chief Administrative Officer	10-Q	10.1	8/22/2013
10.22	*	Form of Change in Control Retention Agreement between the Company and William A. Old, Jr, Chief Legal Officer	10-Q	10.2	8/22/2013
10.23	*	Post-Retirement Benefits Agreement Between the Company and J. Douglas Perry dated November 4, 2013	10-K	10.51	3/14/2014
10.24.1		Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A.	8-K	10.1	3/9/2015

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.24.2		Amendment No. 1, dated as of June 11, 2015, to the Credit Agreement, dated as of March 9, 2015, among Family Tree Escrow, LLC, to be merged with and into Dollar Tree, Inc., the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A.	8-K	10.1	6/12/2015
10.24.3		Amendment No. 3, dated as of August 30, 2016, to the Credit Agreement, dated as of March 9, 2015, among Dollar Tree, Inc. (as successor by merger to Family Tree Escrow, LLC), the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A.	8-K	10.1	8/31/2016
10.24.4		Amendment No. 4, dated as of September 22, 2016, to the Credit Agreement, dated as of March 9, 2015, among Dollar Tree, Inc., (as successor by merger to Family Tree Escrow, LLC), the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A.	8-K	10.1	9/26/2016
10.25.1	*	Retention Letter, dated as of July 27, 2014, among Dollar Tree, Inc., Family Dollar Stores, Inc. and Howard R. Levine	8-K	10.1	7/8/2015
10.25.2	*	Amendment to the Retention Letter between the Company and Howard R. Levine, dated as of April 19, 2016	10-Q	10.4	6/9/2016
10.26	*	Employment Agreement, dated as of December 28, 2012, between Family Dollar Stores, Inc. and Howard R. Levine	8-K	10.2	7/8/2015
10.27	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.28	*	Form of Severance Agreement for Executive Vice Presidents, dated as of October 9, 2012, between Family Dollar Stores, Inc. and its officers holding the title of Executive Vice President	8-K	10.1	10/15/2012
10.29	*	Form of Severance Agreement for Senior Vice Presidents between Family Dollar Stores, Inc. and its officers holding the title of Senior Vice President	10-K	10.36	10/19/2012
10.30	*	Restricted Stock Unit Agreement dated March 18, 2016 between the Company and Gary Philbin, President of the combined enterprise	8-K	10.1	3/23/2016
10.31	*	Retention Agreement dated March 15, 2016 between the Company and Gary Maxwell, Chief Supply Chain Officer	10-Q	10.3	6/9/2016
10.32	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.33	*	Executive Agreement dated December 30, 2016 between the Company and Duncan Mac Naughton, President of Family Dollar Stores, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.55	3/28/2017
10.34	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.35	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
21.1		Subsidiaries of the Registrant	10-K	21.1	3/16/2018
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
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

DOLLAR TREE, INC.

DATE:	March 26, 2018	By:	/s/ Gary Philbin
Gary Philbin
President and Chief Executive Officer