Form 10-Q
period 2018-05-05
DOLLAR TREE INC
filed 2018-05-31
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 29, 2018, there were 237,775,572 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 5, 2018

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
(in millions, except per share data)	2018	2017
Net sales	$5,553.7	$5,287.1
Cost of sales	3,854.1	3,660.0
Gross profit	1,699.6	1,627.1
Selling, general and administrative expenses, excluding Receivable impairment	1,262.0	1,187.4
Receivable impairment	—	50.9
Selling, general and administrative expenses	1,262.0	1,238.3
Operating income	437.6	388.8
Interest expense, net	230.0	74.7
Other expense, net	0.2	0.3
Income before income taxes	207.4	313.8
Income tax expense	46.9	113.3
Net income	$160.5	$200.5
Basic net income per share	$0.68	$0.85
Diluted net income per share	$0.67	$0.85
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
(in millions)	2018	2017
Net income	$160.5	$200.5

Foreign currency translation adjustments	(3.9)	(3.0)

Total comprehensive income	$156.6	$197.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$475.2	$1,097.8	$1,154.9
Short-term investments	—	—	4.0
Merchandise inventories, net	3,248.2	3,169.3	2,878.4
Other current assets	318.6	309.2	240.8
Total current assets	4,042.0	4,576.3	4,278.1
Property, plant and equipment, net of accumulated depreciation of $3,322.3, $3,192.1 and $2,814.5, respectively	3,249.7	3,200.7	3,093.9
Assets available for sale	8.0	8.0	10.6
Goodwill	5,024.2	5,025.2	5,022.4
Favorable lease rights, net of accumulated amortization of $251.0, $230.9 and $180.8, respectively	354.9	375.3	443.4
Tradename intangible asset	3,100.0	3,100.0	3,100.0
Other intangible assets, net	4.7	4.8	5.0
Other assets	43.6	42.5	41.3
Total assets	$15,827.1	$16,332.8	$15,994.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$915.9	$165.9
Accounts payable	1,181.5	1,174.8	1,223.9
Income taxes payable	81.7	31.5	221.3
Other current liabilities	654.0	736.9	629.5
Total current liabilities	1,917.2	2,859.1	2,240.6
Long-term debt, net, excluding current portion	5,040.1	4,762.1	6,131.7
Unfavorable lease rights, net of accumulated amortization of $66.5, $61.1 and $45.3, respectively	94.5	100.0	117.6
Deferred tax liabilities, net	976.2	985.2	1,433.6
Income taxes payable, long-term	42.5	43.8	71.8
Other liabilities	400.9	400.3	390.4
Total liabilities	8,471.4	9,150.5	10,385.7
Commitments and contingencies
Shareholders’ equity	7,355.7	7,182.3	5,609.0
Total liabilities and shareholders’ equity	$15,827.1	$16,332.8	$15,994.7

Common shares outstanding	237.8	237.3	236.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$160.5	$200.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151.5	153.9
Provision for deferred taxes	(9.0)	(23.0)
Amortization of debt discount and debt-issuance costs	49.7	3.6
Receivable impairment	—	50.9
Other non-cash adjustments to net income	33.6	32.9
Loss on debt extinguishment	114.7	—
Changes in operating assets and liabilities	(113.4)	11.9
Net cash provided by operating activities	387.6	430.7
Cash flows from investing activities:
Capital expenditures	(180.9)	(110.3)
Proceeds from (payments for) fixed asset disposition	(0.2)	2.2
Net cash used in investing activities	(181.1)	(108.1)
Cash flows from financing activities:
Principal payments for long-term debt	(5,432.7)	(27.8)
Proceeds from long-term debt, net of discount	4,775.8	—
Debt-issuance and debt extinguishment costs	(155.3)	—
Repayments of revolving credit facility	(50.0)	—
Proceeds from revolving credit facility	50.0	—
Proceeds from stock issued pursuant to stock-based compensation plans	4.6	11.8
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.2)	(17.6)
Net cash used in financing activities	(828.8)	(33.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	(622.6)	288.5
Cash and cash equivalents at beginning of period	1,097.8	866.4
Cash and cash equivalents at end of period	$475.2	$1,154.9
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$259.9	$121.0
Income taxes	$6.6	$7.3
Non-cash transactions:
Accrued capital expenditures	$53.5	$43.2
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018. The results of operations for the 13 weeks ended May 5, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2019.
In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 5, 2018 and April 29, 2017 and the results of its operations and cash flows for the periods presented. The February 3, 2018 balance sheet information was derived from the audited consolidated financial statements as of that date.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update replaced existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard in the first quarter of fiscal 2018 and the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements or its internal control over financial reporting.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified within the statement of cash flows. This standard is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company adopted the standard in the first quarter of fiscal 2018, resulting in the classification of $124.5 million of cash paid for debt extinguishment as a financing activity in the accompanying unaudited condensed consolidated statement of cash flows for the 13 weeks ended May 5, 2018.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which will replace existing lease accounting guidance. The new standard will require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for all in-scope leases with a term of greater than 12 months and disclose certain quantitative and qualitative information about leasing arrangements. When implemented, lessees will be required to recognize and measure leases using a modified retrospective approach, with optional practical expedients. The update is effective for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the standard in the first quarter of fiscal 2019. The Company has engaged a third party to assist in its preparation for implementation and its evaluation of the impact of the new pronouncement on its consolidated financial statements. The Company continues to assess the effect the implementation will have on its existing accounting policies and the consolidated financial statements and expects the adoption of this pronouncement to result in a material increase in the assets and liabilities on its consolidated balance sheets, with an immaterial impact on its consolidated income statements and consolidated statements of cash flows. Additionally, the Company is implementing lease accounting software to assist in the quantification of the expected impact on the consolidated balance sheets and to facilitate the calculations of the related accounting entries and disclosures. The Company is also evaluating additional changes to its processes and internal controls to ensure it is compliant with the reporting and disclosure requirements of the standard. As of February 3, 2018, the Company had $7.4 billion in undiscounted future minimum operating lease commitments.

2. LONG-TERM DEBT
Long-term debt at May 5, 2018, February 3, 2018 and April 29, 2017 consists of the following:

	As of May 5, 2018		As of February 3, 2018		As of April 29, 2017
(in millions)	Principal	Unamortized Debt Discount, Premium and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs
Forgivable Promissory Note	—	—	—	—	7.0	—
5.25% Acquisition Notes, due 2020	—	—	750.0	6.1	750.0	8.1
5.75% Acquisition Notes, due 2023	—	—	2,500.0	30.8	2,500.0	34.7
Term Loan A-1	—	—	1,532.7	3.4	2,157.2	5.7
Term Loan B-2	—	—	650.0	8.6	650.0	9.9
$1.25 billion Tranche A Revolving Credit Facility	—	—	—	12.6	—	16.5
5.00% Senior Notes, due 2021	300.0	(6.2)	300.0	(6.8)	300.0	(8.3)
$1.25 billion Revolving Credit Facility, interest payable at LIBOR, reset periodically, plus 1.25%, which was 3.18% at May 5, 2018	—	11.8	—	—	—	—
Term Loan Facility, interest payable at LIBOR, reset periodically, plus 1.00%, which was 2.93% at May 5, 2018	782.0	2.5	—	—	—	—
Senior Floating Rate Notes, due 2020, interest payable at LIBOR, reset quarterly, plus 0.70%, which was 3.07% at May 5, 2018	750.0	5.1	—	—	—	—
3.70% Senior Notes, due 2023	1,000.0	8.8	—	—	—	—
4.00% Senior Notes, due 2025	1,000.0	7.9	—	—	—	—
4.20% Senior Notes, due 2028	1,250.0	12.0	—	—	—	—
Total	$5,082.0	$41.9	$5,732.7	$54.7	$6,364.2	$66.6
Senior Credit Facilities
On April 19, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2,032.0 million in senior credit facilities (the “Senior Credit Facilities”), consisting of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), of which up to $350.0 million is available for letters of credit, and a $782.0 million term loan facility (the “Term Loan Facility”).
The Company borrowed the entire $782.0 million Term Loan Facility on April 19, 2018. The Revolving Credit Facility matures on April 19, 2023, subject to extensions permitted under the Credit Agreement. The Term Loan Facility matures on April 19, 2020.
The loans under the Revolving Credit Facility bear interest at an initial interest rate of LIBOR, reset periodically, plus 1.25% and the loans under the Term Loan Facility bear interest at an initial interest rate of LIBOR, reset periodically, plus 1.00%, subject to adjustment based on (i) the Company’s credit ratings and (ii) the Company’s leverage ratio. Based on these factors, interest on the loans under the Revolving Credit Facility may range from LIBOR plus 1.00% to 1.50% and interest on the loans under the Term Loan Facility may range from LIBOR plus 0.875% to 1.25%. The Company pays certain commitment fees in connection with the Revolving Credit Facility. The Senior Credit Facilities allow voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no required amortization under the Senior Credit Facilities.
The Senior Credit Facilities contain a number of affirmative and negative covenants that, among other things, and subject to certain significant baskets and exceptions, restrict the Company’s ability to incur subsidiary indebtedness, incur liens, sell all or substantially all of the Company’s (including the Company’s subsidiaries’) assets and consummate certain fundamental changes. The Senior Credit Facilities also contain a maximum rent-adjusted leverage ratio covenant and a minimum fixed charge coverage ratio covenant.The Credit Agreement provides for certain events of default which, if any of them occurs, would permit or require the loans under the Senior Credit Facilities to be declared due and payable and the commitments thereunder to be terminated.
Senior Notes
On April 19, 2018, the Company completed the registered offering of $750.0 million aggregate principal amount of Senior Floating Rate Notes due 2020 (the “Floating Rate Notes”), $1.0 billion aggregate principal amount of 3.70% Senior Notes due 2023 (the “2023 Notes”), $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2025 (the “2025 Notes”) and $1.25 billion aggregate principal amount of 4.20% Senior Notes due 2028 (the “2028 Notes” and together with the 2023 Notes and the 2025 Notes, the “Fixed Rate Notes”; and the Fixed Rate Notes together with the Floating Rate Notes, the “Notes”).
The Notes were issued pursuant to an indenture, dated as of April 2, 2018, between the Company and U.S. Bank National Association, as trustee, as supplemented by the First Supplemental Indenture dated as of April 19, 2018 (the “First Supplemental Indenture”).
The Notes are unsecured, unsubordinated obligations of the Company and rank equal in right of payment to all of the Company’s existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Notes.
The 2023 Notes mature on May 15, 2023 and bear interest at the rate of 3.70% annually. The 2025 Notes mature on May 15, 2025 and bear interest at the rate of 4.00% annually. The 2028 Notes mature on May 15, 2028 and bear interest at the rate of 4.20% annually. The Company is required to pay interest on the Fixed Rate Notes semiannually, in arrears, on May 15 and November 15 of each year, beginning on November 15, 2018, to holders of record on the preceding May 1 and November 1, respectively. The Floating Rate Notes mature on April 17, 2020 and bear interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. The Company is required to pay interest on the Floating Rate Notes quarterly, in arrears, on January 17, April 17, July 17 and October 17 of each year, beginning on July 17, 2018, to holders of record on the preceding January 3, April 3, July 3 and October 3, respectively.
The Company may redeem the Floating Rate Notes in whole or in part at any time beginning on April 22, 2019 at a price equal to 100% of the principal amount of Floating Rate Notes being redeemed plus accrued but unpaid interest to, but excluding, the redemption date. The Company may redeem the Fixed Rate Notes of each series in whole or in part, at its option, at any time and from time to time prior to (i) in the case of the 2023 Notes, April 15, 2023, (ii) in the case of the 2025 Notes, March 15, 2025 and (iii) in the case of the 2028 Notes, February 15, 2028 (each such date with respect to the applicable series, the “Applicable Par Call Date”), in each case, at a “make-whole” price described in the First Supplemental Indenture plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, on or after the Applicable Par Call Date, the Company may redeem the Fixed Rate Notes of the applicable series, at any time in whole or from time to time in part, at a redemption price equal to 100% of the principal amount thereof.
In the event of a Change of Control Triggering Event, as defined in the indenture, with respect to any series, the holders of the Notes of such series may require the Company to purchase for cash all or a portion of their Notes of such series at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. The indenture limits the ability of the Company and its subsidiaries, subject to significant baskets and exceptions, to incur certain secured debt. The First Supplemental Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable, as applicable.
Repayments of Long-term debt in the 13 weeks ended May 5, 2018
The Company redeemed its $750.0 million aggregate principal amount of 5.25% Acquisition Notes due 2020 (the “2020 Notes”) and accelerated the amortization of debt-issuance costs associated with the 2020 Notes of $6.1 million.
In connection with entry into the Credit Agreement and the offering of the Notes discussed above, the Company used the proceeds of borrowings under the Senior Credit Facilities, together with the net proceeds from the offering of the Notes and cash on hand to repay all of the outstanding loans under its existing senior secured credit facilities, including its Term Loan A-1 and Term Loan B-2, and redeem all of its outstanding 5.75% Acquisition Notes due 2023.
The credit agreement governing the existing senior secured credit facilities, dated as of March 9, 2015 (as amended, restated, supplemented or otherwise modified from time to time, the “Existing Credit Agreement”) was terminated and all of the guarantees of the obligations under the Existing Credit Agreement were terminated and all liens granted under the Existing Credit Agreement, including those equally and ratably securing the $300.0 million 5.00% Senior Notes due 2021 issued by the Company’s subsidiary, Family Dollar Stores, Inc., were released. Upon the termination of the Existing Credit Agreement, the Company paid certain lenders thereunder a prepayment premium of $6.5 million, which was equal to 1.00% of the outstanding principal amount of the

Term Loan B-2 loans under the Existing Credit Agreement and is included in “Interest expense, net” on the accompanying unaudited condensed consolidated income statements.
The Company redeemed all of its outstanding $2.5 billion aggregate principal amount of 5.75% Acquisition Notes due 2023 and the indenture governing the notes was satisfied and discharged. The Company paid a redemption premium of $107.8 million, which was equal to 4.313% of the outstanding principal amount of the Acquisition Notes due 2023 and is included in “Interest expense, net” on the accompanying unaudited condensed consolidated income statements.
Related to the redemption of the 5.75% Acquisition Notes due 2023 and the repayment of the Company’s Existing Credit Agreement, the Company accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs and expensed approximately $0.4 million in transaction-related costs. Additionally, the Company capitalized approximately $36.9 million of deferred financing costs and recorded an original issue discount in connection with entry into the Credit Agreement and the offering of the Notes, which will result in non-cash amortization over the term of the Senior Credit Facilities and Notes.
Debt Covenants
As of May 5, 2018, the Company was in compliance with its debt covenants.
3. INCOME TAXES
The Company’s effective tax rate was 22.6% for the 13 weeks ended May 5, 2018 compared with 36.1% for the 13 weeks ended April 29, 2017. The 2017 Tax Cuts and Jobs Act (“TCJA”) reduced the federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result, the 2018 federal statutory tax rate is 21%.
In the fourth quarter of 2017, the Company recorded a tax benefit based on currently available information and interpretations related to the TCJA, which are continuing to evolve, and as a result, the benefit is considered provisional. The Company will continue its analysis related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available and will continue to refine such provisional amounts within the measurement period as provided by Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Company expects to complete its analysis no later than December 2018.
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
In July 2017, two former employees filed suit in federal court in California, seeking to represent a class of current and former non-exempt employees alleging that the Company’s dress code required them to purchase such distinctive clothing that it constituted a uniform and the Company’s failure to reimburse them for the clothing violated California law. The former employees seek restitution, damages, penalties and injunctive relief. We believe that this matter will be settled but an agreement has not been finalized. The expected settlement amount is not material.
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
Dollar Tree Resolved Matters
In November 2017, a current employee filed a PAGA representative action in California state court alleging the Company failed to make wage statements readily available to California store employees who do not receive paper checks. The lawsuit has been dismissed with prejudice.
In February 2018, a current store manager filed a statewide class action in Missouri state court alleging the Company’s store managers are improperly classified as exempt employees thereby entitling them to overtime pay, liquidated damages and damages for unjust enrichment. The case was dismissed with prejudice.
Family Dollar Active Matters
In January 2017, a customer filed a class action in federal court in Illinois alleging the Company violated various state consumer fraud laws as well as express and implied warranties by selling a product that purported to contain aloe when it did not. The requested class is limited to the state of Illinois. The Company believes that it is fully indemnified by the entities that supplied it with the product. On May 8, 2018, the Court granted the Company’s motion to dismiss the complaint in its entirety, but it is allowing the customer until June 5, 2018, to file an amended complaint.
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
5. FAIR VALUE MEASUREMENTS
As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
The carrying amounts of Cash and cash equivalents and Accounts payable as reported in the Company’s unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Level 1
Short-term investments	$—	$—	$4.0
Deferred compensation plan assets	21.7	20.7	19.8
Deferred compensation plan assets are held pursuant to deferred compensation plans for certain officers and executives. The deferred compensation plan assets are recorded in "Other assets" on the accompanying unaudited condensed consolidated balance sheets and a corresponding liability is recorded in "Other liabilities" on the accompanying unaudited condensed consolidated balance sheets.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 weeks ended May 5, 2018.
The aggregate fair values and carrying values of the Company’s long-term borrowings were as follows:

	May 5, 2018		February 3, 2018		April 29, 2017
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes and Acquisition Notes	$4,268.2	$4,272.4	$3,684.6	$3,519.9	$3,745.0	$3,515.5
Level 2
Term loans	774.2	779.5	2,187.6	2,170.7	2,817.7	2,791.6
The fair values of the Company’s 5.00% Senior Notes due 2021 and the Notes (collectively, the “Senior Notes”), and the fair values of the 5.25% Acquisition Notes due 2020 and 5.75% Acquisition Notes due 2023 (together, “the Acquisition Notes”) that were redeemed during the 13 weeks ended May 5, 2018, were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the Company’s Term Loan Facility and the fair values of the Term Loan A-1 and Term Loan B-2, which the Company prepaid in full during the 13 weeks ended May 5, 2018, were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company’s Revolving Credit Facility at May 5, 2018 and the Company’s Tranche A Revolving Credit Facility at February 3, 2018 and April 29, 2017, approximated their fair values because the interest rates vary with market interest rates.

6. NET INCOME PER SHARE
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	May 5,	April 29,
(in millions, except per share data)	2018	2017
Basic net income per share:
Net income	$160.5	$200.5
Weighted average number of shares outstanding	237.5	236.3
Basic net income per share	$0.68	$0.85
Diluted net income per share:
Net income	$160.5	$200.5
Weighted average number of shares outstanding	237.5	236.3
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.0	1.0
Weighted average number of shares and dilutive potential shares outstanding	238.5	237.3
Diluted net income per share	$0.67	$0.85
For the 13 weeks ended May 5, 2018 and April 29, 2017, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
7. STOCK-BASED COMPENSATION
For a discussion of the Company’s stock-based compensation plans, refer to Note 9 of the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
The Company’s stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan. Stock-based compensation expense was $32.1 million and $27.6 million during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.
Restricted Stock
The Company issues serviced-based RSUs to employees and officers and issues performance-based RSUs to certain officers of the Company. The Company recognizes expense based on the estimated fair value of the RSUs granted over the requisite service period, which is generally three years, on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs is determined using the Company’s closing stock price on the date of grant.
The following table summarizes the status of RSU’s as of May 5, 2018 and changes during the 13 weeks then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	1,525,252	$79.37
Granted	780,700	91.91
Vested	(615,653)	79.80
Forfeited	(14,022)	80.52
Nonvested at May 5, 2018	1,676,277	$86.50
8. SEGMENTS
The Company operates a chain of more than 14,900 retail discount stores in 48 states and five Canadian provinces. The Company’s operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company’s operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 11 distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company’s operations under the “Family Dollar” brand, 11 distribution centers and a Store Support Center in Matthews, North Carolina.
The Company measures the results of its segments using, among other measures, each segment’s net sales, gross profit and operating income. The Company may revise the measurement of each segment’s operating income, including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances would be reclassified to be comparable to the current period’s presentation.
Net sales by segment are as follows:

	13 Weeks Ended
	May 5,	April 29,
(in millions)	2018	2017
Net sales:
Dollar Tree	$2,784.5	$2,571.7
Family Dollar	2,769.2	2,715.4
Total net sales	$5,553.7	$5,287.1
Gross profit by segment is as follows:

	13 Weeks Ended
	May 5,	April 29,
(in millions)	2018	2017
Gross profit:
Dollar Tree	$960.8	$896.6
Family Dollar	738.8	730.5
Total gross profit	$1,699.6	$1,627.1
Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended
	May 5,	April 29,
(in millions)	2018	2017
Depreciation and amortization expense:
Dollar Tree	$64.0	$61.5
Family Dollar	87.6	92.4
Total depreciation and amortization expense	$151.6	$153.9

Operating income by segment is as follows:

	13 Weeks Ended
	May 5,	April 29,
(in millions)	2018	2017
Operating income:
Dollar Tree	$330.2	$315.4
Family Dollar	107.4	73.4
Total operating income	$437.6	$388.8
Capital expenditures by segment are as follows:

	13 Weeks Ended
	May 5,	April 29,
(in millions)	2018	2017
Capital expenditures:
Dollar Tree	$117.2	$65.7
Family Dollar	63.7	44.6
Total capital expenditures	$180.9	$110.3
Total assets by segment are as follows:

	As of
	May 5,	February 3,	April 29,
(in millions)	2018	2018	2017
Total assets:
Dollar Tree	$3,737.4	$4,113.4	$3,906.4
Family Dollar	12,089.7	12,219.4	12,088.3
Total assets	$15,827.1	$16,332.8	$15,994.7
Total goodwill by segment is as follows:

	As of
	May 5,	February 3,	April 29,
(in millions)	2018	2018	2017
Total goodwill:
Dollar Tree	$346.1	$347.1	$344.3
Family Dollar	4,678.1	4,678.1	4,678.1
Total goodwill	$5,024.2	$5,025.2	$5,022.4

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTORY NOTE: Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

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

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	our growth plans, including our plans to add, rebanner, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2018 and beyond;

•	the effect on our merchandise mix of consumables and the increase in the number of our stores with freezers and coolers on Dollar Tree’s gross profit margin and sales;

•	the effect of the Family Dollar renovation initiative and other initiatives on Family Dollar’s sales;

•	the net sales per square foot, net sales and operating income of our stores;

•
the potential effect of inflation or deflation and other general business or economic conditions on our costs and profitability, including the potential effect of future changes in prevailing wage rates and overtime regulations and our plans to address these changes, shipping rates, domestic and import freight costs, fuel costs and wage and benefit costs, consumer spending levels, and population, employment and job growth and/or losses in our markets;

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
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to various risks, uncertainties and other factors, including without limitation the risk factors summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the year ended February 3, 2018.

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

•
Litigation may adversely affect our business, financial condition and results of operations. For a discussion of current legal proceedings, see “Note 4. Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

•	Pressure from competitors may reduce our sales and profits.

•	A downturn or changes in economic conditions could impact our sales or profitability.

•
Changes in federal, state or local law, including regulations and interpretations or guidance thereunder, or our failure to comply with such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us.

•	The price of our common stock is subject to market and other conditions and may be volatile.

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
Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements after the date of this quarterly report, whether as a result of new information, future events, or otherwise.
Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to disclose to them any material, nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any securities analyst regardless of the content of the statement or report. Furthermore, we have a policy against confirming projections, forecasts or opinions issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
Overview
We are a leading operator of more than 14,900 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At May 5, 2018, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 13 weeks ended May 5, 2018 and April 29, 2017 is as follows:

	13 Weeks Ended
	May 5, 2018			April 29, 2017
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	6,650	8,185	14,835	6,360	7,974	14,334
New stores	68	62	130	89	75	164
Rebannered stores	—	(3)	(3)	—	—	—
Closings	(2)	(3)	(5)	(5)	(11)	(16)
Ending	6,716	8,241	14,957	6,444	8,038	14,482
Relocations	24	2	26	35	16	51

Selling Square Feet (in millions):
Beginning	57.3	59.3	116.6	54.7	57.7	112.4
New stores	0.5	0.5	1.0	0.7	0.6	1.3
Rebannered stores	—	—	—	—	—	—
Closings	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Relocations	0.1	—	0.1	0.1	—	0.1
Ending	57.9	59.7	117.6	55.5	58.2	113.7
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened during the 13 weeks ended May 5, 2018 was approximately 8,170 selling square feet for the Dollar Tree segment and 7,380 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits, which increases our customer traffic.

For the 13 weeks ended May 5, 2018, comparable store net sales increased 1.4% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store net sales in Canada using the prior year first quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of currency, comparable store net sales increased the same 1.4% due to increased average ticket partially offset by a decrease in customer count. On a constant currency basis, comparable store net sales increased 4.0% in the Dollar Tree segment and decreased 1.1% in the Family Dollar segment for the 13 weeks ended May 5, 2018. Comparable store net sales in the Dollar Tree segment increased 4.1% when adjusted for the impact of Canadian currency fluctuations. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in the first quarter of 2018 and as of May 5, 2018, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 5,310 stores compared to 4,920 stores at April 29, 2017. Over the past year, Dollar Tree developed and tested an initiative for select Dollar Tree stores, which we call our Snack Zone. This layout highlights our snack offerings in the front of the store near the checkout areas. As of May 5, 2018, we have this layout in approximately 260 Dollar Tree stores and we plan to end the year with approximately 750 Snack Zone stores. We believe that these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
We are executing several initiatives in our Family Dollar banner to increase sales. During the 13 weeks ended May 5, 2018, we completed approximately 215 Family Dollar renovations. These renovations have focused on creating an exciting and more productive Family Dollar shopping experience. Renovations bring some of the oldest stores to our brand standard, including more productive end-caps, highlighting more relevant and prominent seasonal offerings, assortment expansions in beverage and snacks, hair care, and food in coolers and freezers. Category adjacencies and updating our front-end checkout are also part of the renovation program. We are making a number of improvements to the conditions of our stores to provide our customers with a consistent and improved shopping experience. In addition, we have focused on re-branding our private brand labels in our stores. These private brands are being developed to provide national brand-comparable quality and great values for our customers, as part of our Compare and Save marketing program. We are adding additional coolers and freezers to facilitate expansion of our product offerings.
Results of Operations
13 Weeks Ended May 5, 2018 Compared to the 13 Weeks Ended April 29, 2017
Net Sales. Net sales increased $266.6 million, or 5.0%, compared with last year’s first quarter, resulting from sales of $192.9 million in new Dollar Tree and Family Dollar stores and increased comparable store net sales in the Dollar Tree segment, partially offset by decreased comparable store net sales in the Family Dollar segment. Comparable store net sales increased 1.4% on a constant currency basis as a result of increases in average ticket and customer count. On a constant currency basis, comparable store net sales increased 4.0% in the Dollar Tree segment and decreased 1.1% in the Family Dollar segment for the 13 weeks ended May 5, 2018. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $72.5 million or 4.5%, to $1,699.6 million in the first quarter of 2018 compared to $1,627.1 million in the first quarter of 2017. Gross profit margin decreased to 30.6% in the current quarter from 30.8% in the same quarter last year. Our gross profit margin decrease was the result of net of the following:

•	Shrink costs increased approximately 30 basis points due to unfavorable inventory results in the current quarter.

•	Distribution costs increased approximately 15 basis points resulting primarily from higher distribution center payroll costs.

•	Occupancy costs increased approximately 15 basis points due to the low comparable store net sales increase.

•	Markdown costs decreased approximately 25 basis points resulting primarily from lower promotional markdowns in our Family Dollar banner.

•	Merchandise cost, including freight decreased approximately 15 basis points resulting from improved mark-on, partially offset by increased freight costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,262.0 million in the first quarter of 2018 from $1,238.3 million in the same quarter last year, an increase of $23.7 million or 1.9%. As a percentage of sales, selling, general and administrative expenses decreased to 22.7% in the first quarter of 2018 from 23.4% in the same quarter last year. The prior year first quarter included a $50.9 million receivable impairment. Excluding the receivable impairment, selling, general and administrative expenses as a percentage of sales was 22.5% in the first quarter of 2017. The increase in selling, general and administrative expenses was a result of the net of the following:

•	Store hourly payroll costs increased approximately 50 basis points as result of the planned reinvestment of income tax savings.

•
Depreciation and amortization costs decreased approximately 20 basis points as a result of leverage from the comparable store net sales increase for the Dollar Tree segment and assets becoming fully depreciated on the Family Dollar segment.

Operating Income. Operating income for the current quarter increased to $437.6 million compared with $388.8 million in the same period last year and operating income margin increased to 7.9% in the current quarter from 7.4% in last year’s quarter. The increase is largely the result of the $50.9 million receivable impairment recorded in the prior year first quarter. Excluding the receivable impairment, operating income margin in the quarter ended April 29, 2017 was 8.3%.
Interest expense, net. Interest expense, net was $230.0 million in the first quarter of 2018 compared to $74.7 million in the prior year quarter. The increase is due to the prepayment premiums paid in the current quarter of $107.8 million and $6.5 million related to our redemption of the 5.75% Acquisition Notes due 2023 and Term Loan B-2, respectively. Also, in connection with our debt refinancing in the current quarter, we accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs.
Income Taxes. Our effective tax rate for the 13 weeks ended May 5, 2018 was 22.6% compared to 36.1% for the 13 weeks ended April 29, 2017. The decrease is due to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018.
Segment Information
We operate a chain of more than 14,900 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 11 distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia. As a result, we report comparable store net sales on a constant currency basis.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand, 11 distribution centers and a Store Support Center in Matthews, North Carolina.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. We may revise the measurement of each segment’s operating income, including the allocation of distribution center and Store Support Center costs, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances would be reclassified to be comparable to the current period’s presentation.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
	May 5, 2018		April 29, 2017
(in millions)	$	% of Sales	$	% of Sales
Net sales	$2,784.5		$2,571.7
Gross profit	960.8	34.5%	896.6	34.9%
Operating income	330.2	11.9%	315.4	12.3%
Net sales for Dollar Tree increased 8.3% for the 13 weeks ended May 5, 2018 compared to the same period last year due to $109.0 million of sales from new stores and a comparable store net sales increase of 4.0% on a constant currency basis resulting from increases in customer count and average ticket.

Gross profit margin for Dollar Tree decreased to 34.5% for the 13 weeks ended May 5, 2018 compared to 34.9% for the same period last year. The decrease is due to the following:

•	Shrink costs increased approximately 30 basis points resulting from unfavorable inventory results in the current quarter.

•	Merchandise cost, including freight, increased approximately 20 basis points due primarily to higher freight costs, partially offset by increased sales of higher margin variety items.

•	Distribution costs increased approximately 15 basis points primarily resulting from higher distribution center payroll costs.

•	Occupancy costs decreased approximately 20 basis points resulting from the leverage from the comparable store net sales increase in the quarter.
Operating income margin for Dollar Tree decreased to 11.9% for the 13 weeks ended May 5, 2018 as compared to 12.3% for the same period last year. The decrease in operating income margin in the 13 weeks ended May 5, 2018 was the result of lower gross profit margin, as higher store hourly payroll costs (30 bps) were offset by leverage in many expenses, especially depreciation (10 bps), resulting from the increase in comparable store net sales.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended
	May 5, 2018		April 29, 2017
(in millions)	$	% of Sales	$	% of Sales
Net sales	$2,769.2		$2,715.4
Gross profit	738.8	26.7%	730.5	26.9%
Operating income	107.4	3.9%	73.4	2.7%
Net sales for Family Dollar increased $53.8 million or 2.0% for the 13 weeks ended May 5, 2018 compared to the same period last year due to $83.9 million of sales from new stores, partially offset by a comparable store net sales decrease of 1.1%. The decrease in comparable store net sales was primarily the result of decreased traffic, partially offset by an increase in average ticket.
Gross profit for Family Dollar increased $8.3 million or 1.1% for the 13 weeks ended May 5, 2018 compared to the same period last year. The gross profit margin for Family Dollar decreased to 26.7% for the 13 weeks ended May 5, 2018 compared to 26.9% for the same period in the prior year. The decrease is due to the following:

•	Occupancy costs increased approximately 45 basis points resulting from the deleveraging effect of the decrease in comparable store net sales.

•	Shrink costs increased approximately 30 basis points resulting from unfavorable inventory results.

•	Distribution costs increased approximately 10 basis points resulting primarily from higher distribution center payroll costs.

•	Markdown expense decreased approximately 40 basis points resulting from fewer promotional markdowns.

•	Merchandise cost including freight, decreased approximately 30 basis points resulting from higher initial mark-on, partially offset by an increase in freight costs.
Operating income margin for Family Dollar increased to 3.9% for the 13 weeks ended May 5, 2018 as compared to 2.7% for the same period last year. Selling, general and administrative expenses were 22.8% as a percentage of sales in the 13 weeks ended May 5, 2018 compared to 24.2% for the same period last year; however, the prior year first quarter included a $50.9 million receivable impairment. Excluding the receivable impairment, selling, general and administrative expenses were 22.3% as a percentage of sales for the 13 weeks ended April 29, 2017. The current quarter increase in selling, general and administrative expenses as a percentage of sales is due to an approximate 65 basis point increase in store hourly payroll expenses as a result of the planned reinvestment of income tax savings, as well as the deleveraging effect of the decrease in comparable store net sales.

The increase in store hourly payroll was slightly offset by a 20 bps decrease in depreciation and amortization as a result of certain of the revalued assets becoming fully depreciated and/or amortized.
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
The following table compares cash-flow related information for the 13 weeks ended May 5, 2018 and April 29, 2017:

	13 Weeks Ended
	May 5,	April 29,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$387.6	$430.7
Investing activities	(181.1)	(108.1)
Financing activities	(828.8)	(33.6)
Net cash provided by operating activities decreased $43.1 million due primarily to an increase in inventory in the first quarter of 2018.
Net cash used in investing activities increased $73.0 million primarily due to increased capital expenditures. The increase in capital expenditures primarily relates to a new Dollar Tree distribution center expected to open 2018 and the expansion of the Dollar Tree Store Support Center.
Net cash used in financing activities increased $795.2 million compared with the prior year, primarily due to our debt refinancing in the first quarter of 2018. Debt repayments exceeded the proceeds from long-term debt by $656.9 million and we paid $155.3 of debt issuance and extinguishment costs, in the first quarter of 2018.
At May 5, 2018, our long-term borrowings were $5,082.0 million and we had $1,091.9 million available under our revolving credit facility. We also have $330.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $200.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 5, 2018.
In the first quarter of 2018, we redeemed our $750.0 million aggregate principal amount of 5.25% Acquisition Notes due 2020. We accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million to the 13 weeks ended May 5, 2018.
Additionally, in the 13 weeks ended May 5, 2018, we completed the registered offering of $750.0 million aggregate principal amount of Senior Floating Rate Notes due 2020, $1.0 billion aggregate principal amount of 3.70% Senior Notes due 2023, $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2025 and $1.25 billion aggregate principal amount of 4.20% Senior Notes due 2028. We also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2,032.0 million in senior credit facilities, consisting of a $1.25 billion revolving credit facility and a $782.0 million term loan facility. We used the proceeds of these borrowings and cash on hand to repay all of the outstanding loans under our existing senior secured credit facilities, including our Term Loan A-1 and Term Loan B-2, and redeemed all of our outstanding 5.75% Acquisition Notes due 2023. In connection with the foregoing transactions, we accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs, expensed approximately $0.4 million in transaction-related costs and capitalized approximately $36.9 million of deferred financing costs and original issue discount, which will result in non-cash amortization over the term of the new borrowings. We also paid prepayment premiums of $6.5 million and $107.8 million related to our redemption of the Term Loan B-2 and 5.75% Acquisition Notes due 2023, respectively. We expect the annual cash interest savings resulting from this refinancing of our long-term debt will be approximately $48.0 million. See note 2, Long-Term Debt, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this form 10-Q, for additional detail on the refinancing of our long-term debt.
There were no shares repurchased on the open market during the 13 weeks ended May 5, 2018 and April 29, 2017. As of May 5, 2018, we had $1.0 billion remaining under Board repurchase authorization.

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
Interest Rate Risk
At May 5, 2018, we had $1.5 billion in borrowings subject to interest rate fluctuations, representing approximately 30% of our total debt. Borrowings under the Term Loan Facility bear interest at an initial interest rate of LIBOR, reset periodically, plus 1.00%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio. Based on these factors, interest on the loans under the Term Loan Facility may range from LIBOR plus 0.875% to 1.25%. As of May 5, 2018, the Term Loan Facility bore interest at LIBOR plus 1.00%. Borrowings under the Floating Rate Notes bear interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. A 1.0% increase in LIBOR would result in an annual increase in interest expense related to our variable rate debt of $15.3 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 5, 2018, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
In the first quarter of 2018, we completed the integration of the Dollar Tree and Family Dollar banner human resources and payroll systems. We tested the related application controls prior to implementation and will test the operating effectiveness of the controls. There have been no other changes in our internal control over financial reporting during the fiscal quarter ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended May 5, 2018 the Company did not repurchase any shares of common stock on the open market. As of May 5, 2018, we had $1.0 billion remaining under Board repurchase authorization.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.
Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated as of April 5, 2018, by and among Dollar Tree, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	8-K	1.1	4/9/2018
3.1	Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2	Amended Bylaws of Dollar Tree, Inc., effective March 15, 2018	8-K	3.1	3/16/2018
4.1.1	Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018
4.1.2	First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018
10.1	Credit Agreement, dated as of April 19, 2018, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto	8-K	10.1	4/20/2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended May 5, 2018, formatted in XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	May 31, 2018	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)