Form 10-Q
period 2018-08-04
DOLLAR TREE INC
filed 2018-08-30
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
or
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

As of August 27, 2018, there were 237,888,437 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2018

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$5,525.6	$5,281.2	$11,079.3	$10,568.3
Cost of sales	3,861.7	3,653.4	7,715.8	7,313.4
Gross profit	1,663.9	1,627.8	3,363.5	3,254.9
Selling, general and administrative expenses, excluding Receivable impairment	1,281.4	1,205.7	2,543.4	2,393.1
Receivable impairment	—	2.6	—	53.5
Selling, general and administrative expenses	1,281.4	1,208.3	2,543.4	2,446.6
Operating income	382.5	419.5	820.1	808.3
Interest expense, net	46.1	75.8	276.1	150.5
Other (income) expense, net	(1.3)	0.1	(1.1)	0.4
Income before income taxes	337.7	343.6	545.1	657.4
Income tax expense	63.8	109.8	110.7	223.1
Net income	$273.9	$233.8	$434.4	$434.3
Basic net income per share	$1.15	$0.99	$1.83	$1.84
Diluted net income per share	$1.15	$0.98	$1.82	$1.83
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2018	2017	2018	2017
Net income	$273.9	$233.8	$434.4	$434.3

Foreign currency translation adjustments	(1.3)	8.0	(5.2)	5.0

Total comprehensive income	$272.6	$241.8	$429.2	$439.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$647.3	$1,097.8	$693.3
Short-term investments	—	—	4.0
Merchandise inventories, net	3,288.2	3,169.3	2,928.5
Other current assets	337.3	309.2	189.4
Total current assets	4,272.8	4,576.3	3,815.2
Property, plant and equipment, net of accumulated depreciation of $3,448.2, $3,192.1 and $2,941.8, respectively	3,316.1	3,200.7	3,115.4
Assets available for sale	6.9	8.0	10.4
Goodwill	5,023.9	5,025.2	5,025.2
Favorable lease rights, net of accumulated amortization of $270.8, $230.9 and $202.8, respectively	334.5	375.3	420.4
Tradename intangible asset	3,100.0	3,100.0	3,100.0
Other intangible assets, net	4.7	4.8	4.9
Other assets	44.7	42.5	40.8
Total assets	$16,103.6	$16,332.8	$15,532.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$915.9	$165.9
Accounts payable	1,241.7	1,174.8	1,196.3
Income taxes payable	14.1	31.5	—
Other current liabilities	651.6	736.9	722.5
Total current liabilities	1,907.4	2,859.1	2,084.7
Long-term debt, net, excluding current portion	5,041.8	4,762.1	5,595.0
Unfavorable lease rights, net of accumulated amortization of $71.7, $61.1 and $51.2, respectively	89.2	100.0	111.5
Deferred tax liabilities, net	976.0	985.2	1,449.8
Income taxes payable, long-term	30.1	43.8	41.6
Other liabilities	411.6	400.3	389.5
Total liabilities	8,456.1	9,150.5	9,672.1
Commitments and contingencies
Shareholders’ equity	7,647.5	7,182.3	5,860.2
Total liabilities and shareholders’ equity	$16,103.6	$16,332.8	$15,532.3

Common shares outstanding	237.9	237.3	236.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 4,	July 29,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$434.4	$434.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304.0	305.2
Provision for deferred taxes	(9.4)	(6.8)
Amortization of debt discount and debt-issuance costs	51.7	8.4
Receivable impairment	—	53.5
Other non-cash adjustments to net income	49.1	49.2
Loss on debt extinguishment	114.7	—
Changes in operating assets and liabilities	(175.7)	(168.6)
Net cash provided by operating activities	768.8	675.2
Cash flows from investing activities:
Capital expenditures	(394.3)	(271.7)
Proceeds from (payments for) fixed asset disposition	(0.4)	2.1
Net cash used in investing activities	(394.7)	(269.6)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	4,775.8	—
Principal payments for long-term debt	(5,432.7)	(569.3)
Debt-issuance and debt extinguishment costs	(155.3)	—
Proceeds from revolving credit facility	50.0	—
Repayments of revolving credit facility	(50.0)	—
Proceeds from stock issued pursuant to stock-based compensation plans	10.2	14.9
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.7)	(24.7)
Net cash used in financing activities	(823.7)	(579.1)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.4
Net decrease in cash and cash equivalents	(450.5)	(173.1)
Cash and cash equivalents at beginning of period	1,097.8	866.4
Cash and cash equivalents at end of period	$647.3	$693.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$277.7	$143.7
Income taxes	$169.2	$363.8
Non-cash transactions:
Accrued capital expenditures	$46.4	$37.6
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018. The results of operations for the 13 and 26 weeks ended August 4, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2019.
In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of August 4, 2018 and July 29, 2017 and the results of its operations and cash flows for the periods presented. The February 3, 2018 balance sheet information was derived from the audited consolidated financial statements as of that date.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update replaced existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard in the first quarter of fiscal 2018 and the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements or its internal control over financial reporting.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified within the statement of cash flows. This standard is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company adopted the standard in the first quarter of fiscal 2018, resulting in the classification of $124.5 million of cash paid for debt extinguishment as a financing activity in the accompanying unaudited condensed consolidated statement of cash flows for the 26 weeks ended August 4, 2018.
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

NOTE 2 - LONG-TERM DEBT
Long-term debt at August 4, 2018, February 3, 2018 and July 29, 2017 consists of the following:

	As of August 4, 2018		As of February 3, 2018		As of July 29, 2017
(in millions)	Principal	Unamortized Debt Discount, Premium and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs
Forgivable Promissory Note	$—	$—	$—	$—	$7.0	$—
5.25% Acquisition Notes, due 2020	—	—	750.0	6.1	750.0	7.4
5.75% Acquisition Notes, due 2023	—	—	2,500.0	30.8	2,500.0	33.4
Term Loan A-1	—	—	1,532.7	3.4	1,615.7	4.1
Term Loan B-2	—	—	650.0	8.6	650.0	9.5
$1.25 billion Tranche A Revolving Credit Facility	—	—	—	12.6	—	15.2
5.00% Senior Notes, due 2021	300.0	(5.7)	300.0	(6.8)	300.0	(7.8)
$1.25 billion Revolving Credit Facility, interest payable at LIBOR, reset periodically, plus 1.125%, which was 3.20% at August 4, 2018	—	11.4	—	—	—	—
Term Loan Facility, due 2020, interest payable at LIBOR, reset periodically, plus 0.95%, which was 3.03% at August 4, 2018	782.0	2.2	—	—	—	—
Senior Floating Rate Notes, due 2020, interest payable at LIBOR, reset quarterly, plus 0.70%, which was 3.04% at August 4, 2018	750.0	4.5	—	—	—	—
3.70% Senior Notes, due 2023	1,000.0	8.4	—	—	—	—
4.00% Senior Notes, due 2025	1,000.0	7.7	—	—	—	—
4.20% Senior Notes, due 2028	1,250.0	11.7	—	—	—	—
Total	$5,082.0	$40.2	$5,732.7	$54.7	$5,822.7	$61.8
Senior Credit Facilities
On April 19, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2.03 billion in senior credit facilities (the “Senior Credit Facilities”), consisting of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), of which up to $350.0 million is available for letters of credit, and a $782.0 million term loan facility (the “Term Loan Facility”).
The Company borrowed the entire $782.0 million Term Loan Facility on April 19, 2018. The Revolving Credit Facility matures on April 19, 2023, subject to extensions permitted under the Credit Agreement. The Term Loan Facility matures on April 19, 2020.
The loans under the Revolving Credit Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.25% and the loans under the Term Loan Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.00%, subject to adjustment based on (i) the Company’s credit ratings and (ii) the Company’s leverage ratio. Based on these factors, interest on the loans under the Revolving Credit Facility may range from LIBOR plus 1.00% to 1.50% and interest on the loans under the Term Loan Facility may range from LIBOR plus 0.875% to 1.25%. At August 4, 2018, the Revolving Credit Facility bore interest at LIBOR plus 1.125% and the Term Loan Facility bore interest at LIBOR plus 0.95%. The Company pays certain commitment fees in connection with the Revolving Credit Facility. The Senior Credit Facilities allow voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no required amortization under the Senior Credit Facilities.
The Senior Credit Facilities contain a number of affirmative and negative covenants that, among other things, and subject to certain significant baskets and exceptions, restrict the Company’s ability to incur subsidiary indebtedness, incur liens, sell all or substantially all of the Company’s (including the Company’s subsidiaries’) assets and consummate certain fundamental changes. The Senior Credit Facilities also contain a maximum rent-adjusted leverage ratio covenant and a minimum fixed charge coverage ratio covenant. The Credit Agreement provides for certain events of default which, if any of them occurs, would permit or require the loans under the Senior Credit Facilities to be declared due and payable and the commitments thereunder to be terminated.
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
Repayments of Long-term debt in the first quarter of 2018
The Company redeemed its $750.0 million aggregate principal amount of 5.25% Acquisition Notes due 2020 (the “2020 Notes”) and accelerated the amortization of debt-issuance costs associated with the 2020 Notes of $6.1 million to the first quarter ended May 5, 2018.
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
The credit agreement governing the existing senior secured credit facilities, dated as of March 9, 2015 (as amended, restated, supplemented or otherwise modified from time to time, the “Existing Credit Agreement”) was terminated and all of the guarantees of the obligations under the Existing Credit Agreement were terminated and all liens granted under the Existing Credit Agreement, including those equally and ratably securing the $300.0 million 5.00% Senior Notes due 2021 issued by the Company’s subsidiary,

Family Dollar Stores, Inc., were released. Upon the termination of the Existing Credit Agreement, the Company paid certain lenders thereunder a prepayment premium of $6.5 million, which was equal to 1.00% of the outstanding principal amount of the Term Loan B-2 loans under the Existing Credit Agreement and is included in “Interest expense, net” on the accompanying unaudited condensed consolidated income statements for the 26 weeks ended August 4, 2018.
The Company redeemed all of its outstanding $2.5 billion aggregate principal amount of 5.75% Acquisition Notes due 2023 and the indenture governing the notes was satisfied and discharged. The Company paid a redemption premium of $107.8 million, which was equal to 4.313% of the outstanding principal amount of the Acquisition Notes due 2023 and is included in “Interest expense, net” on the accompanying unaudited condensed consolidated income statements for the 26 weeks ended August 4, 2018.
Related to the redemption of the 5.75% Acquisition Notes due 2023 and the repayment of the Company’s Existing Credit Agreement, the Company accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs and expensed approximately $0.4 million in transaction-related costs to the first quarter ended May 5, 2018. Additionally, the Company capitalized approximately $36.9 million of deferred financing costs and recorded an original issue discount in connection with entry into the Credit Agreement and the offering of the Notes, which are being amortized over the terms of the Senior Credit Facilities and Notes.
Debt Covenants
As of August 4, 2018, the Company was in compliance with its debt covenants.
NOTE 3 - INCOME TAXES
The Company’s effective tax rate was 18.9% for the 13 weeks ended August 4, 2018 compared with 32.0% for the 13 weeks ended July 29, 2017 and 20.3% for the 26 weeks ended August 4, 2018 compared with 33.9% for the 26 weeks ended July 29, 2017. The 2017 Tax Cuts and Jobs Act (“TCJA”) reduced the federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result, the 2018 federal statutory tax rate is 21%.
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
NOTE 4 - LEGAL PROCEEDINGS
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
In July 2017, two former employees filed suit in federal court in California, seeking to represent a class of current and former non-exempt employees alleging that the Company’s dress code required them to purchase such distinctive clothing that it constituted a uniform and the Company’s failure to reimburse them for the clothing violated California law. The former employees seek restitution, damages, penalties and injunctive relief. The Company entered into a settlement agreement which was recently rejected by the court. The parties are reconsidering the terms of the settlement. The Company has accrued the amount in the rejected agreement.
In August 2017, 43 current and former employees filed suit against the Company in state court in California alleging improper classification as exempt employees which they allege resulted in, among other things, their failure to receive overtime compensation, rest and meal periods, accurate wage statements, and final pay upon termination of employment. The Company removed the case to federal court. As required by that court’s order, each plaintiff refiled his or her case individually so that the cases would be tried individually and not as a class. In June 2018, the Company mediated the 43 cases together. The expected settlement amount is immaterial and has been accrued.
In August 2017, a former employee brought suit in California state court on a Private Attorney General Act ("PAGA") representative basis alleging the Company failed to provide him and all other California store associates with suitable seating when they were performing cashier functions. The parties are engaged in discovery.
Several lawsuits have been filed against Dollar Tree, Family Dollar and their vendors alleging that personal powder products caused cancer. The Company does not believe the products it sold caused the illnesses. The Company believes these lawsuits are insured and is being indemnified by its third party vendors.
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
In April 2017, a former store employee filed a lawsuit in California state court alleging off the clock work primarily for bag checks, failure to provide rest and meal breaks, and related claims. The court granted the Company’s motion to compel arbitration and stayed the case pending the outcome of the arbitration proceedings. Subsequently, the court allowed the plaintiff to amend her complaint to include PAGA claims which are not subject to arbitration. However, those claims remain stayed pending the outcome of the arbitration proceeding.
In December 2017, a former assistant store manager filed suit in California state court asserting PAGA claims on behalf of herself and other store managers and assistant store managers seeking wages for alleged off the clock work, noncompliant rest and meal breaks and related claims.
In January 2018, a former store manager and a former assistant store manager filed suit in California state court asserting class claims on behalf of themselves and their respective classes seeking to recover for working off the clock, noncompliant rest and meal periods and related claims.

In June 2018, a former store manager filed suit in California state court asserting class and PAGA claims on behalf of himself and a class of current and former employees for alleged off the clock work, alleged failure to receive compliant rest and meal breaks and related claims.
In August 2018, a former store manager filed a nationwide collective action in federal court in Texas asserting that she and other similarly situated store managers were improperly classified as exempt employees and are therefore owed overtime pay and other related compensation.
Family Dollar Resolved Matters
In June 2017, a former store employee filed suit in California state court asserting PAGA claims on behalf of herself and other allegedly aggrieved employees alleging the Company willfully caused their work time to go under reported so they failed to receive pay for time worked and related claims. The lawsuit has been dismissed without prejudice.
NOTE 5 - FAIR VALUE MEASUREMENTS
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

(in millions)	August 4, 2018	February 3, 2018	July 29, 2017
Level 1
Short-term investments	$—	$—	$4.0
Deferred compensation plan assets	22.5	20.7	19.4
Deferred compensation plan assets are held pursuant to deferred compensation plans for certain officers and executives. The deferred compensation plan assets are recorded in "Other assets" on the accompanying unaudited condensed consolidated balance sheets and a corresponding liability is recorded in "Other liabilities" on the accompanying unaudited condensed consolidated balance sheets.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 or 26 weeks ended August 4, 2018.
The aggregate fair values and carrying values of the Company’s long-term borrowings were as follows:

	August 4, 2018		February 3, 2018		July 29, 2017
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes and Acquisition Notes	$4,288.7	$4,273.4	$3,684.6	$3,519.9	$3,745.7	$3,517.0
Level 2
Term loans	774.2	779.8	2,187.6	2,170.7	2,275.5	2,252.1
The fair values of the Company’s 5.00% Senior Notes due 2021 and the Notes (collectively, the “Senior Notes”), and the fair values of the 5.25% Acquisition Notes due 2020 and 5.75% Acquisition Notes due 2023 (together, “the Acquisition Notes”) that were redeemed during the first quarter of 2018, were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the Company’s Term Loan Facility and the fair values of the Term Loan A-1 and Term Loan B-2, which the Company prepaid in full during the first quarter of 2018, were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company’s Revolving Credit Facility at August 4, 2018 and the Company’s Tranche A Revolving Credit Facility at February 3, 2018 and July 29, 2017, approximated their fair values because the interest rates vary with market interest rates.
NOTE 6 - NET INCOME PER SHARE
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in millions, except per share data)	2018	2017	2018	2017
Basic net income per share:
Net income	$273.9	$233.8	$434.4	$434.3
Weighted average number of shares outstanding	237.9	236.7	237.7	236.5
Basic net income per share	$1.15	$0.99	$1.83	$1.84
Diluted net income per share:
Net income	$273.9	$233.8	$434.4	$434.3
Weighted average number of shares outstanding	237.9	236.7	237.7	236.5
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.7	0.7	0.8	0.9
Weighted average number of shares and dilutive potential shares outstanding	238.6	237.4	238.5	237.4
Diluted net income per share	$1.15	$0.98	$1.82	$1.83
For the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
NOTE 7 - STOCK-BASED COMPENSATION
For a discussion of the Company’s stock-based compensation plans, refer to “Note 9 - Stock-Based Compensation Plans” of the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
The Company’s stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan. Stock-based compensation expense was $47.6 million and $40.1 million during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively.
Restricted Stock
The Company issues service-based RSUs to employees and officers and issues performance-based RSUs to certain officers of the Company. The Company recognizes expense based on the estimated fair value of the RSUs granted over the requisite service period, which is generally three years, on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs is determined using the Company’s closing stock price on the date of grant.

The following table summarizes the status of RSUs as of August 4, 2018 and changes during the 26 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	1,525,252	$79.37
Granted	783,366	94.87
Vested	(628,406)	79.78
Forfeited	(37,368)	83.27
Nonvested at August 4, 2018	1,642,844	$86.53
NOTE 8 - SEGMENTS
The Company operates a chain of more than 15,000 retail discount stores in 48 states and five Canadian provinces. The Company’s operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company’s operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 12 distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia.
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
Net sales by segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2018	2017	2018	2017
Net sales:
Dollar Tree	$2,768.8	$2,586.9	$5,553.2	$5,158.6
Family Dollar	2,756.8	2,694.3	5,526.1	5,409.7
Total net sales	$5,525.6	$5,281.2	$11,079.3	$10,568.3
Gross profit by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2018	2017	2018	2017
Gross profit:
Dollar Tree	$955.3	$895.8	$1,916.1	$1,792.5
Family Dollar	708.6	732.0	1,447.4	1,462.4
Total gross profit	$1,663.9	$1,627.8	$3,363.5	$3,254.9

Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2018	2017	2018	2017
Depreciation and amortization expense:
Dollar Tree	$65.8	$62.7	$129.7	$124.2
Family Dollar	86.8	88.7	174.4	181.1
Total depreciation and amortization expense	$152.6	$151.4	$304.1	$305.3
Operating income by segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2018	2017	2018	2017
Operating income:
Dollar Tree	$297.7	$289.1	$627.9	$604.5
Family Dollar	84.8	130.4	192.2	203.8
Total operating income	$382.5	$419.5	$820.1	$808.3
Capital expenditures by segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(in millions)	2018	2017	2018	2017
Capital expenditures:
Dollar Tree	$149.9	$87.7	$267.1	$153.4
Family Dollar	63.5	73.7	127.2	118.3
Total capital expenditures	$213.4	$161.4	$394.3	$271.7
Total assets by segment are as follows:

	As of
	August 4,	February 3,	July 29,
(in millions)	2018	2018	2017
Total assets:
Dollar Tree	$4,054.4	$4,113.4	$3,555.9
Family Dollar	12,049.2	12,219.4	11,976.4
Total assets	$16,103.6	$16,332.8	$15,532.3

Total goodwill by segment is as follows:

	As of
	August 4,	February 3,	July 29,
(in millions)	2018	2018	2017
Total goodwill:
Dollar Tree	$356.5	$347.1	$347.1
Family Dollar	4,667.4	4,678.1	4,678.1
Total goodwill	$5,023.9	$5,025.2	$5,025.2
Goodwill is reassigned between segments when stores are rebannered between segments. In the 26 weeks ended August 4, 2018, the Company reassigned $10.7 million of goodwill from Family Dollar to Dollar Tree as a result of rebannering. There were no stores rebannered between segments in the 26 weeks ended July 29, 2017.

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
A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

•
the potential effect of inflation or deflation and other general business or economic conditions on our costs and profitability, including the potential effect of future changes in prevailing wage rates and overtime regulations and our plans to address these changes, shipping rates, domestic and import freight costs (including increases in domestic freight costs due to the shortage in truck drivers), fuel costs and wage and benefit costs, consumer spending levels, and population, employment and job growth and/or losses in our markets;

•
the potential effect of future law changes, including taxes and tariffs, including the actual and potential effect of Section 301 tariffs on Chinese goods imposed by the United States Trade Representative, the potential effect of anti-dumping duties imposed by the United States Department of Commerce, the Fair Labor Standards Act as it relates to the qualification of our managers for exempt status, minimum wage and health care law;

•	the ability to retain key personnel at Family Dollar and Dollar Tree;

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	our growth plans, including our plans to add, rebanner, expand or relocate stores, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•	the average size of our stores to be added in 2018 and beyond;

•	the effect on our merchandise mix of consumables and the increase in the number of our stores with freezers and coolers and Snack Zone on Dollar Tree’s gross profit margin and sales;

•	the effect of the Family Dollar renovation initiative and other initiatives on Family Dollar’s sales;

•	the net sales per square foot, net sales and operating income of our stores;

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

•
our cash needs, including our ability to fund our future capital expenditures and working capital requirements and our ability to service our debt obligations, including our expected annual interest expense;

•	our expectations regarding competition and growth in our retail sector; and

•	management’s estimates associated with our critical accounting policies, including inventory valuation, accrued expenses, valuations for impairment analyses and income taxes.
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to various risks, uncertainties and other factors, including without limitation the risk factors summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the year ended February 3, 2018 and in this Quarterly Report on Form 10-Q.

•	Our profitability is vulnerable to cost increases.

•
We could encounter disruptions in our distribution network and have encountered and expect to encounter additional costs in distributing merchandise, such as freight cost increases due to the truck driver shortage and fuel cost increases.

•
Risks associated with our domestic and foreign suppliers, including, among others, increased taxes, duties, tariffs or other restrictions on trade (including Section 301 tariffs imposed by the United States Trade Representative on imported Chinese goods), could adversely affect our financial performance.

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

•
Litigation may adversely affect our business, financial condition and results of operations. For a discussion of current legal proceedings, see “Note 4 - Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

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
Overview
We are a leading operator of more than 15,000 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At August 4, 2018, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 26 weeks ended August 4, 2018 and July 29, 2017 is as follows:

	26 Weeks Ended
	August 4, 2018			July 29, 2017
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	6,650	8,185	14,835	6,360	7,974	14,334
New stores	150	126	276	165	132	297
Rebannered stores	17	(24)	(7)	—	—	—
Closings	(5)	(26)	(31)	(19)	(31)	(50)
Ending	6,812	8,261	15,073	6,506	8,075	14,581
Relocations	34	5	39	59	23	82

Selling Square Feet (in millions):
Beginning	57.3	59.3	116.6	54.7	57.7	112.4
New stores	1.2	0.9	2.1	1.4	0.9	2.3
Rebannered stores	0.1	(0.2)	(0.1)	—	—	—
Closings	—	(0.2)	(0.2)	(0.1)	(0.2)	(0.3)
Relocations	0.1	—	0.1	0.1	—	0.1
Ending	58.7	59.8	118.5	56.1	58.4	114.5
Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.

The average size of stores opened during the 26 weeks ended August 4, 2018 was approximately 8,160 selling square feet for the Dollar Tree segment and 7,310 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
For the 13 weeks ended August 4, 2018, comparable store net sales increased 1.8% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store net sales in Canada using the prior year second quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of currency, comparable store net sales increased 1.9% due to an increase in average ticket slightly offset by a decrease in customer count. On a constant currency basis, comparable store net sales increased 3.7% in the Dollar Tree segment and were flat in the Family Dollar segment for the 13 weeks ended August 4, 2018. Comparable store net sales in the Dollar Tree segment increased 3.8% when adjusted for the impact of Canadian currency fluctuations. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in the second quarter of 2018 and as of August 4, 2018, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 5,435 stores compared to 5,010 stores at July 29, 2017. Over the past year, Dollar Tree developed and tested an initiative for select Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of August 4, 2018, we have this layout in approximately 540 Dollar Tree stores and we plan to end the year with approximately 750 Snack Zone stores. We believe that these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
We are executing several initiatives in our Family Dollar banner to increase sales. During the 13 weeks ended August 4, 2018, we completed more than 100 Family Dollar renovations, which brings the total in the first half of 2018 to over 300. These renovations have focused on creating an exciting and more productive Family Dollar shopping experience. Renovations bring some of the oldest stores to our brand standard, including more productive end-caps, highlighting more relevant and prominent seasonal offerings, assortment expansions in beverage and snacks, hair care, and food in coolers and freezers. Category adjacencies and updating our front-end checkout are also part of the renovation program. We are making a number of improvements to the conditions of our stores to provide our customers with a consistent and improved shopping experience. In addition, we have focused on re-branding our private brand labels in our stores. These private brands are being developed to provide national brand-comparable quality and great values for our customers, as part of our Compare and Save marketing program. We are adding additional coolers and freezers to facilitate expansion of our product offerings.
Additionally, the following items have already impacted or could impact our business or results of operations during 2018 or in the future:

•	We have experienced higher than anticipated freight costs primarily due to the truck driver shortage in the United States. This will result in higher costs in future periods as merchandise is sold.

•
The United States Department of Commerce recently imposed an anti-dumping duty on certain Chinese ribbon products. We estimate that this duty could reduce our earnings per share by approximately $0.04 per share in the fourth quarter.

•
The United States Trade Representative (USTR) has implemented tariffs against $50 billion in Chinese goods and is considering implementing 10 percent or 25 percent tariffs against an additional $200 billion in Chinese goods. We do not expect that the tariffs already implemented on $50 billion of Chinese goods will be material to our business or results of operations in any quarter. However, the proposed tariffs, if implemented, together with the already implemented tariffs, could have a material adverse effect on our business and results of operations next year. As much as nine percent of our products, measured by sales volume, could be affected by these tariffs which could increase costs or decrease profitability. This potential impact could be mitigated by a variety of factors. The USTR may reduce the list of impacted tariff lines before the tariffs are implemented and later may grant specific product exclusions. We expect to be active in this process. We can also attempt to negotiate price concessions from vendors, cancel orders, change product sizes and specifications, and change our product mix. At Family Dollar, we can also increase prices. We will also try to secure alternative sources of supply outside of China. It is too early to give any assurance as to the scope, duration, or impact of the proposed tariffs, how successful these mitigation efforts will be, or the extent to which mitigation will be necessary.

Results of Operations
13 Weeks Ended August 4, 2018 Compared to the 13 Weeks Ended July 29, 2017
Net Sales. Net sales increased $244.4 million, or 4.6%, compared with last year’s second quarter, resulting from sales of $147.6 million in new Dollar Tree and Family Dollar stores and an increase in comparable store net sales in the Dollar Tree segment. Comparable store net sales increased 1.8% on a constant currency basis as a result of a 1.9% increase in average ticket slightly offset by a 0.1% decrease in customer count. On a constant currency basis, comparable store net sales increased 3.7% in the Dollar Tree segment and were flat in the Family Dollar segment for the 13 weeks ended August 4, 2018. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $36.1 million or 2.2%, to $1,663.9 million in the second quarter of 2018 compared to $1,627.8 million in the second quarter of 2017. Gross profit margin decreased to 30.1% in the current quarter from 30.8% in the same quarter last year. Our gross profit margin decrease was the result of the net of the following:

•	Merchandise cost, including freight, increased approximately 30 basis points resulting from higher domestic freight costs, partially offset by improved mark-on.

•	Shrink costs increased approximately 20 basis points due to unfavorable inventory results in the current quarter.

•	Distribution costs increased approximately 20 basis points resulting primarily from higher distribution center payroll costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,281.4 million in the second quarter of 2018 from $1,208.3 million in the same quarter last year, an increase of $73.1 million or 6.0%. As a percentage of sales, selling, general and administrative expenses increased to 23.2% in the second quarter of 2018 from 22.9% in the same quarter last year. The increase in selling, general and administrative expenses was a result of the net of the following:

•	Store hourly payroll costs increased approximately 50 basis points as a result of the planned reinvestment of income tax savings.

•
Depreciation and amortization costs decreased approximately 10 basis points as a result of leverage from the comparable store net sales increase for the Dollar Tree segment and assets becoming fully depreciated on the Family Dollar segment.

•	Store operating costs decreased approximately 10 basis points resulting primarily from lower repairs and maintenance costs.
Operating Income. Operating income for the current quarter decreased to $382.5 million compared with $419.5 million in the same period last year and operating income margin decreased to 6.9% in the current quarter from 7.9% in last year’s quarter.
Interest expense, net. Interest expense, net was $46.1 million in the second quarter of 2018 compared to $75.8 million in the prior year quarter. The decrease is due to lower debt outstanding in the current quarter as a result of a $750.0 million prepayment in the first quarter of 2018, as well as our debt refinancing in the first quarter of 2018 which resulted in lower interest rates. See “Note 2 - Long-Term Debt,” to the unaudited condensed consolidated financial statements included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q, for additional detail on the refinancing of our long-term debt.
Income Taxes. Our effective tax rate for the 13 weeks ended August 4, 2018 was 18.9% compared to 32.0% for the 13 weeks ended July 29, 2017. The decrease is due to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018. The 2018 and 2017 rates also reflect reductions of $8.1 million and $4.1 million, respectively, in the reserve for uncertain tax positions resulting from statute expirations.
26 Weeks Ended August 4, 2018 Compared to the 26 Weeks Ended July 29, 2017
Net Sales. Net sales in the first half of 2018 increased $511.0 million, or 4.8%, compared with the first half of 2017, resulting from sales of $335.4 million in new Dollar Tree and Family Dollar stores and an increase in comparable store net sales in the Dollar Tree segment, partially offset by a decrease in comparable store net sales in the Family Dollar segment. Comparable store net sales increased 1.6% on a constant currency basis as a result of a 1.8% increase in average ticket, slightly offset by a 0.2% decrease in customer count. Comparable store net sales increased 1.7% when adjusted for the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 3.9% in the Dollar Tree segment and decreased 0.5% in the Family Dollar segment for the 26 weeks ended August 4, 2018. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $108.6 million or 3.3%, to $3,363.5 million in the 26 weeks ended August 4, 2018 compared to $3,254.9 million in the 26 weeks ended July 29, 2017. Gross profit margin decreased to 30.4% in the first half of 2018 from 30.8% in the first half of 2017. Our gross profit margin decrease was the result of the net of the following:

•	Shrink costs increased approximately 25 basis points due to unfavorable inventory results in the current year.

•	Distribution costs increased approximately 15 basis points resulting primarily from higher distribution center payroll costs.

•	Merchandise cost, including freight, increased approximately 10 basis points resulting from higher domestic freight costs, partially offset by improved mark-on.

•	Markdown costs decreased approximately 10 basis points resulting primarily from lower promotional markdowns in our Family Dollar banner.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,543.4 million in the 26 weeks ended August 4, 2018 from $2,446.6 million in the same period last year, an increase of $96.8 million or 4.0%. As a percentage of sales, selling, general and administrative expenses decreased to 23.0% in the 26 weeks ended August 4, 2018 from 23.2% in the same period last year. The prior year period included a $53.5 million receivable impairment. Excluding the receivable impairment, selling, general and administrative expenses as a percentage of sales was 22.6% in the first half of 2017. Excluding the 2017 receivable impairment, the increase in selling, general and administrative expenses, as a percentage of net sales, was a result of the net of the following:

•	Store hourly payroll costs increased approximately 50 basis points as a result of the planned reinvestment of income tax savings.

•
Depreciation and amortization costs decreased approximately 15 basis points as a result of leverage from the comparable store net sales increase for the Dollar Tree segment and assets becoming fully depreciated on the Family Dollar segment.

Operating Income. Operating income for the 26 weeks ended August 4, 2018 increased to $820.1 million compared with $808.3 million in the same period last year and operating income margin decreased to 7.4% in the first half of 2018 from 7.6% in the first half of 2017. Operating income for the 26 weeks ended July 29, 2017 includes a $53.5 million receivable impairment. Excluding the receivable impairment, operating income and operating income margin in the 26 weeks ended July 29, 2017 were $861.8 million and 8.2%, respectively.
Interest expense, net. Interest expense, net was $276.1 million in the first half of 2018 compared to $150.5 million in the first half of the prior year. The increase is due to the prepayment premiums paid during the first quarter of 2018 of $107.8 million and $6.5 million related to our redemption of the 5.75% Acquisition Notes due 2023 and Term Loan B-2, respectively. Also, in connection with our debt refinancing, we accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs during the 26 weeks ended August 4, 2018. These increases were partially offset by lower interest expense in the second quarter of 2018 resulting from the debt refinancing. See “Note 2 - Long-Term Debt,” to the unaudited condensed consolidated financial statements included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q, for additional detail on the refinancing of our long-term debt.
Income Taxes. Our effective tax rate for the 26 weeks ended August 4, 2018 was 20.3% compared to 33.9% for the 26 weeks ended July 29, 2017. The decrease is due to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018. The 2018 and 2017 rates also reflect reductions of $8.1 million and $4.1 million, respectively, in the reserve for uncertain tax positions resulting from statute expirations.
Segment Information
We operate a chain of more than 15,000 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 12 distribution centers in the United States, two distribution centers in Canada and a Store Support Center in Chesapeake, Virginia. As a result, we report comparable store net sales on a constant currency basis.
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
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				26 Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,768.8		$2,586.9		$5,553.2		$5,158.6
Gross profit	955.3	34.5%	895.8	34.6%	1,916.1	34.5%	1,792.5	34.7%
Operating income	297.7	10.8%	289.1	11.2%	627.9	11.3%	604.5	11.7%
Net sales for Dollar Tree increased 7.0% and 7.6% for the 13 and 26 weeks ended August 4, 2018, respectively, compared to the same periods last year. These increases were due to sales from new stores of $85.5 million and $193.9 million for the 13 and 26 weeks ended August 4, 2018, respectively, and comparable store net sales increases of 3.7% and 3.9%, respectively, on a constant currency basis. For the 13 weeks ended August 4, 2018, average ticket increased 2.0% and customer count increased 1.7%. For the 26 weeks ended August 4, 2018, average ticket increased 2.3% and customer count increased 1.5%.
Gross profit margin for Dollar Tree decreased to 34.5% for the 13 weeks ended August 4, 2018 compared to 34.6% for the same period last year as a result of a 20 basis point increase in shrink costs resulting from unfavorable inventory results in the current quarter.
Gross profit margin for Dollar Tree decreased to 34.5% for the 26 weeks ended August 4, 2018 compared to 34.7% for the same period last year as a result of the following:

•	Shrink costs increased approximately 25 basis points resulting from unfavorable inventory results in the first half of the year.

•	Merchandise cost, including freight, increased approximately 10 basis points due primarily to higher domestic freight costs, partially offset by increased initial mark-on.

•	Distribution costs increased approximately 10 basis points primarily resulting from higher distribution center payroll costs.

•	Occupancy costs decreased approximately 15 basis points resulting from the leverage from the comparable store net sales increase in the first half of the year.
Operating income margin for Dollar Tree decreased to 10.8% for the 13 weeks ended August 4, 2018 as compared to 11.2% for the same period last year. The decrease in operating income margin in the 13 weeks ended August 4, 2018 was the result of lower gross profit margin, and higher selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses increased to 23.7% as a percentage of sales in the 13 weeks ended August 4, 2018, compared to 23.4% for the same period last year due to a 40 basis point increase in payroll expenses due to higher store hourly payroll costs resulting from the planned tax reinvestment in the current year partially offset by leverage from the increase in comparable store net sales in the current quarter.
Operating income margin for Dollar Tree decreased to 11.3% for the 26 weeks ended August 4, 2018 as compared to 11.7% for the same period last year. The decrease in operating income margin in the 26 weeks ended August 4, 2018 was the result of lower gross profit margin, and higher selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses increased to 23.2% as a percentage of sales in the 26 weeks ended August 4, 2018, compared to 23.0% for the same period last year due to a 40 basis point increase in payroll expenses due to higher store hourly payroll costs resulting from the planned tax reinvestment in the current year partially offset by leverage from the increase in comparable store net sales in the current quarter.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				26 Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,756.8		$2,694.3		$5,526.1		$5,409.7
Gross profit	708.6	25.7%	732.0	27.2%	1,447.4	26.2%	1,462.4	27.0%
Operating income	84.8	3.1%	130.4	4.8%	192.2	3.5%	203.8	3.8%
Net sales for Family Dollar increased $62.5 million or 2.3% and $116.4 million or 2.2% for the 13 and 26 weeks ended August 4, 2018, respectively, compared to the same periods last year. The increase for the 13 weeks ended August 4, 2018 was due to new store sales, as the comparable store net sales were flat for the quarter with a 2.3% increase in average ticket being offset by a decrease in customer count. The increase for the 26 weeks ended August 4, 2018 was due to sales from new stores of $144.4 million, partially offset by a comparable store net sales decrease of 0.5%. The decrease in comparable store net sales was the result of a decrease in customer count of 2.2%, partially offset by a 1.7% increase in average ticket.
Gross profit for Family Dollar decreased $23.4 million or 3.2% for the 13 weeks ended August 4, 2018 compared to the same period last year. The gross profit margin for Family Dollar decreased to 25.7% for the 13 weeks ended August 4, 2018 compared to 27.2% for the same period in the prior year. The decrease is due to the following:

•	Merchandise cost, including freight, increased approximately 85 basis points, primarily due to higher domestic freight costs, partially offset by increased initial mark-on.

•	Distribution costs increased approximately 30 basis points resulting primarily from higher merchandising and distribution payroll-related costs.

•	Shrink costs increased approximately 15 basis points resulting from unfavorable inventory results in the current year.

•	Occupancy costs increased approximately 10 basis points resulting from the deleveraging effect of the flat comparable store net sales.
Gross profit for Family Dollar decreased $15.0 million or 1.0% for the 26 weeks ended August 4, 2018 compared to the same period last year. The gross profit margin for Family Dollar decreased to 26.2% for the 26 weeks ended August 4, 2018 compared to 27.0% for the same period in the prior year. The decrease is due to the net of the following:

•	Merchandise cost, including freight, increased approximately 30 basis points, primarily due to higher domestic freight costs, partially offset by increased initial mark-on.

•	Occupancy costs increased approximately 25 basis points resulting from the deleveraging effect of the decrease in comparable store net sales.

•	Shrink costs increased approximately 25 basis points resulting from unfavorable inventory results in the current year.

•	Distribution costs increased approximately 20 basis points resulting primarily from higher merchandising and distribution payroll-related costs.

•	Markdown costs decreased approximately 20 basis points resulting from fewer promotional markdowns.
Operating income margin for Family Dollar decreased to 3.1% for the 13 weeks ended August 4, 2018 as compared to 4.8% for the same period last year resulting from the gross margin decrease above and an increase in selling, general and administrative expenses. Operating income for the 13 weeks ended July 29, 2017 included a $2.6 million receivable impairment. Operating income margin excluding the receivable impairment was 4.9% for the 13 weeks ended July 29, 2017. Selling, general and administrative expenses were 22.6% as a percentage of sales in the 13 weeks ended August 4, 2018 compared to 22.4% for the same period last year. Excluding the receivable impairment, selling general and administrative expenses were 22.3% for the 13 weeks ended July 29, 2017. The current quarter increase in selling, general and administrative expenses as a percentage of sales was due to the following:

•	Payroll expenses increased approximately 55 basis points due primarily to increased store hourly payroll expenses as a result of the planned reinvestment of income tax savings.

•	Store operating costs decreased approximately 10 basis points resulting from lower repairs and maintenance costs.

•	Depreciation and amortization expense decreased approximately 10 basis points as a result of certain assets that were revalued upon the 2015 acquisition becoming fully depreciated and/or amortized.
Operating income margin for Family Dollar decreased to 3.5% for the 26 weeks ended August 4, 2018 as compared to 3.8% for the same period last year resulting from the gross margin decrease above and an increase in selling, general and administrative expenses. Operating income for the 26 weeks ended July 29, 2017 included a $53.5 million receivable impairment. Operating income margin excluding the receivable impairment was 4.8% for the 26 weeks ended July 29, 2017. Selling, general and administrative expenses were 22.7% as a percentage of sales in the 26 weeks ended August 4, 2018 compared to 22.4% for the same period last year. Excluding the receivable impairment, selling general and administrative expenses were 22.3% for the 26 weeks ended July 29, 2017. The current year increase in selling, general and administrative expenses as a percentage of sales was due to the following:

•	Payroll expenses increased approximately 60 basis points due primarily to increased store hourly payroll expenses as a result of the planned reinvestment of income tax savings.

•	Depreciation and amortization expense decreased approximately 15 basis points as a result of certain assets that were revalued upon the 2015 acquisition becoming fully depreciated and/or amortized.
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
The following table compares cash-flow related information for the 26 weeks ended August 4, 2018 and July 29, 2017:

	26 Weeks Ended
	August 4,	July 29,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$768.8	$675.2
Investing activities	(394.7)	(269.6)
Financing activities	(823.7)	(579.1)
Net cash provided by operating activities increased $93.6 million due primarily to increased earnings excluding the non-cash loss on debt extinguishment in 2018, partially offset by higher inventory levels.
Net cash used in investing activities increased $125.1 million primarily due to increased capital expenditures. The increase in capital expenditures primarily relates to a new Dollar Tree distribution center that opened in the second quarter ending August 4, 2018 and the expansion of the Dollar Tree Store Support Center.
Net cash used in financing activities increased $244.6 million compared with the prior year, primarily due to our debt refinancing in 2018. Debt repayments exceeded the proceeds from long-term debt by $656.9 million and we paid $155.3 million of debt-issuance and extinguishment costs during 2018.
At August 4, 2018, our long-term borrowings were $5.1 billion and we had $1.1 billion available under our revolving credit facility. We also have $385.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $286.1 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 4, 2018.
In the first quarter of 2018, we redeemed our $750.0 million aggregate principal amount of 5.25% Acquisition Notes due 2020. We accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million to the 13 weeks ended May 5, 2018.
Additionally, in the first quarter of 2018, we completed the registered offering of $750.0 million aggregate principal amount of Senior Floating Rate Notes due 2020, $1.0 billion aggregate principal amount of 3.70% Senior Notes due 2023, $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2025 and $1.25 billion aggregate principal amount of 4.20% Senior Notes due 2028. We also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2.03 billion in senior credit facilities, consisting of a $1.25 billion revolving credit facility and a $782.0 million term loan facility. We used the proceeds of these borrowings and cash on hand to repay all of the outstanding loans under our existing senior secured credit facilities, including our Term Loan A-1 and Term Loan B-2, and redeemed all of our outstanding 5.75% Acquisition Notes due 2023. In connection with the foregoing transactions, we accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs, expensed approximately $0.4 million in transaction-related costs and capitalized approximately $36.9 million of deferred financing costs and original issue discount, which are being amortized over the terms of the new borrowings. We also paid prepayment premiums of $6.5 million and $107.8 million related to our redemption of the Term Loan B-2 and 5.75% Acquisition Notes due 2023, respectively. We expect the annual cash interest savings resulting from this refinancing of our long-term debt will be approximately $48.0 million. See “Note 2 - Long-Term Debt,” to the unaudited condensed consolidated financial statements included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q, for additional detail on the refinancing of our long-term debt.
There were no shares repurchased on the open market during the 26 weeks ended August 4, 2018 and July 29, 2017. As of August 4, 2018, we had $1.0 billion remaining under Board repurchase authorization.
Recent Accounting Pronouncements
See “Note 1 - Basis of Presentation,” to the unaudited condensed consolidated financial statements included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q, for a detailed description of recent accounting pronouncements.

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
Interest Rate Risk
At August 4, 2018, we had $1.5 billion in borrowings subject to interest rate fluctuations, representing approximately 30% of our total debt. Borrowings under the Term Loan Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.00%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio. Based on these factors, interest on the loans under the Term Loan Facility may range from LIBOR plus 0.875% to 1.25%. As of August 4, 2018, the Term Loan Facility bore interest at LIBOR plus 0.95%. Borrowings under the Floating Rate Notes bear interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. A 1.0% increase in LIBOR would result in an annual increase in interest expense related to our variable rate debt of $15.3 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 4, 2018, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state employment-related class and collective actions and litigation concerning injury from products. For a discussion of these proceedings, please refer to “Note 4 - Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.
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
Item 1A. RISK FACTORS.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018, other than as set forth in the discussion of risk factors in the “A Warning About Forward-Looking Statements” section and in the “Overview” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended August 4, 2018 the Company did not repurchase any shares of common stock on the open market. As of August 4, 2018, we had $1.0 billion remaining under Board repurchase authorization.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.
Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2	Amended Bylaws of Dollar Tree, Inc., effective June 14, 2018	8-K	3.1	6/18/2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended August 4, 2018, formatted in XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	August 30, 2018	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)