Form 10-Q
period 2018-11-03
DOLLAR TREE INC
filed 2018-11-29
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018
or
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of November 26, 2018, there were 237,969,961 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2018

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$5,538.8	$5,316.6	$16,618.1	$15,884.9
Cost of sales	3,866.9	3,650.6	11,582.7	10,964.0
Gross profit	1,671.9	1,666.0	5,035.4	4,920.9
Selling, general and administrative expenses, excluding Receivable impairment	1,284.1	1,240.8	3,827.5	3,633.9
Receivable impairment	—	—	—	53.5
Selling, general and administrative expenses	1,284.1	1,240.8	3,827.5	3,687.4
Operating income	387.8	425.2	1,207.9	1,233.5
Interest expense, net	47.6	69.7	323.7	220.2
Other (income) expense, net	0.2	0.4	(0.9)	0.8
Income before income taxes	340.0	355.1	885.1	1,012.5
Income tax expense	58.2	115.2	168.9	338.3
Net income	$281.8	$239.9	$716.2	$674.2
Basic net income per share	$1.18	$1.01	$3.01	$2.85
Diluted net income per share	$1.18	$1.01	$3.00	$2.84
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2018	2017	2018	2017
Net income	$281.8	$239.9	$716.2	$674.2

Foreign currency translation adjustments	(0.7)	(2.7)	(5.9)	2.3

Total comprehensive income	$281.1	$237.2	$710.3	$676.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$708.3	$1,097.8	$400.1
Merchandise inventories, net	3,715.6	3,169.3	3,397.8
Other current assets	325.6	309.2	174.7
Total current assets	4,749.5	4,576.3	3,972.6
Property, plant and equipment, net of accumulated depreciation of $3,571.8, $3,192.1 and $3,060.1, respectively	3,406.2	3,200.7	3,178.9
Assets available for sale	5.9	8.0	8.6
Goodwill	5,023.6	5,025.2	5,024.3
Favorable lease rights, net of accumulated amortization of $290.6, $230.9 and $224.7, respectively	314.6	375.3	398.0
Tradename intangible asset	3,100.0	3,100.0	3,100.0
Other intangible assets, net	4.6	4.8	4.9
Other assets	44.9	42.5	42.9
Total assets	$16,649.3	$16,332.8	$15,730.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$915.9	$165.9
Accounts payable	1,365.1	1,174.8	1,181.3
Income taxes payable	0.7	31.5	—
Other current liabilities	769.9	736.9	692.7
Total current liabilities	2,135.7	2,859.1	2,039.9
Long-term debt, net, excluding current portion	5,043.8	4,762.1	5,557.0
Unfavorable lease rights, net of accumulated amortization of $77.0, $61.1 and $57.0, respectively	84.0	100.0	105.7
Deferred tax liabilities, net	999.2	985.2	1,472.4
Income taxes payable, long-term	33.0	43.8	45.1
Other liabilities	410.5	400.3	393.6
Total liabilities	8,706.2	9,150.5	9,613.7
Commitments and contingencies
Shareholders’ equity	7,943.1	7,182.3	6,116.5
Total liabilities and shareholders’ equity	$16,649.3	$16,332.8	$15,730.2

Common shares outstanding	238.0	237.3	237.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	November 3,	October 28,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$716.2	$674.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	454.4	454.6
Provision for deferred taxes	13.8	15.8
Amortization of debt discount and debt-issuance costs	53.7	12.0
Receivable impairment	—	53.5
Other non-cash adjustments to net income	63.3	61.6
Loss on debt extinguishment	114.7	—
Changes in operating assets and liabilities	(365.2)	(679.1)
Net cash provided by operating activities	1,050.9	592.6
Cash flows from investing activities:
Capital expenditures	(622.7)	(449.4)
Proceeds from sale of restricted and unrestricted investments	—	4.0
Proceeds from (payments for) fixed asset disposition	3.3	(0.1)
Net cash used in investing activities	(619.4)	(445.5)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	4,775.8	—
Principal payments for long-term debt	(5,432.7)	(610.8)
Debt-issuance and debt extinguishment costs	(155.3)	—
Proceeds from revolving credit facility	50.0	—
Repayments of revolving credit facility	(50.0)	—
Proceeds from stock issued pursuant to stock-based compensation plans	14.2	24.4
Cash paid for taxes on exercises/vesting of stock-based compensation	(22.6)	(27.2)
Net cash used in financing activities	(820.6)	(613.6)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2
Net decrease in cash and cash equivalents	(389.5)	(466.3)
Cash and cash equivalents at beginning of period	1,097.8	866.4
Cash and cash equivalents at end of period	$708.3	$400.1
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$289.3	$261.3
Income taxes	$197.9	$454.6
Non-cash transactions:
Accrued capital expenditures	$51.2	$53.5
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018. The results of operations for the 13 and 39 weeks ended November 3, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2019.
In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of November 3, 2018 and October 28, 2017 and the results of its operations and cash flows for the periods presented. The February 3, 2018 balance sheet information was derived from the audited consolidated financial statements as of that date.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update replaced existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard in the first quarter of fiscal 2018 and the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements or its internal control over financial reporting.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified within the statement of cash flows. This standard is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company adopted the standard in the first quarter of fiscal 2018, resulting in the classification of $124.5 million of cash paid for debt extinguishment as a financing activity in the accompanying unaudited condensed consolidated statement of cash flows for the 39 weeks ended November 3, 2018.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will replace existing lease accounting guidance. The new standard will require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for all in-scope leases with a term of greater than 12 months and disclose certain quantitative and qualitative information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the standard in the first quarter of fiscal 2019, using the optional transition method provided by accounting pronouncement, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” ASU 2018-11 allows entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Company’s reporting for comparative periods presented in the year of adoption will continue to be in accordance with ASC 840, “Leases (Topic 840).” The Company has engaged a third party to assist in its preparation for implementation and its evaluation of the impact of the new pronouncement on its consolidated financial statements. Additionally, the Company is implementing lease accounting software to assist in the quantification of the expected impact on the consolidated balance sheets and to facilitate the calculations of the related accounting entries and disclosures. The Company continues to assess the effect the implementation will have on its existing accounting policies and the consolidated financial statements and expects the adoption of this pronouncement to result in a discounted increase of $5.5 billion to $6.5 billion in the assets and liabilities on its consolidated balance sheets, with an immaterial impact on its consolidated income statements and consolidated statements of cash flows. The estimate could change as the Company continues to progress with implementation and will also fluctuate based on the lease portfolio and discount rates as of the adoption date. The Company is also evaluating additional changes to its processes and internal controls to ensure it is compliant with the reporting and disclosure requirements of the standard.

NOTE 2 - LONG-TERM DEBT
Long-term debt at November 3, 2018, February 3, 2018 and October 28, 2017 consisted of the following:

	As of November 3, 2018		As of February 3, 2018		As of October 28, 2017
(in millions)	Principal	Unamortized Debt Discount, Premium and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs
Forgivable Promissory Note	$—	$—	$—	$—	$7.0	$—
5.25% Acquisition Notes, due 2020	—	—	750.0	6.1	750.0	6.8
5.75% Acquisition Notes, due 2023	—	—	2,500.0	30.8	2,500.0	32.1
Term Loan A-1	—	—	1,532.7	3.4	1,574.2	3.7
Term Loan B-2	—	—	650.0	8.6	650.0	9.0
$1.25 billion Tranche A Revolving Credit Facility	—	—	—	12.6	—	13.9
5.00% Senior Notes, due 2021	300.0	(5.2)	300.0	(6.8)	300.0	(7.2)
$1.25 billion Revolving Credit Facility, interest payable at LIBOR, reset periodically, plus 1.125%, which was 3.44% at November 3, 2018	—	10.8	—	—	—	—
Term Loan Facility, due 2020, interest payable at LIBOR, reset periodically, plus 0.95%, which was 3.27% at November 3, 2018	782.0	1.8	—	—	—	—
Senior Floating Rate Notes, due 2020, interest payable at LIBOR, reset quarterly, plus 0.70%, which was 3.29% at November 3, 2018	750.0	3.8	—	—	—	—
3.70% Senior Notes, due 2023	1,000.0	8.0	—	—	—	—
4.00% Senior Notes, due 2025	1,000.0	7.5	—	—	—	—
4.20% Senior Notes, due 2028	1,250.0	11.5	—	—	—	—
Total	$5,082.0	$38.2	$5,732.7	$54.7	$5,781.2	$58.3
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
The loans under the Revolving Credit Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.25% and the loans under the Term Loan Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.00%, subject to adjustment based on (i) the Company’s credit ratings and (ii) the Company’s leverage ratio. Based on these factors, interest on the loans under the Revolving Credit Facility may range from LIBOR plus 1.00% to 1.50% and interest on the loans under the Term Loan Facility may range from LIBOR plus 0.875% to 1.25%. At November 3, 2018, the Revolving Credit Facility bore interest at LIBOR plus 1.125% and the Term Loan Facility bore interest at LIBOR plus 0.95%. The Company pays certain commitment fees in connection with the Revolving Credit Facility. The Senior Credit Facilities allow voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no required amortization under the Senior Credit Facilities.
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
The credit agreement governing the existing senior secured credit facilities, dated as of March 9, 2015 (as amended, restated, supplemented or otherwise modified from time to time, the “Existing Credit Agreement”) was terminated and all of the guarantees of the obligations under the Existing Credit Agreement were terminated and all liens granted under the Existing Credit Agreement, including those equally and ratably securing the $300.0 million 5.00% Senior Notes due 2021 issued by the Company’s subsidiary,

Family Dollar Stores, Inc., were released. Upon the termination of the Existing Credit Agreement, the Company paid certain lenders thereunder a prepayment premium of $6.5 million, which was equal to 1.00% of the outstanding principal amount of the Term Loan B-2 loans under the Existing Credit Agreement and is included in “Interest expense, net” on the accompanying unaudited condensed consolidated income statements for the 39 weeks ended November 3, 2018.
The Company redeemed all of its outstanding $2.5 billion aggregate principal amount of 5.75% Acquisition Notes due 2023 and the indenture governing the notes was satisfied and discharged. The Company paid a redemption premium of $107.8 million, which was equal to 4.313% of the outstanding principal amount of the Acquisition Notes due 2023 and is included in “Interest expense, net” on the accompanying unaudited condensed consolidated income statements for the 39 weeks ended November 3, 2018.
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
Debt Covenants
As of November 3, 2018, the Company was in compliance with its debt covenants.
NOTE 3 - INCOME TAXES
The Company’s effective tax rate was 17.1% for the 13 weeks ended November 3, 2018 compared with 32.4% for the 13 weeks ended October 28, 2017 and 19.1% for the 39 weeks ended November 3, 2018 compared with 33.4% for the 39 weeks ended October 28, 2017. The 2017 Tax Cuts and Jobs Act (“TCJA”) reduced the federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result, the 2018 federal statutory tax rate is 21%. In addition, in the third quarter of 2018, the Company recorded a tax benefit of $15.7 million based on the substantial completion of its analysis on the net deferred tax liability valuation and the acceleration of depreciation. This benefit resulted in a 4.6% decrease in the quarterly tax rate for the 13 weeks ended November 3, 2018.
In the fourth quarter of 2017, the Company recorded a tax benefit based on currently available information and interpretations related to the TCJA, which are continuing to evolve, and as a result, the benefit is considered provisional. The Company will continue its analysis related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available and will continue to refine such provisional amounts within the measurement period as provided by Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Company expects to complete its analysis regarding the impact of executive compensation, the effect of state taxes and provisions of the TCJA associated with Global Intangible Low-Taxed Income (“GILTI”) no later than December 2018.
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
In April 2016, the Company was served with a putative class action in Florida state court brought by a former store employee asserting the Company violated the Fair Credit Reporting Act in the way it handled background checks. The parties have reached a tentative settlement which is not material.
In July 2017, two former employees filed suit in federal court in California, seeking to represent a class of current and former non-exempt employees alleging that the Company’s dress code required them to purchase such distinctive clothing that it constituted a uniform and the Company’s failure to reimburse them for the clothing violated California law. The former employees seek restitution, damages, penalties and injunctive relief. The Company entered into a settlement agreement which was rejected by the court. The parties have revised the terms of the settlement and have resubmitted it for court approval. The Company has accrued the amount in the revised agreement.
In August 2017, a former employee brought suit in California state court on a Private Attorney General Act ("PAGA") representative basis alleging the Company failed to provide him and all other California store associates with suitable seating when they were performing cashier functions. The parties settled the case, subject to court approval and the Company has accrued the amount of the settlement.
In August 2018, a former employee brought suit in California state court as a class action and as a PAGA representative suit alleging the Company failed to provide all non-exempt California store employees with compliant rest and meal breaks, accrued vacation, accurate wage statements and final pay upon termination of employment.
Several lawsuits have been filed against Dollar Tree, Family Dollar and their vendors alleging that personal powder products caused cancer. The Company does not believe the products it sold caused the illnesses. The Company believes these lawsuits are insured and is being indemnified by its third party vendors.
Dollar Tree Resolved Matters
In August 2017, 43 current and former employees filed suit against the Company in state court in California alleging improper classification as exempt employees which they allege resulted in, among other things, their failure to receive overtime compensation, rest and meal periods, accurate wage statements, and final pay upon termination of employment. The Company removed the case to federal court. As required by that court’s order, each plaintiff refiled his or her case individually so that the cases would be tried individually and not as a class. In June 2018, the Company mediated the 43 cases together. All of the cases have been dismissed with prejudice and the settlements were paid in the third quarter of 2018.
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
In April 2017, a former store employee filed a lawsuit in California state court alleging off the clock work primarily for bag checks, failure to provide rest and meal breaks, and related claims. The court granted the Company’s motion to compel arbitration and stayed the case pending the outcome of the arbitration proceedings. Subsequently, the court allowed the plaintiff to amend her complaint to include PAGA claims which are not subject to arbitration. The parties settled the case, subject to court approval and the Company has accrued the amount of the settlement.
In December 2017, a former assistant store manager filed suit in California state court asserting PAGA claims on behalf of herself and other store managers and assistant store managers seeking wages for alleged off the clock work, noncompliant rest and meal breaks and related claims. The parties settled the case, subject to court approval and the Company has accrued the amount of the settlement.
In January 2018, a former store manager and a former assistant store manager filed suit in California state court asserting class claims on behalf of themselves and their respective classes seeking to recover for working off the clock, noncompliant rest and meal periods and related claims. The plaintiffs have amended their complaint to add a PAGA claim but have also agreed to stay the PAGA and class claims pending the arbitration of their individual claims.
In June 2018, a former store manager filed suit in California state court asserting class and PAGA claims on behalf of himself and a class of current and former employees for alleged off the clock work, alleged failure to receive compliant rest and meal breaks and related claims.
In August 2018, a former store manager filed a nationwide collective action in federal court in Texas asserting that she and other similarly situated store managers were improperly classified as exempt employees and are therefore owed overtime pay and other related compensation. The collective claims have been dismissed and the plaintiff has agreed to pursue her claims on an individual basis in arbitration.
In October 2018, a former store manager filed a class and collective action in federal court in Arkansas alleging she and other similarly situated current and former store managers were improperly classified as exempt employees in violation of the Fair Labor Standards Act and the Arkansas Minimum Wage Act and are therefore owed minimum wages for all time worked, overtime compensation and penalties.
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

(in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Level 1
Deferred compensation plan assets	21.8	20.7	19.8
Deferred compensation plan assets are held pursuant to deferred compensation plans for certain officers and executives. The deferred compensation plan assets are recorded in "Other assets" on the accompanying unaudited condensed consolidated balance sheets and a corresponding liability is recorded in "Other liabilities" on the accompanying unaudited condensed consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 or 39 weeks ended November 3, 2018.
The aggregate fair values and carrying values of the Company’s long-term borrowings were as follows:

	November 3, 2018		February 3, 2018		October 28, 2017
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes and Acquisition Notes	$4,158.7	$4,274.4	$3,684.6	$3,519.9	$3,713.4	$3,518.3
Level 2
Term loans	774.2	780.2	2,187.6	2,170.7	2,230.7	2,211.5
The fair values of the Company’s 5.00% Senior Notes due 2021 and the Notes (collectively, the “Senior Notes”), and the fair values of the 5.25% Acquisition Notes due 2020 and 5.75% Acquisition Notes due 2023 (together, “the Acquisition Notes”) that were redeemed during the first quarter of 2018, were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the Company’s Term Loan Facility and the fair values of the Term Loan A-1 and Term Loan B-2, which the Company prepaid in full during the first quarter of 2018, were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company’s Revolving Credit Facility at November 3, 2018 and the Company’s Tranche A Revolving Credit Facility at February 3, 2018 and October 28, 2017, approximated their fair values because the interest rates vary with market interest rates.
NOTE 6 - NET INCOME PER SHARE
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in millions, except per share data)	2018	2017	2018	2017
Basic net income per share:
Net income	$281.8	$239.9	$716.2	$674.2
Weighted average number of shares outstanding	237.9	236.9	237.8	236.7
Basic net income per share	$1.18	$1.01	$3.01	$2.85
Diluted net income per share:
Net income	$281.8	$239.9	$716.2	$674.2
Weighted average number of shares outstanding	237.9	236.9	237.8	236.7
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.8	0.9	0.8	0.8
Weighted average number of shares and dilutive potential shares outstanding	238.7	237.8	238.6	237.5
Diluted net income per share	$1.18	$1.01	$3.00	$2.84
For the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.

NOTE 7 - STOCK-BASED COMPENSATION
For a discussion of the Company’s stock-based compensation plans, refer to “Note 9 - Stock-Based Compensation Plans” of the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.
The Company’s stock-based compensation expense primarily includes the fair value of restricted stock units (RSUs) and employees’ purchase rights under the Company’s Employee Stock Purchase Plan. Stock-based compensation expense was $60.2 million and $51.8 million during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.
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
The following table summarizes the status of RSUs as of November 3, 2018 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	1,525,252	$79.37
Granted	788,162	94.82
Vested	(660,485)	79.84
Forfeited	(88,124)	84.66
Nonvested at November 3, 2018	1,564,805	$86.65
NOTE 8 - SEGMENTS
The Company operates a chain of more than 15,100 retail discount stores in 48 states and five Canadian provinces. The Company’s operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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
Net sales by segment are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2018	2017	2018	2017
Net sales:
Dollar Tree	$2,853.8	$2,685.0	$8,407.0	$7,843.6
Family Dollar	2,685.0	2,631.6	8,211.1	8,041.3
Total net sales	$5,538.8	$5,316.6	$16,618.1	$15,884.9

Gross profit by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2018	2017	2018	2017
Gross profit:
Dollar Tree	$993.7	$942.6	$2,909.8	$2,735.0
Family Dollar	678.2	723.4	2,125.6	2,185.9
Total gross profit	$1,671.9	$1,666.0	$5,035.4	$4,920.9
Depreciation and amortization expense by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2018	2017	2018	2017
Depreciation and amortization expense:
Dollar Tree	$68.2	$62.5	$197.9	$186.8
Family Dollar	82.3	86.9	256.7	268.0
Total depreciation and amortization expense	$150.5	$149.4	$454.6	$454.8
Operating income by segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2018	2017	2018	2017
Operating income:
Dollar Tree	$331.9	$317.3	$959.8	$921.9
Family Dollar	55.9	107.9	248.1	311.6
Total operating income	$387.8	$425.2	$1,207.9	$1,233.5
Capital expenditures by segment are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(in millions)	2018	2017	2018	2017
Capital expenditures:
Dollar Tree	$145.1	$114.3	$412.2	$267.7
Family Dollar	83.3	63.4	210.5	181.7
Total capital expenditures	$228.4	$177.7	$622.7	$449.4

Total assets by segment are as follows:

	As of
	November 3,	February 3,	October 28,
(in millions)	2018	2018	2017
Total assets:
Dollar Tree	$4,613.0	$4,113.4	$3,665.8
Family Dollar	12,036.3	12,219.4	12,064.4
Total assets	$16,649.3	$16,332.8	$15,730.2
Total goodwill by segment is as follows:

	As of
	November 3,	February 3,	October 28,
(in millions)	2018	2018	2017
Total goodwill:
Dollar Tree	$373.5	$347.1	$346.2
Family Dollar	4,650.1	4,678.1	4,678.1
Total goodwill	$5,023.6	$5,025.2	$5,024.3
Goodwill is reassigned between segments when stores are rebannered between segments. In the 39 weeks ended November 3, 2018, the Company reassigned $28.0 million of goodwill from Family Dollar to Dollar Tree as a result of rebannering. There were no stores rebannered between segments in the 39 weeks ended October 28, 2017.

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
A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

•
the potential effect of inflation and other general business or economic conditions on our costs and profitability, including the potential effect of future changes in prevailing wage rates and overtime regulations and our plans to address these changes, shipping rates, domestic and import freight costs (including increases in domestic freight costs due to the shortage in truck drivers), fuel costs and wage and benefit costs, consumer spending levels, and population, employment and job growth and/or losses in our markets;

•	the ability to retain key personnel at Family Dollar and Dollar Tree, including in connection with the consolidation of the Family Dollar headquarters from North Carolina to Virginia;

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;

•	the outcome and costs of pending or potential litigation or governmental investigations;

•
our growth plans, including our plans to add, renovate, rebanner, expand, relocate or close stores and any related costs or charges, our anticipated square footage increase, and our ability to renew leases at existing store locations;

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

•
the benefits, results and effects of the Family Dollar acquisition and integration and the combined Company’s plans, objectives, expectations (financial or otherwise), including synergies, the cost to achieve synergies, the costs associated with the store support center consolidation and the effect on earnings per share;

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

•
We could encounter additional disruptions in our distribution network and have encountered and expect to encounter additional costs in distributing merchandise, such as freight cost increases due to the truck driver shortage and fuel cost increases.

•
Integrating Family Dollar’s operations with ours may be more difficult, costly or time consuming than expected, including disruptions or the loss of key personnel in connection with the consolidation of the Family Dollar headquarters from North Carolina to Virginia.

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

•
Changes in federal, state or local law, including regulations and interpretations or guidance thereunder, or our failure to adequately estimate the impact of such changes or comply with such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us.

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
Overview
We are a leading operator of more than 15,100 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At November 3, 2018, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 39 weeks ended November 3, 2018 and October 28, 2017 is as follows:

	39 Weeks Ended
	November 3, 2018			October 28, 2017
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	6,650	8,185	14,835	6,360	7,974	14,334
New stores	237	166	403	264	202	466
Rebannered stores	47	(49)	(2)	—	—	—
Closings	(11)	(38)	(49)	(20)	(36)	(56)
Ending	6,923	8,264	15,187	6,604	8,140	14,744
Relocations	44	9	53	78	27	105

Selling Square Feet (in millions):
Beginning	57.3	59.3	116.6	54.7	57.7	112.4
New stores	2.0	1.2	3.2	2.2	1.4	3.6
Rebannered stores	0.3	(0.3)	—	—	—	—
Closings	(0.1)	(0.3)	(0.4)	(0.2)	(0.2)	(0.4)
Relocations	0.1	—	0.1	0.2	—	0.2
Ending	59.6	59.9	119.5	56.9	58.9	115.8

Stores are included as rebanners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is rebannered near an existing Dollar Tree store.
The average size of stores opened during the 39 weeks ended November 3, 2018 was approximately 8,280 selling square feet for the Dollar Tree segment and 7,340 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
For the 13 weeks ended November 3, 2018, comparable store net sales increased 1.0% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store net sales in Canada using the prior year third quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of currency, comparable store net sales increased the same 1.0% due to an increase in average ticket slightly offset by a decrease in customer count. On a constant currency basis, comparable store net sales increased 2.3% in the Dollar Tree segment and decreased 0.4% in the Family Dollar segment for the 13 weeks ended November 3, 2018. Comparable store net sales in the Dollar Tree segment increased 2.2% when adjusted for the impact of Canadian currency fluctuations. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in the third quarter of 2018 and as of November 3, 2018, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 5,580 stores compared to 5,135 stores at October 28, 2017. Over the past year, Dollar Tree developed and tested an initiative for select Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of November 3, 2018, we have this layout in approximately 820 Dollar Tree stores and we plan to end the year with approximately 880 Snack Zone stores. We believe that these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
We are executing several initiatives in our Family Dollar banner to increase sales. During the 13 weeks ended November 3, 2018, we completed more than 150 Family Dollar renovations, which brings the total in fiscal 2018 to over 450. These renovations have focused on creating an exciting and more productive Family Dollar shopping experience. Renovations bring some of the oldest stores to our brand standard, including more productive end-caps, highlighting more relevant and prominent seasonal offerings, assortment expansions in beverage and snacks, hair care, and food in coolers and freezers. Category adjacencies and updating our front-end checkout are also part of the renovation program. We are making a number of improvements to the conditions of our stores to provide our customers with a consistent and improved shopping experience. In addition, we have focused on re-branding our private brand labels in our stores. These private brands are being developed to provide national brand-comparable quality and great values for our customers, as part of our Compare and Save marketing program. We are adding additional coolers and freezers to facilitate expansion of our product offerings.
On September 18, 2018 we announced that as part of our continuing integration of Family Dollar’s organization and support functions, we plan to consolidate our store support centers in Matthews, North Carolina and Chesapeake, Virginia to our newly-completed office tower in the Summit Pointe development in Chesapeake, Virginia. Approximately 30 percent of the Matthews associates invited to move to Chesapeake have agreed to do so. We will need to hire to replace the associates who are not moving. We expect the consolidation to be completed by the fall of 2019 and we expect to incur total pre-tax expense of approximately $40.0 million to $49.0 million in connection with these plans. The third quarter of 2018 includes approximately $2.3 million of expense related to the consolidation and we expect to incur an additional $4.0 million to $6.0 million in the fourth quarter of 2018.
Additionally, the following items have already impacted or could impact our business or results of operations during 2018 or in the future:

•
We have experienced disruptions and higher than anticipated freight costs primarily due to the truck driver shortage in the United States. This will result in higher costs in future periods as merchandise is sold and could result in lower sales if product is not received in our stores on a timely basis.

•
The United States Trade Representative (USTR) implemented Section 301 tariffs against $250 billion in Chinese goods. The tariff rate on $200 billion of those goods is expected to rise from 10 percent to 25 percent in 2019. We do not expect that the tariffs will be material to our business or results of operations in 2018. When the tariffs were implemented, approximately nine percent of our products, measured by sales volume, would have been affected. To mitigate the potential adverse effect, we negotiated price concessions from vendors on certain products, canceled orders, changed product sizes and specifications, changed our product mix and changed vendors. At Dollar Tree and Family Dollar, we have mitigated approximately 80 percent and 50 percent, respectively, of this potential adverse effect of the tariffs in 2019. It is too early to give any assurance as to the final scope, duration, or impact of the proposed tariffs and the tariffs could have a material adverse effect if we do not continue to mitigate their impact; however, we have made significant progress on our mitigation efforts to date.
Results of Operations
13 Weeks Ended November 3, 2018 Compared to the 13 Weeks Ended October 28, 2017
Net Sales. Net sales increased $222.2 million, or 4.2%, compared with last year’s third quarter, resulting from sales of $172.1 million in new Dollar Tree and Family Dollar stores and an increase in comparable store net sales in the Dollar Tree segment. Comparable store net sales increased 1.0% on a constant currency basis as a result of a 1.3% increase in average ticket slightly offset by a 0.3% decrease in customer count. On a constant currency basis, comparable store net sales increased 2.3% in the Dollar Tree segment and decreased 0.4% in the Family Dollar segment for the 13 weeks ended November 3, 2018. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $5.9 million or 0.4%, to $1,671.9 million in the third quarter of 2018 compared to $1,666.0 million in the third quarter of 2017. Gross profit margin decreased to 30.2% in the current quarter from 31.3% in the same quarter last year. Our gross profit margin decrease was the result of the following:

•	Shrink costs increased approximately 25 basis points due to unfavorable inventory results in the current quarter.

•	Markdown expense increased approximately 25 basis points primarily due to increased promotional markdowns in the Family Dollar segment.

•	Distribution costs increased approximately 25 basis points resulting primarily from higher distribution center payroll costs.

•	Merchandise cost, including freight, increased approximately 20 basis points resulting from higher domestic freight costs, partially offset by improved mark-on.

•	Occupancy costs increased approximately 15 basis points resulting from higher real estate tax costs in 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,284.1 million in the third quarter of 2018 from $1,240.8 million in the same quarter last year, an increase of $43.3 million or 3.5%. As a percentage of sales, selling, general and administrative expenses decreased to 23.2% in the third quarter of 2018 from 23.3% in the same quarter last year. The decrease in selling, general and administrative expenses was a result of the net of the following:

•	Operating and corporate expenses decreased approximately 25 basis points resulting from lower advertising costs, legal fees and a gain on sale of fixed assets in the current year quarter.

•	Depreciation and amortization costs decreased approximately 10 basis points as a result of assets becoming fully depreciated on the Family Dollar segment.

•	Payroll expenses increased approximately 25 basis points as a result of the net of the following:

◦	Store hourly payroll costs increased approximately 40 basis points due to the planned reinvestment of income tax savings.

◦	Insurance benefits increased approximately 10 basis points resulting from higher health care claims in the current quarter.

◦	Incentive compensation costs decreased approximately 15 basis points as a result of lower earnings compared to targets in the current year.
Operating Income. Operating income for the current quarter decreased to $387.8 million compared with $425.2 million in the same period last year and operating income margin decreased to 7.0% in the current quarter from 8.0% in last year’s third quarter.
Interest expense, net. Interest expense, net was $47.6 million in the third quarter of 2018 compared to $69.7 million in the prior year quarter. The decrease is due to lower debt outstanding in the current quarter as a result of a $750.0 million prepayment in the first quarter of 2018, as well as our debt refinancing in the first quarter of 2018 which resulted in lower interest rates. See “Note 2 - Long-Term Debt,” to the unaudited condensed consolidated financial statements included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q, for additional detail on the refinancing of our long-term debt.

Income Taxes. Our effective tax rate for the 13 weeks ended November 3, 2018 was 17.1% compared to 32.4% for the 13 weeks ended October 28, 2017. The decrease is due to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018. Additionally, in the third quarter of 2018, the Company recorded a tax benefit of $15.7 million based on the substantial completion of its analysis on the net deferred tax liability valuation. This benefit resulted in a 4.6% decrease in the quarterly tax rate for the 13 weeks ended November 3, 2018.
39 Weeks Ended November 3, 2018 Compared to the 39 Weeks Ended October 28, 2017
Net Sales. Net sales in the 39 weeks ended November 3, 2018 increased $733.2 million, or 4.6%, compared with the same period last year, resulting from sales of $507.2 million in new Dollar Tree and Family Dollar stores and an increase in comparable store net sales in the Dollar Tree segment, partially offset by a decrease in comparable store net sales in the Family Dollar segment. Comparable store net sales increased 1.4% on a constant currency basis as a result of a 1.6% increase in average ticket, slightly offset by a 0.2% decrease in customer count. Comparable store net sales increased the same 1.4% when adjusted for the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 3.3% in the Dollar Tree segment and decreased 0.4% in the Family Dollar segment for the 39 weeks ended November 3, 2018. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, rebanner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $114.5 million or 2.3%, to $5,035.4 million in the 39 weeks ended November 3, 2018 compared to $4,920.9 million in the 39 weeks ended October 28, 2017. Gross profit margin decreased to 30.3% in the first nine months of 2018 from 31.0% in the first nine months of 2017. Our gross profit margin decrease was the result of the following:

•	Shrink costs increased approximately 25 basis points due to unfavorable inventory results in the current year.

•	Distribution costs increased approximately 20 basis points resulting primarily from higher distribution center payroll costs.

•	Merchandise cost, including freight, increased approximately 10 basis points resulting from higher domestic freight costs, partially offset by improved mark-on.

•	Occupancy costs increased approximately 10 basis points resulting from higher real estate tax expense in the current year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,827.5 million in the 39 weeks ended November 3, 2018 from $3,687.4 million in the same period last year, an increase of $140.1 million or 3.8%. As a percentage of sales, selling, general and administrative expenses decreased to 23.0% in the 39 weeks ended November 3, 2018 from 23.2% in the same period last year. The prior year period included a $53.5 million receivable impairment. Excluding the receivable impairment, selling, general and administrative expenses as a percentage of sales was 22.9% in the first nine months of 2017. Excluding the 2017 receivable impairment, the increase in selling, general and administrative expenses, as a percentage of net sales, was a result of the net of the following:

•
Payroll costs increased approximately 40 basis points primarily due to higher store hourly payroll costs as a result of the planned reinvestment of income tax savings, partially offset by decreased incentive compensation costs resulting from lower earnings compared to targets in 2018.

•	Store operating costs decreased approximately 10 basis points resulting from lower repairs and maintenance costs as a percentage of sales.

•
Depreciation and amortization costs decreased approximately 10 basis points as a result of assets becoming fully depreciated on the Family Dollar segment and leverage from the comparable store net sales increase for the Dollar Tree segment.

Operating Income. Operating income for the 39 weeks ended November 3, 2018 decreased to $1,207.9 million compared with $1,233.5 million in the same period last year and operating income margin decreased to 7.3% in the first nine months of 2018 from 7.8% in the first nine months of 2017. Operating income for the 39 weeks ended October 28, 2017 includes a $53.5 million receivable impairment. Excluding the receivable impairment, operating income and operating income margin in the 39 weeks ended October 28, 2017 were $1,287.0 million and 8.1%, respectively.
Interest expense, net. Interest expense, net was $323.7 million in the first nine months of 2018 compared to $220.2 million in the first nine months of the prior year. The increase is due to the prepayment premiums paid during the first quarter of 2018 of $107.8 million and $6.5 million related to our redemption of the 5.75% Acquisition Notes due 2023 and Term Loan B-2, respectively. Also, in connection with our debt refinancing, we accelerated the expensing of approximately $41.2 million of amortizable non-

cash deferred financing costs to the first quarter of 2018. These increases were partially offset by lower interest expense in the second and third quarters of 2018 resulting from the debt refinancing. See “Note 2 - Long-Term Debt,” to the unaudited condensed consolidated financial statements included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q, for additional detail on the refinancing of our long-term debt.
Income Taxes. Our effective tax rate for the 39 weeks ended November 3, 2018 was 19.1% compared to 33.4% for the 39 weeks ended October 28, 2017. The decrease is due to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018. In the third quarter of 2018, the Company recorded a tax benefit of $15.7 million based on the substantial completion of its analysis on the net deferred tax liability valuation. The 2018 and 2017 rates also reflect reductions of $8.6 million and $4.5 million, respectively, in the reserve for uncertain tax positions resulting from statute expirations.
Segment Information
We operate a chain of more than 15,100 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				39 Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,853.8		$2,685.0		$8,407.0		$7,843.6
Gross profit	993.7	34.8%	942.6	35.1%	2,909.8	34.6%	2,735.0	34.9%
Operating income	331.9	11.6%	317.3	11.8%	959.8	11.4%	921.9	11.8%
Net sales for the Dollar Tree segment increased 6.3% and 7.2% for the 13 and 39 weeks ended November 3, 2018, respectively, compared to the same periods last year. These increases were due to sales from new stores of $109.7 million and $303.4 million for the 13 and 39 weeks ended November 3, 2018, respectively, and comparable store net sales increases of 2.3% and 3.3%, respectively, on a constant currency basis. For the 13 weeks ended November 3, 2018, average ticket increased 1.1% and customer count increased 1.2%. For the 39 weeks ended November 3, 2018, average ticket increased 1.9% and customer count increased 1.4%.
Gross profit margin for the Dollar Tree segment decreased to 34.8% for the 13 weeks ended November 3, 2018 compared to 35.1% for the same period last year as a result of the following:

•	Shrink increased approximately 15 basis points resulting from unfavorable inventory results in the current quarter.

•	Distribution costs increased approximately 15 basis points resulting from higher distribution depreciation and payroll costs.

•	Merchandise cost, including freight, was consistent with the prior year quarter as higher initial mark-on was offset by increased domestic freight costs.
Gross profit margin for the Dollar Tree segment decreased to 34.6% for the 39 weeks ended November 3, 2018 compared to 34.9% for the same period last year as a result of the net of the following:

•	Shrink costs increased approximately 20 basis points resulting from unfavorable inventory results in the first nine months of the year.

•	Distribution costs increased approximately 10 basis points primarily resulting from higher distribution center payroll costs.

•	Merchandise cost, including freight, increased approximately 5 basis points primarily due to higher domestic freight costs, partially offset by higher initial mark-on.

•	Occupancy costs decreased approximately 10 basis points resulting from the leverage from the comparable store net sales increase in the first nine months of the year.
Operating income margin for the Dollar Tree segment decreased to 11.6% for the 13 weeks ended November 3, 2018 as compared to 11.8% for the same period last year. The decrease in operating income margin in the 13 weeks ended November 3, 2018 was the result of lower gross profit margin, partially offset by lower selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses decreased to 23.2% as a percentage of sales in the 13 weeks ended November 3, 2018, compared to 23.3% for the same period last year due to leverage from the increase in comparable store net sales in the quarter and lower incentive compensation costs, partially offset by an increase of approximately 20 basis points in store hourly payroll expenses resulting from the planned tax reinvestment in the current year.
Operating income margin for the Dollar Tree segment decreased to 11.4% for the 39 weeks ended November 3, 2018 as compared to 11.8% for the same period last year. The decrease in operating income margin in the 39 weeks ended November 3, 2018 was the result of lower gross profit margin, and higher selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses increased to 23.2% as a percentage of sales in the 39 weeks ended November 3, 2018, compared to 23.1% for the same period last year due to a 30 basis point increase in store hourly payroll costs resulting from the planned tax reinvestment in the current year, partially offset by leverage from the increase in comparable store net sales in the first nine months of 2018 and lower incentive compensation costs.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				39 Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
(in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,685.0		$2,631.6		$8,211.1		$8,041.3
Gross profit	678.2	25.3%	723.4	27.5%	2,125.6	25.9%	2,185.9	27.2%
Operating income	55.9	2.1%	107.9	4.1%	248.1	3.0%	311.6	3.9%
Net sales for Family Dollar increased $53.4 million or 2.0% and $169.8 million or 2.1% for the 13 and 39 weeks ended November 3, 2018, respectively, compared to the same periods last year. The increase for the 13 weeks ended November 3, 2018 was due to new store sales of $62.5 million partially offset by a 0.4% decrease in comparable store net sales for the quarter with a 1.9% increase in average ticket being offset by a 2.3% decrease in customer count. The increase for the 39 weeks ended November 3, 2018 was due to sales from new stores of $203.8 million, partially offset by a comparable store net sales decrease of 0.4%. The decrease in comparable store net sales was the result of a decrease in customer count of 2.2%, partially offset by a 1.8% increase in average ticket.
Gross profit for Family Dollar decreased $45.2 million or 6.2% for the 13 weeks ended November 3, 2018 compared to the same period last year. The gross profit margin for Family Dollar decreased to 25.3% for the 13 weeks ended November 3, 2018 compared to 27.5% for the same period in the prior year. The decrease is due to the following:

•	Merchandise cost, including freight, increased approximately 60 basis points, primarily due to higher domestic freight costs.

•	Markdown expense increased approximately 50 basis points in the current quarter primarily from increased promotional markdowns.

•	Distribution costs increased approximately 40 basis points resulting primarily from higher merchandising and distribution payroll-related costs.

•	Shrink costs increased approximately 40 basis points resulting from unfavorable physical inventory results in the current year.

•	Occupancy costs increased approximately 35 basis points resulting from the deleveraging effect of the decrease in comparable store net sales and higher real estate taxes in the current year.
Gross profit for Family Dollar decreased $60.3 million or 2.8% for the 39 weeks ended November 3, 2018 compared to the same period last year. The gross profit margin for Family Dollar decreased to 25.9% for the 39 weeks ended November 3, 2018 compared to 27.2% for the same period in the prior year. The decrease is due to the following:

•	Merchandise cost, including freight, increased approximately 40 basis points, primarily due to higher domestic freight costs, partially offset by increased initial mark-on.

•	Occupancy costs increased approximately 30 basis points resulting from the deleveraging effect of the decrease in comparable store net sales and higher real estate taxes in the current year.

•	Shrink costs increased approximately 30 basis points resulting from unfavorable physical inventory results in the current year.

•	Distribution costs increased approximately 25 basis points resulting primarily from higher merchandising and distribution payroll-related costs.
Operating income margin for Family Dollar decreased to 2.1% for the 13 weeks ended November 3, 2018 as compared to 4.1% for the same period last year resulting from the gross margin decrease above, partially offset by a decrease in selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses were 23.2% as a percentage of sales in the 13 weeks ended November 3, 2018 compared to 23.4% for the same period last year. The current quarter decrease in selling, general and administrative expenses as a percentage of sales was due to the net of the following:

•	Operating and corporate expenses decreased approximately 40 basis points resulting from lower advertising expenses, legal fees and a gain on the sale of fixed assets.

•	Depreciation and amortization expense decreased approximately 20 basis points as a result of certain assets that were revalued upon the 2015 acquisition becoming fully depreciated and/or amortized.

•
Payroll expenses increased approximately 35 basis points primarily due to increased store hourly payroll expenses as a result of the planned reinvestment of income tax savings and higher health care claims, partially offset by lower incentive compensation expenses.

Operating income margin for Family Dollar decreased to 3.0% for the 39 weeks ended November 3, 2018 as compared to 3.9% for the same period last year resulting from the gross margin decrease above and an increase in selling, general and administrative expenses. Operating income for the 39 weeks ended October 28, 2017 included a $53.5 million receivable impairment. Operating income margin excluding the receivable impairment was 4.5% for the 39 weeks ended October 28, 2017. Selling, general and administrative expenses were 22.9% as a percentage of sales in the 39 weeks ended November 3, 2018 compared to 23.3% for the same period last year. Excluding the receivable impairment, selling general and administrative expenses were 22.7% for the 39 weeks ended October 28, 2017. The current year increase in selling, general and administrative expenses as a percentage of sales was due to the net of the following:

•
Payroll expenses increased approximately 50 basis points primarily due to increased store hourly payroll expenses as a result of the planned reinvestment of income tax savings, partially offset by decreased incentive compensation costs.

•	Depreciation and amortization expense decreased approximately 20 basis points as a result of certain assets that were revalued upon the 2015 acquisition becoming fully depreciated and/or amortized.

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
The following table compares cash-flow related information for the 39 weeks ended November 3, 2018 and October 28, 2017:

	39 Weeks Ended
	November 3,	October 28,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$1,050.9	$592.6
Investing activities	(619.4)	(445.5)
Financing activities	(820.6)	(613.6)
Net cash provided by operating activities increased $458.3 million primarily due to increased earnings excluding the non-cash loss on debt extinguishment in 2018 and increased payable and accrued liability balances.
Net cash used in investing activities increased $173.9 million primarily due to increased capital expenditures. The increase in capital expenditures primarily relates to a new Dollar Tree distribution center that opened in the second quarter of 2018 and the expansion of the Dollar Tree Store Support Center.
Net cash used in financing activities increased $207.0 million compared with the prior year, primarily due to our debt refinancing in 2018, which resulted in the payment of $155.3 million of debt-issuance and extinguishment costs.
At November 3, 2018, our long-term borrowings were $5.1 billion and we had $1.1 billion available under our revolving credit facility. We also have $355.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $186.7 million was committed to letters of credit issued for routine purchases of imported merchandise as of November 3, 2018.
In the first quarter of 2018, we redeemed our $750.0 million aggregate principal amount of 5.25% Acquisition Notes due 2020. We accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million to the first quarter of 2018.
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
There were no shares repurchased on the open market during the 39 weeks ended November 3, 2018 and October 28, 2017. As of November 3, 2018, we had $1.0 billion remaining under Board repurchase authorization.
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
Interest Rate Risk
At November 3, 2018, we had $1.5 billion in borrowings subject to interest rate fluctuations, representing approximately 30% of our total debt. Borrowings under the Term Loan Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.00%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio. Based on these factors, interest on the loans under the Term Loan Facility may range from LIBOR plus 0.875% to 1.25%. As of November 3, 2018, the Term Loan Facility bore interest at LIBOR plus 0.95%. Borrowings under the Floating Rate Notes bear interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. A 1.0% increase in LIBOR would result in an annual increase in interest expense related to our variable rate debt of $15.3 million.
Item 4. CONTROLS AND PROCEDURES.
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of November 3, 2018, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the 13 weeks ended November 3, 2018 the Company did not repurchase any shares of common stock on the open market. As of November 3, 2018, we had $1.0 billion remaining under Board repurchase authorization.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.
Item 5. OTHER INFORMATION.
As previously reported, the Compensation Committee of the Board of Directors of the Company:

•
Adopted a revised form of the Company’s previous change in control Retention Agreement that is offered to Company officers with the position of Chief, President or Executive Chairman, including the named executive officers. The revised Retention Agreement provides for a severance payment to the executive officer under certain circumstances in the event of a termination of employment following a change in control of the Company. The revisions to the original form of change in control Retention Agreement update the tax provisions applicable to severance payments under the agreement and make certain other non-material clarifying and technical changes.

•
Approved the Company’s entry into an Executive Agreement that is offered to Company officers with the position of Vice President and above, including the named executive officers. The Executive Agreement contains certain restrictive and protective covenants, including non-competition, non-solicitation, non-disparagement and confidentiality, and provides for a salary continuation benefit in the event the executive’s employment is terminated without “cause” (as defined in the agreement). The salary continuation benefit is not conditioned upon a prior change in control of the Company but is offset where an executive may also be entitled to a payout under the Retention Agreement described above.

The foregoing summary of the change in control Retention Agreement and the Executive Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the form of change in control Retention Agreement and form of Executive Agreement that are filed herewith as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

Item 6. EXHIBITS.

Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended Bylaws of Dollar Tree, Inc., effective June 14, 2018	8-K	3.1	6/18/2018
10.1	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)				X
10.2	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to a request for confidential treatment)				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended November 3, 2018, formatted in XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
X

*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	November 29, 2018	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)