Form 10-K
period 2019-02-02
DOLLAR TREE INC
filed 2019-03-27
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $21,167,164,088, based upon the closing sale price for the registrant’s common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 25, 2019, there were 238,204,351 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 13, 2019, which will be filed with the Securities and Exchange Commission not later than May 31, 2019.

DOLLAR TREE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019

A WARNING ABOUT FORWARD-LOOKING STATEMENTS: This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

•
the potential effect of inflation and other general business or economic conditions on our costs and profitability, including the potential effect of future changes in prevailing wage rates and overtime regulations and our plans to address these changes, shipping rates, domestic and import freight costs (including the effects of potential disruptions and increases in domestic freight costs due to the shortage in truck drivers), fuel costs and wage and benefit costs, consumer spending levels, and population, employment and job growth and/or losses in our markets;

•	the ability to retain key personnel at Family Dollar and Dollar Tree, including in connection with the consolidation of the Family Dollar headquarters from North Carolina to Virginia;

•
our anticipated sales, comparable store net sales, net sales growth, gross profit margin, earnings and earnings growth, inventory levels and our ability to leverage selling, general and administrative and other fixed costs;

•	the outcome and costs of pending or potential litigation or governmental investigations;

•
our growth plans, including our plans to add, renovate, re-banner, expand, relocate or close stores and any related costs or charges, our anticipated square footage increase, and our ability to renew leases at existing store locations;

•
the effect of changes in trade and labor laws, including the actual and potential effect of Section 301 tariffs on Chinese goods imposed by the United States Trade Representative, the potential effect of anti-dumping duties imposed by the United States Department of Commerce, and the effect of the Fair Labor Standards Act as it relates to the qualification of our managers for exempt status, minimum wage and health care law;

•	the average size of our stores to be added in 2019 and beyond;

•
the effect of our consumable merchandise initiatives, including the increase in the number of our stores with freezers and coolers and the roll-outs of adult beverage and Snack Zone, on our results of operations;

•	the effect of the Family Dollar store support center consolidation, renovation initiative, store closings and other initiatives on Family Dollar’s sales and costs;

•	the net sales per square foot, net sales and operating income of our stores;

•
the benefits, results and effects of the Family Dollar acquisition and integration and the combined Company’s plans, objectives, expectations (financial or otherwise), including synergies, the cost to achieve synergies, the costs and length of time to complete the store support center consolidation and the effect on earnings per share;

•	the effect of changes in tax laws and regulatory interpretations of such laws;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•	the capacity, performance and cost of our distribution centers, including future automation;

•
our cash needs, including our ability to fund our future capital expenditures and working capital requirements and our ability to service our debt obligations, including our expected annual interest expense;

•	our expectations regarding competition and growth in our retail sector;

•	our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;

•	our assessment of the impact on the Company of certain actions by activist shareholders and the Company’s potential responses to these actions; and

•	management’s estimates associated with our critical accounting policies, including inventory valuation, accrued expenses and valuations for impairment analyses.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Item 1A. Risk Factors” beginning on page 12 of this Form 10-K, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 27 of this Form 10-K and elsewhere in this Form 10-K.
We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on our forward-looking statements.
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
INTRODUCTORY NOTE: Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2019” or “fiscal 2019,” “2018” or “fiscal 2018,” “2017” or “fiscal 2017,” and “2016” or “fiscal 2016,” relate to as of or for the years ended February 1, 2020, February 2, 2019, February 3, 2018 and January 28, 2017, respectively.
AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.dollartree.com as soon as reasonably practicable after electronic filing of such reports with the Securities and Exchange Commission (“SEC”).

PART I
Item 1. Business
Overview
We are a leading operator of discount variety stores. We believe the convenience and value we offer are key factors in growing our base of loyal customers. At February 2, 2019, we operated 15,237 discount variety retail stores. Our stores operate under the names of Dollar Tree, Family Dollar and Dollar Tree Canada.
On July 6, 2015, we completed our purchase of Family Dollar Stores, Inc. and its more than 8,200 stores. This transformational transaction created the largest discount retailer (by store count) in North America. The Dollar Tree and Family Dollar brands have complementary business models. Everything is $1.00 at Dollar Tree stores while Family Dollar is a neighborhood variety store offering merchandise largely for $10.00 or less.
We operate in two reporting business segments: Dollar Tree and Family Dollar. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Segment Information” beginning on page 27 of this Form 10-K and “Note 11 - Segment Reporting” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K.
Dollar Tree
  Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price point of $1.00. The Dollar Tree segment includes 7,001 stores operating under the Dollar Tree and Dollar Tree Canada brands, 12 distribution centers in the United States and two in Canada and a store support center in Chesapeake, Virginia. Our stores predominantly range from 8,000 - 10,000 selling square feet. In our Dollar Tree stores in the United States, we sell all items for $1.00 or less and in our Dollar Tree Canada stores, we sell all items for $1.25(CAD) or less. Our revenue and assets in Canada are not material.
We strive to exceed our customers’ expectations of the variety and quality of products they can purchase for $1.00 by offering items we believe typically sell for higher prices elsewhere. We buy approximately 58% to 60% of our merchandise domestically and import the remaining 40% to 42%. Our domestic purchases include basic, seasonal, home, closeouts and promotional merchandise. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed our customers’ expectations. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers’ needs.
The addition of frozen and refrigerated merchandise to more of our Dollar Tree stores has been one of our ongoing initiatives. We added freezers and coolers to 460 additional stores in 2018. As of February 2, 2019, we have freezers and coolers in approximately 5,665 of our Dollar Tree stores. We plan to install them in 500 new and existing stores during fiscal 2019. Over the past year, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of February 2, 2019, we have this layout in approximately 930 Dollar Tree stores and we plan to implement Snack Zone in 1,000 new and existing stores in fiscal 2019. We believe these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
At any point in time, we carry approximately 7,300 items in our Dollar Tree stores and as of the end of fiscal 2018 approximately 40% of our items are automatically replenished. The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis. Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
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

•seasonal goods, which includes, among others, Valentine’s Day, Easter, Halloween and Christmas merchandise.
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to “Note 11 - Segment Reporting” within “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K.
Family Dollar
Our Family Dollar segment operates general merchandise discount retail stores providing customers with a selection of competitively-priced merchandise in convenient neighborhood stores. Our stores predominantly range from 6,000 - 8,000 selling square feet. In our 8,236 Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00. The Family Dollar segment consists of our store operations under the Family Dollar brand, 11 distribution centers and a store support center in Matthews, North Carolina. During fiscal 2019, we plan to consolidate our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia in our newly-completed office tower in the Summit Pointe development in Chesapeake, Virginia.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value, lower-priced private labels. We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2018, we purchased approximately 13% of our merchandise through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. In addition, approximately 18% of our merchandise is imported directly.
We are executing several initiatives in our Family Dollar stores to increase sales. During fiscal 2018, we completed more than 500 Family Dollar renovations, and have completed more than 875 renovations since launching this initiative in the second quarter of fiscal 2017. After continued development, experimentation and testing, we have recently rolled out a new model for both new and renovated Family Dollar stores known as H2. At the end of fiscal 2018, we had approximately 200 stores with this format. This new H2 model has significantly improved merchandise offerings, including Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. The stores with the H2 format have increased traffic and provided an average comparable store net sales lift in excess of 10% over control stores. The H2 format performs well in a variety of locations, and especially in locations where Family Dollar has in the past been the most challenged. We plan to renovate at least 1,000 stores to this format in 2019 and roll-out this format in new stores and we will pursue an accelerated renovation schedule in future years.
While the number of items in a given store can vary based on the store’s size, geographic location, merchandising initiatives and other factors, our typical Family Dollar store generally carries approximately 7,700 basic items alongside items that are ever-changing and seasonally-relevant throughout the year.
The merchandise mix in our Family Dollar stores consists of:
•consumable merchandise, which includes food and beverages, tobacco, health and beauty aids, household chemicals, paper products, hardware and automotive supplies, diapers, batteries, and pet food and supplies;
•home products, which includes housewares, home décor, giftware, and domestics, including comforters, sheets and towels;
•apparel and accessories merchandise, which includes clothing, fashion accessories and shoes; and
•seasonal and electronics merchandise, which includes Valentine’s Day, Easter, Halloween and Christmas merchandise, personal electronics, including pre-paid cellular phones and services, stationery and school supplies, and toys.
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to “Note 11 - Segment Reporting” within “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K.
Business Strategy
Continue to execute our proven and best‑in‑class retail business strategy. We will continue to execute our proven strategies that have generated a history of success and continued growth for the Company. Key elements of our strategy include:
•aiming continuously to “Wow” the customer with a compelling, fun and fresh merchandise assortment comprising a variety of the things you want and things you need, all at incredible values in bright, clean and friendly stores;

•maintaining a flexible sourcing merchandise model that allows a variety of products to be sold as long as desired merchandise margin thresholds are met;

•	growing both the Dollar Tree and Family Dollar brands;
•pursuing a “more, better, faster” approach to the roll-out of new Dollar Tree and Family Dollar stores to broaden our geographic footprint;

•	maintaining customer relevance by ensuring that we reinvent ourselves constantly through new merchandise categories and initiatives;

•
leveraging the complementary merchandise expertise of each segment including Dollar Tree’s sourcing and product development expertise and Family Dollar’s consumer package goods and national brands sourcing expertise; and

•maintaining a prudent approach with our use of capital for the benefit of our shareholders.
Operate a diversified and complementary business model across both fixed‑price and multi‑price point strategies. We plan to operate and grow both the Dollar Tree and Family Dollar brands. We will utilize the reach and scale of our combined company to serve a broader range of customers in more ways, offering better prices and more value for the customer. Dollar Tree stores will continue to operate as single price point retail stores. At Dollar Tree, everything is $1.00, offering the customer a balanced mix of things they need and things they want. Our shopping experience will remain fun and friendly as we exceed our customers’ expectations for what they can buy for $1.00. Dollar Tree serves a broad range of income customers in suburban locations. Family Dollar stores will continue to operate using multiple price points, serving customers as their “neighborhood discount store,” offering great values on everyday items and a convenient shopping experience. Family Dollar primarily serves a lower than average income customer in urban and rural locations. We will benefit from an expanded target customer profile and utilize the store concepts of both Dollar Tree and Family Dollar to serve a broader range of customer demographics to drive further improvements in sales and profitability.
Deliver significant synergy opportunities through continued integration of Family Dollar. Our acquisition of Family Dollar has provided us with significant opportunities to achieve meaningful cost synergies. We executed a detailed integration plan and exceeded our target of approximately $300 million of estimated annual run‑rate cost synergies by July 2018, achieving more than $450 million in synergies. These synergies did not account for one-time costs to achieve synergies, investments back into the business, integration costs, or cost increases due to inflation, vendor increases, or other factors that are not caused by the business combination. Sources of synergies continue to include the following:

•	Savings from sourcing and procurement of merchandise and non-merchandise goods and services driven by leveraging the combined volume of the Dollar Tree and Family Dollar segments, among other things;

•	Re-bannering to optimize store formats;

•
A reduction in overhead and corporate selling, general and administrative expenses by eliminating redundant positions, optimizing processes, integrating our technology resources and consolidating our store support centers; and

•	Savings resulting from the optimization of distribution and logistics networks.
Take advantage of significant white-space opportunity. Over the past decade we have built a solid and scalable infrastructure, which provides a strong foundation for our future growth. We are committed to growing our combined business to take advantage of significant white space opportunities that we believe exist for both the Dollar Tree and Family Dollar store concepts. Using our proven real estate strategy across our combined business, we intend to drive future store openings by capitalizing on data‑driven insights regarding location, target customer profile, competitive dynamics and cost structure. Over the long-term, we believe that the market can support more than 10,000 Dollar Tree stores and 15,000 Family Dollar stores across the United States, and approximately 1,000 Dollar Tree stores in Canada.
Convenient Locations and Store Size. We focus primarily on opening new Dollar Tree stores in strip shopping centers anchored by large retailers who draw target customers we believe to be similar to ours. Our stores are successful in metropolitan areas, mid-sized cities and small towns. We open new Family Dollar stores in strip shopping centers, freestanding buildings and downtown buildings. The range of our new store sizes, 8,000 - 10,000 selling square feet for Dollar Tree and 7,000 - 9,000 selling square feet for Family Dollar, allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities. Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors and decorative signs. We enhance the store design with attractive merchandise displays. We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.

For more information on retail locations and retail store leases, see “Item 2. Properties” beginning on page 20 of this Form 10-K.
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
For more information on our results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 27 of this Form 10-K.
Cost Control. We believe that our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category. We also believe our ability to negotiate with our vendor partners allows us to minimize the margin impact of economic pressures such as tariffs. We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. No vendor accounted for more than 10% of total merchandise purchased in any of the past five years.
Our supply chain systems continue to provide us with valuable sales information to assist our buyers and improve merchandise allocation to our stores. We use this information to target our inventory levels in our distribution centers and stores in order to plan for capacity and labor needs.
Information Systems. We believe that investments in technology help us to increase sales and control costs. Our inventory management system provides information to calculate our estimate of inventory cost under the retail inventory method, which is widely used in the retail industry. Our automated replenishment system replenishes key items, based on actual store-level sales and inventory.
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
Our disclosure committee meets at least quarterly and monitors our internal controls over financial reporting to ensure that our public filings contain discussions about the potential risks our business faces. We believe that we have appropriate controls in place to be able to certify our financial statements. Additionally, we have complied with the listing requirements for the Nasdaq Global Select Market.
Seasonality. For information on the impact of seasonality, see “Item 1A. Risk Factors” beginning on page 12 of this Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 27 of this Form 10-K.
Growth Strategy
Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions. In the last five years, net sales increased at a compound annual growth rate of 27.6%, including the addition of Family Dollar. We expect that the majority of our future sales growth will come from new store openings in our Dollar Tree and Family Dollar segments and our store expansion and relocation program as well as our renovation initiatives.
At January 31, 2015, we operated 5,367 stores in the United States and Canada. At February 2, 2019, we operated 15,012 stores in 48 states and the District of Columbia, as well as 225 stores in Canada. Our selling square footage increased from approximately 46.5 million square feet at January 31, 2015 to 120.1 million square feet at February 2, 2019. Our store growth has resulted from opening new stores and our July 2015 acquisition of more than 8,200 Family Dollar stores.
Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity. We expect to increase the selling square footage in our stores in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2019 and beyond, we plan to predominantly open Dollar Tree stores that are approximately 8,000 - 10,000 selling square feet and Family Dollar stores that are approximately 7,000 - 9,000 selling square feet. We believe these store sizes allow us to achieve our objectives in the markets in which we plan to expand.
In addition to new store openings, we plan to continue our Dollar Tree store expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per selling square foot and changes in market opportunities. Stores targeted for expansion are generally less than 7,000 selling square feet in size. Store expansions generally increase the existing store size by approximately 2,600 selling square feet. At February 2, 2019, 3,909 of our Dollar Tree stores, totaling 64% of our Dollar Tree segment selling square footage, were 8,000 selling square feet or larger.
Since 1995, we have added a total of 695 stores through several mergers and acquisitions, excluding our acquisition of Family Dollar. Historically, our acquisition strategy has been to target companies that have a similar single price point concept that have shown success in operations or companies that provide a strategic advantage. We evaluate potential acquisition opportunities as they become available. On July 6, 2015, we completed our acquisition of Family Dollar which allowed us to create a diversified company with complementary business models.
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
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. In 2018, we began construction on our Morrow County, Ohio distribution center, which will be 1.2 million square feet and automated, and will initially serve stores in our Dollar Tree segment. We expect this facility to be operational in the third quarter of 2019. Additionally, in 2018 we completed our Warrensburg, Missouri distribution center, which is 1.2 million square feet, automated and currently serves stores in our Dollar Tree segment. In 2016, we completed our Cherokee County, South Carolina distribution center, which is 1.5 million square feet, automated and currently serves stores in our Dollar Tree segment. In addition, we expanded our Dollar Tree Stockton, California distribution center to 0.9 million square feet. In fiscal 2019, we announced plans to construct a new 1.2 million square foot distribution center in Rosenberg, Texas which is expected to provide service directly to Dollar Tree and Family Dollar stores and be operational by the summer of 2020.
Our St. George, Utah distribution center services both Family Dollar and Dollar Tree stores. In addition, we ship select product from our Dollar Tree distribution centers to our Family Dollar distribution centers and in fiscal 2019, we expect to ship select product from our Dollar Tree distribution centers directly to certain of our Family Dollar stores. We believe our distribution center network is currently capable of supporting approximately $28.0 billion in annual sales in the United States. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We also are a party to an agreement which provides distribution services from two facilities in Canada.
Our Dollar Tree stores receive approximately 90% of their inventory from our distribution centers via contract carriers and our Family Dollar stores receive approximately 75% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. Our Family Dollar stores receive approximately 13% of their merchandise from McLane Company, Inc. For more information on our distribution center network, see “Item 2. Properties” beginning on page 20 of this Form 10-K.

Competition
Our segment of the retail industry is fragmented and highly competitive and we expect competition to increase in the future. We operate in the discount retail sector, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation and customer service. Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, discount retailers, drug stores, convenience stores, independently-operated discount stores and a wide variety of other retailers. In addition, several competitors have sections within their stores devoted to “one dollar” price point merchandise, which further increases competition. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located. Our sales and profits could be reduced by increases in competition. There are no significant economic barriers for others to enter our retail sector.
Trademarks
We are the owners of several federal service mark registrations including “Dollar Tree,” the “Dollar Tree” logo, and the Dollar Tree logo with a “1.” In addition, we own a registration for “Dollar Bill$.” We also acquired the rights to use trade names previously owned by Everything’s A Dollar, a former competitor in the $1.00 price point industry. Several trade names were included in the purchase, including the mark “Everything’s $1.00.” We also own the logo mark for “Everything’s $1.” With the acquisition of Dollar Giant, we became the owner of several trademarks in Canada. With the acquisition of Family Dollar, we became the owners of the trademarks “Family Dollar,” “Family Dollar Stores” and other names and designs of certain merchandise sold in Family Dollar stores. We have federal trademark registrations for a number and variety of private labels that we use to market many of our product lines. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly maintained and renewed, they have a perpetual duration.
Employees
We employed approximately 57,200 full-time and 124,900 part-time associates on February 2, 2019. Part-time associates work an average of less than 30 hours per week. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

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
Future increases in costs such as wage and benefit costs, the cost of merchandise, duties, merchandise loss (due to theft, damage, or errors), shipping rates, freight costs, fuel costs and store occupancy costs would reduce our profitability. Wage rates, labor costs, and inflation are expected to increase in 2019. The minimum wage has increased in certain states and local jurisdictions and is scheduled to increase further in 2019.
In our Dollar Tree segment, we do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer. We are dependent on our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset cost increases. We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can raise the price of merchandise, customers would buy fewer products if prices were to increase. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 27 of this Form 10-K for further discussion of the effect of economic factors on our operations.
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
Our success is dependent on our ability to transport merchandise to our distribution centers and then ship it to our stores in a timely and cost-effective manner. We also rely on third parties to deliver certain merchandise directly from vendors to our stores. We may not anticipate, respond to or control all of the challenges of operating our receiving and distribution systems. Additionally, if a vendor fails to deliver on its commitments, we could experience merchandise shortages that could lead to lost sales or increased costs. Some of the factors that could have an adverse effect on our distribution network or costs are:
•Shipping disruption. Our oceanic shipping schedules may be disrupted or delayed from time to time.

•	Shipping costs. We could experience increases in shipping rates imposed by the trans-Pacific ocean carriers. Changes in import duties, import quotas and other trade sanctions could increase our costs.
•Efficient operations. Distribution centers and other aspects of our distribution network are difficult to operate efficiently and we have and could experience a reduction in operating efficiency.
•Diesel fuel costs. We have experienced volatility in diesel fuel costs over the past few years.

•	Trucking costs. We have experienced significant increases in trucking cost due to the truck driver shortage and other factors.
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
•McLane Company, Inc. In fiscal 2018, we purchased approximately 13% of our merchandise for our Family Dollar segment through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. A disruption in our relationship with McLane Company, Inc. could have a significant near-term impact on our operations.
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
We rely on the availability of imported goods at favorable wholesale prices. Merchandise imported directly accounts for approximately 40% to 42% of our Dollar Tree segment’s total retail value purchases and 17% to 19% of our Family Dollar segment’s total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. China is the source of a substantial majority of our imports. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:
•an increase in duties, tariffs or other restrictions on trade;
•raw material shortages, work stoppages, strikes and political unrest;
•economic crises and international disputes or conflicts;
•changes in currency exchange rates or policies and local economic conditions, including inflation in the country of origin;
•potential changes to, or withdrawal of the United States from, international trade agreements;
•changes in leadership and the political climate in countries from which we import products; and
•failure of the United States to maintain normal trade relations with China and other countries.
We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
We rely extensively on our computer and technology systems and, in certain cases, those of third-party service providers to manage inventory, process credit card and customer transactions and summarize results. Our ability to effectively manage our business and coordinate the distribution and sale of our merchandise depends significantly on the reliability, integrity and capacity of these systems and on our ability to successfully integrate the Dollar Tree and Family Dollar systems. We also rely on third-party providers and platforms for some of these computer and technology systems and support.

Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available to us. Such failures may be caused by various factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third party service providers, or a breach in the security of these systems or platforms, including through computer viruses and cyber-attacks.
If these systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions and may receive negative publicity, which could adversely affect our results of operations and business. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.
If we are unable to secure our customers’ credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation and increased costs, which could damage our business reputation and adversely affect our results of operations or business.
Many of our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems, and for administrative functions, including human resources, payroll, accounting, and internal and external communications, contain personal, financial or other information that is entrusted to us by our customers and associates. Many of our information technology systems also contain proprietary and other confidential information related to our business and suppliers.
We have procedures and technology in place to safeguard our customers’ debit and credit card information, our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information. Despite these measures, cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect and we may be vulnerable to, and unable to anticipate, detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. If we or any third-party systems we use experience a data security breach, we could be exposed to negative publicity, government enforcement actions and private litigation. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether.
Moreover, significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future security breaches, including costs associated with additional security technologies, personnel and experts for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
The unavailability of our information technology systems or the failure of those systems or software to perform as anticipated for any reason and any inability to respond to, or recover from, such an event, could disrupt our business, decrease performance and increase overhead costs. If we are unable to secure our customers’ credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation and increased costs. Any of these factors could have a material adverse effect on our results of operations or business.
Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
Existing store sales growth is critical to good operating results and is dependent on a variety of factors including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. Failure to meet our sales targets, including in our renovated stores, could result in our needing to record material non-cash impairment charges related to our intangible assets.
Our highest sales periods are during the Christmas and Easter seasons, and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores. A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 16, 2017 and April 1, 2018, and will be observed on April 21, 2019.

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
We could incur losses due to impairment of long-lived assets, goodwill and intangible assets.
Under U.S. generally accepted accounting principles, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.
In fiscal 2018, we recorded a $2.73 billion non-cash pre-tax and after-tax goodwill impairment charge related to our Family Dollar reporting unit, as a result of a strategic and operational reassessment of the Family Dollar segment following challenges that the business has experienced that have impacted our ability to grow the business at the originally estimated rate when the Company made the acquisition in 2015. These challenges include slower sales growth, increased freight costs driven by the driver shortage, reinvestment in store labor and higher shrink. In the future, failure to address these challenges, significant negative industry or general economic trends, other disruptions to our business and unanticipated significant changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long-lived assets. We will continue to monitor key assumptions and other factors utilized in our goodwill impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition. For additional information on goodwill impairments please refer to “Note 3 - Goodwill and Nonamortizing Intangible Assets” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K.
Our profitability is affected by the mix of products we sell.
Our gross profit margin could decrease if we increase the proportion of higher cost goods we sell in the future. Imported merchandise is generally lower cost than domestic goods. If duties increase, increasing the cost of imported goods, we may sell less imported goods and our profitability may suffer. In recent years, the percentage of our sales from higher cost consumable products has increased and we can give no assurance that this trend will not continue. In addition, carrying a greater proportion of higher cost goods can lead to higher shrink. As a result, our gross profit margin could decrease unless we are able to maintain our current merchandise cost sufficiently to offset any decrease in our product margin percentage. We can give no assurance that we will be able to do so.
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
Our business or the value of our common stock could be negatively affected as a result of actions by activist shareholders.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. The Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with the Company’s shareholders will be successful. Activist shareholders who disagree with the composition of the Board of Directors, the Company’s strategy or the way the Company is managed may seek to effect change through various strategies that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the Board of Directors and litigation.

On January 2, 2019, an activist shareholder, Starboard Value and Opportunity Master Fund Ltd. (“Starboard”), delivered to us a notice of its intention to nominate seven director candidates for election to the Board of Directors at the 2019 Annual Meeting of Stockholders of the Company to be held June 13, 2019 (the “2019 Annual Meeting”). If Starboard is successful, it is possible that Starboard-nominated directors could constitute a majority of the Board of Directors following the 2019 Annual Meeting. Starboard has also made public statements calling for changes to the Company’s strategy.
Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management and employees, and interfere with the Company’s store support center consolidation and the ability to execute its strategic plan and attract and retain qualified executive leadership. A contested election could also require us to incur substantial legal and public relations fees and proxy solicitation expenses. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common stock.
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
For example, we are currently defendants in state employment-related class and representative actions and litigation concerning injury from products. The outcome of litigation is difficult to assess or quantify. Plaintiffs in these types of lawsuits or proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, certain of these matters, if decided adversely to us or settled by us, may result in an expense that may be material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend current and future litigation or proceedings may be significant. There also may be adverse publicity associated with litigation, including litigation related to product or food safety, customer information and environmental or safety requirements, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
For a discussion of current legal matters, please see “Item 3. Legal Proceedings” beginning on page 23 of this Form 10-K and “Note 5 - Commitments and Contingencies” under the caption “Contingencies” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K. Resolution of these matters, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
Pressure from competitors may reduce our sales and profits.
The retail industry is highly competitive. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies, including mobile and online shopping. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. Some of our current or potential competitors have greater financial resources than we do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Please see “Item 1. Business” beginning on page 6 of this Form 10-K for further discussion of the effect of competition on our operations.
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
Furthermore, factors that could adversely affect consumer disposable income could decrease our customers’ spending on products we sell. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to, the adverse economic conditions described above as well as increases in fuel or other energy costs and interest rates, lack of available credit, higher tax rates and other changes in tax laws, concerns over government mandated participation in health insurance programs, increasing healthcare costs, and changes in, decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.
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
The market price of our common stock may fluctuate significantly in response to a number of factors. These factors, some of which may be beyond our control, include the perceived prospects and actual results of operations of our business; changes in estimates of our results of operations by analysts, investors or us; trading activity by our large shareholders; trading activity by sophisticated algorithms (high-frequency trading); our actual results of operations relative to estimates or expectations; actions or announcements by us or our competitors; litigation and judicial decisions; legislative or regulatory actions or changes; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.
Our substantial indebtedness could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures.
In connection with the Acquisition, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of February 2, 2019, our total indebtedness is $4.3 billion. In addition, we have $1.25 billion of additional borrowing availability under our revolving credit facility, less amounts outstanding for letters of credit totaling $182.9 million.
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
Certain of our indebtedness, including borrowings under our revolving credit facility, is subject to variable rates of interest and exposes us to interest rate risk. Interest rates, while historically low, have recently begun to increase. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income decreases. An increase (decrease) of 1.0% on the interest rate would result in an increase (decrease) of $7.5 million in annual interest expense. Although we may enter into interest rate swaps, involving the exchange of floating-rate for fixed-rate interest payments, to reduce interest rate volatility, we cannot assure you we will be able to do so.

Certain provisions in our Articles of Incorporation and Bylaws could delay or discourage a change of control transaction that may be in a shareholder’s best interest.
Our Articles of Incorporation and Bylaws currently contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his/her best interest. These provisions, among other things:
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Stores
As of February 2, 2019, we operated 15,237 stores in 48 states and the District of Columbia, and five Canadian provinces as detailed below:

United States	Dollar Tree	Family Dollar	Total
Alabama	132	160	292
Arizona	130	166	296
Arkansas	81	110	191
California	588	137	725
Colorado	100	129	229
Connecticut	63	56	119
Delaware	32	31	63
District of Columbia	3	3	6
Florida	509	598	1,107
Georgia	260	405	665
Idaho	38	51	89
Illinois	271	225	496
Indiana	144	209	353
Iowa	64	32	96
Kansas	60	50	110
Kentucky	108	217	325
Louisiana	117	328	445
Maine	39	62	101
Maryland	122	102	224
Massachusetts	132	97	229
Michigan	241	387	628
Minnesota	119	70	189
Mississippi	78	155	233
Missouri	156	117	273
Montana	15	15	30
Nebraska	29	36	65
Nevada	54	56	110
New Hampshire	39	29	68
New Jersey	174	108	282
New Mexico	49	134	183
New York	327	314	641
North Carolina	263	458	721
North Dakota	12	23	35
Ohio	281	476	757
Oklahoma	83	138	221
Oregon	95	—	95
Pennsylvania	307	315	622
Rhode Island	31	29	60
South Carolina	129	245	374
South Dakota	13	30	43
Tennessee	182	221	403
Texas	527	1,095	1,622
Utah	63	59	122
Vermont	11	14	25
Virginia	186	242	428
Washington	127	—	127
West Virginia	51	130	181
Wisconsin	129	141	270
Wyoming	12	31	43
Total	6,776	8,236	15,012

Canada	Dollar Tree
Alberta	37
British Columbia	49
Manitoba	13
Ontario	110
Saskatchewan	16
Total	225
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
Distribution Centers
The following table includes information about the distribution centers that we operate in the United States. Except for 0.4 million square feet of our distribution center in San Bernardino, California, all of our distribution center capacity is owned. In 2018, we completed our Warrensburg, Missouri distribution center, which is 1.2 million square feet, automated and currently serves stores in our Dollar Tree segment. In 2016, we completed our 1.5 million square foot Cherokee County, South Carolina distribution center and expanded our Stockton, California distribution center by 0.3 million square feet. Our St. George, Utah distribution center services both Family Dollar and Dollar Tree stores. In addition, we ship select product from our Dollar Tree distribution centers to our Family Dollar distribution centers and in fiscal 2019, we expect to ship select product from our Dollar Tree distribution centers directly to certain of our Family Dollar stores. We believe our distribution center network is currently capable of supporting approximately $28.0 billion in annual sales in the United States.

Dollar Tree Distribution Centers	Square Footage	Family Dollar Distribution Centers	Square Footage
Chesapeake, Virginia	400,000	Matthews, North Carolina	930,000
Olive Branch, Mississippi	425,000	West Memphis, Arkansas	850,000
Joliet, Illinois	1,470,000	Front Royal, Virginia	907,000
Stockton, California	854,000	Duncan, Oklahoma	907,000
Savannah, Georgia	1,014,000	Morehead, Kentucky	907,000
Briar Creek, Pennsylvania	1,003,000	Maquoketa, Iowa	907,000
Marietta, Oklahoma	1,004,000	Odessa, Texas	907,000
San Bernardino, California	802,000	Marianna, Florida	907,000
Ridgefield, Washington	665,000	Rome, New York	907,000
Windsor, Connecticut	1,001,000	Ashley, Indiana	814,000
Cherokee County, South Carolina	1,512,000	St. George, Utah*	814,000
Warrensburg, Missouri	1,200,000
*Services both Dollar Tree and Family Dollar stores
In 2018, we began construction on our Morrow County, Ohio distribution center, which will be 1.2 million square feet and automated, and will initially serve stores in our Dollar Tree segment. We expect this facility to be operational in the third quarter of 2019. In fiscal 2019, we announced plans to construct a new 1.2 million square foot distribution center in Rosenberg, Texas which is expected to provide service directly to Dollar Tree and Family Dollar stores and be operational by the summer of 2020. All future distribution centers will open with the capability to service both Dollar Tree and Family Dollar stores.
Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems. With the exception of our Ridgefield, Washington facility and our Matthews, North Carolina facility, each of our distribution centers in the United States also contains automated conveyor and sorting systems.
Distribution services in Canada are provided by a third party from facilities in British Columbia and Ontario.

Store Support Center
Our Dollar Tree store support center is located in an approximately 510,000 square foot office tower in the Summit Pointe development, which we own, in Chesapeake, Virginia. Our Family Dollar store support center is located in two buildings totaling approximately 310,000 square feet, which we own, in Matthews, North Carolina. During fiscal 2019, we plan to consolidate our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia.
We are also developing additional parcels on our Summit Pointe property for mixed-use purposes.
For more information on financing of our new and expanded stores, distribution centers and the Summit Pointe development activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Funding Requirements” beginning on page 27 of this Form 10-K.

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
In addition, we are currently defendants in national and state employment-related class and collective actions and litigation concerning injury from products. These proceedings are described in “Note 5 - Commitments and Contingencies” under the caption “Contingencies” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market® under the symbol “DLTR.” As of March 25, 2019, we had 2,507 shareholders of record.
We did not repurchase any shares of common stock on the open market in fiscal 2018, fiscal 2017 or fiscal 2016. At February 2, 2019, we had $1.0 billion remaining under Board repurchase authorization.
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. Management does not anticipate paying dividends on our common stock in the foreseeable future.
Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended February 2, 2019, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on February 1, 2014, and, in each of the foregoing indices on February 1, 2014, and that dividends were reinvested.

Item 6. Selected Financial Data
The following table presents a summary of our selected financial data for the fiscal years ended February 2, 2019, February 3, 2018, January 28, 2017, January 30, 2016, and January 31, 2015. Fiscal 2017 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected statement of operations and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial information found elsewhere in this report.
As a result of the Acquisition on July 6, 2015, the statement of operations data below for the year ended January 30, 2016 includes the results of operations of Family Dollar since that date. In addition, the balance sheet information below includes the Family Dollar assets acquired and liabilities assumed for periods after the July 6, 2015 acquisition date.
Comparable store net sales compares net sales for stores which have been open for more than fifteen months by the end of the year prior to the two years being compared, including expanded or remodeled stores. Both our Dollar Tree stores and our acquired Family Dollar stores are included in the comparable store net sales calculation for the years ended February 2, 2019 and February 3, 2018. For all prior years, only our Dollar Tree stores are included in the comparable store net sales calculation. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.
In the fourth quarter of 2018, we recorded a $2.73 billion non-cash pre-tax and after-tax goodwill impairment charge related to our Family Dollar reporting unit, which is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations for the year ended February 2, 2019. This goodwill impairment charge created a net loss for the year ended February 2, 2019, reducing diluted earnings per share by $11.42 per share. For additional information regarding the impairment of the Family Dollar goodwill, refer to “Note 3 - Goodwill and Nonamortizing Intangible Assets” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K.
As a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, net income and diluted net income per share for the year ended February 3, 2018 increased by $583.7 million and $2.45 per share, respectively.
Amounts in the following tables are in millions, except per share data, number of stores data, net sales per selling square foot data and inventory turns.

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Statement of Operations Data:
Net sales	$22,823.3	$22,245.5	$20,719.2	$15,498.4	$8,602.2
Gross profit	6,947.5	7,021.9	6,394.7	4,656.7	3,034.0
Selling, general and administrative expenses	7,887.0	5,022.8	4,689.9	3,607.0	1,993.8
Operating income (loss)	(939.5)	1,999.1	1,704.8	1,049.7	1,040.2
Net income (loss)	(1,590.8)	1,714.3	896.2	282.4	599.2
Margin Data (as a percentage of net sales):
Gross profit	30.4%	31.6%	30.8%	30.1%	35.3%
Selling, general and administrative expenses	34.5%	22.6%	22.6%	23.3%	23.2%
Operating income (loss)	(4.1)%	9.0%	8.2%	6.8%	12.1%
Net income (loss)	(7.0)%	7.7%	4.3%	1.8%	7.0%
Per Share Data:
Diluted net income (loss) per share	$(6.66)	$7.21	$3.78	$1.26	$2.90
Diluted net income (loss) per share increase (decrease)	(192.4)%	90.7%	200.0%	(56.6)%	6.6%

	As of
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$422.1	$1,097.8	$870.4	$740.1	$864.1
Working capital	2,197.6	1,717.2	1,832.1	1,840.5	1,133.0
Total assets	13,501.2	16,332.8	15,701.6	15,901.2	3,492.7
Total debt, including capital lease obligations	4,300.0	5,732.7	6,391.8	7,465.5	757.0
Shareholders’ equity	5,642.9	7,182.3	5,389.5	4,406.9	1,785.0

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Selected Operating Data:
Number of stores open at end of period	15,237	14,835	14,334	13,851	5,367
Dollar Tree	7,001	6,650	6,360	5,954	5,367
Family Dollar	8,236	8,185	7,974	7,897	—
Gross square footage at end of period	148.3	143.9	138.8	132.1	58.3
Dollar Tree	75.4	71.6	68.5	64.2	58.3
Family Dollar	72.9	72.3	70.3	67.9	—
Selling square footage at end of period	120.1	116.6	112.4	108.4	46.5
Dollar Tree	60.3	57.3	54.7	51.3	46.5
Family Dollar	59.8	59.3	57.7	57.1	—
Selling square footage annual growth(2)	3.0%	3.7%	3.7%	10.3%	7.4%
Net sales annual growth(1)	2.6%	7.4%	8.6%	8.5%	9.7%
Comparable store net sales increase(1)	1.7%	1.9%	1.8%	2.1%	4.3%
Net sales per selling square foot(2)	$193	$194	$188	$191	$192
Net sales per store(2)	$1.5	$1.5	$1.5	$1.6	$1.7
Selected Financial Ratios:
Return on assets(2)	(10.7)%	10.7%	5.7%	11.4%	19.1%
Return on equity(2)	(24.8)%	27.3%	18.3%	31.5%	40.5%
Inventory turns(2)	4.1	4.4	4.1	4.5	4.4
(1) Family Dollar was included in the determination of these items for the years ended February 2, 2019 and February 3, 2018
(2) Family Dollar was included in the determination of these items for the years ended February 2, 2019, February 3, 2018 and January 28, 2017

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including:

•	what factors affect our business;

•	what our net sales, earnings or losses, gross margins and costs were in 2018, 2017 and 2016;

•	why those net sales, earnings or losses, gross margins and costs were different from the year before;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 2018 and 2017 and what we expect them to be in 2019; and

•	where funds will come from to pay for future expenditures.
As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, which present the results of operations for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017. In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2018 compared to fiscal year 2017 and for fiscal year 2017 compared to fiscal year 2016. We also provide information regarding the performance of each of our operating segments. Unless otherwise indicated, references to “we,” “our” or “us” refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. They are listed below:

•	Integration of Family Dollar

◦
In the third quarter of 2018, we announced that we plan to consolidate our store support centers in Matthews, North Carolina and Chesapeake, Virginia to our newly-completed office tower in the Summit Pointe development in Chesapeake, Virginia.

◦
Based on our strategic and operational reassessment of the Family Dollar segment, following challenges that the business has experienced that have impacted our ability to grow the business at the originally estimated rate when we acquired Family Dollar in 2015, management determined there were indicators that the goodwill of the business may be impaired. Accordingly, a goodwill impairment test was performed in the fourth quarter of fiscal 2018. The results of the impairment test showed that the fair value of the Family Dollar business was lower than the carrying value resulting in a $2.73 billion non-cash pre-tax and after-tax goodwill impairment charge.

◦
On March 6, 2019, we announced plans for a store optimization program for Family Dollar. For fiscal 2019, this program includes rolling out a new model for both new and renovated Family Dollar stores, internally known as H2, to at least 1,000 stores, closing as many as 390 under-performing stores, re-bannering 200 Family Dollar stores to the Dollar Tree brand, installing adult beverages in approximately 1,000 stores and expanding freezers and coolers in approximately 400 stores.

•	Supply Chain

◦	In the second quarter of 2016, we completed construction of a new 1.5 million square foot distribution center in Cherokee County, South Carolina.

◦	In the third quarter of 2016, we completed a 0.3 million square foot expansion of our distribution center in Stockton, California.

◦	In the second quarter of 2018, we completed construction of a new 1.2 million square foot distribution center in Warrensburg, Missouri.

◦	During fiscal 2018, we began construction of a new 1.2 million square foot distribution center in Morrow County, Ohio which is expected to be operational in the third quarter of 2019.

◦	In fiscal 2019, we announced tentative plans to construct a new 1.2 million square foot distribution center in Rosenberg, Texas which is expected to be operational in the summer of 2020.

•	Long-term Debt

◦	During the first quarter of 2018, we redeemed the $750.0 million 5.25% Acquisition Notes due 2020 and accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million.

◦	During the first quarter of 2018, we refinanced our long-term debt obligations as follows:

▪
We completed the registered offering of $750.0 million of Senior Floating Rate Notes due 2020, $1.0 billion of 3.70% Senior Notes due 2023, $1.0 billion of 4.00% Senior Notes due 2025 and $1.25 billion of 4.20% Senior Notes due 2028;

▪	We entered into a credit agreement for a $782.0 million term loan facility and a $1.25 billion revolving credit facility;

▪
We used the proceeds of the above offerings to repay the $2,182.7 million outstanding under our senior secured credit facilities and redeem the remaining $2,500.0 million outstanding under our acquisition debt, resulting in the acceleration of the expensing of $41.2 million of deferred financing costs and the incurrence of $114.3 million in prepayment penalties.

◦	During the fourth quarter of 2018, we prepaid the $782.0 million outstanding under the term loan facility and accelerated the expensing of $1.5 million of deferred financing costs.

•
Taxes - On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law which lowered the statutory U.S. federal income tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018.

Overview
We are a leading operator of more than 15,200 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded or remodeled during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated. Our acquired Family Dollar stores are included in the comparable store net sales calculation beginning in the fourth quarter of fiscal 2016; however, they are not included in the annual comparable store net sales calculation until fiscal 2017. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand.
At February 2, 2019, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the years ended February 2, 2019 and February 3, 2018 is as follows:

	Year Ended
	February 2, 2019			February 3, 2018
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	6,650	8,185	14,835	6,360	7,974	14,334
New stores	320	226	546	315	288	603
Re-bannered stores	52	(53)	(1)	—	—	—
Closings	(21)	(122)	(143)	(25)	(77)	(102)
Ending	7,001	8,236	15,237	6,650	8,185	14,835
Relocations	54	13	67	82	31	113

Selling Square Feet (in millions):
Beginning	57.3	59.3	116.6	54.7	57.7	112.4
New stores	2.7	1.7	4.4	2.6	2.1	4.7
Re-bannered stores	0.4	(0.4)	—	—	—	—
Closings	(0.2)	(0.8)	(1.0)	(0.2)	(0.5)	(0.7)
Relocations	0.1	—	0.1	0.2	—	0.2
Ending	60.3	59.8	120.1	57.3	59.3	116.6

Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened in 2018 was approximately 8,440 selling square feet (or about 10,480 gross square feet) for the Dollar Tree segment and 7,350 selling square feet (or about 9,110 gross square feet) for the Family Dollar segment. For 2019, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet) for the Dollar Tree segment and approximately 7,000 - 9,000 selling square feet (or about 9,000 - 11,000 gross square feet) for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
Fiscal 2018 and fiscal 2016 which ended on February 2, 2019 and January 28, 2017, respectively, each included 52 weeks. Fiscal 2017 ended on February 3, 2018 and included 53 weeks, commensurate with the retail calendar. The 53rd week in 2017 added approximately $406.6 million in sales.
In fiscal 2018, comparable store net sales increased by 1.7% on a constant currency basis. This increase is based on a 52-week comparison for both years. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year’s comparable store net sales in Canada using the prior year’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of Canadian currency fluctuations, comparable store net sales increased the same 1.7% due to an increase in average ticket. On a constant currency basis, comparable store net sales increased 3.3% in the Dollar Tree segment and increased 0.1% in the Family Dollar segment in fiscal 2018. Including the impact of currency, comparable store net sales in the Dollar Tree segment increased the same 3.3%, as a result of a 1.8% increase in average ticket and a 1.5% increase in customer count. In the Family Dollar segment, a 2.0% increase in average ticket was offset by a 1.9% decline in customer count. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in 2018 and as of February 2, 2019, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 5,665 stores compared to approximately 5,205 stores at February 3, 2018. Over the past year, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of February 2, 2019, we have this layout in approximately 930 Dollar Tree stores and we plan to implement Snack Zone in 1,000 new and existing stores in fiscal 2019. We believe these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
We are executing several initiatives in our Family Dollar stores to increase sales. During fiscal 2018, we completed more than 500 Family Dollar renovations, and have completed more than 875 renovations since launching this initiative in the second quarter of fiscal 2017. In March 2019, we announced plans for a store optimization program for Family Dollar. This program consists of the following:

•
A roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. We tested the H2 model in 2018 on a limited basis with positive results. This H2 model has significantly improved merchandise offerings, including Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 has increased traffic and provided an average comparable store net sales lift in excess of 10% over control stores. H2 performs well in a variety of locations, and especially in locations where Family Dollar has been most challenged in the past. We started 2019 with approximately 200 H2 stores and plan to renovate at least 1,000 stores to this model in 2019 and expect an accelerated renovation schedule in future years.

•
We plan to close under-performing stores. In the fourth quarter of 2018, we closed 84 under-performing stores which brought our total closed stores for the year to 37 more than originally planned. In 2019 we will accelerate the pace of closings to as many as 390 stores. The normal cadence of Family Dollar closings on an annual basis is approximately 75 stores. We expect to incur approximately $28.0 million in store closure costs, which does not include the cost of rent and other lease obligation and fixture costs.

•
We plan to re-banner approximately 200 Family Dollar stores to the Dollar Tree brand in 2019. We re-bannered 52 stores to the Dollar Tree brand in 2018 and have re-bannered approximately 350 stores since the acquisition of Family Dollar in 2015.

•	Additionally, we plan to install adult beverage product in approximately 1,000 stores and expand freezers and coolers in approximately 400 stores in 2019.

In fiscal 2019, in addition to the approximately $28.0 million in store closure costs, we estimate that we will incur approximately $30.0 million of incremental initiative costs based on project count and velocity.
On September 18, 2018, we announced that as part of our continuing integration of Family Dollar’s organization and support functions, we plan to consolidate our store support centers in Matthews, North Carolina and Chesapeake, Virginia to our newly-completed office tower in the Summit Pointe development in Chesapeake, Virginia. Approximately 30 percent of the Matthews associates, including more than 50 percent of the officers and directors, invited to move to Chesapeake have agreed to do so. We are currently hiring to replace the associates who are not moving. We expect the consolidation to be completed by the fall of 2019. We expect to incur total pre-tax expense of approximately $37.0 million in connection with these plans in fiscal 2019 and we incurred approximately $7.3 million in 2018.
Additionally, the following items have already impacted or could impact our business or results of operations during 2019 or in the future:

•
We have experienced disruptions and higher than anticipated freight costs primarily due to the truck driver shortage in the United States. We expect that this will result in higher costs in future periods as merchandise is sold and could result in lower sales if product is not received in our stores on a timely basis.

•
The United States Trade Representative (USTR) has implemented Section 301 tariffs against $250 billion in Chinese goods. Although the tariff rate on $200 billion of those goods was originally expected to rise from 10 percent to 25 percent on March 2, 2019, President Trump announced on February 24, 2019 that he would be postponing the increase. The duration of the postponement is unknown, and the final tariffs are subject to the outcome of trade discussions between the United States and China. However, we do not expect that the tariffs will be material to our business or results of operations in 2019. When the tariffs were implemented, approximately nine percent of our products, measured by sales volume, would have been affected. To mitigate the potential adverse effect of the tariffs, we negotiated price concessions from vendors on certain products, canceled orders, changed product sizes and specifications, changed our product mix and changed vendors. As a result of our mitigation efforts, we believe that we have reduced most of the potential adverse effects of the tariffs on the Dollar Tree and Family Dollar segments in 2019. However, we can give no assurances as to the final scope, duration, or impact of any existing or future tariffs and such tariffs could have a material adverse effect on our business and results of operations if we do not continue to mitigate their impact.

We must continue to control our merchandise costs, inventory levels and our general and administrative expenses as increases in these items could negatively impact our operating results.
Results of Operations

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.6%	68.4%	69.2%
Gross profit	30.4%	31.6%	30.8%
Selling, general and administrative expenses, excluding Goodwill impairment and Receivable impairment	22.6%	22.5%	22.6%
Goodwill impairment	11.9%	—%	—%
Receivable impairment	—%	0.1%	—%
Selling, general and administrative expenses	34.5%	22.6%	22.6%
Operating income (loss)	(4.1)%	9.0%	8.2%
Interest expense, net	1.6%	1.3%	1.8%
Other income, net	—%	—%	—%
Income (loss) before income taxes	(5.7)%	7.7%	6.4%
Provision for income taxes	1.3%	—%	2.1%
Net income (loss)	(7.0)%	7.7%	4.3%

Fiscal year ended February 2, 2019 compared to fiscal year ended February 3, 2018
Net Sales. Net sales increased 2.6%, or $577.8 million, in 2018 compared to 2017. Excluding the 53rd week in 2017, which accounted for approximately $406.6 million of sales, net sales increased 4.5%, or $984.4 million, resulting from sales of $618.5 million in new Dollar Tree and Family Dollar stores and increased comparable store net sales. Comparable store net sales increased 1.7% on a constant currency basis as a result of an increase in average ticket. This increase is based on a 52-week comparison for both periods. Comparable store net sales increased the same 1.7% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 3.3% in the Dollar Tree segment and increased 0.1% in the Family Dollar segment. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Gross profit. Gross profit decreased by $74.4 million or 1.1%, to $6,947.5 million in 2018 compared to $7,021.9 million in 2017. Gross profit margin decreased to 30.4% in 2018 from 31.6% in 2017. Our gross profit margin decrease was due to the following:

•
Markdown expense increased approximately 30 basis points resulting primarily from expense related to sku rationalization and planned liquidations and higher promotional markdowns in the Family Dollar segment.

•	Merchandise cost, including freight, increased approximately 25 basis points resulting from higher domestic freight costs, partially offset by improvements in initial mark-on.

•	Shrink costs increased approximately 20 basis points due to unfavorable inventory results in the current year.

•	Occupancy costs increased approximately 20 basis points resulting from the de-leveraging from one fewer week of sales in the current year.

•	Distribution costs increased approximately 15 basis points resulting primarily from higher distribution center payroll costs.
Selling, general and administrative expenses. Selling, general and administrative expenses increased to $7,887.0 million in 2018 from $5,022.8 million in 2017, an increase of $2,864.2 million or 57.0%. This increase is due primarily to a $2.73 billion non-cash goodwill impairment charge recorded in fiscal 2018 related to the Family Dollar reporting unit, as further discussed in “Note 3 - Goodwill and Nonamortizing Intangible Assets” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K. Excluding the goodwill impairment charge, selling, general and administrative expenses increased $137.2 million or 2.7% from the prior year. Fiscal 2017 included an $18.5 million receivable impairment related to our divestiture of certain Family Dollar stores, as further discussed in “Note 1 - Summary of Significant Accounting Policies” within “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K, and a $12.6 million increase to the Dollar Tree workers’ compensation reserves to record these on an undiscounted basis. Excluding the goodwill impairment in 2018 and the receivable impairment and workers’ compensation reserve increase in 2017, selling, general and administrative expenses increased to 22.6% from 22.4%, as a percentage of net sales, due to the loss of leverage from the 53rd week of sales in 2017 and an increase of approximately 20 basis points in payroll costs. Store hourly payroll costs were higher as a result of the planned reinvestment of income tax savings, partially offset by decreased incentive compensation costs resulting from lower earnings compared to targets in 2018.
Operating income (loss). An operating loss of $939.5 million was incurred in 2018 compared to operating income of $1,999.1 million in 2017. Excluding the $2.73 billion non-cash goodwill impairment charge in 2018, operating income decreased to $1,787.5 million in 2018 compared with $1,999.1 million in 2017 and operating income margin decreased to 7.8% in 2018 from 9.0% in 2017 due to the reasons noted above.
Interest expense, net. Interest expense, net was $370.0 million in 2018 compared to $301.8 million in 2017. The increase is due to the prepayment premiums paid during the first quarter of 2018 of $107.8 million and $6.5 million related to our redemption of the 5.75% Acquisition Notes due 2023 and Term Loan B-2, respectively. Also, in connection with our debt refinancing, we accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs to the first quarter of 2018. These increases were partially offset by lower interest expense for the remainder of the year subsequent to the refinancing. See “Note 6 - Long-Term Debt,” within “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K, for additional detail on the refinancing of our long-term debt. A $782.0 million term loan facility was included with the refinancing and it was scheduled to mature on April 19, 2020. We repaid this entire amount in January 2019 and accelerated the expensing of approximately $1.5 million of amortizable non-cash deferred financing costs.
Income taxes. Our effective tax rate in 2018 was expense of 21.5% compared to a benefit of 0.6% in 2017. The rate in 2018 is the result of the goodwill impairment charge not being tax deductible. The 2018 effective tax rate includes an additional benefit of $16.2 million related to the completion of our analysis of the tax effects of the Tax Cuts and Jobs Act (“TCJA”). The tax benefit in 2017 is the result of the TCJA that was signed into law on December 22, 2017, which lowered the statutory U.S. federal income tax rate from 35% to 21% effective as of January 1, 2018. The 2017 effective tax rate included the effect of a $562.0 million benefit resulting from the re-measurement of our net deferred tax liabilities to reflect the lower statutory federal rate of 21%. The 2017 tax rate was also lower as a result of a reduction to the North Carolina statutory tax rate and a reduction in the reserve for uncertain tax positions resulting from statute expirations and the reduction of interest accrued on method changes.
Fiscal year ended February 3, 2018 compared to fiscal year ended January 28, 2017
Net Sales. Net sales increased 7.4%, or $1,526.3 million, in 2017 compared to 2016, resulting from sales in new Dollar Tree and Family Dollar stores, increased comparable store net sales and the 53rd week in 2017, which accounted for $406.6 million of the increase. Comparable store net sales increased 1.9% on a constant currency basis as a result of increases in average ticket and customer count. This increase is based on a 53-week comparison for both periods. Comparable store net sales also increased 1.9% when adjusted for the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 3.4% in the Dollar Tree segment and increased 0.4% in the Family Dollar segment. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Gross profit. Gross profit increased by $627.2 million or 9.8%, to $7,021.9 million in 2017 compared to $6,394.7 million in 2016. Gross profit margin increased to 31.6% in 2017 from 30.8% in 2016. Our gross profit margin improvement was primarily the result of the following:

•	Merchandise cost, including freight, decreased approximately 50 basis points primarily resulting from improved mark-on in 2017.

•	Markdowns decreased approximately 20 basis points resulting from fewer promotional markdowns in 2017.

•	Occupancy costs decreased approximately 10 basis points primarily resulting from the leverage from the sales in the 53rd week.
Selling, general and administrative expenses. Selling, general and administrative expenses increased to $5,022.8 million in 2017 from $4,689.9 million in 2016, an increase of $332.9 million or 7.1%. As a percentage of net sales, selling, general and administrative expenses were 22.6% in 2017 and 2016. Fiscal 2017 includes an $18.5 million receivable impairment related to our divestiture of certain Family Dollar stores, as further discussed in “Note 1 - Summary of Significant Accounting Policies” within “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K, and a $12.6 million increase to the Dollar Tree workers’ compensation reserves to record these on an undiscounted basis. Excluding the receivable impairment and the workers’ compensation reserve increase, selling, general and administrative expenses decreased to 22.4%, as a percentage of net sales, due to the leverage from the 53rd week and the net of the following:

•
Depreciation costs decreased approximately 25 basis points as a result of assets becoming fully depreciated on the Family Dollar segment and leverage from the comparable store net sales increase for the Dollar Tree segment.

•	Store operating costs decreased approximately 15 basis points due to the leverage from the comparable store net sales increase.

•
Payroll expenses increased approximately 10 basis points, excluding the $12.6 million increase to the workers’ compensation reserve, resulting from higher incentive compensation costs and higher store hourly payroll costs.

•	Operating and corporate expenses increased approximately 15 basis points, excluding the receivable impairment, primarily resulting from higher advertising costs.
Operating income. Operating income for 2017 increased to $1,999.1 million compared with $1,704.8 million in 2016 and operating income margin increased to 9.0% in 2017 from 8.2% in 2016 due to the reasons noted above.
Interest expense, net. Interest expense, net was $301.8 million in 2017 compared to $375.5 million in 2016. The decrease is due to lower debt outstanding in 2017 as a result of $990.1 million in prepayments in the third and fourth quarters of 2016 as well as the $500.0 million prepayment in the second quarter of 2017. Fiscal 2016 also includes the expensing of $26.6 million of amortizable non-cash deferred financing costs and $2.6 million in fees associated with the refinancing of the New Senior Secured Credit Facilities. On January 30, 2018, we provided an irrevocable notice to the 2020 Notes holders to call the $750.0 million 2020 Notes on March 1, 2018. In connection with the early redemption of the 2020 Notes, we recorded a make-whole premium of $9.8 million which was payable on the call date of March 1, 2018.

Income taxes. Our effective tax rate in 2017 was a benefit of 0.6% compared to expense of 32.6% in 2016. The decrease is due to the TCJA that was signed into law on December 22, 2017, which lowered the statutory U.S. federal income tax rate from 35% to 21% and made numerous other law changes, effective as of January 1, 2018. Our fiscal 2017 includes 34 days in calendar year 2018, therefore our overall 2017 statutory federal corporate tax rate is 33.7%. The effective tax rate also includes a $562.0 million benefit resulting from the re-measurement of our net deferred tax liabilities to reflect the lower statutory federal rate of 21%. The 2017 tax rate was also lower as a result of a reduction to the North Carolina statutory tax rate which resulted in a decrease in the deferred tax liability related to the trade name intangible asset and a $9.9 million decrease in tax expense. The 2017 rate also includes a reduction of approximately $5.6 million in the reserve for uncertain tax positions resulting from statute expirations and the reduction of interest accrued on method changes. The tax rate in fiscal 2016 includes benefits resulting from a one-time election allowing the Family Dollar acquisition to be treated as an asset purchase for certain state tax purposes and a 1.0% decrease in North Carolina’s state tax rate which resulted in a reduction in the deferred tax liability related to the trade name intangible asset.
Segment Information
We operate a chain of more than 15,200 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. We may revise the measurement of each segment’s operating income, including the allocation of distribution center and store support center costs, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended
	February 2, 2019		February 3, 2018		January 28, 2017
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$11,712.1		$11,164.4		$10,138.7
Gross profit	4,137.5	35.3%	3,998.5	35.8%	3,584.7	35.4%
Operating income	1,502.5	12.8%	1,481.9	13.3%	1,305.3	12.9%
Fiscal year ended February 2, 2019 compared to fiscal year ended February 3, 2018
Net sales for the Dollar Tree segment increased 4.9%, or $547.7 million in 2018 compared to 2017. Excluding the 53rd week in 2017, which accounted for approximately $199.2 million of sales, net sales increased 6.8%, or $746.9 million, due to sales from new stores of $388.6 million and a comparable store net sales increase of 3.3% on a constant currency basis resulting from increases in average ticket and customer count of 1.8% and 1.5%, respectively.
Gross profit margin for the Dollar Tree segment decreased to 35.3% in 2018 from 35.8% in 2017. The decrease is due to the following:

•
Merchandise cost, including freight, increased approximately 15 basis points primarily due to higher domestic freight costs, partially offset by increased initial mark-on and a greater percentage of sales of higher margin general merchandise.

•	Shrink costs increased approximately 15 basis points resulting from unfavorable physical inventory results in the current year.

•	Distribution costs increased approximately 10 basis points primarily resulting from higher distribution center payroll costs.

•
Occupancy costs increased approximately 10 basis points resulting from the de-leveraging from one fewer week of sales in the current year. Excluding the de-leveraging effect, occupancy costs decreased approximately 5 basis points resulting from the leverage from the comparable store net sales increase in 2018.

Operating income margin for the Dollar Tree segment decreased to 12.8% in 2018 compared to 13.3% in 2017. The decrease in operating income margin in 2018 was the result of lower gross profit margin as noted above. Selling, general and administrative expenses, as a percentage of net sales were 22.5% for both 2018 and 2017. Store hourly payroll costs increased approximately 25 basis points as a result of the planned tax reinvestment in 2018 and were offset by decreases in incentive compensation and retirement plan contributions as a result of lower earnings compared to target in 2018.
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
Gross profit margin for Dollar Tree increased to 35.8% in 2017 compared to 35.4% in 2016. The increase is due to the following:

•	Merchandise cost, including freight, decreased approximately 15 basis points due primarily to improved mark-on.

•	Occupancy costs decreased approximately 20 basis points resulting primarily from the leverage from the increase in comparable store net sales and the 53rd week sales.

•	Shrink expense decreased approximately 15 basis points resulting from improved physical inventory results in the current year.
Operating income margin for Dollar Tree increased to 13.3% in 2017 compared to 12.9% in 2016. The increase in operating income margin in 2017 was the result of higher gross profit margin. Selling, general and administrative expenses, as a percentage of net sales were 22.5% for both 2017 and 2016. The fluctuations in selling, general and administrative expenses as a percentage of net sales were as follows:

•	Payroll costs increased approximately 25 basis points resulting primarily from higher store hourly wages and higher incentive compensation expense.

•	Depreciation costs and utility costs decreased 10 basis points each resulting from the leverage from the comparable store net sales increase and sales in the 53rd week.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	Year Ended
	February 2, 2019		February 3, 2018		January 28, 2017
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$11,111.2		$11,081.1		$10,580.5
Gross profit	2,810.0	25.3%	3,023.4	27.3%	2,810.0	26.6%
Operating income (loss)	(2,442.0)	(22.0)%	517.2	4.7%	399.5	3.8%
Fiscal year ended February 2, 2019 compared to fiscal year ended February 3, 2018
Net sales for the Family Dollar segment increased $30.1 million or 0.3% in 2018 compared to 2017. Excluding the 53rd week in 2017, which accounted for approximately $207.4 million of sales, net sales increased $237.5 million or 2.2%, due to sales from new stores of $230.0 million and a comparable store net sales increase of 0.1%, resulting from an increase in average ticket, partially offset by a decrease in customer count.
Gross profit for the Family Dollar segment decreased $213.4 million or 7.1% in 2018 compared to 2017. The gross profit margin for Family Dollar decreased to 25.3% in 2018 compared to 27.3% in 2017. The decrease is due to the following:

•	Markdown expense increased approximately 60 basis points resulting from expense related to sku rationalization and planned liquidations and higher promotional markdowns and seasonal markdowns.

•	Merchandise cost, including freight, increased approximately 50 basis points, primarily due to higher domestic freight costs, partially offset by increased initial mark-on.

•
Occupancy costs increased approximately 35 basis points resulting from the de-leveraging effect of the sales from the 53rd week in the prior year and the minimal increase in comparable store net sales.

•	Shrink costs increased approximately 30 basis points resulting from unfavorable physical inventory results in the current year.

•	Distribution costs increased approximately 25 basis points resulting primarily from higher merchandising and distribution payroll-related costs.
The Family Dollar segment incurred an operating loss in 2018 due to the $2.73 billion non-cash goodwill impairment charge. In 2017, operating income was reduced by the $18.5 million receivable impairment related to our divestiture. Excluding the goodwill impairment in 2018 and the receivable impairment in 2017, operating income margin for the Family Dollar segment decreased to 2.6% in 2018 from 4.8% in 2017, due to the gross profit margin decrease noted above and increased selling, general and administrative expenses, as a percentage of net sales. Excluding the goodwill and receivable impairments, selling, general and administrative expenses, as a percentage of net sales, were 22.7% in 2018, compared to 22.5% in 2017. The increase in selling, general and administrative expenses, as a percentage of net sales, was due to the net of the following:

•
Payroll expenses increased approximately 40 basis points primarily due to higher store hourly payroll expenses as a result of the planned reinvestment of income tax savings, partially offset by decreased incentive compensation costs resulting from lower earnings compared to target in 2018.

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
Gross profit for Family Dollar increased $213.4 million or 7.6% in 2017 compared to 2016. The gross profit margin for Family Dollar increased to 27.3% in 2017 compared to 26.6% in 2016. The increase is due to the net of the following:

•	Merchandise cost, including freight, decreased 65 basis points resulting primarily from higher initial mark-on.

•	Markdown expense decreased approximately 30 basis points resulting from lower promotional markdowns due to the improved sales performance.

•	Shrink expense increased approximately 15 basis points primarily due to unfavorable physical inventory results in 2017.
Operating income margin for Family Dollar increased to 4.7% in 2017 compared to 3.8% in 2016. Operating income was reduced by the $18.5 million receivable impairment in 2017. Operating income margin excluding the receivable impairment increased to 4.8% for 2017. The increase, excluding the receivable impairment is due to the gross profit margin increase noted above and decreased selling, general and administrative expenses, as a percentage of net sales. Selling, general and administrative expenses, as a percentage of net sales, were 22.5% in 2017, excluding the receivable impairment compared to 22.8% in 2016. The decrease in selling, general and administrative expenses as a percentage of net sales, excluding the receivable impairment was due to the leverage from the sales in the 53rd week and the net of the following:

•	Depreciation costs decreased approximately 40 basis points as a result of certain assets that were revalued upon the 2015 acquisition becoming fully depreciated and/or amortized.

•	Store occupancy costs decreased approximately 25 basis points resulting primarily from lower repairs and maintenance and utility costs as a percentage of net sales.

•	Operating and corporate expenses increased approximately 35 basis points resulting from higher advertising and store supply costs.
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
The following table compares cash-flow related information for the years ended February 2, 2019, February 3, 2018 and January 28, 2017:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$1,766.0	$1,510.2	$1,673.3
Investing activities	(816.7)	(627.9)	(483.6)
Financing activities	(1,599.9)	(651.5)	(1,060.5)
Operating Activities
Net cash provided by operating activities increased $255.8 million in 2018 compared to 2017 primarily due to the revaluation of deferred income tax liabilities in 2017 and increased payable balances.
Net cash provided by operating activities decreased $163.1 million in 2017 compared to 2016 primarily due to increases in inventories and other current assets, partially offset by higher net income, net of depreciation and amortization, the revaluation of deferred income tax liabilities and increased payables balances.
Investing Activities
Net cash used in investing activities increased $188.8 million in 2018 compared with 2017 due to increased capital expenditures. The increase in capital expenditures primarily relates to a new Dollar Tree distribution center that opened in the second quarter of 2018 and the expansion of the Dollar Tree store support center.
Net cash used in investing activities increased $144.3 million in 2017 compared with 2016 due to net restricted investment proceeds in 2016 and increased capital expenditures in 2017.
Financing Activities
In 2018, net cash used in financing activities increased $948.4 million compared to 2017 primarily due to the prepayment of the $782.0 million term loan facility in January 2019 and our debt refinancing in the first quarter of 2018, which resulted in the payment of $155.3 million of debt-issuance and extinguishment costs.
In 2017, net cash used in financing activities decreased $409.0 million compared to 2016 primarily due to lower principal payments compared to the prior year.
At February 2, 2019, our long-term borrowings were $4.3 billion and we had $1.25 billion available under our revolving credit facility, less amounts outstanding for standby letters of credit totaling $182.9 million. For additional detail on our long-term borrowings and other commitments, refer to the discussion of Funding Requirements below, as well as “Note 5 - Commitments and Contingencies” and “Note 6 - Long-Term Debt” within “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K.
Share Repurchases
Historically we have used cash to repurchase shares but we did not repurchase any shares in fiscal 2018, 2017 or 2016. At February 2, 2019, we have $1.0 billion remaining under Board repurchase authorization.
Funding Requirements
Overview, Including Off-Balance Sheet Arrangements
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2019 to total approximately $352.0 million, which includes capital expenditures, initial inventory and pre-opening costs.
Our estimated capital expenditures for fiscal 2019 are approximately $1.0 billion, including planned expenditures for our new, expanded and re-bannered stores, more than 1,000 planned H2 renovations of Family Dollar segment stores, the addition of freezers and coolers to approximately 500 new and existing Dollar Tree segment stores, the expansion of freezers and coolers in 400 Family Dollar segment stores, the construction of two new distribution centers and the development of additional parcels on our Summit Pointe property, located in Chesapeake, Virginia, for mixed-use purposes. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the foreseeable future from net cash provided by operations and potential borrowings under our revolving credit facility.
The following tables summarize our material contractual obligations at February 2, 2019, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Lease Financing
Operating lease obligations	$7,307.6	$1,435.9	$1,176.7	$1,100.0	$899.6	$729.1	$1,966.3
Long-term Borrowings
Principal	4,300.0	—	750.0	300.0	—	1,000.0	2,250.0
Interest	960.2	171.1	149.8	129.2	129.7	104.2	276.2
Total obligations	$12,567.8	$1,607.0	$2,076.5	$1,529.2	$1,029.3	$1,833.3	$4,492.5

Commitments	Total	Expiring in 2019	Expiring in 2020	Expiring in 2021	Expiring in 2022	Expiring in 2023	Thereafter
Letters of credit and surety bonds	$415.5	$413.1	$2.2	$0.2	$—	$—	$—
Purchase obligations	176.1	75.4	32.6	27.6	20.6	14.5	5.4
Total commitments	$591.6	$488.5	$34.8	$27.8	$20.6	$14.5	$5.4
Lease Financing
Operating lease obligations. Our operating lease obligations are primarily for payments under noncancelable store leases. The commitment includes amounts for leases that were signed prior to February 2, 2019 for stores that were not yet open on February 2, 2019.
Long-term Borrowings
In the first quarter of 2018, we redeemed our $750.0 million aggregate principal amount of 5.25% Acquisition Notes due 2020 and accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million.
Additionally, in the first quarter of 2018, we completed the registered offering of $750.0 million aggregate principal amount of Senior Floating Rate Notes due 2020, $1.0 billion aggregate principal amount of 3.70% Senior Notes due 2023, $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2025 and $1.25 billion aggregate principal amount of 4.20% Senior Notes due 2028. We also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2.03 billion in senior credit facilities, consisting of a $1.25 billion revolving credit facility and a $782.0 million term loan facility. We used the proceeds of these borrowings and cash on hand to repay all of the outstanding loans under our then-existing senior secured credit facilities, including our Term Loan A-1 and Term Loan B-2, and redeemed all of our outstanding 5.75% Acquisition Notes due 2023. In connection with the foregoing transactions, we accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs, expensed approximately $0.4 million in transaction-related costs and capitalized approximately $36.9 million of deferred financing costs and original issue discount, which are being amortized over the terms of the new borrowings. We also paid prepayment premiums of $6.5 million and $107.8 million related to our redemption of the Term Loan B-2 and 5.75% Acquisition Notes due 2023, respectively. In January 2019, we prepaid in full the $782.0 million term loan facility.
In addition, upon the acquisition of Family Dollar in 2015, we assumed the liability for $300.0 million of 5.00% senior notes due February 1, 2021.
The interest on our long-term borrowings represents the interest payments on the foregoing long-term borrowings that were outstanding at February 2, 2019 using the interest rates for each at February 2, 2019.
For complete terms of our long-term borrowings, please refer to “Note 6 - Long-Term Debt” within “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K.

Commitments
Letters of credit and surety bonds. We are a party to three Letter of Credit Reimbursement and Security Agreements providing $125.0 million, $120.0 million and $110.0 million, respectively, for letters of credit. Letters of credit are generally issued for the routine purchase of imported merchandise and we had approximately $166.4 million of purchases committed under these letters of credit at February 2, 2019.
We also have approximately $182.9 million of letters of credit outstanding that serve as collateral for our large-deductible insurance programs and $66.2 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores and self-insured insurance programs.
Purchase obligations. We have commitments totaling approximately $176.1 million related to legally binding agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores.
Critical Accounting Policies
The preparation of financial statements requires the use of estimates. Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates. Following is a discussion of the policies that we consider critical.
Inventory Valuation
As discussed in “Note 1 - Summary of Significant Accounting Policies” under the caption “Merchandise Inventories” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K, inventories at the distribution centers are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or net realizable value when markdowns are taken as a reduction of the retail value of inventories on a timely basis.
Inventory valuation methods require certain management estimates and judgments, including estimates of future merchandise markdowns and shrink, which significantly affect the ending inventory valuation at cost as well as the resulting gross margins. The averaging required in applying the retail inventory method and the estimates of shrink and markdowns could, under certain circumstances, result in costs not being recorded in the proper period.
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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at February 2, 2019 is based on estimated shrink for most of 2018, including the fourth quarter. We have not experienced significant fluctuations in historical shrink. The amounts recorded in the current year reflect the Dollar Tree and Family Dollar segments’ historical results. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described.
Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or net realizable value each year on a consistent basis.
Self-Insurance Liabilities
The liabilities related to our self-insurance programs for workers’ compensation and general liability are estimates that require judgment and the use of assumptions. At least annually, we obtain third-party actuarial valuations to aid in valuing the liabilities and in determining the amount to accrue during the year. These actuarial valuations are estimates based on our historical loss development factors and the related accruals are adjusted as management’s estimates change.

Management’s estimate for self-insurance liabilities could vary from the ultimate loss sustained given the difficulty in predicting future events; however, historically, the net total of these differences has not had a material effect on our financial condition or results of operations.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are initially recorded at their fair values. These assets are not amortized but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock.
For purposes of our goodwill impairment evaluation, the reporting units are Family Dollar, Dollar Tree and Dollar Tree Canada. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. In the event a qualitative assessment of the fair value of a reporting unit indicates it is more likely than not that the fair value is less than the carrying amount, we then estimate the fair value using a combination of a market multiple method and a discounted cash flow method. Under the market multiple approach, we estimate a fair value based on comparable companies’ market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted for a control premium. Under the discounted cash flow approach, we project future cash flows which are discounted using a weighted-average cost of capital analysis that reflects current market conditions, adjusted for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
The Family Dollar goodwill and trade name comprise a substantial portion of our goodwill and indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar goodwill and trade name impairment evaluations is critical. The computations require management to make estimates and assumptions and actual results may differ significantly, particularly if there are significant adverse changes in the operating environment. Critical assumptions that are used as part of the Family Dollar goodwill evaluation include:

•
The potential future revenue, EBITDA and cash flows of the reporting unit. The projections use management’s assumptions about economic and market conditions over the projected period as well as our estimates of future performance and reporting unit revenue, gross margin, expenses and other factors. The resulting revenue, EBITDA and cash flow estimates are based on our most recent business operating plans, and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions, estimates and rates used in our fiscal 2018 impairment evaluations are reasonable; however, variations in the assumptions, estimates and rates could result in significantly different estimates of fair value.

•
Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for our Family Dollar reporting unit. The weighted-average cost of capital used to discount the cash flows for our evaluation was 8.0% for our fiscal 2018 analysis.

Indefinite-lived intangible assets, such as the Family Dollar trade name, are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluations are performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. We estimate the fair value of trade name intangible asset based on an income approach using the relief-from-royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are inherently uncertain. The discount rate includes a premium compared to the discount used for the Family Dollar goodwill impairment evaluation due to the inherently higher risk profile of intangible assets compared to the overall reporting unit.
Our impairment evaluation of goodwill resulted in a $2.73 billion non-cash impairment charge in fiscal 2018 related to the Family Dollar reporting unit. No goodwill impairment charges were recorded in fiscal 2017 or 2016. Our evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2018, 2017 or 2016. The fair value of the Family Dollar trade name was within 1% of its carrying value.
For additional information on goodwill and indefinite-lived intangible assets, including the related impairment evaluations, refer to “Note 3 - Goodwill and Nonamortizing Intangible Assets” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K. For additional information on uncertainties associated with the key assumptions and any potential events and/or circumstances that could have a negative effect on the key assumptions, please refer to “Item 1A. Risk Factors” beginning on page 12 of this Form 10-K, and elsewhere within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our assumptions and related estimates change in the future, we may be required to record impairment charges against earnings in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.
Recent Accounting Pronouncements
See “Note 1 - Summary of Significant Accounting Policies” in “Item 8. Financial Statements and Supplementary Data” beginning on page 42 of this Form 10-K for a detailed description of recent accounting pronouncements.

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
Interest Rate Risk
At February 2, 2019, our variable rate debt consists of our $750.0 million Senior Floating Rate Notes due 2020 (the “Floating Rate Notes”), which represents approximately 17% of our total debt. Borrowings under the Floating Rate Notes bear interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. A 1.0% increase in LIBOR would result in an annual increase in interest expense related to our Floating Rate Notes of $7.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Norfolk, Virginia
March 27, 2019

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 2,	February 3,	January 28,
(in millions, except per share data)	2019	2018	2017
Net sales	$22,823.3	$22,245.5	$20,719.2
Cost of sales	15,875.8	15,223.6	14,324.5
Gross profit	6,947.5	7,021.9	6,394.7
Selling, general and administrative expenses, excluding Goodwill impairment and Receivable impairment	5,160.0	5,004.3	4,689.9
Goodwill impairment	2,727.0	—	—
Receivable impairment	—	18.5	—
Selling, general and administrative expenses	7,887.0	5,022.8	4,689.9
Operating income (loss)	(939.5)	1,999.1	1,704.8
Interest expense, net	370.0	301.8	375.5
Other income, net	(0.5)	(6.7)	(0.1)
Income (loss) before income taxes	(1,309.0)	1,704.0	1,329.4
Provision for income taxes	281.8	(10.3)	433.2
Net income (loss)	$(1,590.8)	$1,714.3	$896.2
Basic net income (loss) per share	$(6.69)	$7.24	$3.80
Diluted net income (loss) per share	$(6.66)	$7.21	$3.78
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Net income (loss)	$(1,590.8)	$1,714.3	$896.2

Foreign currency translation adjustments	(6.0)	5.3	5.5

Total comprehensive income (loss)	$(1,596.8)	$1,719.6	$901.7

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$422.1	$1,097.8
Merchandise inventories	3,536.0	3,169.3
Other current assets	335.2	309.2
Total current assets	4,293.3	4,576.3
Property, plant and equipment, net of accumulated depreciation of $3,690.6 and $3,192.1, respectively	3,445.3	3,200.7
Restricted cash	24.6	—
Goodwill	2,296.6	5,025.2
Favorable lease rights, net of accumulated amortization of $287.8 and $230.9, respectively	288.7	375.3
Trade name intangible asset	3,100.0	3,100.0
Other assets	52.7	55.3
Total assets	$13,501.2	$16,332.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$915.9
Accounts payable	1,416.4	1,174.8
Income taxes payable	60.0	31.5
Other current liabilities	619.3	736.9
Total current liabilities	2,095.7	2,859.1
Long-term debt, net, excluding current portion	4,265.3	4,762.1
Unfavorable lease rights, net of accumulated amortization of $76.9 and $61.1, respectively	78.8	100.0
Deferred income taxes, net	973.2	985.2
Income taxes payable, long-term	35.4	43.8
Other liabilities	409.9	400.3
Total liabilities	7,858.3	9,150.5
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 238,081,664 and 237,325,963 shares issued and outstanding at February 2, 2019 and February 3, 2018, respectively	2.4	2.4
Additional paid-in capital	2,602.7	2,545.3
Accumulated other comprehensive loss	(38.3)	(32.3)
Retained earnings	3,076.1	4,666.9
Total shareholders’ equity	5,642.9	7,182.3
Total liabilities and shareholders’ equity	$13,501.2	$16,332.8
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 2, 2019, FEBRUARY 3, 2018, AND JANUARY 28, 2017

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders’ Equity
Balance at January 30, 2016	235.0	$2.4	$2,391.2	$(43.1)	$2,056.4	$4,406.9
Net income	—	—	—	—	896.2	896.2
Total other comprehensive income	—	—	—	5.5	—	5.5
Issuance of stock under Employee Stock Purchase Plan	0.1	—	8.0	—	—	8.0
Exercise of stock options	0.6	—	33.5	—	—	33.5
Stock-based compensation, net	0.4	—	39.4	—	—	39.4
Balance at January 28, 2017	236.1	2.4	2,472.1	(37.6)	2,952.6	5,389.5
Net income	—	—	—	—	1,714.3	1,714.3
Total other comprehensive income	—	—	—	5.3	—	5.3
Issuance of stock under Employee Stock Purchase Plan	0.2	—	8.4	—	—	8.4
Exercise of stock options	0.5	—	26.6	—	—	26.6
Stock-based compensation, net	0.5	—	38.2	—	—	38.2
Balance at February 3, 2018	237.3	2.4	2,545.3	(32.3)	4,666.9	7,182.3
Net income (loss)	—	—	—	—	(1,590.8)	(1,590.8)
Total other comprehensive loss	—	—	—	(6.0)	—	(6.0)
Issuance of stock under Employee Stock Purchase Plan	0.2	—	10.0	—	—	10.0
Exercise of stock options	0.1	—	7.5	—	—	7.5
Stock-based compensation, net	0.5	—	39.9	—	—	39.9
Balance at February 2, 2019	238.1	$2.4	$2,602.7	$(38.3)	$3,076.1	$5,642.9
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,590.8)	$1,714.3	$896.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	2,727.0	—	—
Receivable impairment	—	18.5	—
Depreciation and amortization	621.1	611.2	637.5
Provision for deferred income taxes	(12.1)	(473.5)	(124.1)
Stock-based compensation expense	63.1	65.7	61.6
Amortization of debt discount and debt-issuance costs	57.2	15.4	55.2
Other non-cash adjustments to net income (loss)	7.8	10.9	9.4
Loss on debt extinguishment	114.7	—	—
Changes in operating assets and liabilities:
Merchandise inventories	(369.2)	(300.9)	21.9
Other current assets	(20.2)	(114.6)	117.2
Accounts payable	242.6	54.5	(133.8)
Income taxes payable	28.5	(58.5)	77.1
Other current liabilities	(105.4)	(22.7)	30.4
Other liabilities	1.7	(10.1)	24.7
Net cash provided by operating activities	1,766.0	1,510.2	1,673.3
Cash flows from investing activities:
Capital expenditures	(817.1)	(632.2)	(564.7)
Purchase of restricted investments	—	—	(36.1)
Proceeds from sale of restricted and unrestricted investments	—	4.0	118.1
Proceeds from (payments for) fixed asset disposition	0.4	0.3	(0.9)
Net cash used in investing activities	(816.7)	(627.9)	(483.6)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	4,775.8	—	2,962.5
Principal payments for long-term debt	(6,214.7)	(659.1)	(4,036.2)
Debt-issuance and debt extinguishment costs	(155.3)	—	(6.1)
Proceeds from revolving credit facility	50.0	—	140.0
Repayments of revolving credit facility	(50.0)	—	(140.0)
Proceeds from stock issued pursuant to stock-based compensation plans	17.5	35.0	41.5
Cash paid for taxes on exercises/vesting of stock-based compensation	(23.2)	(27.4)	(22.2)
Net cash used in financing activities	(1,599.9)	(651.5)	(1,060.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	0.6	1.1
Net increase (decrease) in cash, cash equivalents and restricted cash	(651.1)	231.4	130.3
Cash, cash equivalents and restricted cash at beginning of year	1,097.8	866.4	736.1
Cash, cash equivalents and restricted cash at end of year	$446.7	$1,097.8	$866.4
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$383.4	$286.5	$329.1
Income taxes	$277.5	$552.4	$501.8
Non-cash transactions:
Accrued capital expenditures	$43.2	$45.0	$30.3

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
Segment Information
At February 2, 2019, the Company operates more than 15,200 retail discount stores in 48 states and five Canadian provinces. The Company’s operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company’s operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 12 distribution centers in the United States, two distribution centers in Canada and a store support center in Chesapeake, Virginia.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company’s operations under the “Family Dollar” brand, 11 distribution centers and a store support center in Matthews, North Carolina. During fiscal 2019, the Company plans to consolidate its Matthews, North Carolina store support center with its store support center in Chesapeake, Virginia in the Company’s newly-completed office tower in the Summit Pointe development in Chesapeake, Virginia.
Foreign Currency
The functional currencies of certain of the Company’s international subsidiaries are the local currencies of the countries in which the subsidiaries are located. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which are included in “Other income, net” have not been significant.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Any reference herein to “2018” or “fiscal 2018,” “2017” or “fiscal 2017,” and “2016” or “fiscal 2016,” relates to as of or for the year ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively. Fiscal 2017 included 53 weeks, commensurate with the retail calendar. Fiscal 2018 and 2016 each included 52 weeks. “2019” or “fiscal 2019“ ends on February 1, 2020 and will include 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents at February 2, 2019 and February 3, 2018 includes $170.0 million and $674.1 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

Merchandise Inventories
Merchandise inventories at the Company’s distribution centers are stated at the lower of cost or net realizable value, determined on a weighted-average cost basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $161.1 million and $137.4 million at February 2, 2019 and February 3, 2018, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements are amortized over the estimated useful lives of the respective assets or the committed terms of the related leases, whichever is shorter. Amortization is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
Costs incurred related to software developed for internal use are capitalized and amortized, generally over three years.
Capitalized Interest
The Company capitalizes interest on borrowed funds during the construction of certain property and equipment. The Company capitalized $4.2 million, $2.3 million and $2.4 million of interest costs in the years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively.
Goodwill and Nonamortizing Intangible Assets
Goodwill and nonamortizing intangible assets, including the Family Dollar trade name, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and nonamortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performs a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value. The Company uses a combination of a market multiple method and a discounted cash flow method to estimate the fair value of its reporting units and recognizes goodwill impairment for any excess of the carrying amount of a reporting unit’s goodwill over its estimated fair value.
The Company evaluates the Family Dollar trade name for impairment by comparing its fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter of each year. Refer to “Note 3 - Goodwill and Nonamortizing Intangible Assets” for additional information on the results of the impairment tests.
Favorable and Unfavorable Lease Rights, Net
Favorable and unfavorable lease rights, net include purchased leases with terms which were either favorable or unfavorable as compared to prevailing market rates at the date of acquisition. Purchased leases are amortized over the remaining lease terms, including, in some cases, an assumed renewal. Amortization expense, net of $65.4 million, $69.2 million and $75.7 million was recognized in “Selling, general and administrative expenses” in 2018, 2017 and 2016, respectively, related to these lease rights. Favorable lease rights are tested for impairment at least annually.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2018, 2017 and 2016, the Company recorded charges of $13.0 million, $5.6 million and $3.7 million, respectively, to write down certain assets, including $6.1 million and $0.9 million in fiscal 2018 and 2017, respectively, associated with impairment of favorable lease rights. There were no impairment charges related to favorable lease rights in fiscal 2016. These charges are recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
Other Assets
Other assets consist primarily of deferred compensation plan assets and receivables which are expected to be recovered over periods longer than one year.
Insurance Reserves and Restricted Cash
The Company utilizes a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, general liability and automobile liability. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering claims experience, exposure and severity factors and other actuarial assumptions.
Dollar Tree Insurance, Inc., a South Carolina-based wholly-owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers’ compensation, general liability and automobile liability exposures. Pursuant to South Carolina insurance regulations, Dollar Tree Insurance, Inc. maintains certain levels of cash and cash equivalents related to its self-insured exposures.
Related to its insurance programs, the Company also maintains certain cash balances, which are held in trust and restricted as to withdrawal or use.
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
Revenue Recognition
The Company recognizes sales revenue, net of estimated returns and sales tax, at the time the customer tenders payment for and takes control of the merchandise.
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
Divestiture and Impaired Receivables
In connection with the Company’s 2015 acquisition of Family Dollar, the Company divested 330 Family Dollar stores to Dollar Express, LLC. As part of the divestiture, the Company was required to partially support the divested stores through a transition services agreement, under which the Company provided merchandise and services and the buyer was required to reimburse the Company. In fiscal 2017, the Company evaluated the collectability of its divestiture-related receivable and based on information then available, the Company recorded impairment charges totaling $53.5 million. In the fourth quarter of fiscal 2017, the Company settled a lawsuit with Dollar Express, which resulted in Dollar Express paying the Company $35.0 million. The settlement of the litigation resulted in a partial reversal of the receivable impairment in the fourth quarter of 2017. The remaining impairment charges of $18.5 million are included in “Receivable impairment” for the year ended February 3, 2018 in the accompanying consolidated statements of operations.
Pre-Opening Costs
The Company expenses pre-opening costs for new, expanded, relocated and re-bannered stores, as incurred.
Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in “Selling, general and administrative expenses” within the accompanying consolidated statements of operations. Advertising costs, net of co-op recoveries from vendors, approximated $99.9 million, $106.3 million and $60.1 million in fiscal 2018, 2017 and 2016, respectively.
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
Stock-Based Compensation
The Company recognizes expense for all share-based payments to employees and non-employee directors based on their fair values. Total stock-based compensation expense for 2018, 2017 and 2016 was $63.3 million, $65.8 million and $60.3 million, respectively.
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
Net Income (Loss) Per Share
Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income (loss) by the weighted average number of shares and dilutive potential shares outstanding. Dilutive potential shares include all outstanding stock options and unvested RSUs after applying the treasury stock method.
Financial Instruments
The Company may utilize derivative financial instruments to reduce its exposure to market risks from changes in interest rates and diesel fuel costs. By entering into receive-variable, pay-fixed interest rate and diesel fuel swaps, the Company limits its exposure to changes in variable interest rates and diesel fuel prices. The Company is exposed to credit-related losses in the event of non-performance by the counterparty to these instruments but minimizes this risk by entering into transactions with high quality counterparties. Interest rate or diesel fuel cost differentials paid or received on the swaps are recognized as adjustments to interest in the period earned or incurred. The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis. The Company does not enter into derivative instruments for any purpose other than cash flow hedging and it does not hold derivative instruments for trading purposes. There were no derivative instruments outstanding in fiscal 2018 or 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update replaced existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard in the first quarter of fiscal 2018 and the adoption of the standard did not have an impact on the Company’s consolidated financial statements or its internal control over financial reporting.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified within the statement of cash flows. The Company adopted the standard in the first quarter of fiscal 2018, resulting in the classification of $124.5 million of cash paid for debt extinguishment as a financing activity in the accompanying consolidated statement of cash flows for the year ended February 2, 2019.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU No. 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. This update requires applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The update does not amend the optional qualitative assessment of goodwill impairment. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company early adopted this standard in the fourth quarter of fiscal 2018 and performed its annual goodwill impairment test in accordance with the standard, which resulted in a goodwill impairment charge of $2.73 billion related to the Company’s Family Dollar reporting unit. For additional information on the results of the goodwill impairment testing, refer to “Note 3 - Goodwill and Nonamortizing Intangible Assets.”
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments, which replace existing lease accounting guidance in GAAP and require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for all in-scope leases with a term of greater than 12 months and require disclosure of certain quantitative and qualitative information pertaining to an entity’s leasing arrangements. The Company will adopt the requirements of the standard in the first quarter of fiscal 2019, using the optional effective date transition method provided by accounting pronouncement, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” ASU 2018-11 allows entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Company’s reporting for comparative periods presented in the year of adoption will continue to be in accordance with ASC 840, “Leases (Topic 840).” The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits the Company to carry forward the historical lease classification for leases that commenced before the effective date of the new standard. The Company will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. The Company has implemented lease accounting software to facilitate the calculations of the accounting entries and disclosures in accordance with the standard and is finalizing the impact of the standard on its accounting policies, processes, disclosures and internal control over financial reporting. The Company expects to record operating lease liabilities of $6.1 billion to $6.2 billion, based upon the present value of the remaining minimum rental payments using discount rates as of the effective date of the new standard. The Company expects to record corresponding right-of-use assets of $6.0 billion to $6.3 billion, based upon the operating lease liabilities adjusted for prepaid and accrued rent, lease incentives and the impairment of right-of-use assets recognized in retained earnings as of February 3, 2019. The right-of-use assets that the Company will record will include approximately $210.0 million of net favorable lease rights which are reflected in the accompanying consolidated balance sheets as “Favorable lease rights, net” and “Unfavorable lease rights, net” at February 2, 2019. The Company does not expect a material impact on its consolidated statements of operations and consolidated statements of cash flows upon adoption of the new standard.

NOTE 2 - BALANCE SHEET COMPONENTS
Other Current Assets
Other current assets as of February 2, 2019 and February 3, 2018 consist of the following:

	February 2,	February 3,
(in millions)	2019	2018
Prepaid rent	$142.5	$138.3
Accounts receivable, net	100.9	90.4
Prepaid store supplies	46.3	47.1
Other prepaid assets	45.5	33.4
Total other current assets	$335.2	$309.2
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 2, 2019 and February 3, 2018 consists of the following:

	February 2,	February 3,
(in millions)	2019	2018
Land	$215.3	$208.0
Buildings	1,300.7	1,092.5
Leasehold improvements	2,037.4	1,860.2
Furniture, fixtures and equipment	3,348.7	3,003.3
Construction in progress	233.8	228.8
Total property, plant and equipment	7,135.9	6,392.8
Less: accumulated depreciation	3,690.6	3,192.1
Total property, plant and equipment, net	$3,445.3	$3,200.7

Depreciation expense was $555.7 million, $542.0 million, and $561.8 million for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.
Other Current Liabilities
Other current liabilities as of February 2, 2019 and February 3, 2018 consist of accrued expenses for the following:

	February 2,	February 3,
(in millions)	2019	2018
Taxes (other than income taxes)	$159.5	$176.6
Compensation and benefits	122.1	155.2
Insurance	106.0	105.4
Accrued construction costs	43.2	45.0
Rent-related liabilities	37.5	34.1
Accrued interest	29.1	91.1
Accrued utility expenses	23.1	23.9
Other	98.8	105.6
Total other current liabilities	$619.3	$736.9

Other Liabilities
Other long-term liabilities as of February 2, 2019 and February 3, 2018 consist of the following:

	February 2,	February 3,
(in millions)	2019	2018
Insurance	$221.6	$230.2
Deferred rent	142.8	136.5
Other	45.5	33.6
Total other long-term liabilities	$409.9	$400.3
NOTE 3 - GOODWILL AND NONAMORTIZING INTANGIBLE ASSETS
Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the years ended February 2, 2019 and February 3, 2018 are as follows:

(in millions)	Dollar Tree	Family Dollar	Total
Balance at January 28, 2017	$345.4	$4,678.1	$5,023.5
Foreign currency translation adjustments	1.7	—	1.7
Balance at February 3, 2018	347.1	4,678.1	5,025.2
Foreign currency translation adjustments	(1.6)	—	(1.6)
Goodwill reassignment for re-bannered stores	31.0	(31.0)	—
Goodwill impairment	—	(2,727.0)	(2,727.0)
Balance at February 2, 2019	$376.5	$1,920.1	$2,296.6
Goodwill is reassigned between segments when stores are re-bannered between segments. In 2018, the Company reassigned $31.0 million of goodwill from Family Dollar to Dollar Tree as a result of re-bannering. Re-bannered stores are treated as new stores.
Goodwill and other indefinite-lived intangible assets must be evaluated for impairment annually and may also be tested on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual goodwill impairment evaluations in 2017 and 2016 did not result in impairment. In 2018, based on the Company’s strategic and operational reassessment of the Family Dollar segment, following challenges that the business has experienced that have impacted the Company’s ability to grow the business at the originally estimated rate when it acquired Family Dollar in 2015, management determined there were indicators that the goodwill of the business may be impaired. Accordingly, a goodwill impairment test was performed in the fourth quarter of fiscal 2018. The results of the impairment test showed that the fair value of the Family Dollar business was lower than the carrying value resulting in a $2.73 billion non-cash pre-tax and after-tax goodwill impairment charge, which was recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
The Company’s annual impairment evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2018, 2017 or 2016.

NOTE 4 - INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Current taxes:
Federal	$245.6	$439.3	$480.5
State	47.8	23.8	79.5
Foreign	0.4	0.3	0.8
Total current taxes	293.8	463.4	560.8
Deferred taxes:
Federal	0.3	(456.0)	(37.7)
State	(12.3)	(17.7)	(89.9)
Total deferred taxes	(12.0)	(473.7)	(127.6)
Provision for income taxes	$281.8	$(10.3)	$433.2
Included in current tax expense for the years ended February 2, 2019, February 3, 2018 and January 28, 2017, are amounts related to uncertain tax positions associated with temporary differences, in accordance with ASC 740, Income Taxes.
A reconciliation of the statutory U.S. federal income tax (benefit) rate and the effective tax (benefit) rate follows:

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Statutory U.S. federal income tax (benefit) rate	(21.0)%	33.7%	35.0%
Effect of:
Goodwill impairment	43.7	—	—
State and local income taxes, net of federal income tax benefit	3.0	2.5	3.0
Work Opportunity Tax Credit	(2.0)	(1.3)	(1.6)
State tax election	—	—	(1.4)
Deferred tax rate change	—	(0.6)	(1.6)
Incremental tax expense (benefit) of exercises/vesting of equity-based compensation	0.1	(0.8)	(0.6)
Change in valuation allowance	0.3	(0.1)	0.1
Tax Cuts and Jobs Act	(1.3)	(33.0)	—
Other, net	(1.3)	(1.0)	(0.3)
Effective tax (benefit) rate	21.5%	(0.6)%	32.6%
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, including a provision that allows the full expensing of certain qualified property and adds limitations on the deductibility of certain executive compensation. In 2017, the Company recorded a $562.0 million benefit resulting from the re-measurement of the Company’s net deferred tax liabilities, primarily related to the Family Dollar trade name, to reflect the lower statutory U.S. federal income tax rate of 21%. An additional benefit of $16.2 million was recorded in 2018, related to the continued analysis of the TCJA impacts to the net deferred tax liability valuation and acceleration of depreciation. As of February 2, 2019, the Company has completed its accounting for the tax effects of the TCJA.

Goodwill Impairment
In the fourth quarter of 2018, the Company recorded a goodwill impairment charge of $2.73 billion related to the Family Dollar goodwill, as further discussed in “Note 3 - Goodwill and Nonamortizing Intangible Assets.” As the purchase of Family Dollar was a stock acquisition, carryover basis applied for tax purposes. The expense related to the impairment is not deductible for federal or state tax purposes and therefore there is no tax benefit related to the impairment.
Foreign Taxes
United States income taxes have not been provided on accumulated but undistributed earnings of the Company’s foreign subsidiaries as the Company intends to permanently reinvest earnings. The Company does not consider the tax on the mandatory deemed repatriation of undistributed foreign earnings and profits to be material.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s net deferred tax assets (liabilities) follow:

(in millions)	February 2, 2019	February 3, 2018
Deferred tax assets:
Deferred rent	$44.3	$42.7
Accrued expenses	18.0	17.8
Net operating losses, interest expense and credit carryforwards	90.7	75.6
Accrued compensation expense	31.6	23.2
State tax election	20.9	22.8
Other	3.0	—
Total deferred tax assets	208.5	182.1
Valuation allowance	(42.6)	(38.6)
Deferred tax assets, net	165.9	143.5
Deferred tax liabilities:
Property and equipment	(235.5)	(218.5)
Other intangibles	(864.0)	(880.5)
Inventory	(17.8)	(27.1)
Prepaids	(21.8)	—
Other	—	(2.6)
Total deferred tax liabilities	(1,139.1)	(1,128.7)
Deferred income taxes, net	$(973.2)	$(985.2)
At February 2, 2019, the Company had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling approximately $90.7 million. Some of these carryforwards will expire, if not utilized, beginning in 2019 through 2038.
A valuation allowance of $42.6 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards, net operating loss and capital loss carryforwards. Since February 3, 2018, the valuation allowance has been increased primarily as a result of state net operating losses that may not be utilized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts to the past two years’ taxable income and the Company’s projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.

Uncertain Tax Positions
The Company is participating in the IRS Compliance Assurance Program (“CAP”) for fiscal 2018 and will participate in the program for fiscal 2019. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. The Company’s federal tax returns have been examined and all issues have been settled through the fiscal 2017 tax year; however, the federal statute of limitations is still open for Family Dollar’s tax returns for the tax year ended July 6, 2015. Several states completed their examinations during fiscal 2018. In general, fiscal 2015 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to fiscal 2015 for some states.
The balance for unrecognized tax benefits at February 2, 2019 was $35.4 million. The total amount of unrecognized tax benefits at February 2, 2019 that, if recognized, would affect the effective tax rate was $29.6 million (net of the federal tax benefit).
The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

(in millions)	February 2, 2019	February 3, 2018
Beginning Balance	$43.8	$71.2
Additions, based on tax positions related to current year	4.6	2.5
Additions for tax positions of prior years	4.5	9.8
Reductions for tax positions of prior years	—	(31.7)
Settlements	(2.2)	(2.9)
Lapses in statutes of limitation	(15.3)	(5.1)
Ending balance	$35.4	$43.8
The Company believes it is reasonably possible that $10.0 million to $12.0 million of the reserve for uncertain tax positions may be reduced during the next 12 months principally as a result of the effective settlement of outstanding issues. It is also possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. The Company does not expect any change to have a material impact to its consolidated financial statements.
As of February 2, 2019, the Company has recorded a liability for potential interest and penalties of $3.9 million.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
Future minimum lease payments under noncancelable store and distribution center operating leases are as follows:

(in millions)
2019	$1,435.9
2020	1,176.7
2021	1,100.0
2022	899.6
2023	729.1
Thereafter	1,966.3
Total minimum lease payments	$7,307.6
The above future minimum lease payments include amounts for leases that were signed prior to February 2, 2019 for stores that were not open as of February 2, 2019.
Minimum rental payments for operating leases do not include contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. Future minimum lease payments have not been reduced by expected future minimum sublease rentals of $1.2 million under operating leases.

Minimum and Contingent Rentals
Rental expense for store and distribution center operating leases included in the accompanying consolidated statements of operations are as follows:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Minimum rentals	$1,404.0	$1,343.5	$1,276.6
Contingent rentals	7.3	5.2	6.3
Purchase Obligations
The Company has commitments totaling approximately $176.1 million related to legally binding agreements for software licenses and support, telecommunication services and store technology assets and maintenance for its stores.
Letters of Credit
The Company is a party to three Letter of Credit Reimbursement and Security Agreements providing $125.0 million, $120.0 million, and $110.0 million, respectively, for letters of credit. Letters of credit under these agreements are generally issued for the routine purchase of imported merchandise and approximately $166.4 million was committed to these letters of credit at February 2, 2019.
At February 2, 2019, the Company also had approximately $182.9 million in standby letters of credit that serve as collateral for its large-deductible insurance programs and expire in fiscal 2019.
Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores and self-insured insurance programs. These bonds total approximately $66.2 million and are committed through various dates through February 2022.
Build-to-Suit Lease and Related Bonds
In May 2017, the Company entered into a long-term property lease (“Missouri Lease”) which includes land and the construction of a 1.2 million square foot distribution center in Warrensburg, Missouri (“Distribution Center Project”). The Distribution Center Project was completed in 2018. The Missouri Lease commenced upon its execution in May 2017 and expires on December 1, 2032. The Company has two options to extend the Missouri Lease term for up to a combined additional ten years. Following the expiration of the lease, the property reverts back to the Company.
In addition to being a party to the Missouri Lease, the Company is also the owner of bonds which were issued in May 2017, are secured by the Missouri Lease and expire December 1, 2032 (“Missouri Bonds”). The Missouri Bonds are debt issued by the lessor in the Missouri Lease. Therefore, the Company holds the debt instrument pertaining to its Missouri Lease obligation.
The Company is deemed, for accounting purposes only, to be the owner of the Distribution Center Project including the building, even though it is not the legal owner and the related assets of $110.2 million as of February 2, 2019, are recorded within “Property, plant and equipment, net.” Because a legal right of offset exists, the Company is accounting for the Missouri Bonds as a reduction of its Missouri Lease obligation in the accompanying consolidated balance sheets.
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
In August 2018, a former employee brought suit in California state court as a class action and as a Private Attorney General Act (“PAGA”) representative suit alleging the Company failed to provide all non-exempt California store employees with compliant rest and meal breaks, accrued vacation, accurate wage statements and final pay upon termination of employment.
In December 2018, two former employees brought a PAGA suit in California state court alleging that Dollar Tree Stores, Inc. and Dollar Tree Distribution, Inc. failed to provide non-exempt California store and distribution center employees with rest and meal breaks, suitable seating, overtime pay, minimum wage for all time worked, reporting time pay, accurate wage statements, timely payment of wages during and upon termination of employment, failed to reimburse business expenses, and made unlawful deductions from wage payments.
Several lawsuits have been filed against Dollar Tree, Family Dollar and their vendors alleging that personal powder products caused cancer. The Company does not believe the products it sold caused the illnesses. The Company believes these lawsuits are insured and is being indemnified by its third party vendors.
Dollar Tree Resolved Matters
In April 2016, the Company was served with a putative class action in Florida state court brought by a former store employee asserting the Company violated the Fair Credit Reporting Act in the way it handled background checks. The parties have settled the case for an amount which is not material.
In July 2017, two former employees filed suit in federal court in California, seeking to represent a class of current and former non-exempt employees alleging that the Company’s dress code required them to purchase such distinctive clothing that it constituted a uniform and the Company’s failure to reimburse them for the clothing violated California law. The former employees sought restitution, damages, penalties and injunctive relief. The Company entered into a settlement agreement which has received preliminary court approval and the Company has accrued the amount of the settlement.
In August 2017, 43 current and former employees filed suit against the Company in state court in California alleging improper classification as exempt employees which they allege resulted in, among other things, their failure to receive overtime compensation, rest and meal periods, accurate wage statements, and final pay upon termination of employment. The Company removed the case to federal court. As required by that court’s order, each plaintiff refiled his or her case individually so that the cases would be tried individually and not as a class. In June 2018, the Company mediated the 43 cases together. All of the cases have been dismissed with prejudice and the settlements were paid in 2018.
In August 2017, a former employee brought suit in California state court on a PAGA representative basis alleging the Company failed to provide him and all other California store associates with suitable seating when they were performing cashier functions. The parties settled the case and the lawsuit was dismissed with prejudice.
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
In December 2018, a former assistant store manager filed a PAGA suit in California state court alleging the Company failed to provide rest and meal breaks, failed to pay minimum, regular and overtime wages, failed to maintain accurate records and provide accurate wage statements, failed to timely pay wages due upon termination of employment and failed to reimburse employees for business expenses.
Family Dollar Resolved Matters
In April 2017, a former store employee filed a lawsuit in California state court alleging off the clock work primarily for bag checks, failure to provide rest and meal breaks, and related claims. The court granted the Company’s motion to compel arbitration and stayed the case pending the outcome of the arbitration proceedings. Subsequently, the court allowed the plaintiff to amend her complaint to include PAGA claims which are not subject to arbitration. The parties have received preliminary court approval of the settlement they reached and the Company has accrued the amount of the settlement.
In June 2017, a former store employee filed suit in California state court asserting PAGA claims on behalf of herself and other allegedly aggrieved employees alleging the Company willfully caused their work time to go under reported so they failed to receive pay for time worked and related claims. The lawsuit has been dismissed without prejudice.
In December 2017, a former assistant store manager filed suit in California state court asserting PAGA claims on behalf of herself and other store managers and assistant store managers seeking wages for alleged off the clock work, noncompliant rest and meal breaks and related claims. The parties reached a settlement for which it has received preliminary court approval. The Company has accrued the amount of the settlement.
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
In October 2018, a former employee filed a class and collective action in federal court in Arkansas alleging she and other similarly situated current and former store employees were improperly classified and worked off the clock in violation of the Fair Labor Standards Act and the Arkansas Minimum Wage Act and are therefore owed minimum wages for all time worked, overtime compensation and penalties. The former employee agreed to waive all class and collective action claims and the court stayed the case pending arbitration of her individual claims.

NOTE 6 - LONG-TERM DEBT
Long-term debt at February 2, 2019 and February 3, 2018 consists of the following:

	As of February 2, 2019		As of February 3, 2018
(in millions)	Principal	Unamortized Debt Discount, Premium and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs
5.25% Acquisition Notes, due 2020	$—	$—	$750.0	$6.1
5.75% Acquisition Notes, due 2023	—	—	2,500.0	30.8
Term Loan A-1	—	—	1,532.7	3.4
Term Loan B-2	—	—	650.0	8.6
$1.25 billion Tranche A Revolving Credit Facility	—	—	—	12.6
5.00% Senior Notes, due 2021	300.0	(4.6)	300.0	(6.8)
$1.25 billion Revolving Credit Facility, interest payable at LIBOR, reset periodically, plus 1.25%, which was 3.76% at February 2, 2019	—	10.2	—	—
Senior Floating Rate Notes, due 2020, interest payable at LIBOR, reset quarterly, plus 0.70%, which was 3.43% at February 2, 2019	750.0	3.2	—	—
3.70% Senior Notes, due 2023	1,000.0	7.5	—	—
4.00% Senior Notes, due 2025	1,000.0	7.2	—	—
4.20% Senior Notes, due 2028	1,250.0	11.2	—	—
Total	$4,300.0	$34.7	$5,732.7	$54.7
Maturities of long-term debt are as follows (in millions):

2019	2020	2021	2022	2023	Thereafter
$—	$750.0	$300.0	$—	$1,000.0	$2,250.0
Senior Credit Facilities
On April 19, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2.03 billion in senior credit facilities (the “Senior Credit Facilities”), consisting of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), of which up to $350.0 million is available for letters of credit, and a $782.0 million term loan facility (the “Term Loan Facility”), which was scheduled to mature on April 19, 2020. The loans under the Term Loan Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.00%, subject to adjustment based on (i) the Company’s credit ratings and (ii) the Company’s leverage ratio. The Company borrowed the entire $782.0 million Term Loan Facility on April 19, 2018 and repaid the entire amount in January 2019.
The Revolving Credit Facility matures on April 19, 2023, subject to extensions permitted under the Credit Agreement. The loans under the Revolving Credit Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.25%, subject to adjustment based on (i) the Company’s credit ratings and (ii) the Company’s leverage ratio. Based on these factors, interest on the loans under the Revolving Credit Facility may range from LIBOR plus 1.00% to 1.50%. At February 2, 2019, the Revolving Credit Facility bore interest at LIBOR plus1.25%. The Company pays certain commitment fees in connection with the Revolving Credit Facility. The Senior Credit Facilities allow voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no required amortization under the Senior Credit Facilities.
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
Upon the acquisition of Family Dollar in 2015, the Company assumed the liability for $300.0 million of 5.00% Senior Notes due February 1, 2021. The Company may retire the notes early at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the present value of the remaining scheduled payments of principal and interest at a specified treasury rate as of the redemption date plus 30 basis points, plus, in either case, accrued and unpaid interest up to the redemption date.
Repayments of Long-term Debt During 2018
During the first quarter of 2018, the Company redeemed its $750.0 million aggregate principal amount of 5.25% Acquisition Notes due 2020 (the “2020 Notes”) and accelerated the amortization of debt-issuance costs associated with the 2020 Notes of $6.1 million.
In connection with entry into the Credit Agreement and the offering of the Notes discussed above, the Company used the proceeds of borrowings under the Senior Credit Facilities, together with the net proceeds from the offering of the Notes and cash on hand to repay all of the outstanding loans under its existing senior secured credit facilities, including its Term Loan A-1 and Term Loan B-2, and to redeem all of its outstanding 5.75% Acquisition Notes due 2023.
The credit agreement governing the then-existing senior secured credit facilities, dated as of March 9, 2015 (as amended, restated, supplemented or otherwise modified from time to time, the “Existing Credit Agreement”) was terminated and all of the guarantees of the obligations under the Existing Credit Agreement were terminated and all liens granted under the Existing Credit

Agreement, including those equally and ratably securing the $300.0 million 5.00% Senior Notes due 2021 issued by the Company’s subsidiary, Family Dollar Stores, Inc., were released. Upon the termination of the Existing Credit Agreement, the Company paid certain lenders thereunder a prepayment premium of $6.5 million, which was equal to 1.00% of the outstanding principal amount of the Term Loan B-2 loans under the Existing Credit Agreement and is included in “Interest expense, net” within the accompanying consolidated statements of operations for the year ended February 2, 2019.
The Company redeemed all of its outstanding $2.5 billion aggregate principal amount of 5.75% Acquisition Notes due 2023 and the indenture governing the notes was satisfied and discharged. The Company paid a redemption premium of $107.8 million, which was equal to 4.313% of the outstanding principal amount of the Acquisition Notes due 2023 and is included in “Interest expense, net” within the accompanying consolidated statements of operations for the year ended February 2, 2019.
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
Debt Covenants
As of February 2, 2019, the Company was in compliance with its debt covenants.
NOTE 7 - FAIR VALUE MEASUREMENTS
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

(in millions)	February 2, 2019	February 3, 2018
Level 1
Deferred compensation plan assets	$21.8	$20.7
Deferred compensation plan assets are held pursuant to deferred compensation plans for certain officers and executives. The deferred compensation plan assets are recorded in “Other assets” within the accompanying consolidated balance sheets and a corresponding liability is recorded in “Other liabilities” within the accompanying consolidated balance sheets.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company reviews certain store assets for evidence of impairment. The fair values are determined based on the income approach, in which the Company utilizes internal cash flow projections over the life of the underlying lease agreements discounted based on the Company’s risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to “Note 1 - Summary of Significant Accounting Policies” under the caption “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” for information regarding the impairment charges recorded in fiscal 2018, 2017 and 2016.
The Company’s indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. See “Note 3 - Goodwill and Nonamortizing Intangible Assets” for further information regarding the process of determining the fair value of these assets.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of the Company’s long-term borrowings were as follows:

	February 2, 2019		February 3, 2018
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes and Acquisition Notes	$4,198.6	$4,275.5	$3,684.6	$3,519.9
Level 2
Term loans	—	—	2,187.6	2,170.7
The fair values of the Company’s 5.00% Senior Notes due 2021 and the Notes (collectively, the “Senior Notes”), and the fair values of the 5.25% Acquisition Notes due 2020 and 5.75% Acquisition Notes due 2023 (together, “the Acquisition Notes”) that were redeemed during the first quarter of 2018, were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair values of the Term Loan A-1 and Term Loan B-2, which the Company prepaid in full during the first quarter of 2018, were determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying values of the Company’s Revolving Credit Facility at February 2, 2019 and the Company’s Tranche A Revolving Credit Facility at February 3, 2018, approximated their fair values because the interest rates vary with market interest rates.
NOTE 8 - SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at February 2, 2019 and February 3, 2018.

Net Income (Loss) Per Share
The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Year Ended
	February 2,	February 3,	January 28,
(in millions, except per share data)	2019	2018	2017
Basic net income (loss) per share:
Net income (loss)	$(1,590.8)	$1,714.3	$896.2
Weighted average number of shares outstanding	237.9	236.8	235.7
Basic net income (loss) per share	$(6.69)	$7.24	$3.80
Diluted net income (loss) per share:
Net income (loss)	$(1,590.8)	$1,714.3	$896.2
Weighted average number of shares outstanding	237.9	236.8	235.7
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.8	0.9	1.1
Weighted average number of shares and dilutive potential shares outstanding	238.7	237.7	236.8
Diluted net income (loss) per share	$(6.66)	$7.21	$3.78
At February 2, 2019, February 3, 2018 and January 28, 2017, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Share Repurchase Programs
The Company repurchases shares on the open market and under Accelerated Share Repurchase agreements. The Company did not repurchase any shares of common stock in fiscal 2018, fiscal 2017 or fiscal 2016. At February 2, 2019, the Company had $1.0 billion remaining under Board repurchase authorization.
NOTE 9 – EMPLOYEE BENEFIT PLANS
Dollar Tree Retirement Savings Plan
The Company maintains a defined contribution profit sharing and 401(k) plan which is available to all full-time, United States-based employees over 21 years of age. Eligible employees may make elective salary deferrals. The Company may make contributions, at its discretion, to eligible employees who have completed one year of service in which they have worked at least 1,000 hours.
Prior to January 1, 2017, the Company maintained a defined contribution 401(k) plan which was available to all eligible Family Dollar employees and was known as the Family Dollar Employee Savings and Retirement Plan and Trust (“Family Dollar Plan”). The Family Dollar Plan provided the ability for the Company to make contributions at its discretion. Effective January 1, 2017, all the assets of the Family Dollar Plan were merged into the Dollar Tree Retirement Savings Plan, which was formerly named the Dollar Tree Inc. Affiliates and Subsidiaries Profit Sharing and 401(k) Retirement Plan.
Contributions to and reimbursements by the Company of expenses of the plans in the accompanying consolidated statements of operations were as follows:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Dollar Tree Retirement Savings Plan, formerly Dollar Tree Inc. Affiliates and Subsidiaries Profit Sharing and 401(k) Retirement Plan	$41.4	$52.9	$39.9
Family Dollar Employee Savings and Retirement Plan and Trust	—	—	9.2
Total	$41.4	$52.9	$49.1

Of the total expense above, $8.7 million, $7.8 million and $7.9 million was included in “Cost of sales” in the accompanying consolidated statements of operations for the years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively, with the remaining expense included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
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
Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts. The plan is a nonqualified plan and the Company does not make contributions to this plan or guarantee earnings. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at either specified future dates, or upon separation of service or death. Total cumulative participant deferrals and earnings were approximately $17.0 million and $15.0 million at February 2, 2019 and February 3, 2018, respectively, and are included in “Other liabilities” within the accompanying consolidated balance sheets. The related assets are included in “Other assets” within the accompanying consolidated balance sheets. The plan was formerly named the Family Dollar Compensation Deferral Plan and effective June 15, 2017, was renamed the Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan.
Dollar Tree, Inc. Supplemental Deferred Compensation Plan
The Company has a deferred compensation plan which, prior to January 1, 2017, provided certain Dollar Tree officers and executives the ability to defer a portion of their base compensation and bonuses and invest their deferred amounts. The plan is a nonqualified plan and the Company could have made discretionary contributions. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, or upon retirement or death. Total cumulative participant deferrals and earnings were $4.8 million and $5.7 million at February 2, 2019 and February 3, 2018, respectively, and are included in “Other liabilities” within the accompanying consolidated balance sheets. The related assets are included in “Other assets” within the accompanying consolidated balance sheets. The Company did not make any discretionary contributions in the years ended February 2, 2019, February 3, 2018, or January 28, 2017.
Effective December 31, 2016, the plan was frozen for contributions earned after calendar year 2016. The plan continues to exist and retains all contributions and earnings previously allocated to it. Participants can continue to make investment and distribution election changes. All contributions on or after January 1, 2017 are allocated to the Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan.
NOTE 10 - STOCK-BASED COMPENSATION PLANS
Fixed Stock-Based Compensation Plans
Under the Company’s 2011 Omnibus Incentive Plan (“Omnibus Plan”), the Company may grant to the Company’s employees, including executive officers and independent contractors, up to 4.0 million shares of its Common Stock plus any shares available under former plans which were previously approved by the shareholders. The Omnibus Plan permits the Company to grant equity awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonuses, performance units, non-employee director stock options and other equity-related awards. These awards generally vest over a three-year period with a maximum term of 10 years.
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
The 2013 Director Deferred Compensation Plan permits any of the Company’s directors who receive a retainer or other fees for Board or Board committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of the Company’s common stock, or receive all or a portion of such fees in non-statutory stock options. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the closing market price of a share of the Company’s common stock on the date of deferral. The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of the Company’s common stock. The exercise price will equal the fair market value of the Company’s common stock at the date the option is issued. The options are fully vested when issued and have a term of 10 years.
In conjunction with the acquisition of Family Dollar in 2015, the Company assumed the Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan permitted the granting of a variety of compensatory award types, including stock options and performance share rights.
The 2003 Non-Employee Director Stock Option Plan (NEDP) provided non-qualified stock options to non-employee members of the Company’s Board of Directors. The exercise price of each stock option granted equaled the closing market price of the Company’s stock on the date of grant. The options generally vested immediately. This plan was terminated on June 16, 2011 and replaced with the Omnibus Plan.
Total stock-based compensation expense was recorded in the accompanying consolidated statements of operations as follows:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Cost of sales	$12.1	$12.8	$10.8
Selling, general and administrative expense	51.2	53.0	49.5
Total stock-based compensation expense	$63.3	$65.8	$60.3
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
The following table summarizes the status of RSUs as of February 2, 2019 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2018	1,525,252	$79.37
Granted	838,335	94.34
Vested	(681,202)	79.84
Forfeited	(236,285)	84.23
Nonvested at February 2, 2019	1,446,100	$86.96
In connection with the vesting of RSUs in 2018, 2017 and 2016, certain employees elected to receive shares net of minimum statutory tax withholding amounts which totaled $23.2 million, $27.4 million and $21.9 million, respectively. The total fair value of the restricted shares vested during the years ended February 2, 2019, February 3, 2018 and January 28, 2017 was $54.4 million, $60.3 million and $42.4 million, respectively. The weighted average grant date fair value of the restricted shares granted in 2018, 2017 and 2016 was $94.34, $78.63 and $80.13, respectively. As of February 2, 2019, there was approximately $43.4 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 21.8 months.

Stock Options
Stock options are valued using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.
Certain of the Company’s directors elected to defer their compensation into stock options under the 2013 Director Deferred Compensation Plan. These options vest immediately and are expensed on the grant date. In 2016, the Company granted 0.2 million stock options with a fair value of $4.0 million from the Omnibus Plan to an officer of the Company. The fair value of these stock options is being expensed over the five-year vesting period. The Company recognized $1.3 million of expense related to these stock options in both 2018 and 2017. The Company did not recognize any expense related to these stock options in 2016.
The weighted average assumptions used in the Black-Scholes option pricing model for the officer award granted in 2016 are as follows:

Fiscal 2016
Expected term in years	6.50
Expected volatility	24.51%
Annual dividend yield	—%
Risk free interest rate	2.09%
Weighted-average fair value of options granted during the period	$22.10
Amounts for options granted in 2018 and 2017 are immaterial.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model. The expected term of the awards granted is based on an analysis of historical and expected future exercise behavior. Expected volatility is derived from an analysis of the historical volatility of the Company’s publicly traded stock. The risk free rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.
The following tables summarize information about options outstanding at February 2, 2019 and changes during the year then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of period	523,083	$70.14
Granted	9,804	87.82
Exercised	(136,073)	54.89
Forfeited	(29,618)	71.05
Outstanding, end of period	367,196	$76.17	5.94	$5.3
Options vested and exercisable at February 2, 2019	230,378	$77.41	5.94	$3.0

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at February 2, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at February 2, 2019	Weighted Average Exercise Price
$56.90 to $76.72	181,940	5.61	$73.97	46,196	$73.73
$76.73 to $76.97	151,404	5.70	76.97	151,404	76.97
$76.98 to $79.75	12,031	6.38	78.14	10,957	78.10
$79.76 to $85.00	11,581	7.77	82.46	11,581	82.46
$85.01 to $107.31	10,240	8.82	94.02	10,240	94.02
$56.90 to $107.31	367,196	5.94	$76.17	230,378	$77.41

The intrinsic value of options exercised during 2018, 2017 and 2016 was approximately $12.3 million, $18.3 million and $11.8 million, respectively.
Employee Stock Purchase Plan
Under the Dollar Tree, Inc. Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 8,278,124 shares of Common Stock to eligible employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the price at the beginning or the end of the quarterly offering period. Under the ESPP, the Company has sold 5,315,026 shares as of February 2, 2019.
The fair value of the employees’ purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Expected term	3 months	3 months	3 months
Expected volatility	18.8%	10.9%	14.6%
Annual dividend yield	—%	—%	—%
Risk free interest rate	1.9%	1.1%	0.4%

The weighted average per share fair value of purchase rights granted in 2018, 2017 and 2016 was $18.64, $13.62 and $13.43, respectively. Total expense recognized for these purchase rights was $3.3 million, $2.0 million and $1.6 million in 2018, 2017 and 2016, respectively.
NOTE 11 – SEGMENT REPORTING
The Company operates a chain of more than 15,200 retail discount stores in 48 states and five Canadian provinces. The Company’s operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its CODM regularly reviews to analyze performance and allocate resources.
The Company measures the results of its segments using, among other measures, each segment’s net sales, gross profit and operating income (loss). The Company may revise the measurement of each segment’s operating income (loss), including the allocation of distribution center and store support center costs, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances would be reclassified to be comparable to the current period’s presentation.
Dollar Tree segment net sales by merchandise type are as follows:

	Year Ended
	February 2,		February 3,		January 28,
(in millions)	2019		2018		2017
Dollar Tree segment net sales by merchandise type:
Consumable	$5,703.8	48.7%	$5,470.6	49.0%	$4,957.8	48.9%
Variety	5,457.8	46.6%	5,169.1	46.3%	4,714.5	46.5%
Seasonal	550.5	4.7%	524.7	4.7%	466.4	4.6%
Total net sales	$11,712.1	100.0%	$11,164.4	100.0%	$10,138.7	100.0%

Family Dollar segment net sales by merchandise type are as follows:

	Year Ended
	February 2,		February 3,		January 28,
(in millions)	2019		2018		2017
Family Dollar segment net sales by merchandise type:
Consumable	$8,466.7	76.2%	$8,344.1	75.3%	$7,893.1	74.6%
Home products	911.1	8.2%	930.8	8.4%	920.5	8.7%
Apparel and accessories	700.0	6.3%	731.3	6.6%	740.6	7.0%
Seasonal and electronics	1,033.4	9.3%	1,074.9	9.7%	1,026.3	9.7%
Total net sales	$11,111.2	100.0%	$11,081.1	100.0%	$10,580.5	100.0%
Gross profit by segment is as follows:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Gross profit:
Dollar Tree	$4,137.5	$3,998.5	$3,584.7
Family Dollar	2,810.0	3,023.4	2,810.0
Total gross profit	$6,947.5	$7,021.9	$6,394.7
Depreciation and amortization expense by segment is as follows:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Depreciation and amortization expense:
Dollar Tree	$271.7	$251.8	$241.3
Family Dollar	349.7	359.7	396.5
Total depreciation and amortization expense	$621.4	$611.5	$637.8
Operating income (loss) by segment is as follows:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Operating income (loss):
Dollar Tree	$1,502.5	$1,481.9	$1,305.3
Family Dollar	(2,442.0)	517.2	399.5
Total operating income (loss)	$(939.5)	$1,999.1	$1,704.8

Capital expenditures by segment are as follows:

	Year Ended
	February 2,	February 3,	January 28,
(in millions)	2019	2018	2017
Capital expenditures:
Dollar Tree	$556.5	$383.1	$404.9
Family Dollar	260.6	249.1	159.8
Total capital expenditures	$817.1	$632.2	$564.7
Total assets by segment are as follows:

	As of
	February 2,	February 3,
(in millions)	2019	2018
Total assets:
Dollar Tree	$4,310.1	$4,113.4
Family Dollar	9,191.1	12,219.4
Total assets	$13,501.2	$16,332.8
Total goodwill by segment is as follows:

	As of
	February 2,	February 3,
(in millions)	2019	2018
Total goodwill:
Dollar Tree	$376.5	$347.1
Family Dollar	1,920.1	4,678.1
Total goodwill	$2,296.6	$5,025.2
Goodwill is reassigned between segments when stores are re-bannered between segments. In 2018, the Company reassigned $31.0 million of goodwill from Family Dollar to Dollar Tree as a result of re-bannering. In addition, in the fourth quarter of 2018, the Company recorded a $2.73 billion goodwill impairment charge to write down the Family Dollar goodwill. Refer to “Note 3 - Goodwill and Nonamortizing Intangible Assets” for additional detail regarding the impairment of the Family Dollar goodwill.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table sets forth certain items from the Company’s unaudited consolidated statements of operations for each quarter of fiscal year 2018 and 2017. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income (loss) per share data)	First Quarter[1]	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018:
Net sales	$5,553.7	$5,525.6	$5,538.8	$6,205.2
Gross profit[2]	$1,699.6	$1,663.9	$1,671.9	$1,912.1
Operating income (loss)[3]	$437.6	$382.5	$387.8	$(2,147.4)
Net income (loss)[2,3,4]	$160.5	$273.9	$281.8	$(2,307.0)
Diluted net income (loss) per share[2,3,4]	$0.67	$1.15	$1.18	$(9.66)
Stores open at end of quarter	14,957	15,073	15,187	15,237
Comparable store net sales change	1.4%	1.9%	1.0%	2.3%
Fiscal 2017:
Net sales	$5,287.1	$5,281.2	$5,316.6	$6,360.6
Gross profit	$1,627.1	$1,627.8	$1,666.0	$2,101.0
Operating income[5]	$388.8	$419.5	$425.2	$765.6
Net income[6]	$200.5	$233.8	$239.9	$1,040.1
Diluted net income per share[6]	$0.85	$0.98	$1.01	$4.37
Stores open at end of quarter	14,482	14,581	14,744	14,835
Comparable store net sales change	0.5%	2.4%	3.3%	2.5%
1 Easter was observed on April 1, 2018 and April 16, 2017.
2 In the fourth quarter of 2018, the Company recorded $40.0 million in sku rationalization markdown expense in the Family Dollar segment, which decreased net income (loss) and diluted net income (loss) per share by $30.8 million and $0.13 per share, respectively, in the fourth quarter of 2018.
3 Based on the Company’s strategic and operational reassessment of the Family Dollar segment, management determined there were indicators that the goodwill of the business may be impaired. Accordingly, a goodwill impairment test was performed in the fourth quarter of fiscal 2018. The results of the impairment test showed that the fair value of the Family Dollar business was lower than the carrying value resulting in a $2.73 billion non-cash pre-tax and after-tax goodwill impairment charge. For additional information regarding the impairment of the Family Dollar goodwill, refer to “Note 3 - Goodwill and Nonamortizing Intangible Assets.” This goodwill impairment charge reduced diluted net income (loss) per share by $11.41 per share in the fourth quarter of 2018.
In the fourth quarter of 2018, the Company reviewed certain long-lived assets and identifiable intangible assets for impairment. As a result of its impairment analysis, the Company recorded charges of $13.0 million to write down certain store assets, including $6.1 million associated with impairment of favorable lease rights. These store impairment charges decreased net income (loss) and diluted net income (loss) per share in the fourth quarter of 2018 by $10.0 million and $0.04 per share, respectively.
4 In the first quarter of 2018, the Company refinanced its long-term debt obligations, resulting in the payment of redemption premiums totaling $114.3 million. In addition, the Company accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs and expensed approximately $0.4 million in transaction-related costs. For additional information regarding these transactions, refer to “Note 6 - Long-Term Debt.” This refinancing of the Company’s long-term debt decreased net income (loss) and diluted net income (loss) per share in the first quarter of 2018 by $123.6 million and $0.52 per share, respectively.
5 In the first and second quarters of 2017, the Company incurred $50.9 million and $2.6 million, respectively, in impairment charges related to its divestiture-related receivable from Dollar Express. In the fourth quarter of 2017, the Company settled a lawsuit with Dollar Express related to the divestiture, under which Dollar Express paid the Company $35.0 million of the impaired receivable.
6 In the first, second and fourth quarters of 2017, net income and diluted net income per share were affected, net of tax, by the impairment charges and settlement, respectively, noted above, in the amounts of $31.6 million and $0.13 per share, $1.6 million and $0.01 per share, and $21.4 million and $0.09 per share, respectively.

In the fourth quarter of 2017, the Company reevaluated its workers’ compensation insurance reserves. As a result of the effect of re-bannered Family Dollar stores, among other factors, the Company determined that the Dollar Tree workers’ compensation loss reserves were not as predictable as they were previously. Therefore, the Company concluded that it was no longer appropriate to discount these reserves. The increase in the Dollar Tree workers’ compensation reserve resulting from the change to record the reserves on an undiscounted basis decreased fourth quarter 2017 net income and diluted net income per share by $8.0 million and $0.03 per share, respectively.
Also, on January 30, 2018, the Company provided an irrevocable notice to the holders of the $750.0 million 2020 Notes to call the 2020 Notes and recorded a redemption premium of $9.8 million. As a result, fourth quarter 2017 net income and diluted net income per share decreased by $6.2 million and $0.03 per share, respectively.
In addition, as a result of the enactment of the TCJA on December 22, 2017, fourth quarter 2017 net income and diluted net income per share increased by $583.7 million and $2.45 per share, respectively.

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
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 2, 2019, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of February 2, 2019, the Company’s internal control over financial reporting is effective.
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
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc.’s (the Company) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 27, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree, Inc.’s Proxy Statement relating to our 2019 Annual Meeting (“Proxy Statement”), under the caption “Information Concerning Nominees, Directors and Executive Officers.”
Information set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to director and executive officer compliance with Section 16(a), is incorporated herein by reference.
Information set forth in the Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee” with respect to our audit committee financial expert required by this Item is incorporated herein by reference.
The information concerning our code of ethics required by this Item is incorporated by reference to the Proxy Statement, under the caption “Code of Ethics.”
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
Item 14. Principal Accounting Fees and Services
Information set forth in the Proxy Statement under the caption “Ratification of Appointment of KPMG LLP as Independent Registered Accounting Firm,” is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules

1.	Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8, on page 42 of this Form 10-K.

2.
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The following exhibits, are filed as part of, or incorporated by reference into, this report.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of July 27, 2014, among Family Dollar Stores, Inc., Dollar Tree, Inc. and Dime Merger Sub, Inc.	8-K	2.1	7/29/2014
2.2		Amendment No. 1, dated as of September 4, 2014, to the Agreement and Plan of Merger, dated as of July 27, 2014, among Family Dollar Stores, Inc., Dollar Tree Inc. and Dime Merger Sub, Inc.	8-K	2.1	9/5/2014
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended Bylaws of Dollar Tree, Inc., effective March 5, 2019	8-K	3.1	3/6/2019
4.1		Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1		Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018
4.2.2		First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018
10.1.1	*	2003 Non-Employee Director Stock Option Plan	DEF 14A	C	4/30/2003
10.1.2	*	Second Amendment to the 2003 Non-Employee Director Stock Option Plan	8-K	10.7	3/3/2008
10.1.3	*	Third Amendment to the 2003 Non-Employee Director Stock Option Plan	10-K	10.1	4/1/2008
10.2	*	Form of Consulting Agreement between the Company and certain members of the Board of Directors	8-K	10.1	2/3/2005
10.3	*	Form of Change in Control Retention Agreement, to be executed between the Company and the Chief Executive Officer; Chief Financial Officer; Sr. Vice President, Stores; Chief Merchandising Officer; Chief Logistics Officer; Chief People Officer; and Chief Information Officer	8-K	10.1	3/20/2007
10.4	*	Amended and Restated Severance Agreement, dated March 29, 2007, between the Company and Robert H. Rudman	10-K	10.6	4/4/2007
10.5	*	Amendments to the Company’s Stock Plans	8-K	10.5	1/23/2008
10.6	*	Policy for director compensation (as described in Item 1.01)	8-K	N/A	1/23/2008
10.7	*	Assignment and Assumption Agreement, dated February 27, 2008, between Dollar Tree Stores, Inc. and Dollar Tree, Inc.	8-K	10.5	3/3/2008
10.8.1	*	Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer	8-K	10.1	12/5/2008
10.8.2	*	Amendment to Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer	8-K	10.1	10/11/2011
10.9	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan	10-Q	10.1	5/19/2011
10.10.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.10.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.11	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	6/22/2011
10.12	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.3	6/22/2011
10.13	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.14	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	8-K	10.1	3/21/2012
10.15	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.16	*	Change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer	10-Q	10.2	8/16/2012
10.17	*	Restricted Stock Unit Agreement dated June 13, 2012 between the Company and Bob Sasser, Chief Executive Officer	10-Q	10.3	8/16/2012
10.18	*	Change in Control Retention Agreement between the Company and William A. Old, Jr, Chief Legal Officer	10-Q	10.2	8/22/2013
10.19	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.20	*	Form of Severance Agreement for Executive Vice Presidents, dated as of October 9, 2012, between Family Dollar Stores, Inc. and its officers holding the title of Executive Vice President	8-K	10.1	10/15/2012
10.21	*	Form of Severance Agreement for Senior Vice Presidents between Family Dollar Stores, Inc. and its officers holding the title of Senior Vice President	10-K	10.36	10/19/2012
10.22	*	Restricted Stock Unit Agreement dated March 18, 2016 between the Company and Gary Philbin, President of the combined enterprise	8-K	10.1	3/23/2016
10.23	*	Change in Control Retention Agreement between the Company and Gary Maxwell, Chief Supply Chain Officer	10-Q	10.3	6/9/2016
10.24	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.25	*	Executive Agreement dated December 30, 2016 between the Company and Duncan Mac Naughton, President of Family Dollar Stores, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.55	3/28/2017
10.26	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.27	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
10.28		Credit Agreement, dated as of April 19, 2018, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto	8-K	10.1	4/20/2018
10.29	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/29/2018
10.30	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/29/2018
10.31	*	Amendment to Change in Control Retention Agreement between the Company and Gary Philbin, Chief Executive Officer				X
10.32	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan				X
10.33	*	Form of Performance Stock Unit Agreement under the 2011 Omnibus Incentive Plan				X
10.34	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan				X
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-K for the fiscal year ended February 2, 2019, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements
X

*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	March 27, 2019	By:	/s/ Gary Philbin
Gary Philbin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Philbin
Gary Philbin	Director, President and Chief Executive Officer	March 27, 2019
(principal executive officer)

/s/ Bob Sasser
Bob Sasser	Executive Chairman; Director	March 27, 2019

/s/ Gregory M. Bridgeford
Gregory M. Bridgeford	Lead Independent Director	March 27, 2019

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 27, 2019

/s/ Thomas W. Dickson
Thomas W. Dickson	Director	March 27, 2019

/s/ Conrad M. Hall
Conrad M. Hall	Director	March 27, 2019

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 27, 2019

/s/ Kathleen E. Mallas
Kathleen E. Mallas	Senior Vice President - Principal Accounting Officer	March 27, 2019
(principal accounting officer)

/s/ Jeffrey Naylor
Jeffrey Naylor	Director	March 27, 2019

/s/ Thomas A. Saunders III
Thomas A. Saunders III	Director	March 27, 2019

/s/ Stephanie Stahl
Stephanie Stahl	Director	March 27, 2019

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 27, 2019
(principal financial officer)

/s/ Carrie A. Wheeler
Carrie A. Wheeler	Director	March 27, 2019

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 27, 2019

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 27, 2019