Form 10-Q
period 2019-05-04
DOLLAR TREE INC
filed 2019-05-31
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-25464
DOLLAR TREE, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-2018846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Volvo Parkway, Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

(757) 321-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	DLTR	NASDAQ Global Select Market
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
As of May 28, 2019, there were 237,578,972 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 4, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(in millions, except per share data)	2019	2018
Net sales	$5,808.7	$5,553.7
Cost of sales	4,081.5	3,854.1
Gross profit	1,727.2	1,699.6
Selling, general and administrative expenses	1,341.7	1,262.0
Operating income	385.5	437.6
Interest expense, net	41.4	230.0
Other expense, net	0.2	0.2
Income before income taxes	343.9	207.4
Provision for income taxes	76.0	46.9
Net income	$267.9	$160.5
Basic net income per share	$1.13	$0.68
Diluted net income per share	$1.12	$0.67
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(in millions)	2019	2018
Net income	$267.9	$160.5

Foreign currency translation adjustments	(2.8)	(3.9)

Total comprehensive income	$265.1	$156.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current assets:
Cash and cash equivalents	$725.8	$422.1	$475.2
Merchandise inventories	3,325.5	3,536.0	3,248.2
Other current assets	194.8	335.2	318.6
Total current assets	4,246.1	4,293.3	4,042.0
Property, plant and equipment, net of accumulated depreciation of $3,822.7, $3,690.6 and $3,322.3, respectively	3,525.0	3,445.3	3,249.7
Restricted cash	24.7	24.6	—
Operating lease right-of-use assets	6,111.0	—	—
Goodwill	2,295.9	2,296.6	5,024.2
Favorable lease rights, net of accumulated amortization of $287.8 and $251.0 at February 2, 2019 and May 5, 2018, respectively	—	288.7	354.9
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Other assets	51.6	52.7	56.3
Total assets	$19,354.3	$13,501.2	$15,827.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$750.0	$—	$—
Current portion of operating lease liabilities	1,215.9	—	—
Accounts payable	1,186.5	1,416.4	1,181.5
Income taxes payable	125.2	60.0	81.7
Other current liabilities	701.7	619.3	654.0
Total current liabilities	3,979.3	2,095.7	1,917.2
Long-term debt, net, excluding current portion	3,516.9	4,265.3	5,040.1
Operating lease liabilities, long-term	4,849.5	—	—
Unfavorable lease rights, net of accumulated amortization of $76.9 and $66.5 at February 2, 2019 and May 5, 2018, respectively	—	78.8	94.5
Deferred income taxes, net	954.2	973.2	976.2
Income taxes payable, long-term	35.8	35.4	42.5
Other liabilities	262.7	409.9	400.9
Total liabilities	13,598.4	7,858.3	8,471.4
Commitments and contingencies
Shareholders’ equity	5,755.9	5,642.9	7,355.7
Total liabilities and shareholders’ equity	$19,354.3	$13,501.2	$15,827.1

Common shares outstanding	237.6	238.1	237.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended May 4, 2019
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at February 2, 2019	238.1	$2.4	$2,602.7	$(38.3)	$3,076.1	$5,642.9
Cumulative effect of adopted accounting standards, net	—	—	—	—	(65.3)	(65.3)
Net income	—	—	—	—	267.9	267.9
Total other comprehensive loss	—	—	—	(2.8)	—	(2.8)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	3.1	—	—	3.1
Exercise of stock options	—	—	2.9	—	—	2.9
Stock-based compensation, net	0.4	—	7.2	—	—	7.2
Repurchase of stock	(1.0)	—	(100.0)	—	—	(100.0)
Balance at May 4, 2019	237.6	$2.4	$2,515.9	$(41.1)	$3,278.7	$5,755.9

	13 Weeks Ended May 5, 2018
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at February 3, 2018	237.3	$2.4	$2,545.3	$(32.3)	$4,666.9	$7,182.3
Net income	—	—	—	—	160.5	160.5
Total other comprehensive loss	—	—	—	(3.9)	—	(3.9)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	3.3	—	—	3.3
Exercise of stock options	—	—	1.3	—	—	1.3
Stock-based compensation, net	0.4	—	12.2	—	—	12.2
Balance at May 5, 2018	237.8	$2.4	$2,562.1	$(36.2)	$4,827.4	$7,355.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$267.9	$160.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151.2	151.5
Provision for deferred income taxes	3.0	(9.0)
Amortization of debt discount and debt-issuance costs	1.6	49.7
Other non-cash adjustments to net income	33.4	33.6
Loss on debt extinguishment	—	114.7
Changes in operating assets and liabilities	157.0	(113.4)
Net cash provided by operating activities	614.1	387.6
Cash flows from investing activities:
Capital expenditures	(209.2)	(180.9)
Proceeds from governmental grant	16.5	—
Proceeds from (payments for) fixed asset disposition	0.3	(0.2)
Net cash used in investing activities	(192.4)	(181.1)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	—	4,775.8
Principal payments for long-term debt	—	(5,432.7)
Debt-issuance and debt extinguishment costs	—	(155.3)
Proceeds from revolving credit facility	—	50.0
Repayments of revolving credit facility	—	(50.0)
Proceeds from stock issued pursuant to stock-based compensation plans	5.8	4.6
Cash paid for taxes on exercises/vesting of stock-based compensation	(23.3)	(21.2)
Payments for repurchase of stock	(100.0)	—
Net cash used in financing activities	(117.5)	(828.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	303.8	(622.6)
Cash, cash equivalents and restricted cash at beginning of period	446.7	1,097.8
Cash, cash equivalents and restricted cash at end of period	$750.5	$475.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$6.3	$259.9
Income taxes	$6.4	$6.6
Non-cash transactions:
Accrued capital expenditures	$55.1	$53.5
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019. The results of operations for the 13 weeks ended May 4, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2020.
In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of May 4, 2019 and May 5, 2018 and the results of its operations and cash flows for the periods presented. The February 2, 2019 balance sheet information was derived from the audited consolidated financial statements as of that date.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments, which replaced existing lease accounting guidance in GAAP and requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for all in-scope leases with a term of greater than 12 months and requires disclosure of certain quantitative and qualitative information pertaining to an entity’s leasing arrangements. The Company adopted the standard as of February 3, 2019, using the optional effective date transition method provided by accounting pronouncement, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and recorded a cumulative effect adjustment to beginning retained earnings. The Company’s reporting for the comparative prior periods presented in the condensed consolidated financial statements continues to be in accordance with Accounting Standards Codification (“ASC”) 840, “Leases (Topic 840).” The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, permitted the Company to carry forward the historical lease classification for leases that commenced before the effective date of the new standard. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Adoption of the standard resulted in the recognition of Operating lease right-of-use assets and Operating lease liabilities of $6.2 billion and $6.1 billion, respectively, and a reduction to Retained earnings of $65.3 million, net of tax, as of February 3, 2019. The Operating lease right-of-use assets recorded at transition include the impact of net favorable lease rights of approximately $210.0 million, accrued rent, net of prepaid rent of approximately $108.0 million, lease incentives of approximately $67.0 million and the impairment of right-of-use assets recognized in retained earnings as of February 3, 2019 of approximately $96.0 million. The adoption of the standard did not have a material impact on the Company’s condensed consolidated income statements or condensed consolidated statements of cash flows. Refer to Note 7 for additional information related to the Company’s accounting for leases.
Note 2 - Legal Proceedings
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
Dollar Tree Resolved Matters
In 2015, a former store manager filed a class action in California federal court alleging, among other things, that the Company failed to make wage statements readily available to employees who did not receive paper checks. In 2017, a jury found in favor of the Company. In 2019, the 9th Circuit Court of Appeals affirmed the jury verdict.
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
Family Dollar Resolved Matters
In June 2018, a former store manager filed suit in California state court asserting class and PAGA claims on behalf of himself and a class of current and former employees for alleged off the clock work, alleged failure to receive compliant rest and meal breaks and related claims. In 2019, the case was resolved.
In December 2018, a former assistant store manager filed a PAGA suit in California state court alleging the Company failed to provide rest and meal breaks, failed to pay minimum, regular and overtime wages, failed to maintain accurate records and provide accurate wage statements, failed to timely pay wages due upon termination of employment and failed to reimburse employees for business expenses. In 2019, the case was dismissed without prejudice.
Note 3 - Fair Value Measurements
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

(in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Level 1
Deferred compensation plan assets	$22.2	$21.8	$21.7
Deferred compensation plan assets are held pursuant to deferred compensation plans for certain officers and executives. The deferred compensation plan assets are recorded in "Other assets" within the accompanying unaudited condensed consolidated balance sheets and a corresponding liability is recorded in "Other liabilities" within the accompanying unaudited condensed consolidated balance sheets.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 weeks ended May 4, 2019 and May 5, 2018.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of the Company’s long-term borrowings were as follows:

	May 4, 2019		February 2, 2019		May 5, 2018
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$4,348.9	$4,276.5	$4,198.6	$4,275.5	$4,268.2	$4,272.4
Level 2
Term Loan Facility	—	—	—	—	774.2	779.5
The fair values of the Company’s Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the Company’s Term Loan Facility, which the Company prepaid in full during the fourth quarter of fiscal 2018, was determined using Level 2 inputs as quoted prices are readily available from pricing services, but the prices are not published. The carrying value of the Company’s Revolving Credit Facility approximated its fair value because the interest rates vary with market interest rates.

Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	May 4,	May 5,
(in millions, except per share data)	2019	2018
Basic net income per share:
Net income	$267.9	$160.5
Weighted average number of shares outstanding	238.0	237.5
Basic net income per share	$1.13	$0.68
Diluted net income per share:
Net income	$267.9	$160.5
Weighted average number of shares outstanding	238.0	237.5
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	1.0
Weighted average number of shares and dilutive potential shares outstanding	239.1	238.5
Diluted net income per share	$1.12	$0.67
For the 13 weeks ended May 4, 2019 and May 5, 2018, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 5 - Stock-Based Compensation
For a discussion of the Company’s stock-based compensation plans, refer to “Note 10 - Stock-Based Compensation Plans” of the Company’s Annual Report on Form 10-K for the year ended February 2, 2019. Stock-based compensation expense was $30.5 million and $32.1 million during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.
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
The following table summarizes the status of RSUs as of May 4, 2019 and changes during the 13 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	1,446,100	$86.96
Granted	756,012	102.00
Vested	(621,920)	84.67
Forfeited	(22,700)	91.05
Nonvested at May 4, 2019	1,557,492	$95.83
Note 6 - Segments
The Company operates a chain of more than 15,200 retail discount stores in 48 states and five Canadian provinces. The Company’s operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company’s operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 12 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company’s operations under the “Family Dollar” brand and 11 distribution centers.
The Company measures the results of its segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of the Company’s reporting segments. The Company may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. In the current quarter, the Company identified Corporate and support costs, mainly store support center costs that are considered shared services, and excluded these selling, general and administrative costs from its two reporting business segments. These costs include operating expenses for the Company’s store support centers in Chesapeake, Virginia and Matthews, North Carolina. During fiscal 2019 the Company is consolidating its Matthews, North Carolina store support center with its store support center in Chesapeake, Virginia in its newly-completed office tower in the Summit Pointe development in Chesapeake, Virginia. Amounts for the 13 weeks ended May 5, 2018 have been reclassified to be comparable to the current period presentation.
Information for the Company’s segments, as well as for Corporate and support, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended
	May 4,	May 5,
(in millions)	2019	2018
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$2,959.3	$2,784.5
Family Dollar	2,849.4	2,769.2
Consolidated Net sales	$5,808.7	$5,553.7

Gross profit:
Dollar Tree	$1,021.2	$960.8
Family Dollar	706.0	738.8
Consolidated Gross profit	$1,727.2	$1,699.6

Operating income (loss):
Dollar Tree	$390.9	$372.7
Family Dollar	90.4	143.8
Corporate and support	(95.8)	(78.9)
Consolidated Operating income	385.5	437.6
Interest expense, net	41.4	230.0
Other expense, net	0.2	0.2
Income before income taxes	$343.9	$207.4

	As of
	May 4,	February 2,	May 5,
(in millions)	2019	2019	2018
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$386.9	$376.5	$346.1
Family Dollar	1,909.0	1,920.1	4,678.1
Consolidated Goodwill	$2,295.9	$2,296.6	$5,024.2

Total assets:
Dollar Tree	$6,996.0	$3,992.6	$3,598.9
Family Dollar	12,004.3	9,144.7	11,892.9
Corporate and support	354.0	363.9	335.3
Consolidated Total assets	$19,354.3	$13,501.2	$15,827.1

*Goodwill is reassigned between segments when stores are re-bannered between segments. In the 13 weeks ended May 4, 2019, the Company reassigned $11.1 million of goodwill from Family Dollar to Dollar Tree as a result of re-bannering. There were no stores re-bannered between segments in the 13 weeks ended May 5, 2018.

Note 7 - Leases
The Company’s lease portfolio primarily consists of leases for its retail store locations and it also leases vehicles and trailers, as well as distribution center space and equipment. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the committed lease term at the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on its credit rating and the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes prepaid lease payments and is reduced by lease incentives. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Operating lease right-of-use assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.
Certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. In addition, the Company’s real estate leases generally require payment of real estate taxes, common area maintenance and insurance, which are generally variable and based on actual costs incurred by the lessor. These variable payments are expensed as incurred as variable lease costs. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive financial covenants.
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as trailers, the Company accounts for the lease and non-lease components as a single lease component.

The lease cost for operating leases that was recognized in the accompanying unaudited condensed consolidated income statements for the 13 weeks ended May 4, 2019 was as follows:

(in millions)
Operating lease cost	$381.4
Variable lease cost	85.4
Total lease cost*	$466.8

*Excludes short-term lease cost and sublease income, which are immaterial
As of May 4, 2019, maturities of lease liabilities were as follows:

(in millions)
Remainder of 2019	$969.1
2020	1,315.8
2021	1,127.7
2022	926.3
2023	707.9
Thereafter	2,012.0
Total undiscounted lease payments	7,058.8
Less interest	993.4
Present value of lease liabilities	$6,065.4
The future minimum lease payments above exclude $212.4 million of legally binding minimum lease payments for leases signed but not yet commenced as of May 4, 2019.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of May 4, 2019 is as follows:

Weighted-average remaining lease term (years)	6.7
Weighted-average discount rate	4.3%
The following represents other information pertaining to the Company’s operating lease arrangements for the 13 weeks ended May 4, 2019:

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$367.2
Right-of-use assets obtained in exchange for new operating lease liabilities	215.4

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019 and in accordance with ASC 840, future minimum lease payments under non-cancellable operating leases were as follows as of February 2, 2019:

(in millions)
2019	$1,435.9
2020	1,176.7
2021	1,100.0
2022	899.6
2023	729.1
Thereafter	1,966.3
Total minimum lease payments	$7,307.6
The above future minimum lease payments include amounts for leases that were signed prior to February 2, 2019 for stores that were not open as of February 2, 2019 and exclude contingent rentals that may be paid under certain store leases based on a percentage of sales in excess of stipulated amounts. As of February 2, 2019, future minimum lease payments have not been reduced by expected future minimum sublease rentals of $1.2 million under operating leases.
Note 8 - Shareholders’ Equity
The Company repurchased 960,683 shares of common stock on the open market for approximately $100.0 million during the 13 weeks ended May 4, 2019. As of May 4, 2019, the Company has $900.0 million remaining under Board repurchase authorization.

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

•	the actual and potential effect of Section 301 tariffs on Chinese goods imposed by the United States Trade Representative;

•	the effect of the Family Dollar store support center consolidation, renovation initiative, store closings and other initiatives on Family Dollar’s sales and costs;

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

•	the outcome and costs of pending or potential litigation or governmental investigations;

•	the effect of changes in labor laws, and the effect of the Fair Labor Standards Act as it relates to the qualification of our managers for exempt status, minimum wage and health care law;

•	the average size of our stores to be added in 2019 and beyond;

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
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the year ended February 2, 2019 and in this Quarterly Report on Form 10-Q.

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

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	We could incur losses due to impairment of long-lived assets, goodwill and intangible assets.

•	Our profitability is affected by the mix of products we sell.

•
Litigation may adversely affect our business, financial condition and results of operations. For a discussion of current legal proceedings, see “Note 2 - Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

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

•	The price of our common stock is subject to market and other conditions and may be volatile.

•	Our business or the value of our common stock could be negatively affected as a result of actions by activist shareholders.

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
We do not undertake to publicly update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events, or otherwise.
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
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded or remodeled during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand.

At May 4, 2019, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 13 weeks ended May 4, 2019 and May 5, 2018 is as follows:

	13 Weeks Ended
	May 4, 2019			May 5, 2018
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,001	8,236	15,237	6,650	8,185	14,835
New stores	65	26	91	68	62	130
Re-bannered stores	45	(84)	(39)	—	(3)	(3)
Closings	(9)	(16)	(25)	(2)	(3)	(5)
Ending	7,102	8,162	15,264	6,716	8,241	14,957
Relocations	6	5	11	24	2	26

Selling Square Feet (in millions):
Beginning	60.3	59.8	120.1	57.3	59.3	116.6
New stores	0.6	0.2	0.8	0.5	0.5	1.0
Re-bannered stores	0.4	(0.7)	(0.3)	—	—	—
Closings	(0.1)	(0.1)	(0.2)	—	(0.1)	(0.1)
Relocations	—	—	—	0.1	—	0.1
Ending	61.2	59.2	120.4	57.9	59.7	117.6
Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened during the 13 weeks ended May 4, 2019 was approximately 8,410 selling square feet for the Dollar Tree segment and 7,740 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
For the 13 weeks ended May 4, 2019, comparable store net sales increased 2.2% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store net sales in Canada using the prior year first quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of Canadian currency fluctuations, comparable store net sales increased the same 2.2% due to increases in average ticket and customer count. On a constant currency basis, comparable store net sales increased 2.5% in the Dollar Tree segment and increased 1.9% in the Family Dollar segment for the 13 weeks ended May 4, 2019. Including the impact of currency, comparable store net sales in the Dollar Tree segment increased 2.4%. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in the first quarter of 2019 and as of May 4, 2019, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 5,765 stores compared to approximately 5,310 stores at May 5, 2018. Over the past year, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of May 4, 2019, we have this layout in approximately 1,300 Dollar Tree stores and we plan to end the year with approximately 2,000 Snack Zone stores. We believe these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
As announced in March 2019, we are currently executing a store optimization program for our Family Dollar stores to improve performance. This program consists of the following:

•
A roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. We tested the H2 model in 2018 on a limited basis with positive results. This H2 model has significantly improved merchandise offerings, including Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 has increased traffic and provided an average comparable store net sales lift in excess of 10% over control stores. H2 performs well in a variety of locations, and especially in locations where Family Dollar has been most challenged in the past. We started 2019 with approximately 200 H2 stores and as of May 4, 2019, we have approximately 550 H2 stores. Our plan continues to be to renovate at least 1,000 stores to this model in 2019 and expect an accelerated renovation schedule in future years.

•
We plan to close under-performing stores. The normal cadence of Family Dollar closings on an annual basis is approximately 75 stores. In 2019 we will accelerate the pace of closings to as many as 390 stores and have closed 16 stores as of May 4, 2019. We expect to incur approximately $28.0 million in store closure costs, which does not include the accrual of other lease obligations and related costs which are estimated to total $30.0 million in the second quarter of 2019. As of May 4, 2019, we have incurred approximately $7.5 million in store closure costs.

•	We plan to re-banner approximately 200 Family Dollar stores to the Dollar Tree brand in 2019. We re-bannered 45 stores to the Dollar Tree brand in the 13 weeks ended May 4, 2019.

•
Additionally, we plan to install adult beverage product in approximately 1,000 stores and expand freezers and coolers in approximately 400 stores in 2019. We installed adult beverage product in approximately 45 stores and expanded freezers and coolers in approximately 55 stores in the 13 weeks ended May 4, 2019.

In fiscal 2019, in addition to the approximately $28.0 million in store closure costs, we estimate that we will incur approximately $30.0 million of incremental initiative costs based on project count and velocity. In the 13 weeks ended May 4, 2019, we incurred approximately $13.0 million of incremental initiative costs.
On September 18, 2018, we announced that as part of our continuing integration of Family Dollar’s organization and support functions, we plan to consolidate our store support centers in Matthews, North Carolina and Chesapeake, Virginia to our office tower in the Summit Pointe development in Chesapeake, Virginia. Approximately 30 percent of the Matthews associates, including more than 50 percent of the officers and directors, invited to move to Chesapeake have agreed to do so. We are currently hiring to replace the associates who are not moving. We expect the consolidation to be completed by the fall of 2019 and we expect to incur pre-tax expense of approximately $37.0 million in 2019 in connection with these plans, of which approximately $7.6 million was incurred in the first quarter of 2019.
Additionally, the following items have already impacted or could impact our business or results of operations during 2019 or in the future:

•
The Office of the United States Trade Representative (USTR) previously imposed tariffs under Section 301 against Chinese goods described on Lists 1, 2, and 3 with an annual trade value of $250 billion. The tariff rate on $200 billion of those goods under List 3 increased from 10 percent to 25 percent on May 10, 2019. When the tariffs were implemented, approximately nine percent of our products, measured by sales volume, were on Lists 1, 2, and 3. To mitigate the potential adverse effect of the tariffs, we negotiated price concessions from vendors on certain products, canceled orders, changed product sizes and specifications, changed our product mix and changed vendors. As a result of our mitigation efforts, we believe that we have reduced most of the potential adverse effects of the tariffs under Lists 1, 2, and 3 on the Dollar Tree and Family Dollar segments in 2019.

•
On May 13, 2019, President Trump instructed the USTR to begin a process to impose up to a 25 percent tariff on substantially all Chinese goods that had not previously been subject to a tariff under Section 301. These goods are described on List 4 and have an annual trade value of approximately $300 billion. President Trump subsequently stated that a final decision to implement this latest round of tariffs has not been made. It is not known when, or if, the List 4 tariffs will be implemented, but we estimate that List 4 tariffs could be implemented as soon as July 2019. The potential tariffs imposed on the Company under List 4 would be much greater than the potential tariffs under Lists 1, 2, and 3. We can give no assurances as to the final scope, duration, or impact of any existing or future tariffs. The List 4 tariffs could have a material adverse effect on our business and results of operations if we do not mitigate their impact.

•
We have experienced disruptions and higher than anticipated freight costs primarily due to the truck driver shortage in the United States. We expect that this will result in higher costs in future periods as merchandise is sold and could result in lower sales if product is not received in our stores on a timely basis.

•	We anticipate higher import freight costs beginning in the third quarter of 2019 based on our April rate negotiations.

Results of Operations
13 weeks ended May 4, 2019 compared to the 13 weeks ended May 5, 2018
Net Sales. Net sales increased $255.0 million, or 4.6%, compared with last year’s first quarter, resulting from sales of $135.4 million in new Dollar Tree and Family Dollar stores and increases in comparable store net sales in the Dollar Tree and Family Dollar segments. Comparable store net sales increased 2.2% on a constant currency basis as a result of a 1.9% increase in average ticket and a 0.3% increase in customer count. On a constant currency basis, comparable store net sales increased 2.5% in the Dollar Tree segment and increased 1.9% in the Family Dollar segment for the 13 weeks ended May 4, 2019. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $27.6 million or 1.6%, to $1,727.2 million in the first quarter of 2019 compared to $1,699.6 million in the first quarter of 2018. Gross profit margin decreased to 29.7% in the current quarter from 30.6% in the same quarter last year. Our gross profit margin decrease was the result of the following:

•
Merchandise cost, including freight, increased approximately 40 basis points resulting from higher domestic freight costs and increased sales of higher cost consumable merchandise in the Family Dollar segment, partially offset by improved mark-on.

•	Shrink costs increased approximately 15 basis points due to unfavorable inventory results in the Family Dollar segment in the current quarter.

•	Distribution costs increased approximately 20 basis points resulting primarily from higher distribution center payroll and temporary help costs.

•	Occupancy costs increased approximately 10 basis points resulting from the accelerated amortization of the right-of-use assets for Family Dollar stores we plan to close during 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,341.7 million in the first quarter of 2019 from $1,262.0 million in the same quarter last year, an increase of $79.7 million or 6.3%. As a percentage of net sales, selling, general and administrative expenses increased to 23.1% in the first quarter of 2019 from 22.7% in the same quarter last year. The increase in selling, general and administrative expenses was a result of the net of the following:

•
Operating and corporate expenses increased approximately 25 basis points resulting from increased costs related to the consolidation of our store support centers and higher legal fees due to shareholder activism in the current year quarter.

•	Payroll expenses increased approximately 20 basis points primarily due to average hourly rate increases and additional hours to support store-level initiatives.

•	Depreciation and amortization costs decreased approximately 10 basis points as a result of assets becoming fully depreciated on the Family Dollar segment.
Operating Income. Operating income for the current quarter decreased to $385.5 million compared with $437.6 million in the same period last year and operating income margin decreased to 6.6% in the current quarter from 7.9% in last year’s first quarter.
Interest expense, net. Interest expense, net was $41.4 million in the first quarter of 2019 compared to $230.0 million in the prior year quarter. The decrease is due to the first quarter of 2018 including prepayment premiums totaling $114.3 million and the acceleration of the expensing of $41.2 million of amortizable non-cash deferred financing costs related to the debt refinancing. In addition, our debt refinancing in the first quarter of 2018 resulted in lower interest rates and the prepayment of the $782.0 million Term Loan Facility in the fourth quarter of 2018 resulted in our having less debt outstanding.
Income Taxes. Our effective tax rate for the 13 weeks ended May 4, 2019 was 22.1% compared to 22.6% for the 13 weeks ended May 5, 2018.
Segment Information
We operate a chain of more than 15,200 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 12 distribution centers in the United States and two distribution centers in Canada. As a result, we report comparable store net sales on a constant currency basis.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and 11 distribution centers.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments.We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. In the current quarter, we identified Corporate and support costs, mainly store support center costs that are considered shared services, and excluded these selling, general and administrative costs from our two reporting business segments. These costs include operating expenses for our store support centers in Chesapeake, Virginia and Matthews, North Carolina. During fiscal 2019 we are consolidating our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia in our newly-completed office tower in the Summit Pointe development in Chesapeake, Virginia. Amounts for the 13 weeks ended May 5, 2018 have been reclassified to be comparable to the current period presentation.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
	May 4, 2019		May 5, 2018
(in millions)	$	% of Net Sales	$	% of Net Sales
Net sales	$2,959.3		$2,784.5
Gross profit	1,021.2	34.5%	960.8	34.5%
Operating income	390.9	13.2%	372.7	13.4%
Net sales for the Dollar Tree segment increased 6.3% for the 13 weeks ended May 4, 2019 compared to the same period last year due to sales from new stores of $105.6 million and a comparable store net sales increase of 2.5% on a constant currency basis resulting from increases in customer count and average ticket of 1.4% and 1.1%, respectively.
Gross profit margin for the Dollar Tree segment was 34.5% for the 13 weeks ended May 4, 2019 and May 5, 2018. The changes in gross margin were as follows:

•	Shrink decreased approximately 10 basis points resulting from an increase to the shrink accrual in the prior year based on inventory results.

•	Distribution costs increased approximately 10 basis points resulting from higher distribution depreciation and payroll costs.

•
Merchandise cost, including freight, increased approximately 5 basis points as higher domestic freight costs and increased sales of higher cost consumable merchandise were partially offset by improved initial mark-on.

Operating income margin for the Dollar Tree segment decreased to 13.2% for the 13 weeks ended May 4, 2019 as compared to 13.4% for the same period last year. The decrease in operating income margin in the 13 weeks ended May 4, 2019 was the result of increased selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses increased to 21.3% as a percentage of net sales in the 13 weeks ended May 4, 2019 compared to 21.1% for the same period last year, primarily as a result of increased store hourly payroll costs due to:
•Average hourly rate increases and additional hours to support store-level initiatives.
•Higher incentive compensation resulting from prior year adjustments due to performance being lower than target.
•Partially offset by lower retirement plan expense.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended
	May 4, 2019		May 5, 2018
(in millions)	$	% of Net Sales	$	% of Net Sales
Net sales	$2,849.4		$2,769.2
Gross profit	706.0	24.8%	738.8	26.7%
Operating income	90.4	3.2%	143.8	5.2%
Net sales for the Family Dollar segment increased $80.2 million or 2.9% for the 13 weeks ended May 4, 2019 compared to the same period last year due to a comparable store net sales increase of 1.9% for the quarter, with a 3.0% increase in average ticket being partially offset by a 1.1% decrease in customer count, and sales from new stores of $29.8 million.
Gross profit for the Family Dollar segment decreased $32.8 million or 4.4% for the 13 weeks ended May 4, 2019 compared to the same period last year. The gross profit margin for Family Dollar decreased to 24.8% for the 13 weeks ended May 4, 2019 compared to 26.7% for the same period in the prior year. The decrease is due to the following:

•	Merchandise cost, including freight, increased approximately 90 basis points, primarily due to increased sales of higher cost consumable merchandise and higher domestic freight costs.

•	Shrink costs increased approximately 50 basis points resulting from unfavorable physical inventory results in the current year and an increase in the shrink accrual rate.

•	Distribution costs increased approximately 35 basis points resulting primarily from higher merchandising and distribution payroll-related costs.

•	Occupancy costs increased approximately 20 basis points resulting from the accelerated amortization of the right-of-use assets for Family Dollar stores we plan to close during 2019.
Operating income margin for the Family Dollar segment decreased to 3.2% for the 13 weeks ended May 4, 2019 as compared to 5.2% for the same period last year resulting from the gross margin decrease noted above and an increase in selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses were 21.6% as a percentage of net sales in the 13 weeks ended May 4, 2019 compared to 21.5% for the same period last year. The current quarter increase in selling, general and administrative expenses as a percentage of net sales was due to the net of the following:

•
Payroll expenses increased approximately 25 basis points primarily due to increased store hourly payroll expenses as a result of average hourly rate increases and additional hours to support store-level initiatives.

•	Store operating costs increased approximately 10 basis points due primarily to higher repairs and maintenance costs in the current quarter.

•	Depreciation and amortization expense decreased approximately 25 basis points as a result of certain assets that were revalued upon the 2015 acquisition becoming fully depreciated and/or amortized.
Liquidity and Capital Resources
Our business requires capital to build and open new stores, expand our distribution network and operate, expand and renovate our existing stores. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and have funded our store opening and distribution network expansion programs from internally generated funds and borrowings under our credit facilities.

The following table compares cash-flow related information for the 13 weeks ended May 4, 2019 and May 5, 2018:

	13 Weeks Ended
	May 4,	May 5,
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$614.1	$387.6
Investing activities	(192.4)	(181.1)
Financing activities	(117.5)	(828.8)
Net cash provided by operating activities increased $226.5 million primarily as a result of lower cash payments for inventory and higher accrued liability balances, partially offset by decreased trade payables.
Net cash used in investing activities increased $11.3 million primarily due to increased capital expenditures related to the Family Dollar segment store optimization program, including H2 renovations.
Net cash used in financing activities decreased $711.3 million compared with the prior year, primarily due to our debt refinancing in 2018, which resulted in debt payments exceeding the proceeds from long-term debt by $656.9 million and the payment of $155.3 million of debt-issuance and extinguishment costs.
At May 4, 2019, our long-term borrowings were $4.3 billion and we had $1.1 billion available under our revolving credit facility. We also have $355.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $202.7 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 4, 2019.
We repurchased 960,683 shares of common stock on the open market for approximately $100.0 million during the 13 weeks ended May 4, 2019. There were no shares repurchased on the open market during the 13 weeks ended May 5, 2018. As of May 4, 2019, we had $900.0 million remaining under Board repurchase authorization.
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
Interest Rate Risk
At May 4, 2019, our variable rate debt consists of our $750.0 million Senior Floating Rate Notes due 2020 (the “Floating Rate Notes”), which represents approximately 17% of our total debt. Borrowings under the Floating Rate Notes bear interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. A 1.0% increase in LIBOR would result in an annual increase in interest expense related to our Floating Rate Notes of $7.5 million.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 4, 2019, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
As of February 3, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842).” We implemented lease accounting software to facilitate the calculations of the accounting entries and disclosures in accordance with the standard and implemented new processes and internal controls related to the recognition, measurement and disclosure of our leases under the standard. There have been no other changes in our internal control over financial reporting during the fiscal quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state employment-related class and collective actions and litigation concerning injury from products. For a discussion of these proceedings, please refer to “Note 2 - Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.
We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved. Based on the information available, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, we are unable to express an opinion as to the outcome of those matters which are not settled and cannot estimate a potential range of loss except as specified in Note 2. When a range is expressed, we are currently unable to determine the probability of loss within that range.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019, other than as set forth in the discussion of risk factors in the “A Warning About Forward-Looking Statements” section and in the discussion of tariffs in the “Overview” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the first quarter of 2019:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
February 3 - March 2, 2019	—	$—	—	$1,000.0
March 3 - April 6, 2019	389,853	104.92	389,853	959.1
April 7 - May 4, 2019	570,830	103.52	570,830	900.0
Total	960,683	$104.09	960,683	$900.0
As of May 4, 2019, we had approximately $900.0 million remaining under Board repurchase authorization.
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
101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended May 4, 2019, formatted in XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	May 31, 2019	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)