Form 10-Q
period 2019-11-02
DOLLAR TREE, INC.
filed 2019-11-26
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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
As of November 22, 2019, there were 236,662,306 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$5,746.2	$5,538.8	$17,295.5	$16,618.1
Cost of sales	4,041.7	3,866.9	12,215.3	11,582.7
Gross profit	1,704.5	1,671.9	5,080.2	5,035.4
Selling, general and administrative expenses	1,346.1	1,284.1	4,067.4	3,827.5
Operating income	358.4	387.8	1,012.8	1,207.9
Interest expense, net	41.4	47.6	122.9	323.7
Other expense (income), net	0.1	0.2	0.7	(0.9)
Income before income taxes	316.9	340.0	889.2	885.1
Provision for income taxes	61.1	58.2	185.2	168.9
Net income	$255.8	$281.8	$704.0	$716.2
Basic net income per share	$1.08	$1.18	$2.97	$3.01
Diluted net income per share	$1.08	$1.18	$2.95	$3.00
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(in millions)	2019	2018	2019	2018
Net income	$255.8	$281.8	$704.0	$716.2

Foreign currency translation adjustments	0.4	(0.7)	(0.9)	(5.9)

Total comprehensive income	$256.2	$281.1	$703.1	$710.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$433.7	$422.1	$708.3
Merchandise inventories	3,882.9	3,536.0	3,715.6
Other current assets	255.7	335.2	325.6
Total current assets	4,572.3	4,293.3	4,749.5
Property, plant and equipment, net of accumulated depreciation of $4,056.6, $3,690.6 and $3,571.8, respectively	3,810.7	3,445.3	3,406.2
Restricted cash	46.6	24.6	—
Operating lease right-of-use assets	5,864.6	—	—
Goodwill	2,296.5	2,296.6	5,023.6
Favorable lease rights, net of accumulated amortization of $287.8 and $290.6 at February 2, 2019 and November 3, 2018, respectively	—	288.7	314.6
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Other assets	51.4	52.7	55.4
Total assets	$19,742.1	$13,501.2	$16,649.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$750.0	$—	$—
Current portion of operating lease liabilities	1,202.6	—	—
Accounts payable	1,473.1	1,416.4	1,365.1
Income taxes payable	—	60.0	0.7
Other current liabilities	754.0	619.3	769.9
Total current liabilities	4,179.7	2,095.7	2,135.7
Long-term debt, net, excluding current portion	3,520.2	4,265.3	5,043.8
Operating lease liabilities, long-term	4,636.0	—	—
Unfavorable lease rights, net of accumulated amortization of $76.9 and $77.0 at February 2, 2019 and November 3, 2018, respectively	—	78.8	84.0
Deferred income taxes, net	1,001.5	973.2	999.2
Income taxes payable, long-term	29.7	35.4	33.0
Other liabilities	253.7	409.9	410.5
Total liabilities	13,620.8	7,858.3	8,706.2
Commitments and contingencies
Shareholders’ equity	6,121.3	5,642.9	7,943.1
Total liabilities and shareholders’ equity	$19,742.1	$13,501.2	$16,649.3

Common shares outstanding	236.7	238.1	238.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended November 2, 2019
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at August 3, 2019	236.8	$2.4	$2,443.9	$(39.6)	$3,459.0	$5,865.7
Net income	—	—	—	—	255.8	255.8
Total other comprehensive income	—	—	—	0.4	—	0.4
Issuance of stock under Employee Stock Purchase Plan	—	—	2.3	—	—	2.3
Exercise of stock options	—	—	0.8	—	—	0.8
Stock-based compensation, net	—	—	7.9	—	—	7.9
Repurchase of stock	(0.1)	—	(11.6)	—	—	(11.6)
Balance at November 2, 2019	236.7	$2.4	$2,443.3	$(39.2)	$3,714.8	$6,121.3

	39 Weeks Ended November 2, 2019
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at February 2, 2019	238.1	$2.4	$2,602.7	$(38.3)	$3,076.1	$5,642.9
Cumulative effect of adopted accounting standards, net	—	—	—	—	(65.3)	(65.3)
Net income	—	—	—	—	704.0	704.0
Total other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	7.5	—	—	7.5
Exercise of stock options	—	—	4.9	—	—	4.9
Stock-based compensation, net	0.4	—	28.2	—	—	28.2
Repurchase of stock	(1.9)	—	(200.0)	—	—	(200.0)
Balance at November 2, 2019	236.7	$2.4	$2,443.3	$(39.2)	$3,714.8	$6,121.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont.)
(Unaudited)

	13 Weeks Ended November 3, 2018
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at August 4, 2018	237.9	$2.4	$2,581.3	$(37.5)	$5,101.3	$7,647.5
Net income	—	—	—	—	281.8	281.8
Total other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	2.1	—	—	2.1
Exercise of stock options	—	—	1.9	—	—	1.9
Stock-based compensation, net	—	—	10.5	—	—	10.5
Balance at November 3, 2018	238.0	$2.4	$2,595.8	$(38.2)	$5,383.1	$7,943.1

	39 Weeks Ended November 3, 2018
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at February 3, 2018	237.3	$2.4	$2,545.3	$(32.3)	$4,666.9	$7,182.3
Net income	—	—	—	—	716.2	716.2
Total other comprehensive loss	—	—	—	(5.9)	—	(5.9)
Issuance of stock under Employee Stock Purchase Plan	0.2	—	8.0	—	—	8.0
Exercise of stock options	0.1	—	6.2	—	—	6.2
Stock-based compensation, net	0.4	—	36.3	—	—	36.3
Balance at November 3, 2018	238.0	$2.4	$2,595.8	$(38.2)	$5,383.1	$7,943.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	November 2,	November 3,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$704.0	$716.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	466.3	454.4
Provision for deferred income taxes	50.3	13.8
Amortization of debt discount and debt-issuance costs	4.9	53.7
Other non-cash adjustments to net income	76.7	63.3
Loss on debt extinguishment	—	114.7
Changes in operating assets and liabilities	(287.7)	(365.2)
Net cash provided by operating activities	1,014.5	1,050.9
Cash flows from investing activities:
Capital expenditures	(782.3)	(622.7)
Proceeds from governmental grant	16.5	—
Proceeds from (payments for) fixed asset disposition	(2.9)	3.3
Net cash used in investing activities	(768.7)	(619.4)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	—	4,775.8
Principal payments for long-term debt	—	(5,432.7)
Debt-issuance and debt extinguishment costs	—	(155.3)
Proceeds from revolving credit facility	—	50.0
Repayments of revolving credit facility	—	(50.0)
Proceeds from stock issued pursuant to stock-based compensation plans	12.3	14.2
Cash paid for taxes on exercises/vesting of stock-based compensation	(24.3)	(22.6)
Payments for repurchase of stock	(200.0)	—
Net cash used in financing activities	(212.0)	(820.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	33.6	(389.5)
Cash, cash equivalents and restricted cash at beginning of period	446.7	1,097.8
Cash, cash equivalents and restricted cash at end of period	$480.3	$708.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$89.7	$289.3
Income taxes	$248.9	$197.9
Non-cash transactions:
Accrued capital expenditures	$73.8	$51.2
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Dollar Tree, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019. The results of operations for the 13 and 39 weeks ended November 2, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2020.
In the Company’s opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of its financial position as of November 2, 2019 and November 3, 2018 and the results of its operations and cash flows for the periods presented. The February 2, 2019 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
Note 2 - Legal Proceedings
The Company is a defendant in legal proceedings including a Food and Drug Administration (“FDA”) proceeding and the class, collective, representative and large cases described below as well as several thousand allegedly individual claims in arbitration. The arbitrations include more than 2,100 wage and hour claims recently filed by one law firm. The law firm also alleges they have more than 4,200 additional claims to be filed in the future. The Company will vigorously defend itself in all matters referred to in this Note 2. The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these matters will not have a material effect on its results of operations for the quarter or year in which they are resolved.
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
Dollar Tree Active Matters
The FDA has recently alleged that the Company improperly sold certain topically applied, over the counter (“OTC”) products manufactured by certain Chinese factories that were on an import “alert” restriction issued by the FDA. The Company is in the process of responding to the FDA and proposing enhanced procedures and processes for any OTC products it imports from China.
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. The employee filed an amended complaint in which he abandoned his attempt to certify a nation-wide class of non-exempt distribution center employees for alleged improper calculation of overtime compensation. The Company removed this lawsuit to federal court. The court certified the case as a state-wide class action as to those employees who began working for the Company prior to October 6, 2014.
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
Dollar Tree Resolved Matters
In 2015, a former store manager filed a class action in California federal court alleging, among other things, that the Company failed to make wage statements readily available to employees who did not receive paper checks. In 2017, a jury found in favor of the Company. In 2019, the 9th Circuit Court of Appeals affirmed the jury verdict. In July 2019, the plaintiff filed a petition with the Supreme Court of the United States seeking a review of the decision. The Supreme Court denied the petition.
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
Family Dollar Resolved Matters
In January 2018, a former store manager and a former assistant store manager filed suit in California state court asserting class claims on behalf of themselves and their respective classes seeking to recover for working off the clock, noncompliant rest and meal periods and related claims. The plaintiffs have since amended their complaint, abandoned their class and PAGA claims and are instead proceeding with their individual claims only.
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

(in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Level 1
Deferred compensation plan assets	$21.8	$21.8	$21.8

Deferred compensation plan assets are held pursuant to deferred compensation plans for certain officers and executives. The deferred compensation plan assets are recorded in "Other assets" within the accompanying unaudited condensed consolidated balance sheets and a corresponding liability is recorded in "Other liabilities" within the accompanying unaudited condensed consolidated balance sheets.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company did not record any significant impairment charges during the 13 or 39 weeks ended November 2, 2019 and November 3, 2018.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of the Company’s long-term borrowings were as follows:

	November 2, 2019		February 2, 2019		November 3, 2018
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$4,530.3	$4,278.6	$4,198.6	$4,275.5	$4,158.7	$4,274.4
Level 2
Term Loan Facility	—	—	—	—	774.2	780.2

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

Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(in millions, except per share data)	2019	2018	2019	2018
Basic net income per share:
Net income	$255.8	$281.8	$704.0	$716.2
Weighted average number of shares outstanding	236.7	237.9	237.4	237.8
Basic net income per share	$1.08	$1.18	$2.97	$3.01
Diluted net income per share:
Net income	$255.8	$281.8	$704.0	$716.2
Weighted average number of shares outstanding	236.7	237.9	237.4	237.8
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.8	0.8	0.9	0.8
Weighted average number of shares and dilutive potential shares outstanding	237.5	238.7	238.3	238.6
Diluted net income per share	$1.08	$1.18	$2.95	$3.00

For the 13 and 39 weeks ended November 2, 2019 and November 3, 2018, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 5 - Stock-Based Compensation
For a discussion of the Company’s stock-based compensation plans, refer to “Note 10 - Stock-Based Compensation Plans” of the Company’s Annual Report on Form 10-K for the year ended February 2, 2019. Stock-based compensation expense was $52.5 million and $60.2 million during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively.
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
The following table summarizes the status of RSUs as of November 2, 2019 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	1,446,100	$86.96
Granted	768,014	103.69
Vested	(653,251)	84.79
Forfeited	(117,445)	94.77
Nonvested at November 2, 2019	1,443,418	$96.04

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

The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes the Company’s operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 13 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of the Company’s operations under the “Family Dollar” brand and 11 distribution centers.
The Company measures the results of its segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of the Company’s reporting segments. The Company may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. In the current year, the Company identified Corporate and support costs, mainly store support center costs that are considered shared services, and excluded these selling, general and administrative costs from its two reporting business segments. These costs include operating expenses for the Company’s store support centers in Chesapeake, Virginia and Matthews, North Carolina. During fiscal 2019 the Company consolidated its Matthews, North Carolina store support center with its store support center in Chesapeake, Virginia. The Company continues to own its facility in Matthews, North Carolina. Amounts for the 13 and 39 weeks ended November 3, 2018 have been reclassified to be comparable to the current year presentation.
Information for the Company’s segments, as well as for Corporate and support, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
(in millions)	2019	2018	2019	2018
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,074.3	$2,853.8	$8,991.4	$8,407.0
Family Dollar	2,671.9	2,685.0	8,304.1	8,211.1
Consolidated Net sales	$5,746.2	$5,538.8	$17,295.5	$16,618.1

Gross profit:
Dollar Tree	$1,050.5	$993.7	$3,070.8	$2,909.8
Family Dollar	654.0	678.2	2,009.4	2,125.6
Consolidated Gross profit	$1,704.5	$1,671.9	$5,080.2	$5,035.4

Operating income (loss):
Dollar Tree	$371.7	$366.4	$1,096.7	$1,069.9
Family Dollar	53.8	83.7	159.5	341.2
Corporate and support	(67.1)	(62.3)	(243.4)	(203.2)
Consolidated Operating income	358.4	387.8	1,012.8	1,207.9
Interest expense, net	41.4	47.6	122.9	323.7
Other expense (income), net	0.1	0.2	0.7	(0.9)
Income before income taxes	$316.9	$340.0	$889.2	$885.1

	As of
	November 2,	February 2,	November 3,
(in millions)	2019	2019	2018
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$421.6	$376.5	$373.5
Family Dollar	1,874.9	1,920.1	4,650.1
Consolidated Goodwill	$2,296.5	$2,296.6	$5,023.6

Total assets:
Dollar Tree	$7,531.0	$3,992.6	$4,320.9
Family Dollar	11,858.3	9,144.7	11,955.3
Corporate and support	352.8	363.9	373.1
Consolidated Total assets	$19,742.1	$13,501.2	$16,649.3

*Goodwill is reassigned between segments when stores are re-bannered between segments. In the 39 weeks ended November 2, 2019 and November 3, 2018, the Company reassigned $45.2 million and $28.0 million, respectively, of goodwill from Family Dollar to Dollar Tree as a result of re-bannering.
Note 7 - Leases
The Company’s lease portfolio primarily consists of leases for its retail store locations and it also leases vehicles and trailers, as well as distribution center space and equipment. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the committed lease term at the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of future lease payments. Inputs to the calculation of the Company’s incremental borrowing rate include the valuations and yields of its outstanding senior notes and their credit spread over comparable U.S. Treasury rates, adjusted to a collateralized basis by estimating the credit spread improvement that would result from an upgrade of one ratings classification. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The operating lease right-of-use asset is reduced by lease incentives, which has the effect of lowering the operating lease expense. Operating lease right-of-use assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.
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

The lease cost for operating leases that was recognized in the accompanying unaudited condensed consolidated income statements was as follows:

	13 Weeks Ended	39 Weeks Ended
(in millions)	November 2, 2019	November 2, 2019
Operating lease cost	$378.2	$1,139.8
Variable lease cost	94.7	272.2
Total lease cost*	$472.9	$1,412.0

*Excludes short-term lease cost and sublease income, which are immaterial

As of November 2, 2019, maturities of lease liabilities were as follows:

(in millions)
Remainder of 2019	$249.0
2020	1,376.2
2021	1,190.9
2022	990.6
2023	771.9
Thereafter	2,215.4
Total undiscounted lease payments	6,794.0
Less interest	955.4
Present value of lease liabilities	$5,838.6

The future minimum lease payments above exclude $260.9 million of legally binding minimum lease payments for leases signed but not yet commenced as of November 2, 2019.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of November 2, 2019 is as follows:

Weighted-average remaining lease term (years)	6.5
Weighted-average discount rate	4.4%

The following represents supplemental information pertaining to the Company’s operating lease arrangements for the 13 and 39 weeks ended November 2, 2019:

	13 Weeks Ended	39 Weeks Ended
(in millions)	November 2, 2019	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$367.5	$1,099.1
Right-of-use assets obtained in exchange for new operating lease liabilities	163.9	593.2

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
Note 8 - Shareholders’ Equity
The Company repurchased 125,048 and 1,967,355 shares of common stock on the open market for approximately $11.6 million and $200.0 million during the 13 and 39 weeks ended November 2, 2019, respectively. As of November 2, 2019, the Company has $800.0 million remaining under Board repurchase authorization.

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
A Warning About Forward-Looking Statements: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

•
the potential effect of general business or economic conditions (including inflation) on our costs and profitability, including the potential effect of future changes in prevailing wage rates and overtime regulations and our plans to address these changes, shipping rates, freight and other distribution costs (including the effects of potential increases in import freight costs due to low sulphur fuel requirements for ships which become effective in January 2020), fuel costs and wage and benefit costs, consumer spending levels, and population, employment and job growth and/or losses in our markets;

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

•
our anticipated sales, comparable store net sales, net sales growth, gross profit margin, costs of goods sold (including product mix), earnings and earnings growth, inventory levels, selling, general and administrative and other fixed costs, and our ability to leverage those costs;

•
the expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations (including the recent arbitrations involving thousands of claims filed by one law firm), other legal proceedings or governmental investigations (including the recent allegation by the Food and Drug Administration);

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

•
Our profitability is vulnerable to cost increases, including changes in the sales mix of lower margin products. Our cost of goods sold has increased because of a variety of factors such as higher freight and distribution costs (including those due to inefficiencies or disruptions), higher sales mix of lower margin products and higher shrink. Higher costs (including those due to a change in sales mix) have adversely affected our profitability and could continue to do so in the future.

•
Risks associated with our domestic and foreign suppliers, including, among others, the protests in Hong Kong (which is a principal site of our buying trips), increased taxes, duties, tariffs or other restrictions on trade (including Section 301 tariffs imposed by the United States Trade Representative on imported Chinese goods), including our ability to mitigate Section 301 tariffs, could adversely affect our profitability.

•
Integrating Family Dollar’s operations with ours may be more difficult, costly or time consuming than expected. We did not retain all associates in connection with the consolidation of the Family Dollar store support center to Virginia. It will take our new personnel some time to gain the experience of their predecessors.

•
Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel. This is more difficult in an economic environment of low unemployment and higher wages.

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

•
Litigation, arbitrations and other legal proceedings may adversely affect our business, financial condition and results of operations. For a discussion of current legal proceedings, see “Note 2 - Legal Proceedings,” included in “Part I. Financial Information, Item 1. Financial Statements” of this Form 10-Q.

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

At November 2, 2019, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 39 weeks ended November 2, 2019 and November 3, 2018 is as follows:

	39 Weeks Ended
	November 2, 2019			November 3, 2018
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,001	8,236	15,237	6,650	8,185	14,835
New stores	286	120	406	237	166	403
Re-bannered stores	190	(199)	(9)	47	(49)	(2)
Closings	(30)	(342)	(372)	(11)	(38)	(49)
Ending	7,447	7,815	15,262	6,923	8,264	15,187
Relocations	35	10	45	44	9	53

Selling Square Feet (in millions):
Beginning	60.3	59.8	120.1	57.3	59.3	116.6
New stores	2.5	0.9	3.4	2.0	1.2	3.2
Re-bannered stores	1.4	(1.4)	—	0.3	(0.3)	—
Closings	(0.2)	(2.4)	(2.6)	(0.1)	(0.3)	(0.4)
Relocations	0.1	—	0.1	0.1	—	0.1
Ending	64.1	56.9	121.0	59.6	59.9	119.5
Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened during the 39 weeks ended November 2, 2019 was approximately 8,570 selling square feet for the Dollar Tree segment and 7,710 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
For the 13 weeks ended November 2, 2019, comparable store net sales increased 2.5% on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year quarter’s comparable store net sales in Canada using the prior year third quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of Canadian currency fluctuations, comparable store net sales increased the same 2.5% due to increases in average ticket and customer count. On a constant currency basis, comparable store net sales increased 2.8% in the Dollar Tree segment and increased 2.3% in the Family Dollar segment for the 13 weeks ended November 2, 2019. Including the impact of currency, comparable store net sales in the Dollar Tree segment increased the same 2.8%. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in the third quarter of 2019 and as of November 2, 2019, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 6,100 stores compared to approximately 5,580 stores at November 3, 2018. Over the past year, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of November 2, 2019, we have this layout in approximately 2,090 Dollar Tree stores. We believe these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.

As announced in March 2019, we are currently executing a store optimization program for our Family Dollar stores to improve performance. This program consists of the following:

•
A roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. We tested the H2 model in 2018 on a limited basis with positive results. This H2 model has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 has increased traffic and provided an average comparable store net sales lift in excess of 10% over control stores. H2 performs well in a variety of locations and especially in locations where Family Dollar has been most challenged in the past. We started 2019 with approximately 200 H2 stores and as of November 2, 2019, we have approximately 1,460 H2 stores.

•
We plan to close under-performing stores. The normal cadence of Family Dollar closings on an annual basis is approximately 75 stores. In 2019 we plan to close approximately 420 stores and have closed 342 stores as of November 2, 2019. We expect to incur approximately $25.8 million in store closure costs and through the third quarter of 2019, we have incurred $21.3 million. In addition to these costs, during 2019 we expect to incur approximately $17.0 million of other store closure costs, primarily in connection with the disposal of fixed assets, of which substantially all has been incurred through November 2, 2019.

•	We plan to re-banner as many as 200 Family Dollar stores to the Dollar Tree brand in 2019. As of November 2, 2019, we have re-bannered 190 stores to the Dollar Tree brand.

•
Additionally, we plan to install adult beverage product in approximately 500 stores and continue to plan to expand freezers and coolers in approximately 75 stores in 2019. As of November 2, 2019, we installed adult beverage product in approximately 345 stores and expanded freezers and coolers in approximately 70 stores.

In fiscal 2019, in addition to the approximately $42.8 million in store closure costs, we expect to incur approximately $28.0 million of incremental initiative costs based on project count and velocity, of which substantially all has been incurred through November 2, 2019.
As part of our continuing integration of Family Dollar’s organization and support functions, in 2019 we consolidated our store support centers in Matthews, North Carolina and Chesapeake, Virginia to our development in Chesapeake, Virginia. Approximately 30 percent of the Matthews associates, including more than 50 percent of the officers and directors, invited to move to Chesapeake agreed to do so. We expect the consolidation to be complete in 2019 and we expect to incur pre-tax expense of approximately $29.0 million in 2019 in connection with these plans, of which approximately $24.5 million was incurred through the third quarter of 2019.
Additionally, the following items have already impacted or could impact our business or results of operations during 2019 or in the future:

•
The Office of the United States Trade Representative (USTR) previously imposed tariffs under Section 301 against Chinese goods described on Lists 1, 2, and 3 with an annual trade value of $250 billion. When the tariffs were implemented, approximately nine percent of our products, measured by sales volume, were on Lists 1, 2, and 3. To mitigate the potential adverse effect of the tariffs, we negotiated price concessions from vendors on certain products, canceled orders, changed product sizes and specifications, changed our product mix and changed vendors. As a result of our mitigation efforts, we believe that we have reduced most of the potential adverse effects of the tariffs under Lists 1, 2, and 3 on the Dollar Tree and Family Dollar segments through January 2020.

•
Earlier this year, the USTR began a process to impose a tariff on all of the $300 billion in Chinese goods which were not previously subject to a tariff under Section 301, referred to as List 4 goods. The USTR published the final description of products on List 4 and divided the list into two parts. Tariffs at the rate of 15 percent on List 4A goods went into effect September 1, 2019. Tariffs at the rate of 15 percent on List 4B goods are scheduled to go into effect December 15, 2019. We anticipate that more of our products are on List 4 than Lists 1, 2, and 3 combined. However, we also believe that most of our List 4 products are contained on List 4B and not List 4A.

•
We estimate that Section 301 tariffs will increase our cost of goods sold by approximately $19.0 million in the fourth quarter of 2019 if they are fully implemented as now scheduled. Almost all of this cost is due to List 4A because its timing did not allow for significant mitigation. We will continue to assess the future impact of those tariffs. We are not able to accurately predict that impact of mitigation until we can estimate the success of our current efforts. We can give no assurances as to the final scope, duration, or impact of any existing or future tariffs. The tariffs could have a material adverse effect on our business and results of operations next year.

•
We anticipate higher import freight costs continuing into the fourth quarter of 2019 and beyond based on our April 2019 rate negotiations, and beginning in January 2020 based on the commencement of low sulphur fuel requirements for ships. We expect that this will result in higher costs in future periods as merchandise is sold.

Results of Operations
13 weeks ended November 2, 2019 compared to the 13 weeks ended November 3, 2018
Net Sales. Net sales increased $207.4 million, or 3.7%, compared with last year’s third quarter, resulting from increases in comparable store net sales in the Dollar Tree and Family Dollar segments and sales of $217.5 million in new stores, partially offset by lost sales resulting from store closures primarily on the Family Dollar segment. Comparable store net sales increased 2.5% on a constant currency basis as a result of a 1.4% increase in average ticket and a 1.1% increase in customer count. On a constant currency basis, comparable store net sales increased 2.8% in the Dollar Tree segment and increased 2.3% in the Family Dollar segment for the 13 weeks ended November 2, 2019. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $32.6 million to $1,704.5 million in the third quarter of 2019 compared to $1,671.9 million in the third quarter of 2018. Gross profit margin decreased to 29.7% in the current quarter from 30.2% in the same quarter last year. Our gross profit margin decrease was the result of the following:

•
Merchandise cost, including freight, increased approximately 25 basis points resulting primarily from higher freight costs and higher sales of lower margin merchandise primarily in the Family Dollar segment.

•	Distribution costs increased approximately 10 basis points resulting primarily from higher distribution center payroll costs and higher depreciation.

•	Shrink costs increased approximately 10 basis points due to unfavorable inventory results in the current quarter.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,346.1 million in the third quarter of 2019 from $1,284.1 million in the same quarter last year, an increase of $62.0 million or 4.8%. As a percentage of net sales, selling, general and administrative expenses increased to 23.5% in the third quarter of 2019 from 23.2% in the same quarter last year. The increase in selling, general and administrative expenses was a result of the net of the following:

•
Operating and corporate expenses increased approximately 30 basis points resulting from costs related to the consolidation of our store support centers and costs related to the disposal of fixed assets resulting from store closures.

•	Depreciation and amortization expense increased approximately 5 basis points resulting from the investments made in H2 stores on the Family Dollar segment.

•
Payroll expenses decreased approximately 10 basis points as lower insurance benefit expenses and retirement plan contributions were partially offset by increased store hourly payroll costs due to average hourly rate increases and additional hours, including increased temporary help expenses, to support store-level initiatives.

Operating Income. Operating income for the current quarter decreased to $358.4 million compared with $387.8 million in the same period last year and operating income margin decreased to 6.2% in the current quarter from 7.0% in last year’s third quarter.
Interest expense, net. Interest expense, net was $41.4 million in the third quarter of 2019 compared to $47.6 million in the prior year quarter. The decrease is due to our having less debt outstanding as a result of the prepayment of the $782.0 million Term Loan Facility in the fourth quarter of 2018.
Income Taxes. Our effective tax rate for the 13 weeks ended November 2, 2019 was 19.3% compared to 17.1% for the 13 weeks ended November 3, 2018. In the third quarter of 2018, the Company recorded a tax benefit of $15.7 million based on the substantial completion of its analysis of the impact of the Tax Cuts and Jobs Act on the net deferred tax liability valuation. This benefit resulted in a 4.6% decrease in the quarterly tax rate for the 13 weeks ended November 3, 2018. The current year tax rate reflects the benefits of statute expirations and the reconciliation of the tax provision to the tax returns.
39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018
Net Sales. Net sales in the 39 weeks ended November 2, 2019 increased $677.4 million, or 4.1%, compared with the same period last year, resulting from increases in comparable store net sales in the Dollar Tree and Family Dollar segments and sales of $589.7 million at new stores, partially offset by lost sales resulting from store closures primarily on the Family Dollar segment.

Comparable store net sales increased 2.4% on a constant currency basis as a result of a 1.6% increase in average ticket and a 0.8% increase in customer count. Comparable store net sales increased 2.3% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 2.6% in the Dollar Tree segment and increased 2.1% in the Family Dollar segment for the 39 weeks ended November 2, 2019. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Gross Profit. Gross profit increased by $44.8 million to $5,080.2 million in the 39 weeks ended November 2, 2019 compared to $5,035.4 million in the 39 weeks ended November 3, 2018. Gross profit margin decreased to 29.4% in the first nine months of 2019 from 30.3% in the first nine months of 2018. Our gross profit margin decrease was the result of the following:

•
Merchandise cost, including freight, increased approximately 45 basis points resulting from higher freight costs and higher sales of lower margin consumable merchandise, primarily in the Family Dollar segment.

•	Shrink costs increased approximately 15 basis points due to unfavorable inventory results, primarily in the Family Dollar segment, in the current year.

•	Markdown expense increased approximately 15 basis points resulting primarily from markdowns related to store closures and higher clearance sales in the Family Dollar segment.

•	Distribution costs increased approximately 10 basis points resulting primarily from higher distribution center payroll costs.

•	Occupancy costs increased approximately 5 basis points resulting from the accelerated amortization of the right-of-use assets for Family Dollar stores we closed during 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,067.4 million in the 39 weeks ended November 2, 2019 from $3,827.5 million in the same period last year, an increase of $239.9 million or 6.3%. As a percentage of net sales, selling, general and administrative expenses increased to 23.5% in the 39 weeks ended November 2, 2019 from 23.0% in the same period last year. The increase in selling, general and administrative expenses was a result of the following:

•
Operating and corporate expenses increased approximately 40 basis points resulting from increased costs related to the consolidation of our store support centers, costs related to the disposal of fixed assets due to store closures and increased store supplies expense to support the H2 initiative on the Family Dollar segment.

•
Payroll expenses increased approximately 10 basis points primarily due to average hourly rate increases and additional hours, including higher temporary help expenses, to support store-level initiatives. These increases were partially offset by decreased retirement plan contributions.

Operating Income. Operating income for the 39 weeks ended November 2, 2019 decreased to $1,012.8 million compared with $1,207.9 million in the same period last year and operating income margin decreased to 5.9% in the first nine months of 2019 from 7.3% in the first nine months of 2018.
Interest expense, net. Interest expense, net was $122.9 million in the first nine months of 2019 compared to $323.7 million in the first nine months of the prior year. The prior year included prepayment premiums totaling $114.3 million and the acceleration of the expensing of $41.2 million of amortizable non-cash deferred financing costs related to the debt refinancing in the first quarter of 2018. In addition, our 2018 debt refinancing resulted in lower interest rates and the prepayment of the $782.0 million Term Loan Facility in the fourth quarter of 2018 resulted in our having less debt outstanding.
Income Taxes. Our effective tax rate for the 39 weeks ended November 2, 2019 was 20.8% compared to 19.1% for the 39 weeks ended November 3, 2018. In the third quarter of 2018, the Company recorded a tax benefit of $15.7 million based on the substantial completion of its analysis of the impact of the Tax Cuts and Jobs Act on the net deferred tax liability valuation. The current year rate reflects the benefits of statute expirations and the reconciliation of the tax provision to the tax returns.

Segment Information
We operate a chain of more than 15,200 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 13 distribution centers in the United States and two distribution centers in Canada. Because of our Canadian operations, we report comparable store net sales on a constant currency basis.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and 11 distribution centers.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments.We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. In the current year, we identified Corporate and support costs, mainly store support center costs that are considered shared services, and excluded these selling, general and administrative costs from our two reporting business segments. These costs include operating expenses for our store support centers in Chesapeake, Virginia and Matthews, North Carolina. During fiscal 2019 we consolidated our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia. We continue to own our facility in Matthews, North Carolina. Amounts for the 13 and 39 weeks ended November 3, 2018 have been reclassified to be comparable to the current year presentation.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				39 Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$3,074.3		$2,853.8		$8,991.4		$8,407.0
Gross profit	1,050.5	34.2%	993.7	34.8%	3,070.8	34.2%	2,909.8	34.6%
Operating income	371.7	12.1%	366.4	12.8%	1,096.7	12.2%	1,069.9	12.7%
Net sales for the Dollar Tree segment increased 7.7% and 7.0% for the 13 and 39 weeks ended November 2, 2019, respectively, compared to the same periods last year. These increases were due to sales from new stores of $165.5 million and $416.4 million for the 13 and 39 weeks ended November 2, 2019, respectively, and comparable store net sales increases of 2.8% and 2.6% on a constant currency basis for the 13 and 39 weeks ended November 2, 2019, respectively. For the 13 weeks ended November 2, 2019, customer count increased 1.6% and average ticket increased 1.2%. For the 39 weeks ended November 2, 2019, customer count increased 1.5% and average ticket increased 1.1%.
Gross profit margin for the Dollar Tree segment decreased to 34.2% for the 13 weeks ended November 2, 2019 compared to 34.8% for the same period last year as a result of the following:

•	Merchandise cost, including freight, increased approximately 55 basis points primarily due to higher freight costs.

•	Distribution costs increased approximately 10 basis points resulting primarily from higher distribution center payroll and depreciation costs.
Gross profit margin for the Dollar Tree segment decreased to 34.2% for the 39 weeks ended November 2, 2019 compared to 34.6% for the same period last year as a result of the following:

•	Merchandise cost, including freight, increased approximately 35 basis points primarily due to higher freight costs.

•	Distribution costs increased approximately 10 basis points primarily due to higher distribution center payroll and depreciation costs.

Operating income margin for the Dollar Tree segment decreased to 12.1% for the 13 weeks ended November 2, 2019 as compared to 12.8% for the same period last year. The decrease in operating income margin in the 13 weeks ended November 2, 2019 was the result of the gross profit margin decrease noted above and increased selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses increased to 22.1% as a percentage of net sales in the 13 weeks ended November 2, 2019 compared to 22.0% for the same period last year as a result of the net of the following:

•
Operating expenses increased approximately 15 basis points resulting from increased debit and credit fees due to higher debit and credit card penetration and an increase in loss on disposal of assets resulting from an early lease termination in the current quarter.

•
Payroll expenses decreased approximately 5 basis points due to lower retirement plan and insurance benefits expenses, partially offset by higher store hourly payroll costs resulting from average hourly rate increases and additional hours to support store-level initiatives.

Operating income margin for the Dollar Tree segment decreased to 12.2% for the 39 weeks ended November 2, 2019 as compared to 12.7% for the same period last year. The decrease in operating income margin in the 39 weeks ended November 2, 2019 was the result of the gross profit margin decrease noted above and increased selling, general and administrative expenses. Selling, general and administrative expenses increased to 22.0% as a percentage of net sales for the 39 weeks ended November 2, 2019 compared to 21.9% for the 39 weeks ended November 3, 2018 as a result of the net of the following:

•
Payroll expenses increased approximately 10 basis points due to higher store hourly payroll costs resulting from average hourly rate increases and additional hours to support store-level initiatives, partially offset by lower retirement plan expense.

•	Operating expenses increased approximately 5 basis points primarily due to increased debit and credit fees resulting from higher debit and credit card penetration in the current year.

•	Store operating costs decreased approximately 5 basis points resulting from lower utility costs as a percentage of net sales in the current year.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				39 Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$2,671.9		$2,685.0		$8,304.1		$8,211.1
Gross profit	654.0	24.5%	678.2	25.3%	2,009.4	24.2%	2,125.6	25.9%
Operating income	53.8	2.0%	83.7	3.1%	159.5	1.9%	341.2	4.2%
Net sales for the Family Dollar segment decreased $13.1 million or 0.5% and increased $93.0 million or 1.1% for the 13 and 39 weeks ended November 2, 2019, respectively, compared to the same periods last year. These increases were due to comparable store net sales increases of 2.3% and 2.1%, respectively and $52.0 million and $173.4 million, respectively, of new store sales, partially offset by lost sales resulting from store closures that exceed historical closure rates as a result of the store optimization program. For the 13 weeks ended November 2, 2019, average ticket increased 1.8% and customer count increased 0.5%. For the 39 weeks ended November 2, 2019, average ticket increased 2.3% and customer count decreased 0.2%.
Gross profit for the Family Dollar segment decreased $24.2 million or 3.6% for the 13 weeks ended November 2, 2019 compared to the same period last year. The gross profit margin for Family Dollar decreased to 24.5% for the 13 weeks ended November 2, 2019 compared to 25.3% for the same period in the prior year. The decrease is due to the following:

•
Merchandise cost, including freight, increased approximately 30 basis points, primarily due to higher freight costs and higher sales of lower margin consumable merchandise partially offset by improved initial mark-on.

•	Shrink costs increased approximately 15 basis points resulting from unfavorable physical inventory results in the current quarter.

•	Distribution costs increased approximately 15 basis points resulting primarily from higher distribution center payroll costs and higher distribution center asset disposals.

•	Occupancy costs increased approximately 10 basis points due to higher store real estate tax expense.

•	Markdown expense increased approximately 5 basis points resulting from higher clearance activity in the current quarter.
Gross profit for the Family Dollar segment decreased $116.2 million or 5.5% for the 39 weeks ended November 2, 2019 compared to the same period last year. The gross profit margin for Family Dollar decreased to 24.2% for the 39 weeks ended November 2, 2019 compared to 25.9% for the same period in the prior year. The decrease is due to the following:

•	Merchandise cost, including freight, increased approximately 70 basis points, primarily due to higher sales of lower margin consumable merchandise and higher freight costs.

•	Shrink costs increased approximately 35 basis points resulting from unfavorable physical inventory results in the current year and an increase in the shrink accrual rate.

•	Markdown expense increased approximately 35 basis points resulting from store closure markdowns and higher clearance activity.

•	Distribution costs increased approximately 15 basis points resulting primarily from higher merchandising and distribution payroll-related costs.

•
Occupancy costs increased approximately 10 basis points resulting primarily from the accelerated amortization of the right-of-use assets for stores which were closed during 2019 in connection with the store optimization program.

Operating income margin for the Family Dollar segment decreased to 2.0% for the 13 weeks ended November 2, 2019 as compared to 3.1% for the same period last year resulting from the gross margin decrease noted above and an increase in selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses were 22.5% as a percentage of net sales in the 13 weeks ended November 2, 2019 compared to 22.2% for the same period last year. The current quarter increase in selling, general and administrative expenses as a percentage of net sales was due to the following:

•	Operating expenses increased approximately 25 basis points resulting primarily from higher costs related to the disposal of fixed assets in connection with the store optimization program.

•	Depreciation and amortization expense increased approximately 10 basis points as a result of depreciation on investments made in H2 stores.
Operating income margin for the Family Dollar segment decreased to 1.9% for the 39 weeks ended November 2, 2019 as compared to 4.2% for the same period last year resulting from the gross margin decrease noted above and an increase in selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses were 22.3% as a percentage of net sales in the 39 weeks ended November 2, 2019 compared to 21.7% for the same period last year. The current year increase in selling, general and administrative expenses as a percentage of net sales was due to the net of the following:

•
Operating expenses increased approximately 40 basis points resulting primarily from higher costs related to the disposal of fixed assets in connection with the store optimization program and higher store supplies expense to support the H2 initiative.

•
Payroll expenses increased approximately 20 basis points primarily due to average hourly rate increases and additional hours, including increased temporary help expenses, to support store-level initiatives.

•	Store operating costs increased approximately 5 basis points due primarily to higher repairs and maintenance costs in the current year.

•
Depreciation and amortization expense decreased approximately 10 basis points as a result of certain assets that were revalued upon the 2015 acquisition becoming fully depreciated and/or amortized, partially offset by increased depreciation on investments made in H2 stores.

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
The following table compares cash-flow related information for the 39 weeks ended November 2, 2019 and November 3, 2018:

	39 Weeks Ended
	November 2,	November 3,
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$1,014.5	$1,050.9
Investing activities	(768.7)	(619.4)
Financing activities	(212.0)	(820.6)
Net cash provided by operating activities decreased $36.4 million primarily as a result of lower current year earnings, net of non-cash items, a smaller increase in accounts payable and higher estimated tax payments in the current year, partially offset by lower cash payments for inventory.
Net cash used in investing activities increased $149.3 million primarily due to increased capital expenditures related to the Family Dollar segment store optimization program, including H2 renovations and re-banners, partially offset by grant money received from state and local governments for our Summit Pointe development.
Net cash used in financing activities decreased $608.6 million compared with the prior year, primarily due to our debt refinancing in 2018, which resulted in debt payments exceeding the proceeds from long-term debt by $656.9 million and the payment of $155.3 million of debt-issuance and extinguishment costs, partially offset by $200.0 million of cash paid in 2019 for stock repurchases.
At November 2, 2019, our long-term borrowings were $4.3 billion and we had $1.1 billion available under our revolving credit facility. We also have $330.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $165.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of November 2, 2019.
We repurchased 1,967,355 shares of common stock on the open market for $200.0 million during the 39 weeks ended November 2, 2019. There were no shares repurchased on the open market during the 39 weeks ended November 3, 2018. As of November 2, 2019, we had $800.0 million remaining under Board repurchase authorization.
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
Interest Rate Risk
At November 2, 2019, our variable rate debt consists of our $750.0 million Senior Floating Rate Notes due 2020 (the “Floating Rate Notes”), which represents approximately 17% of our total debt. Borrowings under the Floating Rate Notes bear interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. A 1.0% increase in LIBOR would result in an increase in interest expense related to our Floating Rate Notes of $3.5 million through the April 2020 maturity date.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of November 2, 2019, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:
•employment-related matters;
•infringement of intellectual property rights;
•personal injury/wrongful death claims;
•real estate matters related to store leases;
•environmental and safety issues; and

•	product safety matters, which may include regulatory matters such as product recalls in cooperation with the Consumer Products Safety Commission or other jurisdictions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the third quarter of 2019:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
August 4 - August 31, 2019	125,048	$93.13	125,048	$800.0
September 1 - October 5, 2019	—	—	—	800.0
October 6 - November 2, 2019	—	—	—	800.0
Total	125,048	$93.13	125,048	$800.0
As of November 2, 2019, we had approximately $800.0 million remaining under Board repurchase authorization.
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
101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended November 2, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
X
104	The cover page from the Company’s 10-Q for the fiscal quarter ended November 2, 2019, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	November 26, 2019	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)