Form 10-K
period 2020-02-01
DOLLAR TREE, INC.
filed 2020-03-20
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
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
The aggregate market value of common stock held by non-affiliates of the registrant on August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $22,675,294,630, based upon the closing sale price for the registrant’s common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 16, 2020, there were 236,810,841 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for in Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 11, 2020, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 1, 2020.

DOLLAR TREE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

•
the potential effect of general business or economic conditions (including inflation) on our costs and profitability, including the potential effect of future changes in prevailing wage rates and overtime regulations and our plans to address these changes, shipping rates, freight and other distribution costs, fuel costs and wage and benefit costs, consumer spending levels, and population, employment and job growth and/or losses in our markets;

•	the uncertainty of the impact of the coronavirus identified as COVID-19, including whether we will be or remain designated an “essential business” and otherwise be able to keep stores open;

•
the actual and potential effect of Section 301 tariffs on Chinese goods imposed by the United States Trade Representative, some of which were suspended or reduced in January and February 2020, and other potential impediments to imports;

•
our growth plans, including our plans to add, renovate, re-banner, expand, remodel, relocate or close stores and any related costs or charges, our anticipated square footage increase, our leasing strategy for future expansion, and our ability to renew leases at existing store locations;

•	the ability to retain key personnel and attract new personnel at Family Dollar and Dollar Tree and the performance of those personnel;

•
our anticipated sales, comparable store net sales, net sales growth, gross profit margin, costs of goods sold (including product mix), shrink rates, earnings and earnings growth, inventory levels, selling, general and administrative and other fixed costs, and our ability to leverage those costs;

•
the expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including the recent allegation by the Food and Drug Administration);

•	the effect of changes in labor laws, and the effect of the Fair Labor Standards Act as it relates to the qualification of our managers for exempt status, minimum wage and health care law;

•	the average size and productivity of our stores, including those to be added in 2020 and beyond;

•
the effect of our initiatives to renovate Family Dollar stores to the H2 store format and the performance of that format, the sales mix of consumable and higher margin merchandise in Dollar Tree and Family Dollar stores, including an increase in the number of stores with freezers and coolers, and the roll-out of adult beverages and Snack Zone, on our results of operations;

•	the net sales per square foot, net sales and operating income of our stores;

•
the benefits, results and effects of the Family Dollar acquisition and integration and the combined Company’s plans, objectives, strategies and expectations (financial or otherwise), including synergies, the cost to achieve synergies, and the effect on earnings per share;

•	the effect of changes in tax laws and regulatory interpretations of such laws;

•	our seasonal sales patterns including those relating to the length of the holiday selling seasons;

•	the capabilities of our inventory supply chain technology and other systems;

•	the reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;

•
the capacity, performance and cost of our distribution centers and distribution network (including shipping and transportation), including future automation, and our expectations regarding the construction of new distribution centers;

•	our expectations regarding our dividend policy and stock buy-backs;

•
our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of common stock under our repurchase program, and our ability to service our debt obligations, including our expected annual interest expense;

•	our expectations regarding competition, growth in our retail sector and our potential for long-term growth;

•	our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;

•	our assessment of the impact on the Company of certain actions by activist shareholders and the Company’s potential responses to these actions;

•	management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes and uncertain tax positions; and

•
management’s estimates associated with our critical accounting policies, including inventory valuation, self-insurance liabilities and valuations for our goodwill and indefinite-lived intangible assets impairment analyses.

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K.
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
INTRODUCTORY NOTE
Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2020” or “fiscal 2020,” “2019” or “fiscal 2019,” “2018” or “fiscal 2018,” and “2017” or “fiscal 2017,” relate to as of or for the years ended January 30, 2021, February 1, 2020, February 2, 2019 and February 3, 2018, respectively.
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

PART I
Item 1. Business
Overview
We are a leading operator of discount variety stores. We believe the convenience and value we offer are key factors in growing our base of loyal customers. At February 1, 2020, we operated 15,288 discount variety retail stores. Our stores operate under the names of Dollar Tree, Family Dollar and Dollar Tree Canada.
On July 6, 2015, we completed our acquisition of Family Dollar Stores, Inc. The Dollar Tree and Family Dollar brands have complementary business models. Everything is $1.00 at Dollar Tree stores while Family Dollar is a neighborhood variety store offering merchandise largely for $10.00 or less.
We operate in two reporting business segments: Dollar Tree and Family Dollar. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Segment Information” and Note 12 to our consolidated financial statements.
Dollar Tree
  Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price point of $1.00. The Dollar Tree segment includes 7,505 stores operating under the Dollar Tree and Dollar Tree Canada brands, 13 distribution centers in the United States and two in Canada. Our stores predominantly range from 8,000 - 10,000 selling square feet. In our Dollar Tree stores in the United States, we sell all items for $1.00 or less and in our Dollar Tree Canada stores, we sell all items for $1.25(CAD) or less. Our revenue and assets in Canada are not material.
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
The addition of frozen and refrigerated merchandise to more of our Dollar Tree stores has been one of our ongoing initiatives. We added freezers and coolers to approximately 490 additional stores in fiscal 2019. As of February 1, 2020, we have freezers and coolers in approximately 6,155 of our Dollar Tree stores. We plan to install them in 425 new and existing stores during fiscal 2020. In fiscal 2018, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of February 1, 2020, we have Snack Zone in more than 2,100 Dollar Tree stores and we plan to incorporate Snack Zone in 500 new and existing stores in fiscal 2020. We believe these initiatives have and will continue to enable us to improve sales and earnings by increasing the number of shopping trips made by our customers.
We carry approximately 7,700 items in our Dollar Tree stores and as of the end of fiscal 2019 approximately 37% of our items are automatically replenished. The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis. Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
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

For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to Note 12 to our consolidated financial statements.
Family Dollar
Our Family Dollar segment operates general merchandise retail discount stores providing customers with a selection of competitively-priced merchandise in convenient neighborhood stores. Our stores predominantly range from 6,000 - 8,000 selling square feet. In our 7,783 Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00. The Family Dollar segment consists of our store operations under the Family Dollar brand and 11 distribution centers.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value, lower-priced private labels. We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2019, we purchased approximately 14% of our merchandise through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. In addition, approximately 17% of our merchandise is imported directly.
We are executing several initiatives in our Family Dollar stores to increase sales. After continued development, experimentation and testing, in the third quarter of fiscal 2018 we introduced a new model for both new and renovated Family Dollar stores known as H2. The H2 store format has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. The stores with the H2 format have increased traffic and provided an average comparable store net sales lift in excess of 10% in the first year following renovation. The H2 format performs well in a variety of locations and especially in locations where Family Dollar has been most challenged in the past. We started fiscal 2019 with approximately 200 H2 stores and ended fiscal 2019 with approximately 1,535 H2 stores. We plan to renovate at least 1,250 stores to this format in fiscal 2020 and also plan to build new stores in this format.
While the number of items in a given store can vary based on the store’s size, geographic location, merchandising initiatives and other factors, our typical Family Dollar store generally carries approximately 7,800 basic items alongside items that are ever-changing and seasonally-relevant throughout the year.
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
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to Note 12 to our consolidated financial statements.
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

•	growing and improving both the Dollar Tree and Family Dollar brands;
•pursuing a “more, better, faster” approach to the roll-out of new Dollar Tree and Family Dollar stores to broaden our geographic footprint;

•	maintaining customer relevance by ensuring that we reinvent ourselves constantly through new merchandise categories and initiatives;

•
leveraging the complementary merchandise expertise of each segment including Dollar Tree’s sourcing and product development expertise and Family Dollar’s consumer package goods and national brands sourcing expertise; and

•maintaining a prudent approach with our use of capital for the benefit of our shareholders.
Operate a diversified and complementary business model across both fixed‑price and multi‑price point strategies. We plan to operate and grow both the Dollar Tree and Family Dollar brands. We will utilize the reach and scale of our combined company to serve a broader range of customers in more ways, offering better prices and more value for the customer. At Dollar Tree, everything is $1.00, offering the customer a balanced mix of things they need and things they want. Our shopping experience will remain fun and friendly as we exceed our customers’ expectations for what they can buy for $1.00. We are currently testing a concept known as Dollar Tree Plus! in a small group of stores. Merchandise in these stores includes select items which retail for more than $1.00 but not more than $5.00 and maintain our customers’ expectations of extreme value. Dollar Tree serves a broad range of income customers in suburban locations. Family Dollar stores will continue to operate using multiple price points, serving customers as their “neighborhood discount store,” offering great values on everyday items and a convenient shopping experience. Family Dollar primarily serves a lower than average income customer in urban and rural locations. We will benefit from an expanded target customer profile and utilize the store concepts of both Dollar Tree and Family Dollar to serve a broader range of customer demographics to drive further improvements in sales and profitability.
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
Cost Control. We believe that our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category. We also believe our ability to negotiate with our vendor partners allows us to minimize the margin impact of economic pressures such as tariffs. We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. No vendor accounted for more than 10% of total merchandise purchased by us in any of the past five years.
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
Seasonality. For information on the impact of seasonality, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Growth Strategy
Store Openings and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings, an active store expansion and remodel program, and selective mergers and acquisitions. In the last five years, net sales increased at a compound annual growth rate of 11.1%. During this time, our store count and approximate selling square footage increased from 13,851 and 108.4 million square feet at January 30, 2016 to 15,288 and 121.3 million square feet at February 1, 2020. We expect that the majority of our future sales growth will come from new store openings in our Dollar Tree and Family Dollar segments and our store expansion and relocation program as well as our renovation initiatives.
Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity. We expect to increase the selling square footage in our stores in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2020 and beyond, we plan to predominantly open Dollar Tree stores that are approximately 8,000 - 10,000 selling square feet and Family Dollar stores that are approximately 7,000 - 9,000 selling square feet. We believe these store sizes allow us to achieve our objectives in the markets in which we plan to expand.
In addition to new store openings, we plan to continue our Dollar Tree store expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per selling square foot and changes in market opportunities. Stores targeted for expansion are generally less than 7,000 selling square feet in size. Store expansions generally increase the existing store size by approximately 2,500 selling square feet. At February 1, 2020, 6,276 of our Dollar Tree stores, totaling approximately 88% of our Dollar Tree segment selling square footage, were 7,000 selling square feet or larger.
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
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. In fiscal 2019, we began construction of a new 1.2 million square foot distribution center in Rosenberg, Texas which is expected to be operational by the summer of 2020. Additionally, in fiscal 2019, we completed construction of our Morrow County, Ohio distribution center, which is 1.2 million square feet and automated, and currently serves stores in our Dollar Tree segment. In fiscal 2019, we announced plans to construct a new high velocity distribution center in Ocala, Florida that will provide service directly to Dollar Tree and Family Dollar stores throughout Florida and parts of the Southeast and will be built in two phases eventually comprising a 1.7 million square foot facility.
Our St. George, Utah distribution center services both Family Dollar and Dollar Tree stores. In addition, to support the H2 initiative we ship select product from our Dollar Tree distribution centers to our Family Dollar distribution centers and in fiscal 2019, we began to ship select product from our Dollar Tree distribution centers directly to certain of our Family Dollar stores. We believe our distribution center network is currently capable of supporting approximately $29.5 billion in annual sales in the United States. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We also are a party to an agreement which provides distribution services from two facilities in Canada.
Our Dollar Tree stores receive approximately 90% of their inventory from our distribution centers via contract carriers and our Family Dollar stores receive approximately 73% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. Our Family Dollar stores receive approximately 14% of their merchandise from McLane Company, Inc. For more information on our distribution center network, see “Item 2. Properties.”
Competition
Our segment of the retail industry is fragmented and highly competitive and we expect competition to increase in the future. We operate in the discount retail sector, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation and customer service. Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, on-line retailers, discount retailers, drug stores, convenience stores, independently-operated discount stores and a wide variety of other retailers. In addition, several competitors have sections within their stores devoted to “one dollar” price point merchandise, which further increases competition. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located. Our sales and profits could be reduced by increases in competition. There are no significant economic barriers for others to enter our retail sector.
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
Employees
We employed approximately 56,900 full-time and 136,200 part-time associates on February 1, 2020. Part-time associates work an average of less than 30 hours per week. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our associates to be good, and we have not experienced significant interruptions of operations due to labor disagreements.

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
Future increases in costs such as wage and benefit costs, the cost of merchandise, duties, merchandise loss (due to theft, damage, or errors), shipping rates, freight costs, fuel costs and store occupancy costs would reduce our profitability. Wage rates and labor costs are expected to increase in 2020. The minimum wage has increased in certain states and local jurisdictions and is scheduled to increase further in 2020.
In our Dollar Tree segment, we do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer. We are dependent on our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset cost increases. We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can raise the price of merchandise, customers would buy fewer products if prices were to increase. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of economic factors on our operations.
The coronavirus pandemic is an emerging serious threat to health and economic wellbeing affecting our customers, our associates and our sources of supply.
On March 11, 2020, the World Health Organization announced that infections of the coronavirus COVID-19 had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession.
The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how the company’s business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. We may become subject to store closures. We have been classified as an essential business in the jurisdictions that have decided that issue to date, and we have been allowed to remain open. Our small, convenient stores; our sale of food, paper products, personal sanitation products, cleaning supplies, and over the counter drugs; and our acceptance of SNAP benefits among other factors have been important to our classification as an essential business. However, we can give no assurance that that will not change in the future. We may also be forced to close for other reasons such as the health of our associates or because of disruptions in the continued operation of our supply chain and sources of supply. It is possible facility closures for health reasons could also impact company distribution centers or our store-support center in Chesapeake, Virginia. Additionally, as pandemic conditions wane, we cannot predict how quickly the marketplaces in which we operate would return to normal.
Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.
We could continue to encounter higher costs and disruptions in our distribution network.
Our success is dependent on our ability to transport merchandise to our distribution centers and then to our stores in a timely and cost-effective manner. We also rely heavily on third parties including ocean shippers and truckers in that process. We may not anticipate, respond to or control all of the challenges of operating our distribution network. Additionally, when a shipping or trucking line fails to deliver on its commitments or our distribution centers fail to operate effectively, we could experience merchandise shortages that could lead to lost sales or increased costs. In the last several years, we have incurred higher distribution costs due to a variety of factors. Some of the factors that could have an adverse effect on our distribution network or costs in 2020 are:

•
Shipping disruption. Our oceanic shipping schedules and shipping capacity may be disrupted or delayed from time to time. One factor that may have an impact in 2020 is the outbreak and spread of the coronavirus identified as COVID-19, which presents a risk to trans-Pacific shipping. The coronavirus, which has resulted in an epidemic and travel restrictions, originated and is concentrated in China, where we buy a significant portion of our merchandise. Our supply chain may be disrupted, or our transportation costs might increase, as a result of the coronavirus as well as other international events such as war or acts of terrorism.

•
Shipping costs. We could experience increases in shipping rates imposed by the trans-Pacific ocean carriers. Changes in import duties, import quotas and other trade sanctions could also increase our costs. We are also experiencing higher import freight costs based on the commencement of low sulphur fuel requirements for ships.

•
Efficient operations and management. Distribution centers and other aspects of our distribution network are difficult to operate efficiently, and we have and could experience a reduction in operating efficiency as a result of high turnover and challenges in maintaining a stable workforce. We are in the process of enhancing our distribution and logistics management to cope with our challenges, but have not completed that process.

•	Diesel fuel costs. We have experienced volatility in diesel fuel costs over the past few years.

•
Trucking costs. We have recently experienced significant increases in trucking costs due to the truck driver shortage and other factors in 2018, which abated in the fourth quarter of 2019; however, not to the extent anticipated, and our future trucking costs could be higher than we anticipate.

•
Vulnerability to natural or man-made disasters. A fire, explosion or natural disaster at a port or any of our distribution facilities could result in a loss of merchandise and impair our ability to adequately stock our stores. Some facilities are vulnerable to earthquakes, hurricanes or tornadoes.

•	Labor disagreement. Labor disagreements, disruptions or strikes, for example at ports, may result in delays in the delivery of merchandise to our distribution centers or stores and increase costs.

•
McLane Company, Inc. In fiscal 2019, we purchased and delivered approximately 14% of our merchandise for our Family Dollar segment through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. A disruption in our relationship with McLane Company, Inc. could have a significant near-term impact on our operations.

Risks associated with our domestic and foreign suppliers, including tariffs or restrictions on trade or disruptions arising from the outbreak of the recent coronavirus, could adversely affect our financial performance.
We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments due to financial or other difficulties, we could experience merchandise shortages which could lead to lost sales or increased merchandise costs if alternative sources must be used.
We rely on the availability of imported goods at favorable wholesale prices. Merchandise imported directly accounts for approximately 40% to 42% of our Dollar Tree segment’s total retail value purchases and 16% to 18% of our Family Dollar segment’s total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. China is the source of a substantial majority of our imports. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:

•
duties, tariffs or other restrictions on trade including Section 301 tariffs that have already been imposed on imported Chinese goods; the Section 301 tariffs that have already been assessed are expected to increase merchandise costs significantly in the first two quarters of 2020, but merchandise costs in the last two quarters of 2020 are expected to be affected similarly to the last two quarters of 2019;

•
raw material shortages, work stoppages, government travel restrictions, strikes and political unrest, including any impact on vendors or shipping arising from epidemics and related travel restrictions, such as the recent coronavirus COVID-19 pandemic;

•	economic crises and international disputes or conflicts;

•	changes in currency exchange rates or policies and local economic conditions, including inflation (including energy prices and raw material costs) in the country of origin;

•	potential changes to, or withdrawal of the United States from, international trade agreements or the failure of the United States to maintain normal trade relations with China and other countries;

•	changes in leadership and the political climate in countries from which we import products and their relations with the United States; and

•	failure of manufacturers outside the United States to meet food, drug and cosmetic safety and labeling requirements set by government regulators.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of foreign suppliers on our operations.
The continuing integration of Family Dollar’s operations is not complete and may be more difficult, costly or time consuming than expected.
In fiscal 2019, we consolidated company and segment oversight in a single corporate headquarters, with one President, Chief Merchant, and Chief Operating Officer managing both our Family Dollar and Dollar Tree stores. Significant progress has been made in the integration of Family Dollar and Dollar Tree, but the process is not yet complete. In 2019, we replaced a significant number of Family Dollar associates in core functions, such as merchandising, due to the consolidation of the Family Dollar store support center to Virginia. It will take our new personnel some time to gain the experience of their predecessors. It is possible that the remaining integration process will take longer than anticipated and could result in the loss of key employees, higher than expected costs or unexpected costs, ongoing diversion of management attention, increased competition, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, vendors and employees. If we experience these difficulties, the anticipated benefits of the integration may not be realized fully, or may take longer to realize than expected, which could adversely affect our results of operations or business.
Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.
Our growth and performance is dependent on the skills, experience and contributions of our associates, executives and key personnel for both Dollar Tree and Family Dollar. Various factors, including the integration of our segments, constraints on overall labor availability, wage rates, regulatory or legislative impacts, and benefit costs could impact our ability to attract and retain qualified associates at our stores, distribution centers and corporate offices.
Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
Existing store sales growth is critical to good operating results and is dependent on a variety of factors including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. Failure to meet our sales targets, including in our renovated stores, could result in our needing to record material non-cash impairment charges related to our intangible assets. We believe improving sales at Family Dollar depends in significant part on the success of the H2 renovations which accelerated in 2019. Sales growth in the more than 1,300 H2 stores opened or renovated in 2019 performed well above the Family Dollar store average, but it is uncertain how those stores will perform in 2020 in their second year of operation.
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
Our plans for 2020 project that our profitability improvements, as compared to 2019, will be primarily realized in the last three quarters of the year. As a result, performance and disruption problems in those quarters may have a bigger impact on our achieving our profitability targets for 2020.
When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 21, 2019 and will be observed on April 12, 2020.
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
Our gross profit margin decreases when we increase the proportion of higher cost goods we sell. Imported merchandise is generally lower cost than domestic goods. Our supply of goods, including imported goods, could be negatively impacted by the coronavirus COVID-19. In recent years, the percentage of our sales from higher cost consumable products has increased, and we can give no assurance that this trend will not continue.
In addition, shrink has increased, especially at Family Dollar. As a result, our gross profit margin has decreased. We are instituting processes and procedures to decrease shrink, but we can give no assurance that they will be successful.
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
We may stop selling or recall certain products for safety-related issues.
We may stop selling or recall certain products produced by certain manufacturers for safety-related issues, including product contamination, product content such as lead, spoilage or other adulteration, improper manufacturing processes, improper testing, product mislabeling or product tampering.  For example, we may stop selling or recall products if the products or operations of our suppliers violate applicable laws or regulations, including food, drug and cosmetic safety laws, or when our suppliers’ products cause injury, illness or death. In addition, our marketing of adulterated products could subject us to claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment against us, a related regulatory enforcement action or a widespread product recall could materially and adversely affect our reputation and results of operations. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against the products we sell could materially and adversely affect our business, reputation and profitability.
We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems including because of a cyber-attack could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
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
Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available to us. This may be as the result of deliberate breach in the security of these systems or platforms by bad actors, including through computer viruses, ransomware and other cyber-attacks. Failures may also be caused by various other factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third party service providers.
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

If we suffer a data breach and are unable to secure our customers’ credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation and increased costs, which could damage our business reputation and adversely affect our results of operations or business.
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
We have procedures and technology in place to safeguard our customers’ debit and credit card information, our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information. Despite these measures, we have experienced attempted and on-going cyber-attacks, which are rapidly evolving. Perpetrators, who may include well-funded state actors, are becoming increasingly sophisticated and difficult to detect. We may be vulnerable to, and unable to anticipate, detect and appropriately respond to such cyber-security attacks, including data security breaches and data loss. If we or any third-party systems we use experience a data security breach, we could be exposed to negative publicity, government enforcement actions and private litigation. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether.
Moreover, significant capital investments and other expenditures could also be required to remedy cyber-security problems and prevent future security breaches, including costs associated with additional security technologies, personnel, experts and services (e.g. credit-monitoring services) for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
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
In fiscal 2019 and 2018, we recorded a $313.0 million and a $2.73 billion non-cash pre-tax and after-tax goodwill impairment charge, respectively, related to our Family Dollar reporting unit. In 2018, as a result of a strategic and operational reassessment of the Family Dollar segment following challenges that the business experienced which impacted our ability to grow the business at the originally estimated rate when the Company made the acquisition in 2015, we determined that the carrying value of the Family Dollar assets was greater than its estimated fair value and recorded an impairment charge. These challenges included slower sales growth, increased freight costs driven by the driver shortage, reinvestment in store labor and higher shrink. Failure to fully address these challenges, significant negative industry or general economic trends, other disruptions to our business and unanticipated significant changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long-lived assets. Following our annual impairment assessment, we recorded an impairment charge in the fourth quarter of 2019. We will continue to monitor key assumptions and other factors utilized in our goodwill impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition. For additional information on goodwill impairments please refer to Note 3 to our consolidated financial statements.
Our business or the value of our common stock could be negatively affected as a result of actions by activist shareholders.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. The Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with the Company’s shareholders will be successful. Activist shareholders who disagree with the Company’s strategy or the way the Company is managed have sought to effect change, and may seek to effect change in the future, through various strategies that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the Board of Directors and litigation.
Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management and employees, and interfere with the Company’s ability to execute its strategic plan and attract and retain qualified executive leadership. A contested election, for example, could also require us to incur substantial legal and public relations fees and proxy solicitation expenses. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common stock.
Litigation and arbitration may adversely affect our business, financial condition and results of operations.
Our business is subject to the risk of litigation and arbitration involving employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, governmental investigations, administrative proceedings, regulatory actions, mass arbitration or other similar actions. Our products could also cause illness or injury, harm our reputation, and subject us to litigation. We are dependent on our vendors to ensure that the products we buy comply with all applicable safety standards. However, product liability, personal injury or other claims may be asserted against us relating to product contamination, product tampering, mislabeling, recall and other safety issues with respect to the products that we sell. We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our vendors, and if we do not have adequate contractual indemnification or insurance available, such product liability or safety claims could adversely affect our business, financial condition and results of operations. Our ability to obtain the benefit of contractual indemnification from foreign vendors may be hindered by our ability to enforce contractual indemnification obligations against such vendors. Our litigation-related expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.
For example, we are currently defendants in state employment-related class and representative actions, in demands for thousands of arbitrations, and in litigation concerning injury from products. The outcome of such matters is difficult to assess or quantify. Plaintiffs in these types of lawsuits or proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, certain of these matters, if decided adversely to us or settled by us, may result in an expense that may be material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend current and future litigation or proceedings, including arbitrations, may be significant. There also may be adverse publicity associated with litigation, including litigation related to product or food safety, customer information and environmental or safety requirements, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
For a discussion of current legal matters, please see “Item 3. Legal Proceedings” and Note 5 to our consolidated financial statements under the caption “Contingencies.” Resolution of these matters, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
Pressure from competitors may reduce our sales and profits.
The retail industry is highly competitive. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies, including mobile and online shopping. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. Some of our current or potential competitors have greater financial resources than we do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors or that doing so will not require substantial capital expenditures. Please see “Item 1. Business” for further discussion of the effect of competition on our operations.
A downturn or changes in economic conditions, including those caused by the coronavirus COVID-19, could impact our sales or profitability.
Deterioration in economic conditions, for example because of the coronavirus pandemic and government measures to combat it, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. Adverse economic conditions could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns or reduce our profitability due to lower margins. Other factors that could result in or exacerbate adverse economic conditions include a recession, inflation, higher unemployment, consumer debt levels, trade disputes, as well as adverse weather conditions, epidemics, terrorism or international conflict.

Furthermore, factors that could adversely affect consumer disposable income could decrease our customers’ spending on products we sell. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to, the pandemic and other adverse economic conditions described above as well as increases in fuel or other energy costs and interest rates, lack of available credit, higher tax rates and other changes in tax laws, increasing healthcare costs, and changes in, decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.
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
Our business is subject to a wide array of laws and regulations. The minimum wage has increased or is scheduled to increase in multiple states, provinces and local jurisdictions. Significant legislative changes in regulations such as the health-care legislation, that impact our relationship with our workforce could increase our expenses and adversely affect our operations. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, worker safety or environmental protection, among others, could cause our expenses to increase or product recalls. In addition, if we fail to comply with applicable laws and regulations, including wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.
In addition, we are subject to laws and regulations in various jurisdictions in which we operate regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, imposes new responsibilities on us for the handling, disclosure and deletion of personal information for consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. Our efforts to comply with CCPA and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.
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
In connection with our acquisition of Family Dollar, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of February 1, 2020, our total indebtedness is $3.8 billion. In addition, we have $1.25 billion of additional borrowing availability under our revolving credit facility, less amounts outstanding for letters of credit totaling $136.9 million.
Our level of debt could have significant consequences, including the following:

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
Our Articles of Incorporation and Bylaws currently contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his/her best interest. These provisions, among other things:

•	provide that only the Board of Directors, the chairman of the Board or the chief executive officer may call special meetings of the shareholders;

•	establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings; and

•	permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock.
However, we believe that these provisions allow our Board of Directors to negotiate a higher price in the event of a takeover attempt which would be in the best interest of our shareholders.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of February 1, 2020, we operated 15,062 stores across the contiguous United States and the District of Columbia and operated 226 stores within five Canadian provinces.
The Dollar Tree segment includes 7,505 stores operating under the Dollar Tree and Dollar Tree Canada brands with stores predominantly ranging from 8,000 - 10,000 selling square feet. The Family Dollar segment includes 7,783 stores operating under the Family Dollar brand with stores predominantly ranging from 6,000 - 8,000 selling square feet. For additional information on store counts and square footage by segment for the years ended February 1, 2020 and February 2, 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Overview.”
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
Our network of distribution centers is strategically located throughout the United States to support our stores. As of February 1, 2020, we operated 24 distribution centers occupying a total of approximately 22.3 million square feet, 13 of which are primarily dedicated to serving our Dollar Tree stores and 11 distribution centers primarily serve our Family Dollar stores. Our St. George, Utah distribution center services both Family Dollar and Dollar Tree stores and we expect future distribution centers to be built with the capability to service both Dollar Tree and Family Dollar stores, including the high velocity facility that is under construction in Ocala, Florida. In addition, as a result of the H2 initiative, we ship select product from our Dollar Tree distribution centers to our Family Dollar distribution centers and in fiscal 2019, we began to ship select product from our Dollar Tree distribution centers directly to certain of our Family Dollar stores. We believe our distribution center network is currently capable of supporting approximately $29.5 billion in annual sales in the United States. Except for 0.4 million square feet of our distribution center in San Bernardino, California, all of our distribution center capacity is owned.
Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems. With the exception of three of our facilities, each of our distribution centers in the United States also contains automated conveyor and sorting systems.
Distribution services in Canada are provided by a third party from facilities in British Columbia and Ontario.
During fiscal 2019, we consolidated our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia, which is located in an approximately 0.5 million square foot office tower that we own in the Summit Pointe development in Chesapeake, Virginia. We continue to own our facility in Matthews, North Carolina, which occupies approximately 0.3 million square feet. We are also developing additional parcels on our Summit Pointe property for mixed-use purposes.
For more information on financing of our new and expanded stores, distribution centers and the Summit Pointe development activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Funding Requirements.”

Item 3. Legal Proceedings
From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:

•	employment-related matters;

•	infringement of intellectual property rights;

•	personal injury/wrongful death claims;

•	real estate matters;

•	environmental and safety issues; and

•	product safety matters, which may include regulatory matters.
In addition, we are currently defendants in national and state proceedings described in Note 5 to our consolidated financial statements under the caption “Contingencies.”
We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the period or year in which they are reserved or resolved. Based on the information available, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, we may be unable to express an opinion as to the outcome of those matters which are not close to being resolved and may be unable to estimate a loss or potential range of loss.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market® under the symbol “DLTR.” As of March 16, 2020, we had 2,377 shareholders of record.
During fiscal 2019, we repurchased 1,967,355 shares of common stock on the open market at an average cost of $101.66 per share and a total cost of approximately $200.0 million. None of such repurchases occurred in the fourth quarter of fiscal 2019. We did not repurchase any shares of common stock on the open market in fiscal 2018 or fiscal 2017. At February 1, 2020, we had $800.0 million remaining under Board repurchase authorization.
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. Management does not anticipate paying dividends on our common stock in the foreseeable future.
Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended February 1, 2020, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on January 31, 2015, and, in each of the foregoing indices on January 31, 2015, and that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dollar Tree, Inc., the S&P 500 Index, and S&P Retailing Index

$300
$250
$200
$150
$100
$50
$0
1/31/15
1/30/16
1/28/17
2/3/18
2/2/19
2/1/20
Dollar Tree, Inc.
S&P 500
S&P Retailing Index

*$100 invested on 1/31/15 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	Year Ended
	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020
Dollar Tree, Inc.	$100.00	$114.37	$104.15	$153.07	$135.99	$122.46
S&P 500 Index	100.00	99.33	119.24	150.73	147.24	179.17
S&P Retailing Index	100.00	118.07	140.38	203.32	216.05	253.36

Item 6. Selected Financial Data
The following table presents a summary of our selected financial data for the fiscal years ended February 1, 2020, February 2, 2019, February 3, 2018, January 28, 2017, and January 30, 2016. Fiscal 2017 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected statement of operations and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial information found elsewhere in this report.
As a result of the acquisition of Family Dollar on July 6, 2015, the statement of operations data below for the year ended January 30, 2016 includes the results of operations of Family Dollar since that date.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores or adding new stores through mergers or acquisitions. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded or remodeled during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand. We report our comparable store net sales on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year’s comparable store net sales in Canada using the prior year’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance.
Both our Dollar Tree stores and our acquired Family Dollar stores are included in the comparable store net sales calculation for the years ended February 3, 2018 and forward. For all prior years, only our Dollar Tree stores are included in the comparable store net sales calculation.
Net sales per selling square foot is calculated based on total net sales for the reporting period divided by the average selling square footage during the period. Selling square footage excludes the storage, receiving and office space that generally occupies approximately 19% of the total square footage of our stores. We believe that net sales per selling square foot more accurately depicts the productivity and operating performance of our stores as it isolates that portion of our footprint that is dedicated to selling merchandise. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.
In the fourth quarter of 2019 and 2018, we recorded non-cash pre-tax and after-tax goodwill impairment charges related to our Family Dollar reporting unit of $313.0 million and $2.73 billion, respectively. These impairment charges are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations for the years ended February 1, 2020 and February 2, 2019. As a result of these goodwill impairment charges, diluted earnings per share decreased by $1.31 and $11.46 per share for the years ended February 1, 2020 and February 2, 2019, respectively. For additional information regarding the impairment of the Family Dollar goodwill, refer to Note 3 to our consolidated financial statements.
As a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, net income and diluted net income per share for the year ended February 3, 2018 increased by $583.7 million and $2.45 per share, respectively.
Amounts in the following tables are in millions, except per share data, number of stores data, net sales per selling square foot data and inventory turns.

	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Statement of Operations Data:
Net sales	$23,610.8	$22,823.3	$22,245.5	$20,719.2	$15,498.4
Gross profit	7,040.7	6,947.5	7,021.9	6,394.7	4,656.7
Selling, general and administrative expenses	5,778.5	7,887.0	5,022.8	4,689.9	3,607.0
Operating income (loss)	1,262.2	(939.5)	1,999.1	1,704.8	1,049.7

	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Net income (loss)	827.0	(1,590.8)	1,714.3	896.2	282.4
Margin Data (as a percentage of net sales):
Gross profit	29.8%	30.4%	31.6%	30.8%	30.1%
Selling, general and administrative expenses	24.5%	34.5%	22.6%	22.6%	23.3%
Operating income (loss)	5.3%	(4.1)%	9.0%	8.2%	6.8%
Net income (loss)	3.5%	(7.0)%	7.7%	4.3%	1.8%
Per Share Data:
Diluted net income (loss) per share(1)	$3.47	$(6.69)	$7.21	$3.78	$1.26
Diluted net income (loss) per share increase (decrease)	151.9%	(192.8)%	90.7%	200.0%	(56.6)%

	As of
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$539.2	$422.1	$1,097.8	$870.4	$740.1
Working capital	722.9	2,197.6	1,717.2	1,832.1	1,840.5
Total assets	19,574.6	13,501.2	16,332.8	15,701.6	15,901.2
Total debt	3,800.0	4,300.0	5,732.7	6,391.8	7,465.5
Total operating lease liabilities	6,258.8	—	—	—	—
Shareholders’ equity	6,254.8	5,642.9	7,182.3	5,389.5	4,406.9

	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Selected Operating Data:
Number of stores open at end of period	15,288	15,237	14,835	14,334	13,851
Dollar Tree	7,505	7,001	6,650	6,360	5,954
Family Dollar	7,783	8,236	8,185	7,974	7,897
Gross square footage at end of period	149.8	148.3	143.9	138.8	132.1
Dollar Tree	80.6	75.4	71.6	68.5	64.2
Family Dollar	69.2	72.9	72.3	70.3	67.9
Selling square footage at end of period	121.3	120.1	116.6	112.4	108.4
Dollar Tree	64.6	60.3	57.3	54.7	51.3
Family Dollar	56.7	59.8	59.3	57.7	57.1
Selling square footage annual growth(3)	1.0%	3.0%	3.7%	3.7%	10.3%
Net sales annual growth(2)	3.5%	2.6%	7.4%	8.6%	8.5%
Comparable store net sales increase(2)	1.8%	1.7%	1.9%	1.8%	2.1%
Net sales per selling square foot(3)	$196	$193	$194	$188	$191
Net sales per store(3)	$1.5	$1.5	$1.5	$1.5	$1.6
Selected Financial Ratios:
Return on assets(3)	5.0%	(10.7)%	10.7%	5.7%	11.4%
Return on equity(3)	13.9%	(24.8)%	27.3%	18.3%	31.5%
Inventory turns(3)	4.0	4.1	4.4	4.1	4.5

(1) Diluted net income (loss) per share for the year ended February 2, 2019 has been revised to reflect the immaterial correction of an error.
(2) Family Dollar was included in the determination of these items for the years ended February 3, 2018 and forward
(3) Family Dollar was included in the determination of these items for the years ended January 28, 2017 and forward

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of Form 10-K generally discusses 2019 and 2018 events and results and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including, factors that affect our business, analysis of annual changes in certain line items in the consolidated financial statements, performance of each of our operating segments, expenditures incurred for capital projects and sources of funding for future expenditures. As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements and related notes, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Unless otherwise indicated, references to “we,” “our” or “us” refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. They are listed below:

•	Coronavirus Pandemic

◦
In March 2020, infections of the coronavirus COVID-19 had become pandemic with persons testing positive in all fifty states and the District of Columbia. With the possibility of widespread infection in the United States and abroad, national, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. The Company has been classified as an essential business in certain jurisdictions that have decided that issue to date, and we have been allowed to remain open. However, we can give no assurance that that will not change in the future and we may also be forced to close stores or other facilities for other reasons such as the health of our associates or because of disruptions in the continued operation of our supply chain and sources of supply. Other economic effects of the COVID-19 pandemic are difficult to predict and may adversely impact our results of operations or business condition.

•	Integration of Family Dollar

◦
In 2018, based on our strategic and operational reassessment of the Family Dollar segment following challenges that the business experienced that impacted our ability to grow the business at the originally estimated rate when we acquired Family Dollar in 2015, management determined there were indicators that the goodwill of the business may be impaired. Accordingly, a goodwill impairment test was performed in the fourth quarter of fiscal 2018 and we performed our annual impairment test in 2019. The results of the impairment tests showed that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in $313.0 million and $2.73 billion non-cash pre-tax and after-tax goodwill impairment charges in the fourth quarters of fiscal 2019 and 2018, respectively.

◦
In March 2019, we announced plans for a store optimization program for Family Dollar. For fiscal 2019, this program included rolling out a new model for both new and renovated Family Dollar stores, internally known as H2, re-bannering selected stores to the Dollar Tree brand, closing under-performing stores, and installing adult beverages and expanding freezers and coolers in selected stores. We plan to continue to roll out the H2 concept to more stores, increase the number of stores with adult beverages and expand freezers and coolers in selected stores in 2020.

◦	In fiscal 2019, we substantially completed our consolidation of our store support centers in Matthews, North Carolina and Chesapeake, Virginia to our Summit Pointe development in Chesapeake, Virginia.

•	Supply Chain

◦	In the third quarter of 2018, we opened a new 1.2 million square foot distribution center in Warrensburg, Missouri.

◦	In the third quarter of 2019, we opened a new 1.2 million square foot distribution center in Morrow County, Ohio.

◦	In fiscal 2019, we began construction of a new 1.2 million square foot distribution center in Rosenberg, Texas which is expected to be operational in the third quarter of 2020.

◦
In fiscal 2019, we announced plans to construct a new high velocity distribution center in Ocala, Florida that will provide service directly to Dollar Tree and Family Dollar stores throughout Florida and parts of the Southeast and will be built in two phases eventually comprising a 1.7 million square foot facility.

•	Long-term Debt

◦	During the first quarter of 2018, we redeemed our $750.0 million acquisition notes and accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million.

◦	During the first quarter of 2018, we refinanced our long-term debt obligations as follows:

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

◦	During the fourth quarter of 2018, we prepaid the $782.0 million outstanding under the term loan facility and accelerated the expensing of $1.5 million of deferred financing costs.

◦	During the fourth quarter of 2019, we prepaid $500.0 million of the $750.0 million Senior Floating Rate Notes due 2020 and accelerated the expensing of $0.3 million of deferred financing costs.
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
At February 1, 2020, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the years ended February 1, 2020 and February 2, 2019 is as follows:

	Year Ended
	February 1, 2020			February 2, 2019
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,001	8,236	15,237	6,650	8,185	14,835
New stores	348	170	518	320	226	546
Re-bannered stores	200	(200)	—	52	(53)	(1)
Closings	(44)	(423)	(467)	(21)	(122)	(143)
Ending	7,505	7,783	15,288	7,001	8,236	15,237
Relocations	47	15	62	54	13	67

Selling Square Feet (in millions):
Beginning	60.3	59.8	120.1	57.3	59.3	116.6
New stores	3.0	1.3	4.3	2.7	1.7	4.4
Re-bannered stores	1.5	(1.5)	—	0.4	(0.4)	—
Closings	(0.4)	(2.9)	(3.3)	(0.2)	(0.8)	(1.0)
Relocations	0.2	—	0.2	0.1	—	0.1
Ending	64.6	56.7	121.3	60.3	59.8	120.1

Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened in 2019 was approximately 8,600 selling square feet (or about 10,640 gross square feet) for the Dollar Tree segment and 7,770 selling square feet (or about 9,630 gross square feet) for the Family Dollar segment. For 2020, we continue to plan to open stores that are approximately 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet) for the Dollar Tree segment and approximately 7,000 - 9,000 selling square feet (or about 9,000 - 11,000 gross square feet) for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
Fiscal 2019 and fiscal 2018 which ended on February 1, 2020 and February 2, 2019, respectively, each included 52 weeks. Fiscal 2017 ended on February 3, 2018 and included 53 weeks, commensurate with the retail calendar. The 53rd week in 2017 added approximately $406.6 million in sales.
In fiscal 2019, comparable store net sales increased by 1.8% on a constant currency basis, as a result of increases in average ticket and customer count. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year’s comparable store net sales in Canada using the prior year’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Including the impact of Canadian currency fluctuations, comparable store net sales increased the same 1.8%. On a constant currency basis, comparable store net sales increased 2.3% in the Dollar Tree segment and increased 1.4% in the Family Dollar segment in fiscal 2019. In the Dollar Tree segment, customer count increased 1.3% and average ticket increased 1.0%. In the Family Dollar segment, an increase of 1.8% in average ticket was partially offset by a decrease in customer count of 0.4%. Including the impact of currency, comparable store net sales in the Dollar Tree segment increased 2.2%. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Dollar Tree Initiatives
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in 2019 and as of February 1, 2020, the Dollar Tree banner had frozen and refrigerated merchandise in approximately 6,155 stores compared to approximately 5,665 stores at February 2, 2019. In 2018, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of February 1, 2020, we have Snack Zone in more than 2,100 Dollar Tree stores and we plan to incorporate Snack Zone in 500 new and existing stores in fiscal 2020. We believe these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers. We expect to open approximately 350 Dollar Tree stores in fiscal 2020.
Family Dollar Initiatives
As announced in March 2019, we executed a store optimization program in fiscal 2019 for our Family Dollar stores to improve performance. Included in that program was a roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. We tested the H2 model in 2018 on a limited basis with positive results. This H2 model has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 has increased traffic and provided an average comparable store net sales lift in excess of 10% in the first year following renovation. H2 performs well in a variety of locations and especially in locations where Family Dollar has been most challenged in the past. We began 2019 with approximately 200 H2 stores and as of February 1, 2020, we have approximately 1,535 H2 stores. We plan to renovate approximately 1,250 stores to the H2 format in fiscal 2020. In addition, we installed adult beverage product in approximately 620 stores in 2019 and plan to add it to approximately 1,000 more stores in 2020. We believe the addition of adult beverage to our assortment will drive traffic to our stores. We expect to open approximately 200 Family Dollar stores in fiscal 2020, which are expected to be in the H2 format.
As a part of the fiscal 2019 store optimization program at Family Dollar, we closed 423 under performing stores and incurred approximately $42.5 million in store closure costs related to markdowns, labor and the disposal of fixed assets. In 2020, we plan to close approximately 100 stores at the end of their lease terms. We also re-bannered 200 Family Dollar stores to the Dollar Tree brand in 2019.
As part of our continuing integration of Family Dollar’s organization and support functions, in 2019 we consolidated our store support centers in Matthews, North Carolina and Chesapeake, Virginia to our Summit Pointe development in Chesapeake, Virginia. Approximately 30 percent of the Matthews associates, including more than 50 percent of the officers and directors, invited to move to Chesapeake agreed to do so. The consolidation was substantially completed in fiscal 2019 and we incurred pre-tax expense of approximately $28.2 million in 2019 in connection with the consolidation.
Other Items
Additionally, the following items have already impacted or could impact our business or results of operations during 2020 or in the future:

•
The Office of the United States Trade Representative (USTR) previously imposed tariffs under Section 301 against Chinese goods described on Lists 1, 2, and 3 at a rate of 25%. On September 1, 2019, goods described on List 4A became subject to tariffs at the rate of 15%. On February 14, 2020, the tariff rate on List 4A goods declined to 7.5%.

•
During 2019 we were able to negotiate price concessions from vendors on certain products, cancel orders, change product sizes and specifications, change our product mix and change vendors in order to mitigate most of the potential adverse effects of the tariffs under Lists 1, 2 and 3 on the Dollar Tree and Family Dollar segments through January 2020. Due to the timing of the List 4A tariffs, we were not able to significantly mitigate these tariffs in 2019. As a result, in the fourth quarter of 2019, Section 301 tariffs increased our costs of goods sold by approximately $29.0 million.

•
We believe that the annualization of these tariffs under Section 301 will increase cost of goods sold in 2020 by approximately $47.0 million as compared to 2019, with the majority of this increase affecting the first half of 2020.

•
We will continue to assess the future impact of these tariffs. We can give no assurances as to the final scope, duration, or impact of any existing or future tariffs. The tariffs could have a material adverse effect on our business and results of operations in 2020.

•	We anticipate higher import freight costs continuing into 2020 based on our April 2019 rate negotiations and the commencement in January 2020 of low sulphur fuel requirements for ships.

•	We also anticipate higher promotional activity in the first quarter of 2020 in the Family Dollar segment as we rebuild our discretionary assortment.
We must continue to control our merchandise costs, inventory levels and our general and administrative expenses as increases in these items could negatively impact our operating results.
Results of Operations

	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.2%	69.6%	68.4%
Gross profit	29.8%	30.4%	31.6%
Selling, general and administrative expenses, excluding Goodwill impairment and Receivable impairment	23.2%	22.6%	22.5%
Goodwill impairment	1.3%	11.9%	—%
Receivable impairment	—%	—%	0.1%
Selling, general and administrative expenses	24.5%	34.5%	22.6%
Operating income (loss)	5.3%	(4.1)%	9.0%
Interest expense, net	0.6%	1.6%	1.3%
Other income, net	—%	—%	—%
Income (loss) before income taxes	4.7%	(5.7)%	7.7%
Provision for income taxes	1.2%	1.3%	—%
Net income (loss)	3.5%	(7.0)%	7.7%
Fiscal year ended February 1, 2020 compared to fiscal year ended February 2, 2019
Net Sales. Net sales increased 3.5%, or $787.5 million, in 2019 compared to 2018, resulting from increases in comparable store net sales in the Dollar Tree and Family Dollar segments and sales of $796.3 million at new stores, partially offset by lost sales resulting from store closures primarily on the Family Dollar segment. Comparable store net sales increased 1.8% on a constant currency basis as a result of a 1.2% increase in average ticket and a 0.6% increase in customer count. Comparable store net sales increased the same 1.8% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 2.3% in the Dollar Tree segment and increased 1.4% in the Family Dollar segment. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Gross profit. Gross profit increased $93.2 million or 1.3%, to $7,040.7 million in 2019 compared to $6,947.5 million in 2018. Gross profit margin decreased to 29.8% in 2019 from 30.4% in 2018. Our gross profit margin decrease was due to the following:

•
Merchandise cost, including freight, increased approximately 25 basis points resulting from higher tariffs, higher freight costs, and higher sales of lower margin consumable merchandise, primarily in the Family Dollar segment, partially offset by improved initial mark-on.

•	Shrink costs increased approximately 15 basis points in 2019 due to unfavorable inventory results, primarily in the Family Dollar segment.

•	Distribution costs increased approximately 15 basis points resulting primarily from higher distribution center payroll costs and higher depreciation.

•	Occupancy costs increased approximately 10 basis points resulting from higher real estate tax expense.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $5,778.5 million in 2019 from $7,887.0 million in 2018, a decrease of $2,108.5 million or 26.7%. We recorded non-cash goodwill impairment charges of $313.0 million and $2,727.0 million in fiscal 2019 and fiscal 2018, respectively. The goodwill impairments are discussed further in Note 3 to our consolidated financial statements. Excluding the goodwill impairment charges in 2019 and 2018, selling, general and administrative expenses increased $305.5 million or 5.9% in 2019 and increased to 23.2% from 22.6%, as a percentage of net sales. This increase in selling, general and administrative expenses was a result of the following:

•
Operating and corporate expenses increased approximately 40 basis points resulting from increased costs related to the consolidation of our store support centers, costs related to the disposal of fixed assets due to store closures in conjunction with the Family Dollar store optimization program, higher legal expenses and increased debit and credit fees resulting from higher penetration.

•
Payroll expenses increased approximately 15 basis points primarily due to average hourly rate increases and additional hours, including higher temporary help expenses, to support store-level initiatives. These increases were partially offset by decreased retirement plan contributions.

Operating income (loss). Operating income was $1,262.2 million in 2019 compared to an operating loss of $939.5 million in 2018. Excluding the non-cash goodwill impairment charges in 2019 and 2018, operating income decreased to $1,575.2 million in 2019 compared with $1,787.5 million in 2018 and operating income margin decreased to 6.7% in 2019 from 7.8% in 2018 due to the reasons noted above.
Interest expense, net. Interest expense, net was $162.1 million in 2019 compared to $370.0 million in 2018. The prior year included prepayment premiums totaling $114.3 million and the acceleration of the expensing of $41.2 million of amortizable non-cash deferred financing costs related to the debt refinancing in the first quarter of 2018. In addition, our 2018 debt refinancing resulted in lower interest rates and the prepayment of the $782.0 million Term Loan Facility in the fourth quarter of 2018 resulted in our having less debt outstanding.
Income taxes. Our effective tax rate in 2019 was 24.7% compared to 21.5% in 2018. The increase in 2019 is a result of the effect of the goodwill impairment charges in 2019 and 2018 that are not tax deductible. The 2019 effective tax rate includes the benefit of the reversal of a valuation allowance of $24.6 million. The 2018 effective tax rate includes an additional benefit of $16.2 million related to the completion of our analysis of the tax effects of the Tax Cuts and Jobs Act (“TCJA”).
Segment Information
We operate a chain of more than 15,200 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. In the current year, we identified Corporate and support costs, mainly store support center costs that are considered shared services, and excluded these selling, general and administrative costs from our two reporting business segments. These costs include operating expenses for our store support centers in Chesapeake, Virginia and Matthews, North Carolina. During fiscal 2019, we consolidated our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia. We continue to own our facility in Matthews, North Carolina. Prior year amounts have been reclassified to be comparable to the current year presentation.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended
	February 1, 2020		February 2, 2019		February 3, 2018
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$12,507.9		$11,712.1		$11,164.4
Gross profit	4,342.9	34.7%	4,137.5	35.3%	3,998.5	35.8%
Operating income	1,657.8	13.3%	1,645.9	14.1%	1,616.8	14.5%
Fiscal year ended February 1, 2020 compared to fiscal year ended February 2, 2019
Net sales for the Dollar Tree segment increased 6.8%, or $795.8 million in 2019 compared to 2018 due to sales from new stores of $586.9 million and a comparable store net sales increase of 2.3% on a constant currency basis resulting from increases in customer count and average ticket of 1.3% and 1.0%, respectively.
Gross profit margin for the Dollar Tree segment decreased to 34.7% in 2019 from 35.3% in 2018. The decrease is due to the following:

•	Merchandise cost, including freight, increased approximately 40 basis points primarily due to higher tariffs and higher freight costs, partially offset by improved initial mark-on.

•	Distribution costs increased approximately 10 basis points primarily due to higher distribution center payroll and depreciation costs.
Operating income margin for the Dollar Tree segment decreased to 13.3% in 2019 compared to 14.1% in 2018. The decrease in operating income margin in 2019 was the result of lower gross profit margin as noted above and increased selling, general and administrative expenses. Selling, general and administrative expenses, as a percentage of net sales, increased to 21.4% in 2019 compared to 21.2% in 2018 as a result of the net of the following:

•
Payroll expenses increased approximately 15 basis points due to higher store hourly payroll costs resulting from average hourly rate increases and additional hours to support store-level initiatives, partially offset by lower retirement plan expense.

•	Operating expenses increased approximately 10 basis points primarily due to increased debit and credit fees resulting from higher debit and credit card penetration in the current year.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	Year Ended
	February 1, 2020		February 2, 2019		February 3, 2018
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$11,102.9		$11,111.2		$11,081.1
Gross profit	2,697.8	24.3%	2,810.0	25.3%	3,023.4	27.3%
Operating income (loss)	(81.0)	(0.7)%	(2,320.0)	(20.9)%	630.0	5.7%

Fiscal year ended February 1, 2020 compared to fiscal year ended February 2, 2019
Net sales for the Family Dollar segment decreased $8.3 million or 0.1% in 2019 compared to 2018 as a result of the store closures associated with the store optimization program. The lost sales were partially offset by a comparable store net sales increase of 1.4% and $209.4 million of new stores sales. Average ticket increased 1.8% and customer count decreased 0.4% in 2019.
Gross profit for the Family Dollar segment decreased $112.2 million or 4.0% in 2019 compared to 2018. The gross profit margin for Family Dollar decreased to 24.3% in 2019 compared to 25.3% in 2018. The decrease is due to the following:

•
Merchandise cost, including freight, increased approximately 40 basis points, primarily due to higher sales of lower margin consumable merchandise and higher freight costs, partially offset by higher initial mark-on.

•	Shrink costs increased approximately 30 basis points resulting from unfavorable physical inventory results in the current year.

•	Distribution costs increased approximately 15 basis points resulting primarily from higher merchandising and distribution payroll-related costs.

•	Occupancy costs increased approximately 15 basis points resulting primarily from higher real estate tax expense.
Operating loss margin for the Family Dollar segment decreased to 0.7% in 2019 from 20.9% in 2018. The operating losses in 2019 and 2018 were the result of $313.0 million and $2,727.0 million non-cash goodwill impairment charges, respectively. Excluding the goodwill impairment charges in 2019 and 2018, operating income margin for the Family Dollar segment decreased to 2.1% in 2019 from 3.7% in 2018, due to the gross profit margin decrease noted above and increased selling, general and administrative expenses, as a percentage of net sales. Excluding the goodwill impairments in 2019 and 2018, selling, general and administrative expenses, as a percentage of net sales, were 22.2% in 2019, compared to 21.6% in 2018. The increase in selling, general and administrative expenses, as a percentage of net sales, was due to the net of the following:

•
Operating expenses increased approximately 45 basis points resulting primarily from higher costs related to the disposal of fixed assets in connection with the store optimization program, higher legal expenses, higher debit and credit fees resulting from higher debit and credit card penetration and higher store supplies expense to support the H2 initiative.

•
Payroll expenses increased approximately 15 basis points primarily due to average hourly rate increases and additional hours, including increased temporary help expenses, to support store-level initiatives, partially offset by lower insurance expenses.

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
The following table compares cash-flow related information for the years ended February 1, 2020, February 2, 2019 and February 3, 2018:

	Year Ended
	February 1,	February 2,	February 3,
(in millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$1,869.8	$1,766.0	$1,510.2
Investing activities	(1,020.2)	(816.7)	(627.9)
Financing activities	(709.8)	(1,599.9)	(651.5)
Operating Activities
Net cash provided by operating activities increased $103.8 million in 2019 compared to 2018 primarily as a result of lower cash payments for inventory, partially offset by lower current year earnings, net of non-cash items and a decrease in accounts payable.

Investing Activities
Net cash used in investing activities increased $203.5 million in 2019 compared with 2018 primarily due to increased capital expenditures related to the Family Dollar segment store optimization program, including H2 renovations and re-banners, partially offset by grant money received from state and local governments for our Summit Pointe development.
Financing Activities
Net cash used in financing activities decreased $890.1 million in 2019 compared to 2018 primarily due to our debt refinancing in 2018, which resulted in debt payments exceeding the proceeds of long-term debt by $656.9 million and the payment of $155.3 million of debt-issuance and extinguishment costs. We also prepaid the $782.0 million term loan facility in fiscal 2018. In fiscal 2019, we prepaid $500.0 million of our $750.0 million Floating Rate Notes and paid $200.0 million for 2019 stock repurchases.
At February 1, 2020, our long-term borrowings were $3.8 billion and we had $1.25 billion available under our revolving credit facility, less amounts outstanding for standby letters of credit totaling $136.9 million. For additional detail on our long-term borrowings and other commitments, refer to the discussion of Funding Requirements below, as well as Note 5 and Note 6 to our consolidated financial statements.
Share Repurchases
We repurchased 1,967,355 shares of common stock on the open market for $200.0 million in fiscal 2019. There were no shares repurchased on the open market in fiscal 2018 or 2017. At February 1, 2020, we have $800.0 million remaining under Board repurchase authorization.
Funding Requirements
Overview
We expect our cash needs for opening new stores and expanding and renovating existing stores in fiscal 2020 to total approximately $575.9 million, which includes capital expenditures, initial inventory and pre-opening costs.
Our estimated capital expenditures for fiscal 2020 are approximately $1.2 billion, including planned expenditures for our new and expanded stores, approximately 1,250 planned H2 renovations of Family Dollar segment stores, the construction of two new distribution centers and the development of additional parcels on our Summit Pointe property, located in Chesapeake, Virginia, for mixed-use purposes. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the foreseeable future from net cash provided by operations and potential borrowings under our revolving credit facility.
The following tables summarize our material contractual obligations at February 1, 2020, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Lease Financing
Operating lease obligations	$7,458.3	$1,435.5	$1,350.8	$1,150.3	$927.6	$711.0	$1,883.1
Long-term Borrowings
Principal	3,800.0	250.0	300.0	—	1,000.0	—	2,250.0
Interest	784.7	145.4	129.2	129.7	104.2	92.0	184.2
Total obligations	$12,043.0	$1,830.9	$1,780.0	$1,280.0	$2,031.8	$803.0	$4,317.3

Commitments	Total	Expiring in 2020	Expiring in 2021	Expiring in 2022	Expiring in 2023	Expiring in 2024	Thereafter
Letters of credit and surety bonds	$340.9	$333.5	$6.8	$0.5	$0.1	$—	$—
Purchase obligations	123.2	47.8	30.3	22.4	17.5	5.2	—
Total commitments	$464.1	$381.3	$37.1	$22.9	$17.6	$5.2	$—
Lease Financing
Operating lease obligations. Refer to Note 7 to our consolidated financial statements for information on our operating leases. The obligation above includes amounts for leases that were signed prior to February 1, 2020 for stores that were not yet open on February 1, 2020.

Long-term Borrowings
In the first quarter of 2018, we redeemed our $750.0 million acquisition notes and accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million.
Additionally, in the first quarter of 2018, we completed the registered offering of $750.0 million aggregate principal amount of Senior Floating Rate Notes due 2020, $1.0 billion aggregate principal amount of 3.70% Senior Notes due 2023, $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2025 and $1.25 billion aggregate principal amount of 4.20% Senior Notes due 2028. We also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2.03 billion in senior credit facilities, consisting of a $1.25 billion revolving credit facility and a $782.0 million term loan facility. We used the proceeds of these borrowings and cash on hand to repay all of the outstanding loans under our then-existing senior secured credit facilities and acquisition notes, resulting in the acceleration of the expensing of $41.2 million of deferred financing costs and the incurrence of $114.3 million in prepayment penalties. In the fourth quarter of 2018, we prepaid in full the $782.0 million term loan facility and in the fourth quarter of 2019, we prepaid $500.0 million of the $750.0 million Senior Floating Rate Notes due 2020.
In addition, upon the acquisition of Family Dollar in 2015, we assumed the liability for $300.0 million of 5.00% senior notes due February 1, 2021.
The interest on our long-term borrowings represents the interest payments on the foregoing long-term borrowings that were outstanding at February 1, 2020 using the interest rates for each at February 1, 2020.
For additional information on our long-term borrowings, please refer to Note 6 to our consolidated financial statements.
Commitments
Letters of credit and surety bonds. We have $330.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $134.7 million was committed to letters of credit issued for routine purchases of imported merchandise at February 1, 2020.
We also have approximately $136.9 million of letters of credit outstanding that serve as collateral for our large-deductible insurance programs and $69.3 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores and self-insured insurance programs.
Purchase obligations. We have commitments totaling approximately $123.2 million related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores.
Critical Accounting Policies
The preparation of financial statements requires the use of estimates. Certain of our estimates require a high level of judgment and have the potential to have a material effect on the financial statements if actual results vary significantly from those estimates. Following is a discussion of the policies that we consider critical.
Inventory Valuation
As discussed in Note 1 to our consolidated financial statements under the caption “Merchandise Inventories,” inventories at the distribution centers are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or net realizable value when markdowns are taken as a reduction of the retail value of inventories on a timely basis.
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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at February 1, 2020 is based on estimated shrink for most of 2019, including the fourth quarter. The amounts recorded in the current year reflect the Dollar Tree and Family Dollar segments’ historical results. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described.
Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or net realizable value each year on a consistent basis.
Self-Insurance Liabilities
The liabilities related to our self-insurance programs for workers’ compensation and general liability are estimates that require judgment and the use of assumptions. Semiannually, we obtain third-party actuarial valuations to aid in valuing the liabilities and in determining the amount to accrue during the year. These actuarial valuations are estimates based on our historical loss development factors and the related accruals are adjusted as management’s estimates change.
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
The Family Dollar goodwill and trade name comprise a substantial portion of our goodwill and indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar goodwill and trade name impairment evaluations is critical. The computations require management to make estimates and assumptions and actual results may differ significantly, particularly if there are significant adverse changes in the operating environment. Critical assumptions that are used as part of the Family Dollar goodwill evaluation include:

•
The potential future revenue, EBITDA and cash flows of the reporting unit. The projections use management’s assumptions about economic and market conditions over the projected period as well as our estimates of future performance and reporting unit revenue, gross margin, expenses and other factors. The resulting revenue, EBITDA and cash flow estimates are based on our most recent business operating plans, and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions, estimates and rates used in our fiscal 2019 impairment evaluations are reasonable; however, variations in the assumptions, estimates and rates could result in significantly different estimates of fair value.

•
Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for our Family Dollar reporting unit. The weighted-average cost of capital used to discount the cash flows for our evaluation was 8.25% for our fiscal 2019 analysis.
Indefinite-lived intangible assets, such as the Family Dollar trade name, are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluations are performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. We estimate the fair value of our trade name intangible asset based on an income approach using the relief-from-royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are inherently uncertain. The discount rate includes a premium compared to the discount used for the Family Dollar goodwill impairment evaluation due to the inherently higher risk profile of intangible assets compared to the overall reporting unit.
Our impairment evaluations of goodwill resulted in non-cash impairment charges of $313.0 million and $2.73 billion in fiscal 2019 and 2018, respectively, related to the Family Dollar reporting unit. No goodwill impairment charges were recorded in fiscal 2017. Our evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2019, 2018 or 2017. Based on the result of the evaluation, the fair value of the Family Dollar trade name was within 1.5% of its carrying value.
For additional information on goodwill and indefinite-lived intangible assets, including the related impairment evaluations, refer to Note 3 to our consolidated financial statements. For additional information on uncertainties associated with the key assumptions and any potential events and/or circumstances that could have a negative effect on the key assumptions, please refer to “Item 1A. Risk Factors” and elsewhere within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our assumptions and related estimates change in the future, we may be required to record impairment charges against earnings in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements for a detailed description of recent accounting pronouncements.

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
Interest Rate Risk
At February 1, 2020, our variable rate debt consists of our $250.0 million Senior Floating Rate Notes due April 2020. A hypothetical increase of one percentage point on these notes would not materially affect our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019, due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the carrying value of goodwill and trade name intangible asset in the Family Dollar operating segment
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company performs goodwill and trade name intangible asset impairment testing on an annual basis and when events and changes in circumstances indicate possible impairment of these assets. Total recorded goodwill as of February 1, 2020 was $2.0 billion, or 10.1% of total assets. Of this amount, the goodwill balance for the Family Dollar reporting unit, which is also the Family Dollar operating segment, was $1.6 billion, after the effect of a $313 million current year impairment. The Family Dollar trade name intangible asset was $3.1 billion as of February 1, 2020.

We identified the assessment of the carrying value of goodwill and trade name in the Family Dollar operating segment as a critical audit matter. The assumptions utilized to calculate the fair value of the operating segment, which included revenue growth rates; earnings before interest, taxes, depreciation and amortization (EBITDA) margins; and discount rate, as well as the assumptions used to calculate the fair value of the trade name intangible asset, which included revenue growth rates, discount rate, and royalty rate (collectively “key assumptions”) involved subjective auditor judgment. Minor changes to those key assumptions could have a significant effect on the assessment of the carrying value of the goodwill and trade name which resulted in a high degree of subjectivity in performing the associated audit procedures.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill and trade name impairment assessment process, including controls related to the determination of the fair value of the assets, the development of the revenue growth rates, EBITDA margins, and the assumptions used to develop the discount rates and royalty rate. We performed sensitivity analyses over certain key assumptions to assess their impact on the Company’s determination of the fair values of the Family Dollar reporting unit and the trade name intangible asset. We compared the Company’s historical forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s revenue growth rates reflected in the forecasted revenues for the Family Dollar operating segment by comparing the store sales growth assumptions to historical results. We also evaluated assumptions related to new store openings and renovations through comparison to the Company’s forecasted capital expenditures and its known store openings and renovations. We involved valuation professionals with specialized skills and knowledge who assisted in:

•	evaluating the Company’s revenue growth rates and EBITDA margins based on publicly available market data for comparable entities;

•
assessing the Company’s discount rates and royalty rate by comparing the Company’s inputs to the discount and royalty rates to publicly available market data for comparable companies and assessing the resulting rates; and

•
evaluating (1) the Family Dollar operating segment’s fair value using the related cash flow forecast and discount rate, as well as (2) the trade name’s fair value using the related discount rate and royalty rate, and comparing the results to the Company’s fair value estimate.

Evaluation of estimated self-insurance liability
As discussed in Note 1 to the consolidated financial statements, the Company employs an actuary to estimate its self-insurance liability. As of February 1, 2020, the Company recorded an estimated liability of $310 million.
We identified the evaluation of the estimated self-insurance liability as a critical audit matter. The estimation process involves auditor judgment and actuarial expertise to evaluate the actuarial methods and assumptions that are used to estimate future claim payments. Specifically, the evaluation includes the assumptions related to the loss development factors and expected loss rates which are primarily driven by historical claims paid and incurred data.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s self-insurance liability estimation process, including controls related to (1) the selection of the actuarial methods and (2) the development of the key assumptions used to calculate the liability, including the historical claims paid and incurred data. We assessed the Company’s estimate of the liability by testing the underlying data, including a selection of claims data, utilized by the Company’s actuary by comparing it to relevant underlying documentation. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	assessing the Company’s actuarial methods by comparing them to generally accepted actuarial methodologies; and

•
evaluating the Company’s actuarial estimates and assumptions related to the loss development factors and expected loss rates, by comparing them to generally accepted actuarial methodologies and the Company’s historical data and trends.

Adoption of Accounting Standards Codification Topic 842, Leases
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted ASC Topic 842, Leases, on February 3, 2019. ASC Topic 842 requires, among other things, a lessee to recognize a right-of-use asset and lease liability for operating leases with a lease term greater than 12 months. As part of the adoption, $6.1 billion of right-of-use assets and $6.2 billion of lease liabilities related to operating leases were recorded in the consolidated balance sheet as of the Company’s adoption date.
We identified the assessment of the Company’s adoption of ASC Topic 842 as a critical audit matter. This is due to the subjectivity and complexity of certain assumptions inherent in the adoption and implementation, such as (1) identification of leases subject to the standard, including embedded leases, (2) future cash flows over the applicable lease term, and (3) estimation of the incremental borrowing rates used to discount the future cash flows.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s ASC Topic 842 implementation process, including controls related to the Company’s determination of the lease term, the applicable future cash flows, and the incremental borrowing rates. We read and analyzed a selection of contracts for potential embedded leases in order to evaluate the completeness of the population of leases subject to the provisions of ASC Topic 842. We inspected and assessed a sample of lease contracts and compared the relevant terms to the terms used by the Company in its underlying calculations of the right-of-use assets and operating lease liabilities. We evaluated the Company’s assessment over the adoption of ASC Topic 842 by comparing the underlying facts and circumstances in the lease contracts to the accounting treatment applied. We involved professionals with specialized skills and knowledge who assisted in assessing the judgments made by the Company relative to the incremental borrowing rates used.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.

Norfolk, Virginia
March 20, 2020

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 1,	February 2,	February 3,
(in millions, except per share data)	2020	2019	2018
Net sales	$23,610.8	$22,823.3	$22,245.5
Cost of sales	16,570.1	15,875.8	15,223.6
Gross profit	7,040.7	6,947.5	7,021.9
Selling, general and administrative expenses, excluding Goodwill impairment and Receivable impairment	5,465.5	5,160.0	5,004.3
Goodwill impairment	313.0	2,727.0	—
Receivable impairment	—	—	18.5
Selling, general and administrative expenses	5,778.5	7,887.0	5,022.8
Operating income (loss)	1,262.2	(939.5)	1,999.1
Interest expense, net	162.1	370.0	301.8
Other expense (income), net	1.4	(0.5)	(6.7)
Income (loss) before income taxes	1,098.7	(1,309.0)	1,704.0
Provision for income taxes	271.7	281.8	(10.3)
Net income (loss)	$827.0	$(1,590.8)	$1,714.3
Basic net income (loss) per share	$3.49	$(6.69)	$7.24
Diluted net income (loss) per share	$3.47	$(6.69)	$7.21
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	February 1,	February 2,	February 3,
(in millions)	2020	2019	2018
Net income (loss)	$827.0	$(1,590.8)	$1,714.3

Foreign currency translation adjustments	(1.5)	(6.0)	5.3

Total comprehensive income (loss)	$825.5	$(1,596.8)	$1,719.6

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$539.2	$422.1
Merchandise inventories	3,522.0	3,536.0
Other current assets	208.2	335.2
Total current assets	4,269.4	4,293.3
Property, plant and equipment, net of accumulated depreciation of $4,194.1 and $3,690.6, respectively	3,881.8	3,445.3
Restricted cash	46.8	24.6
Operating lease right-of-use assets	6,225.0	—
Goodwill	1,983.3	2,296.6
Favorable lease rights, net of accumulated amortization of $287.8 at February 2, 2019	—	288.7
Trade name intangible asset	3,100.0	3,100.0
Deferred tax asset	24.4	—
Other assets	43.9	52.7
Total assets	$19,574.6	$13,501.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$250.0	$—
Current portion of operating lease liabilities	1,279.3	—
Accounts payable	1,336.5	1,416.4
Income taxes payable	62.7	60.0
Other current liabilities	618.0	619.3
Total current liabilities	3,546.5	2,095.7
Long-term debt, net, excluding current portion	3,522.2	4,265.3
Operating lease liabilities, long-term	4,979.5	—
Unfavorable lease rights, net of accumulated amortization of $76.9 at February 2, 2019	—	78.8
Deferred income taxes, net	984.7	973.2
Income taxes payable, long-term	28.9	35.4
Other liabilities	258.0	409.9
Total liabilities	13,319.8	7,858.3
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 236,726,563 and 238,081,664 shares issued and outstanding at February 1, 2020 and February 2, 2019, respectively	2.4	2.4
Additional paid-in capital	2,454.4	2,602.7
Accumulated other comprehensive loss	(39.8)	(38.3)
Retained earnings	3,837.8	3,076.1
Total shareholders’ equity	6,254.8	5,642.9
Total liabilities and shareholders’ equity	$19,574.6	$13,501.2
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 1, 2020, FEBRUARY 2, 2019, AND FEBRUARY 3, 2018

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders’ Equity
Balance at January 28, 2017	236.1	$2.4	$2,472.1	$(37.6)	$2,952.6	$5,389.5
Net income	—	—	—	—	1,714.3	1,714.3
Total other comprehensive income	—	—	—	5.3	—	5.3
Issuance of stock under Employee Stock Purchase Plan	0.2	—	8.4	—	—	8.4
Exercise of stock options	0.5	—	26.6	—	—	26.6
Stock-based compensation, net	0.5	—	38.2	—	—	38.2
Balance at February 3, 2018	237.3	2.4	2,545.3	(32.3)	4,666.9	7,182.3
Net loss	—	—	—	—	(1,590.8)	(1,590.8)
Total other comprehensive loss	—	—	—	(6.0)	—	(6.0)
Issuance of stock under Employee Stock Purchase Plan	0.2	—	10.0	—	—	10.0
Exercise of stock options	0.1	—	7.5	—	—	7.5
Stock-based compensation, net	0.5	—	39.9	—	—	39.9
Balance at February 2, 2019	238.1	2.4	2,602.7	(38.3)	3,076.1	5,642.9
Cumulative effect of adopted accounting standards, net	—	—	—	—	(65.3)	(65.3)
Net income	—	—	—	—	827.0	827.0
Total other comprehensive loss	—	—	—	(1.5)	—	(1.5)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	9.4	—	—	9.4
Exercise of stock options	—	—	5.8	—	—	5.8
Stock-based compensation, net	0.4	—	36.5	—	—	36.5
Repurchase of stock	(1.9)	—	(200.0)	—	—	(200.0)
Balance at February 1, 2020	236.7	$2.4	$2,454.4	$(39.8)	$3,837.8	$6,254.8
See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 1,	February 2,	February 3,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$827.0	$(1,590.8)	$1,714.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	313.0	2,727.0	—
Receivable impairment	—	—	18.5
Depreciation and amortization	645.4	621.1	611.2
Provision for deferred income taxes	9.1	(12.1)	(473.5)
Stock-based compensation expense	61.4	63.1	65.7
Amortization of debt discount and debt-issuance costs	6.9	57.2	15.4
Other non-cash adjustments to net income (loss)	24.5	7.8	10.9
Loss on debt extinguishment	—	114.7	—
Changes in operating assets and liabilities:
Merchandise inventories	13.6	(369.2)	(300.9)
Other current assets	(8.4)	(21.1)	(117.2)
Other assets	8.2	0.9	2.6
Accounts payable	(79.8)	242.6	54.5
Income taxes payable	2.7	28.5	(58.5)
Other current liabilities	24.3	(105.4)	(22.7)
Other liabilities	(14.6)	1.7	(10.1)
Operating lease right-of-use assets and liabilities, net	36.5	—	—
Net cash provided by operating activities	1,869.8	1,766.0	1,510.2
Cash flows from investing activities:
Capital expenditures	(1,034.8)	(817.1)	(632.2)
Proceeds from governmental grant	16.5	—	—
Proceeds from (payments for) fixed asset disposition	(1.9)	0.4	0.3
Proceeds from sale of unrestricted investments	—	—	4.0
Net cash used in investing activities	(1,020.2)	(816.7)	(627.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	—	4,775.8	—
Principal payments for long-term debt	(500.0)	(6,214.7)	(659.1)
Debt-issuance and debt extinguishment costs	—	(155.3)	—
Proceeds from revolving credit facility	—	50.0	—
Repayments of revolving credit facility	—	(50.0)	—
Proceeds from stock issued pursuant to stock-based compensation plans	15.2	17.5	35.0
Cash paid for taxes on exercises/vesting of stock-based compensation	(25.0)	(23.2)	(27.4)
Payments for repurchase of stock	(200.0)	—	—
Net cash used in financing activities	(709.8)	(1,599.9)	(651.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	(0.5)	0.6
Net increase (decrease) in cash, cash equivalents and restricted cash	139.3	(651.1)	231.4
Cash, cash equivalents and restricted cash at beginning of year	446.7	1,097.8	866.4
Cash, cash equivalents and restricted cash at end of year	$586.0	$446.7	$1,097.8
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$170.2	$383.4	$286.5
Income taxes	$266.8	$277.5	$552.4
Non-cash transactions:
Accrued capital expenditures	$51.1	$43.2	$45.0

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
Segment Information
At February 1, 2020, the Company operates more than 15,200 retail discount stores in 48 states and five Canadian provinces. The Company’s operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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
Refer to Note 12 for additional information regarding the Company’s operating segments.
Foreign Currency
The functional currencies of certain of the Company’s international subsidiaries are the local currencies of the countries in which the subsidiaries are located. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which are included in “Other expense (income), net” have not been significant.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Any reference herein to “2019” or “fiscal 2019,” “2018” or “fiscal 2018,” and “2017” or “fiscal 2017,” relates to as of or for the year ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively. Fiscal 2017 included 53 weeks, commensurate with the retail calendar. Fiscal 2019 and fiscal 2018 each included 52 weeks. “2020” or “fiscal 2020“ ends on January 30, 2021 and will include 52 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents at February 1, 2020 and February 2, 2019 includes $287.6 million and $170.0 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $169.7 million and $161.1 million at February 1, 2020 and February 2, 2019, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 to 40 years
Furniture, fixtures and equipment	3 to 15 years

Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the related lease terms. Amortization is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
Costs incurred related to software developed for internal use are capitalized and amortized, generally over three years.
Capitalized Interest
The Company capitalizes interest on borrowed funds during the construction of certain property and equipment. The Company capitalized $2.4 million, $4.2 million and $2.3 million of interest costs in the years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively.
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
Lease Accounting
The Company’s lease portfolio primarily consists of leases for its retail store locations and it also leases vehicles and trailers, as well as distribution center space and equipment. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; the Company recognizes expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the committed lease term at the lease commencement date.
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of future lease payments. Inputs to the calculation of the Company’s incremental borrowing rate include the valuations and yields of its outstanding senior notes and their credit spread over comparable U.S. Treasury rates, adjusted to a collateralized basis by estimating the credit spread improvement that would result from an upgrade of one ratings classification. Most leases include one or more options to renew and the exercise of renewal options is at the Company’s sole discretion. The Company does not include renewal options in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The operating lease right-of-use asset is reduced by lease incentives, which has the effect of lowering the operating lease expense. Operating lease right-of-use assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in Accounting Standards Codification (“ASC”) Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.
The Company has real estate leases that typically include payments related to non-lease components, such as common area maintenance, as well as payments for real estate taxes and insurance which are not considered components of the lease. These payments are generally variable and based on actual costs incurred by the lessor. These costs are expensed as incurred as variable lease costs and excluded for the purpose of calculating the right-of-use asset and lease liability. A smaller number of real estate leases contain fixed payments for common area maintenance, real estate taxes and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use asset and lease liability. In addition, certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. These payments are expensed as incurred as variable lease costs. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive financial covenants.
Favorable and Unfavorable Lease Rights, Net
Favorable and unfavorable lease rights, net include purchased leases with terms which were either favorable or unfavorable as compared to prevailing market rates at the date of acquisition. Purchased leases are amortized over the remaining lease terms, including, in some cases, an assumed renewal. As discussed in this Note 1 under the captions “Lease Accounting” and “Recent Accounting Pronouncements” upon the adoption of ASC 842, “Leases (Topic 842),” these favorable and unfavorable lease rights, net were subsumed into the Operating lease right-of-use assets, where they continue to be amortized over the remaining lease terms. Amortization expense, net of $52.9 million, $65.4 million and $69.2 million was recognized in “Selling, general and administrative expenses” in 2019, 2018 and 2017, respectively, related to these lease rights.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2019, 2018 and 2017, the Company recorded charges of $9.1 million, $13.0 million and $5.6 million, respectively, to write down certain assets, including $8.5 million in fiscal 2019 to write down Operating lease right-of-use assets. These charges are recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
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
The Company's reporting units are determined in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter of each year. Refer to Note 3 for additional information on the results of the impairment tests.

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
Advertising Costs
The Company expenses advertising costs as they are incurred and they are included in “Selling, general and administrative expenses” within the accompanying consolidated statements of operations. Advertising costs, net of co-op recoveries from vendors, approximated $102.9 million, $99.9 million and $106.3 million in fiscal 2019, 2018 and 2017, respectively.
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

Stock-Based Compensation
The Company recognizes expense for all share-based payments to employees and non-employee directors based on their fair values. Total stock-based compensation expense for 2019, 2018 and 2017 was $61.4 million, $63.3 million and $65.8 million, respectively.
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
Diluted net income (loss) per share for the year ended February 2, 2019 has been revised to reflect the immaterial correction of an error. In fiscal 2018, the Company included dilutive potential shares in the calculation; however, because of the net loss the effect was anti-dilutive. Diluted net income (loss) per share in 2018, as corrected, was $(6.69) as opposed to the previously reported diluted net income (loss) per share of $(6.66).
Financial Instruments
The Company may utilize derivative financial instruments to reduce its exposure to market risks from changes in interest rates and diesel fuel costs. By entering into receive-variable, pay-fixed interest rate and diesel fuel swaps, the Company limits its exposure to changes in variable interest rates and diesel fuel prices. The Company is exposed to credit-related losses in the event of non-performance by the counterparty to these instruments but minimizes this risk by entering into transactions with high quality counterparties. Interest rate or diesel fuel cost differentials paid or received on the swaps are recognized as adjustments to interest in the period earned or incurred. The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis. The Company does not enter into derivative instruments for any purpose other than cash flow hedging and it does not hold derivative instruments for trading purposes. There were no derivative instruments outstanding in fiscal 2019 or 2018.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments, which replaced existing lease accounting guidance in GAAP and requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for all in-scope leases with a term of greater than 12 months and requires disclosure of certain quantitative and qualitative information pertaining to an entity’s leasing arrangements. The Company adopted the standard as of February 3, 2019, using the optional effective date transition method provided by accounting pronouncement, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and recorded a cumulative effect adjustment to beginning retained earnings. The Company’s reporting for the comparative prior periods presented in the consolidated financial statements continues to be in accordance with ASC 840, “Leases (Topic 840).” The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, permitted the Company to carry forward the historical lease classification for leases that commenced before the effective date of the new standard. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Adoption of the standard resulted in the recognition of Operating lease right-of-use assets and Operating lease liabilities of $6.2 billion and $6.1 billion, respectively, and a reduction to Retained earnings of $65.3 million, net of tax, as of February 3, 2019. The Operating lease right-of-use assets recorded at transition include the impact of net favorable lease rights of approximately $210.0 million, accrued rent, net of prepaid rent of approximately $108.0 million, lease incentives of approximately $67.0 million and the impairment of right-of-use assets recognized in retained earnings as of February 3, 2019 of approximately $96.0 million. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. Refer to Note 7 for additional information related to the Company’s accounting for leases.

Note 2 - Balance Sheet Components
Other Current Assets
Other current assets as of February 1, 2020 and February 2, 2019 consist of the following:

	February 1,	February 2,
(in millions)	2020	2019
Accounts receivable, net	$113.3	$100.9
Other	94.9	234.3
Total other current assets	$208.2	$335.2

Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 1, 2020 and February 2, 2019 consists of the following:

	February 1,	February 2,
(in millions)	2020	2019
Land	$233.5	$215.3
Buildings	1,395.5	1,300.7
Leasehold improvements	2,335.1	2,037.4
Furniture, fixtures and equipment	3,813.2	3,348.7
Construction in progress	298.6	233.8
Total property, plant and equipment	8,075.9	7,135.9
Less: accumulated depreciation	4,194.1	3,690.6
Total property, plant and equipment, net	$3,881.8	$3,445.3

Depreciation expense was $581.9 million, $555.7 million, and $542.0 million for the years ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.
Other Current Liabilities
Other current liabilities as of February 1, 2020 and February 2, 2019 consist of accrued expenses for the following:

	February 1,	February 2,
(in millions)	2020	2019
Taxes (other than income taxes)	$183.3	$159.5
Compensation and benefits	102.8	122.1
Insurance	112.0	106.0
Accrued construction costs	51.1	43.2
Other	168.8	188.5
Total other current liabilities	$618.0	$619.3

Other Liabilities
Other long-term liabilities as of February 1, 2020 and February 2, 2019 consist of the following:

	February 1,	February 2,
(in millions)	2020	2019
Insurance	$213.6	$221.6
Other	44.4	188.3
Total other long-term liabilities	$258.0	$409.9

Note 3 - Goodwill and Nonamortizing Intangible Assets
Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the years ended February 1, 2020 and February 2, 2019 are as follows:

(in millions)	Dollar Tree	Family Dollar	Total
Balance at February 3, 2018	$347.1	$4,678.1	$5,025.2
Foreign currency translation adjustments	(1.6)	—	(1.6)
Goodwill reassignment for re-bannered stores	31.0	(31.0)	—
Goodwill impairment	—	(2,727.0)	(2,727.0)
Balance at February 2, 2019	376.5	1,920.1	2,296.6
Foreign currency translation adjustments	(0.3)	—	(0.3)
Goodwill reassignment for re-bannered stores	47.6	(47.6)	—
Goodwill impairment	—	(313.0)	(313.0)
Balance at February 1, 2020	$423.8	$1,559.5	$1,983.3

Goodwill is reassigned between segments when stores are re-bannered between segments. In 2019 and 2018, the Company reassigned $47.6 million and $31.0 million, respectively, of goodwill from Family Dollar to Dollar Tree as a result of re-bannering. Re-bannered stores are treated as new stores.
Goodwill and other indefinite-lived intangible assets must be evaluated for impairment annually and may also be tested on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2018, based on the Company’s strategic and operational reassessment of the Family Dollar segment following challenges that the business experienced that impacted the Company’s ability to grow the business at the originally estimated rate when it acquired Family Dollar in 2015, management determined there were indicators that the goodwill of the business may be impaired. Accordingly, a goodwill impairment test was performed in the fourth quarter of fiscal 2018 and an impairment test was also performed in 2019. The results of the impairment tests showed that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in $313.0 million and $2.73 billion non-cash pre-tax and after-tax goodwill impairment charges in the fourth quarters of fiscal 2019 and 2018, respectively, which were recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. The annual goodwill impairment evaluation in 2017 did not result in impairment.
The Company’s annual impairment evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2019, 2018 or 2017.
Note 4 - Income Taxes
The provision for income taxes consists of the following:

	Year Ended
	February 1,	February 2,	February 3,
(in millions)	2020	2019	2018
Current taxes:
Federal	$210.1	$245.6	$439.3
State	52.5	47.8	23.8
Foreign	0.1	0.4	0.3
Total current taxes	262.7	293.8	463.4
Deferred taxes:
Federal	39.2	0.3	(456.0)
State	(5.6)	(12.3)	(17.7)
Foreign	(24.6)	—	—
Total deferred taxes	9.0	(12.0)	(473.7)
Provision for income taxes	$271.7	$281.8	$(10.3)

A reconciliation of the statutory U.S. federal income tax (benefit) rate and the effective tax (benefit) rate follows:

	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Statutory U.S. federal income tax (benefit) rate	21.0%	(21.0)%	33.7%
Effect of:
Goodwill impairment	6.0	43.7	—
State and local income taxes, net of federal income tax benefit	3.7	3.0	2.5
Work Opportunity Tax Credit	(2.7)	(2.0)	(1.3)
Deferred tax rate change	0.1	—	(0.6)
Incremental tax expense (benefit) of exercises/vesting of equity-based compensation	(0.4)	0.1	(0.8)
Change in valuation allowance	(2.2)	0.3	(0.1)
Tax Cuts and Jobs Act	—	(1.3)	(33.0)
Other, net	(0.8)	(1.3)	(1.0)
Effective tax (benefit) rate	24.7%	21.5%	(0.6)%
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes, including a provision that allows the full expensing of certain qualified property and adds limitations on the deductibility of certain executive compensation. In 2017, the Company recorded a $562.0 million benefit resulting from the re-measurement of the Company’s net deferred tax liabilities, primarily related to the Family Dollar trade name, to reflect the lower statutory U.S. federal income tax rate of 21%. An additional benefit of $16.2 million was recorded in 2018, related to the continued analysis of the TCJA impacts to the net deferred tax liability valuation and acceleration of depreciation. As of February 2, 2019, the Company had completed its accounting for the tax effects of the TCJA.
Goodwill Impairment
In the fourth quarters of 2019 and 2018, the Company recorded goodwill impairment charges of $313.0 million and $2.73 billion, respectively, related to the Family Dollar goodwill, as further discussed in Note 3. As the purchase of Family Dollar was a stock acquisition, carryover basis applied for tax purposes. The impairment charges are not deductible for federal or state tax purposes and therefore there is no tax benefit related to the impairments.
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

Significant components of the Company’s net deferred tax assets (liabilities) follow:

(in millions)	February 1, 2020	February 2, 2019
Deferred tax assets:
Deferred rent	$—	$44.3
Operating lease liabilities	1,621.8	—
Accrued expenses	26.0	18.0
Net operating losses, interest expense and credit carryforwards	102.2	90.7
Accrued compensation expense	31.6	31.6
State tax election	19.3	20.9
Other	2.4	3.0
Total deferred tax assets	1,803.3	208.5
Valuation allowance	(18.5)	(42.6)
Deferred tax assets, net	1,784.8	165.9
Deferred tax liabilities:
Property and equipment	(304.3)	(235.5)
Operating lease right-of-use assets	(1,550.1)	—
Other intangibles	(852.2)	(864.0)
Inventory	(14.4)	(17.8)
Prepaids	(24.1)	(21.8)
Total deferred tax liabilities	(2,745.1)	(1,139.1)
Deferred income taxes, net	$(960.3)	$(973.2)

At February 1, 2020, the Company had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling approximately $102.2 million. Some of these carryforwards will expire, if not utilized, beginning in 2020 through 2039.
A valuation allowance of $18.5 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards, net operating loss and capital loss carryforwards. Since February 2, 2019, the valuation allowance has been decreased to reflect foreign net operating losses expected to be utilized over the carryforward period. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts and the Company’s projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which the Company generates net taxable income.
Uncertain Tax Positions
The Company is participating in the IRS Compliance Assurance Program (“CAP”) for fiscal 2019. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. The Company’s federal tax returns have been examined and all issues have been settled through the fiscal 2018 tax year. Several states completed their examinations during fiscal 2019. In general, fiscal 2016 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to fiscal 2016 for some states. The Company will participate in the CAP program for fiscal 2020 under the IRS’s new bridge year program. As a result, the IRS will not be providing a final audit determination on the 2020 tax return.
The balance for unrecognized tax benefits at February 1, 2020 was $28.9 million. The total amount of unrecognized tax benefits at February 1, 2020 that, if recognized, would affect the effective tax rate was $23.0 million (net of the federal tax benefit).

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

(in millions)	February 1, 2020	February 2, 2019
Beginning Balance	$35.4	$43.8
Additions, based on tax positions related to current year	0.9	4.6
Additions for tax positions of prior years	4.8	4.5
Settlements	—	(2.2)
Lapses in statutes of limitation	(12.2)	(15.3)
Ending balance	$28.9	$35.4

The Company believes it is reasonably possible that $9.0 million to $11.0 million of the reserve for uncertain tax positions may be reduced during the next 12 months principally as a result of the effective settlement of outstanding issues. It is also possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. The Company does not expect any change to have a material impact to its consolidated financial statements.
As of February 1, 2020, the Company has recorded a liability for potential interest and penalties of $3.3 million.
Note 5 – Commitments and Contingencies
Purchase Obligations
The Company has commitments totaling approximately $123.2 million related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for its stores.
Letters of Credit
The Company has $330.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $134.7 million was committed to these letters of credit issued for routine purchases of imported merchandise at February 1, 2020.
At February 1, 2020, the Company also had approximately $136.9 million in standby letters of credit that serve as collateral for its large-deductible insurance programs and expire in fiscal 2020.
Surety Bonds
The Company has issued various surety bonds that primarily serve as collateral for utility payments at the Company’s stores and self-insured insurance programs. These bonds total approximately $69.3 million and are committed through various dates through fiscal 2023.
Contingencies
The Company is a defendant in legal proceedings including a Food and Drug Administration (“FDA”) proceeding and the class, collective, representative and large cases described below as well as individual claims in arbitration. The arbitrations include more than 2,100 wage and hour claims filed by one law firm. The law firm has thousands of additional claims threatened to be filed in the future. The Company will vigorously defend itself in all matters referred to in this Note 5. The Company does not believe that any of these matters will, individually or in the aggregate, have a material effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these matters will not have a material effect on its results of operations for the quarter or year in which they are resolved.
The Company assesses its legal proceedings monthly and reserves are established if a loss is probable and the amount of such loss can be reasonably estimated. For matters that have settled, we reserve the estimated settlement amount even if the settlement has not been approved by the court. Many, if not substantially all, of our legal proceedings are subject to significant uncertainties and, therefore, determining the likelihood of a loss and the measurement of any loss can be complex and subject to judgment. With respect to legal proceedings where the Company has determined that a loss is reasonably possible but not probable, the Company is unable to estimate the amount or range of the reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of legal proceedings could change because of future determinations or the discovery of facts which are not presently known. Accordingly, the ultimate costs of resolving these proceedings may be substantially higher or lower than currently estimated.
Dollar Tree Active Matters
The FDA has alleged that the Company improperly sold certain topically applied, over the counter (“OTC”) products manufactured by certain Chinese factories that were on an import “alert” restriction issued by the FDA. The Company responded to the FDA by proposing enhanced procedures and processes for any OTC products it imports from China.
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. The Company has reached an agreement in principle to settle the matter which will be submitted to the court for approval.
In August 2018, a former employee brought suit in California state court as a class action and as a Private Attorney General Act (“PAGA”) representative suit alleging the Company failed to provide all non-exempt California store employees with compliant rest and meal breaks, accrued vacation, accurate wage statements and final pay upon termination of employment. The Company has reached an agreement in principle to settle the matter which will be submitted to the court for approval.
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
Several lawsuits have been filed against Dollar Tree, Family Dollar and their vendors alleging that personal talc powder products caused cancer. The Company does not believe the products it sold caused the illnesses. The Company believes these lawsuits are insured and is being indemnified by its third party vendors.
Dollar Tree Resolved Matters
In 2015, a former store manager filed a class action in California federal court alleging, among other things, that the Company failed to make wage statements readily available to employees who did not receive paper checks. In 2017, a jury found in favor of the Company. In 2019, the 9th Circuit Court of Appeals affirmed the jury verdict. In July 2019, the plaintiff filed a petition with the Supreme Court of the United States seeking a review of the decision. The Supreme Court denied the petition and the case is now resolved.
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
Beginning in 2019, a law firm has filed lawsuits around the country, including purported nationwide and state class actions, alleging the Company violated the public accommodation requirements of the Americans with Disabilities Act or its state law equivalent, by systemically blocking the aisles with merchandise.
Family Dollar Resolved Matters
In 2018, a former store manager and a former assistant store manager filed class actions in California state court seeking to recover for working off the clock, non-compliant rest and meal periods and related claims. The case has been resolved.
In 2018, a former store manager filed suit in California state court asserting class and PAGA claims on behalf of himself and a class of current and former employees for alleged off the clock work, alleged failure to receive compliant rest and meal breaks and related claims. The case has been resolved.
In 2018, a former assistant store manager filed a PAGA suit in California state court alleging the Company failed to provide rest and meal breaks, failed to pay minimum, regular and overtime wages, failed to maintain accurate records and provide accurate wage statements, failed to timely pay wages due upon termination of employment and failed to reimburse employees for business expenses. The case was dismissed without prejudice.

Note 6 - Long-Term Debt
Long-term debt at February 1, 2020 and February 2, 2019 consists of the following:

	February 1, 2020		February 2, 2019
(in millions)	Principal	Unamortized Debt Discount, Premium and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs
5.00% Senior Notes, due 2021	$300.0	$(2.4)	$300.0	$(4.6)
$1.25 billion Revolving Credit Facility, interest payable at LIBOR, reset periodically, plus 1.25%, which was 2.91% at February 1, 2020	—	7.7	—	10.2
Senior Floating Rate Notes, due 2020, interest payable at LIBOR, reset quarterly, plus 0.70%, which was 2.45% at February 1, 2020	250.0	0.2	750.0	3.2
3.70% Senior Notes, due 2023	1,000.0	5.9	1,000.0	7.5
4.00% Senior Notes, due 2025	1,000.0	6.2	1,000.0	7.2
4.20% Senior Notes, due 2028	1,250.0	10.2	1,250.0	11.2
Total	$3,800.0	$27.8	$4,300.0	$34.7

Maturities of long-term debt are as follows (in millions):

2020	2021	2022	2023	2024	Thereafter
$250.0	$300.0	$—	$1,000.0	$—	$2,250.0

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
The Revolving Credit Facility matures on April 19, 2023, subject to extensions permitted under the Credit Agreement. The loans under the Revolving Credit Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.25%, subject to adjustment based on (i) the Company’s credit ratings and (ii) the Company’s leverage ratio. Based on these factors, interest on the loans under the Revolving Credit Facility may range from LIBOR plus 1.00% to 1.50%. At February 1, 2020, the Revolving Credit Facility bore interest at LIBOR plus 1.25%. The Company pays certain commitment fees in connection with the Revolving Credit Facility. The Senior Credit Facilities allow voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans.
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
Repayments of Long-term Debt
During the first quarter of 2018, the Company redeemed its $750.0 million acquisition notes and accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million, which is included in “Interest expense, net” within the accompanying consolidated statements of operations for the year ended February 2, 2019.
In connection with entry into the Credit Agreement and the offering of the Notes discussed above, the Company used the proceeds of borrowings under the Senior Credit Facilities, together with the net proceeds from the offering of the Notes and cash on hand to repay the $2.2 billion then outstanding under its existing senior secured credit facilities and to redeem the remaining $2.5 billion then outstanding under its acquisition debt. This resulted in the acceleration of the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs and the incurrence of $114.3 million in prepayment penalties, which are reflected in “Interest expense, net” within the accompanying consolidated statements of operations for the year ended February 2, 2019.
In the fourth quarter of 2019, the Company prepaid $500.0 million of its $750.0 million Floating Rate Notes.
Debt Covenants
As of February 1, 2020, the Company was in compliance with its debt covenants.

Note 7 - Leases
The lease cost for operating leases that was recognized in the accompanying consolidated statements of operations was as follows:

Year Ended
(in millions)	February 1, 2020
Operating lease cost	$1,520.5
Variable lease cost	375.9
Short-term lease cost	14.8
Total lease cost*	$1,911.2

*Excludes sublease income, which is immaterial

As of February 1, 2020, maturities of lease liabilities were as follows:

(in millions)
2020	$1,421.4
2021	1,325.4
2022	1,124.8
2023	902.2
2024	685.8
Thereafter	1,760.3
Total undiscounted lease payments	7,219.9
Less interest	961.1
Present value of lease liabilities	$6,258.8

The future minimum lease payments above exclude $238.4 million of legally binding minimum lease payments for leases signed but not yet commenced as of February 1, 2020.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of February 1, 2020 is as follows:

Weighted-average remaining lease term (years)	6.4
Weighted-average discount rate	4.3%
The following represents supplemental information pertaining to the Company’s operating lease arrangements:

Year Ended
(in millions)	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,433.4
Right-of-use assets obtained in exchange for new operating lease liabilities	1,286.1

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
Distribution Center Lease and Related Bonds
In May 2017, the Company entered into a long-term property lease (“Missouri Lease”) which includes land and the construction of a 1.2 million square foot distribution center in Warrensburg, Missouri (“Distribution Center Project”). The Distribution Center Project was completed in 2018 and the Company’s investment in the project of $102.6 million as of February 1, 2020 is reflected in “Property, plant and equipment, net.” The Missouri Lease commenced upon its execution in May 2017 and expires on December 1, 2032. The Company has two options to extend the Missouri Lease term for up to a combined additional ten years. Following the expiration of the lease, the property reverts back to the Company.
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
Note 8 - Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company reviews certain store assets for evidence of impairment. The fair values are determined based on the income approach, in which the Company utilizes internal cash flow projections over the life of the underlying lease agreements discounted based on the Company’s risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to Note 1 under the caption “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” for information regarding the impairment charges recorded in fiscal 2019, 2018 and 2017.
The Company’s indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. See Note 3 for further information regarding the process of determining the fair value of these assets.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of the Company’s long-term borrowings were as follows:

	February 1, 2020		February 2, 2019
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$4,064.5	$3,779.9	$4,198.6	$4,275.5

The fair values of the Company’s 5.00% Senior Notes due 2021 and the Notes (collectively, the “Senior Notes”) were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of the Company’s Revolving Credit Facility approximated its fair value because the interest rates vary with market interest rates.
Note 9 - Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at February 1, 2020 and February 2, 2019.
Net Income (Loss) Per Share
The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Year Ended
	February 1,	February 2,	February 3,
(in millions, except per share data)	2020	2019	2018
Basic net income (loss) per share:
Net income (loss)	$827.0	$(1,590.8)	$1,714.3
Weighted average number of shares outstanding	237.2	237.9	236.8
Basic net income (loss) per share	$3.49	$(6.69)	$7.24
Diluted net income (loss) per share:
Net income (loss)	$827.0	$(1,590.8)	$1,714.3
Weighted average number of shares outstanding	237.2	237.9	236.8
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	—	0.9
Weighted average number of shares and dilutive potential shares outstanding	238.3	237.9	237.7
Diluted net income (loss) per share	$3.47	$(6.69)	$7.21

At February 1, 2020 and February 3, 2018, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding. As a result of the net loss for the year ended February 2, 2019, diluted net income (loss) per share excludes the impact of stock options and restricted stock (as determined by applying the treasury stock method) because the effect would be anti-dilutive.

Share Repurchase Programs
The Company repurchases shares on the open market and under Accelerated Share Repurchase agreements. The Company repurchased 1,967,355 shares of common stock on the open market for approximately $200.0 million in fiscal 2019. The Company did not repurchase any shares of common stock in fiscal 2018 or fiscal 2017. At February 1, 2020, the Company had $800.0 million remaining under Board repurchase authorization.
Note 10 – Employee Benefit Plans
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
Contributions to and reimbursements by the Company of expenses of the plan were recorded in the accompanying consolidated statements of operations as follows:

	Year Ended
	February 1,	February 2,	February 3,
(in millions)	2020	2019	2018
Cost of sales	$8.1	$8.7	$7.8
Selling, general and administrative expenses	17.0	32.7	45.1
Total	$25.1	$41.4	$52.9

Eligible employees vest in the Company’s profit sharing contributions based on the following schedule:

•	20% after two years of service
•	40% after three years of service
•	60% after four years of service
•	100% after five years of service

All eligible employees are immediately vested in any Company match contributions under the 401(k) portion of the plan.
Note 11 - Stock-Based Compensation Plans
Fixed Stock-Based Compensation Plans
Under the Company’s 2011 Omnibus Incentive Plan (“Omnibus Plan”), the Company may grant to the Company’s employees, including executive officers and independent contractors, up to 4.0 million shares of its Common Stock plus any shares available under former plans which were previously approved by the shareholders. The Omnibus Plan permits the Company to grant equity awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance bonuses, performance share units (“PSUs”), non-employee director stock options and other equity-related awards. These awards generally vest over a three-year period with a maximum term of 10 years.
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
Any restricted stock, RSUs or PSUs awarded are subject to certain general restrictions. The restricted stock shares or units may not be sold, transferred, pledged or disposed of until the restrictions on the shares or units have lapsed or have been removed under the provisions of the plan. In addition, if a holder of restricted shares or units ceases to be employed by the Company, any shares or units in which the restrictions have not lapsed will be forfeited.
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
Total stock-based compensation expense was recorded in the accompanying consolidated statements of operations as follows:

	Year Ended
	February 1,	February 2,	February 3,
(in millions)	2020	2019	2018
Cost of sales	$12.9	$12.1	$12.8
Selling, general and administrative expenses	48.5	51.2	53.0
Total stock-based compensation expense	$61.4	$63.3	$65.8
Excess tax benefit (deficit) on stock-based compensation recognized in the Provision for income taxes	$3.8	$(1.3)	$13.6

Restricted Stock
The Company issues service-based RSUs to employees and officers and issues PSUs to certain officers of the Company. The Company recognizes expense based on the estimated fair value of the RSUs or PSUs granted over the requisite service period, which is generally three years, on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs and PSUs is determined using the Company’s closing stock price on the date of grant.
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of February 1, 2020 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	1,364,689	$87.23
Granted	490,930	103.55
Vested	(651,611)	85.17
Forfeited	(154,927)	89.72
Nonvested at February 1, 2020	1,049,081	$95.17

The total fair value of the service-based restricted shares vested during the years ended February 1, 2020, February 2, 2019 and February 3, 2018 was $55.5 million, $50.2 million and $58.2 million, respectively. The weighted average grant date fair value of the RSUs granted in 2019, 2018 and 2017 was $103.55, $94.30 and $78.66, respectively. As of February 1, 2020, there was approximately $47.1 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 1.2 years.

PSUs
The following table summarizes the status of PSUs as of February 1, 2020 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 2, 2019	81,411	$82.46
Granted	281,303	103.71
Vested	(38,502)	86.43
Forfeited	(3,712)	80.02
Nonvested at February 1, 2020	320,500	$99.29

The total fair value of the PSUs vested during the years ended February 1, 2020, February 2, 2019 and February 3, 2018 was $3.3 million, $4.2 million and $2.1 million, respectively. The weighted average grant date fair value of the PSUs granted in 2019, 2018 and 2017 was $103.71, $94.90 and $78.23, respectively. As of February 1, 2020, there was approximately $5.9 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 0.7 years.
Stock Options
Stock options are valued using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Options granted in 2019, 2018 and 2017 are immaterial.
Certain of the Company’s directors elected to defer their compensation into stock options under the 2013 Director Deferred Compensation Plan. These options vest immediately and are expensed on the grant date.
The following tables summarize information about options outstanding at February 1, 2020 and changes during the year then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of period	367,196	$76.17
Granted	6,537	105.45
Exercised	(73,383)	79.23
Forfeited	(94,457)	74.05
Outstanding, end of period	205,893	$76.87	2.94	$2.3
Options vested and exercisable at February 1, 2020	205,893	$76.87	2.94	$2.3

The intrinsic value of options exercised during 2019, 2018 and 2017 was approximately $1.6 million, $12.3 million and $18.3 million, respectively.
Note 12 – Segment Reporting
The Company operates a chain of more than 15,200 retail discount stores in 48 states and five Canadian provinces. The Company’s operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. The Company defines its segments as those operations whose results its CODM regularly reviews to analyze performance and allocate resources.
The Company measures the results of its segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of the Company’s reporting segments. The Company may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. In the current year, the Company identified Corporate and support costs, mainly store support center costs, that are considered shared services and excluded these selling, general and administrative costs from its two reporting business segments. These costs include operating expenses for the Company’s store support centers in Chesapeake, Virginia and Matthews, North

Carolina. During fiscal 2019 the Company consolidated its Matthews, North Carolina store support center with its store support center in Chesapeake, Virginia. The Company continues to own its facility in Matthews, North Carolina. Amounts for the years ended February 2, 2019 and February 3, 2018 have been reclassified to be comparable to the current year presentation.
Information for the Company’s segments, as well as for Corporate and support, including the reconciliation to Income (loss) before income taxes, is as follows:

	Year Ended
	February 1,	February 2,	February 3,
(in millions)	2020	2019	2018
Consolidated Statements of Operations Data:
Net sales:
Dollar Tree	$12,507.9	$11,712.1	$11,164.4
Family Dollar	11,102.9	11,111.2	11,081.1
Consolidated Net sales	$23,610.8	$22,823.3	$22,245.5

Gross profit:
Dollar Tree	$4,342.9	$4,137.5	$3,998.5
Family Dollar	2,697.8	2,810.0	3,023.4
Consolidated Gross profit	$7,040.7	$6,947.5	$7,021.9

Operating income (loss):
Dollar Tree	$1,657.8	$1,645.9	$1,616.8
Family Dollar	(81.0)	(2,320.0)	630.0
Corporate and support	(314.6)	(265.4)	(247.7)
Consolidated Operating income (loss)	1,262.2	(939.5)	1,999.1
Interest expense, net	162.1	370.0	301.8
Other expense (income), net	1.4	(0.5)	(6.7)
Income (loss) before income taxes	$1,098.7	$(1,309.0)	$1,704.0

Depreciation and amortization expense:
Dollar Tree	$277.7	$254.0	$241.1
Family Dollar	339.1	346.5	356.1
Corporate and support	28.9	20.9	14.3
Consolidated depreciation and amortization expense	$645.7	$621.4	$611.5

	As of
	February 1,	February 2,
(in millions)	2020	2019
Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$423.8	$376.5
Family Dollar	1,559.5	1,920.1
Consolidated Goodwill	$1,983.3	$2,296.6

Total assets:
Dollar Tree	$7,694.0	$3,992.6
Family Dollar	11,484.9	9,144.7
Corporate and support	395.7	363.9
Consolidated Total assets	$19,574.6	$13,501.2

Additions to property, plant and equipment:
Dollar Tree	$547.5	$455.6
Family Dollar	425.2	251.0
Corporate and support	62.1	110.5
Consolidated additions to property, plant and equipment	$1,034.8	$817.1
Goodwill is reassigned between segments when stores are re-bannered between segments. In 2019 and 2018, the Company reassigned $47.6 million and $31.0 million, respectively, of goodwill from Family Dollar to Dollar Tree as a result of re-bannering. In addition, in the fourth quarters of 2019 and 2018, the Company recorded goodwill impairment charges of $313.0 million and $2.73 billion, respectively, to write down the Family Dollar goodwill. Refer to Note 3 for additional detail regarding impairment of the Family Dollar goodwill.
Disaggregated Revenue
The following table summarizes net sales by merchandise category for the Company’s segments:

	Year Ended
	February 1,		February 2,		February 3,
(in millions)	2020		2019		2018
Dollar Tree segment net sales by merchandise category:
Consumable	$6,155.3	49.2%	$5,703.8	48.7%	$5,470.6	49.0%
Variety	5,732.1	45.8%	5,457.8	46.6%	5,169.1	46.3%
Seasonal	620.5	5.0%	550.5	4.7%	524.7	4.7%
Total Dollar Tree segment net sales	$12,507.9	100.0%	$11,712.1	100.0%	$11,164.4	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$8,604.7	77.5%	$8,466.7	76.2%	$8,344.1	75.3%
Home products	866.0	7.8%	911.1	8.2%	930.8	8.4%
Apparel and accessories	644.0	5.8%	700.0	6.3%	731.3	6.6%
Seasonal and electronics	988.2	8.9%	1,033.4	9.3%	1,074.9	9.7%
Total Family Dollar segment net sales	$11,102.9	100.0%	$11,111.2	100.0%	$11,081.1	100.0%

Note 13 - Quarterly Financial Information (Unaudited)
The following table sets forth certain items from the Company’s unaudited consolidated statements of operations for each quarter of fiscal year 2019 and 2018. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income (loss) per share data)	First Quarter[1]	Second Quarter	Third Quarter	Fourth Quarter[1]
Fiscal 2019:
Net sales	$5,808.7	$5,740.6	$5,746.2	$6,315.3
Gross profit	$1,727.2	$1,648.5	$1,704.5	$1,960.5
Operating income[2,3]	$385.5	$268.9	$358.4	$249.4
Net income[2,3,4]	$267.9	$180.3	$255.8	$123.0
Diluted net income per share[2,3,4]	$1.12	$0.76	$1.08	$0.52
Stores open at end of quarter	15,264	15,115	15,262	15,288
Comparable store net sales change	2.2%	2.4%	2.5%	0.4%
Fiscal 2018:
Net sales	$5,553.7	$5,525.6	$5,538.8	$6,205.2
Gross profit[5]	$1,699.6	$1,663.9	$1,671.9	$1,912.1
Operating income (loss)[2,5,6,7]	$437.6	$382.5	$387.8	$(2,147.4)
Net income (loss)[2,5,6,7]	$160.5	$273.9	$281.8	$(2,307.0)
Diluted net income (loss) per share[2,5,6,7]	$0.67	$1.15	$1.18	$(9.69)
Stores open at end of quarter	14,957	15,073	15,187	15,237
Comparable store net sales change	1.4%	1.8%	1.0%	2.4%

1Easter was observed on April 21, 2019 and April 1, 2018. There were six fewer selling days between Thanksgiving and Christmas in 2019.
2 In 2018, based on the Company’s strategic and operational reassessment of the Family Dollar segment following challenges that the business experienced that impacted the Company’s ability to grow the business at the originally estimated rate when it acquired Family Dollar in 2015, management determined there were indicators that the goodwill of the business may be impaired. Accordingly, a goodwill impairment test was performed in the fourth quarter of fiscal 2018 and an impairment test was also performed in 2019. The results of the impairment tests showed that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in $313.0 million and $2.73 billion non-cash pre-tax and after-tax goodwill impairment charges in the fourth quarters of fiscal 2019 and 2018, respectively. These goodwill impairment charges reduced diluted net income (loss) per share by $1.32 and $11.46 per share in the fourth quarters of 2019 and 2018, respectively.
3 In the fourth quarter of 2019, the Company recorded an $18.0 million charge to its litigation reserve. The recognition of this liability reduced diluted net income per share in the fourth quarter of 2019 by $0.06.
4 In the fourth quarter of 2019, the Company evaluated its foreign net operating loss carryforwards and determined that it expects to utilize the carryforwards for which the Company previously had provided a valuation allowance. The reduction of the valuation allowance increased net income and diluted net income per share in the fourth quarter of 2019 by $24.6 million and $0.10 per share, respectively.
5 In the fourth quarter of 2018, the Company recorded $40.0 million in sku rationalization markdown expense in the Family Dollar segment, which decreased net income (loss) and diluted net income (loss) per share by $30.8 million and $0.13 per share, respectively, in the fourth quarter of 2018.
6In the fourth quarter of 2018, the Company reviewed certain long-lived assets and identifiable intangible assets for impairment. As a result of its impairment analysis, the Company recorded charges of $13.0 million to write down certain store assets, including $6.1 million associated with impairment of favorable lease rights. These store impairment charges decreased net income (loss) and diluted net income (loss) per share in the fourth quarter of 2018 by $10.0 million and $0.04 per share, respectively.
7 In the first quarter of 2018, the Company refinanced its long-term debt obligations, resulting in the payment of redemption premiums totaling $114.3 million. In addition, the Company accelerated the expensing of approximately $41.2 million of amortizable non-cash deferred financing costs and expensed approximately $0.4 million in transaction-related costs. For additional information regarding these transactions, refer to Note 6. This refinancing of the Company’s long-term debt decreased net income (loss) and diluted net income (loss) per share in the first quarter of 2018 by $123.6 million and $0.52 per share, respectively.

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
Our management has carried out, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 1, 2020, the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of February 1, 2020, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears below.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 20, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 20, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree, Inc.’s Proxy Statement relating to our 2020 Annual Meeting (“Proxy Statement”), under the captions “Director Biographies” and “Executive Officers.”
To the extent disclosure of any delinquent report under Section 16(a) of the Securities Exchange Act of 1934 is made by the Company, such disclosure will be set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement, which is incorporated herein by reference.
The information concerning our audit committee and audit committee financial experts required by this Item is incorporated herein by reference to the Proxy Statement, under the caption “The Board and Its Committees.”
The information concerning our code of ethics required by this Item is incorporated by reference to the Proxy Statement, under the caption “Code of Ethics.”
Item 11. Executive Compensation
Information set forth in the Proxy Statement under the caption “Compensation of Executive Officers,” with respect to executive compensation, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table summarizes information regarding shares issuable as of February 1, 2020, under our equity compensation plans, including the number of shares of common stock subject to options, restricted stock units, deferred shares and other rights granted to employees, consultants and members of our Board of Directors; the weighted-average exercise price of outstanding options; and the number of shares remaining available for future award grants under these plans. Additional information regarding our equity compensation plans can be found in Note 11 to our consolidated financial statements.

Equity compensation plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders[1]	1,658,527	$76.77	20,077,827
Plans not approved by security holders[2]	—	—	—
______________

(a)	Amounts represent outstanding options, restricted stock units and deferred (“phantom”) shares as of February 1, 2020.

(b)	Not included in the calculation of weighted-average exercise price are (i) 1,369,581 restricted stock units and (ii) 188,948 deferred shares.

(c)
Amounts represent shares remaining available for future awards under all of our equity-based plans, including shares remaining under our qualified Employee Stock Purchase Plan and our 2013 Director Deferred Compensation Plan. Out of the 20,077,827 shares remaining available for future issuance, 2,852,398 represent the number of shares remaining available for future issuance under our Employee Stock Purchase Plan as of February 1, 2020.

[1]
Equity-based plans approved by our shareholders include: the 2003 Non-Employee Director Stock Option Plan, the 2013 Director Deferred Compensation Plan, the 2015 Employee Stock Purchase Plan (which replaced a predecessor plan), and the Omnibus Incentive Plan (which replaced the 2003 Equity Incentive Plan and the 2004 Executive Officer Equity Plan.

[2]
Does not include 105,895 shares to be issued upon the exercise of options with a weighted-average exercise price of $76.97 that were granted under the 2006 Incentive Plan assumed by us in connection with our merger with Family Dollar.

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
The information concerning the independence of our directors required by this Item is incorporated by reference to the Proxy Statement under the caption “Board - Independence.”
Item 14. Principal Accounting Fees and Services
Information set forth in the Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS,” is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules

1.	Documents filed as part of this report:

1.	Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8 of this Form 10-K.

2.
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of July 27, 2014, among Family Dollar Stores, Inc., Dollar Tree, Inc. and Dime Merger Sub, Inc.	8-K	2.1	7/29/2014
2.2		Amendment No. 1, dated as of September 4, 2014, to the Agreement and Plan of Merger, dated as of July 27, 2014, among Family Dollar Stores, Inc., Dollar Tree Inc. and Dime Merger Sub, Inc.	8-K	2.1	9/5/2014
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended Bylaws of Dollar Tree, Inc., effective March 5, 2019	8-K	3.1	3/6/2019
4.1		Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1		Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018
4.2.2		First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018
4.3		Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934				X
10.1	*	Form of Consulting Agreement between the Company and certain members of the Board of Directors	8-K	10.1	2/3/2005

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.2	*	Form of Change in Control Retention Agreement, to be executed between the Company and the Chief Executive Officer; Chief Financial Officer; Sr. Vice President, Stores; Chief Merchandising Officer; Chief Logistics Officer; Chief People Officer; and Chief Information Officer	8-K	10.1	3/20/2007
10.3	*	Amendments to the Company’s Stock Plans	8-K	10.5	1/23/2008
10.4	*	Policy for director compensation (as described in Item 1.01)	8-K	N/A	1/23/2008
10.5	*	Assignment and Assumption Agreement, dated February 27, 2008, between Dollar Tree Stores, Inc. and Dollar Tree, Inc.	8-K	10.5	3/3/2008
10.6.1	*	Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer	8-K	10.1	12/5/2008
10.6.2	*	Amendment to Change in Control Retention Agreement between the Company and Kevin Wampler, Chief Financial Officer	8-K	10.1	10/11/2011
10.7	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan	10-Q	10.1	5/19/2011
10.8.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.8.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.8.3	*	2011 Omnibus Incentive Plan, as amended and restated effective June 12, 2019	10-Q	10.1	8/29/2019
10.9	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.10	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	8-K	10.1	3/21/2012
10.11	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.12	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-K	10.32	3/27/2019
10.13	*	Form of Performance Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.33	3/27/2019
10.14	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.34	3/27/2019
10.15	*	Change in Control Retention Agreement between the Company and David Jacobs, Chief Strategy Officer	10-Q	10.2	8/16/2012
10.16	*	Change in Control Retention Agreement between the Company and William A. Old, Jr, Chief Legal Officer	10-Q	10.2	8/22/2013
10.17	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.18	*	Form of Severance Agreement for Executive Vice Presidents, dated as of October 9, 2012, between Family Dollar Stores, Inc. and its officers holding the title of Executive Vice President	8-K	10.1	10/15/2012
10.19	*	Form of Severance Agreement for Senior Vice Presidents between Family Dollar Stores, Inc. and its officers holding the title of Senior Vice President	10-K	10.36	10/19/2012
10.20	*	Change in Control Retention Agreement between the Company and Gary Maxwell, Chief Supply Chain Officer	10-Q	10.3	6/9/2016
10.21	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.22	*	Executive Agreement dated December 30, 2016 between the Company and Duncan Mac Naughton, President of Family Dollar Stores, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.55	3/28/2017

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.23	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.24	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
10.25		Credit Agreement, dated as of April 19, 2018, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto	8-K	10.1	4/20/2018
10.26	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/29/2018
10.27	*	Amendment to Change in Control Retention Agreement between the Company and Gary Philbin, Chief Executive Officer	10-K	10.31	3/27/2019
10.28	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/29/2018
10.29	*	Agreement, dated December 22, 2019, between the Company and Duncan Mac Naughton [(portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)]				X
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s Form 10-K for the fiscal year ended February 1, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements
						X
104		The cover page from the Company’s Form 10-K for the fiscal year ended February 1, 2020, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	March 20, 2020	By:	/s/ Gary Philbin
Gary Philbin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Philbin
Gary Philbin	Director and Chief Executive Officer	March 20, 2020
(principal executive officer)

/s/ Bob Sasser
Bob Sasser	Executive Chairman; Director	March 20, 2020

/s/ Gregory M. Bridgeford
Gregory M. Bridgeford	Lead Independent Director	March 20, 2020

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 20, 2020

/s/ Thomas W. Dickson
Thomas W. Dickson	Director	March 20, 2020

/s/ Conrad M. Hall
Conrad M. Hall	Director	March 20, 2020

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 20, 2020

/s/ Kathleen E. Mallas
Kathleen E. Mallas	Senior Vice President - Principal Accounting Officer	March 20, 2020
(principal accounting officer)

/s/ Jeffrey Naylor
Jeffrey Naylor	Director	March 20, 2020

/s/ Thomas A. Saunders III
Thomas A. Saunders III	Director	March 20, 2020

/s/ Stephanie Stahl
Stephanie Stahl	Director	March 20, 2020

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 20, 2020
(principal financial officer)

/s/ Carrie A. Wheeler
Carrie A. Wheeler	Director	March 20, 2020

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 20, 2020

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 20, 2020