Form 10-Q
period 2020-05-02
DOLLAR TREE, INC.
filed 2020-05-28
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
As of May 26, 2020, there were 237,232,394 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 2, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(in millions, except per share data)	2020	2019
Net sales	$6,286.8	$5,808.7
Cost of sales	4,491.9	4,081.5
Gross profit	1,794.9	1,727.2
Selling, general and administrative expenses	1,429.0	1,341.7
Operating income	365.9	385.5
Interest expense, net	40.2	41.4
Other expense, net	0.5	0.2
Income before income taxes	325.2	343.9
Provision for income taxes	77.6	76.0
Net income	$247.6	$267.9
Basic net income per share	$1.05	$1.13
Diluted net income per share	$1.04	$1.12
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(in millions)	2020	2019
Net income	$247.6	$267.9

Foreign currency translation adjustments	(8.0)	(2.8)

Total comprehensive income	$239.6	$265.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,755.1	$539.2	$725.8
Merchandise inventories	3,198.5	3,522.0	3,325.5
Other current assets	211.8	208.2	194.8
Total current assets	5,165.4	4,269.4	4,246.1
Property, plant and equipment, net of accumulated depreciation of $4,333.0, $4,194.1 and $3,822.7, respectively	3,964.8	3,881.8	3,525.0
Restricted cash	46.9	46.8	24.7
Operating lease right-of-use assets	6,147.0	6,225.0	6,111.0
Goodwill	1,981.4	1,983.3	2,295.9
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	23.3	24.4	—
Other assets	43.0	43.9	51.6
Total assets	$20,471.8	$19,574.6	$19,354.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,050.0	$250.0	$750.0
Current portion of operating lease liabilities	1,265.0	1,279.3	1,215.9
Accounts payable	1,336.9	1,336.5	1,186.5
Income taxes payable	84.2	62.7	125.2
Other current liabilities	768.1	618.0	701.7
Total current liabilities	4,504.2	3,546.5	3,979.3
Long-term debt, net, excluding current portion	3,223.3	3,522.2	3,516.9
Operating lease liabilities, long-term	4,885.2	4,979.5	4,849.5
Deferred income taxes, net	1,037.7	984.7	954.2
Income taxes payable, long-term	30.2	28.9	35.8
Other liabilities	270.6	258.0	262.7
Total liabilities	13,951.2	13,319.8	13,598.4
Commitments and contingencies
Shareholders’ equity	6,520.6	6,254.8	5,755.9
Total liabilities and shareholders’ equity	$20,471.8	$19,574.6	$19,354.3

Common shares outstanding	237.2	236.7	237.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended May 2, 2020
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at February 1, 2020	236.7	$2.4	$2,454.4	$(39.8)	$3,837.8	$6,254.8
Net income	—	—	—	—	247.6	247.6
Total other comprehensive income	—	—	—	(8.0)	—	(8.0)
Issuance of stock under Employee Stock Purchase Plan	—	—	3.0	—	—	3.0
Exercise of stock options	0.1	—	6.7	—	—	6.7
Stock-based compensation, net	0.4	—	16.5	—	—	16.5
Balance at May 2, 2020	237.2	$2.4	$2,480.6	$(47.8)	$4,085.4	$6,520.6

	13 Weeks Ended May 4, 2019
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Share- holders' Equity
Balance at February 2, 2019	238.1	$2.4	$2,602.7	$(38.3)	$3,076.1	$5,642.9
Cumulative effect of adopted accounting standards, net	—	—	—	—	(65.3)	(65.3)
Net income	—	—	—	—	267.9	267.9
Total other comprehensive loss	—	—	—	(2.8)	—	(2.8)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	3.1	—	—	3.1
Exercise of stock options	—	—	2.9	—	—	2.9
Stock-based compensation, net	0.4	—	7.2	—	—	7.2
Repurchase of stock	(1.0)	—	(100.0)	—	—	(100.0)
Balance at May 4, 2019	237.6	$2.4	$2,515.9	$(41.1)	$3,278.7	$5,755.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$247.6	$267.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.5	151.2
Provision for deferred income taxes	52.7	3.0
Stock-based compensation expense	32.6	30.5
Amortization of debt discount and debt-issuance costs	1.1	1.6
Other non-cash adjustments to net income	2.0	2.9
Changes in operating assets and liabilities	457.5	157.0
Net cash provided by operating activities	959.0	614.1
Cash flows from investing activities:
Capital expenditures	(235.8)	(209.2)
Proceeds from governmental grant	—	16.5
Proceeds from (payments for) fixed asset disposition	(0.1)	0.3
Net cash used in investing activities	(235.9)	(192.4)
Cash flows from financing activities:
Principal payments for long-term debt	(250.0)	—
Proceeds from revolving credit facility	750.0	—
Proceeds from stock issued pursuant to stock-based compensation plans	9.7	5.8
Cash paid for taxes on exercises/vesting of stock-based compensation	(16.1)	(23.3)
Payments for repurchase of stock	—	(100.0)
Net cash provided by (used in) financing activities	493.6	(117.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(0.4)
Net increase in cash, cash equivalents and restricted cash	1,216.0	303.8
Cash, cash equivalents and restricted cash at beginning of period	586.0	446.7
Cash, cash equivalents and restricted cash at end of period	$1,802.0	$750.5
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$3.2	$6.3
Income taxes	$2.9	$6.4
Non-cash transactions:
Accrued capital expenditures	$54.2	$55.1
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended February 1, 2020. The results of operations for the 13 weeks ended May 2, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2021.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of May 2, 2020 and May 4, 2019 and the results of our operations and cash flows for the periods presented. The February 1, 2020 balance sheet information was derived from the audited consolidated financial statements as of that date.
Certain prior year amounts have been reclassified for consistency with the current year presentation.
Note 2 - Legal Proceedings
We are defendants in legal proceedings including a Food and Drug Administration (“FDA”) proceeding and the class, collective, representative and large cases described below as well as individual claims in arbitration. We will vigorously defend ourselves in all matters referred to in this Note 2. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which they are resolved.
We assess our legal proceedings monthly and reserves are established if a loss is probable and the amount of such loss can be reasonably estimated. For matters that have settled, we reserve the estimated settlement amount even if the settlement has not been approved by the court. Many, if not substantially all, of our legal proceedings are subject to significant uncertainties and, therefore, determining the likelihood of a loss and the measurement of any loss can be complex and subject to judgment. With respect to legal proceedings where we have determined that a loss is reasonably possible but not probable, we are unable to estimate the amount or range of the reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding legal proceedings. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Management’s assessment of legal proceedings could change because of future determinations or the discovery of facts which are not presently known. Accordingly, the ultimate costs of resolving these proceedings may be substantially higher or lower than currently estimated.
Dollar Tree Active Matters
The FDA has alleged that we improperly sold certain topically applied, over the counter (“OTC”) products manufactured by certain Chinese factories that were on an import “alert” restriction issued by the FDA. We responded to the FDA by proposing enhanced procedures and processes for any OTC products we import from China.
In August 2018, a former employee brought suit in California state court as a class action and as a Private Attorney General Act (“PAGA”) representative suit alleging we failed to provide all non-exempt California store employees with compliant rest and meal breaks, accrued vacation, accurate wage statements and final pay upon termination of employment. We have reached an agreement in principle to settle the matter which will be submitted to the court for approval.
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
In January 2020, a consumer class action was filed against us in New York alleging Almond Milk sold by us with “Vanilla” featured prominently on its packaging is mislabeled because it does not contain the expected amount, type, and proportion of vanilla relative to non-vanilla flavor components. The legal claims include New York consumer protection laws, negligent misrepresentations, breach of warranties, fraud and unjust enrichment.
Several lawsuits have been filed against Dollar Tree, Family Dollar and our vendors alleging that personal talc powder products caused cancer. We do not believe the products we sold caused the illnesses. We believe these lawsuits are insured and we are being indemnified by our third party vendors.
Dollar Tree Resolved Matters
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. We have reached an agreement and are awaiting court approval.
Family Dollar Active Matters
Beginning in 2019, a law firm has filed lawsuits around the country, including purported nationwide and state class actions, alleging we violated the public accommodation requirements of the Americans with Disabilities Act or its state law equivalent, by systemically blocking the aisles with merchandise.
In October 2019, a state and federal class action was filed in New York alleging that we sold Zantac containing N-Nitrosodimethylamine (hereafter “NDMA”), which is classified by the FDA as a probable carcinogen. The suit alleges breach of warranty, fraud, unjust enrichment, and violation of New York’s General Business Law. We believe we are fully indemnified by our supplier.
Family Dollar Resolved Matters
In January 2017, a customer filed a class action in federal court in Illinois alleging we violated various state consumer fraud laws as well as express and implied warranties by selling a product that purported to contain aloe when it did not. The requested class is limited to the state of Illinois. The court has dismissed the lawsuit.
Note 3 - Long-Term Debt
In the first quarter of fiscal 2020, we paid the remaining $250.0 million outstanding under our Senior Floating Rate Notes due 2020.
Additionally, in the first quarter of fiscal 2020, we preemptively drew on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic. At May 2, 2020, we had $750.0 million outstanding and $363.4 million available for borrowing under our Revolving Credit Facility.
As of May 2, 2020, we were in compliance with our debt covenants.
Note 4 - Fair Value Measurements
As required, financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any significant impairment charges during the 13 weeks ended May 2, 2020 and May 4, 2019.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.

The aggregate fair values and carrying values of our long-term borrowings were as follows:

	May 2, 2020		February 1, 2020		May 4, 2019
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,764.9	$3,530.5	$4,064.5	$3,779.9	$4,348.9	$4,276.5

The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The table above excludes amounts related to our Revolving Credit Facility, as the carrying value approximates fair value because the interest rates vary with market interest rates.
Note 5 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	May 2,	May 4,
(in millions, except per share data)	2020	2019
Basic net income per share:
Net income	$247.6	$267.9
Weighted average number of shares outstanding	236.9	238.0
Basic net income per share	$1.05	$1.13
Diluted net income per share:
Net income	$247.6	$267.9
Weighted average number of shares outstanding	236.9	238.0
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.5	1.1
Weighted average number of shares and dilutive potential shares outstanding	237.4	239.1
Diluted net income per share	$1.04	$1.12

For the 13 weeks ended May 2, 2020 and May 4, 2019, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 6 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 11 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended February 1, 2020. Stock-based compensation expense was $32.6 million and $30.5 million during the 13 weeks ended May 2, 2020 and May 4, 2019, respectively.
Restricted Stock
We issue service-based RSUs to employees and officers and issue PSUs to certain officers. We recognize expense based on the estimated fair value of the RSUs or PSUs granted over the requisite service period, which is generally three years, on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs and PSUs is determined using our closing stock price on the date of grant.

Service-Based RSUs
The following table summarizes the status of service-based RSUs as of May 2, 2020 and changes during the 13 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	1,049,081	$95.17
Granted	840,388	72.95
Vested	(501,523)	91.50
Forfeited	(19,556)	90.47
Nonvested at May 2, 2020	1,368,390	$82.94

PSUs
The following table summarizes the status of PSUs as of May 2, 2020 and changes during the 13 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	320,500	$99.29
Granted	398,262	72.94
Vested	(72,325)	97.69
Forfeited	(68,826)	93.42
Nonvested at May 2, 2020	577,611	$81.91

Note 7 - Leases
Our lease portfolio primarily consists of leases for our retail store locations and we also lease vehicles and trailers, as well as distribution center space and equipment.
The lease cost for operating leases that was recognized in the accompanying unaudited condensed consolidated income statements for the 13 weeks ended May 2, 2020 and May 4, 2019 was as follows:

	13 Weeks Ended
(in millions)	May 2, 2020	May 4, 2019
Operating lease cost	$380.9	$381.4
Variable lease cost	98.4	85.4
Total lease cost*	$479.3	$466.8

*Excludes short-term lease cost and sublease income, which are immaterial

As of May 2, 2020, maturities of lease liabilities were as follows:

(in millions)
Remainder of 2020	$1,000.2
2021	1,364.0
2022	1,166.5
2023	949.5
2024	734.0
Thereafter	1,866.2
Total undiscounted lease payments	7,080.4
Less interest	930.2
Present value of lease liabilities	$6,150.2

The future minimum lease payments above exclude $264.5 million of legally binding minimum lease payments for leases signed but not yet commenced as of May 2, 2020.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of May 2, 2020 and May 4, 2019 is as follows:

	May 2, 2020	May 4, 2019
Weighted-average remaining lease term (years)	6.4	6.7
Weighted-average discount rate	4.2%	4.3%

The following represents supplemental information pertaining to our operating lease arrangements for the 13 weeks ended May 2, 2020 and May 4, 2019:

	13 Weeks Ended
(in millions)	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$415.8	$367.2
Right-of-use assets obtained in exchange for new operating lease liabilities	261.0	215.4

Note 8 - Shareholders’ Equity
We did not repurchase any shares of common stock in the 13 weeks ended May 2, 2020. We repurchased 960,683 shares of common stock on the open market for approximately $100.0 million during the 13 weeks ended May 4, 2019. As of May 2, 2020, we have $800.0 million remaining under Board repurchase authorization.
Note 9 - Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act retroactively changed the recovery period for Qualified Improvement Property to 15 years for eligible property placed in service subsequent to December 31, 2017. In the first quarter of 2020, we reclassified an estimated $67.0 million to the Deferred income taxes, net liability from Income taxes payable to reflect the additional currently deductible depreciation associated with the change in recovery period for Qualified Improvement Property.
Note 10 - Segments
We operate a chain of more than 15,300 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate and support costs consist primarily of store support center costs that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments. These costs include operating expenses for our store support centers in Chesapeake, Virginia and Matthews, North Carolina. During fiscal 2019, we consolidated our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia. We continue to own our facility in Matthews, North Carolina.
Information for our segments, as well as for Corporate and support, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended
	May 2,	May 4,
(in millions)	2020	2019
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,077.5	$2,959.3
Family Dollar	3,209.3	2,849.4
Consolidated Net sales	$6,286.8	$5,808.7

Gross profit:
Dollar Tree	$980.7	$1,021.2
Family Dollar	814.2	706.0
Consolidated Gross profit	$1,794.9	$1,727.2

Operating income (loss):
Dollar Tree	$282.0	$394.2
Family Dollar	175.5	91.9
Corporate and support	(91.6)	(100.6)
Consolidated Operating income	365.9	385.5
Interest expense, net	40.2	41.4
Other expense (income), net	0.5	0.2
Income before income taxes	$325.2	$343.9

	As of
	May 2,	February 1,	May 4,
(in millions)	2020	2020	2019
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$421.9	$423.8	$386.9
Family Dollar	1,559.5	1,559.5	1,909.0
Consolidated Goodwill	$1,981.4	$1,983.3	$2,295.9

Total assets:
Dollar Tree	$8,504.7	$7,694.0	$6,996.0
Family Dollar	11,540.7	11,484.9	12,004.3
Corporate and support	426.4	395.7	354.0
Consolidated Total assets	$20,471.8	$19,574.6	$19,354.3

*Goodwill is reassigned between segments when stores are re-bannered between segments. There were no stores re-bannered between segments in the 13 weeks ended May 2, 2020. In the 13 weeks ended May 4, 2019, we reassigned $11.1 million of goodwill from Family Dollar to Dollar Tree as a result of re-bannering.
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended
	May 2,		May 4,
(in millions)	2020		2019
Dollar Tree segment net sales by merchandise category:
Consumable	$1,686.5	54.8%	$1,497.4	50.6%
Variety	1,311.0	42.6%	1,358.3	45.9%
Seasonal	80.0	2.6%	103.6	3.5%
Total Dollar Tree segment net sales	$3,077.5	100.0%	$2,959.3	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,532.1	78.9%	$2,202.6	77.3%
Home products	272.8	8.5%	242.2	8.5%
Apparel and accessories	154.1	4.8%	173.8	6.1%
Seasonal and electronics	250.3	7.8%	230.8	8.1%
Total Family Dollar segment net sales	$3,209.3	100.0%	$2,849.4	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introductory Note: Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
Cautionary Note Regarding Forward-Looking Statements: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

•
The potential effect of general business or economic conditions, including inflation, consumer spending levels, rates of population, employment and job growth and/or losses in our markets, the cost of COVID-19 initiatives, changes in prevailing wage rates and our plans to address these changes, shipping and trucking rates, freight and other distribution costs, fuel costs and wage and benefit costs;

•
The uncertainty of the future impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding the physical and financial health of our customers, the ability of government assistance programs to individuals, households and businesses to support consumer spending, levels of foot traffic in our stores, changes in customer demand for our consumable and essential products as well as our discretionary products, possible disruptions in our supply chain or sources of supply, and whether we will have the governmental approvals, personnel and sources of supply to be able to keep our stores open;

•
Our plans and expectations in response to the COVID-19 pandemic, including increased expenses for higher wages and bonuses paid to associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates, and expected delays in new store openings;

•
The impact of trade relations and the ongoing trade dispute between the United States and China, including the actual and potential effect of Section 301 tariffs on Chinese goods imposed by the United States Trade Representative, some of which were suspended or reduced in January and February 2020, and other potential impediments to imports;

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

•	The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations, including the proceeding by the FDA;

•	The effect of changes in labor laws, and the effect of the Fair Labor Standards Act as it relates to the qualification of our managers for exempt status, minimum wage and health care law;

•	The average size and productivity of our stores, including those to be added in 2020 and beyond;

•
The effect of our initiatives to renovate Family Dollar stores to the H2 store format and the performance of that format, the sales mix of lower margin consumable and higher margin discretionary merchandise in Dollar Tree and Family Dollar stores, including an increase in the number of stores with freezers and coolers, and the roll-out of adult beverages at Family Dollar and Snack Zone and Crafter’s Square at Dollar Tree, on our results of operations;

•	The net sales per square foot, net sales and operating income of our stores;

•
The benefits, results and effects of the Family Dollar acquisition and integration and the combined company’s plans, objectives, strategies and expectations (financial or otherwise), including synergies, the cost to achieve synergies, and the effect on earnings per share;

•	The effect of changes in tax laws and rates and regulatory interpretations of such laws;

•	Our seasonal sales patterns and customer demand including those relating to the important holiday selling seasons and party merchandise;

•	The capabilities of our inventory supply chain technology and other systems;

•
The reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and domestic goods which are in higher demand as a result of the COVID-19 pandemic;

•
The capacity, performance and cost of our distribution centers and distribution network (including shipping and transportation), including future automation, and our expectations regarding the construction of new distribution centers;

•	Our expectations regarding compliance with debt covenants, our dividend policy and our stock repurchase program;

•
Our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of common stock under our repurchase program, and our ability to service our debt obligations, including our expected annual interest expense;

•	Our expectations regarding competition, growth in our retail sector and our potential for long-term growth;

•	Our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;

•	Our assessment of the impact on us of certain actions by activist shareholders and our potential responses to these actions;

•	Management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes and uncertain tax positions; and

•
Management’s estimates associated with our critical accounting policies, including inventory valuation, self-insurance liabilities and valuations for our goodwill and indefinite-lived intangible assets impairment analyses.

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and in this Quarterly Report on Form 10-Q.

•
The COVID-19 pandemic is a serious threat to the health and economic wellbeing of our customers, our associates and our sources of supply, and the impact of the COVID-19 pandemic and the measures implemented to contain or mitigate the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations.

•
Our supply chain may be disrupted by changes in United States trade policy with China or as a result of the COVID-19 pandemic, and risks associated with our domestic and foreign suppliers, including tariffs or restrictions on trade or disruptions arising from the outbreak of the COVID-19 pandemic, could adversely affect our financial performance.

•	Our profitability is vulnerable to cost increases, including increased costs associated with responding to the COVID-19 pandemic.

•	We could continue to encounter higher costs and disruptions in our distribution network.

•	The continuing integration of Family Dollar’s operations is not complete and may be more difficult, costly or time consuming than expected.

•	Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•	Our profitability is affected by the mix of products we sell.

•	We may stop selling or recall certain products for safety-related issues.

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

•	We could incur losses due to impairment of long-lived assets, goodwill and intangible assets.

•	Our business or the value of our common stock could be negatively affected as a result of actions by activist shareholders.

•	Litigation and arbitration may adversely affect our business, financial condition and results of operations.

•	Pressure from competitors may reduce our sales and profits.

•	A downturn or changes in economic conditions, including those caused by the COVID-19 pandemic, could impact our sales or profitability.

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
The Impact of COVID-19
The COVID-19 pandemic has affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. As you review the Management’s Discussion and Analysis of Financial Condition and Results of Operations, please keep in mind the following.
As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and financial results are different than what we expected. We have experienced fewer customer visits and higher average ticket. The mix and profit margin of products being purchased by our customers has been different and has changed during the first quarter of 2020. As demand for essential goods, including cleaning supplies and sanitizer, household products, paper goods, food and over-the-counter medicine, increased to unprecedented levels, both our domestic suppliers and distribution centers were stressed to keep up with the demand. We expect this disruption with certain vendors and SKUs to continue into the summer. The effect of COVID-19-related stimulus purchases for some other non-essential items may create additional disruptions. The balance of our product, including imports, continues to operate as we planned. including cleaning supplies and sanitizer, household products, paper goods, food and over-the-counter medicine.
We have hired more than 25,000 new associates since early March and we have implemented several changes to support our associates in adhering to Centers for Disease Control and Prevention (CDC) recommendations. We have:

•	Activated our Business Response Team to meet daily to communicate, assess and address potential exposure throughout the organization;

•	Provided personal protective equipment including masks, gloves and sanitizers for our store and distribution center associates;

•	Deployed plexiglass sneeze guards for all registers at all stores;

•	Equipped stores, distribution centers and the store support center with necessary supplies for enhanced cleaning protocol;

•	Provided a $2 per hour wage premium for all store and distribution center hourly associates, excluding hourly-paid store managers;

•
Provided a minimum guaranteed sales bonus of $500 for each store manager in March and a minimum guaranteed target bonus payout for April as well as bonuses for certain salaried associates in our field operations and distribution centers;

•	Provided pay continuation for associates who test positive or who are Group 1 associates who have to self-quarantine;

•	Created a “store” within each distribution center to allow our associates to shop for needed supplies at work;

•	Eliminated all non-essential air travel;

•	Utilized technology options for all large group meetings;

•	Prohibited external visitors’ access to the store support center;

•	Enabled the majority of our store support center teams to work remotely;

•	Enabled contactless payments to our POS systems for our customers;

•	Followed local municipality, county, and state guidelines and regulations needed to be open as an essential business;

•	Encouraged safe social distancing protocols for our customers with signing, graphics and communications;

•	Enabled health prescreening questionnaire for all store and distribution associates before entering work; and

•	Established temperature check protocols for our associates at all distribution centers.
We also made changes to reduce our exposure to potential short-term liquidity risk in the banking system, including preemptively drawing $750 million under our Revolving Credit Facility and suspending share repurchases under the remaining $800 million of Board authorization. We are in compliance with our debt covenants and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2020.
Given the level of volatility and uncertainty surrounding the future impact of COVID-19 on our customers, suppliers and the broader economies in the locations that we operate as well as uncertainty around the future impact on our supply chain, it is challenging to predict our future operations and financial results. Following is a discussion of the impacts that we have seen and the factors which could influence our future performance.
Sales
During March, our Dollar Tree and Family Dollar stores began to experience a significant increase in customer demand and sales related to essential products and comparable store net sales increased significantly. However, beginning the last week of March and continuing into April during the peak of the Easter selling season, comparable store net sales at our Dollar Tree stores decreased. Beginning in mid-April, comparable store net sales at our Dollar Tree stores increased as the comparable Easter period from 2019 had passed. In the 13 weeks ended May 2, 2020, enterprise comparable store net sales increased 7.0% resulting from an increase in average ticket of 15.5%, partially offset by a decrease in traffic of 7.4%.
The future impact of COVID-19 on our customers is difficult to predict as the effectiveness of economic stabilization efforts is uncertain and government assistance payments may not provide enough funding to support current spending. In addition, we cannot predict the impact of the spread of COVID-19 on the health and well-being of our customers and associates.
The demand for essential supplies has increased and we are dependent on our suppliers to replenish the goods in our stores. Disruptions in our supply chain or sources of supply could adversely impact our sales.
Gross Profit
As noted, in the 13 weeks ended May 2, 2020, the demand for essential products, which typically sell at a lower margin than our discretionary products, increased significantly. In addition, Easter sales in our Dollar Tree segment were materially lower than expected resulting in higher merchandise cost, including freight, and higher markdowns to clear the unsold Easter product.

During April, demand for discretionary products increased in our Family Dollar segment. While the favorable mix change has continued into the second quarter of 2020, we cannot predict whether it will continue.
In the 13 weeks ended May 2, 2020, our distribution center payroll costs included $6.2 million of incremental wage premiums in recognition of the team’s extraordinary efforts. The incremental wage premium payments will continue for at least the first six weeks of the second quarter of 2020.
The trade dispute between the United States and China is ongoing and should additional tariffs or other sanctions be imposed on imported goods, our business or results of operations in fiscal 2020 could be adversely affected.
Selling, General and Administrative Expenses
In the 13 weeks ended May 2, 2020, we paid incremental wage premiums to our hourly store associates, minimum guaranteed bonuses to our store managers and other bonuses to certain field operations managers totaling $57.5 million. The incremental wage premium payments and minimum guaranteed store manager bonuses will continue for at least the first six weeks of the second quarter of 2020.
In addition, for the safety of our associates and customers, we installed plexiglass sneeze guards at all registers in our stores and incurred incremental costs for masks, gloves and cleaning supplies. These expenses totaled $8.9 million in the 13 weeks ended May 2, 2020.
Store Openings and Initiatives
During the first quarter of 2020, we opened 67 new Dollar Tree stores and 32 new Family Dollar stores; however, we have experienced construction-related delays due to challenges with the permitting process which has resulted in delays in our planned store openings. We now plan to open 325 Dollar Tree stores and 175 Family Dollar stores in fiscal 2020.
As a result of the complications inherent in operating our stores during the COVID-19 pandemic, we paused the roll-out of our Snack Zone layout to our Dollar Tree stores; however, we still plan to add this assortment to 300 additional Dollar Tree stores in fiscal 2020.
With the increase in customer activity in our Family Dollar stores and COVID-19-related travel restrictions, we paused the roll-out of our H2 stores during the first quarter of 2020. We now expect to renovate approximately 750 stores to this format in fiscal 2020. Also, as a result of permitting delays, we now expect to add adult beverage product to approximately 900 stores in fiscal 2020.
Overview
We are a leading operator of more than 15,300 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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

At May 2, 2020, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 13 weeks ended May 2, 2020 and May 4, 2019 is as follows:

	13 Weeks Ended
	May 2, 2020			May 4, 2019
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,505	7,783	15,288	7,001	8,236	15,237
New stores	67	32	99	65	26	91
Re-bannered stores	(3)	—	(3)	45	(84)	(39)
Closings	(7)	(7)	(14)	(9)	(16)	(25)
Ending	7,562	7,808	15,370	7,102	8,162	15,264
Relocations	15	6	21	6	5	11

Selling Square Feet (in millions):
Beginning	64.6	56.7	121.3	60.3	59.8	120.1
New stores	0.6	0.2	0.8	0.6	0.2	0.8
Re-bannered stores	—	—	—	0.4	(0.7)	(0.3)
Closings	(0.1)	—	(0.1)	(0.1)	(0.1)	(0.2)
Relocations	0.1	—	0.1	—	—	—
Ending	65.2	56.9	122.1	61.2	59.2	120.4
Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened during the 13 weeks ended May 2, 2020 was approximately 8,490 selling square feet for the Dollar Tree segment and 7,990 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
The percentage change in comparable store net sales on a constant currency basis for the 13 weeks ended May 2, 2020, as compared with the preceding year, is as follows:

	13 Weeks Ended May 2, 2020
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	7.0%	(7.4)%	15.5%
Dollar Tree Segment	(0.9)%	(11.7)%	12.2%
Family Dollar Segment	15.5%	(1.4)%	17.1%
Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis change by translating the current year quarter’s comparable store net sales in Canada using the prior year first quarter’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Dollar Tree Initiatives
We believe comparable store net sales continue to be positively affected by a number of our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in the first quarter of 2020 and as of May 2, 2020, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 6,210 stores compared to approximately 5,765 stores at May 4, 2019. Beginning in fiscal 2018, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of May 2, 2020, we have Snack Zone in approximately 2,290 Dollar Tree stores. In fiscal 2019, we introduced our Crafter’s Square initiative in more than 650 stores. This section includes a new expanded assortment of arts and crafts supplies. We have begun expanding this program and have rolled it out to more than 3,000 stores as of May 2, 2020. We plan to include Crafter’s Square in additional stores in the future. We believe these initiatives have and will continue to enable us to increase sales and earnings by increasing the number of shopping trips made by our customers.
Family Dollar Initiatives
In fiscal 2019, we executed a store optimization program for our Family Dollar stores to improve performance. Included in that program was a roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. This H2 model has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 stores have higher customer traffic and provide an average comparable store net sales lift in excess of 10% in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of May 2, 2020, we have approximately 1,700 H2 stores. We plan to renovate approximately 750 stores to the H2 format in fiscal 2020. In addition, we installed adult beverage product in approximately 80 stores in the first quarter of 2020 and plan to add it to approximately 800 more stores in 2020. We believe the addition of adult beverage to our assortment will drive traffic to our stores.
Results of Operations
Our results of operations as a percentage of net sales and period-over-period changes are discussed in the following section.
Net Sales

	13 Weeks Ended
	May 2,	May 4,	Percentage Change
(dollars in millions)	2020	2019
Net sales	$6,286.8	$5,808.7	8.2%
Comparable store net sales change	7.0%	2.2%
The increase in net sales in the 13 weeks ended May 2, 2020 was a result of a comparable store net sales increase in the Family Dollar segment and sales of $234.6 million at new stores. These sales increases were partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our Family Dollar segment store optimization program and a decrease in comparable store net sales in the Dollar Tree segment. Lower traffic resulting from the COVID-19 pandemic negatively affected Easter sales in the Dollar Tree segment.
Enterprise comparable store net sales increased 7.0% on a constant currency basis as a result of a 15.5% increase in average ticket and a 7.4% decrease in customer traffic. Comparable store net sales increased the same 7.0% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 15.5% in the Family Dollar segment and decreased 0.9% in the Dollar Tree segment. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Gross Profit

	13 Weeks Ended
	May 2,	May 4,	Percentage Change
(dollars in millions)	2020	2019
Gross profit	$1,794.9	$1,727.2	3.9%
Gross profit margin	28.5%	29.7%	(1.2)%
The decrease in gross profit margin in the 13 weeks ended May 2, 2020 was a result of the following:

•
Merchandise cost, including freight, increased approximately 115 basis points resulting from higher sales of lower margin consumable merchandise as a result of the COVID-19 pandemic, incremental tariffs of approximately $23.0 million and higher freight costs, partially offset by improved initial mark-on.

•
Markdown costs increased approximately 25 basis points resulting primarily from the higher seasonal markdowns in the Dollar Tree segment due to the lower than planned sell-through on Easter merchandise as a result of the COVID-19 pandemic.

•
Distribution costs increased approximately 25 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a $2 per hour premium for all hours worked beginning March 8, 2020. Total distribution center COVID-19 related payroll expenses were approximately $6.2 million, or 10 basis points of this increase.

•	Occupancy costs decreased approximately 40 basis points as a result of the leverage from the increase in comparable store net sales.
Selling, General and Administrative Expenses

	13 Weeks Ended
	May 2,	May 4,	Percentage Change
(dollars in millions)	2020	2019
Selling, general and administrative expenses	$1,429.0	$1,341.7	6.5%
As a percentage of Net sales	22.7%	23.1%	(0.4)%
The decrease in selling, general and administrative expenses, as a percentage of net sales, in the 13 weeks ended May 2, 2020 was a result of the following:

•	Operating and corporate expenses decreased approximately 35 basis points as a result of the leverage from the comparable store net sales increase in the Family Dollar segment and the following:

◦
Corporate costs decreased approximately 15 basis points resulting from the prior year including costs related to the consolidation of our store support centers and higher legal fees due to shareholder activism.

◦	Advertising costs decreased 10 basis points resulting from lower promotional advertising during the COVID-19 pandemic.

◦	Travel costs decreased approximately 10 basis points as a result of COVID-19 travel restrictions.

◦	Inventory service expense decreased approximately 5 basis points as a result of the postponement of inventories from March 15, 2020 through the end of the quarter due to the COVID-19 pandemic.

◦
Store supplies expense increased approximately 5 basis resulting primarily from the installation of plexiglass sneeze guards at all registers in our stores and incremental costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.

•
Repairs and maintenance and utility costs decreased 30 basis points due to leverage from the comparable store net sales increase and the postponement of certain maintenance activities as a result of the COVID-19 pandemic.

•	Payroll expenses increased approximately 25 basis points due to the following:

◦
Store hourly payroll increased approximately 55 basis points due to the $2 per hour COVID-19-related premium paid to all store hourly associates for hours worked beginning March 8, 2020, partially offset by the leverage from the increase in comparable store net sales in the Family Dollar segment. Total COVID-19-related pay was approximately $52.3 million or 85 basis points.

◦
Store sales bonus expenses increased approximately 10 basis points as a result of the higher comparable store net sales in the Family Dollar segment and approximately $3.5 million of guaranteed bonus payouts for store managers related to the COVID-19 pandemic.

◦
Field management payroll decreased 15 basis points due to leverage from the comparable store net sales increase and the lower store count in the Family Dollar segment. We also paid $1.7 million of bonuses to certain field management associates related to the COVID-19 pandemic.

◦	Office payroll decreased approximately 10 basis points as a result of the store support center consolidation and other leadership changes made in the fourth quarter of fiscal 2019.

◦	Other payroll expenses decreased approximately 10 basis points resulting from lower temporary help expenses due to fewer H2 conversions in the current year as a result of the COVID-19 pandemic.
Operating Income

	13 Weeks Ended
	May 2,	May 4,	Percentage Change
(dollars in millions)	2020	2019
Operating income	$365.9	$385.5	(5.1)%
Operating income margin	5.8%	6.6%	(0.8)%
Operating income margin decreased to 5.8% for the 13 weeks ended May 2, 2020 compared to 6.6% for the same period last year as operating income margin in the Dollar Tree segment declined 410 basis points. The decrease was partially offset by a 230 basis point increase in the Family Dollar segment operating income margin. Operating income in the 13 weeks ended May 2, 2020 includes approximately $73.2 million of COVID-19 related expenses.
Interest Expense, Net

	13 Weeks Ended
	May 2,	May 4,	Percentage Change
(dollars in millions)	2020	2019
Interest expense, net	$40.2	$41.4	(2.9)%
Interest expense decreased $1.2 million resulting from lower average debt outstanding in the current year quarter compared to the same quarter last year partially offset by lower interest income in the current year quarter.
Provision for Income Taxes

	13 Weeks Ended
	May 2,	May 4,	Percentage Change
(dollars in millions)	2020	2019
Provision for income taxes	$77.6	$76.0	2.1%
Effective tax rate	23.9%	22.1%	1.8%
The increase in our effective tax rate in the 13 weeks ended May 2, 2020 was primarily the result of additional tax expense for restricted stock vestings in the current quarter due to the stock price for certain grants being lower at the vest date than the grant date.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments as a percentage of net sales and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
	May 2, 2020		May 4, 2019
(in millions)	$	% of Net Sales	$	% of Net Sales
Net sales	$3,077.5		$2,959.3
Gross profit	980.7	31.9%	1,021.2	34.5%
Operating income	282.0	9.2%	394.2	13.3%

Net sales for the Dollar Tree segment increased $118.2 million, or 4.0%, for the 13 weeks ended May 2, 2020, compared to the same period last year. The increase was due to sales from new stores of $163.1 million, partially offset by a decrease of 0.9% in comparable store net sales. Customer traffic declined 11.7% and average ticket increased 12.2%.
Gross profit margin for the Dollar Tree segment decreased to 31.9% for the 13 weeks ended May 2, 2020 compared to 34.5% for the same period last year as a result of the following:

•
Merchandise cost, including freight, increased approximately 140 basis points primarily due to increased sales of higher cost consumable merchandise and lower Easter sales as a result of the COVID-19 pandemic, incremental tariffs of approximately $18.0 million and higher freight costs, partially offset by increased initial mark-on.

•	Markdown costs increased 40 basis points resulting from higher seasonal markdowns due to the lower Easter sell-through as a result of the COVID-19 pandemic.

•
Distribution costs increased 30 basis points resulting from higher distribution center payroll and depreciation costs. Distribution center payroll costs include approximately $3.5 million or 10 basis points of a $2 per hour premium for all distribution center hourly associates for all hours worked beginning March 8, 2020 and guaranteed bonuses resulting from the COVID-19 pandemic.

•	Occupancy costs increased approximately 30 basis points resulting primarily from the loss of leverage due to the comparable store net sales decrease in the quarter.

•	Shrink costs increased 25 basis points resulting from unfavorable inventory results in the current quarter and an increase in the shrink accrual rate.
Operating income margin for the Dollar Tree segment decreased to 9.2% for the 13 weeks ended May 2, 2020 from 13.3% for the same period last year. The decrease in operating income margin in the 13 weeks ended May 2, 2020 was the result of the gross profit margin decrease noted above and higher selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses increased to 22.7% as a percentage of net sales in the 13 weeks ended May 2, 2020 compared to 21.2% for the same period last year as a result of the net of the following:

•	Payroll expenses increased approximately 145 basis points resulting from the net of the following:

◦
Store hourly payroll increased approximately 120 basis points primarily due to the $2 per hour COVID-19-related premium paid to all store hourly associates for hours worked beginning March 8, 2020 and the loss of leverage from the decrease in comparable store net sales. Total COVID-19-related pay was $30.1 million or 95 basis points.

◦
Field management payroll increased approximately 15 basis points primarily due to the loss of leverage from the decrease in comparable store net sales. We also paid $0.9 million of bonuses to certain field management associates related to the COVID-19 pandemic.

◦	Store sales bonus expenses increased approximately 10 basis points as a result of $2.7 million of guaranteed bonus payouts for store managers related to the COVID-19 pandemic.

•	Operating expenses increased approximately 5 basis points as a result of the loss of leverage from the comparable store net sales decrease and the net of the following COVID-19-related changes:

◦
Store supplies costs increased approximately 10 basis points as a result of the installation of plexiglass sneeze guards at all registers in our stores and incremental costs for masks, gloves and cleaning supplies.

◦	Inventory service expense decreased approximately 10 basis points due to the postponement of inventories from March 15, 2020 through the end of the quarter.
Operating income in the 13 weeks ended May 2, 2020 includes approximately $42.2 million of COVID-19 related expenses.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended
	May 2, 2020		May 4, 2019
(in millions)	$	% of Net Sales	$	% of Net Sales
Net sales	$3,209.3		$2,849.4
Gross profit	814.2	25.4%	706.0	24.8%
Operating income	175.5	5.5%	91.9	3.2%
Net sales for the Family Dollar segment increased $359.9 million or 12.6% for the 13 weeks ended May 2, 2020 compared to the same period last year. The increase was due to a comparable store net sales increase of 15.5% and $71.5 million of new store sales, partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our store optimization program. For the 13 weeks ended May 2, 2020, average ticket increased 17.1%, partially offset by a 1.4% decrease in customer traffic.
Gross profit margin for the Family Dollar segment increased to 25.4% for the 13 weeks ended May 2, 2020 compared to 24.8% for the same period last year. The increase is due to the net of the following:

•
Occupancy costs decreased approximately 105 basis points as a result of the leverage from the comparable store net sales increase and the higher expense in the prior year related to the accelerated amortization of right-of-use assets related to the second quarter 2019 store closures.

•
Shrink expense decreased approximately 30 basis points resulting from an increase in the accrual rate and unfavorable inventory reconciliations in the prior year quarter and improved inventory results in the current year.

•
Merchandise cost, including freight, increased approximately 55 basis points primarily due to increased sales of higher cost consumable merchandise as a result of the COVID-19 pandemic, incremental tariffs of approximately $5.0 million and higher freight costs, partially offset by improved initial mark-on.

•
Distribution costs increased approximately 15 basis points resulting primarily from higher distribution center payroll costs. These costs include $2.7 million, or 10 basis points, related to the $2 per hour premium for all distribution center hourly associates for all hours worked beginning March 8, 2020 related to the COVID-19 pandemic.

Operating income margin for the Family Dollar segment increased to 5.5% for the 13 weeks ended May 2, 2020 from 3.2% for the same period last year resulting from the gross margin increase noted above and a decrease in selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses were 19.9% as a percentage of net sales in the 13 weeks ended May 2, 2020 compared to 21.6% for the same period last year. The current quarter decrease in selling, general and administrative expenses as a percentage of net sales was due to the net of the following:

•	Payroll expenses decreased approximately 65 basis points as a result of the leverage from the comparable store net sales increase and the net of the following:

◦
Store hourly payroll was consistent with the prior year quarter as the $2 per hour COVID-19-related premium paid to all store hourly associates for hours worked beginning March 8, 2020 was offset by leverage from the comparable store net sales increase. Total COVID-19-related pay was $22.2 million or 70 basis points.

◦
Field management payroll decreased approximately 50 basis points due to the leverage from the comparable store net sales increase and the lower store count resulting from the 2019 store optimization program. We also paid $0.8 million of bonuses to certain field management associates related to the COVID-19 pandemic.

◦	Other payroll expenses decreased approximately 15 basis points as a result of lower temporary help expenses due to fewer H2 conversions in the current year due to the COVID-19 pandemic.

◦
Store sales bonus expenses increased approximately 15 basis points as a result of higher sales and an incremental $0.8 million of guaranteed bonus payouts for store managers related to the COVID-19 pandemic.

•
Occupancy costs decreased approximately 55 basis points primarily due to the leverage associated with the increase in comparable store net sales in the period and the postponement of certain maintenance activities as a result of the COVID-19 pandemic.

•	Operating expenses decreased approximately 40 basis points primarily due to leverage from the comparable store net sales increase and the net of the following COVID-19-related changes:

◦	Advertising costs decreased 25 basis points resulting from lower promotional advertising.

◦	Travel decreased approximately 10 basis points resulting from travel restrictions.

◦	Inventory service expense decreased approximately 10 basis points due to the postponement of inventories from March 15, 2020 through the end of the quarter.

◦
Store supplies costs were consistent with the prior year quarter as the installation of plexiglass sneeze guards at all registers in our stores and incremental costs for masks, gloves and cleaning supplies were offset by leverage from the comparable store net sales increase.

•	Depreciation and amortization expense decreased 10 basis points as a result of leverage from the comparable store net sales increase.
Operating income in the 13 weeks ended May 2, 2020 includes approximately $30.4 million of COVID-19 related expenses.
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
The following table compares cash-flow related information for the 13 weeks ended May 2, 2020 and May 4, 2019:

	13 Weeks Ended
	May 2,	May 4,
(in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$959.0	$614.1
Investing activities	(235.9)	(192.4)
Financing activities	493.6	(117.5)
Net cash provided by operating activities increased $344.9 million primarily as a result of lower inventory levels at the end of the quarter.
Net cash used in investing activities increased $43.5 million primarily due to increased capital expenditures related to distribution center projects and grant funds received from state and local governments for our Summit Pointe development in the prior year quarter.
For the 13 weeks ended May 2, 2020, cash provided by financing activities was $493.6 million compared to cash used in financing activities of $117.5 million for the 13 weeks ended May 4, 2019. The cash provided by financing activities in the current quarter is the result of the preemptive draw on our Revolving Credit Facility of $750.0 million partially offset by the final $250.0 million payment on the Senior Floating Rate Notes due 2020. The prior year quarter included $100.0 million of cash paid for stock repurchases.
In the first quarter of fiscal 2020, we preemptively drew on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic. At May 2, 2020, our total borrowings were $4.3 billion and we had $363.4 million available under our Revolving Credit Facility. We also have $290.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $174.8 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 2, 2020. Subsequent to May 2, 2020, our total Letter of Credit Reimbursement and Security Agreements was increased to $330.0 million.
There were no shares repurchased on the open market during the 13 weeks ended May 2, 2020, and we have temporarily suspended share repurchases under the Board repurchase authorization.
We repurchased 960,683 shares of common stock on the open market for approximately $100.0 million during the 13 weeks ended May 4, 2019. As of May 2, 2020, we had $800.0 million remaining under Board repurchase authorization.

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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at LIBOR, reset periodically, plus 1.00% to 1.50% as determined by our credit ratings and leverage ratio. During the first quarter of 2020, we preemptively drew on our Revolving Credit Facility in the amount of $750.0 million as a result of the COVID-19 pandemic, all of which was outstanding at May 2, 2020. A hypothetical increase of one percentage point on such borrowings would not materially affect our results of operations or cash flows.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 2, 2020, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are defendants in ordinary, routine litigation or proceedings incidental to our business, including allegations regarding:
•employment-related matters;
•infringement of intellectual property rights;
•personal injury/wrongful death claims;
•real estate matters;
•environmental and safety issues; and

•	product safety matters, which may include regulatory matters.
In addition, we are currently defendants in national and state proceedings described in Note 2 to our unaudited condensed consolidated financial statements.
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
Item 1A. Risk Factors.
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission on March 20, 2020 (the “2019 Form 10-K”), and is based on the information currently known to us and recent developments since the date of the 2019 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Form 10-K.
However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.
The impact of the COVID-19 pandemic and the measures implemented to contain or mitigate the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations.
The emergence of the COVID-19 pandemic and the resulting public health measures have caused economic and financial disruptions that have adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. The extent to which the pandemic will continue to materially adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak, the nature, extent and effectiveness of containment and mitigation measures, the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending and how quickly and to what extent normal economic and operating conditions can resume.
The COVID-19 pandemic and public health measures have contributed to, among other things:

•
Significant increases in the cost of operating our stores and distribution centers, including higher wages and bonuses paid to associates, enhanced cleaning protocols and the cost of personal protection equipment.

•
Disruptions in the patterns of consumer demand, which has led to, among other things, decreased demand for Easter, party, and certain other merchandise, and an increase in demand for online sales (which is an insignificant part of our business) and home or curbside deliveries (which we do not offer).

•
Widespread changes to, and significant and rapid reductions in, household and business activity and consumer and business spending, as well as economic contraction, the risk of a significant recession, and a record rise in unemployment.

•
Decreasing foot traffic in our stores as a result of the promotion of social distancing, the adoption of shelter-in-place and similar governmental orders and consumer attitudes with respect to in-person shopping.

•
Adverse impacts on the implementation of our business plans, including delays in new store openings, the conversion of Family Dollar stores to the H2 format and the introduction of Snack Zones and alcohol sales in certain of our retail stores.

•	Increased risks of disruptions in our supply chain that could result in lost sales or increase costs.
If consumer demand for discretionary holiday, seasonal, party, and other products does not return to more normal levels, our merchandise and profit margin will be negatively impacted, especially in the later part of the year. We cannot predict when or if this will occur.
The above impacts of the COVID-19 pandemic and public health measures are likely to continue and in some cases, may worsen if infections increase. Although we have been classified as an essential business, and have been allowed to remain open, we have closed impacted stores and distribution centers temporarily for enhanced cleaning and reduced store hours. If the pandemic worsens in some portions of the country, we may also be forced to close for other reasons such as the health of our associates or because of disruptions in the continued operation of our supply chain and sources of supply. It is possible facility closures for health reasons could also impact our distribution centers or our store support center in Chesapeake, Virginia.
The pandemic and public health measures have caused us to modify our strategic plans and business practices and take further actions that we determine are in the best interests of our associates, customers and business partners. If we do not respond appropriately to the pandemic, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business.
Governmental authorities have adopted certain measures, and additional measures have been proposed, to provide economic assistance to individual households and businesses and support economic growth which we believe has materially benefited our sales. The extent to which these measures are continued is unknown and they may not be sufficient to mitigate the negative impact of the pandemic in the future.
If the pandemic is prolonged, severe and/or worsens, it could amplify the negative impacts on our business and results of operations and may also heighten many of the other risks described in the “Risk Factors” section of our 2019 Form 10-K. It is also possible that any adverse impacts of the pandemic and public health measures may continue once the pandemic is controlled and those measures are lifted.
If the pandemic creates disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which cannot be predicted. We do not yet know the full extent of how COVID-19 and the containment and mitigation measures will affect our customers, associates, suppliers, vendors, other business partners or our business, results of operations and financial condition. However, the continuing effects may have a material adverse impact on our business and results of operations.
Our supply chain may be disrupted by changes in United States trade policy with China or as a result of the COVID-19 pandemic.
We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Among our foreign suppliers, China is the source of a substantial majority of our imports. A disruption in the flow of our imported merchandise from China or an increase in the cost of those goods may significantly decrease our profits.
The United States recently scaled back punitive Section 301 tariffs on certain Chinese imports based on an agreement reached with China, which represents a material benefit to us. While US and Chinese senior officials have stated that they are committed to implementing the agreement, President Trump has recently questioned whether China is living up to its obligations and has further alluded to possible action against China for its role in the COVID-19 crisis.
New US tariffs or other actions against China, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise. This would have a material adverse impact on our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any shares of common stock on the open market in the 13 weeks ended May 2, 2020. As of May 2, 2020, we had approximately $800.0 million remaining under Board repurchase authorization.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2	Amended Bylaws of Dollar Tree, Inc., effective April 13, 2020	8-K	3.1	4/15/2020
10.1	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our 10-Q for the fiscal quarter ended May 2, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
X
104	The cover page from our 10-Q for the fiscal quarter ended May 2, 2020, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	May 28, 2020	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)