Form 10-Q
period 2020-08-01
DOLLAR TREE, INC.
filed 2020-08-27
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
As of August 25, 2020, there were 237,307,698 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$6,277.6	$5,740.6	$12,564.4	$11,549.3
Cost of sales	4,361.4	4,092.1	8,853.3	8,173.6
Gross profit	1,916.2	1,648.5	3,711.1	3,375.7
Selling, general and administrative expenses	1,541.3	1,379.6	2,970.3	2,721.3
Operating income	374.9	268.9	740.8	654.4
Interest expense, net	34.8	40.1	75.0	81.5
Other expense, net	0.2	0.4	0.7	0.6
Income before income taxes	339.9	228.4	665.1	572.3
Provision for income taxes	78.4	48.1	156.0	124.1
Net income	$261.5	$180.3	$509.1	$448.2
Basic net income per share	$1.10	$0.76	$2.15	$1.88
Diluted net income per share	$1.10	$0.76	$2.14	$1.88
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(in millions)	2020	2019	2020	2019
Net income	$261.5	$180.3	$509.1	$448.2

Foreign currency translation adjustments	6.6	1.5	(1.4)	(1.3)

Total comprehensive income	$268.1	$181.8	$507.7	$446.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,750.3	$539.2	$623.4
Merchandise inventories	3,275.7	3,522.0	3,470.9
Other current assets	206.5	208.2	246.5
Total current assets	5,232.5	4,269.4	4,340.8
Property, plant and equipment, net of accumulated depreciation of $4,480.6, $4,194.1 and $3,928.0, respectively	4,032.6	3,881.8	3,666.2
Restricted cash	46.9	46.8	24.9
Operating lease right-of-use assets	6,204.1	6,225.0	6,014.3
Goodwill	1,983.0	1,983.3	2,296.3
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	24.0	24.4	—
Other assets	47.9	43.9	51.3
Total assets	$20,671.0	$19,574.6	$19,493.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$800.0	$250.0	$750.0
Current portion of operating lease liabilities	1,284.6	1,279.3	1,215.0
Accounts payable	1,481.0	1,336.5	1,455.4
Income taxes payable	1.9	62.7	—
Other current liabilities	711.3	618.0	673.6
Total current liabilities	4,278.8	3,546.5	4,094.0
Long-term debt, net, excluding current portion	3,224.3	3,522.2	3,518.6
Operating lease liabilities, long-term	4,981.6	4,979.5	4,767.4
Deferred income taxes, net	1,008.1	984.7	960.2
Income taxes payable, long-term	29.4	28.9	30.1
Other liabilities	335.2	258.0	257.8
Total liabilities	13,857.4	13,319.8	13,628.1
Commitments and contingencies
Shareholders’ equity	6,813.6	6,254.8	5,865.7
Total liabilities and shareholders’ equity	$20,671.0	$19,574.6	$19,493.8

Common shares outstanding	237.3	236.7	236.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended August 1, 2020
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at May 2, 2020	237.2	$2.4	$2,480.6	$(47.8)	$4,085.4	$6,520.6
Net income	—	—	—	—	261.5	261.5
Total other comprehensive income	—	—	—	6.6	—	6.6
Issuance of stock under Employee Stock Purchase Plan	0.1	—	2.1	—	—	2.1
Stock-based compensation, net	—	—	22.8	—	—	22.8
Balance at August 1, 2020	237.3	$2.4	$2,505.5	$(41.2)	$4,346.9	$6,813.6

	26 Weeks Ended August 1, 2020
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 1, 2020	236.7	$2.4	$2,454.4	$(39.8)	$3,837.8	$6,254.8
Net income	—	—	—	—	509.1	509.1
Total other comprehensive loss	—	—	—	(1.4)	—	(1.4)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	5.1	—	—	5.1
Exercise of stock options	0.1	—	6.7	—	—	6.7
Stock-based compensation, net	0.4	—	39.3	—	—	39.3
Balance at August 1, 2020	237.3	$2.4	$2,505.5	$(41.2)	$4,346.9	$6,813.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont.)
(Unaudited)

	13 Weeks Ended August 3, 2019
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at May 4, 2019	237.6	$2.4	$2,515.9	$(41.1)	$3,278.7	$5,755.9
Net income	—	—	—	—	180.3	180.3
Total other comprehensive income	—	—	—	1.5	—	1.5
Issuance of stock under Employee Stock Purchase Plan	—	—	2.1	—	—	2.1
Exercise of stock options	—	—	1.2	—	—	1.2
Stock-based compensation, net	—	—	13.1	—	—	13.1
Repurchase of stock	(0.8)	—	(88.4)	—	—	(88.4)
Balance at August 3, 2019	236.8	$2.4	$2,443.9	$(39.6)	$3,459.0	$5,865.7

	26 Weeks Ended August 3, 2019
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 2, 2019	238.1	$2.4	$2,602.7	$(38.3)	$3,076.1	$5,642.9
Cumulative effect of adopted accounting standards, net	—	—	—	—	(65.3)	(65.3)
Net income	—	—	—	—	448.2	448.2
Total other comprehensive loss	—	—	—	(1.3)	—	(1.3)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	5.2	—	—	5.2
Exercise of stock options	—	—	4.1	—	—	4.1
Stock-based compensation, net	0.4	—	20.3	—	—	20.3
Repurchase of stock	(1.8)	—	(188.4)	—	—	(188.4)
Balance at August 3, 2019	236.8	$2.4	$2,443.9	$(39.6)	$3,459.0	$5,865.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 1,	August 3,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$509.1	$448.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333.6	306.3
Provision for deferred income taxes	23.6	9.0
Stock-based compensation expense	55.7	44.1
Amortization of debt discount and debt-issuance costs	2.1	3.3
Other non-cash adjustments to net income	3.7	17.3
Changes in operating assets and liabilities	509.2	15.8
Net cash provided by operating activities	1,437.0	844.0
Cash flows from investing activities:
Capital expenditures	(468.3)	(502.5)
Proceeds from governmental grant	—	16.5
Payments for fixed asset disposition	(2.8)	(2.7)
Net cash used in investing activities	(471.1)	(488.7)
Cash flows from financing activities:
Principal payments for long-term debt	(250.0)	—
Proceeds from revolving credit facility	750.0	—
Repayments of revolving credit facility	(250.0)	—
Proceeds from stock issued pursuant to stock-based compensation plans	11.8	9.1
Cash paid for taxes on exercises/vesting of stock-based compensation	(16.4)	(23.9)
Payments for repurchase of stock	—	(139.2)
Net cash provided by (used in) financing activities	245.4	(154.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.3
Net increase in cash, cash equivalents and restricted cash	1,211.2	201.6
Cash, cash equivalents and restricted cash at beginning of period	586.0	446.7
Cash, cash equivalents and restricted cash at end of period	$1,797.2	$648.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$70.9	$84.2
Income taxes	$201.6	$220.1
Non-cash transactions:
Accrued capital expenditures	$43.0	$55.7
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended February 1, 2020. The results of operations for the 13 and 26 weeks ended August 1, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2021.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of August 1, 2020 and August 3, 2019 and the results of our operations and cash flows for the periods presented. The February 1, 2020 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
In December 2018, two former employees brought a Private Attorney General Act (“PAGA”) suit in California state court alleging that Dollar Tree Stores, Inc. and Dollar Tree Distribution, Inc. failed to provide non-exempt California store and distribution center employees with rest and meal breaks, suitable seating, overtime pay, minimum wage for all time worked, reporting time pay, accurate wage statements, timely payment of wages during and upon termination of employment, failed to reimburse business expenses, and made unlawful deductions from wage payments.
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

In June 2020, a current employee filed a class action in California state court on behalf of herself and other non-exempt store employees in California alleging we failed to provide an effective illness and injury prevention program in our California stores and failed to provide personal protective equipment to our store employees thereby engaging in unfair business practices and creating a public nuisance.
Several lawsuits have been filed against Dollar Tree, Family Dollar and our vendors alleging that personal talc powder products caused cancer. We do not believe the products we sold caused the illnesses. We believe these lawsuits are insured and we are being indemnified by our third party vendors.
Dollar Tree Resolved Matters
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. We have reached an agreement and received preliminary approval from the court.
In August 2018, a former employee brought suit in California state court as a class action and as a PAGA representative suit alleging we failed to provide all non-exempt California store employees with compliant rest and meal breaks, accrued vacation, accurate wage statements and final pay upon termination of employment. We have reached an agreement to settle the matter and are waiting for the court’s approval.
Family Dollar Active Matters
Beginning in 2019, a law firm has filed lawsuits around the country, including purported nationwide and state class actions, alleging we violated the public accommodation requirements of the Americans with Disabilities Act or its state law equivalent, by systemically blocking the aisles with merchandise.
In October 2019, a state and federal class action was filed in New York alleging that we sold Zantac containing N-Nitrosodimethylamine, which is classified by the FDA as a probable carcinogen. The suit alleges breach of warranty, fraud, unjust enrichment, and violation of New York’s General Business Law. We believe we are fully indemnified by our supplier.
In January 2020, a former employee brought a PAGA action in state court in California alleging we failed to provide compliant rest and meal periods, pay all required overtime, pay minimum wages for all time worked, provide compliant wage statements and reimburse business expenses.
In May 2020, a former employee filed a class action complaint in state court in California on behalf of all non-exempt California store employees alleging we failed to provide compliant rest and meal breaks, suitable seating, accurate wage statements, pay during security checks and to pay all wages due upon termination of employment.
In July 2020, a former employee brought a class action in state court in California on behalf of all non-exempt California store employees alleging we failed to provide compliant rest breaks, pay timely wages, reimburse business expenses and provide accurate wage statements.
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
Additionally, in the first quarter of fiscal 2020, we preemptively drew on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic. At August 1, 2020, we had $500.0 million outstanding and $614.3 million available for borrowing under our Revolving Credit Facility.
As of August 1, 2020, we were in compliance with our debt covenants.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any significant impairment charges during the 13 or 26 weeks ended August 1, 2020 and August 3, 2019.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	August 1, 2020		February 1, 2020		August 3, 2019
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,999.9	$3,530.8	$4,064.5	$3,779.9	$4,460.8	$4,277.5

The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The table above excludes amounts related to our Revolving Credit Facility, as the carrying value approximates fair value because the interest rates vary with market interest rates.
Note 5 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(in millions, except per share data)	2020	2019	2020	2019
Basic net income per share:
Net income	$261.5	$180.3	$509.1	$448.2
Weighted average number of shares outstanding	237.3	237.6	237.1	237.8
Basic net income per share	$1.10	$0.76	$2.15	$1.88
Diluted net income per share:
Net income	$261.5	$180.3	$509.1	$448.2
Weighted average number of shares outstanding	237.3	237.6	237.1	237.8
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.8	0.7	0.7	0.9
Weighted average number of shares and dilutive potential shares outstanding	238.1	238.3	237.8	238.7
Diluted net income per share	$1.10	$0.76	$2.14	$1.88

For the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 6 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 11 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended February 1, 2020. Stock-based compensation expense was $55.7 million and $44.1 million during the 26 weeks ended August 1, 2020 and August 3, 2019, respectively.
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
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of August 1, 2020 and changes during the 26 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	1,049,081	$95.17
Granted	844,654	73.06
Vested	(519,205)	91.18
Forfeited	(54,915)	84.21
Nonvested at August 1, 2020	1,319,615	$83.04

PSUs
The following table summarizes the status of PSUs as of August 1, 2020 and changes during the 26 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	320,500	$99.29
Granted	400,932	73.08
Vested	(72,606)	97.70
Forfeited	(68,826)	93.42
Nonvested at August 1, 2020	580,000	$81.95

Note 7 - Leases
Our lease portfolio primarily consists of leases for our retail store locations and we also lease vehicles and trailers, as well as distribution center space and equipment.
The lease cost for operating leases that was recognized in the accompanying unaudited condensed consolidated income statements for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019 was as follows:

	13 Weeks Ended		26 Weeks Ended
(in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease cost	$387.9	$380.2	$768.8	$761.6
Variable lease cost	94.3	92.1	192.7	177.5
Total lease cost*	$482.2	$472.3	$961.5	$939.1

*Excludes short-term lease cost and sublease income, which are immaterial

As of August 1, 2020, maturities of lease liabilities were as follows:

(in millions)
Remainder of 2020	$685.0
2021	1,428.1
2022	1,233.2
2023	1,018.0
2024	803.9
Thereafter	2,008.3
Total undiscounted lease payments	7,176.5
Less interest	910.3
Present value of lease liabilities	$6,266.2

The future minimum lease payments above exclude $216.0 million of legally binding minimum lease payments for leases signed but not yet commenced as of August 1, 2020.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of August 1, 2020 and August 3, 2019 is as follows:

	August 1, 2020	August 3, 2019
Weighted-average remaining lease term (years)	6.3	6.6
Weighted-average discount rate	4.1%	4.4%

The following represents supplemental information pertaining to our operating lease arrangements for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019:

	13 Weeks Ended		26 Weeks Ended
(in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$333.6	$364.4	$749.4	$731.6
Right-of-use assets obtained in exchange for new operating lease liabilities	384.6	213.9	645.6	429.3

Note 8 - Shareholders’ Equity
We did not repurchase any shares of common stock in the 13 and 26 weeks ended August 1, 2020. We repurchased 881,624 and 1,842,307 shares of common stock on the open market for approximately $88.4 million and $188.4 million during the 13 and 26 weeks ended August 3, 2019, respectively. Approximately $49.2 million in share repurchases had not settled as of August 3, 2019 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of August 3, 2019. As of August 1, 2020, we have $800.0 million remaining under Board repurchase authorization.
Note 9 - Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act retroactively changed the recovery period for Qualified Improvement Property to 15 years for eligible property placed in service subsequent to December 31, 2017. In the first quarter of 2020, we reclassified $67.0 million to the Deferred income taxes, net liability from Income taxes payable to reflect the additional currently deductible depreciation associated with the change in recovery period for Qualified Improvement Property.
Note 10 - Segments
We operate a chain of more than 15,400 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

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
Information for our segments, as well as for Corporate and support, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
(in millions)	2020	2019	2020	2019
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,176.9	$2,957.7	$6,254.4	$5,917.1
Family Dollar	3,100.7	2,782.9	6,310.0	5,632.2
Consolidated Net sales	$6,277.6	$5,740.6	$12,564.4	$11,549.3

Gross profit:
Dollar Tree	$1,071.9	$999.0	$2,052.6	$2,020.2
Family Dollar	844.3	649.5	1,658.5	1,355.5
Consolidated Gross profit	$1,916.2	$1,648.5	$3,711.1	$3,375.7

Operating income (loss):
Dollar Tree	$306.6	$337.1	$588.6	$731.3
Family Dollar	165.1	16.8	340.6	108.7
Corporate and support	(96.8)	(85.0)	(188.4)	(185.6)
Consolidated Operating income	374.9	268.9	740.8	654.4
Interest expense, net	34.8	40.1	75.0	81.5
Other expense, net	0.2	0.4	0.7	0.6
Income before income taxes	$339.9	$228.4	$665.1	$572.3

	As of
	August 1,	February 1,	August 3,
(in millions)	2020	2020	2019
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$423.5	$423.8	$412.3
Family Dollar	1,559.5	1,559.5	1,884.0
Consolidated Goodwill	$1,983.0	$1,983.3	$2,296.3

Total assets:
Dollar Tree	$8,531.2	$7,694.0	$7,147.2
Family Dollar	11,689.7	11,484.9	11,982.2
Corporate and support	450.1	395.7	364.4
Consolidated Total assets	$20,671.0	$19,574.6	$19,493.8

*Goodwill is reassigned between segments when previously acquired stores are re-bannered between segments. The goodwill related to previously acquired re-bannered stores in the 26 weeks ended August 1, 2020 was not material. In the 26 weeks ended August 3, 2019, we reassigned $36.1 million of goodwill from Family Dollar to Dollar Tree as a result of re-bannering.
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				26 Weeks Ended
	August 1,		August 3,		August 1,		August 3,
(in millions)	2020		2019		2020		2019
Dollar Tree segment net sales by merchandise category:
Consumable	$1,528.2	48.1%	$1,514.4	51.2%	$3,214.7	51.4%	$3,011.8	50.9%
Variety	1,641.1	51.7%	1,440.4	48.7%	2,952.1	47.2%	2,798.8	47.3%
Seasonal	7.6	0.2%	2.9	0.1%	87.6	1.4%	106.5	1.8%
Total Dollar Tree segment net sales	$3,176.9	100.0%	$2,957.7	100.0%	$6,254.4	100.0%	$5,917.1	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,289.7	73.8%	$2,144.6	77.1%	$4,821.8	76.4%	$4,347.2	77.2%
Home products	289.8	9.3%	204.2	7.3%	562.6	8.9%	446.3	7.9%
Apparel and accessories	206.3	6.7%	176.5	6.3%	360.4	5.7%	350.3	6.2%
Seasonal and electronics	314.9	10.2%	257.6	9.3%	565.2	9.0%	488.4	8.7%
Total Family Dollar segment net sales	$3,100.7	100.0%	$2,782.9	100.0%	$6,310.0	100.0%	$5,632.2	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:

•
The potential effect of general business or economic conditions on our business, including the COVID-19 pandemic-related recession, consumer spending levels, unemployment and the cost of COVID-19 initiatives;

•
The uncertainty of the future impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding the physical and financial health of our customers, the effectiveness and duration of government assistance programs to individuals, households and businesses to support consumer spending, levels of foot traffic in our stores, changes in customer demand for our consumable and essential products as well as our discretionary products, and possible disruptions in our supply chain or sources of supply;

•
Our plans and expectations in response to the COVID-19 pandemic, including increased expenses for higher wages and bonuses paid to associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates, and expected delays in new store openings;

•
The impact of trade relations and the ongoing trade dispute between the United States and China, including the actual and potential effect of Section 301 tariffs on Chinese goods imposed by the United States Trade Representative, and other potential impediments to imports;

•	Our growth plans, including our plans to add, renovate, re-banner, expand, remodel, relocate or close stores and any related costs or charges;

•	The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental actions, including the proceeding by the FDA;

•	The average size and productivity of our stores, including those to be added in 2020 and beyond;

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

•
The reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and domestic goods which are in higher demand as a result of the COVID-19 pandemic; and

•	Our expectations regarding compliance with debt covenants and our stock repurchase program.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, our Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020, and in this Quarterly Report on Form 10-Q.

•
The continuing COVID-19 pandemic and related public health measures have caused economic disruptions that have adversely affected, and are expected to continue to adversely affect, elements of our business. If the COVID-19 pandemic worsens and new, more restrictive public health measures are implemented, there could be a material adverse impact on our business and results of operations.

•
Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of a deepening pandemic-related recession or political uncertainties, for example because government stabilization efforts terminate or are reduced prematurely.

•
Our profitability is vulnerable to cost increases such as wages. For example, this year we have incurred increased costs associated with responding to the COVID-19 pandemic; and this year and over the last several years we have incurred increased distribution costs and shrink costs.

•
Our profitability is affected by the mix of products we sell. For example, in the first quarter of this fiscal year, sales of higher margin Easter merchandise at the Dollar Tree segment suffered as a result of the COVID-19 crisis, and profitability in the Dollar Tree segment was materially adversely affected.

•	We could continue to encounter higher costs and disruptions in our distribution network.

•
Our financial performance could be adversely affected if our supply chain is affected or disrupted by changes in United States trade policy with China, including tariffs or restrictions on trade affecting our foreign suppliers, or by disruptions arising from the outbreak of the COVID-19 pandemic.

•	Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.

•
We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems, including because of a cyber-attack, could harm our ability to effectively operate and grow our business and could adversely affect our financial results.

•
If we suffer a data breach and are unable to protect our customers’ credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation and increased costs, which could damage our business reputation and adversely affect our results of operations or business.

•	We could incur losses due to impairment of long-lived assets, goodwill and intangible assets.

•	Litigation, arbitration, and regulatory actions may adversely affect our business, financial condition and results of operations.

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
As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and financial results are different than what we expected. We have experienced fewer customer visits and higher average ticket. The mix and profit margin of products being purchased by our customers has been different and has changed during the first half of 2020. As demand for essential goods, including cleaning supplies and sanitizer, household products, paper goods, food and over-the-counter medicine, increased to unprecedented levels, both our domestic suppliers and distribution centers were stressed to keep up with the demand. We expect this disruption with certain vendors and SKUs to continue for the remainder of the year. The effect of COVID-19-related stimulus purchases for some other non-essential items may create additional disruptions. The balance of our product, including imports, continues to operate as we planned.
We have hired more than 25,000 net new associates since early March and we have implemented several changes to support our associates in adhering to Centers for Disease Control and Prevention (CDC) recommendations. We have:

•	Activated our Business Response Team to communicate, assess and address potential exposure throughout the organization;

•	Provided personal protective equipment including masks, gloves and sanitizers for our store and distribution center associates;

•	Deployed plexiglass sneeze guards for all registers at all stores;

•	Equipped stores, distribution centers and the store support center with necessary supplies for enhanced cleaning protocol;

•	Provided a $2 per hour wage premium for all store and distribution center hourly associates, excluding hourly-paid store managers;

•	Provided minimum guaranteed sales bonuses for each store manager as well as Thank You bonuses and bonuses for certain salaried associates in our field operations and distribution centers;

•	Provided pay continuation for associates who test positive or who are Group 1 associates who have to self-quarantine;

•	Created a “store” within each distribution center to allow our associates to shop for needed supplies at work when supplies were scarce in retail locations;

•	Eliminated all non-essential air travel;

•	Utilized technology options for all large group meetings;

•	Prohibited external visitors’ access to the store support center;

•	Enabled the majority of our store support center teams to work remotely;

•	Enabled contactless payments to our POS systems for our customers;

•	Followed local municipality, county, and state guidelines and regulations needed to be open as an essential business;

•	Encouraged safe social distancing protocols for our customers with signing, graphics and communications;

•	Enabled health prescreening questionnaire for all store and distribution associates before entering work; and

•	Established temperature check protocols for our associates at all distribution centers and the store support center.
We also made changes to reduce our exposure to potential short-term liquidity risk in the banking system, including preemptively drawing $750 million under our Revolving Credit Facility, of which $250 million was repaid in the second quarter, and suspending share repurchases under the remaining $800 million of Board authorization. We are in compliance with our debt covenants and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2020.
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
Sales
During March, our Dollar Tree and Family Dollar stores began to experience a significant increase in customer demand and sales related to essential products and comparable store net sales increased significantly. However, beginning the last week of March and continuing into April during the peak of the Easter selling season, comparable store net sales at our Dollar Tree stores decreased. Beginning in mid-April, comparable store net sales at our Dollar Tree stores increased as the comparable Easter period from 2019 had passed. In the 13 weeks ended May 2, 2020, enterprise comparable store net sales increased 7.0% resulting from an increase in average ticket of 15.5%, partially offset by a decrease in traffic of 7.4%. In the 13 weeks ended August 1, 2020, enterprise comparable store net sales increased 7.2% resulting from an increase in average ticket of 24.7%, partially offset by a decrease in traffic of 14.0%.
The future impact of COVID-19 on our customers is difficult to predict as the effectiveness of economic stabilization efforts is uncertain and government assistance payments may not provide enough funding to support current spending and the incremental unemployment benefits lapsed on July 31, 2020. In addition, we cannot predict the impact of the spread of COVID-19 on the health and well-being of our customers and associates.
The demand for essential supplies has increased and we are dependent on our suppliers to replenish the goods in our stores. Disruptions in our supply chain or sources of supply could adversely impact our sales.

Gross Profit
As noted, in the 13 weeks ended May 2, 2020, the demand for essential products, which typically sell at a lower margin than our discretionary products, increased significantly. In addition, Easter sales in our Dollar Tree segment were materially lower than expected resulting in higher merchandise cost, including freight, and higher markdowns to clear the unsold Easter product. During April, demand for discretionary products increased in both segments.
During the 13 weeks ended August 1, 2020, the higher demand for discretionary products continued in both our Dollar Tree and Family Dollar segments resulting in a reduction in our merchandise cost compared with the same period in 2019. The favorable mix change has continued into the third quarter of 2020; however, the benefit is not as high as we experienced during the second quarter of 2020.
Our distribution costs included $6.4 million and $11.4 million in the 13 weeks ended May 2, 2020 and the 13 weeks ended August 1, 2020, respectively, of incremental wage premiums in recognition of the team’s extraordinary efforts. The incremental wage premium payments will continue for at least the first eight weeks of the third quarter of 2020.
During the COVID-19 pandemic, the trade dispute between the United States and China is ongoing and should additional tariffs or other sanctions be imposed on imported goods, our business or results of operations in fiscal 2020 could be adversely affected.
Selling, General and Administrative Expenses
We paid incremental wage premiums to our hourly store associates, minimum guaranteed bonuses and a Thank You bonus to our store managers and other bonuses to certain field operations managers totaling $57.5 million and $114.6 million in the 13 weeks ended May 2, 2020 and the 13 weeks ended August 1, 2020, respectively. The incremental wage premium payments were reduced from $2 per hour to $1 per hour beginning in the third quarter of 2020 and will continue for at least the first eight weeks of the third quarter.
In addition, for the safety of our associates and customers, in the first quarter of 2020, we installed plexiglass sneeze guards at all registers in our stores and incurred incremental costs for masks, gloves and cleaning supplies. These expenses totaled $8.9 million and $7.8 million in the 13 weeks ended May 2, 2020 and the 13 weeks ended August 1, 2020, respectively.
Store Openings and Initiatives
During the first half of fiscal 2020, we opened 167 new Dollar Tree stores and 63 new Family Dollar stores; however, we have experienced construction-related delays due to challenges with the permitting process which has resulted in delays in our planned store openings. We now plan to open 325 Dollar Tree stores and 175 Family Dollar stores in fiscal 2020.
As a result of the complications inherent in operating our stores during the COVID-19 pandemic, during the first quarter of 2020, we paused the roll-out of our Snack Zone layout to our Dollar Tree stores. We resumed the installation of our Snack Zone layout to Dollar Tree stores during the second quarter of 2020 and we plan to add this assortment to 300 Dollar Tree stores in fiscal 2020.
With the increase in customer activity in our Family Dollar stores and COVID-19-related travel restrictions, we paused the roll-out of our H2 stores during the first quarter of 2020, but resumed the roll-out of the H2 format to Family Dollar stores during the second quarter of 2020. We expect to renovate approximately 750 stores to this format in fiscal 2020. Also, as a result of permitting delays, we now expect to add adult beverage product to approximately 800 stores in fiscal 2020.
Overview
We are a leading operator of more than 15,400 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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

At August 1, 2020, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 26 weeks ended August 1, 2020 and August 3, 2019 is as follows:

	26 Weeks Ended
	August 1, 2020			August 3, 2019
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,505	7,783	15,288	7,001	8,236	15,237
New stores	167	63	230	172	69	241
Re-bannered stores	(3)	4	1	151	(184)	(33)
Closings	(17)	(23)	(40)	(18)	(312)	(330)
Ending	7,652	7,827	15,479	7,306	7,809	15,115
Relocations	29	14	43	23	7	30

Selling Square Feet (in millions):
Beginning	64.6	56.7	121.3	60.3	59.8	120.1
New stores	1.5	0.5	2.0	1.5	0.5	2.0
Re-bannered stores	(0.1)	0.1	—	1.1	(1.3)	(0.2)
Closings	(0.1)	(0.2)	(0.3)	(0.1)	(2.2)	(2.3)
Relocations	0.1	—	0.1	0.1	—	0.1
Ending	66.0	57.1	123.1	62.9	56.8	119.7
Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened during the 26 weeks ended August 1, 2020 was approximately 8,690 selling square feet for the Dollar Tree segment and 8,130 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
The percentage change in comparable store net sales on a constant currency basis for the 13 and 26 weeks ended August 1, 2020, as compared with the preceding year, is as follows:

	13 Weeks Ended August 1, 2020			26 Weeks Ended August 1, 2020
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	7.2%	(14.0)%	24.7%	7.1%	(10.8)%	20.0%
Dollar Tree Segment	3.1%	(15.9)%	22.6%	1.1%	(13.8)%	17.3%
Family Dollar Segment	11.6%	(11.3)%	25.9%	13.6%	(6.4)%	21.4%
Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis change by translating the current year’s comparable store net sales in Canada using the prior year’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Dollar Tree Initiatives
We believe comparable store net sales continue to be positively affected by our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in the second quarter of 2020 and as of August 1, 2020, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 6,300 stores compared to approximately 5,970 stores at August 3, 2019. Beginning in fiscal 2018, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of August 1, 2020, we have Snack Zone in approximately 2,530 Dollar Tree stores. In fiscal 2019, we introduced our Crafter’s Square initiative in more than 650 stores. This section includes a new expanded assortment of arts and crafts supplies. We have begun expanding this program and have rolled it out to more than 3,100 stores as of August 1, 2020. We plan to include Crafter’s Square in additional stores in the future. We believe these initiatives have and will continue to enable us to increase sales and earnings.
Family Dollar Initiatives
In fiscal 2019, we executed a store optimization program for our Family Dollar stores to improve performance. Included in that program was a roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. This H2 model has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 stores have higher customer traffic and provide an average comparable store net sales lift in excess of 10% in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of August 1, 2020, we have approximately 1,790 H2 stores. We plan to renovate approximately 750 stores to the H2 format in fiscal 2020. In addition, we installed adult beverage product in approximately 250 stores in the first half of 2020 and plan to add it to approximately 570 more stores in 2020. We believe the addition of adult beverage to our assortment will drive traffic to our stores.
Results of Operations
Our results of operations as a percentage of net sales and period-over-period changes are discussed in the following section.
Net Sales

	13 Weeks Ended			26 Weeks Ended
	August 1,	August 3,	Percentage Change	August 1,	August 3,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Net sales	$6,277.6	$5,740.6	9.4%	$12,564.4	$11,549.3	8.8%
Comparable store net sales change	7.2%	2.4%		7.1%	2.3%
The increase in net sales in the 13 weeks ended August 1, 2020 was a result of comparable store net sales increases in both the Family Dollar and Dollar Tree segments and sales of $212.3 million at new stores. These sales increases were partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our Family Dollar segment store optimization program.
Enterprise comparable store net sales increased 7.2% on a constant currency basis in the 13 weeks ended August 1, 2020, as a result of a 24.7% increase in average ticket and a 14.0% decrease in customer traffic. Comparable store net sales increased the same 7.2% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 11.6% in the Family Dollar segment and 3.1% in the Dollar Tree segment. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
The increase in net sales in the 26 weeks ended August 1, 2020 was a result of comparable store net sales increases in the Family Dollar and Dollar Tree segments and sales of $447.0 million at new stores. These sales increases were partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our Family Dollar segment store optimization program.
Enterprise comparable store net sales increased 7.1% on a constant currency basis in the 26 weeks ended August 1, 2020, as a result of a 20.0% increase in average ticket and a 10.8% decrease in customer traffic. Comparable store net sales increased the same 7.1% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 13.6% in the Family Dollar segment and 1.1% in the Dollar Tree segment. Lower traffic resulting from the COVID-19 pandemic negatively affected Easter sales in the Dollar Tree segment in the first quarter of fiscal 2020.

Gross Profit

	13 Weeks Ended			26 Weeks Ended
	August 1,	August 3,	Percentage Change	August 1,	August 3,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Gross profit	$1,916.2	$1,648.5	16.2%	$3,711.1	$3,375.7	9.9%
Gross profit margin	30.5%	28.7%	1.8%	29.5%	29.2%	0.3%
The increase in gross profit margin in the 13 weeks ended August 1, 2020 was a result of the following:

•
Merchandise cost, including freight, decreased approximately 120 basis points resulting from higher sales of higher margin discretionary merchandise, improved initial mark-on and lower freight costs, partially offset by incremental tariffs of approximately $10.8 million.

•	Occupancy costs decreased approximately 55 basis points as a result of the leverage from the increase in comparable store net sales.

•
Markdown costs decreased approximately 40 basis points resulting primarily from the prior year including markdowns related to Family Dollar store closures and clearance sales and lower promotional activity in the current year on the Family Dollar segment as a result of the increase in sales. Partially offsetting this decrease was $9.8 million of uninsured markdown costs for stores affected by civil unrest.

•
Shrink costs decreased approximately 15 basis points resulting from favorable inventory reconciliations on the Family Dollar segment in the current quarter, partially offset by unfavorable inventory reconciliations on the Dollar Tree segment.

•
Distribution costs increased approximately 45 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a $2 per hour premium for all hours worked during the 13 weeks ended August 1, 2020. Total distribution center COVID-19-related expenses were approximately $11.4 million, or 20 basis points of this increase.

The increase in gross profit margin in the 26 weeks ended August 1, 2020 was a result of the following:

•	Occupancy costs decreased approximately 50 basis points as a result of the leverage from the increase in comparable store net sales.

•
Markdown costs decreased approximately 10 basis points resulting primarily from the prior year including markdowns related to Family Dollar store closures and clearance sales and lower promotional activity on the Family Dollar segment as a result of the increase in sales. This decrease was partially offset by $9.8 million of uninsured markdown costs for stores affected by civil unrest and higher seasonal markdowns in the Dollar Tree segment due to the lower than planned sell-through on Easter merchandise as a result of the COVID-19 pandemic.

•
Shrink costs decreased approximately 10 basis points resulting from favorable inventory reconciliations on the Family Dollar segment in the current year, partially offset by unfavorable inventory reconciliations on the Dollar Tree segment.

•
Merchandise cost, including freight, as a percentage of net sales, was consistent in the 26 weeks ended August 1, 2020 and the same period last year. Incremental tariff costs of approximately $33.8 million and sales of lower margin consumable merchandise were offset by improved initial mark-on and lower freight costs.

•
Distribution costs increased approximately 35 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a $2 per hour premium for all hours worked since March 8, 2020. Total distribution center COVID-19-related expenses were approximately $17.8 million, or 15 basis points of this increase.

Selling, General and Administrative Expenses

	13 Weeks Ended			26 Weeks Ended
	August 1,	August 3,	Percentage Change	August 1,	August 3,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Selling, general and administrative expenses	$1,541.3	$1,379.6	11.7%	$2,970.3	$2,721.3	9.2%
As a percentage of Net sales	24.5%	24.0%	0.5%	23.6%	23.6%	—%
The increase in selling, general and administrative expenses, as a percentage of net sales, in the 13 weeks ended August 1, 2020 was a result of the following:

•
Payroll expenses increased approximately 130 basis points primarily due to incremental costs associated with the COVID-19 pandemic and an increase in incentive compensation and stock compensation costs resulting from improved operating performance in the Family Dollar segment. These increases were partially offset by leverage from the comparable store net sales increase and decreases in workers’ compensation expenses and benefits costs, as well as lower temporary help expenses as a result of the prior year including higher expenses to support store-level initiatives. Office payroll costs also decreased resulting from the store support center consolidation in the prior year quarter and other leadership changes made in the fourth quarter of fiscal 2019. Payroll expenses also included $0.6 million in pay continuation for associates whose stores were closed due to civil unrest. Incremental payroll costs associated with the COVID-19 pandemic, including a $2 per hour premium paid to all store hourly associates for all hours worked during the 13 weeks ended August 1, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes, totaled $114.6 million, or approximately 185 basis points.

•
Other selling, general and administrative expenses decreased approximately 55 basis points as a result of the leverage from the comparable store net sales increase, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program on the Family Dollar segment, decreases in promotional advertising on the Family Dollar segment and in travel due to the COVID-19 pandemic and higher costs in the prior year for the store support center consolidation. These improvements were partially offset by an increase in insurance costs related to unfavorable development of general liability claims. The 13 weeks ended August 1, 2020 included approximately $8.1 million, or 10 basis points, of costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic and approximately $2.5 million of expenses, primarily for fixed asset disposals, related to stores damaged in civil unrest.

•
Store facility costs decreased approximately 20 basis points due to leverage from the comparable store net sales increase and lower electricity costs. The 13 weeks ended August 1, 2020 included approximately $3.9 million, primarily for uninsured repairs, related to stores damaged in civil unrest and approximately $0.9 million of COVID-19-related expenses.

Selling, general and administrative expenses, as a percentage of net sales, was 23.6% in both the 26 weeks ended August 1, 2020 and August 3, 2019. The changes in selling, general and administrative expenses were as follows:

•
Payroll expenses increased approximately 80 basis points primarily due to incremental costs associated with the COVID-19 pandemic and an increase in incentive compensation, stock compensation costs and store sales bonuses resulting from improved operating performance in the Family Dollar segment. These increases were partially offset by leverage from the comparable store net sales increase and decreases in workers’ compensation and benefits costs, as well as lower temporary help expenses as a result of the prior year including higher expenses to support store-level initiatives. Office payroll costs also decreased resulting from the store support center consolidation in the prior year quarter and other leadership changes made in the fourth quarter of fiscal 2019. Incremental payroll costs associated with the COVID-19 pandemic, including a $2 per hour premium paid to all store hourly associates for all hours worked since March 8, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes, totaled $172.1 million, or approximately 135 basis points.

•
Other selling, general and administrative expenses decreased approximately 45 basis points as a result of the leverage from the comparable store net sales increase, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program on the Family Dollar segment, decreases in promotional advertising on the Family Dollar segment and in travel due to the COVID-19 pandemic and higher costs in the prior year for the store support center consolidation. These improvements were partially offset by an increase in insurance costs related to unfavorable development of general liability claims. The 26 weeks ended August 1, 2020 included approximately $17.2 million, or 15 basis points, of costs for the installation of plexiglass sneeze guards at all registers in our stores and incremental costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic, and approximately $2.5 million of expenses, primarily for fixed asset disposals, related to stores damaged in civil unrest.

•
Store facility costs decreased approximately 25 basis points due to leverage from the comparable store net sales increase and lower electricity costs. The 26 weeks ended August 1, 2020 included approximately $3.9 million primarily for uninsured repairs related to stores damaged in civil unrest and approximately $1.0 million of COVID-19-related expenses.

Operating Income

	13 Weeks Ended			26 Weeks Ended
	August 1,	August 3,	Percentage Change	August 1,	August 3,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Operating income	$374.9	$268.9	39.4%	$740.8	$654.4	13.2%
Operating income margin	6.0%	4.7%	1.3%	5.9%	5.7%	0.2%
Operating income margin increased to 6.0% for the 13 weeks ended August 1, 2020 compared to 4.7% for the same period last year as operating income margin in the Family Dollar segment increased approximately 470 basis points. The increase was partially offset by a 170 basis point decrease in the Dollar Tree segment operating income margin. Operating income in the 13 weeks ended August 1, 2020 includes approximately $134.9 million of COVID-19-related expenses and $16.8 million of uninsured expenses related to civil unrest.
Operating income margin increased to 5.9% for the 26 weeks ended August 1, 2020 compared to 5.7% for the same period last year as operating income margin in the Family Dollar segment increased approximately 350 basis points. The increase was partially offset by a 300 basis point decrease in the Dollar Tree segment operating income margin. Operating income in the 26 weeks ended August 1, 2020 includes approximately $208.0 million of COVID-19-related expenses and $16.8 million of uninsured expenses related to civil unrest.
Interest Expense, Net

	13 Weeks Ended			26 Weeks Ended
	August 1,	August 3,	Percentage Change	August 1,	August 3,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Interest expense, net	$34.8	$40.1	(13.2)%	$75.0	$81.5	(8.0)%
Interest expense decreased $5.3 million in the 13 weeks ended August 1, 2020 compared to the same period last year, resulting from lower average debt outstanding in the current year quarter compared to the same quarter last year.
Interest expense decreased $6.5 million in the 26 weeks ended August 1, 2020 compared to the same period last year, resulting from lower average debt outstanding in the current year, partially offset by lower interest income.
Provision for Income Taxes

	13 Weeks Ended			26 Weeks Ended
	August 1,	August 3,	Percentage Change	August 1,	August 3,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Provision for income taxes	$78.4	$48.1	63.0%	$156.0	$124.1	25.7%
Effective tax rate	23.1%	21.1%	2.0%	23.5%	21.7%	1.8%
The effective tax rate for the 13 weeks ended August 1, 2020 was 23.1% compared to 21.1% for the same period last year. The 2019 rate reflects a reduction in the reserve for uncertain tax positions resulting from statute expirations of $5.8 million.
The effective tax rate for the 26 weeks ended August 1, 2020 was 23.5% compared to 21.7% for the same period last year. The 2019 rate reflects a reduction in the reserve for uncertain tax positions resulting from statute expirations of $5.8 million. The current year rate includes additional tax expense for restricted stock vestings due to the stock price for certain grants being lower at the vest date than the grant date.

Segment Information
Our operating results for the Dollar Tree and Family Dollar segments as a percentage of net sales and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				26 Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$3,176.9		$2,957.7		$6,254.4		$5,917.1
Gross profit	1,071.9	33.7%	999.0	33.8%	2,052.6	32.8%	2,020.2	34.1%
Operating income	306.6	9.7%	337.1	11.4%	588.6	9.4%	731.3	12.4%
Net sales for the Dollar Tree segment increased $219.2 million, or 7.4%, for the 13 weeks ended August 1, 2020, compared to the same period last year. The increase was due to a 3.1% increase in comparable store net sales and sales from new stores of $150.1 million. Average ticket increased 22.6% and customer traffic declined 15.9%.
Net sales for the Dollar Tree segment increased $337.3 million, or 5.7%, for the 26 weeks ended August 1, 2020, compared to the same period last year. The increase was due to sales from new stores of $313.3 million and a 1.1% increase in comparable store net sales. Average ticket increased 17.3% and customer traffic declined 13.8%.
Gross profit margin for the Dollar Tree segment decreased to 33.7% for the 13 weeks ended August 1, 2020 compared to 33.8% for the same period last year as a result of the net of the following:

•
Distribution costs increased approximately 70 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a $2 per hour premium for all hours worked during the 13 weeks ended August 1, 2020. Total distribution center COVID-19-related expenses were approximately $6.7 million, or 20 basis points of this increase.

•	Shrink costs increased 15 basis points resulting from unfavorable inventory reconciliations in the current quarter and an increase in the shrink accrual rate.

•
Markdown costs were flat, as a percentage of net sales, for the 13 weeks ended August 1, 2020 compared to the same period last year as lower store initiated markdowns were offset by $2.8 million of uninsured markdown costs for stores affected by civil unrest.

•
Merchandise cost, including freight, decreased approximately 65 basis points primarily due to increased sales of higher margin discretionary merchandise, lower freight costs and increased initial mark-on, partially offset by incremental tariffs of approximately $8.2 million.

•	Occupancy costs decreased approximately 15 basis points resulting primarily from the leverage due to the comparable store net sales increase in the quarter.
Gross profit margin for the Dollar Tree segment decreased to 32.8% for the 26 weeks ended August 1, 2020 compared to 34.1% for the same period last year as a result of the following:

•
Distribution costs increased approximately 50 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a $2 per hour premium for all hours worked since March 8, 2020. Total distribution center COVID-19-related expenses were approximately $10.3 million, or 15 basis points of this increase.

•
Merchandise cost, including freight, increased approximately 40 basis points primarily due to incremental tariffs of approximately $26.2 million and increased sales of higher cost consumable merchandise, particularly during the Easter selling season, as a result of the COVID-19 pandemic, partially offset by improved initial mark-on.

•	Shrink costs increased 20 basis points resulting from unfavorable inventory reconciliations in the current year and an increase in the shrink accrual rate.

•
Markdown costs increased 20 basis points resulting from increased seasonal markdowns from the lower than planned sell-through on Easter merchandise as a result of the COVID-19 pandemic and $2.8 million of uninsured markdown costs for stores affected by civil unrest.

Operating income margin for the Dollar Tree segment decreased to 9.7% for the 13 weeks ended August 1, 2020 from 11.4% for the same period last year. The decrease in operating income margin in the 13 weeks ended August 1, 2020 was the result of higher selling, general and administrative expenses, as a percentage of net sales, and the gross profit margin decrease noted above. Selling, general and administrative expenses increased to 24.0% as a percentage of net sales in the 13 weeks ended August 1, 2020 compared to 22.4% for the same period last year as a result of the net of the following:

•
Payroll expenses increased approximately 175 basis points primarily due to incremental costs associated with the COVID-19 pandemic. The COVID-19-related increases were partially offset by leverage from the comparable store net sales increase and decreases in workers’ compensation expenses and benefits costs. Payroll expenses also included $0.2 million in pay continuation for associates whose stores were closed due to civil unrest. Incremental payroll costs associated with the COVID-19 pandemic, including a $2 per hour premium paid to all store hourly associates for all hours worked during the 13 weeks ended August 1, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes, totaled $66.0 million, or approximately 210 basis points.

•
Other selling, general and administrative expenses increased approximately 5 basis points as a result of an increase in insurance costs related to unfavorable development of general liability claims, partially offset by lower travel costs due to the COVID-19 pandemic and lower legal expenses. The 13 weeks ended August 1, 2020 included approximately $3.5 million, or 10 basis points, of costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.

•
Store facility costs decreased approximately 10 basis points due to leverage from the comparable store net sales increase and lower electricity costs. The 13 weeks ended August 1, 2020 included expenses for repairs to stores damaged by civil unrest.

Operating income in the 13 weeks ended August 1, 2020 includes approximately $76.6 million of COVID-19-related expenses and $5.1 million of uninsured costs related to civil unrest.
Operating income margin for the Dollar Tree segment decreased to 9.4% for the 26 weeks ended August 1, 2020 from 12.4% for the same period last year. The decrease in operating income margin in the 26 weeks ended August 1, 2020 was the result of higher selling, general and administrative expenses, as a percentage of net sales, and the gross profit margin decrease noted above. Selling, general and administrative expenses increased to 23.4% as a percentage of net sales in the 26 weeks ended August 1, 2020 compared to 21.7% for the same period last year as a result of the net of the following:

•
Payroll expenses increased approximately 160 basis points primarily due to incremental costs associated with the COVID-19 pandemic, including a $2 per hour premium paid to all store hourly associates for all hours worked since March 8, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes. These costs totaled $99.7 million for the 26 weeks ended August 1, 2020.

•
Other selling, general and administrative expenses increased approximately 5 basis points as a result of an increase in insurance costs related to unfavorable development of general liability claims, partially offset by lower travel costs due to the COVID-19 pandemic. The 26 weeks ended August 1, 2020 included approximately $8.3 million, or 15 basis points, of costs for the installation of plexiglass sneeze guards at all registers in our stores and incremental costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.

•
Store facility costs decreased approximately 10 basis points due to leverage from the comparable store net sales increase. The 26 weeks ended August 1, 2020 included expenses for repairs to stores damaged in civil unrest.

Operating income in the 26 weeks ended August 1, 2020 includes approximately $118.8 million of COVID-19-related expenses and $5.1 million of uninsured costs related to civil unrest.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				26 Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$3,100.7		$2,782.9		$6,310.0		$5,632.2
Gross profit	844.3	27.2%	649.5	23.3%	1,658.5	26.3%	1,355.5	24.1%
Operating income	165.1	5.3%	16.8	0.6%	340.6	5.4%	108.7	1.9%
Net sales for the Family Dollar segment increased $317.8 million or 11.4% for the 13 weeks ended August 1, 2020 compared to the same period last year. The increase was due to a comparable store net sales increase of 11.6% and $62.2 million of new store sales, partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our store optimization program. For the 13 weeks ended August 1, 2020, average ticket increased 25.9% and customer traffic declined 11.3%.
Net sales for the Family Dollar segment increased $677.8 million or 12.0% for the 26 weeks ended August 1, 2020 compared to the same period last year. The increase was due to a comparable store net sales increase of 13.6% and $133.7 million of new store sales, partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our store optimization program. For the 26 weeks ended August 1, 2020, average ticket increased 21.4% and customer traffic declined 6.4%.
Gross profit margin for the Family Dollar segment increased to 27.2% for the 13 weeks ended August 1, 2020 compared to 23.3% for the same period last year. The increase is due to the net of the following:

•
Merchandise cost, including freight, decreased approximately 190 basis points primarily due to increased sales of higher margin discretionary merchandise, improved initial mark-on and lower freight costs, partially offset by incremental tariffs of approximately $2.6 million.

•	Occupancy costs decreased approximately 95 basis points as a result of the leverage from the comparable store net sales increase.

•
Markdowns at cost decreased approximately 85 basis points primarily due to store closure and clearance sale markdowns in the prior year quarter and lower promotional activity in the current year, partially offset by $7.0 million of uninsured markdown costs for stores affected by civil unrest.

•
Shrink expense decreased approximately 40 basis points resulting from favorable inventory reconciliations in the current year and the prior year including an increase in the accrual rate and unfavorable inventory reconciliations.

•
Distribution costs increased approximately 25 basis points resulting primarily from higher distribution center payroll costs. We paid our hourly distribution center associates a $2 per hour premium for all hours worked during the current quarter. Total distribution center COVID-19-related expenses were approximately $4.7 million, or 15 basis points of this increase.

Gross profit margin for the Family Dollar segment increased to 26.3% for the 26 weeks ended August 1, 2020 compared to 24.1% for the same period last year. The increase is due to the net of the following:

•
Occupancy costs decreased approximately 100 basis points as a result of the leverage from the comparable store net sales increase and the higher expense in the prior year related to the accelerated amortization of the right-of-use assets for stores we closed during 2019.

•
Merchandise cost, including freight, decreased approximately 65 basis points primarily due to increased sales of higher margin discretionary merchandise, improved initial mark-on and lower freight costs, partially offset by incremental tariffs of approximately $7.6 million.

•
Markdowns at cost decreased approximately 40 basis points primarily due to store closure and clearance sale markdowns in the prior year and lower promotional activity in the current year, partially offset by $7.0 million of uninsured markdown costs for stores affected by civil unrest.

•
Shrink expense decreased approximately 35 basis points resulting from favorable inventory reconciliations in the current year and the prior year, including an increase in the accrual rate and unfavorable inventory reconciliations.

•
Distribution costs increased approximately 20 basis points resulting primarily from higher distribution center payroll costs. We paid our hourly distribution center associates a $2 per hour premium for all hours worked since March 8, 2020. Total distribution center COVID-19-related expenses were approximately $7.5 million, or 10 basis points of this increase.

Operating income margin for the Family Dollar segment increased to 5.3% for the 13 weeks ended August 1, 2020 from 0.6% for the same period last year resulting from the gross margin increase noted above and a decrease in selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses were 21.9% as a percentage of net sales in the 13 weeks ended August 1, 2020 compared to 22.7% for the same period last year. The current quarter decrease in selling, general and administrative expenses, as a percentage of net sales, was due to the net of the following:

•
Other selling, general and administrative expenses decreased approximately 90 basis points primarily due to higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program, a decrease in promotional advertising and travel during the COVID-19 pandemic and leverage associated with the increase in comparable store net sales during the period, partially offset by an increase in insurance costs related to unfavorable development of general liability claims. The 13 weeks ended August 1, 2020 included $3.9 million or 15 basis points of costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic and $1.9 million of expenses primarily for fixed asset disposals for stores damaged by civil unrest.

•
Store facility costs decreased approximately 25 basis points primarily due to leverage from the comparable store net sales increase and lower electricity costs. The 13 weeks ended August 1, 2020 included $2.4 million or 10 basis points of incremental repairs and maintenance expenses for stores damaged by civil unrest.

•
Payroll expenses increased approximately 40 basis points primarily due to incremental costs associated with the COVID-19 pandemic and an increase in incentive compensation resulting from the improved Family Dollar operating performance, partially offset by leverage from the comparable store net sales increase and decreases in workers’ compensation expenses and benefits costs, as well as lower temporary help expenses as a result of the prior year including higher expenses to support store-level initiatives. Incremental costs associated with the COVID-19 pandemic, including a $2 per hour premium paid to all store hourly associates for all hours worked during the 13 weeks ended August 1, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes, totaled $48.2 million or 155 basis points.

Operating income in the 13 weeks ended August 1, 2020 includes approximately $57.1 million for COVID-19-related expenses and $11.7 million of uninsured costs related to civil unrest.
Operating income margin for the Family Dollar segment increased to 5.4% for the 26 weeks ended August 1, 2020 from 1.9% for the same period last year resulting from the gross margin increase noted above and a decrease in selling, general and administrative expenses, as a percentage of net sales. Selling, general and administrative expenses were 20.9% as a percentage of net sales in the 26 weeks ended August 1, 2020 compared to 22.2% for the same period last year. The decrease in selling, general and administrative expenses, as a percentage of net sales, was due to the following:

•
Other selling, general and administrative expenses decreased approximately 65 basis points primarily due to a decrease in promotional advertising during the COVID-19 pandemic, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program and leverage associated with the increase in comparable store net sales during the period, partially offset by an increase in insurance costs related to unfavorable development of general liability claims. The 26 weeks ended August 1, 2020 included $7.7 million or 10 basis points of costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic and $1.9 million of expenses primarily for fixed asset disposals for stores damaged by civil unrest.

•
Store facility costs decreased approximately 40 basis points primarily due to leverage from the comparable store net sales increase and lower electricity costs. The 26 weeks ended August 1, 2020 included $2.4 million of incremental repairs and maintenance expenses for stores damaged by civil unrest.

•
Payroll expenses decreased approximately 15 basis points primarily due to leverage from the comparable store net sales increase and decreases in workers’ compensation expenses and benefits costs, as well as lower temporary help expenses as a result of the prior year including higher expenses to support store-level initiatives, partially offset by incremental costs associated with the COVID-19 pandemic and an increase in incentive compensation resulting from the improved Family Dollar operating performance. Incremental costs associated with the COVID-19 pandemic, including a $2 per hour premium paid to all store hourly associates for all hours worked since March 8, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes totaled approximately $72.0 million or 115 basis points.

Operating income in the 26 weeks ended August 1, 2020 includes approximately $87.5 million for COVID-19-related expenses and $11.7 million of uninsured costs related to civil unrest.
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
The following table compares cash-flow related information for the 26 weeks ended August 1, 2020 and August 3, 2019:

	26 Weeks Ended
	August 1,	August 3,
(in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$1,437.0	$844.0
Investing activities	(471.1)	(488.7)
Financing activities	245.4	(154.0)
Net cash provided by operating activities increased $593.0 million primarily as a result of lower inventory levels as well as higher accounts payable, current liabilities and other liabilities at August 1, 2020, and increased earnings before depreciation and amortization in the current year.
Net cash used in investing activities decreased $17.6 million primarily due to higher capital expenditures in the prior year for the Family Dollar store optimization program, including H2 renovations and re-banners. H2 renovations have been slowed in the current year due to the COVID-19 pandemic. The decrease was partially offset by increased capital expenditures related to distribution center projects in the current year and grant funds received from state and local governments for our Summit Pointe development in the prior year.
For the 26 weeks ended August 1, 2020, cash provided by financing activities was $245.4 million compared to cash used in financing activities of $154.0 million for the 26 weeks ended August 3, 2019. The cash provided by financing activities in the current year is the result of the preemptive draw on our Revolving Credit Facility of $750.0 million partially offset by the final $250.0 million payment on the Senior Floating Rate Notes due 2020 and a $250.0 million repayment of the Revolving Credit Facility draw. The prior year quarter included $139.2 million of cash paid for stock repurchases.
In the first quarter of fiscal 2020, we preemptively drew on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic. At August 1, 2020, our total borrowings were $4.1 billion and we had $614.3 million available under our Revolving Credit Facility. We also have $346.5 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which approximately $308.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 1, 2020.
There were no shares repurchased on the open market during the 26 weeks ended August 1, 2020, and we have temporarily suspended share repurchases under the Board repurchase authorization.
We repurchased 1,842,307 shares of common stock on the open market for approximately $188.4 million during the 26 weeks ended August 3, 2019. As of August 1, 2020, we had $800.0 million remaining under Board repurchase authorization.

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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at LIBOR, reset periodically, plus 1.00% to 1.50% as determined by our credit ratings and leverage ratio. During the first quarter of 2020, we preemptively drew on our Revolving Credit Facility in the amount of $750.0 million as a result of the COVID-19 pandemic, of which $500.0 million was outstanding at August 1, 2020. A hypothetical increase of one percentage point on such borrowings would not materially affect our results of operations or cash flows.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 1, 2020, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission on March 20, 2020, and under Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended May 2, 2020 filed with the Securities and Exchange Commission on May 28, 2020, and is based on the information currently known to us and recent developments since the dates of those filings. The matters discussed below should be read in conjunction with the risk factors included in those filings.
However, the risks and uncertainties that we face are not limited to those described below and those set forth in our SEC filings. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the changing nature of the COVID-19 pandemic and related economic disruptions.
If the COVID-19 pandemic worsens and new, more restrictive public health measures are implemented, there could be a material adverse impact on our business and results of operations.
The continuing COVID-19 pandemic and related public health measures have caused economic disruptions that have adversely affected, and are expected to continue to adversely affect, elements of our business. We have, however, been classified as an essential business and been allowed to remain open but our operational costs have increased. To date, we have not experienced a sustained decline in overall sales, although the sales of certain categories, such as higher margin Easter merchandise at the Dollar Tree banner, were materially and adversely impacted.
If the pandemic worsens, governments may reinstate or extend business or personal restrictions, and we could be forced to curtail or restrict operations. We might also experience new disruptions in our supply chain and sources of supply or suffer facility closures. These circumstances, if applicable for an extended duration or across significant parts of our operating footprint, could have a material adverse effect on our business and results of operations.
The COVID-19 pandemic and public health measures have already contributed to, among other things:

•
Increases in the cost of operating our stores and distribution centers, including temporarily higher wages and bonuses paid to associates, enhanced cleaning protocols and the cost of personal protection equipment.

•
Disruptions in the patterns of consumer demand, which has led to, among other things, decreased demand for Easter and party merchandise in the Dollar Tree segment, and an increase in consumer demand for household cleaning supplies and corresponding difficulty in our ability to maintain those items in stock, and an increase in demand for online sales (which is an insignificant part of our business) and home or curbside deliveries (which we do not offer).

•
Decreasing foot traffic in our stores as a result of the promotion of social distancing, the adoption of various governmental restrictions on personal and business activities and changing consumer attitudes with respect to in-person shopping and changes in shopping patterns.

Reduced consumer demand for holiday, seasonal, party, and other discretionary products that generally carry a higher margin may have a negative impact on our gross profit margin, especially in the later part of the year when they typically form a larger part of our merchandise mix. It is uncertain what effect the COVID-19 crisis will have on upcoming holiday merchandise sales such as Christmas.
Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of a deepening pandemic-related recession or political uncertainties, for example because government stabilization efforts terminate or are reduced prematurely.
Governmental authorities have adopted substantial measures, including fiscal and monetary stimulus, to provide economic assistance to individual households and businesses and support economic stability during the pandemic and the related recession and increase in unemployment. We believe the economic intervention has materially benefited our sales. Some of these measures have been exhausted and replaced with lesser measures and we anticipate others will eventually be modified, reduced or discontinued in whole or in part. There can be no assurance that any on-going efforts to stabilize the economy will be sufficient to mitigate the economic crisis. If consumer spending on the goods we sell declines as a result, there could be a material adverse impact on our business and results of operations.
To date, the pandemic has not created material disruptions in the functioning of the credit or financial markets or impacted our credit ratings. However, we can provide no assurances that material disruptions in the credit or financial markets will not occur in the future or that such disruptions would not adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
We are unable to predict the full extent to which COVID-19 and the resulting recession, or the timing or extent of any economic recovery, will affect our customers, associates, suppliers, vendors, other business partners or our business, results of operations and financial condition. If the pandemic-related recession is prolonged and/or worsens, it could amplify many of the other risks described in the “Risk Factors” section of our most recent Form 10-K.
Our supply chain may be disrupted by changes in United States trade policy with China.
We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Among our foreign suppliers, China is the source of a substantial majority of our imports. A disruption in the flow of our imported merchandise from China or an increase in the cost of those goods may significantly decrease our profits.
The United States has scaled back punitive Section 301 tariffs on certain Chinese imports based on an agreement reached with China, which represents a material benefit to us. While U.S. and Chinese senior officials have stated that they are committed to implementing the agreement, President Trump has questioned whether China is living up to its obligations and has further alluded to possible action against China for its role in the COVID-19 crisis.
Recently, the U.S. and Chinese governments have taken certain actions that appear to indicate worsening relations between the two countries. Such actions include:

•	The signing of an Executive Order by President Trump revoking Hong Kong’s preferential trade status with the U.S.;

•
The closing of the Chinese diplomatic consulate in Houston, Texas and of the U.S. consulate in the city of Chengdu, China and the imposition of sanctions by the U.S. on officials of China and Hong Kong and by the Chinese government on certain U.S. lawmakers; and

•	Steps by the U.S. government to restrict access by Chinese companies to U.S.-developed semiconductor technology and to require a Chinese digital company to divest operations in the United States.
There is a risk that these actions will further escalate trade tensions between the U.S. and China, resulting in a weakening or disruption in trade relations between the two countries, which could adversely affect our ability to source merchandise from our Chinese suppliers in a timely manner and at a favorable cost.
The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any shares of common stock on the open market in the 13 weeks ended August 1, 2020. As of August 1, 2020, we had approximately $800.0 million remaining under Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
On August 24, 2020, we entered into an Amendment to Retention Agreement (“Amendment”) with Michael A. Witynski, who was promoted from Enterprise President to President and Chief Executive Officer of Dollar Tree, Inc. effective July 20, 2020.
The Amendment increases the multiplier that would be used to calculate a severance payment to Mr. Witynski, under specified circumstances, in the event of his termination of employment following a change in control of the company, from 1.5 times his reference salary plus reference bonus (as defined in the Retention Agreement) to 2.5 times. This change is consistent with our previously disclosed policy regarding the amount of severance to be provided to our Chief Executive Officer.
The current form of Retention Agreement for executive officers, including Mr. Witynski, is attached as Exhibit 10.1 to our Form 10-Q for the quarter ended November 3, 2018, filed with the Securities and Exchange Commission on November 29, 2018.
Item 6. Exhibits.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2	Amended Bylaws of Dollar Tree, Inc., effective June 11, 2020	8-K	3.1	6/12/2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended August 1, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended August 1, 2020, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	August 27, 2020	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)