Form 10-Q
period 2020-10-31
DOLLAR TREE, INC.
filed 2020-11-24
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
As of November 20, 2020, there were 235,192,152 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$6,177.0	$5,746.2	$18,741.4	$17,295.5
Cost of sales	4,252.6	4,041.7	13,105.9	12,215.3
Gross profit	1,924.4	1,704.5	5,635.5	5,080.2
Selling, general and administrative expenses	1,458.9	1,346.1	4,429.2	4,067.4
Operating income	465.5	358.4	1,206.3	1,012.8
Interest expense, net	38.1	41.4	113.1	122.9
Other expense, net	0.1	0.1	0.8	0.7
Income before income taxes	427.3	316.9	1,092.4	889.2
Provision for income taxes	97.3	61.1	253.3	185.2
Net income	$330.0	$255.8	$839.1	$704.0
Basic net income per share	$1.39	$1.08	$3.54	$2.97
Diluted net income per share	$1.39	$1.08	$3.53	$2.95
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(in millions)	2020	2019	2020	2019
Net income	$330.0	$255.8	$839.1	$704.0

Foreign currency translation adjustments	0.6	0.4	(0.8)	(0.9)

Total comprehensive income	$330.6	$256.2	$838.3	$703.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,118.3	$539.2	$433.7
Merchandise inventories	3,792.3	3,522.0	3,882.9
Other current assets	260.4	208.2	255.7
Total current assets	5,171.0	4,269.4	4,572.3
Property, plant and equipment, net of accumulated depreciation of $4,618.1, $4,194.1 and $4,056.6, respectively	4,095.6	3,881.8	3,810.7
Restricted cash	46.9	46.8	46.6
Operating lease right-of-use assets	6,185.1	6,225.0	5,864.6
Goodwill	1,983.1	1,983.3	2,296.5
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	23.3	24.4	—
Other assets	47.2	43.9	51.4
Total assets	$20,652.2	$19,574.6	$19,742.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300.0	$250.0	$750.0
Current portion of operating lease liabilities	1,296.5	1,279.3	1,202.6
Accounts payable	1,587.2	1,336.5	1,473.1
Income taxes payable	—	62.7	—
Other current liabilities	858.6	618.0	754.0
Total current liabilities	4,042.3	3,546.5	4,179.7
Long-term debt, net, excluding current portion	3,225.3	3,522.2	3,520.2
Operating lease liabilities, long-term	4,962.1	4,979.5	4,636.0
Deferred income taxes, net	1,043.1	984.7	1,001.5
Income taxes payable, long-term	31.0	28.9	29.7
Other liabilities	387.3	258.0	253.7
Total liabilities	13,691.1	13,319.8	13,620.8
Commitments and contingencies
Shareholders’ equity	6,961.1	6,254.8	6,121.3
Total liabilities and shareholders’ equity	$20,652.2	$19,574.6	$19,742.1

Common shares outstanding	235.2	236.7	236.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended October 31, 2020
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at August 1, 2020	237.3	$2.4	$2,505.5	$(41.2)	$4,346.9	$6,813.6
Net income	—	—	—	—	330.0	330.0
Total other comprehensive income	—	—	—	0.6	—	0.6
Issuance of stock under Employee Stock Purchase Plan	—	—	2.5	—	—	2.5
Stock-based compensation, net	—	—	14.4	—	—	14.4
Repurchase of stock	(2.1)	—	(200.0)	—	—	(200.0)
Balance at October 31, 2020	235.2	$2.4	$2,322.4	$(40.6)	$4,676.9	$6,961.1

	39 Weeks Ended October 31, 2020
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 1, 2020	236.7	$2.4	$2,454.4	$(39.8)	$3,837.8	$6,254.8
Net income	—	—	—	—	839.1	839.1
Total other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	7.6	—	—	7.6
Exercise of stock options	0.1	—	6.7	—	—	6.7
Stock-based compensation, net	0.4	—	53.7	—	—	53.7
Repurchase of stock	(2.1)	—	(200.0)	—	—	(200.0)
Balance at October 31, 2020	235.2	$2.4	$2,322.4	$(40.6)	$4,676.9	$6,961.1
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 31,	November 2,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$839.1	$704.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503.7	466.3
Provision for deferred income taxes	59.4	50.3
Stock-based compensation expense	70.5	52.5
Amortization of debt discount and debt-issuance costs	3.1	4.9
Other non-cash adjustments to net income	7.4	24.2
Changes in operating assets and liabilities	250.5	(287.7)
Net cash provided by operating activities	1,733.7	1,014.5
Cash flows from investing activities:
Capital expenditures	(707.0)	(782.3)
Proceeds from governmental grant	—	16.5
Payments for fixed asset disposition	(0.5)	(2.9)
Net cash used in investing activities	(707.5)	(768.7)
Cash flows from financing activities:
Principal payments for long-term debt	(250.0)	—
Proceeds from revolving credit facility	750.0	—
Repayments of revolving credit facility	(750.0)	—
Proceeds from stock issued pursuant to stock-based compensation plans	14.3	12.3
Cash paid for taxes on exercises/vesting of stock-based compensation	(16.8)	(24.3)
Payments for repurchase of stock	(194.2)	(200.0)
Net cash used in financing activities	(446.7)	(212.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.2)
Net increase in cash, cash equivalents and restricted cash	579.2	33.6
Cash, cash equivalents and restricted cash at beginning of period	586.0	446.7
Cash, cash equivalents and restricted cash at end of period	$1,165.2	$480.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$80.4	$89.7
Income taxes	$300.5	$248.9
Non-cash transactions:
Accrued capital expenditures	$41.3	$73.8
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended February 1, 2020. The results of operations for the 13 and 39 weeks ended October 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 2021.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of October 31, 2020 and November 2, 2019 and the results of our operations and cash flows for the periods presented. The February 1, 2020 balance sheet information was derived from the audited consolidated financial statements as of that date.
Certain prior year amounts have been reclassified for consistency with the current year presentation.
Note 2 - Legal Proceedings
We are defendants in legal proceedings including the class, collective, representative and large cases described below as well as individual claims in arbitration. We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which they are resolved.
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
Dollar Tree Active Matters
The Food and Drug Administration (“FDA”) has alleged that we improperly sold certain topically applied, over the counter (“OTC”) products manufactured by certain Chinese factories that were on an import “alert” restriction issued by the FDA. We responded to the FDA by proposing enhanced procedures and processes for any OTC products we import from China.
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
In August 2020, a consumer class action was filed against us in New York alleging Smoked Almonds sold by us are mislabeled because the almonds do not go through a smoking process but rather acquire their smoky taste through the use of smoked flavoring. The legal claims include New York consumer protection laws, negligent misrepresentations, breach of warranties, fraud and unjust enrichment.
Actual or threatened California state court lawsuits have been filed against Dollar Tree and Family Dollar for similar employment-related claims brought under Private Attorney General Act (“PAGA”). These cases may allege violations such as failure to provide employees with compliant rest and meal breaks, suitable seating, overtime pay, reimburse business expenses, pay minimum wages for all time worked, provide accurate wage statements, and timely pay wages as well as other potential labor code violations.

Lawsuits have been filed against Dollar Tree, Family Dollar and our vendors alleging that personal talc powder products caused cancer. We do not believe the products we sold caused the illnesses. We believe these lawsuits are insured and we are being indemnified by our third party vendors.
Dollar Tree Resolved Matters
In April 2015, a distribution center employee filed a class action in California state court with allegations concerning wages, meal and rest breaks, recovery periods, wage statements and timely termination pay. We have reached an agreement and received final approval from the court.
In August 2018, a former employee brought suit in California state court as a class action and as a PAGA representative suit alleging we failed to provide all non-exempt California store employees with compliant rest and meal breaks, accrued vacation, accurate wage statements and final pay upon termination of employment. We have reached an agreement to settle the matter and have received the court’s approval.
In June 2020, a current employee filed a class action in California state court on behalf of herself and other non-exempt store employees in California alleging we failed to provide an effective illness and injury prevention program in our California stores and failed to provide personal protective equipment to our store employees thereby engaging in unfair business practices and creating a public nuisance. The court granted our request to compel arbitration which resolves the class action matter.
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
Please see the description above for talc and PAGA lawsuits against Family Dollar.
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
Additionally, in the first quarter of fiscal 2020, we preemptively drew $750.0 million on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic, all of which was repaid as of October 31, 2020.
As of October 31, 2020, we were in compliance with our debt covenants.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any significant impairment charges during the 13 or 39 weeks ended October 31, 2020 and November 2, 2019.

Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	October 31, 2020		February 1, 2020		November 2, 2019
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,966.3	$3,531.2	$4,064.5	$3,779.9	$4,530.3	$4,278.6

The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of our Revolving Credit Facility approximates its fair value because the interest rates vary with market interest rates.
Note 5 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(in millions, except per share data)	2020	2019	2020	2019
Basic net income per share:
Net income	$330.0	$255.8	$839.1	$704.0
Weighted average number of shares outstanding	236.8	236.7	237.0	237.4
Basic net income per share	$1.39	$1.08	$3.54	$2.97
Diluted net income per share:
Net income	$330.0	$255.8	$839.1	$704.0
Weighted average number of shares outstanding	236.8	236.7	237.0	237.4
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	0.8	0.8	0.9
Weighted average number of shares and dilutive potential shares outstanding	237.9	237.5	237.8	238.3
Diluted net income per share	$1.39	$1.08	$3.53	$2.95

For the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 6 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 11 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended February 1, 2020. Stock-based compensation expense was $70.5 million and $52.5 million during the 39 weeks ended October 31, 2020 and November 2, 2019, respectively.
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

Service-Based RSUs
The following table summarizes the status of service-based RSUs as of October 31, 2020 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	1,049,081	$95.17
Granted	845,394	73.08
Vested	(528,710)	91.06
Forfeited	(80,457)	83.36
Nonvested at October 31, 2020	1,285,308	$83.07

PSUs
The following table summarizes the status of PSUs as of October 31, 2020 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	320,500	$99.29
Granted	428,377	74.46
Vested	(221,876)	88.12
Forfeited	(89,390)	89.44
Nonvested at October 31, 2020	437,611	$82.66

Note 7 - Leases
Our lease portfolio primarily consists of leases for our retail store locations and we also lease vehicles and trailers, as well as distribution center space and equipment.
The lease cost for operating leases that was recognized in the accompanying unaudited condensed consolidated income statements for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019 was as follows:

	13 Weeks Ended		39 Weeks Ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost	$389.7	$378.2	$1,158.5	$1,139.8
Variable lease cost	95.3	94.7	288.0	272.2
Total lease cost*	$485.0	$472.9	$1,446.5	$1,412.0

*Excludes short-term lease cost and sublease income, which are immaterial

As of October 31, 2020, maturities of lease liabilities were as follows:

(in millions)
Remainder of 2020	$305.2
2021	1,474.8
2022	1,286.2
2023	1,072.4
2024	857.6
Thereafter	2,116.8
Total undiscounted lease payments	7,113.0
Less interest	854.4
Present value of lease liabilities	$6,258.6

The future minimum lease payments above exclude $243.7 million of legally binding minimum lease payments for leases signed but not yet commenced as of October 31, 2020.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of October 31, 2020 and November 2, 2019 is as follows:

	October 31, 2020	November 2, 2019
Weighted-average remaining lease term (years)	6.2	6.5
Weighted-average discount rate	4.0%	4.4%

The following represents supplemental information pertaining to our operating lease arrangements for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019:

	13 Weeks Ended		39 Weeks Ended
(in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$383.3	$367.5	$1,132.7	$1,099.1
Right-of-use assets obtained in exchange for new operating lease liabilities	314.0	163.9	959.6	593.2

Note 8 - Shareholders’ Equity
We repurchased 2,154,304 shares of common stock on the open market for approximately $200.0 million during the 13 and 39 weeks ended October 31, 2020. Approximately $5.8 million in share repurchases had not settled as of October 31, 2020. This amount was accrued and is reflected in “Other current liabilities” within the accompanying unaudited condensed consolidated balance sheet as of October 31, 2020. We repurchased 125,048 and 1,967,355 shares of common stock on the open market for approximately $11.6 million and $200.0 million during the 13 and 39 weeks ended November 2, 2019, respectively. As of October 31, 2020, we have $600.0 million remaining under Board repurchase authorization.
Note 9 - Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act retroactively changed the recovery period for Qualified Improvement Property to 15 years for eligible property placed in service subsequent to December 31, 2017. In the first quarter of 2020, we reclassified $67.0 million to the “Deferred income taxes, net” liability from “Income taxes payable” to reflect the additional currently deductible depreciation associated with the change in recovery period for Qualified Improvement Property.

Note 10 - Segments
We operate a chain of more than 15,600 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 15 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and 11 distribution centers.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and Other consists primarily of store support center costs that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments. These costs include operating expenses for our store support centers in Chesapeake, Virginia and Matthews, North Carolina. During fiscal 2019, we consolidated our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia. Corporate, support and Other also includes the results of operations for our Summit Pointe property in Chesapeake, Virginia.
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
(in millions)	2020	2019	2020	2019
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,303.2	$3,074.3	$9,557.6	$8,991.4
Family Dollar	2,873.5	2,671.9	9,183.5	8,304.1
Corporate, support and Other	0.3	—	0.3	—
Consolidated Net sales	$6,177.0	$5,746.2	$18,741.4	$17,295.5

Gross profit:
Dollar Tree	$1,154.2	$1,050.5	$3,206.8	$3,070.8
Family Dollar	769.9	654.0	2,428.4	2,009.4
Corporate, support and Other	0.3	—	0.3	—
Consolidated Gross profit	$1,924.4	$1,704.5	$5,635.5	$5,080.2

Operating income (loss):
Dollar Tree	$417.9	$374.6	$1,006.5	$1,105.9
Family Dollar	131.4	55.2	472.0	163.9
Corporate, support and Other	(83.8)	(71.4)	(272.2)	(257.0)
Consolidated Operating income	465.5	358.4	1,206.3	1,012.8
Interest expense, net	38.1	41.4	113.1	122.9
Other expense, net	0.1	0.1	0.8	0.7
Income before income taxes	$427.3	$316.9	$1,092.4	$889.2

	As of
	October 31,	February 1,	November 2,
(in millions)	2020	2020	2019
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$423.6	$423.8	$421.6
Family Dollar	1,559.5	1,559.5	1,874.9
Consolidated Goodwill	$1,983.1	$1,983.3	$2,296.5

Total assets:
Dollar Tree	$8,467.4	$7,694.0	$7,531.0
Family Dollar	11,703.0	11,484.9	11,858.3
Corporate, support and Other	481.8	395.7	352.8
Consolidated Total assets	$20,652.2	$19,574.6	$19,742.1

*Goodwill is reassigned between segments when previously acquired stores are re-bannered between segments. The goodwill related to previously acquired re-bannered stores in the 39 weeks ended October 31, 2020 was not material. In the 39 weeks ended November 2, 2019, we reassigned $45.2 million of goodwill from Family Dollar to Dollar Tree as a result of re-bannering.
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				39 Weeks Ended
	October 31,		November 2,		October 31,		November 2,
(in millions)	2020		2019		2020		2019
Dollar Tree segment net sales by merchandise category:
Consumable	$1,564.1	47.4%	$1,555.8	50.6%	$4,778.8	50.0%	$4,567.6	50.8%
Variety	1,520.9	46.0%	1,328.3	43.2%	4,473.0	46.8%	4,127.1	45.9%
Seasonal	218.2	6.6%	190.2	6.2%	305.8	3.2%	296.7	3.3%
Total Dollar Tree segment net sales	$3,303.2	100.0%	$3,074.3	100.0%	$9,557.6	100.0%	$8,991.4	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,255.7	78.5%	$2,133.9	79.9%	$7,077.5	77.1%	$6,481.1	78.0%
Home products	240.1	8.3%	196.3	7.3%	802.7	8.7%	642.6	7.7%
Apparel and accessories	157.4	5.5%	144.0	5.4%	517.8	5.6%	494.3	6.0%
Seasonal and electronics	220.3	7.7%	197.7	7.4%	785.5	8.6%	686.1	8.3%
Total Family Dollar segment net sales	$2,873.5	100.0%	$2,671.9	100.0%	$9,183.5	100.0%	$8,304.1	100.0%

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

•
The uncertainty of the future impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding possible disruptions in our supply chain or sources of supply, the physical and financial health of our customers, the effectiveness and duration of government assistance programs to individuals, households and businesses to support consumer spending, levels of foot traffic in our stores, and changes in customer demand for our consumable and essential products as well as our discretionary products;

•
Our plans and expectations in response to the COVID-19 pandemic, including increased expenses for higher wages and bonuses paid to associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates, and expected delays in new store openings;

•
Our costs could increase in the future. Certain states and local governments have passed laws to increase the minimum wage beginning in 2021 and it is likely that the federal government will consider whether to pass similar legislation next year;

•	Our plans relating to new store openings, the renovation of Family Dollar stores to the H2 format, and new store concepts such as Dollar Tree Plus!;

•	The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental actions, including the proceeding by the FDA;

•
The effect of our initiatives to renovate Family Dollar stores to the H2 store format and the performance of that format and the roll-out of adult beverages at Family Dollar and Snack Zone and Crafter’s Square at Dollar Tree, on our results of operations;

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

•	Our expectations regarding compliance with debt covenants and stock repurchases.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and in this Quarterly Report on Form 10-Q.

•
The continuing COVID-19 pandemic and related public health measures have caused economic disruptions that have adversely affected, and are expected to continue to adversely affect, elements of our business. If the COVID-19 pandemic worsens and new, more restrictive public health measures are implemented, there could be a material adverse impact on our business and results of operations.

•
Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of unfavorable economic conditions or political uncertainties, for example because government stabilization efforts terminate or are reduced prematurely.

•
Our profitability is vulnerable to cost increases such as wages. For example, this year we have incurred increased costs associated with responding to the COVID-19 pandemic; and this year and over the last several years we have incurred increased distribution costs. Next year the minimum wage will increase in certain States and localities and may increase nationally depending on the outcome of future legislation proposed in Congress.

•
Our profitability is affected by the mix of products we sell. For example, in the first quarter of this fiscal year, sales of higher margin Easter merchandise at the Dollar Tree segment suffered as a result of the COVID-19 crisis, and profitability in the Dollar Tree segment was materially adversely affected.

•
We could continue to encounter higher costs and disruptions in our distribution network. COVID-19 and other factors have slowed the flow of imported and other merchandise and could impact our profitability if product flow is not improved.

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
As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and financial results are different than what we expected. We have experienced fewer customer visits and higher average ticket. The mix and profit margin of products being purchased by our customers has been different and has changed during 2020. As demand for essential goods, including cleaning supplies and sanitizer, household products, paper goods, food and over-the-counter medicine, increased to unprecedented levels, both our domestic suppliers and distribution centers were stressed to keep up with the demand. We expect this disruption with certain vendors and SKUs to continue for the remainder of the year. The effect of COVID-19-related stimulus purchases for some other non-essential items may create additional disruptions.
We have hired more than 34,000 net new associates since early March and we have implemented several changes to support our associates in adhering to Centers for Disease Control and Prevention (CDC) recommendations. We have:

•	Activated our Business Response Team to communicate, assess and address potential exposure throughout the organization;

•	Provided personal protective equipment including masks, gloves and sanitizers for our store and distribution center associates;

•	Deployed plexiglass sneeze guards for all registers at all stores;

•	Deployed hand sanitizer stands in each of our stores;

•	Equipped stores, distribution centers and the store support center with necessary supplies for enhanced cleaning protocol;

•	Provided wage premiums for all store and distribution center hourly associates, excluding hourly-paid store managers;

•	Provided minimum guaranteed sales bonuses for each store manager as well as Thank You bonuses and bonuses for certain salaried associates in our field operations and distribution centers;

•	Provided pay continuation for associates who test positive or who are Group 1 associates who have to self-quarantine;

•	Created a “store” within each distribution center to allow our associates to shop for needed supplies at work when supplies were scarce in retail locations;

•	Eliminated all non-essential air travel;

•	Utilized technology options for all large group meetings;

•	Prohibited external visitors’ access to the store support center;

•	Enabled the majority of our store support center teams to work remotely;

•	Enabled contactless payments to our POS systems for our customers;

•	Followed local municipality, county, and state guidelines and regulations needed to be open as an essential business;

•	Encouraged safe social distancing protocols for our customers with signing, graphics and communications;

•	Enabled health prescreening questionnaire for all store and distribution associates before entering work; and

•	Established temperature check protocols for our associates at all distribution centers and the store support center.
We also made changes to reduce our exposure to potential short-term liquidity risk in the banking system, including preemptively drawing $750 million under our Revolving Credit Facility, and suspending share repurchases under the remaining Board authorization. Based on our second and third quarter cash flow as well as our projected cash flow and the outlook for liquidity in the banking system for the balance of fiscal 2020, the $750 million was repaid prior to October 31, 2020 and we restarted share repurchases during the third quarter. We are in compliance with our debt covenants and, based on a continuation of current operating results, we expect to be in compliance for the remainder of fiscal 2020.
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
Sales
During March, our Dollar Tree and Family Dollar stores began to experience a significant increase in customer demand and sales related to essential products and comparable store net sales increased significantly. However, beginning the last week of March and continuing into April during the peak of the Easter selling season, comparable store net sales at our Dollar Tree stores decreased. Beginning in mid-April, comparable store net sales at our Dollar Tree stores increased as the comparable Easter period from 2019 had passed. In the 13 weeks ended May 2, 2020, enterprise comparable store net sales increased 7.0% resulting from an increase in average ticket of 15.5%, partially offset by a decrease in traffic of 7.4%. In the 13 weeks ended August 1, 2020, enterprise comparable store net sales increased 7.2% resulting from an increase in average ticket of 24.7%, partially offset by a decrease in traffic of 14.0%. In the 13 weeks ended October 31, 2020, enterprise comparable store net sales increased 5.1% resulting from an increase in average ticket of 20.1% partially offset by a decrease in traffic of 12.5%.
The future impact of COVID-19 on our customers is difficult to predict as the effectiveness of economic stabilization efforts is uncertain and government assistance payments may not provide enough funding to support current spending and the incremental unemployment benefits lapsed on July 31, 2020. It is uncertain whether additional government assistance or unemployment benefits and other economic assistance to individuals, states, and localities will be authorized by governments or the timing and amount of such benefits. In addition, we cannot predict the impact of the spread of COVID-19 on the health and well-being of our customers and associates.
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
During the 13 weeks ended August 1, 2020, the higher demand for discretionary products continued in both our Dollar Tree and Family Dollar segments resulting in a reduction in our merchandise cost compared with the same period in 2019. The favorable mix change continued into the third quarter of 2020; however, the benefit was not as high on the Family Dollar segment as we experienced during the second quarter of 2020. Sales of Dollar Tree’s discretionary goods typically peak in the fourth quarter. Should sales volumes be lower than planned, our gross profit in the Dollar Tree segment would be negatively impacted as it was with Easter merchandise in the first quarter.
Our distribution costs included $6.4 million, $11.4 million and $10.9 million in the 13 weeks ended May 2, 2020, August 1, 2020, and October 31, 2020, respectively, of incremental wage premiums in recognition of the team’s extraordinary efforts. We expect the incremental wage premium payments to continue for at least the first nine weeks of the fourth quarter of 2020.
During the COVID-19 pandemic, the trade dispute between the United States and China is ongoing and should additional tariffs or other sanctions be imposed on imported goods, our business or results of operations in fiscal 2020 could be adversely affected.
Selling, General and Administrative Expenses
We paid incremental wage premiums to our hourly store associates, minimum guaranteed bonuses and a Thank You bonus to our store managers and other bonuses to certain field operations managers totaling $57.5 million, $114.6 million and $28.9 million in the 13 weeks ended May 2, 2020, August 1, 2020, and October 31, 2020, respectively. The incremental wage premium payments were reduced from $2 per hour to $1 per hour beginning in the third quarter of 2020 and continued for the first eight weeks of the third quarter.
In addition, for the safety of our associates and customers, in the first quarter of 2020 we installed plexiglass sneeze guards at all registers in our stores and incurred incremental costs for masks, gloves and cleaning supplies. In the third quarter of 2020, we installed hand sanitizer stands in all of our stores. These expenses totaled $9.1 million, $8.1 million and $6.3 million in the 13 weeks ended May 2, 2020, August 1, 2020, and October 31, 2020, respectively.
Store Openings and Initiatives
During the first three quarters of fiscal 2020, we opened 262 new Dollar Tree stores and 111 new Family Dollar stores; however, we have experienced construction-related delays due to challenges with the permitting process which has resulted in delays in our planned store openings. We now plan to open 325 Dollar Tree stores and 155 Family Dollar stores in fiscal 2020.
As a result of the complications inherent in operating our stores during the COVID-19 pandemic, during the first quarter of 2020, we paused the roll-out of our Snack Zone layout to our Dollar Tree stores. We resumed the installation of our Snack Zone layout to Dollar Tree stores during the second quarter of 2020 and we completed the installation of this assortment in approximately 300 Dollar Tree stores in fiscal 2020.
With the increase in customer activity in our Family Dollar stores and COVID-19-related travel restrictions, we paused the roll-out of our H2 stores during the first quarter of 2020, but resumed the roll-out of the H2 format to Family Dollar stores during the second quarter of 2020. We expect to renovate approximately 750 stores to this format in fiscal 2020. Also, as a result of permitting delays, we now expect to add adult beverage product to approximately 600 stores in fiscal 2020.
Overview
We are a leading operator of more than 15,600 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.

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
At October 31, 2020, we operated stores in 48 states and the District of Columbia, as well as five Canadian provinces. A breakdown of store counts and square footage by segment for the 39 weeks ended October 31, 2020 and November 2, 2019 is as follows:

	39 Weeks Ended
	October 31, 2020			November 2, 2019
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,505	7,783	15,288	7,001	8,236	15,237
New stores	262	111	373	286	120	406
Re-bannered stores	(3)	4	1	190	(199)	(9)
Closings	(23)	(33)	(56)	(30)	(342)	(372)
Ending	7,741	7,865	15,606	7,447	7,815	15,262
Relocations	46	31	77	35	10	45

Selling Square Feet (in millions):
Beginning	64.6	56.7	121.3	60.3	59.8	120.1
New stores	2.3	0.9	3.2	2.5	0.9	3.4
Re-bannered stores	(0.1)	0.1	—	1.4	(1.4)	—
Closings	(0.2)	(0.2)	(0.4)	(0.2)	(2.4)	(2.6)
Relocations	0.1	0.1	0.2	0.1	—	0.1
Ending	66.7	57.6	124.3	64.1	56.9	121.0
Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened during the 39 weeks ended October 31, 2020 was approximately 8,670 selling square feet for the Dollar Tree segment and 8,430 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
The percentage change in comparable store net sales on a constant currency basis for the 13 and 39 weeks ended October 31, 2020, as compared with the preceding year, is as follows:

	13 Weeks Ended October 31, 2020			39 Weeks Ended October 31, 2020
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	5.1%	(12.5)%	20.1%	6.5%	(11.3)%	20.1%
Dollar Tree Segment	4.0%	(12.6)%	19.0%	2.1%	(13.4)%	17.9%
Family Dollar Segment	6.4%	(12.3)%	21.3%	11.2%	(8.4)%	21.4%
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
Dollar Tree Initiatives
We believe comparable store net sales continue to be positively affected by our Dollar Tree initiatives. We continued the roll-out of frozen and refrigerated merchandise to more of our Dollar Tree stores in the third quarter of 2020 and as of October 31, 2020, the Dollar Tree segment had frozen and refrigerated merchandise in approximately 6,365 stores compared to approximately 6,100 stores at November 2, 2019. Beginning in fiscal 2018, we rolled out a new layout to a number of our Dollar Tree stores, which we call our Snack Zone. This layout highlights our immediate consumption snack offerings in the front of the store near the checkout areas. As of October 31, 2020, we have Snack Zone in 2,660 Dollar Tree stores. In fiscal 2019, we introduced our Crafter’s Square initiative in more than 650 stores. This section includes a new expanded assortment of arts and crafts supplies. We have begun expanding this program and have rolled it out to more than 3,130 stores as of October 31, 2020. We plan to add Crafter’s Square to the remainder of our Dollar Tree stores in early 2021.
Additionally, for more than a year, we have tested a multi-price initiative referred to as Dollar Tree Plus! Beginning in fiscal 2019, we began testing multi-price assortments in more than 100 stores in southwestern markets. Using the results of the test, we have made modifications to: the mix of products offered to include primarily discretionary items; the displays and signage to drive awareness and excitement in the stores; the price points to focus on the $1, $3 and $5 price points; and increase the offerings above the $1 price point. We plan to expand this initiative into a total of 500 stores beginning in the Spring of 2021.
We believe these initiatives have and will continue to enable us to increase sales and earnings.
Family Dollar Initiatives
In fiscal 2019, we executed a store optimization program for our Family Dollar stores to improve performance. Included in that program was a roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. This H2 model has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 stores have higher customer traffic and provide an average comparable store net sales lift in excess of 10% in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of October 31, 2020, we have approximately 2,240 H2 stores. We plan to renovate approximately 750 stores to the H2 format in fiscal 2020 and an additional 1,250 stores in fiscal 2021. In addition, we installed adult beverage product in approximately 470 stores through the third quarter of 2020 and plan to add it to approximately 150 more stores in 2020. We believe the addition of adult beverage to our assortment will drive traffic to our stores.
Other Items
In 2021, the minimum wage will increase in certain States and localities and may increase nationally depending on the outcome of future legislation proposed in Congress. The currently scheduled minimum wage increases are estimated to increase store payroll by $45.0 million to $50.0 million in 2021, which is less than the COVID-19-related payroll increases in 2020. Minimum wage increases could impact our results of operations in the future.
Results of Operations
Our results of operations as a percentage of net sales and period-over-period changes are discussed in the following section.
Net Sales

	13 Weeks Ended			39 Weeks Ended
	October 31,	November 2,	Percentage Change	October 31,	November 2,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Net sales	$6,177.0	$5,746.2	7.5%	$18,741.4	$17,295.5	8.4%
Comparable store net sales change, on a constant currency basis	5.1%	2.5%		6.5%	2.4%
The increase in net sales in the 13 weeks ended October 31, 2020 was a result of comparable store net sales increases in both the Family Dollar and Dollar Tree segments and sales of $194.3 million at new stores.

Enterprise comparable store net sales increased 5.1% on a constant currency basis in the 13 weeks ended October 31, 2020, as a result of a 20.1% increase in average ticket and a 12.5% decrease in customer traffic. Comparable store net sales increased the same 5.1% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 6.4% in the Family Dollar segment and 4.0% in the Dollar Tree segment. Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
The increase in net sales in the 39 weeks ended October 31, 2020 was a result of comparable store net sales increases in the Family Dollar and Dollar Tree segments and sales of $641.3 million at new stores. These sales increases were partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our Family Dollar segment store optimization program.
Enterprise comparable store net sales increased 6.5% on a constant currency basis in the 39 weeks ended October 31, 2020, as a result of a 20.1% increase in average ticket and a 11.3% decrease in customer traffic. Comparable store net sales increased 6.4% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 11.2% in the Family Dollar segment and 2.1% in the Dollar Tree segment. Lower traffic resulting from the COVID-19 pandemic negatively affected Easter sales in the Dollar Tree segment in the first quarter of fiscal 2020.
Gross Profit

	13 Weeks Ended			39 Weeks Ended
	October 31,	November 2,	Percentage Change	October 31,	November 2,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Gross profit	$1,924.4	$1,704.5	12.9%	$5,635.5	$5,080.2	10.9%
Gross profit margin	31.2%	29.7%	1.5%	30.1%	29.4%	0.7%
The increase in gross profit margin in the 13 weeks ended October 31, 2020 was a result of the net of the following:

•
Merchandise cost, including freight, decreased 80 basis points resulting from higher sales of higher margin discretionary merchandise, improved initial mark-on for the Family Dollar segment and lower freight costs.

•	Occupancy costs decreased 35 basis points as a result of the leverage from the increase in comparable store net sales.

•	Shrink costs decreased 35 basis points resulting primarily from favorable inventory reconciliations on the Family Dollar segment in the current quarter.

•
Markdown costs decreased 25 basis points resulting primarily from lower promotional activity in the current year on the Family Dollar segment as a result of the increase in sales and lower seasonal markdowns in both segments resulting from the higher Halloween sell-through in the current quarter. Partially offsetting this decrease was increased uninsured markdown costs for natural disasters.

•
Distribution costs increased 30 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a premium for all hours worked during the 13 weeks ended October 31, 2020. Total distribution center COVID-19-related expenses were $10.9 million, or 20 basis points of this increase.

The increase in gross profit margin in the 39 weeks ended October 31, 2020 was a result of the net of the following:

•	Occupancy costs decreased 45 basis points as a result of the leverage from the increase in comparable store net sales.

•
Merchandise cost, including freight, decreased 30 basis points in the 39 weeks ended October 31, 2020 compared to the same period last year resulting from higher sales of higher margin discretionary merchandise, improved initial mark-on and lower freight costs, partially offset by incremental tariff costs of $34.7 million.

•
Markdown costs decreased 15 basis points resulting primarily from the prior year including markdowns related to Family Dollar store closures and clearance sales as well as lower promotional activity in the current year on the Family Dollar segment as a result of the increase in sales. This decrease was partially offset by $10.4 million of uninsured markdown costs for stores affected by civil unrest and higher seasonal markdowns in the Dollar Tree segment in the first quarter 2020 due to the lower than planned sell-through on Easter merchandise as a result of the COVID-19 pandemic.

•
Shrink costs decreased 15 basis points resulting from favorable inventory reconciliations on the Family Dollar segment in the current year, partially offset by unfavorable inventory reconciliations on the Dollar Tree segment.

•
Distribution costs increased 35 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a per hour premium for all hours worked since March 8, 2020. Total distribution center COVID-19-related expenses were $28.7 million, or 15 basis points of this increase.

Selling, General and Administrative Expenses

	13 Weeks Ended			39 Weeks Ended
	October 31,	November 2,	Percentage Change	October 31,	November 2,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Selling, general and administrative expenses	$1,458.9	$1,346.1	8.4%	$4,429.2	$4,067.4	8.9%
As a percentage of Net sales	23.7%	23.5%	0.2%	23.7%	23.5%	0.2%
The increase in selling, general and administrative expenses, as a percentage of net sales, in the 13 weeks ended October 31, 2020 was the result of the net of the following:

•
Payroll expenses increased 70 basis points primarily due to incremental costs associated with the COVID-19 pandemic and an increase in incentive compensation, stock compensation costs and store sales bonuses resulting from the improved operating performance in the quarter. These increases were partially offset by leverage from the comparable store net sales increase. Incremental payroll costs associated with the COVID-19 pandemic, including a $1 per hour premium paid to all store hourly associates for all hours worked during the quarter through September 26, 2020, bonuses for certain field management associates, quarantine pay and sick pay as well as the related payroll taxes, totaled $28.9 million, or 45 basis points.

•
Other selling, general and administrative expenses decreased 25 basis points as a result of the leverage from the comparable store net sales increase, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program on the Family Dollar segment, decreases in promotional advertising on the Family Dollar segment and in travel due to the COVID-19 pandemic. The 13 weeks ended October 31, 2020 included $6.3 million, or 10 basis points, of costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.

•	Store facility costs decreased 20 basis points due to leverage from the comparable store net sales increase and lower electricity costs.
The increase in selling, general and administrative expenses, as a percentage of net sales, in the 39 weeks ended October 31, 2020 was the result of the net of the following:

•
Payroll expenses increased 75 basis points primarily due to incremental costs associated with the COVID-19 pandemic and an increase in incentive compensation, stock compensation costs and store sales bonuses resulting from improved operating performance in the Family Dollar segment. These increases were partially offset by leverage from the comparable store net sales increase, lower benefits costs and lower temporary help expenses as a result of the prior year including higher expenses to support store-level initiatives. Office payroll costs also decreased resulting from the store support center consolidation in the prior year and other leadership changes made in the fourth quarter of fiscal 2019. Incremental payroll costs associated with the COVID-19 pandemic, including a per hour premium paid to all store hourly associates for all hours worked March 8, 2020 through September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes, totaled $201.0 million, or 105 basis points.

•
Other selling, general and administrative expenses decreased 35 basis points as a result of the leverage from the comparable store net sales increase, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program on the Family Dollar segment, decreases in promotional advertising on the Family Dollar segment and in travel due to the COVID-19 pandemic and higher costs in the prior year for the store support center consolidation. These improvements were partially offset by an increase in insurance costs related to unfavorable development of general liability claims. The 39 weeks ended October 31, 2020 included $23.5 million, or 15 basis points, of costs for the installation of plexiglass sneeze guards at all registers in our stores and incremental costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic, and $1.8 million of expenses, primarily for fixed asset disposals, related to stores damaged in civil unrest.

•
Store facility costs decreased 25 basis points due to leverage from the comparable store net sales increase and lower electricity costs. The 39 weeks ended October 31, 2020 included $3.9 million primarily for uninsured repairs related to stores damaged in civil unrest and $1.1 million of COVID-19-related expenses.

Operating Income

	13 Weeks Ended			39 Weeks Ended
	October 31,	November 2,	Percentage Change	October 31,	November 2,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Operating income	$465.5	$358.4	29.9%	$1,206.3	$1,012.8	19.1%
Operating income margin	7.5%	6.2%	1.3%	6.4%	5.9%	0.5%
Operating income margin increased to 7.5% for the 13 weeks ended October 31, 2020 compared to 6.2% for the same period last year as operating income margin in the Family Dollar segment increased 250 basis points and the Dollar Tree segment increased 45 basis points. Operating income in the 13 weeks ended October 31, 2020 includes $46.3 million of COVID-19-related expenses.
Operating income margin increased to 6.4% for the 39 weeks ended October 31, 2020 compared to 5.9% for the same period last year as operating income margin in the Family Dollar segment increased 315 basis points, partially offset by a 175 basis point decrease in the Dollar Tree segment operating income margin. Operating income in the 39 weeks ended October 31, 2020 includes $254.3 million of COVID-19-related expenses and $17.6 million of uninsured expenses related to civil unrest.
Interest Expense, Net

	13 Weeks Ended			39 Weeks Ended
	October 31,	November 2,	Percentage Change	October 31,	November 2,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Interest expense, net	$38.1	$41.4	(8.0)%	$113.1	$122.9	(8.0)%
Interest expense, net decreased $3.3 million in the 13 weeks ended October 31, 2020 compared to the same period last year, resulting from lower average debt outstanding in the current year quarter, partially offset by lower interest income.
Interest expense, net decreased $9.8 million in the 39 weeks ended October 31, 2020 compared to the same period last year, resulting from lower average debt outstanding in the current year, partially offset by lower interest income.
Provision for Income Taxes

	13 Weeks Ended			39 Weeks Ended
	October 31,	November 2,	Percentage Change	October 31,	November 2,	Percentage Change
(dollars in millions)	2020	2019		2020	2019
Provision for income taxes	$97.3	$61.1	59.2%	$253.3	$185.2	36.8%
Effective tax rate	22.8%	19.3%	3.5%	23.2%	20.8%	2.4%
The effective tax rate for the 13 weeks ended October 31, 2020 was 22.8% compared to 19.3% for the same period last year. The 2020 rate reflects higher state tax rates and higher income amounts taxed at the statutory rate. The 2019 rate reflects a higher benefit from the reconciliation of the filed tax returns to the estimated tax provision.
The effective tax rate for the 39 weeks ended October 31, 2020 was 23.2% compared to 20.8% for the same period last year. The 2020 rate reflects higher state tax rates, higher income amounts taxed at the statutory rate and additional tax expense for restricted stock vestings due to the stock price for certain grants being lower at the vest date than the grant date. The 2019 rate reflects a reduction in the reserve for uncertain tax positions resulting from statute expirations and a higher benefit from the reconciliation of the filed tax returns to the estimated tax provision.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments as a percentage of net sales and period-over-period changes are discussed in the following sections.

Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended				39 Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$3,303.2		$3,074.3		$9,557.6		$8,991.4
Gross profit	1,154.2	34.9%	1,050.5	34.2%	3,206.8	33.6%	3,070.8	34.2%
Operating income	417.9	12.7%	374.6	12.2%	1,006.5	10.5%	1,105.9	12.3%
Net sales for the Dollar Tree segment increased $228.9 million, or 7.4%, for the 13 weeks ended October 31, 2020, compared to the same period last year. The increase was due to sales from new stores of $131.1 million and a 4.0% increase in comparable store net sales. Average ticket increased 19.0% and customer traffic declined 12.6%.
Net sales for the Dollar Tree segment increased $566.2 million, or 6.3%, for the 39 weeks ended October 31, 2020, compared to the same period last year. The increase was due to sales from new stores of $444.4 million and a 2.1% increase in comparable store net sales. Average ticket increased 17.9% and customer traffic declined 13.4%.
Gross profit margin for the Dollar Tree segment increased to 34.9% for the 13 weeks ended October 31, 2020 compared to 34.2% for the same period last year as a result of the net of the following:

•
Merchandise cost, including freight, decreased 95 basis points primarily due to increased sales of higher margin discretionary merchandise and lower freight costs, partially offset by lower initial mark-on.

•	Occupancy costs decreased 20 basis points resulting primarily from the leverage due to the comparable store net sales increase in the quarter.

•	Shrink costs decreased 10 basis points resulting from favorable inventory reconciliations in the current quarter.

•
Distribution costs increased 50 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a per hour premium for all hours worked during the 13 weeks ended October 31, 2020. Total distribution center COVID-19-related expenses were $6.6 million, or 20 basis points of this increase.

Gross profit margin for the Dollar Tree segment decreased to 33.6% for the 39 weeks ended October 31, 2020 compared to 34.2% for the same period last year as a result of the net of the following:

•
Distribution costs increased 50 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a per hour premium for all hours worked since March 8, 2020. Total distribution center COVID-19-related expenses were $16.9 million, or 20 basis points of this increase.

•	Shrink costs increased 10 basis points resulting from unfavorable inventory reconciliations in the current year and an increase in the shrink accrual rate.

•
Markdown costs increased 10 basis points resulting from increased seasonal markdowns from the lower than planned sell-through on Easter merchandise as a result of the COVID-19 pandemic and $2.9 million of uninsured markdown costs for stores affected by civil unrest.

•
Merchandise cost, including freight, decreased 10 basis points primarily due to increased sales of higher margin discretionary merchandise and lower freight costs, partially offset by incremental tariffs of $26.1 million and lower initial mark-on. Discretionary merchandise sales were a higher proportion of total sales in the second and third quarters of 2020 while they were a lower proportion in the first quarter of 2020 as a result of the lower Easter sales due to the COVID-19 pandemic.

Operating income margin for the Dollar Tree segment increased to 12.7% for the 13 weeks ended October 31, 2020 from 12.2% for the same period last year. The increase in operating income margin in the 13 weeks ended October 31, 2020 was the result of the gross margin increase noted above, partially offset by an increase in selling, general and administrative expenses, as a percentage of net sales. Selling, general and administrative expenses increased to 22.2% as a percentage of net sales in the 13 weeks ended October 31, 2020 compared to 22.0% for the same period last year as a result of the net of the following:

•
Payroll expenses increased 50 basis points primarily due to incremental costs associated with the COVID-19 pandemic and increased incentive compensation and store sales bonus expenses resulting from improved operating results in the current quarter. These increases were partially offset by leverage from the comparable store net sales increase and lower office payroll costs. Incremental payroll costs associated with the COVID-19 pandemic, including a $1 per hour premium paid to all store hourly associates for all hours worked during the quarter through September 26, 2020, bonuses for certain field management associates, quarantine pay and sick pay as well as the related payroll taxes, totaled $17.3 million, or 50 basis points.

•	Store facility costs decreased 15 basis points due to leverage from the comparable store net sales increase and lower electricity costs.

•
Other selling, general and administrative expenses decreased 5 basis points resulting from the leverage from the comparable store net sales increase and lower travel costs due to the COVID-19 pandemic. The 13 weeks ended October 31, 2020 included $4.5 million, or 15 basis points, of costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.

Operating income in the 13 weeks ended October 31, 2020 includes $28.6 million of COVID-19-related expenses.
Operating income margin for the Dollar Tree segment decreased to 10.5% for the 39 weeks ended October 31, 2020 from 12.3% for the same period last year. The decrease in operating income margin in the 39 weeks ended October 31, 2020 was the result of higher selling, general and administrative expenses, as a percentage of net sales, and the gross profit margin decrease noted above. Selling, general and administrative expenses increased to 23.1% as a percentage of net sales in the 39 weeks ended October 31, 2020 compared to 21.9% for the same period last year as a result of the net of the following:

•
Payroll expenses increased 125 basis points primarily due to incremental costs associated with the COVID-19 pandemic, including a per hour premium paid to all store hourly associates for all hours worked from March 8, 2020 through September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes. These costs totaled $117.0 million, or 120 basis points, for the 39 weeks ended October 31, 2020.

•
Other selling, general and administrative expenses increased 5 basis points as a result of an increase in insurance costs related to unfavorable development of general liability claims, partially offset by lower travel costs due to the COVID-19 pandemic. The 39 weeks ended October 31, 2020 included $12.8 million, or 15 basis points, of costs for the installation of plexiglass sneeze guards at all registers in our stores and incremental costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.

•
Store facility costs decreased 10 basis points due to leverage from the comparable store net sales increase. The 39 weeks ended October 31, 2020 included expenses for repairs to stores damaged in civil unrest.

Operating income in the 39 weeks ended October 31, 2020 includes $147.4 million of COVID-19-related expenses and $5.2 million of uninsured costs related to civil unrest.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended				39 Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$2,873.5		$2,671.9		$9,183.5		$8,304.1
Gross profit	769.9	26.8%	654.0	24.5%	2,428.4	26.4%	2,009.4	24.2%
Operating income	131.4	4.6%	55.2	2.1%	472.0	5.1%	163.9	2.0%
Net sales for the Family Dollar segment increased $201.6 million or 7.5% for the 13 weeks ended October 31, 2020 compared to the same period last year. The increase was due to a comparable store net sales increase of 6.4% and $63.2 million of new store sales. For the 13 weeks ended October 31, 2020, average ticket increased 21.3% and customer traffic declined 12.3%.
Net sales for the Family Dollar segment increased $879.4 million or 10.6% for the 39 weeks ended October 31, 2020 compared to the same period last year. The increase was due to a comparable store net sales increase of 11.2% and $196.9 million of new store sales, partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our store optimization program. For the 39 weeks ended October 31, 2020, average ticket increased 21.4% and customer traffic declined 8.4%.

Gross profit margin for the Family Dollar segment increased to 26.8% for the 13 weeks ended October 31, 2020 compared to 24.5% for the same period last year. The increase is due to the net of the following:

•	Shrink expense decreased 70 basis points resulting from favorable inventory reconciliations in the current year.

•	Merchandise cost, including freight, decreased 60 basis points primarily due to increased sales of higher margin discretionary merchandise, improved initial mark-on and lower freight costs.

•	Occupancy costs decreased 60 basis points as a result of the leverage from the comparable store net sales increase.

•
Markdowns at cost decreased 40 basis points primarily due to lower promotional activity and lower clearance markdowns in the current year as a result of higher sell-through of seasonal and apparel merchandise.

•
Distribution costs were flat as higher distribution center payroll costs were offset by lower distribution center asset disposals and leverage from the comparable store net sales increase. We paid our hourly distribution center associates a per hour premium for all hours worked during the 13 weeks ended October 31, 2020. Total distribution center COVID-19-related expenses were $4.3 million, or 15 basis points.

Gross profit margin for the Family Dollar segment increased to 26.4% for the 39 weeks ended October 31, 2020 compared to 24.2% for the same period last year. The increase is due to the net of the following:

•
Occupancy costs decreased 90 basis points as a result of the leverage from the comparable store net sales increase and higher expense in the prior year related to the accelerated amortization of the right-of-use assets for stores we closed during 2019.

•
Merchandise cost, including freight, decreased 65 basis points primarily due to increased sales of higher margin discretionary merchandise and improved initial mark-on, partially offset by incremental tariffs of $8.7 million.

•	Shrink expense decreased 45 basis points resulting from favorable inventory reconciliations in the current year and the prior year including an increase in the accrual rate.

•
Markdowns at cost decreased 40 basis points primarily due to store closure and clearance sale markdowns in the prior year and lower promotional activity in the current year, partially offset by $7.5 million of uninsured markdown costs for stores affected by civil unrest.

•
Distribution costs increased 15 basis points resulting primarily from higher distribution center payroll costs. We paid our hourly distribution center associates a per hour premium for all hours worked since March 8, 2020. Total distribution center COVID-19-related expenses were $11.8 million, or 15 basis points of this increase.

Operating income margin for the Family Dollar segment increased to 4.6% for the 13 weeks ended October 31, 2020 from 2.1% for the same period last year resulting from the gross margin increase noted above and a decrease in selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses were 22.2% as a percentage of net sales in the 13 weeks ended October 31, 2020 compared to 22.4% for the same period last year. The current quarter decrease in selling, general and administrative expenses, as a percentage of net sales, was due to the net of the following:

•
Other selling, general and administrative expenses decreased 20 basis points primarily due to a decrease in promotional advertising and travel during the COVID-19 pandemic, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program and leverage associated with the increase in comparable store net sales during the period, partially offset by an increase in supplies expense. The 13 weeks ended October 31, 2020 included $1.7 million or 5 basis points of costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.

•	Store facility costs decreased 20 basis points primarily due to leverage from the comparable store net sales increase and lower electricity costs.

•	Depreciation and amortization expense decreased 10 basis points primarily due to leverage from the comparable store net sales increase.

•
Payroll expenses increased 35 basis points primarily due to incremental costs associated with the COVID-19 pandemic and increased incentive compensation and store sales bonus expenses resulting from the improved Family Dollar operating performance, partially offset by leverage from the comparable store net sales increase. Incremental costs associated with the COVID-19 pandemic, including a $1 per hour premium paid to all store hourly associates for all hours worked during the current quarter through September 26, 2020, quarantine pay and sick pay as well as the related payroll taxes, totaled $11.4 million or 40 basis points.

Operating income in the 13 weeks ended October 31, 2020 includes $17.4 million for COVID-19-related expenses.
Operating income margin for the Family Dollar segment increased to 5.1% for the 39 weeks ended October 31, 2020 from 2.0% for the same period last year resulting from the gross margin increase noted above and a decrease in selling, general and administrative expenses, as a percentage of net sales. Selling, general and administrative expenses were 21.3% as a percentage of net sales in the 39 weeks ended October 31, 2020 compared to 22.2% for the same period last year. The decrease in selling, general and administrative expenses, as a percentage of net sales, was due to the following:

•
Other selling, general and administrative expenses decreased 50 basis points primarily due to a decrease in promotional advertising and travel during the COVID-19 pandemic, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program and leverage associated with the increase in comparable store net sales during the period, partially offset by an increase in insurance costs related to unfavorable development of general liability claims. The 39 weeks ended October 31, 2020 included $9.3 million or 10 basis points of costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic and $1.9 million of expenses primarily for fixed asset disposals for stores damaged by civil unrest.

•
Store facility costs decreased 35 basis points primarily due to leverage from the comparable store net sales increase and lower electricity costs. The 39 weeks ended October 31, 2020 included $2.5 million of incremental repairs and maintenance expenses for stores damaged by civil unrest.

•	Depreciation and amortization expense decreased 10 basis points primarily due to leverage from the comparable store net sales increase.

•
Payroll expenses were flat as incremental costs associated with the COVID-19 pandemic and increased incentive compensation and store sales bonus expenses resulting from the improved Family Dollar operating performance were offset by leverage from the comparable store net sales increase and decreases in workers’ compensation expenses and benefits costs, as well as lower temporary help expenses as a result of the prior year including higher expenses to support store-level initiatives. Incremental costs associated with the COVID-19 pandemic, including a per hour premium paid to all store hourly associates for all hours worked from March 8, 2020 to September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes totaled $83.4 million or 90 basis points.

Operating income in the 39 weeks ended October 31, 2020 includes $104.9 million for COVID-19-related expenses and $12.4 million of uninsured costs related to civil unrest.
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
The following table compares cash-flow related information for the 39 weeks ended October 31, 2020 and November 2, 2019:

	39 Weeks Ended
	October 31,	November 2,
(in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$1,733.7	$1,014.5
Investing activities	(707.5)	(768.7)
Financing activities	(446.7)	(212.0)
Net cash provided by operating activities increased $719.2 million primarily as a result of higher accounts payable, current liabilities and other liabilities and lower inventory levels at October 31, 2020, and increased earnings before depreciation and amortization in the current year.
Net cash used in investing activities decreased $61.2 million primarily due to higher capital expenditures in the prior year for the Family Dollar store optimization program, including H2 renovations and re-banners. H2 renovations have been slowed in the current year due to the COVID-19 pandemic. The decrease was partially offset by increased capital expenditures related to distribution center projects in the current year and grant funds received from state and local governments for our Summit Pointe development in the prior year.
Net cash used in financing activities increased $234.7 million, resulting primarily from the final $250.0 million payment on the Senior Floating Rate Notes due 2020.
In the first quarter of fiscal 2020, we preemptively drew on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic and as of October 31, 2020 that has been repaid. At October 31, 2020, our total borrowings were $3.55 billion and we had $1.2 billion available under our Revolving Credit Facility. We also have $346.5 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $216.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 31, 2020.
We repurchased 2,154,304 shares of common stock on the open market for $200.0 million during the 39 weeks ended October 31, 2020. Approximately $5.8 million in share repurchases had not settled as of October 31, 2020 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of October 31, 2020. We repurchased 1,967,355 shares of common stock on the open market for $200.0 million during the 39 weeks ended November 2, 2019. As of October 31, 2020, we have $600.0 million remaining under Board repurchase authorization.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at LIBOR, reset periodically, plus 1.00% to 1.50% as determined by our credit ratings and leverage ratio. As of October 31, 2020, there were no borrowings outstanding under the Revolving Credit Facility.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state proceedings described in Note 2 - Legal Proceedings to our unaudited condensed consolidated financial statements.
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
Item 1A. Risk Factors.
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission on March 20, 2020, and under Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended August 1, 2020 filed with the Securities and Exchange Commission on August 27, 2020, and is based on the information currently known to us and recent developments since the dates of those filings. The matters discussed below should be read in conjunction with the risk factors included in those filings and the discussion in Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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
There continues to be uncertainty and unpredictability about the impact of the COVID-19 pandemic on our financial and operating results in future periods. If the pandemic worsens, governments may reinstate or extend business or personal restrictions, and we could be forced to curtail or restrict operations. We might also experience new disruptions in our supply chain and sources of supply, suffer facility closures or encounter difficulties in hiring or retaining the workforce required for our business. These circumstances, if applicable for an extended duration or across significant parts of our operating footprint, could have a material adverse effect on our business and results of operations.

The COVID-19 pandemic and public health measures have already contributed to, among other things:

•
Increases in the cost of operating our stores and distribution centers, including temporarily higher wages and bonuses paid to associates, enhanced cleaning protocols and the cost of personal protection equipment.

•
Disruptions in the patterns of consumer demand, which has led to, among other things, decreased demand for Easter and party merchandise in the Dollar Tree segment, an increase in consumer demand for household cleaning and other essential supplies and corresponding difficulty in our ability to maintain those items in stock, fluctuations in demand for discretionary products, and an increase in demand for online sales (which is an insignificant part of our business) and home or curbside deliveries (which we do not offer).

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
Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of unfavorable economic conditions or political uncertainties, for example because government assistance to households and businesses terminate or are reduced prematurely.
Governmental authorities adopted substantial measures, including fiscal and monetary stimulus, to provide economic assistance to individual households and businesses and support economic stability during the pandemic and the related recession and increase in unemployment. We believe the economic intervention has materially benefited our sales. Some of these measures have been exhausted and replaced with lesser measures and we anticipate others will eventually be modified, reduced or discontinued in whole or in part. There can be no assurance that any current or future governmental efforts to support the economy during the pandemic will be sufficient to mitigate the negative effect of the pandemic on the economy. If consumer spending on the goods we sell declines as a result, there could be a material adverse impact on our business and results of operations.
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
However, in 2020, the U.S. and Chinese governments have taken certain actions that appear to indicate worsening relations between the two countries. Such actions include:

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
In addition, there is uncertainty as to the actions that may be taken during the remainder of the Trump Administration or under a new Biden Administration with respect to U.S. trade policy with China. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the third quarter of 2020:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
August 2 - August 29, 2020	—	$—	—	$800.0
August 30 - October 3, 2020	580,296	90.46	580,296	747.5
October 4 - October 31, 2020	1,574,008	93.71	1,574,008	600.0
Total	2,154,304	$92.84	2,154,304	$600.0
As of October 31, 2020, we had $600.0 million remaining under Board repurchase authorization.
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
101
The following financial statements from our Form 10-Q for the fiscal quarter ended October 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended October 31, 2020, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	November 24, 2020	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)