Form 10-K
period 2021-01-30
DOLLAR TREE, INC.
filed 2021-03-16
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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

☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of the registrant on July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $21,864,456,043, based upon the closing sale price for the registrant’s common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 10, 2021, there were 233,420,925 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for in Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 2021, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 30, 2021.

DOLLAR TREE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 30, 2021

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•The potential effect of general business or economic conditions on our business, including the direct and indirect effects of the COVID-19 pandemic on the economy, consumer spending levels, and unemployment in our markets;
•The uncertainty of the impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding possible disruptions in our supply chain or sources of supply, the physical and financial health of our customers, the effectiveness and duration of government assistance programs to individuals, households and businesses to support consumer spending, levels of foot traffic in our stores, changes in customer demand for our consumable and essential products as well as our discretionary products, and increased expenses for higher wages and bonuses paid to associates and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our associates;
•Our expectations regarding cost increases in the future, including costs relating to our COVID-19 response initiatives, increases in the minimum wage by states and localities, potential federal minimum wage legislation, increases in shipping rates, domestic freight, other distribution costs, and fuel costs and potential new legal requirements to provide increased pay for associates who work during pandemic restrictions (“hero pay”) and a potential increase in the minimum salary for exempt store managers;
•The disruptions in shipping from China, particularly the shortages in shipping capacity resulting from container shortages, and the resulting delays in having merchandise from China delivered to our distribution centers when needed.
•Our growth plans, including our plans to add, renovate, re-banner, expand, remodel, relocate or close stores and any related costs or charges, our anticipated square footage increase, our leasing strategy for future expansion, and our ability to renew leases at existing store locations;
•Our anticipated sales, comparable store net sales, net sales growth, gross profit margin, costs of goods sold (including product mix), shrink rates, earnings and earnings growth, inventory levels, selling, general and administrative and other fixed costs, and our ability to leverage those costs;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including the proceeding by the Food and Drug Administration);
•The effect of our initiatives to renovate Family Dollar stores to the H2 store format and the performance of that format, the sales mix of consumable and higher margin merchandise in Dollar Tree and Family Dollar stores, including an increase in the number of stores with freezers and coolers and the roll-out of adult beverages, on our results of operations;
•Our plans relating to new store openings and new store concepts such as Dollar Tree Plus! and our Combination Store format;
•The impact of trade relations and the ongoing trade dispute between the United States and China, including the actual and potential effect of Section 301 tariffs on Chinese goods imposed by the United States Trade Representative, uncertainties surrounding the policies of the new presidential administration, and other potential impediments to imports;
•The reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and domestic goods which are in higher demand as a result of the COVID-19 pandemic;
•The effect of changes in labor laws, and the effect of the Fair Labor Standards Act as it relates to the qualification of our managers for exempt status, minimum wage and health care law;
•Our seasonal sales patterns and customer demand including those relating to the important holiday selling seasons and party merchandise;
•The average size and productivity of our stores, including those to be added in 2021 and beyond;
•Our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of common stock under our repurchase program, and our ability to service our debt obligations, including our expected annual interest expense;
•Our expectations regarding the construction of new distribution centers and the capabilities of our distribution center network;
•Our expectations regarding compliance with debt covenants and stock repurchases;
•Our expectations regarding competition and our potential for long-term growth;
•Our assessment of the impact on us of certain actions by activist shareholders and our potential responses to these actions;
•Our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;
•Management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes and uncertain tax positions; and
•Management’s estimates associated with our critical accounting policies, including inventory valuation, self-insurance liabilities and valuations for our goodwill and indefinite-lived intangible assets impairment analyses.
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
Introductory Note
Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2021” or “fiscal 2021,” “2020” or “fiscal 2020,” “2019” or “fiscal 2019,” and “2018” or “fiscal 2018,” relate to as of or for the years ended January 29, 2022, January 30, 2021, February 1, 2020 and February 2, 2019, respectively.
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

PART I
Item 1. Business
Overview
We are a leading operator of discount variety stores. We believe the convenience and value we offer are key factors in serving and growing our base of loyal customers. At January 30, 2021, we operated 15,685 discount variety retail stores. Our stores operate under the brand names of Dollar Tree, Family Dollar and Dollar Tree Canada.
We operate in two reporting business segments: Dollar Tree and Family Dollar. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Segment Information” and Note 12 to our consolidated financial statements.
Impact of COVID-19
Beginning in fiscal 2020, our business was affected by the COVID-19 pandemic. As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and operations have been impacted in various ways. For example, we have experienced fewer customer visits and higher average ticket and the mix and profit margin of products purchased by our customers has differed from historical patterns. We have seen a shift in our customers’ purchases towards higher-margin discretionary products. We have also experienced changes in when our customers are shopping relative to the dates of seasonal holidays with spending occurring further in advance of the holidays than in previous years.
The future impact of COVID-19 on our customers is difficult to predict as the course of the pandemic, the effectiveness of health measures, and the impact of ongoing economic stabilization efforts is uncertain and government assistance payments may not provide enough funding to support current spending levels. The American Rescue Plan Act of 2021 (“Rescue Act”), which was enacted on March 11, 2021, provides U.S. government funding to address the continuing impact of COVID-19 on the economy, public health, individuals and businesses. Among other things, the Rescue Act provides for $1,400 direct payments to individuals, continues supplemental unemployment benefits until September 2021, extends a prior increase in food stamp benefits, expands the child tax credit and earned income tax credit, provides for rent and utility assistance, and funds COVID-19 vaccinations, testing, treatment and prevention. An increase in the federal minimum wage was not included in the Rescue Act as enacted. During fiscal 2020, we paid wage premiums to our store and distribution center associates as well as “Thank You” bonuses to our store managers in recognition of their extraordinary efforts during the COVID-19 pandemic, which increased our costs. We currently do not anticipate paying these types of premiums and bonuses in fiscal 2021.
As a result of COVID-19, our supply chain has been strained and our suppliers have faced challenges in keeping up with the unprecedented demand for essential goods, as well as discretionary goods. Recently, the ocean-shipping industry has faced capacity issues resulting in higher costs and delays in the shipment of products from Asia. We continue to make operational changes in an attempt to minimize the impact of these challenges on our business; however, we do not know how long these disruptions will continue. For additional information regarding the impact of COVID-19 on our business, refer to the discussion in this Item 1. below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Dollar Tree
  Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.00. The Dollar Tree segment includes 7,805 stores operating under the Dollar Tree and Dollar Tree Canada brands, 15 distribution centers in the United States and two in Canada. Our stores predominantly range from 8,000 - 10,000 selling square feet. In our Dollar Tree stores in the United States, we sell items primarily for $1.00 or less and in our Dollar Tree Canada stores, we sell items principally for $1.25(CAD) or less. Our revenue and assets in Canada are not material. We are the owners of several trademarks including “Dollar Tree” and the “Dollar Tree” logo.
We strive to exceed our customers’ expectations of the variety and quality of products they can purchase for $1.00 by offering items we believe typically sell for higher prices elsewhere. We buy approximately 60% to 62% of our merchandise domestically and import the remaining 38% to 40%. Our domestic purchases include basic, home, closeouts and promotional merchandise. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed our customers’ expectations. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers’ needs.
We believe that our initiatives positively affect our comparable store net sales. In fiscal 2019, we introduced our Crafter’s Square initiative in more than 650 stores. This offering includes a new expanded assortment of arts and crafts supplies. During fiscal 2020, we expanded this program, completing the roll-out to all of our Dollar Tree stores. The Crafter’s Square assortment carries mark-ups which are higher than our average mark-up. Additionally, for more than a year, we have tested a multi-price initiative referred to as Dollar Tree Plus! Beginning in fiscal 2019, we began testing multi-price assortments in more than 100 stores in southwestern markets.

Based on learnings from the test, we made modifications to: the mix of products offered to include primarily discretionary items; the displays and signage to drive awareness and excitement to the stores; the price points to focus on the $1, $3 and $5 price points; and increase the number of offerings above the $1 price point. We plan to expand this initiative into a total of 500 stores beginning in the first quarter of fiscal 2021. We believe these initiatives have and will continue to enable us to increase sales and earnings.
We carry approximately 7,500 items in our Dollar Tree stores and as of the end of fiscal 2020 approximately 34% of our items are automatically replenished. The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis. Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
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
The merchandise mix in our Dollar Tree stores consists of:
•consumable merchandise, which includes everyday consumables such as household paper and chemicals, food, candy, health and personal care products, and in many stores, frozen and refrigerated food;
•variety merchandise, which includes toys, durable housewares, gifts, stationery, party goods, greeting cards, softlines, arts and crafts supplies and other items; and
•seasonal goods, which include, among others, Christmas, Easter, Halloween and Valentine’s Day merchandise.
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to Note 12 to our consolidated financial statements.
Family Dollar
Our Family Dollar segment operates general merchandise retail discount stores providing customers with a selection of competitively-priced merchandise in convenient neighborhood stores. Our stores predominantly range from 6,000 - 8,000 selling square feet. In our 7,880 Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00. The Family Dollar segment consists of our store operations under the Family Dollar brand and 11 distribution centers. We are the owners of the trademarks “Family Dollar,” “Family Dollar Stores” and other names and designs of certain merchandise sold in Family Dollar stores.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value, lower-priced private labels. We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2020, we purchased approximately 13% of our merchandise through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. In addition, approximately 16% of our merchandise is imported directly.
We are executing several initiatives in our Family Dollar stores to increase sales. During 2020, we entered into a partnership with Instacart to enable our customers to shop online and receive merchandise without having to visit a store. During 2019, we introduced a new model for both new and renovated Family Dollar stores internally known as H2. This H2 model has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 stores have higher customer traffic and provide an average comparable store net sales lift in excess of 10%, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of January 30, 2021, we have approximately 2,385 H2 stores. We plan to renovate at least 1,250 stores to this format in fiscal 2021 and also plan to build new stores in this format.
Building on the success of the H2 format, we have developed a Combination Store which leverages both the Dollar Tree and Family Dollar brands to serve small towns across the country. We are combining Family Dollar’s great value and assortment with Dollar Tree’s “thrill of the hunt” and fixed price point, creating a new strategic store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents.
While the number of items in a given store can vary based on the store’s size, geographic location, merchandising initiatives and other factors, our typical Family Dollar store generally carries approximately 7,600 basic items alongside items that are ever-changing and seasonally-relevant throughout the year.

The merchandise mix in our Family Dollar stores consists of:
•consumable merchandise, which includes food and beverages, tobacco, health and personal care products, household chemicals, paper products, hardware and automotive supplies, diapers, batteries, and pet food and supplies;
•home products, which include housewares, home décor, giftware, and domestics, including comforters, sheets and towels;
•apparel and accessories merchandise, which includes clothing, fashion accessories and shoes; and
•seasonal and electronics merchandise, which includes Christmas, Easter, Halloween and Valentine’s Day merchandise, personal electronics, including pre-paid cellular phones and services, stationery and school supplies, and toys.
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to Note 12 to our consolidated financial statements.
Business Strategy
Continue to execute our proven and best‑in‑class retail business strategy. We will continue to execute our proven strategies that have generated a history of success and continued growth for us. Key elements of our strategy include:
•aiming continuously to “Wow” the customer with a compelling, fun and fresh merchandise assortment comprising a variety of the things you want and things you need, all at incredible values in bright, clean and friendly stores;
•maintaining a flexible sourcing merchandise model that allows a variety of products to be sold as long as desired merchandise margin thresholds are met;
•growing and improving both the Dollar Tree and Family Dollar brands;
•pursuing a “more, better, faster” approach to the roll-out of new Dollar Tree and Family Dollar stores to broaden our geographic footprint;
•maintaining customer relevance by ensuring that we reinvent ourselves constantly through new merchandise categories and initiatives;
•leveraging the complementary merchandise expertise of each segment including Dollar Tree’s sourcing and product development expertise and Family Dollar’s consumer package goods and national brands sourcing expertise; and
•maintaining a prudent approach with our use of capital for the benefit of our shareholders.
Operate a diversified and complementary business model across both fixed‑price and multi‑price point strategies. We plan to operate and grow both the Dollar Tree and Family Dollar brands. We will utilize the reach and scale of our combined company to serve a broader range of customers in more ways, offering better prices and more value for the customer. At Dollar Tree, everything is predominantly $1.00, offering the customer a balanced mix of things they need and things they want. Our shopping experience will remain fun and friendly as we exceed our customers’ expectations for what they can buy for $1.00. As noted previously, we plan to expand our Dollar Tree Plus! initiative into a total of 500 stores beginning in the first quarter of fiscal 2021. Merchandise in these stores includes select items which retail for more than $1.00 but not more than $5.00 and maintain our customers’ expectations of extreme value. Dollar Tree serves a broad range of income customers in suburban locations. Family Dollar stores will continue to operate using multiple price points, serving customers as their “neighborhood discount store,” offering great values on everyday items and a convenient shopping experience. Family Dollar primarily serves a lower than average income customer in urban and rural locations. We expect to benefit from an expanded target customer profile and utilize the store concepts of both Dollar Tree and Family Dollar to serve a broader range of customer demographics to drive further improvements in sales and profitability.
Take advantage of significant white-space opportunity. Over the past decade we have built a solid and scalable infrastructure, which provides a strong foundation for our future growth. We are committed to growing our combined business to take advantage of significant market or white space opportunities that we believe exist for both the Dollar Tree and Family Dollar store concepts. Using our proven real estate strategy across our combined business, we intend to drive future store openings by capitalizing on data‑driven insights regarding location, target customer profile, competitive dynamics and cost structure. Over the long-term, we believe that the market can support more than 10,000 Dollar Tree stores and 15,000 Family Dollar stores across the United States, and approximately 1,000 Dollar Tree stores in Canada.
Convenient Locations and Store Size. We focus primarily on opening new Dollar Tree stores in strip shopping centers anchored by large retailers who draw target customers we believe to be similar to ours. Our stores are successful in metropolitan areas, mid-sized cities and small towns. We open new Family Dollar stores in strip shopping centers, freestanding buildings and downtown buildings. The range of our new store sizes, 8,000 - 10,000 selling square feet for Dollar Tree and 7,000 - 10,000 selling square feet for Family Dollar, allows us to target a particular location with a store that best suits that market and takes advantage of available real estate opportunities. Our stores are attractively designed and create an inviting atmosphere for shoppers by using bright lighting, vibrant colors and decorative signs. We enhance the store design with attractive merchandise displays. We believe this design attracts new and repeat customers and enhances our image as both a destination and impulse purchase store.
Profitable Stores with Strong Cash Flow. We maintain a disciplined, cost-sensitive approach to store site selection in order to minimize the initial capital investment required and maximize our potential to generate high operating margins and strong cash flows. We believe that our Dollar Tree stores and our urban Family Dollar stores have a relatively small shopping radius, which allows us to profitably concentrate multiple stores within a single market. In addition, our rural Family Dollar stores have a larger shopping radius, allowing us to profitably locate in these areas because of our ability to reach customers who live farther from our stores. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.
The strong cash flows generated by our stores allow us to self-fund infrastructure investment and new stores. Typically, our cash flows from operating activities exceed our capital expenditures.
For more information on our results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Merchandising Cost Control. We believe that our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category. We also believe our ability to negotiate with our vendor partners allows us to minimize the margin impact of economic pressures such as tariffs. We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. Historically, no vendor has accounted for more than 10% of total merchandise purchased by us.
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
During 2020, we launched an enterprise Executive Diversity Council comprised of diverse leaders from every department within the company who are charged with creating a diversity, equity and inclusion (“DEI”) strategy which is linked with our business goals, catalyzing cultural change throughout the organization and driving accountability at the senior management level for progress on key DEI objectives.
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
Growth Strategy
Store Openings, Relocations and Square Footage Growth. The primary factors contributing to our net sales growth have been new store openings and an active store relocation, expansion and remodel program. In the last five years, net sales increased at a compound annual growth rate of 5.3%. During this time, our store count and approximate selling square footage increased from

13,851 and 108.4 million square feet at January 30, 2016 to 15,685 and 125.1 million square feet at January 30, 2021. We expect that the majority of our future sales growth will come from new store openings in our Dollar Tree and Family Dollar segments and our store expansion and relocation program as well as our renovation initiatives.
Our growth and productivity statistics are reported based on selling square footage because our management believes the use of selling square footage yields a more accurate measure of store productivity. We expect to increase the selling square footage in our stores in the future by opening new stores in underserved markets and strategically increasing our presence in our existing markets via new store openings and store expansions (expansions include store relocations). In fiscal 2021 and beyond, we plan to predominantly open Dollar Tree stores that are approximately 8,000 - 10,000 selling square feet and Family Dollar stores that are approximately 7,000 - 10,000 selling square feet. We believe these store sizes allow us to achieve our objectives in the markets in which we plan to expand.
In addition to new store openings, we plan to continue our Dollar Tree and Family Dollar store relocation and expansion program to increase our net sales per store and take advantage of market opportunities. We target stores for expansion based on the current sales per selling square foot and changes in market opportunities. Stores targeted for expansion are generally less than 7,000 selling square feet in size. Store expansions generally increase the existing store size by approximately 2,500 selling square feet. At January 30, 2021, 6,591 of our Dollar Tree stores, totaling approximately 88% of our Dollar Tree segment selling square footage, were 7,000 selling square feet or larger.
Since 1995, we have added a total of 695 stores through several mergers and acquisitions, excluding our acquisition of Family Dollar. Historically, our acquisition strategy has been to target companies that have a similar single price point concept that have shown success in operations or companies that provide a strategic advantage. We evaluate potential acquisition opportunities as they become available. In 2015, we completed our acquisition of Family Dollar which allowed us to create a diversified company with complementary business models.
From time to time, we also acquire the rights to store leases through bankruptcy or other proceedings. We will continue to take advantage of these opportunities as they arise depending upon several factors including their fit within our location and selling square footage size parameters.
Merchandising and Distribution. Expanding our customer base is important to our growth plans. We plan to continue to stock our stores with a compelling mix of ever-changing merchandise that our customers have come to appreciate. Consumable merchandise typically leads to more frequent return trips to our stores resulting in increased sales. The presentation and display of merchandise in our stores are critical to communicating value to our customers and creating a more exciting shopping experience. We believe our approach to visual merchandising results in higher sales volume and an environment that encourages impulse purchases. We leverage our merchandising team to source products that can be sold in both Dollar Tree and Family Dollar stores. Our Family Dollar H2 stores include $1.00 sections of Dollar Tree merchandise and our Dollar Tree Plus! stores sell items at the $1.00, $3.00 and $5.00 price points.
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. In fiscal 2020, we completed construction of our Rosenberg, Texas automated distribution center, which is 1.2 million square feet and currently serves stores in our Dollar Tree segment. Additionally, in fiscal 2020, we completed construction of a 0.5 million square foot distribution center in Ocala, Florida and we began shipping product from this facility during the third quarter of fiscal 2020. We expect to complete an expansion of the Ocala, Florida distribution center in 2023. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas.
We currently operate 26 distribution centers in the United States, 15 of which are primarily dedicated to serving our Dollar Tree stores and 11 distribution centers primarily serve our Family Dollar stores. Our St. George, Utah distribution center, which is a legacy Family Dollar facility, services both Dollar Tree and Family Dollar stores and we expect future distribution centers to be built with the capability to service both Dollar Tree and Family Dollar stores.
Our distribution network supports multiple store formats including H2, Combination Stores and Dollar Tree Plus! We ship to our H2 format stores from our Family Dollar distribution centers and we ship to our Dollar Tree Plus! format stores from our Dollar Tree distribution centers. We ship to our Combination Stores from both Dollar Tree and Family Dollar distribution centers. We believe our distribution center network is currently capable of supporting approximately $30.2 billion in annual sales in the United States. We also are party to an agreement which provides distribution services from two facilities in Canada.
Our Dollar Tree stores receive approximately 90% of their inventory from our distribution centers via contract carriers and our Family Dollar stores receive approximately 74% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. Our Family Dollar stores receive approximately 13% of their merchandise from McLane Company, Inc. For more information on our distribution center network, see “Item 2. Properties.”

Competition
Our segment of the retail industry is fragmented and highly competitive and we expect competition to increase in the future. We operate in the discount retail sector, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service, including merchandise delivery and checkout options. Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, on-line retailers, discount retailers, drug stores, convenience stores, independently-operated discount stores, grocery stores and a wide variety of other retailers. In addition, several competitors have sections within their stores devoted to “one dollar” price point merchandise, which further increases competition. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located. Our sales and profits could be reduced by increases in competition. There are no significant economic barriers for others to enter our retail sector.
Government Regulation
We are subject to a wide variety of local, state and federal laws and regulations within the United States and Canada. Compliance with these laws and regulations often requires the dedication of our associates’ time and attention, as well as financial resources. In fiscal 2020, compliance with these laws and regulations did not have a material effect on our capital expenditures, earnings or competitive position.
Human Capital Resources
Our business success is built upon our dedicated, passionate and diverse associates who work and live in the communities we serve. Our associates share our corporate values, “Attitude, Judgment, and Commitment.” We recruit and hire in these communities using local job fairs, social media as well as local community service partners to provide part-time and full-time jobs that can become lasting careers. Our Human Resources team, with oversight from our Board of Directors and their Committees, develops and executes programs for compensation and benefits, onboarding and training, professional development, performance management, retention and succession planning. We strive to create and maintain a safe working environment for our associates. We consider our relationship with our associates to be good, and have not experienced significant interruptions of operations due to labor disagreements. We greatly value our people and invest in their personal well-being and professional growth through various human capital programs and initiatives, including the following:
•Compensation and benefits: We are committed to providing market-competitive pay for all positions and we are a pay-for-performance organization, offering performance-based compensation opportunities at nearly all levels of the organization, including hourly-paid positions. We strive to ensure gender and racial pay equity for employees performing equal or substantially similar work. Full-time associates can participate in our Retirement Savings Plan, which provides a dollar for dollar match on the first 5% of employee contributions and all associates can participate in our Employee Stock Purchase Plan. All full-time and part-time associates are eligible for competitive health and welfare benefits, including medical, dental, vision, disability, life insurance and other benefits.
•Health, wellness and family resources: In addition to making health and welfare benefits available to our associates, we also support our associates and members of their household through our Employee Assistance Program, which includes financial and legal services, as well as expert counsel in areas such as parenting, family issues and resilience skills. We offer primary caregiver and parental leave to support our associates while they are starting or growing their families and we have a program that provides financial support to associates recovering from natural disasters and personal hardships. To support our associates with high school-aged children, we recently launched a scholarship program to provide access to financial support in their pursuit of higher education.
•Talent development: We believe in the growth and development of our associates and provide a multitude of professional and leadership development experiences, including online and instructor-led trainings that enable associates to consume relevant learning content for their current role and future career growth. To remove barriers to education, we recently launched an education assistance program that provides tuition reimbursement, as well as discounted tuition at over 200 colleges and universities for our associates and their families. Our associates also receive personalized coaching and advisement on degree programs that meet their needs. Retention of our associates is a focus for all leaders and we continue to strive to improve our turnover rate. We monitor associate turnover as we know our success depends on retaining and engaging talent in all areas of the business. To identify high-potential talent, leadership assesses talent at the store manager level and above on a regular basis through structured talent reviews and succession planning paired with customized development plans. This focus on talent has resulted in more than 35,600 promotions in 2020.
•Diversity, equity and inclusion: We believe our associates should mirror our diverse customer base and the communities we serve. In 2020, we launched an enterprise Executive Diversity Council comprised of diverse leaders from every department within the company who are charged with creating a DEI strategy which is linked with our business goals, catalyzing cultural change throughout the organization and driving accountability at the senior management level for progress on key DEI objectives.
As of January 30, 2021, we employed more than 199,300 associates, as follows:

	Store and Distribution Center Associates
	Dollar Tree	Family Dollar	Store Support Center Associates	Total
Full-time Associates	27,952	29,862	2,403	60,217
Part-time Associates	97,913	41,184	13	139,110
Total	125,865	71,046	2,416	199,327
Part-time associates work an average of less than 30 hours per week and the number of part-time associates fluctuates depending on seasonal needs.
COVID-19 Response. We implemented several changes to protect our associates and our customers in response to the COVID-19 pandemic and to ensure adherence to Centers for Disease Control and Prevention (CDC) recommendations. We provided personal protective equipment including masks, gloves and sanitizers for our store and distribution center associates, installed plexiglass sneeze guards at all store registers and enabled the majority of our store support center teams to work remotely. We provided wage premiums for store and distribution center hourly associates, provided minimum guaranteed sales bonuses for store managers and pay continuation for associates who tested positive for COVID-19. For additional information on the steps taken to support our associates in response to the COVID-19 pandemic, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Any failure to meet market expectations, including our comparable store sales growth rate, earnings and earnings per share or new store openings, could cause the market price of our stock to decline. You should carefully consider the specific risk factors listed below together with all other information included or incorporated in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. However, the risks and uncertainties that we face are not limited to those described below and those set forth in our SEC filings. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected.
Profitability and Operational Risks
Our profitability is vulnerable to cost increases.
Future increases in costs such as wage and benefit costs, ocean shipping rates, domestic freight costs, fuel and energy costs, the cost of merchandise, duties and tariffs, merchandise loss (due to theft, damage, or errors) and store occupancy costs would reduce our profitability. Without respect to COVID-19-related premium pay, we expect material increases in wage rates and labor costs as well as in shipping rates, freight and fuel costs in 2021. Certain states and localities have passed laws to increase the minimum wage beginning in 2021 and are considering “hero pay”, i.e., laws that would require increasing the pay of certain associates if we remain open when certain pandemic restrictions are implemented. In addition, the U.S. Congress is considering whether to pass national minimum wage increases in 2021, and the current administration may consider raising the minimum salary for store managers who have exempt status under the Fair Labor Standards Act. Separately, government or industry actions addressing the impact of climate change may result in increases in merchandise or operating costs.
In our Dollar Tree segment, we do not raise the sales price of our merchandise to offset cost increases because we are committed to selling primarily at the $1.00 price point to continue to provide value to the customer. We are dependent on our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset cost increases. We can give no assurance that we will be able to operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can raise the price of merchandise, customers may buy fewer products if prices were to increase. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of economic factors on our operations.
If the COVID-19 pandemic worsens or continues longer than expected, there could be a material adverse impact on our business and results of operations.
In March 2020, the World Health Organization declared a pandemic arising from a novel strain of coronavirus and its related disease, known as COVID-19. Nations and governments at every level responded with significant actions to attempt to mitigate the public health crisis and the impact of the pandemic on the economy. The continuing COVID-19 pandemic and related public health measures have caused economic disruptions that have adversely affected, and are expected to continue to adversely affect, elements of our business. We have, however, been classified as an essential business and been allowed to remain open but our operational costs have increased significantly because of COVID-19. To date, sales at Family Dollar have increased during the pandemic. However, sales at Dollar Tree have been adversely affected, especially in our party departments and for Easter in 2020 and, as a result of fewer customer trips, in certain consumable departments such as snacks and candy.
There continues to be uncertainty and unpredictability about the impact of the COVID-19 pandemic on our financial and operating results in future periods. If the pandemic worsens or continues longer than expected, governments may reinstate or extend business or personal restrictions, and we could be forced to curtail or restrict operations or incur additional costs. Certain states and localities are considering laws that would require increasing the pay of store associates if we remain open when certain COVID-19 restrictions are implemented. We might also experience new disruptions in our supply chain and sources of supply, suffer facility closures or encounter difficulties in hiring or retaining the workforce required for our business. These circumstances, if applicable for an extended duration or across significant parts of our operating footprint, could have a material adverse effect on our business and results of operations.
The COVID-19 pandemic and public health measures have already contributed to, among other things:
•Increases in the cost of operating our stores and distribution centers, including temporarily higher wages and bonuses paid to associates, enhanced cleaning protocols and the cost of personal protection equipment.
•Disruptions in the patterns of consumer demand, which has led to, among other things, decreased demand for party merchandise and, during 2020, Easter merchandise in the Dollar Tree segment, an increase in consumer demand for household cleaning and other essential supplies and corresponding difficulty in our ability to maintain those items in stock, fluctuations in demand for discretionary products, and an increase in demand for online sales (which is an insignificant part of our business) and home (which we recently began providing in the Family Dollar segment) or curbside deliveries (which we do not offer).
•Decreasing foot traffic in our stores as a result of the promotion of social distancing, the adoption of various governmental restrictions on personal and business activities and changing consumer attitudes with respect to in-person shopping and changes in shopping patterns.
Reduced consumer demand for holiday, seasonal, party, and other discretionary products that generally carry a higher margin may have a negative impact on our gross profit margin, especially in the later part of the year when they typically form a larger part of our merchandise mix. It is uncertain what effect the COVID-19 pandemic will have on holiday merchandise sales in the future. Also, other sales have decreased in the past, and may decrease in the future when COVID-19 infection rates spike.
Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of continued unfavorable economic conditions, for example because government assistance to households and businesses terminate or are reduced.
Governmental authorities have adopted substantial measures, including fiscal and monetary stimulus, to provide economic assistance to individual households and businesses and support economic stability during the COVID-19 pandemic and the related recession and increase in unemployment. We believe the economic intervention that occurred in fiscal 2020 benefited our sales. While the enactment of the American Rescue Plan Act of 2021 on March 11, 2021 is expected to provide additional economic assistance to individual households and businesses, there can be no assurance that current or future governmental efforts to support the economy during the pandemic will be sufficient to mitigate the negative effect of the pandemic on the economy. If consumer spending on the goods we sell declines as a result, there could be a material adverse impact on our business and results of operations.
We are unable to predict the full extent to which the COVID-19 pandemic will affect the economy and our customers, associates, suppliers, vendors, other business partners or our business, results of operations and financial condition. If the economic consequences of the pandemic are prolonged and/or worsen, it could amplify many of the other risks described in this Form 10-K.
We may continue to encounter higher costs and disruptions in our distribution network.
Our success is dependent on our ability to import or transport merchandise to our distribution centers and then truck merchandise to our stores in a timely and cost-effective manner. We rely heavily on third parties including ocean shippers and truckers in that process. We may not anticipate, respond to or control all of the challenges of operating our distribution network. Additionally, when a shipping or trucking line fails to deliver on its commitments or our distribution centers fail to operate effectively, we could experience increased freight costs or merchandise shortages that could lead to lost sales. We are experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. In the last several years, we have incurred higher distribution costs due to a variety of factors. Some of the factors that could have an adverse effect on our distribution network or costs in 2021 are:
•Shipping disruptions. There is currently a shortage of shipping containers in China and other parts of Asia, and as a result we are experiencing significant delays in importing our goods. We are also experiencing issues with port congestion. Our shipping schedules and shipping capacity may be further disrupted or delayed as a result of these or other factors. Although these delays have not yet impacted our sales and we believe we are adequately stocked with merchandise for Easter, the delays could potentially have a material adverse impact on our sales after Easter, especially at Dollar Tree, if the delays do not improve. The global COVID-19 pandemic is also expected to continue to present a risk to trans-Pacific shipping in 2021 and may affect shipping from China, where we buy a significant portion of our merchandise. Our supply chain may be disrupted as a result of the pandemic as well as other international events such as war or acts of terrorism.
•Shipping costs. We are experiencing increases in shipping rates from the trans-Pacific ocean carriers. We are currently projecting approximately $80.0 to $100.0 million of additional costs in fiscal 2021 as a result of higher shipping and domestic freight costs. Changes in import duties, import quotas and other trade sanctions could also increase our costs.
•Efficient operations and management. Distribution centers and other aspects of our distribution network are difficult to operate efficiently, and we have and could experience a reduction in operating efficiency as a result of high turnover and challenges in maintaining a stable workforce, especially if the COVID-19 crisis continues.
•Diesel fuel costs. We have experienced volatility in diesel fuel costs over the past few years and are expecting increases this year.
•Trucking costs. We have experienced significant increases in trucking costs in recent years due to the truck driver shortage and other factors, and our trucking costs are expected to increase in the future.

•Vulnerability to natural or man-made disasters, including climate change. A fire, explosion or natural disaster at a port or any of our distribution facilities could result in a loss of merchandise and impair our ability to adequately stock our stores. Some facilities are vulnerable to earthquakes, hurricanes, tornadoes or floods, and an increase in the severity and frequency of extreme weather events may increase our operating costs or disrupt our supply chain.
•Labor disagreement. Labor disagreements, disruptions or strikes, for example at ports, may result in delays in the delivery of merchandise to our distribution centers or stores and increase costs.
•McLane Company, Inc. In fiscal 2020, we purchased and delivered approximately 13% of our merchandise for our Family Dollar segment through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. A disruption in our relationship with McLane Company, Inc. could have a significant near-term impact on our operations.
Risks associated with our domestic and foreign suppliers, including tariffs or restrictions on trade or disruptions arising from the COVID-19 pandemic, could adversely affect our financial performance.
We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments due to financial or other difficulties, we could experience merchandise shortages which could lead to lost sales or increased merchandise costs if alternative sources must be used.
We rely on the availability of imported goods at favorable wholesale prices. Merchandise imported directly accounts for approximately 38% to 40% of our Dollar Tree segment’s total retail value purchases and 15% to 17% of our Family Dollar segment’s total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. Imported goods are generally less expensive than domestic goods and increase our profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:
•duties, tariffs or other restrictions on trade, including Section 301 tariffs that have already been imposed on imported Chinese goods, and it is unclear whether the current presidential administration will support rolling back these tariffs. We are currently expecting the amount of Section 301 tariffs we pay in 2021 to increase above 2020 levels because the amount of our imports is expected to increase and we expect to pay tariffs on products which were temporarily excluded from tariffs during 2020;
•raw material shortages, work stoppages, government travel restrictions, strikes and political unrest, including any impact on vendors or shipping arising from epidemics and related travel restrictions, such as the recent COVID-19 pandemic;
•economic crises and international disputes or conflicts;
•changes in currency exchange rates or policies and local economic conditions, including inflation (including energy prices and raw material costs) in the country of origin;
•potential changes to, or withdrawal of the United States from, international trade agreements or the failure of the United States to maintain normal trade relations with China and other countries;
•changes in leadership and the political climate in countries from which we import products and their relations with the United States; and
•failure of manufacturers outside the United States to meet food, drug and cosmetic safety and labeling requirements or environmental standards set by government regulators or consumer expectations.
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
The United States has scaled back punitive Section 301 tariffs on certain Chinese imports based on an agreement reached with China in 2020. However, there is uncertainty as to the actions that may be taken under the current presidential administration with respect to U.S. trade policy with China, including whether the administration will support reductions in tariffs. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.
Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
Existing store sales growth is critical to good operating results and is dependent on a variety of factors including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. Failure to meet our sales targets, including in our renovated stores, could result in our needing to record material non-cash impairment charges related to our intangible assets. We believe improving sales at Family Dollar depends in significant part on the success of the H2 renovations and other new store concepts.
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
When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 12, 2020 and will be observed on April 4, 2021.
Expanding our square footage profitably depends on a number of uncertainties, including our ability to locate, lease, build out and open or expand stores in suitable locations on a timely basis under favorable economic terms. Obtaining an increasing number of profitable stores is an ever-increasing challenge. In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals. We also open or expand stores within our established geographic markets, where new or expanded stores may draw sales away from our existing stores. We may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.
Our profitability is affected by the mix of products we sell.
Our gross profit margin decreases when we increase the proportion of higher cost goods we sell. Imported merchandise is generally lower cost than domestic goods. Our supply of goods, including imported goods, could be negatively impacted by the COVID-19 pandemic. In recent years, the percentage of our sales from higher cost consumable products has increased, and we can give no assurance that this trend will not continue.
In our Family Dollar segment, our success also depends on our ability to select and obtain sufficient quantities of relevant merchandise at prices that allow us to sell such merchandise at profitable and appropriate prices. A sales price that is too high causes products to be less attractive to our customers and our sales at Family Dollar could suffer. We are continuing to refine our pricing strategy at Family Dollar to drive customer loyalty and have a strategic pricing team to improve our value and to increase profitability. Inability to successfully implement our pricing strategies at Family Dollar could have a negative effect on our business.
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
A downturn or adverse change in economic conditions could impact our sales or profitability.
A deterioration in economic conditions, whether related to the COVID-19 pandemic or otherwise, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. Adverse economic conditions could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns or reduce our profitability due to lower margins. Other factors that could result in or exacerbate adverse economic conditions include a prolonged or deep recession, inflation, higher unemployment, consumer debt levels, trade disputes, as well as adverse climate or weather conditions, epidemics, terrorism or international conflict.
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
Our growth and performance is dependent on the skills, experience and contributions of our associates, executives and key personnel for both Dollar Tree and Family Dollar. Various factors, including the ongoing pandemic, integration of our segments, constraints on overall labor availability, wage rates, regulatory or legislative impacts, and benefit costs could impact our ability to attract and retain qualified associates at our stores, distribution centers and corporate offices.
Risks Relating to Strategic Initiatives
We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business and financial results.
We have adopted important strategic initiatives that are designed to create growth, improve our results of operations and drive long-term shareholder value, including:
•our plans relating to new store openings for Dollar Tree and Family Dollar;
•the continued integration of the operations of Family Dollar with Dollar Tree;
•the renovation of Family Dollar stores to the H2 format;
•the testing and implementation of a multi-price initiative in Dollar Tree stores referred to as Dollar Tree Plus!;
•the introduction of selected Dollar Tree merchandise into Family Dollar stores; and
•the testing and roll-out of a new store format that combines a Dollar Tree store and Family Dollar store in a single location.
The implementation of these strategic initiatives are subject to various risks and uncertainties, including consumer acceptance of new store concepts and merchandise offerings, construction and permitting delays relating to new and renovated stores, the success of our integration strategies, the availability of desirable real estate locations for lease at reasonable rates, the impact of the COVID-19 pandemic and other factors beyond our control. In addition, several of these initiatives depend on the continued success of our integration of Family Dollar merchandising, supply chain and operations with those of Dollar Tree. There can be no assurance that we will be able to implement important strategic initiatives in accordance with our expectations or that they will generate expected returns, which may result in an adverse impact on our business and financial results.

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
In fiscal 2019 and 2018, we recorded a $313.0 million and a $2.73 billion non-cash pre-tax and after-tax goodwill impairment charge, respectively, related to our Family Dollar reporting unit. These impairments were a result of business challenges including slower sales growth, higher freight, shrink and store labor costs. Should we experience similar business challenges or significant negative industry or general economic trends, we could recognize additional impairments to our goodwill, intangible assets and other long-lived assets. We monitor key assumptions and other factors utilized in our goodwill impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition. For additional information on goodwill impairments please refer to Note 3 to our consolidated financial statements.
Cybersecurity and Technology Risks
We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems including because of a cyber-attack could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
We rely extensively on our computer and technology systems and, in certain cases, those of third-party service providers to manage inventory, process credit card and customer transactions and summarize results. Our ability to effectively manage our business and coordinate the distribution and sale of our merchandise depends significantly on the confidentiality, integrity and availability of these systems and on our ability to successfully integrate the Dollar Tree and Family Dollar systems. We also rely on third-party providers and platforms for some of these computer and technology systems and support.
Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available to us. This may be as the result of deliberate breach in the security of these systems or platforms by bad actors, including through malicious software, ransomware and other cyber-attacks. Failures may also be caused by various other factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third party service providers.
If these systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions and may receive negative publicity, which could adversely affect our results of operations and business. In addition, remediation of any problems with our systems could take an extensive amount of time and could result in significant, unplanned expenses.
The potential unauthorized access to customer information may violate privacy laws and could damage our business reputation, subject us to negative publicity, litigation and costs, and adversely affect our results of operations or business.
Many of our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems, and for administrative functions, including human resources, payroll, accounting, and internal and external communications, contain personal, financial or other confidential information that is entrusted to us by our customers and associates as well as proprietary and other confidential information related to our business and suppliers.
We have procedures and technology in place to safeguard our customers’ personal information (including debit and credit card information), our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information. Despite these measures, we have experienced attempted and ongoing cyber-attacks, which are rapidly evolving. Perpetrators, who may include well-funded state actors, are becoming increasingly sophisticated and difficult to detect. We and/or our third party suppliers may be vulnerable to, and unable to anticipate, detect and appropriately respond to such cyber-security attacks, including data security breaches and data loss.
We are subject to laws and regulations in various jurisdictions in which we operate regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, imposes responsibilities on us for the handling, disclosure and deletion of personal information for consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. Our efforts to comply with CCPA and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.
Likewise, we are subject to the Payment Card Industry Data Security Standards (“PCI-DSS”) which is mandated by the card brands and administered through the Payment Card industry Security Standards Council. Failure to meet requirements and maintain compliance could result in a loss of credibility or reputation and our inability to continue to accept credit cards as a tender type materially impacting our ability to sell our products. There exists the potential to have recurring and accumulating fines levied against us as a result of not meeting compliance until compliance is achieved. Considerable investments to strengthen our information security could also be required should we ever be deemed to be non-compliant. As a Level 1 Merchant, we are subject to assessment and attestation for PCI-DSS compliance on an annual basis.
In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether.
Moreover, significant capital investments and other expenditures could also be required to remedy cyber-security problems and prevent future security breaches, including costs associated with additional security technologies, personnel, experts and services (e.g., credit-monitoring services) for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
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
Legal and Regulatory Risks
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
For a discussion of current legal matters, please see “Item 3. Legal Proceedings” and Note 5 to our consolidated financial statements under the caption “Contingencies.” Resolution of these matters, if decided against us, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
Changes in laws and government regulations, or our failure to adequately estimate the impact of such changes, could increase our expenses, expose us to legal risks or otherwise adversely affect us.
Our business is subject to a wide array of laws and regulations, and changes to those laws and regulations could have an adverse effect on our business. In 2021, the new presidential administration and Congress are expected to have public policy positions and legislative priorities that are significantly different than the positions and priorities of the prior presidential administration including, among other things, such matters as climate change and sustainability, wage and labor laws, health care, tax policy and less focus on deregulation. The possible enactment of new environmental laws and regulations and potential new carbon taxes or energy efficiency standards could increase our costs. In addition, certain states and local governments have passed laws to increase the minimum wage beginning in 2021, and the minimum wage may increase nationally depending on the outcome of future legislation proposed in Congress.
Significant legislative changes in laws or regulations that impact our relationship with our workforce, such as minimum wage increases, “hero pay,” health care, labor laws or workplace safety, could increase our expenses and adversely affect our operations. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, energy or environmental protection, among others, could cause our expenses to increase or product recalls. In addition, if we fail to comply with applicable laws and regulations, including wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.
Risks Relating to Indebtedness
Our substantial indebtedness could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures.
As of January 30, 2021, our total indebtedness is $3.25 billion. In addition, we have $1.25 billion of additional borrowing availability under our revolving credit facility, less amounts outstanding for letters of credit totaling $98.7 million.
Our level of debt could have significant consequences, including the following:
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
The terms of the agreements governing our indebtedness may restrict our current and future operations and could adversely affect our capital resources, financial condition and liquidity.

The agreements that govern our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. In addition, certain of these agreements require us to comply with certain financial maintenance covenants. Our ability to satisfy these financial maintenance covenants can be affected by events beyond our control, and we cannot assure you that we will meet them.
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
Risks Relating to Our Common Stock
Our business or the value of our common stock could be negatively affected as a result of actions by activist shareholders.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. The Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with our shareholders will be successful. Activist shareholders who disagree with our strategy or the way we are managed have sought to effect change, and may seek to effect change in the future, through various strategies that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the Board of Directors and litigation.
Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management and employees, and interfere with our ability to execute our strategic plan and attract and retain qualified executive leadership. A contested election, for example, could also require us to incur substantial legal and public relations fees and proxy solicitation expenses. The perceived uncertainty as to our future direction resulting from activist strategies could also affect the market price and volatility of our common stock.
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
Certain provisions in our Articles of Incorporation and By-Laws could delay or discourage a change of control transaction that may be in a shareholder’s best interest.
Our Articles of Incorporation and By-Laws currently contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his/her best interest. These provisions, among other things:
•provide that only the Board of Directors, the chairman of the Board or the chief executive officer may call special meetings of the shareholders;
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of January 30, 2021, we operated 15,455 stores across the contiguous United States and the District of Columbia and operated 230 stores within five Canadian provinces.
The Dollar Tree segment includes 7,805 stores operating under the Dollar Tree and Dollar Tree Canada brands with stores predominantly ranging from 8,000 - 10,000 selling square feet. The Family Dollar segment includes 7,880 stores operating under the Family Dollar brand with stores predominantly ranging from 6,000 - 8,000 selling square feet. For additional information on store counts and square footage by segment for the years ended January 30, 2021 and February 1, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Overview.”
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
Our network of distribution centers is strategically located throughout the United States to support our stores. As of January 30, 2021, we operated 26 distribution centers occupying a total of 24.0 million square feet, 15 of which are primarily dedicated to serving our Dollar Tree stores and 11 distribution centers primarily serve our Family Dollar stores. Our St. George, Utah distribution center services both Family Dollar and Dollar Tree stores and we expect future distribution centers to be built with the capability to service both Dollar Tree and Family Dollar stores. Our distribution network supports multiple store formats including H2, Combination Stores and Dollar Tree Plus! We ship to our H2 format stores from our Family Dollar distribution centers and we ship to our Dollar Tree Plus! format stores from our Dollar Tree distribution centers. We ship to our Combination Stores from both Dollar Tree and Family Dollar distribution centers. We believe our distribution center network is currently capable of supporting approximately $30.2 billion in annual sales in the United States. Except for 0.4 million square feet of our distribution center in San Bernardino, California, all of our distribution center capacity is owned.
Each of our distribution centers contains advanced materials handling technologies, including radio-frequency inventory tracking equipment and specialized information systems. With the exception of four of our facilities, each of our distribution centers in the United States also contains automated conveyor and sorting systems.
Distribution services in Canada are provided by a third party from facilities in British Columbia and Ontario.
During fiscal 2019, we consolidated our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia, which is located in an approximately 0.5 million square foot office tower that we own in the Summit Pointe development in Chesapeake, Virginia. We are also developing additional parcels on our Summit Pointe property for mixed-use purposes and began leasing some portions during 2020.
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
•personal injury/wrongful death claims;
•real estate matters;
•environmental and safety issues; and
•product safety matters, which may include regulatory matters.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market® under the symbol “DLTR.” As of March 10, 2021, we had 2,288 shareholders of record.
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity during the fourth quarter of 2020:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
November 1, 2020 - November 28, 2020	—	$—	—	$600.0
November 29, 2020 - January 2, 2021	896,698	109.23	896,698	502.1
January 3, 2021 - January 30, 2021	931,476	109.56	931,476	400.0
Total	1,828,174	$109.40	1,828,174	$400.0
During fiscal 2020 and 2019, we repurchased 3,982,478 and 1,967,355 shares of common stock, respectively, on the open market at a total cost of $400.0 million and $200.0 million, respectively. We did not repurchase any shares of common stock in fiscal 2018.
As of January 30, 2021, we had $400.0 million remaining under the Board repurchase authorization. Subsequently, on March 2, 2021, the Board increased the share repurchase authorization by $2.0 billion resulting in a total share repurchase authorization of $2.4 billion. The repurchase authorization does not have an expiration date.
Stockholder Matters
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 30, 2021, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on January 30, 2016, and, in each of the foregoing indices on January 30, 2016, and that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Year Ended
	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021
Dollar Tree, Inc.	$100.00	$91.06	$133.83	$118.90	$107.07	$125.01
S&P 500 Index	100.00	120.04	151.74	148.23	180.37	211.48
S&P Retailing Index	100.00	120.09	174.49	186.29	219.46	316.05

Item 6. Selected Financial Data
The following table presents a summary of our selected financial data for the fiscal years ended January 30, 2021, February 1, 2020, February 2, 2019, February 3, 2018, and January 28, 2017. Fiscal 2017 included 53 weeks, commensurate with the retail calendar, while all other fiscal years reported in the table contain 52 weeks. The selected statement of operations and balance sheet data have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial information found elsewhere in this report.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded or remodeled during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand. We report our comparable store net sales on a constant currency basis. Constant currency basis refers to the calculation excluding the impact of currency exchange rate fluctuations. We calculated the constant currency basis increase by translating the current year’s comparable store net sales in Canada using the prior year’s currency exchange rates. We believe that the constant currency basis provides a more accurate measure of comparable store net sales performance.
Both our Dollar Tree stores and our acquired Family Dollar stores are included in the comparable store net sales calculation for the years ended February 3, 2018 and forward. For all prior years, only our Dollar Tree stores are included in the comparable store net sales calculation.
Net sales per selling square foot is calculated based on total net sales for the reporting period divided by the average selling square footage during the period. Selling square footage excludes the storage, receiving and office space that generally occupies approximately 20% of the total square footage of our stores. We believe that net sales per selling square foot more accurately depicts the productivity and operating performance of our stores as it isolates that portion of our footprint that is dedicated to selling merchandise. Net sales per store and net sales per selling square foot are calculated for stores open throughout the period presented.
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

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
Statement of Operations Data:
Net sales	$25,509.3	$23,610.8	$22,823.3	$22,245.5	$20,719.2
Gross profit	7,788.3	7,040.7	6,947.5	7,021.9	6,394.7
Selling, general and administrative expenses	5,900.4	5,778.5	7,887.0	5,022.8	4,689.9
Operating income (loss)	1,887.9	1,262.2	(939.5)	1,999.1	1,704.8
Net income (loss)	1,341.9	827.0	(1,590.8)	1,714.3	896.2
Margin Data (as a percentage of net sales):
Gross profit	30.5%	29.8%	30.4%	31.6%	30.8%
Selling, general and administrative expenses	23.1%	24.5%	34.5%	22.6%	22.6%
Operating income (loss)	7.4%	5.3%	(4.1)%	9.0%	8.2%

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
Net income (loss)	5.3%	3.5%	(7.0)%	7.7%	4.3%
Per Share Data:
Diluted net income (loss) per share	$5.65	$3.47	$(6.69)	$7.21	$3.78
Diluted net income (loss) per share increase (decrease)	62.8%	151.9%	(192.8)%	90.7%	200.0%

	As of
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$1,416.7	$539.2	$422.1	$1,097.8	$870.4
Working capital	1,320.5	722.9	2,197.6	1,717.2	1,832.1
Total assets	20,696.0	19,574.6	13,501.2	16,332.8	15,701.6
Total debt	3,250.0	3,800.0	4,300.0	5,732.7	6,391.8
Total operating lease liabilities	6,413.7	6,258.8	—	—	—
Shareholders’ equity	7,285.3	6,254.8	5,642.9	7,182.3	5,389.5

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
Selected Operating Data:
Number of stores open at end of period	15,685	15,288	15,237	14,835	14,334
Dollar Tree	7,805	7,505	7,001	6,650	6,360
Family Dollar	7,880	7,783	8,236	8,185	7,974
Gross square footage at end of period	154.5	149.8	148.3	143.9	138.8
Dollar Tree	84.0	80.6	75.4	71.6	68.5
Family Dollar	70.5	69.2	72.9	72.3	70.3
Selling square footage at end of period	125.1	121.3	120.1	116.6	112.4
Dollar Tree	67.4	64.6	60.3	57.3	54.7
Family Dollar	57.7	56.7	59.8	59.3	57.7
Selling square footage annual growth	3.1%	1.0%	3.0%	3.7%	3.7%
Net sales annual growth[1]	8.0%	3.5%	2.6%	7.4%	8.6%
Comparable store net sales increase[1]	6.1%	1.8%	1.7%	1.9%	1.8%
Net sales per selling square foot	$207	$196	$193	$194	$188
Net sales per store	$1.6	$1.5	$1.5	$1.5	$1.5
Selected Financial Ratios:
Return on assets	6.7%	5.0%	(10.7)%	10.7%	5.7%
Return on equity	19.8%	13.9%	(24.8)%	27.3%	18.3%
Inventory turns	4.4	4.0	4.1	4.4	4.1
______________
1 Family Dollar was included in the determination of these items for the years ended February 3, 2018 and forward.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of Form 10-K generally discusses 2020 and 2019 events and results and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
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
Key Events and Recent Developments
Several key events have had or are expected to have a significant effect on our operations. They are listed below:
•Impact of COVID-19
The COVID-19 pandemic has materially affected, and likely will continue to affect, our financial condition and results of operations for the foreseeable future. As you review the Management’s Discussion and Analysis of Financial Condition and Results of Operations, please keep in mind the following.
As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and financial results are materially different than what we expected. We estimate that our increased costs related to COVID-19 for premium pay including bonuses, supplies, protective equipment, and similar items in fiscal 2020 was $279.0 million. Although we believe that the pandemic has resulted in higher sales at Family Dollar, we also believe it has resulted in significantly lower sales at Dollar Tree during the Easter season in 2020 and in our party departments. In addition, as a result of fewer customer trips, sales in certain consumable departments such as snacks and candy have been lower. We have experienced fewer customer visits and higher average ticket. The mix and profit margin of products being purchased by our customers has been different and has changed during 2020. As demand for essential goods, including cleaning supplies and sanitizer, household products, paper goods, food and over-the-counter medicine, increased to unprecedented levels, both our domestic suppliers and distribution centers were stressed to keep up with the demand. We expect this disruption with certain vendors and SKUs to continue into 2021. The effect of COVID-19-related stimulus purchases for some other non-essential items may create additional disruptions.
We have implemented several changes to support our associates in adhering to CDC recommendations. We have:
◦Activated our Business Response Team to communicate, assess and address potential exposure throughout the organization;
◦Provided personal protective equipment including masks, gloves and sanitizers for our store and distribution center associates;
◦Deployed plexiglass sneeze guards for all registers at all stores;
◦Deployed hand sanitizer stands in each of our stores;
◦Equipped stores, distribution centers and the store support center with necessary supplies for enhanced cleaning protocol;
◦Provided wage premiums for all store and distribution center hourly associates, excluding hourly-paid store managers;
◦Provided minimum guaranteed sales bonuses for each store manager as well as “Thank You” bonuses and bonuses for certain salaried associates in our field operations and distribution centers;
◦Provided pay continuation for associates who test positive or who are Group 1 associates who have to self-quarantine;
◦Created a “store” within each distribution center to allow our associates to shop for needed supplies at work when supplies were scarce in retail locations;
◦Eliminated all non-essential air travel;
◦Utilized technology options for all large group meetings;
◦Prohibited external visitors’ access to the store support center;
◦Enabled the majority of our store support center teams to work remotely;
◦Enabled contactless payments to our POS systems for our customers;

◦Followed local municipality, county, and state guidelines and regulations needed to be open as an essential business;
◦Encouraged safe social distancing protocols for our customers with signing, graphics and communications;
◦Enabled health prescreening questionnaire for all store and distribution associates before entering work; and
◦Established temperature check protocols for our associates at all distribution centers and the store support center.
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
During March 2020, our Dollar Tree and Family Dollar stores began to experience a significant increase in customer demand and sales related to essential products and comparable store net sales increased significantly. However, beginning the last week of March 2020 and continuing into April during the peak of the Easter selling season, comparable store net sales at our Dollar Tree stores decreased. Beginning in mid-April, comparable store net sales at our Dollar Tree stores increased as the comparable Easter period from 2019 had passed. For fiscal 2020, enterprise comparable store net sales increased 6.1% resulting from an increase in average ticket of 20.0%, partially offset by decreased traffic of 11.6%. After the Easter selling season, in both banners, we saw an increase in demand for and sales of discretionary products and our seasonal business for the other holidays throughout the year was strong.
The future impact of COVID-19 on our customers and our business is difficult to predict. The course of the pandemic, the effectiveness of health measures such as vaccines, and the impact of ongoing economic stabilization efforts is uncertain and government assistance payments may not provide enough funding to support current spending. The American Rescue Plan Act of 2021 (“Rescue Act”), which was enacted on March 11, 2021, provides U.S. government funding to address the continuing impact of COVID-19 on the economy, public health, individuals and businesses. Among other things, the Rescue Act provides for $1,400 direct payments to individuals, continues supplemental unemployment benefits until September 2021, extends a prior increase in food stamp benefits, expands the child tax credit and earned income tax credit, provides for rent and utility assistance, and funds COVID-19 vaccinations, testing, treatment and prevention. An increase in the federal minimum wage was not included in the Rescue Act as enacted.
The demand for essential supplies has increased and we are dependent on our suppliers to replenish the goods in our stores. Disruptions in our supply chain or sources of supply could adversely impact our sales.
Our new store openings in fiscal 2020 were affected by construction delays due to challenges with the permitting process during COVID-19. During 2020, we opened 341 new Dollar Tree stores and 156 new Family Dollar stores compared to an original plan of 350 new Dollar Tree stores and 200 new Family Dollar stores.
With the increase in customer activity in our Family Dollar stores and COVID-19-related travel restrictions, we paused the roll-out of our H2 stores during the first quarter of 2020. We resumed the roll-out during the second quarter of 2020 and renovated approximately 770 stores to this format in fiscal 2020 compared with our original plan of 1,250 renovations. Also, as a result of COVID-19-related delays in obtaining permits, we added adult beverage product to approximately 570 stores in fiscal 2020 compared with our original plan of 1,000.
For further discussion of the impacts that COVID-19 had on our financial condition and results of operations during fiscal 2020, refer to “Results of Operations” in this Item 7. below.
•Family Dollar
◦In 2018, based on our strategic and operational reassessment of the Family Dollar segment following challenges that the business experienced that impacted our ability to grow the business at the originally estimated rate when we acquired Family Dollar in 2015, management determined there were indicators that the goodwill of the business may be impaired. Accordingly, a goodwill impairment test was performed in the fourth quarter of fiscal 2018 and we recorded a $2.73 billion non-cash pre-tax and after-tax goodwill impairment charge. The results of our 2019 annual impairment test showed that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in a $313.0 million non-cash pre-tax and after-tax goodwill impairment charge.
◦In March 2019, we announced plans for a store optimization program for Family Dollar. For fiscal 2019, this program included rolling out a new model for both new and renovated Family Dollar stores, internally known as H2, re-bannering selected stores to the Dollar Tree brand, closing under-performing stores, and installing adult beverages and expanding freezers and coolers in selected stores. In fiscal 2020, we continued to roll out the H2 concept to more stores, increased the number of stores with adult beverages and expanded freezers and coolers in selected stores and plan to continue these initiatives in fiscal 2021.
◦In fiscal 2019, we substantially completed our consolidation of our store support centers in Matthews, North Carolina and Chesapeake, Virginia to our Summit Pointe development in Chesapeake, Virginia.
◦Building on the success of the H2 format, we have developed a Combination Store which leverages both the Dollar Tree and Family Dollar brands to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents.
•Supply Chain
◦In the third quarter of 2019, we opened a new 1.2 million square foot distribution center in Morrow County, Ohio.
◦In the third quarter of 2020, we opened a new 1.2 million square foot distribution center in Rosenberg, Texas and opened the first phase of our new Ocala, Florida distribution center.
•Long-term Debt
◦During the first quarter of 2018, we redeemed our $750.0 million acquisition notes and accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million.
◦During the first quarter of 2018, we refinanced our long-term debt obligations as follows:
▪We completed the registered offering of $750.0 million of Senior Floating Rate Notes due 2020, $1.0 billion of 3.70% Senior Notes due 2023, $1.0 billion of 4.00% Senior Notes due 2025 and $1.25 billion of 4.20% Senior Notes due 2028;
▪We entered into a credit agreement for a $782.0 million term loan facility and a $1.25 billion revolving credit facility;
▪We used the proceeds of the above offerings to repay the $2,182.7 million outstanding under our senior secured credit facilities and redeem the remaining $2.5 billion outstanding under our acquisition debt, resulting in the acceleration of the expensing of $41.2 million of deferred financing costs and our incurring $114.3 million in prepayment penalties.
◦During the fourth quarter of 2018, we prepaid the $782.0 million outstanding under the term loan facility and accelerated the expensing of $1.5 million of deferred financing costs.
◦During the fourth quarter of 2019, we prepaid $500.0 million of the $750.0 million Senior Floating Rate Notes due 2020 and accelerated the expensing of $0.3 million of deferred financing costs.
◦During the first quarter of 2020, we repaid the remaining $250.0 million outstanding under the Senior Floating Rate Notes.
◦During the first quarter of 2020, we preemptively drew $750.0 million on our revolving credit facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic, all of which was repaid by the end of the third quarter of 2020.
◦During the fourth quarter of 2020, we repaid the $300.0 million 5.00% Senior Notes that we assumed upon the acquisition of Family Dollar.
Overview
We are a leading operator of more than 15,600 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores. Second is the performance of stores once they are open. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded or remodeled during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand.

At January 30, 2021, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the years ended January 30, 2021 and February 1, 2020 is as follows:

	Year Ended
	January 30, 2021			February 1, 2020
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,505	7,783	15,288	7,001	8,236	15,237
New stores	341	156	497	348	170	518
Re-bannered stores	(4)	5	1	200	(200)	—
Closings	(37)	(64)	(101)	(44)	(423)	(467)
Ending	7,805	7,880	15,685	7,505	7,783	15,288
Relocations	49	39	88	47	15	62

Selling Square Feet (in millions):
Beginning	64.6	56.7	121.3	60.3	59.8	120.1
New stores	3.1	1.3	4.4	3.0	1.3	4.3
Re-bannered stores	(0.1)	0.1	—	1.5	(1.5)	—
Closings	(0.3)	(0.5)	(0.8)	(0.4)	(2.9)	(3.3)
Relocations	0.1	0.1	0.2	0.2	—	0.2
Ending	67.4	57.7	125.1	64.6	56.7	121.3
Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened in 2020 was approximately 8,640 selling square feet (or about 10,800 gross square feet) for the Dollar Tree segment and 8,460 selling square feet (or about 10,360 gross square feet) for the Family Dollar segment. For 2021, we continue to plan to open stores that are 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet) for the Dollar Tree segment and 7,000 - 10,000 selling square feet (or about 9,000 - 12,000 gross square feet) for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
Fiscal 2020, fiscal 2019 and fiscal 2018 each included 52 weeks.
The percentage change in comparable store net sales on a constant currency basis for the fiscal year ended January 30, 2021, as compared with the preceding year, is as follows:

	Year Ended January 30, 2021
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	6.1%	(11.6)%	20.0%
Dollar Tree Segment	2.2%	(13.3)%	17.9%
Family Dollar Segment	10.5%	(9.1)%	21.5%
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
Dollar Tree Initiatives
We believe that our Dollar Tree initiatives continue to positively affect our comparable store net sales. In fiscal 2019, we introduced our Crafter’s Square initiative in more than 650 stores. This offering includes a new expanded assortment of arts and crafts supplies. During fiscal 2020, we expanded this program, completing the roll-out to all of our Dollar Tree stores. The Crafter’s Square assortment carries mark-ups which are higher than our average mark-up. Additionally, for more than a year, we have tested a multi-price initiative referred to as Dollar Tree Plus! Beginning in fiscal 2019, we began testing multi-price assortments in more than 100 stores in southwestern markets. Based on learnings from the test, we made modifications to: the mix of products offered to include primarily discretionary items; the displays and signage to drive awareness and excitement to the stores; the price points to focus on the $1, $3 and $5 price points; and increase the number of offerings above the $1 price point. We plan to expand this initiative into a total of 500 stores beginning in the first quarter of fiscal 2021. We believe these initiatives have and will continue to enable us to increase sales and earnings.
Family Dollar Initiatives
We are executing several initiatives in our Family Dollar stores to increase sales. During 2020, we entered into a partnership with Instacart to enable our customers to shop online and receive merchandise without having to visit a store. In fiscal 2019, we executed a store optimization program for our Family Dollar stores to improve performance. Included in that program was a roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. The H2 model has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 stores have higher customer traffic and provide an average comparable store net sales lift in excess of 10%, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of January 30, 2021, we have approximately 2,385 H2 stores. We plan to renovate at least 1,250 stores to this format in fiscal 2021 and also plan to build new stores in this format. In addition, we installed adult beverage product in approximately 570 stores in fiscal 2020 and plan to add it to approximately 1,000 stores in fiscal 2021. We believe the addition of adult beverage to our assortment will drive traffic to our stores.
Building on the success of the H2 format, we have developed a Combination Store which leverages both the Dollar Tree and Family Dollar brands to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents.
Other Items
Additionally, the following items have already impacted or could impact our business or results of operations during 2021 or in the future:
•We are experiencing delays in receiving import merchandise as a result of worldwide container and other equipment shortages and issues with port congestion. In the United States, the port congestion is resulting in ships not returning to Asia in a timely manner as well as impacting equipment availability. This is resulting in delays in product being loaded and shipped from overseas locations. Although this has not yet impacted our sales and we believe we are adequately stocked with merchandise for Easter, the delays could potentially have a material adverse impact on our sales after Easter, especially at Dollar Tree, if the delays do not improve. In addition to creating business uncertainty, this disruption in the import transportation process is also resulting in higher costs. We are also seeing increases in the cost to ship domestic freight from our suppliers to our distribution centers. We are currently projecting approximately $80.0 to $100.0 million of additional costs in fiscal 2021 as a result of higher shipping and domestic freight costs.
•In 2021, the minimum wage has increased in certain States and localities and may increase nationally depending on the outcome of future legislation proposed in Congress. The currently scheduled minimum wage increases are estimated to increase store payroll by $45.0 million to $50.0 million in 2021, which is less than the COVID-19-related payroll increases in 2020. Additional minimum wage increases and other wage and hour law changes in the future could materially impact our results of operations.
•The amount of COVID-19-related costs for premium pay including bonuses, supplies, protective equipment, and similar items was $279.0 million in fiscal 2020; the amount of these costs for 2021 is highly uncertain. Among other things, the duration and severity of the pandemic is uncertain, and a number of States and localities are considering legislation that could require premium pay for certain essential workers during certain government mandated restricted work periods.
We must continue to control our merchandise costs, inventory levels and our general and administrative expenses as increases in these items could negatively impact our operating results.

Results of Operations
Our results of operations as a percentage of net sales and year-over-year changes are discussed in the following section.
Net Sales

	Year Ended			Percentage Change
	January 30,	February 1,	February 2,	Fiscal 2020 vs. Fiscal 2019
(dollars in millions)	2021	2020	2019
Net sales	$25,509.3	$23,610.8	$22,823.3	8.0%
Comparable store net sales change, on a constant currency basis	6.1%	1.8%	1.7%
The increase in net sales from 2019 to 2020 was a result of comparable store net sales increases in the Family Dollar and Dollar Tree segments and sales of $852.4 million at new stores. These sales increases were partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our Family Dollar segment store optimization program.
Enterprise comparable store net sales increased 6.1% on a constant currency basis in 2020, as a result of a 20.0% increase in average ticket and an 11.6% decrease in customer traffic. Comparable store net sales increased 6.0% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 10.5% in the Family Dollar segment and 2.2% in the Dollar Tree segment. Lower traffic resulting from the COVID-19 pandemic negatively affected Easter sales in the Dollar Tree segment in the first quarter of fiscal 2020.
Gross Profit

	Year Ended			Percentage Change
	January 30,	February 1,	February 2,	Fiscal 2020 vs. Fiscal 2019
(dollars in millions)	2021	2020	2019
Gross profit	$7,788.3	$7,040.7	$6,947.5	10.6%
Gross profit margin	30.5%	29.8%	30.4%	0.7%
The increase in gross profit margin from 2019 to 2020 was a result of the net of the following:
•Occupancy costs decreased 40 basis points as a result of the leverage from the increase in comparable store net sales.
•Markdown costs decreased 25 basis points resulting primarily from the prior year including markdowns related to Family Dollar store closures and clearance sales as well as lower promotional activity in the current year on the Family Dollar segment as a result of the increase in sales of discretionary product. Both segments also had higher sell-through of both Christmas and Halloween merchandise. These decreases were partially offset by $10.4 million of uninsured markdown costs for stores affected by civil unrest during 2020 and higher seasonal markdowns in the Dollar Tree segment in the first quarter of 2020 due to the lower than planned sell-through on Easter merchandise as a result of the COVID-19 pandemic.
•Merchandise cost, including freight, decreased 20 basis points in 2020 compared to 2019 resulting from higher sales of higher margin discretionary merchandise and improved initial mark-on, partially offset by incremental tariff costs of $30.7 million.
•Shrink costs decreased 15 basis points resulting from favorable inventory reconciliations on the Family Dollar segment in the current year, partially offset by unfavorable physical inventory results in relation to accruals on the Dollar Tree segment.
•Distribution costs increased 30 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a wage premium for all hours worked from March 8, 2020 through January 2, 2021. Total distribution center COVID-19-related expenses were $36.3 million, or 15 basis points of this increase.

Selling, General and Administrative Expenses

	Year Ended			Percentage Change
	January 30,	February 1,	February 2,	Fiscal 2020 vs. Fiscal 2019
(dollars in millions)	2021	2020	2019
Selling, general and administrative expenses	$5,900.4	$5,778.5	$7,887.0	2.1%
As a percentage of Net sales	23.1%	24.5%	34.5%	(1.4)%
We recorded non-cash goodwill impairment charges of $313.0 million and $2,727.0 million in fiscal 2019 and fiscal 2018, respectively. The goodwill impairments are discussed further in Note 3 to our consolidated financial statements. Excluding the goodwill impairment charges in 2019 and 2018, selling, general and administrative expenses were 23.2% and 22.6%, as a percentage of net sales, in 2019 and 2018, respectively. The decrease in selling, general and administrative expenses, as a percentage of net sales, from 2019 to 2020, excluding the goodwill impairment charge from 2019, was the result of the net of the following:
•Other selling, general and administrative expenses decreased 40 basis points as a result of the leverage from the comparable store net sales increase, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program on the Family Dollar segment, lower promotional advertising on the Family Dollar segment, decreases in travel due to the COVID-19 pandemic, lower legal expenses and higher costs in the prior year for the store support center consolidation. These improvements were partially offset by an increase in store supplies expenses due to the COVID-19 pandemic. Fiscal 2020 included $26.5 million, or 10 basis points, of costs for the installation of plexiglass sneeze guards at all registers in our stores as well as incremental costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic and $2.7 million of uninsured costs associated with stores damaged in civil unrest.
•Store facility costs decreased 20 basis points due to leverage from the comparable store net sales increase and lower electricity costs. Fiscal 2020 included $1.3 million of COVID-19-related expenses and $4.5 million of expenses for stores damaged in civil unrest.
•Depreciation costs decreased 5 basis points due primarily to the leverage from the comparable store net sales increase.
•Payroll expenses increased 65 basis points primarily due to incremental costs associated with the COVID-19 pandemic and increases in incentive compensation, store sales bonuses and stock compensation expenses resulting from improved operating performance in the Family Dollar segment. These increases were partially offset by leverage from the comparable store net sales increase, lower benefits costs and lower temporary help expenses as a result of the prior year including higher expenses to support store-level initiatives. Office payroll costs also decreased resulting from the store support center consolidation in the prior year and other leadership changes made in the fourth quarter of fiscal 2019. Incremental payroll costs associated with the COVID-19 pandemic, including a wage premium paid to all store hourly associates for all hours worked March 8, 2020 through September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and “Thank You” bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes, totaled $212.6 million, or 85 basis points.
Operating Income (Loss)

	Year Ended			Percentage Change
	January 30,	February 1,	February 2,	Fiscal 2020 vs. Fiscal 2019
(dollars in millions)	2021	2020	2019
Operating income (loss)	$1,887.9	$1,262.2	$(939.5)	49.6%
Operating income margin	7.4%	5.3%	(4.1)%	2.1%
Excluding the non-cash goodwill impairment charges in 2019 and 2018, operating income margin was 6.7% in 2019 and 7.8% in 2018. Operating income margin increased to 7.4% in fiscal 2020 compared to 6.7% in fiscal 2019, excluding the goodwill impairment charge, as operating income margin in the Family Dollar segment increased 330 basis points, partially offset by a 140 basis point decrease in the Dollar Tree segment operating income margin. Operating income in fiscal 2020 includes $279.0 million of COVID-19-related expenses and $18.2 million of uninsured expenses related to civil unrest.

Interest Expense, Net

	Year Ended			Percentage Change
	January 30,	February 1,	February 2,	Fiscal 2020 vs. Fiscal 2019
(dollars in millions)	2021	2020	2019
Interest expense, net	$147.3	$162.1	$370.0	(9.1)%
Interest expense, net decreased $14.8 million in fiscal 2020 compared to the prior year, resulting from lower average debt outstanding in the current year, partially offset by lower interest income.
In fiscal 2018, we refinanced our debt, resulting in the acceleration of the expensing of $41.2 million of amortizable non-cash deferred financing costs and prepayment penalties totaling $114.3 million.
Provision for Income taxes

	Year Ended			Percentage Change
	January 30,	February 1,	February 2,	Fiscal 2020 vs. Fiscal 2019
(dollars in millions)	2021	2020	2019
Provision for income taxes	$397.9	$271.7	$281.8	46.4%
Effective tax rate	22.9%	24.7%	21.5%	(1.8)%
The effective tax rate for 2020 was 22.9% compared to 24.7% for 2019. The 2020 effective rate decreased compared to the prior year rate as the $313.0 million goodwill impairment charge in 2019 was not tax deductible. Partially offsetting that decrease, the 2020 rate reflects higher state tax rates, higher income amounts taxed at the statutory rate and additional tax expense for restricted stock vestings due to the stock price for certain grants being lower at the vest date than the grant date. The 2019 effective tax rate also includes the benefit of the reversal of a valuation allowance of $24.6 million.
Segment Information
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
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended						Percentage Change
	January 30, 2021		February 1, 2020		February 2, 2019		Fiscal 2020 vs. Fiscal 2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$13,265.0		$12,507.9		$11,712.1
Gross profit	4,543.8	34.3%	4,342.9	34.7%	4,137.5	35.3%	(0.4)%
Operating income	1,598.0	12.0%	1,670.2	13.4%	1,657.4	14.2%	(1.4)%
Net sales for the Dollar Tree segment increased 6.1%, or $757.1 million, in 2020 compared to 2019 due to sales from new stores of $591.0 million and a 2.2% increase in comparable store net sales. Average ticket increased 17.9% and customer traffic declined 13.3% in 2020.

Gross profit margin for the Dollar Tree segment decreased to 34.3% in 2020 from 34.7% in 2019. The decrease is due to the net of the following:
•Distribution costs increased 50 basis points resulting primarily from higher distribution center payroll and depreciation costs. We paid our hourly distribution center associates a wage premium for all hours worked from March 8, 2020 through January 2, 2021. Total distribution center COVID-19-related expenses were $21.3 million, or 15 basis points of this increase.
•Shrink costs increased 5 basis points resulting from unfavorable physical inventory results in relation to accruals in the current year and an increase in the shrink accrual rate.
•Markdown costs were flat as a percentage of net sales compared to the prior year as lower markdowns from higher seasonal merchandise sell-through in the third and fourth quarters of 2020 were offset by higher markdowns from the lower sell-through of Easter merchandise as a result of the COVID-19 pandemic in the first quarter of 2020, and $2.9 million of uninsured markdown costs for stores affected by civil unrest.
•Merchandise cost, including freight, decreased 10 basis points primarily due to increased sales of higher margin discretionary merchandise and increased initial mark-on, partially offset by incremental tariffs of $23.7 million. Discretionary merchandise sales were a higher proportion of total sales in the second, third and fourth quarters of 2020 while they were a lower proportion in the first quarter of 2020 as a result of the lower Easter sales due to the COVID-19 pandemic.
Operating income margin for the Dollar Tree segment decreased to 12.0% in 2020 compared to 13.4% in 2019. The decrease in operating income margin in 2020 was the result of lower gross profit margin as noted above and higher selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses, as a percentage of net sales, increased to 22.3% in 2020 compared to 21.3% in 2019 as a result of the net of the following:
•Payroll expenses increased 100 basis points primarily due to incremental costs associated with the COVID-19 pandemic and higher incentive compensation and store sales bonuses. Incremental payroll costs associated with the COVID-19 pandemic included a wage premium paid to all store hourly associates for all hours worked from March 8, 2020 through September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and “Thank You” bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes. These costs totaled $124.2 million, or 95 basis points, in fiscal 2020. These increases were partially offset by leverage from the comparable store net sales increase and lower benefits costs.
•Other selling, general and administrative expenses decreased 5 basis points as a result of decreased travel costs due to the COVID-19 pandemic and lower legal expenses, partially offset by an increase in store supplies costs resulting from the COVID-19 pandemic. Fiscal 2020 includes $14.9 million, or 10 basis points, of costs for the installation of plexiglass sneeze guards at all registers in our stores as well as incremental costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.
•Store facility costs decreased 10 basis points due to leverage from the comparable store net sales increase. Fiscal 2020 includes $1.7 million of expenses for repairs to stores damaged in civil unrest.
Operating income in fiscal 2020 includes $161.1 million of COVID-19-related expenses and $5.4 million of uninsured costs related to civil unrest.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	Year Ended						Percentage Change
	January 30, 2021		February 1, 2020		February 2, 2019		Fiscal 2020 vs. Fiscal 2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$12,243.4		$11,102.9		$11,111.2
Gross profit	3,243.6	26.5%	2,697.8	24.3%	2,810.0	25.3%	2.2%
Operating income (loss)	655.6	5.4%	(74.9)	(0.7)%	(2,312.8)	(20.8)%	6.1%
Net sales for the Family Dollar segment increased $1,140.5 million or 10.3% in 2020 compared to 2019 due to a comparable store net sales increase of 10.5% and $261.4 million of new store sales, partially offset by lost sales resulting from store closures during fiscal 2019 in connection with our store optimization program. Average ticket increased 21.5% and customer traffic declined 9.1% in 2020.
Gross profit margin for the Family Dollar segment increased to 26.5% in 2020 compared to 24.3% in 2019. The increase is due to the net of the following:
•Occupancy costs decreased 80 basis points as a result of the leverage from the comparable store net sales increase.
•Markdowns at cost decreased 55 basis points primarily due to higher store closure and clearance sale markdowns in the prior year and lower promotional activity in the current year as a result of the increase in sales of discretionary product. Family Dollar also had higher sell-through of both Christmas and Halloween merchandise. These markdown reductions were partially offset by $7.5 million of uninsured markdown costs for stores affected by civil unrest.
•Merchandise cost, including freight, decreased 50 basis points primarily due to increased sales of higher margin discretionary merchandise and improved initial mark-on, partially offset by incremental tariffs of $7.1 million.
•Shrink expense decreased 45 basis points resulting from favorable physical inventory results in relation to accruals in the current year and a decrease in the accrual rate compared to an increase in the accrual rate in the prior year.
•Distribution costs increased 5 basis points resulting primarily from higher distribution center payroll costs. We paid our hourly distribution center associates a wage premium for all hours worked from March 8, 2020 through January 2, 2021. Total distribution center COVID-19-related expenses were $15.0 million, or 10 basis points of this increase.
Excluding the $313.0 million and $2,727.0 million non-cash goodwill impairment charges in 2019 and 2018, respectively, operating income margin for the Family Dollar segment was 2.1% in 2019 and 3.7% in 2018. Operating income margin increased to 5.4% in fiscal 2020 compared to 2.1% in fiscal 2019, excluding the goodwill impairment charge, resulting from the gross margin increase noted above and a decrease in selling, general and administrative expenses, as a percentage of net sales. Selling, general and administrative expenses were 21.1%, as a percentage of net sales, in 2020 compared to 22.2% in 2019, excluding the goodwill impairment charge. The decrease in selling, general and administrative expenses, as a percentage of net sales, was due to the following:
•Other selling, general and administrative expenses decreased 60 basis points primarily due to a decrease in promotional advertising, less travel during the COVID-19 pandemic, higher costs in the prior year related to the disposal of fixed assets in connection with the store optimization program, lower legal expenses, and leverage associated with the increase in comparable store net sales during the period, partially offset by an increase in store supplies expense. Fiscal 2020 included $11.6 million or 10 basis points of costs for the installation of plexiglass sneeze guards at all registers in our stores as well as incremental costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic and $2.1 million of expenses primarily for fixed asset disposals for stores damaged by civil unrest.
•Store facility costs decreased 25 basis points primarily due to leverage from the comparable store net sales increase and lower electricity costs. Fiscal 2020 included $2.8 million of incremental repairs and maintenance expenses for stores damaged by civil unrest.
•Depreciation and amortization expense decreased 15 basis points primarily due to leverage from the comparable store net sales increase.
•Payroll expenses decreased 5 basis points as incremental costs associated with the COVID-19 pandemic and increased incentive compensation and store sales bonus expenses resulting from the improved Family Dollar operating performance were more than offset by leverage from the comparable store net sales increase, lower temporary help expenses as a result of the prior year including higher expenses to support store-level initiatives, a decrease in workers’ compensation expenses and lower benefits costs. Incremental costs associated with the COVID-19 pandemic, including a wage premium paid to all store hourly associates for all hours worked from March 8, 2020 to September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and “Thank You” bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes totaled $88.4 million or 70 basis points.
Operating income in fiscal 2020 includes $115.5 million for COVID-19-related expenses and $12.8 million of uninsured costs related to civil unrest.
Liquidity and Capital Resources
Our business requires capital to build and open new stores, expand and renovate existing stores, expand our distribution network and operate our existing stores. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and have funded our store opening and distribution network expansion programs from internally generated funds and borrowings under our credit facilities.
The following table compares cash-flow related information for the years ended January 30, 2021, February 1, 2020 and February 2, 2019:

	Year Ended
	January 30,	February 1,	February 2,
(in millions)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$2,716.3	$1,869.8	$1,766.0
Investing activities	(889.7)	(1,020.2)	(816.7)
Financing activities	(949.9)	(709.8)	(1,599.9)
Operating Activities
Net cash provided by operating activities increased $846.5 million in 2020 compared to 2019 primarily as a result of higher accounts payable, current liabilities and other liabilities and lower inventory levels at January 30, 2021, and higher earnings before depreciation and amortization in the current year.
Investing Activities
Net cash used in investing activities decreased $130.5 million in 2020 compared with 2019 primarily due to 2019 including higher capital expenditures related to the Family Dollar segment store optimization program, including H2 renovations and re-banners. H2 renovations were slowed in the current year due to the COVID-19 pandemic. The decrease was partially offset by increased capital expenditures related to distribution center projects in the current year and grant funds received from state and local governments for our Summit Pointe development in the prior year.
Financing Activities
Net cash used in financing activities increased $240.1 million in 2020 compared to 2019 primarily due to $400.0 million of stock repurchases in 2020 compared to $200.0 million in 2019. In 2020, we also repaid the remaining $250.0 million of our $750.0 million Floating Rate Notes and the $300.0 million 5% Senior Notes. In fiscal 2019, we prepaid $500.0 million of our $750.0 million Floating Rate Notes.
At January 30, 2021, our long-term borrowings were $3.25 billion and we had $1.25 billion available under our revolving credit facility, less amounts outstanding for standby letters of credit totaling $98.7 million. For additional detail on our long-term borrowings and other commitments, refer to the discussion of Funding Requirements below, as well as Note 5 and Note 6 to our consolidated financial statements.
Share Repurchases
We repurchased 3,982,478 shares of common stock on the open market for $400.0 million in fiscal 2020 and we repurchased 1,967,355 shares of common stock on the open market for $200.0 million in fiscal 2019. There were no shares repurchased in fiscal 2018. At January 30, 2021, we had $400.0 million remaining under Board repurchase authorization. Subsequently, on March 2, 2021, the Board increased the share repurchase authorization by $2.0 billion resulting in a total share repurchase authorization of $2.4 billion.
Funding Requirements
Overview
We expect our cash needs for opening new stores and expanding and renovating existing stores in fiscal 2021 to total approximately $592.7 million, which includes capital expenditures, initial inventory and pre-opening costs.
Our estimated capital expenditures for fiscal 2021 are approximately $1.2 billion, including planned expenditures for our new and expanded stores, approximately 1,250 planned H2 renovations of Family Dollar segment stores, distribution center expansions and the development of additional parcels on our Summit Pointe property, located in Chesapeake, Virginia, for mixed-use purposes. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the foreseeable future from net cash provided by operations and potential borrowings under our revolving credit facility.

The following tables summarize our material contractual obligations at January 30, 2021, including both on- and off-balance sheet arrangements, and our commitments, including interest on long-term borrowings (in millions):

Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Lease Financing
Operating lease obligations	$7,459.5	$1,480.1	$1,396.4	$1,184.1	$965.0	$731.2	$1,702.7
Long-term Borrowings
Principal	3,250.0	—	—	1,000.0	—	1,000.0	1,250.0
Interest	639.2	129.1	129.1	104.8	92.0	64.1	120.1
Total obligations	$11,348.7	$1,609.2	$1,525.5	$2,288.9	$1,057.0	$1,795.3	$3,072.8

Commitments	Total	Expiring in 2021	Expiring in 2022	Expiring in 2023	Expiring in 2024	Expiring in 2025	Thereafter
Letters of credit and surety bonds	$404.8	$378.5	$25.7	$0.5	$0.1	$—	$—
Purchase obligations	189.8	68.3	43.2	35.5	27.6	15.2	—
Total commitments	$594.6	$446.8	$68.9	$36.0	$27.7	$15.2	$—
Lease Financing
Operating lease obligations. Refer to Note 7 to our consolidated financial statements for information on our operating leases. The obligation above includes amounts for leases that were signed prior to January 30, 2021 for stores that were not yet open on January 30, 2021.
Long-term Borrowings
In the first quarter of 2018, we redeemed our $750.0 million acquisition notes and accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million.
Additionally, in the first quarter of 2018, we completed the registered offering of $750.0 million aggregate principal amount of Senior Floating Rate Notes due 2020, $1.0 billion aggregate principal amount of 3.70% Senior Notes due 2023, $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2025 and $1.25 billion aggregate principal amount of 4.20% Senior Notes due 2028. We also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2.03 billion in senior credit facilities, consisting of a $1.25 billion revolving credit facility and a $782.0 million term loan facility. We used the proceeds of these borrowings and cash on hand to repay all of the outstanding loans under our then-existing senior secured credit facilities and acquisition notes, resulting in the acceleration of the expensing of $41.2 million of deferred financing costs and our incurring $114.3 million in prepayment penalties. In the fourth quarter of 2018, we prepaid in full the $782.0 million term loan facility. In the fourth quarter of 2019, we prepaid $500.0 million of the $750.0 million Senior Floating Rate Notes and repaid the remaining $250.0 million outstanding in the first quarter of 2020.
In addition, upon the acquisition of Family Dollar in 2015, we assumed the liability for $300.0 million of 5.00% senior notes, which we repaid in the fourth quarter of 2020.
The interest on our long-term borrowings represents the interest payments on the foregoing long-term borrowings that were outstanding at January 30, 2021 using the interest rates for each at January 30, 2021.
For additional information on our long-term borrowings, please refer to Note 6 to our consolidated financial statements.
Commitments
Letters of credit and surety bonds. We have $356.5 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $209.6 million was committed to letters of credit issued for routine purchases of imported merchandise at January 30, 2021.
We also have $98.7 million of letters of credit outstanding that serve as collateral for our large-deductible insurance programs and $96.5 million of surety bonds outstanding primarily for certain utility payment obligations at some of our stores and self-insured insurance programs.
Purchase obligations. We have commitments totaling $189.8 million related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores.

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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at January 30, 2021 is based on estimated shrink for most of 2020, including the fourth quarter. The amounts recorded in the current year reflect the Dollar Tree and Family Dollar segments’ historical results. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described.
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
The Family Dollar goodwill and trade name comprise a substantial portion of our goodwill and indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar goodwill and trade name impairment evaluations is critical. The computations require management to make estimates and assumptions and actual results may differ significantly, particularly if there are significant adverse changes in the operating environment. Critical assumptions that are used as part of the Family Dollar goodwill evaluation include:
•The potential future revenue, EBITDA and cash flows of the reporting unit. The projections use management’s assumptions about economic and market conditions over the projected period as well as our estimates of future performance and reporting unit revenue, gross margin, expenses and other factors. The resulting revenue, EBITDA and cash flow estimates are based on our most recent business operating plans, and various growth rates have been assumed for years beyond the current business plan period. We believe that the assumptions, estimates and rates used in our fiscal 2020 impairment evaluations are reasonable; however, variations in the assumptions, estimates and rates could result in significantly different estimates of fair value.
•Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for our Family Dollar reporting unit. The weighted-average cost of capital used to discount the cash flows for our evaluation was 8.25% for our fiscal 2020 analysis.
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
Our evaluation of goodwill did not result in an impairment charge being recorded in fiscal 2020. Non-cash impairment charges of $313.0 million and $2.73 billion were recorded in fiscal 2019 and 2018, respectively, related to the Family Dollar reporting unit. Our evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2020, 2019 or 2018. Based on the results of the 2020 evaluation, the fair value of the Family Dollar reporting unit exceeded its carrying value by a significant margin and the fair value of the Family Dollar trade name exceeded its carrying value by approximately 7.5%.
For additional information related to goodwill and indefinite-lived intangible assets, including the related impairment evaluations, refer to Note 3 to our consolidated financial statements. For additional information related to uncertainties associated with the key assumptions and any potential events and/or circumstances that could have a negative effect on the key assumptions, please refer to “Item 1A. Risk Factors” and elsewhere within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our assumptions and related estimates change in the future, we may be required to record impairment charges against earnings in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our revolving credit facility, as borrowings under the revolving credit facility bear interest at LIBOR, reset periodically, plus 1.00% to 1.50% as determined by our credit ratings and leverage ratio. At January 30, 2021, there were no borrowings outstanding under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Valuation of goodwill and trade name intangible asset in the Family Dollar operating segment
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company performs goodwill and trade name intangible asset impairment testing on an annual basis and when events and changes in circumstances indicate possible impairment of these assets. Total recorded goodwill as of January 30, 2021 was $2.0 billion. Of this amount, the goodwill balance for the Family Dollar reporting unit, which is also the Family Dollar operating segment, was $1.6 billion. The Family Dollar trade name intangible asset was $3.1 billion as of January 30, 2021.
We identified the assessment of the valuation of goodwill and trade name intangible asset in the Family Dollar operating segment as a critical audit matter. The assumptions utilized to calculate the fair value of the operating segment, which included revenue growth rates and discount rate, as well as the assumptions used to calculate the fair value of the trade name intangible asset, which included revenue growth rates, discount rate, and royalty rate, required subjective auditor judgment. Minor changes to these assumptions could have a significant effect on the assessment of the carrying value of the goodwill and trade name, which resulted in a high degree of subjectivity in performing the associated audit procedures.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill and trade name impairment assessment process, including controls related to the determination of the fair value of the assets, the development of the revenue growth rates, discount rates, and royalty rate. We performed a sensitivity analysis over the revenue growth rate assumptions to assess their impact on the Company’s determination of the fair values of the Family Dollar reporting unit and the trade name intangible asset. To assess the Company’s ability to accurately forecast, we compared the Company’s historical forecasts to actual results. We evaluated the Company’s revenue growth rates reflected in the forecasted revenues for the Family Dollar operating segment by comparing the store sales growth assumptions to historical results. We also evaluated assumptions related to new store openings and renovations through comparison to the Company’s forecasted capital expenditures and its known store openings and renovations. We involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s revenue growth rates based on publicly available market data for comparable entities;
•assessing the Company’s discount rates and royalty rate by comparing the Company’s inputs to the discount and royalty rates to publicly available market data for comparable companies and assessing the resulting rates; and
•evaluating (1) the Family Dollar operating segment’s fair value using the related cash flow forecast and discount rate, as well as (2) the trade name’s fair value using the related discount rate and royalty rate, and comparing the results to the Company’s fair value estimate.
Estimated self-insurance liability
As discussed in Note 1 to the consolidated financial statements, the Company employs an actuary to estimate its self-insurance liability. As of January 30, 2021, the Company recorded an estimated liability of $319 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance liability estimation process. This included controls related to (1) the selection of the actuarial methods, and the development of the loss development factors and expected loss rates used to calculate the liability, and (2) the completeness and accuracy of historical claims paid and incurred data. We assessed the Company’s estimate of the liability by testing a selection of certain data, including claims data, utilized by the Company’s actuary by comparing it to relevant documentation. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•assessing the Company’s actuarial methods by comparing them to generally accepted actuarial methodologies; and
•evaluating the Company’s actuarial estimates and assumptions related to the loss development factors and expected loss rates, by comparing them to generally accepted actuarial methodologies and the Company’s historical data and trends.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.

Norfolk, Virginia
March 16, 2021

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 30,	February 1,	February 2,
(in millions, except per share data)	2021	2020	2019
Net sales	$25,509.3	$23,610.8	$22,823.3
Cost of sales	17,721.0	16,570.1	15,875.8
Gross profit	7,788.3	7,040.7	6,947.5
Selling, general and administrative expenses, excluding Goodwill impairment	5,900.4	5,465.5	5,160.0
Goodwill impairment	—	313.0	2,727.0
Selling, general and administrative expenses	5,900.4	5,778.5	7,887.0
Operating income (loss)	1,887.9	1,262.2	(939.5)
Interest expense, net	147.3	162.1	370.0
Other expense (income), net	0.8	1.4	(0.5)
Income (loss) before income taxes	1,739.8	1,098.7	(1,309.0)
Provision for income taxes	397.9	271.7	281.8
Net income (loss)	$1,341.9	$827.0	$(1,590.8)
Basic net income (loss) per share	$5.68	$3.49	$(6.69)
Diluted net income (loss) per share	$5.65	$3.47	$(6.69)

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 30,	February 1,	February 2,
(in millions)	2021	2020	2019
Net income (loss)	$1,341.9	$827.0	$(1,590.8)

Foreign currency translation adjustments	4.6	(1.5)	(6.0)

Total comprehensive income (loss)	$1,346.5	$825.5	$(1,596.8)

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,416.7	$539.2
Merchandise inventories	3,427.0	3,522.0
Other current assets	207.1	208.2
Total current assets	5,050.8	4,269.4
Property, plant and equipment, net of accumulated depreciation of $4,765.0 and $4,194.1, respectively	4,116.3	3,881.8
Restricted cash	46.9	46.8
Operating lease right-of-use assets	6,324.1	6,225.0
Goodwill	1,984.4	1,983.3
Trade name intangible asset	3,100.0	3,100.0
Deferred tax asset	23.2	24.4
Other assets	50.3	43.9
Total assets	$20,696.0	$19,574.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$250.0
Current portion of operating lease liabilities	1,348.2	1,279.3
Accounts payable	1,480.5	1,336.5
Income taxes payable	86.3	62.7
Other current liabilities	815.3	618.0
Total current liabilities	3,730.3	3,546.5
Long-term debt, net, excluding current portion	3,226.2	3,522.2
Operating lease liabilities, long-term	5,065.5	4,979.5
Deferred income taxes, net	1,013.5	984.7
Income taxes payable, long-term	22.6	28.9
Other liabilities	352.6	258.0
Total liabilities	13,410.7	13,319.8
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 233,383,199 and 236,726,563 shares issued and outstanding at January 30, 2021 and February 1, 2020, respectively	2.3	2.4
Additional paid-in capital	2,138.5	2,454.4
Accumulated other comprehensive loss	(35.2)	(39.8)
Retained earnings	5,179.7	3,837.8
Total shareholders’ equity	7,285.3	6,254.8
Total liabilities and shareholders’ equity	$20,696.0	$19,574.6

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 30, 2021, FEBRUARY 1, 2020, AND FEBRUARY 2, 2019

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity
Balance at February 3, 2018	237.3	$2.4	$2,545.3	$(32.3)	$4,666.9	$7,182.3
Net loss	—	—	—	—	(1,590.8)	(1,590.8)
Total other comprehensive loss	—	—	—	(6.0)	—	(6.0)
Issuance of stock under Employee Stock Purchase Plan	0.2	—	10.0	—	—	10.0
Exercise of stock options	0.1	—	7.5	—	—	7.5
Stock-based compensation, net	0.5	—	39.9	—	—	39.9
Balance at February 2, 2019	238.1	2.4	2,602.7	(38.3)	3,076.1	5,642.9
Cumulative effect of adopted accounting standards, net	—	—	—	—	(65.3)	(65.3)
Net income	—	—	—	—	827.0	827.0
Total other comprehensive loss	—	—	—	(1.5)	—	(1.5)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	9.4	—	—	9.4
Exercise of stock options	—	—	5.8	—	—	5.8
Stock-based compensation, net	0.4	—	36.5	—	—	36.5
Repurchase of stock	(1.9)	—	(200.0)	—	—	(200.0)
Balance at February 1, 2020	236.7	2.4	2,454.4	(39.8)	3,837.8	6,254.8
Net income	—	—	—	—	1,341.9	1,341.9
Total other comprehensive income	—	—	—	4.6	—	4.6
Issuance of stock under Employee Stock Purchase Plan	0.2	—	10.0	—	—	10.0
Exercise of stock options	0.1	—	7.0	—	—	7.0
Stock-based compensation, net	0.4	—	67.0	—	—	67.0
Repurchase of stock	(4.0)	(0.1)	(399.9)	—	—	(400.0)
Balance at January 30, 2021	233.4	$2.3	$2,138.5	$(35.2)	$5,179.7	$7,285.3

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30,	February 1,	February 2,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,341.9	$827.0	$(1,590.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	313.0	2,727.0
Depreciation and amortization	686.6	645.4	621.1
Provision for deferred income taxes	30.7	9.1	(12.1)
Stock-based compensation expense	83.9	61.4	63.1
Amortization of debt discount and debt-issuance costs	4.0	6.9	57.2
Other non-cash adjustments to net income (loss)	19.0	24.5	7.8
Loss on debt extinguishment	—	—	114.7
Changes in operating assets and liabilities:
Merchandise inventories	97.1	13.6	(369.2)
Other current assets	1.7	(8.4)	(21.1)
Other assets	(7.0)	8.2	0.9
Accounts payable	142.6	(79.8)	242.6
Income taxes payable	23.6	2.7	28.5
Other current liabilities	203.4	24.3	(105.4)
Other liabilities	88.2	(14.6)	1.7
Operating lease right-of-use assets and liabilities, net	0.6	36.5	—
Net cash provided by operating activities	2,716.3	1,869.8	1,766.0
Cash flows from investing activities:
Capital expenditures	(898.8)	(1,034.8)	(817.1)
Proceeds from governmental grant	—	16.5	—
Proceeds from (payments for) fixed asset disposition	9.1	(1.9)	0.4
Net cash used in investing activities	(889.7)	(1,020.2)	(816.7)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	—	—	4,775.8
Principal payments for long-term debt	(550.0)	(500.0)	(6,214.7)
Debt-issuance and debt extinguishment costs	—	—	(155.3)
Proceeds from revolving credit facility	750.0	—	50.0
Repayments of revolving credit facility	(750.0)	—	(50.0)
Proceeds from stock issued pursuant to stock-based compensation plans	17.0	15.2	17.5
Cash paid for taxes on exercises/vesting of stock-based compensation	(16.9)	(25.0)	(23.2)
Payments for repurchase of stock	(400.0)	(200.0)	—
Net cash used in financing activities	(949.9)	(709.8)	(1,599.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(0.5)	(0.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	877.6	139.3	(651.1)
Cash, cash equivalents and restricted cash at beginning of year	586.0	446.7	1,097.8
Cash, cash equivalents and restricted cash at end of year	$1,463.6	$586.0	$446.7
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$152.9	$170.2	$383.4
Income taxes	$357.7	$266.8	$277.5
Non-cash transactions:
Accrued capital expenditures	$44.9	$51.1	$43.2

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Description of Business
Unless otherwise stated, references to “we,” “us,” and “our” in this annual report on Form 10-K refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
We are a leading operator of discount retail stores in the United States and Canada. Below are those accounting policies that we consider to be significant.
Principles of Consolidation
The consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Information
At January 30, 2021, we operate more than 15,600 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.00. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 15 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and 11 distribution centers.
Refer to Note 12 for additional information regarding our operating segments.
Foreign Currency
The functional currencies of certain of our international subsidiaries are the local currencies of the countries in which the subsidiaries are located. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which are included in “Other expense (income), net” have not been significant.
Fiscal Year
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. References to “2020” or “fiscal 2020,” “2019” or “fiscal 2019,” and “2018” or “fiscal 2018” relate to the 52-week fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents at January 30, 2021 and February 1, 2020 includes $1,135.0 million and $287.6 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. We consider all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

Merchandise Inventories
Merchandise inventories at our distribution centers are stated at the lower of cost or net realizable value, determined on a weighted-average cost basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $172.7 million and $169.7 million at January 30, 2021 and February 1, 2020, respectively.
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
Capitalized Interest
We capitalize interest on borrowed funds during the construction of certain property and equipment. We capitalized $3.2 million, $2.4 million and $4.2 million of interest costs in the years ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively.
Insurance Reserves and Restricted Cash
We utilize a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, general liability and automobile liability. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering claims experience, exposure and severity factors and other actuarial assumptions.
Dollar Tree Insurance, Inc., a South Carolina-based wholly-owned captive insurance subsidiary of ours, charges the operating subsidiary companies premiums to insure the retained workers’ compensation, general liability and automobile liability exposures. Pursuant to South Carolina insurance regulations, Dollar Tree Insurance, Inc. maintains certain levels of cash and cash equivalents related to its self-insured exposures.
We also maintain certain cash balances related to our insurance programs, which are held in trust and restricted as to withdrawal or use.
Lease Accounting
In the first quarter of fiscal 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments, using the optional effective date transition method provided by accounting pronouncement, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and recorded a cumulative effect adjustment to beginning retained earnings. Our reporting for the fiscal 2018 comparative period presented in the consolidated financial statements continues to be in accordance with Accounting Standards Codification (“ASC”) Topic 840, “Leases.” Adoption of the standard resulted in the recognition of Operating lease right-of-use assets and Operating lease liabilities of $6.2 billion and $6.1 billion, respectively, and a reduction to Retained earnings of $65.3 million, net of tax, as of February 3, 2019. For fiscal 2019, the adoption of the standard did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows.
Our lease portfolio primarily consists of leases for our retail store locations and we also lease vehicles and trailers, as well as distribution center space and equipment. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. We recognize expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the committed lease term at the lease commencement date.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of future lease payments. Inputs to the calculation of our incremental borrowing rate include the valuations and yields of our outstanding senior notes and their credit spreads over comparable U.S. Treasury rates, adjusted to a collateralized basis by estimating the credit spread improvement that would result from an upgrade of one ratings classification. Most leases include one or more options to renew and the exercise of renewal options is at our sole discretion. We do not include renewal options in our determination of the lease term unless the renewals are deemed to be reasonably certain. Operating lease expense for lease payments not yet paid is recognized on a straight-line basis over the lease term. The operating lease right-of-use asset is reduced by lease incentives, which has the effect of lowering the operating lease expense. Operating lease right-of-use assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, “Property, Plant, and Equipment - Overall,” to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize.
We have real estate leases that typically include payments related to non-lease components, such as common area maintenance, as well as payments for real estate taxes and insurance which are not considered components of the lease. These payments are generally variable and based on actual costs incurred by the lessor. These costs are expensed as incurred as variable lease costs and excluded for the purpose of calculating the right-of-use asset and lease liability. A smaller number of real estate leases contain fixed payments for common area maintenance, real estate taxes and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use asset and lease liability. In addition, certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. These payments are expensed as incurred as variable lease costs. Our lease agreements do not contain any material residual value guarantees or material restrictive financial covenants.
Purchased leases with terms which were either favorable or unfavorable as compared to prevailing market rates at the date of acquisition are amortized over the remaining lease terms, including, in some cases, an assumed renewal. Amortization expense, net of $48.1 million, $52.9 million and $65.4 million was recognized in “Selling, general and administrative expenses” in 2020, 2019 and 2018, respectively, related to these lease rights.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
We review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2020, 2019 and 2018, we recorded charges of $4.6 million, $9.1 million and $13.0 million, respectively, to write down certain assets, including $3.8 million and $8.5 million in fiscal 2020 and fiscal 2019, respectively, to write down Operating lease right-of-use assets. These charges are recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
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
We perform a qualitative assessment to determine whether it is more likely than not that the Family Dollar trade name is impaired. If we determine that it is more likely than not that an impairment exists, we evaluate the Family Dollar trade name for impairment by comparing its fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
Subsequent to the evaluation of the Family Dollar trade name for impairment, we perform a goodwill impairment evaluation. In the event that a qualitative assessment of the fair value of a reporting unit indicates it is more likely than not that the fair value is less than the carrying amount, we then estimate the fair value of the reporting unit using a combination of a market multiple method and a discounted cash flow method. We recognize goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its estimated fair value, not to exceed the total carrying amount of goodwill allocated to the reporting unit.
Our reporting units are determined in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other.” We perform our annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter of each year. Refer to Note 3 for additional information on the results of the impairment tests.

Revenue Recognition
We recognize sales revenue, net of estimated returns and sales tax, at the time the customer tenders payment for and takes control of the merchandise.
Taxes Collected
We report taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (i.e., sales tax) on a net (excluded from revenue) basis.
Cost of Sales
We include the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.
Vendor Allowances
We receive vendor support in the form of cash payments or allowances through a variety of reimbursements such as purchase discounts, cooperative advertising, markdowns, scandowns and volume rebates. We have agreements with vendors setting forth the specific conditions for each allowance or payment. We either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.
Pre-Opening Costs
We expense pre-opening costs for new, expanded, relocated and re-bannered stores and for distribution centers, as incurred.
Advertising Costs
We expense advertising costs as they are incurred and they are included in “Selling, general and administrative expenses” within the accompanying consolidated statements of operations. Advertising costs, net of co-op recoveries from vendors, were $80.8 million, $102.9 million and $99.9 million in fiscal 2020, 2019 and 2018, respectively.
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
We recognize a financial statement benefit for a tax position if we determine that it is more likely than not that the position will be sustained upon examination.
We include interest and penalties in the provision for income tax expense and income taxes payable. We do not provide for any penalties associated with tax contingencies unless they are considered probable of assessment.
Stock-Based Compensation
We recognize expense for all share-based payments to employees and non-employee directors based on their fair values. Total stock-based compensation expense for 2020, 2019 and 2018 was $83.9 million, $61.4 million and $63.3 million, respectively.
We recognize expense related to the fair value of restricted stock units (RSUs) and stock options over the requisite service period on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs is determined using the closing price of our common stock on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. We account for forfeitures when they occur.
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

Note 2 - Supplemental Balance Sheet Information
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 30, 2021 and February 1, 2020 consists of the following:

	January 30,	February 1,
(in millions)	2021	2020
Land	$238.7	$233.5
Buildings	1,524.0	1,395.5
Leasehold improvements	2,631.7	2,335.1
Furniture, fixtures and equipment	4,229.4	3,813.2
Construction in progress	257.5	298.6
Total property, plant and equipment	8,881.3	8,075.9
Less: accumulated depreciation	4,765.0	4,194.1
Total property, plant and equipment, net	$4,116.3	$3,881.8
 Depreciation expense was $631.1 million, $581.9 million, and $555.7 million for the years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.
Other Current Liabilities
Other current liabilities as of January 30, 2021 and February 1, 2020 consist of the following:

	January 30,	February 1,
(in millions)	2021	2020
Taxes (other than income taxes)	$305.0	$183.3
Compensation and benefits	162.8	102.8
Insurance	115.4	112.0
Accrued construction costs	44.9	51.1
Accrued utilities	27.8	22.0
Other	159.4	146.8
Total other current liabilities	$815.3	$618.0
Note 3 - Goodwill and Nonamortizing Intangible Assets
Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the years ended January 30, 2021 and February 1, 2020 are as follows:

(in millions)	Dollar Tree	Family Dollar	Total
Balance at February 2, 2019	$376.5	$1,920.1	$2,296.6
Foreign currency translation adjustments	(0.3)	—	(0.3)
Goodwill reassignment for re-bannered stores	47.6	(47.6)	—
Goodwill impairment	—	(313.0)	(313.0)
Balance at February 1, 2020	423.8	1,559.5	1,983.3
Foreign currency translation adjustments	1.1	—	1.1
Balance at January 30, 2021	$424.9	$1,559.5	$1,984.4
Goodwill is reassigned between segments when previously acquired stores are re-bannered between segments. The goodwill related to previously acquired re-bannered stores in 2020 was not material. In 2019, we reassigned $47.6 million of goodwill from Family Dollar to Dollar Tree as a result of re-bannering. Re-bannered stores are treated as new stores.
Goodwill and other indefinite-lived intangible assets must be evaluated for impairment annually and may also be tested on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual goodwill impairment evaluation in 2020 did not result in impairment. The 2019 and 2018 goodwill impairment evaluations indicated that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in $313.0 million and $2.73 billion non-cash pre-tax and after-tax goodwill impairment charges in the fourth quarters of fiscal 2019 and 2018, respectively, which were recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
Our annual impairment evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2020, 2019 or 2018.
Note 4 - Income Taxes
The provision for income taxes consists of the following:

	Year Ended
	January 30,	February 1,	February 2,
(in millions)	2021	2020	2019
Current taxes:
Federal	$279.5	$210.1	$245.6
State	87.4	52.5	47.8
Foreign	0.2	0.1	0.4
Total current taxes	367.1	262.7	293.8
Deferred taxes:
Federal	32.6	39.2	0.3
State	(3.8)	(5.6)	(12.3)
Foreign	2.0	(24.6)	—
Total deferred taxes	30.8	9.0	(12.0)
Provision for income taxes	$397.9	$271.7	$281.8

A reconciliation of the statutory U.S. federal income tax (benefit) rate and the effective tax rate follows:

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Statutory U.S. federal income tax (benefit) rate	21.0%	21.0%	(21.0)%
Effect of:
State and local income taxes, net of federal income tax benefit	3.2	3.7	3.0
Non-deductible executive compensation	0.4	—	—
Incremental tax expense (benefit) of exercises/vesting of equity-based compensation	0.2	(0.4)	0.1
State tax reserve release	(0.5)	—	—
Work Opportunity Tax Credit	(1.6)	(2.7)	(2.0)
Goodwill impairment	—	6.0	43.7
Deferred tax rate change	—	0.1	—
Change in valuation allowance	—	(2.2)	0.3
Tax Cuts and Jobs Act	—	—	(1.3)
Other, net	0.2	(0.8)	(1.3)
Effective tax rate	22.9%	24.7%	21.5%
Goodwill Impairment
In the fourth quarters of 2019 and 2018, we recorded goodwill impairment charges of $313.0 million and $2.73 billion, respectively, related to the Family Dollar goodwill, as further discussed in Note 3. As the purchase of Family Dollar was a stock acquisition, carryover basis applied for tax purposes. The impairment charges are not deductible for federal or state tax purposes and therefore there is no tax benefit related to the impairments.

Foreign Taxes
United States income taxes have not been provided on accumulated but undistributed earnings of our foreign subsidiaries as we intend to permanently reinvest earnings. We do not consider the tax on the mandatory deemed repatriation of undistributed foreign earnings and profits to be material.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets (liabilities) follow:

(in millions)	January 30, 2021	February 1, 2020
Deferred tax assets:
Operating lease liabilities	$1,658.4	$1,621.8
Accrued expenses	72.9	26.0
Net operating losses, interest expense and credit carryforwards	95.5	102.2
Accrued compensation expense	47.2	31.6
State tax election	17.4	19.3
Other	3.2	2.4
Total deferred tax assets	1,894.6	1,803.3
Valuation allowance	(16.8)	(18.5)
Deferred tax assets, net	1,877.8	1,784.8
Deferred tax liabilities:
Property and equipment	(410.5)	(304.3)
Operating lease right-of-use assets	(1,587.2)	(1,550.1)
Other intangibles	(840.4)	(852.2)
Inventory	(4.8)	(14.4)
Prepaids	(25.2)	(24.1)
Total deferred tax liabilities	(2,868.1)	(2,745.1)
Deferred income taxes, net	$(990.3)	$(960.3)
At January 30, 2021, we had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling $95.5 million. Some of these carryforwards will expire, if not utilized, beginning in 2021 through 2040.
A valuation allowance of $16.8 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards. Since February 1, 2020, the valuation allowance has been decreased to reflect capital loss carryforwards, state credits and net operating losses expected to be utilized over the carryforward period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts and our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which we generate net taxable income.
Uncertain Tax Positions
We are participating in the IRS Compliance Assurance Program (“CAP”) for fiscal 2020 and we have been accepted into the program for fiscal 2021. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our federal tax returns have been examined and all issues have been settled through the fiscal 2019 tax year. Several states completed their examinations during fiscal 2020. In general, fiscal 2017 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to fiscal 2017 for some states. For fiscal 2020, we are participating in the CAP under the IRS’s bridge year program and as a result, the IRS will not be completing an audit on the 2020 tax return.
The balance for unrecognized tax benefits at January 30, 2021 was $22.6 million. The total amount of unrecognized tax benefits at January 30, 2021 that, if recognized, would affect the effective tax rate was $17.9 million (net of the federal tax benefit).

The following is a reconciliation of our total gross unrecognized tax benefits:

(in millions)	January 30, 2021	February 1, 2020
Beginning Balance	$28.9	$35.4
Additions, based on tax positions related to current year	1.2	0.9
Additions for tax positions of prior years	3.4	4.8
Lapses in statutes of limitation	(10.9)	(12.2)
Ending balance	$22.6	$28.9
We believe it is reasonably possible that $6.0 million to $7.0 million of the reserve for uncertain tax positions may be reduced during the next 12 months principally as a result of the effective settlement of outstanding issues. It is also possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. We do not expect any change to have a material impact to our consolidated financial statements.
As of January 30, 2021, we have recorded a liability for potential interest and penalties of $2.6 million.
Note 5 – Commitments and Contingencies
Purchase Obligations
We have commitments totaling $189.8 million related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for its stores.
Letters of Credit
We have $356.5 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $209.6 million was committed to these letters of credit issued for routine purchases of imported merchandise at January 30, 2021.
At January 30, 2021, we also have $98.7 million in standby letters of credit that serve as collateral for our large-deductible insurance programs and expire in fiscal 2021.
Surety Bonds
We have issued various surety bonds that primarily serve as collateral for utility payments at our stores and self-insured insurance programs. These bonds total $96.5 million and are committed through various dates through fiscal 2024.
Contingencies
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
In December 2020, a former store manager brought a class action in California state court alleging we failed to reimburse employees for business expenses and in so failing, engaged in unfair competition.
Actual or threatened California state court lawsuits have been filed against Dollar Tree and Family Dollar for similar employment-related claims brought under Private Attorney General Act (“PAGA”). These cases may allege violations such as failure to provide employees with compliant rest and meal breaks, suitable seating and overtime pay, reimburse business expenses, pay minimum wages for all time worked, provide accurate wage statements, and timely pay wages as well as other potential labor code violations.
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
The consumer dismissed the January 2020 class action that was filed against us in New York relating to Almond Milk sold by us.
Family Dollar Active Matters
In August 2020, a consumer class action was filed against us in New York alleging Smoked Almonds sold by us are mislabeled because the almonds do not go through a smoking process but rather acquire their smoky taste through the use of smoked flavoring. The legal claims include New York consumer protection laws, negligent misrepresentations, breach of warranties, fraud and unjust enrichment.
In late 2019 and early 2020, personal injury and consumer class actions were filed alleging that we sold Zantac containing N- Nitrosodimethylamine, which is classified by the FDA as a probable carcinogen. Although all the suits were dismissed in December, 2020, on February 8, 2021, an Amended Master Personal Injury Complaint was filed against us and other retailers, manufacturers, and distributors alleging unjust enrichment, physical harm, loss of consortium, and death.
In January 2021, a consumer class action was filed against us in Georgia for breach of warranty based on the allegation that the coffee we sold was mislabeled because the canister did not contain enough coffee to make the number of cups of coffee stated on the label.
Please see the description above for talc and PAGA lawsuits against Family Dollar.
Family Dollar Resolved Matters
The court dismissed a January 2017 lawsuit filed as a class action in federal court in Illinois alleging we violated various state consumer fraud laws as well as express and implied warranties by selling a product that purported to contain aloe when it did not.
We have reached a tentative settlement, which will have to be approved by the court, of multiple class actions that were brought under the Americans with Disabilities Act.

Note 6 - Long-Term Debt
Long-term debt at January 30, 2021 and February 1, 2020 consists of the following:

	January 30, 2021		February 1, 2020
(in millions)	Principal	Unamortized Debt Discount and Issuance Costs	Principal	Unamortized Debt Discount, Premium and Issuance Costs
5.00% Senior Notes, due 2021	$—	$—	$300.0	$(2.4)
$1.25 billion Revolving Credit Facility, interest payable at LIBOR, reset periodically, plus 1.125%, which was 1.24% at January 30, 2021	—	5.3	—	7.7
Senior Floating Rate Notes, due 2020	—	—	250.0	0.2
3.70% Senior Notes, due 2023	1,000.0	4.2	1,000.0	5.9
4.00% Senior Notes, due 2025	1,000.0	5.1	1,000.0	6.2
4.20% Senior Notes, due 2028	1,250.0	9.2	1,250.0	10.2
Total	$3,250.0	$23.8	$3,800.0	$27.8
Maturities of long-term debt are as follows (in millions):

2021	2022	2023	2024	2025	Thereafter
$—	$—	$1,000.0	$—	$1,000.0	$1,250.0
Senior Credit Facilities
On April 19, 2018, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, providing for $2.03 billion in senior credit facilities (the “Senior Credit Facilities”), consisting of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), of which up to $350.0 million is available for letters of credit, and a $782.0 million term loan facility (the “Term Loan Facility”), which was scheduled to mature on April 19, 2020. The loans under the Term Loan Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.00%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio. We borrowed the entire $782.0 million Term Loan Facility on April 19, 2018 and repaid the entire amount in January 2019.
The Revolving Credit Facility matures on April 19, 2023, subject to extensions permitted under the Credit Agreement. The loans under the Revolving Credit Facility bore interest at an initial interest rate of LIBOR, reset periodically, plus 1.25%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio. Based on these factors, interest on the loans under the Revolving Credit Facility may range from LIBOR plus 1.00% to 1.50%. At January 30, 2021, the Revolving Credit Facility bore interest at LIBOR plus 1.125%. We pay certain commitment fees in connection with the Revolving Credit Facility. The Senior Credit Facilities allow voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans.
The Senior Credit Facilities contain a number of affirmative and negative covenants that, among other things, and subject to certain significant baskets and exceptions, restrict our ability to incur subsidiary indebtedness, incur liens, sell all or substantially all of our (including our subsidiaries’) assets and consummate certain fundamental changes. The Senior Credit Facilities also contain a maximum rent-adjusted leverage ratio covenant and a minimum fixed charge coverage ratio covenant. The Credit Agreement provides for certain events of default which, if any of them occurs, would permit or require the loans under the Senior Credit Facilities to be declared due and payable and the commitments thereunder to be terminated.
In the first quarter of fiscal 2020, we preemptively drew $750.0 million on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic, all of which was repaid by the end of the third quarter of fiscal 2020.
Senior Notes
On April 19, 2018, we completed the registered offering of $750.0 million aggregate principal amount of Senior Floating Rate Notes due 2020 (the “Floating Rate Notes”), $1.0 billion aggregate principal amount of 3.70% Senior Notes due 2023 (the “2023 Notes”), $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2025 (the “2025 Notes”) and $1.25 billion aggregate principal amount of 4.20% Senior Notes due 2028 (the “2028 Notes” and together with the 2023 Notes and the 2025 Notes, the “Fixed Rate Notes”; and the Fixed Rate Notes together with the Floating Rate Notes, the “Notes”).

The Notes were issued pursuant to an indenture, dated as of April 2, 2018, between us and U.S. Bank National Association, as trustee, as supplemented by the First Supplemental Indenture dated as of April 19, 2018 (the “First Supplemental Indenture”).
The Notes are unsecured, unsubordinated obligations of ours and rank equal in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Notes.
The 2023 Notes mature on May 15, 2023 and bear interest at the rate of 3.70% annually. The 2025 Notes mature on May 15, 2025 and bear interest at the rate of 4.00% annually. The 2028 Notes mature on May 15, 2028 and bear interest at the rate of 4.20% annually. We are required to pay interest on the Fixed Rate Notes semiannually, in arrears, on May 15 and November 15 of each year, beginning on November 15, 2018, to holders of record on the preceding May 1 and November 1, respectively. The Floating Rate Notes matured on April 17, 2020 and bore interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. We were required to pay interest on the Floating Rate Notes quarterly, in arrears, on January 17, April 17, July 17 and October 17 of each year, beginning on July 17, 2018, to holders of record on the preceding January 3, April 3, July 3 and October 3, respectively.
We may redeem the Fixed Rate Notes of each series in whole or in part, at our option, at any time and from time to time prior to (i) in the case of the 2023 Notes, April 15, 2023, (ii) in the case of the 2025 Notes, March 15, 2025 and (iii) in the case of the 2028 Notes, February 15, 2028 (each such date with respect to the applicable series, the “Applicable Par Call Date”), in each case, at a “make-whole” price described in the First Supplemental Indenture plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, on or after the Applicable Par Call Date, we may redeem the Fixed Rate Notes of the applicable series, at any time in whole or from time to time in part, at a redemption price equal to 100% of the principal amount thereof.
In the event of a Change of Control Triggering Event, as defined in the indenture, with respect to any series, the holders of the Notes of such series may require us to purchase for cash all or a portion of their Notes of such series at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. The indenture limits our ability and that of our subsidiaries, subject to significant baskets and exceptions, to incur certain secured debt. The First Supplemental Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable, as applicable.
Upon the acquisition of Family Dollar in 2015, we assumed the liability for $300.0 million of 5.00% Senior Notes that were due February 1, 2021.
Repayments of Long-term Debt
During the first quarter of 2018, we redeemed our $750.0 million acquisition notes and accelerated the amortization of debt-issuance costs associated with the notes of $6.1 million, which is included in “Interest expense, net” within the accompanying consolidated statements of operations for the year ended February 2, 2019.
In connection with entry into the Credit Agreement and the offering of the Notes discussed above, we used the proceeds of borrowings under the Senior Credit Facilities, together with the net proceeds from the offering of the Notes and cash on hand to repay the $2.2 billion then outstanding under our existing senior secured credit facilities and to redeem the remaining $2.5 billion then outstanding under our acquisition debt. This resulted in the acceleration of the expensing of $41.2 million of amortizable non-cash deferred financing costs and our incurring $114.3 million in prepayment penalties, which are reflected in “Interest expense, net” within the accompanying consolidated statements of operations for the year ended February 2, 2019.
In the fourth quarter of 2019, we prepaid $500.0 million of our $750.0 million Floating Rate Notes and we repaid the remaining $250.0 million outstanding in the first quarter of 2020.
In the fourth quarter of 2020, we repaid the $300.0 million 5.00% Senior Notes.
Debt Covenants
As of January 30, 2021, we were in compliance with our debt covenants.

Note 7 - Leases
The lease cost for operating leases that was recognized in the accompanying consolidated statements of operations was as follows:

	Year Ended
(in millions)	January 30, 2021	February 1, 2020
Operating lease cost	$1,551.2	$1,520.5
Variable lease cost	391.4	375.9
Short-term lease cost	9.7	14.8
Total lease cost*	$1,952.3	$1,911.2

*Excludes sublease income, which is immaterial
As previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2019 and in accordance with ASC 840, rental expense for the year ended February 2, 2019 was $1,411.3 million.
As of January 30, 2021, maturities of lease liabilities were as follows:

(in millions)
2021	$1,467.5
2022	1,372.0
2023	1,159.0
2024	939.9
2025	706.3
Thereafter	1,578.0
Total undiscounted lease payments	7,222.7
Less interest	809.0
Present value of lease liabilities	$6,413.7
The future lease payments above exclude $236.8 million of legally binding minimum lease payments for leases signed but not yet commenced as of January 30, 2021.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is as follows:

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (years)	6.1	6.4
Weighted-average discount rate	3.9%	4.3%
The following represents supplemental information pertaining to our operating lease arrangements:

	Year Ended
(in millions)	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,519.4	$1,433.4
Right-of-use assets obtained in exchange for new operating lease liabilities	1,440.2	1,286.1
Distribution Center Lease and Related Bonds
In May 2017, we entered into a long-term property lease (“Missouri Lease”) which includes land and the construction of a 1.2 million square foot distribution center in Warrensburg, Missouri (“Distribution Center Project”). The Distribution Center Project was completed in 2018 and our investment in the project of $96.9 million as of January 30, 2021 is reflected in “Property, plant and equipment, net.” The Missouri Lease commenced upon its execution in May 2017 and expires on December 1, 2032. We have two options to extend the Missouri Lease term for up to a combined additional ten years. Following the expiration of the lease, the property reverts back to us.

In addition to being a party to the Missouri Lease, we are also the owner of bonds which were issued in May 2017, are secured by the Missouri Lease and expire December 1, 2032 (“Missouri Bonds”). The Missouri Bonds are debt issued by the lessor in the Missouri Lease. Therefore, we hold the debt instrument pertaining to our Missouri Lease obligation. Because a legal right of offset exists, we are accounting for the Missouri Bonds as a reduction of our Missouri Lease obligation in the accompanying consolidated balance sheets.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We review certain store assets for evidence of impairment. The fair values are determined based on the income approach, in which we utilize internal cash flow projections over the life of the underlying lease agreements discounted based on our risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to Note 1 under the caption “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” for information regarding the impairment charges recorded in fiscal 2020, 2019 and 2018.
Our indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. See Note 3 for further information regarding the process of determining the fair value of these assets.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	January 30, 2021		February 1, 2020
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,654.4	$3,231.5	$4,064.5	$3,779.9
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of our Revolving Credit Facility approximates its fair value because the interest rates vary with market interest rates.

Note 9 - Shareholders’ Equity
Preferred Stock
We are authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at January 30, 2021 and February 1, 2020.
Net Income (Loss) Per Share
The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Year Ended
	January 30,	February 1,	February 2,
(in millions, except per share data)	2021	2020	2019
Basic net income (loss) per share:
Net income (loss)	$1,341.9	$827.0	$(1,590.8)
Weighted average number of shares outstanding	236.4	237.2	237.9
Basic net income (loss) per share	$5.68	$3.49	$(6.69)
Diluted net income (loss) per share:
Net income (loss)	$1,341.9	$827.0	$(1,590.8)
Weighted average number of shares outstanding	236.4	237.2	237.9
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.9	1.1	—
Weighted average number of shares and dilutive potential shares outstanding	237.3	238.3	237.9
Diluted net income (loss) per share	$5.65	$3.47	$(6.69)
At January 30, 2021 and February 1, 2020, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding. As a result of the net loss for the year ended February 2, 2019, diluted net income (loss) per share excludes the impact of stock options and restricted stock (as determined by applying the treasury stock method) because the effect would be anti-dilutive.
Share Repurchase Programs
We repurchased 3,982,478 shares of common stock on the open market for $400.0 million in fiscal 2020 and we repurchased 1,967,355 shares of common stock on the open market for $200.0 million in fiscal 2019. We did not repurchase any shares of common stock in fiscal 2018. At January 30, 2021, we had $400.0 million remaining under Board repurchase authorization.
Subsequently, on March 2, 2021, the Board increased the share repurchase authorization by $2.0 billion resulting in a total share repurchase authorization of $2.4 billion.
Note 10 – Employee Benefit Plans
Dollar Tree Retirement Savings Plan
We maintain a defined contribution profit sharing and 401(k) plan which is available to all full-time, United States-based employees over 21 years of age. Eligible employees may make elective salary deferrals. We may make contributions, at our discretion, to eligible employees who have completed one year of service in which they have worked at least 1,000 hours.

Contributions to and reimbursements by us of expenses of the plan were recorded in the accompanying consolidated statements of operations as follows:

	Year Ended
	January 30,	February 1,	February 2,
(in millions)	2021	2020	2019
Cost of sales	$7.4	$8.1	$8.7
Selling, general and administrative expenses	19.0	17.0	32.7
Total	$26.4	$25.1	$41.4

Eligible employees vest in our profit sharing contributions based on the following schedule:

•	20% after two years of service
•	40% after three years of service
•	60% after four years of service
•	100% after five years of service
All eligible employees are immediately vested in any company match contributions under the 401(k) portion of the plan.
Note 11 - Stock-Based Compensation Plans
Fixed Stock-Based Compensation Plans
Under our 2011 Omnibus Incentive Plan (“Omnibus Plan”), we may grant to our employees, including executive officers and independent contractors, up to 4.0 million shares of our Common Stock plus any shares available under former plans which were previously approved by the shareholders. The Omnibus Plan permits us to grant equity awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance bonuses, performance share units (“PSUs”), non-employee director stock options and other equity-related awards. These awards generally vest over a three-year period with a maximum term of 10 years. No awards may be granted under the Omnibus Plan after March 16, 2021.
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
Any restricted stock, RSUs or PSUs awarded are subject to certain general restrictions. The restricted stock shares or units may not be sold, transferred, pledged or disposed of until the restrictions on the shares or units have lapsed or have been removed under the provisions of the plan. In addition, if a holder of restricted shares or units ceases to be employed by us, any shares or units in which the restrictions have not lapsed will be forfeited.
The 2013 Director Deferred Compensation Plan permits any of our directors who receive a retainer or other fees for Board or Board committee service to defer all or a portion of such fees until a future date, at which time they may be paid in cash or shares of our common stock, or receive all or a portion of such fees in non-statutory stock options. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. If a director elects to be paid in common stock, the number of shares will be determined by dividing the deferred fee amount by the closing market price of a share of our common stock on the date of deferral. The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of our common stock. The exercise price will equal the fair market value of our common stock at the date the option is issued. The options are fully vested when issued and have a term of 10 years.
In conjunction with the acquisition of Family Dollar in 2015, we assumed the Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan permitted the granting of a variety of compensatory award types, including stock options and performance share rights.
Total stock-based compensation expense was recorded in the accompanying consolidated statements of operations as follows:

	Year Ended
	January 30,	February 1,	February 2,
(in millions)	2021	2020	2019
Cost of sales	$15.4	$12.9	$12.1
Selling, general and administrative expenses	68.5	48.5	51.2
Total stock-based compensation expense	$83.9	$61.4	$63.3
Excess tax benefit (deficit) on stock-based compensation recognized in the Provision for income taxes	$(2.8)	$3.8	$(1.3)
Restricted Stock
We issue service-based RSUs to employees and officers and issue PSUs to certain of our officers. We recognize expense based on the estimated fair value of the RSUs or PSUs granted over the requisite service period, which is generally three years, on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs and PSUs is determined using our closing stock price on the date of grant.

Service-Based RSUs
The following table summarizes the status of service-based RSUs as of January 30, 2021 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	1,049,081	$95.17
Granted	850,132	73.24
Vested	(533,032)	91.05
Forfeited	(100,965)	82.78
Nonvested at January 30, 2021	1,265,216	$83.16
The total fair value of the service-based restricted shares vested during the years ended January 30, 2021, February 1, 2020 and February 2, 2019 was $48.5 million, $55.5 million and $50.2 million, respectively. The weighted average grant date fair value of the RSUs granted in 2020, 2019 and 2018 was $73.24, $103.55 and $94.30, respectively. As of January 30, 2021, there was $53.5 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 1.4 years.
PSUs
The following table summarizes the status of PSUs as of January 30, 2021 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2020	320,500	$99.29
Granted	428,377	74.46
Vested	(221,876)	88.12
Forfeited	(103,729)	85.84
Nonvested at January 30, 2021	423,272	$82.67
The total fair value of the PSUs vested during the years ended January 30, 2021, February 1, 2020 and February 2, 2019 was $19.6 million, $3.3 million and $4.2 million, respectively. The weighted average grant date fair value of the PSUs granted in 2020, 2019 and 2018 was $74.46, $103.71 and $94.90, respectively. As of January 30, 2021, there was $17.2 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of one year.
Stock Options
Stock options are valued using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the requisite service period. Options granted in 2020, 2019 and 2018 are immaterial.
Certain of our directors elected to defer their compensation into stock options under the 2013 Director Deferred Compensation Plan. These options vest immediately and are expensed on the grant date.
The following tables summarize information about options outstanding at January 30, 2021 and changes during the year then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of period	205,893	$76.87
Granted	6,412	89.77
Exercised	(94,890)	74.19
Forfeited	(358)	76.97
Outstanding, end of period	117,057	$79.75	4.4	$2.6
Options vested and exercisable at January 30, 2021	117,057	$79.75	4.4	$2.6

The intrinsic value of options exercised during 2020, 2019 and 2018 was $0.9 million, $1.6 million and $12.3 million, respectively.
Note 12 – Segments and Disaggregated Revenue
We operate a chain of more than 15,600 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our CODM regularly reviews to analyze performance and allocate resources.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and Other consists primarily of store support center costs that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments. These costs include operating expenses for our store support centers in Chesapeake, Virginia and Matthews, North Carolina. During fiscal 2019, we consolidated our Matthews, North Carolina store support center with our store support center in Chesapeake, Virginia. Corporate, support and Other also includes the results of operations for our Summit Pointe property in Chesapeake, Virginia. Amounts for the years ended February 1, 2020 and February 2, 2019 have been reclassified to be comparable to the current year presentation.
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income (loss) before income taxes, is as follows:

	Year Ended
	January 30,	February 1,	February 2,
(in millions)	2021	2020	2019
Consolidated Statements of Operations Data:
Net sales:
Dollar Tree	$13,265.0	$12,507.9	$11,712.1
Family Dollar	12,243.4	11,102.9	11,111.2
Corporate, support and Other	0.9	—	—
Consolidated Net sales	$25,509.3	$23,610.8	$22,823.3

Gross profit:
Dollar Tree	$4,543.8	$4,342.9	$4,137.5
Family Dollar	3,243.6	2,697.8	2,810.0
Corporate, support and Other	0.9	—	—
Consolidated Gross profit	$7,788.3	$7,040.7	$6,947.5

Operating income (loss):
Dollar Tree	$1,598.0	$1,670.2	$1,657.4
Family Dollar	655.6	(74.9)	(2,312.8)
Corporate, support and Other	(365.7)	(333.1)	(284.1)
Consolidated Operating income (loss)	1,887.9	1,262.2	(939.5)
Interest expense, net	147.3	162.1	370.0
Other expense (income), net	0.8	1.4	(0.5)
Income (loss) before income taxes	$1,739.8	$1,098.7	$(1,309.0)

Depreciation and amortization expense:
Dollar Tree	$302.3	$277.7	$254.0
Family Dollar	352.6	337.9	345.3
Corporate, support and Other	31.8	30.1	22.1
Consolidated depreciation and amortization expense	$686.7	$645.7	$621.4

	As of
	January 30,	February 1,
(in millions)	2021	2020
Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$424.9	$423.8
Family Dollar	1,559.5	1,559.5
Consolidated Goodwill	$1,984.4	$1,983.3

Total assets:
Dollar Tree	$8,669.3	$7,694.0
Family Dollar	11,562.2	11,484.9
Corporate, support and Other	464.5	395.7
Consolidated Total assets	$20,696.0	$19,574.6

Additions to property, plant and equipment:
Dollar Tree	$470.4	$547.5
Family Dollar	362.1	425.2
Corporate, support and Other	66.3	62.1
Consolidated additions to property, plant and equipment	$898.8	$1,034.8
Goodwill is reassigned between segments when previously acquired stores are re-bannered between segments. The goodwill related to previously acquired re-bannered stores in 2020 was not material. In 2019, we reassigned $47.6 million of goodwill from Family Dollar to Dollar Tree as a result of re-bannering. In addition, in the fourth quarters of 2019 and 2018, we recorded goodwill impairment charges of $313.0 million and $2.73 billion, respectively, to write down the Family Dollar goodwill. Refer to Note 3 for additional detail regarding impairment of the Family Dollar goodwill.
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	Year Ended
	January 30,		February 1,		February 2,
(in millions)	2021		2020		2019
Dollar Tree segment net sales by merchandise category:
Consumable	$6,407.0	48.3%	$6,155.3	49.2%	$5,703.8	48.7%
Variety	6,194.8	46.7%	5,732.1	45.8%	5,457.8	46.6%
Seasonal	663.2	5.0%	620.5	5.0%	550.5	4.7%
Total Dollar Tree segment net sales	$13,265.0	100.0%	$12,507.9	100.0%	$11,712.1	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$9,367.8	76.5%	$8,604.7	77.5%	$8,466.7	76.2%
Home products	1,078.1	8.8%	866.0	7.8%	911.1	8.2%
Apparel and accessories	690.1	5.6%	644.0	5.8%	700.0	6.3%
Seasonal and electronics	1,107.4	9.1%	988.2	8.9%	1,033.4	9.3%
Total Family Dollar segment net sales	$12,243.4	100.0%	$11,102.9	100.0%	$11,111.2	100.0%

Note 13 - Quarterly Financial Information (Unaudited)
The following table sets forth certain items from our unaudited consolidated statements of operations for each quarter of fiscal year 2020 and 2019. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(dollars in millions, except diluted net income per share data)	First Quarter[1]	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2020:
Net sales	$6,286.8	$6,277.6	$6,177.0	$6,767.9
Gross profit	$1,794.9	$1,916.2	$1,924.4	$2,152.8
Operating income	$365.9	$374.9	$465.5	$681.6
Net income	$247.6	$261.5	$330.0	$502.8
Diluted net income per share	$1.04	$1.10	$1.39	$2.13
Stores open at end of quarter	15,370	15,479	15,606	15,685
Comparable store net sales change[2]	7.0%	7.2%	5.1%	4.9%
Fiscal 2019:
Net sales	$5,808.7	$5,740.6	$5,746.2	$6,315.3
Gross profit	$1,727.2	$1,648.5	$1,704.5	$1,960.5
Operating income[3,4]	$385.5	$268.9	$358.4	$249.4
Net income[3,4,5]	$267.9	$180.3	$255.8	$123.0
Diluted net income per share[3,4,5]	$1.12	$0.76	$1.08	$0.52
Stores open at end of quarter	15,264	15,115	15,262	15,288
Comparable store net sales change[2]	2.2%	2.4%	2.5%	0.4%
______________
1 Easter was observed on April 12, 2020 and April 21, 2019.
2 The comparable store net sales change calculation includes only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation.
3 In 2019, the results of the annual goodwill impairment test showed that the fair value of the Family Dollar reporting unit was lower than its carrying value, resulting in a $313.0 million non-cash pre-tax and after-tax goodwill impairment charge in the fourth quarter of fiscal 2019. This goodwill impairment charge reduced diluted net income per share by $1.32 per share in the fourth quarter of 2019.
4 In the fourth quarter of 2019, we recorded an $18.0 million charge to our litigation reserve. The recognition of this liability reduced diluted net income per share in the fourth quarter of 2019 by $0.06.
5 In the fourth quarter of 2019, we evaluated our foreign net operating loss carryforwards and determined that we expect to utilize the carryforwards for which we previously had provided a valuation allowance. The reduction of the valuation allowance increased net income and diluted net income per share in the fourth quarter of 2019 by $24.6 million and $0.10 per share, respectively.

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
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 30, 2021, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our management has concluded that, as of January 30, 2021, our internal control over financial reporting is effective.
Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.
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
Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 16, 2021

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree, Inc.’s Proxy Statement relating to our 2021 Annual Meeting (“Proxy Statement”), under the captions “Director Biographies” and “Executive Officers.”
To the extent disclosure of any delinquent report under Section 16(a) of the Securities Exchange Act of 1934 is made by us, such disclosure will be set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement, which is incorporated herein by reference.
The information concerning our audit committee and audit committee financial experts required by this Item is incorporated herein by reference to the Proxy Statement, under the caption “The Board and Its Committees.”
The information concerning our code of ethics required by this Item is incorporated by reference to the Proxy Statement, under the caption “Code of Ethics.”
Item 11. Executive Compensation
Information set forth in the Proxy Statement under the caption “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Pay Ratio Disclosure” with respect to executive compensation, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table summarizes information regarding shares issuable as of January 30, 2021, under our equity compensation plans, including the number of shares of common stock subject to options, restricted stock units, deferred shares and other rights granted to employees, consultants and members of our Board of Directors; the weighted-average exercise price of outstanding options; and the number of shares remaining available for future award grants under these plans. Additional information regarding our equity compensation plans can be found in Note 11 to our consolidated financial statements.

Equity compensation plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders[1]	1,854,600	$97.47	19,062,707
Plans not approved by security holders[2]	—	—	—
______________
(a)Amounts represent outstanding options, restricted stock units and deferred (“phantom”) shares as of January 30, 2021.
(b)Not included in the calculation of weighted-average exercise price are (i) 1,688,488 restricted stock units and (ii) 150,197 director deferred shares.
(c)Amounts represent shares remaining available for future awards under all of our equity-based plans, including shares remaining under our 2011 Omnibus Incentive Plan, our 2015 Employee Stock Purchase Plan and our 2013 Director Deferred Compensation Plan. Out of the 19,062,707 shares remaining available for future issuance, 2,707,188 represent the number of shares remaining available for future issuance under our Employee Stock Purchase Plan as of January 30, 2021. No awards may be granted under the Omnibus Plan after March 16, 2021.
1Equity-based plans approved by our shareholders include: the 2013 Director Deferred Compensation Plan, the 2015 Employee Stock Purchase Plan (which replaced a predecessor plan), and the 2011 Omnibus Incentive Plan (which replaced the 2003 Equity Incentive Plan and the 2004 Executive Officer Equity Plan).
2Does not include 101,142 shares to be issued upon the exercise of options with a weighted-average exercise price of $76.97 that were granted under the Family Dollar 2006 Incentive Plan and assumed by us in connection with our merger with Family Dollar.

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
The information concerning the independence of our directors required by this Item is incorporated by reference to the Proxy Statement under the caption “Board Governance - Independence.”
Item 14. Principal Accountant Fees and Services
Information set forth in the Proxy Statement under the caption “Ratification of Appointment of Independent Auditors,” is incorporated herein by reference.
PART IV
Item 15. Exhibit and Financial Statement Schedules
1.Documents filed as part of this report:
1.Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8 of this Form 10-K.
2.    Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the Consolidated Financial Statements, and therefore have been omitted.
3.Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended By-Laws of Dollar Tree, Inc., effective December 3, 2020	8-K	3.1	12/3/2020
4.1		Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1		Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018
4.2.2		First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018
4.3		Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.3	3/20/2020
10.1	*	Form of Change in Control Retention Agreement, to be executed between Dollar Tree Stores, Inc. and the Chief Executive Officer; Chief Financial Officer; Sr. Vice President, Stores; Chief Merchandising Officer; Chief Logistics Officer; Chief People Officer; and Chief Information Officer	8-K	10.1	3/20/2007
10.2	*	Policy for director compensation (as described under the caption “Director Compensation”)	DEF 14A	N/A	4/24/2020
10.3.1	*	Change in Control Retention Agreement between Dollar Tree, Inc. and Kevin Wampler, Chief Financial Officer	8-K	10.1	12/5/2008
10.3.2	*	Amendment to Change in Control Retention Agreement between Dollar Tree, Inc. and Kevin Wampler, Chief Financial Officer	8-K	10.1	10/11/2011
10.4	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan	10-Q	10.1	5/19/2011
10.5.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.5.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.5.3	*	2011 Omnibus Incentive Plan, as amended and restated effective June 12, 2019	10-Q	10.1	8/29/2019
10.6	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.7	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.8	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-K	10.32	3/27/2019
10.9	*	Form of Performance Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.33	3/27/2019
10.10	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.34	3/27/2019
10.11	*	Change in Control Retention Agreement between Dollar Tree, Inc. and David Jacobs, Chief Strategy Officer	10-Q	10.2	8/16/2012
10.12	*	Change in Control Retention Agreement between Dollar Tree, Inc. and William A. Old, Jr, Chief Legal Officer	10-Q	10.2	8/22/2013
10.13	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.14	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.15	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.16	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
10.17		Credit Agreement, dated as of April 19, 2018, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto	8-K	10.1	4/20/2018
10.18	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/29/2018
10.19	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/29/2018
10.20	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-Q	10.1	5/28/2020
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101		The following financial statements from our Form 10-K for the fiscal year ended January 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements				X
104		The cover page from our Form 10-K for the fiscal year ended January 30, 2021, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	March 16, 2021	By:	/s/ Michael A. Witynski
Michael A. Witynski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Witynski
Michael A. Witynski	President and Chief Executive Officer; Director	March 16, 2021
(principal executive officer)

/s/ Bob Sasser
Bob Sasser	Executive Chairman; Director	March 16, 2021

/s/ Gregory M. Bridgeford
Gregory M. Bridgeford	Lead Independent Director	March 16, 2021

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 16, 2021

/s/ Thomas W. Dickson
Thomas W. Dickson	Director	March 16, 2021

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 16, 2021

/s/ Kathleen E. Mallas
Kathleen E. Mallas	Senior Vice President - Principal Accounting Officer	March 16, 2021
(principal accounting officer)

/s/ Jeffrey Naylor
Jeffrey Naylor	Director	March 16, 2021

/s/ Winnie Park
Winnie Park	Director	March 16, 2021

/s/ Thomas A. Saunders III
Thomas A. Saunders III	Director	March 16, 2021

/s/ Stephanie Stahl
Stephanie Stahl	Director	March 16, 2021

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 16, 2021
(principal financial officer)

/s/ Carrie A. Wheeler
Carrie A. Wheeler	Director	March 16, 2021

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 16, 2021

/s/ Dr. Carl P. Zeithaml
Dr. Carl P. Zeithaml	Director	March 16, 2021