Form 10-Q
period 2021-05-01
DOLLAR TREE, INC.
filed 2021-05-27
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
As of May 25, 2021, there were 231,953,872 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 1, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(in millions, except per share data)	2021	2020
Net sales	$6,476.8	$6,286.8
Other revenue	2.9	—
Total revenue	6,479.7	6,286.8
Cost of sales	4,512.7	4,491.9
Selling, general and administrative expenses	1,447.1	1,429.0
Operating income	519.9	365.9
Interest expense, net	33.0	40.2
Other expense, net	—	0.5
Income before income taxes	486.9	325.2
Provision for income taxes	112.4	77.6
Net income	$374.5	$247.6
Basic net income per share	$1.61	$1.05
Diluted net income per share	$1.60	$1.04
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(in millions)	2021	2020
Net income	$374.5	$247.6

Foreign currency translation adjustments	5.0	(8.0)

Total comprehensive income	$379.5	$239.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,473.9	$1,416.7	$1,755.1
Merchandise inventories	3,604.6	3,427.0	3,198.5
Other current assets	226.4	207.1	211.8
Total current assets	5,304.9	5,050.8	5,165.4
Property, plant and equipment, net of accumulated depreciation of $4,917.2, $4,765.0 and $4,333.0, respectively	4,182.4	4,116.3	3,964.8
Restricted cash	46.9	46.9	46.9
Operating lease right-of-use assets	6,356.5	6,324.1	6,147.0
Goodwill	1,985.6	1,984.4	1,981.4
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	24.4	23.2	23.3
Other assets	50.0	50.3	43.0
Total assets	$21,050.7	$20,696.0	$20,471.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,050.0
Current portion of operating lease liabilities	1,355.6	1,348.2	1,265.0
Accounts payable	1,520.7	1,480.5	1,336.9
Income taxes payable	169.5	86.3	84.2
Other current liabilities	856.4	815.3	768.1
Total current liabilities	3,902.2	3,730.3	4,504.2
Long-term debt, net, excluding current portion	3,227.8	3,226.2	3,223.3
Operating lease liabilities, long-term	5,099.2	5,065.5	4,885.2
Deferred income taxes, net	1,035.7	1,013.5	1,037.7
Income taxes payable, long-term	23.7	22.6	30.2
Other liabilities	350.8	352.6	270.6
Total liabilities	13,639.4	13,410.7	13,951.2
Commitments and contingencies (Note 2)
Shareholders’ equity	7,411.3	7,285.3	6,520.6
Total liabilities and shareholders’ equity	$21,050.7	$20,696.0	$20,471.8

Common shares outstanding	231.8	233.4	237.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended May 1, 2021
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 30, 2021	233.4	$2.3	$2,138.5	$(35.2)	$5,179.7	$7,285.3
Net income	—	—	—	—	374.5	374.5
Total other comprehensive income	—	—	—	5.0	—	5.0
Issuance of stock under Employee Stock Purchase Plan	0.1	—	3.8	—	—	3.8
Exercise of stock options	—	—	0.2	—	—	0.2
Stock-based compensation, net	0.5	—	(7.5)	—	—	(7.5)
Repurchase of stock	(2.2)	—	(250.0)	—	—	(250.0)
Balance at May 1, 2021	231.8	$2.3	$1,885.0	$(30.2)	$5,554.2	$7,411.3

	13 Weeks Ended May 2, 2020
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 1, 2020	236.7	$2.4	$2,454.4	$(39.8)	$3,837.8	$6,254.8
Net income	—	—	—	—	247.6	247.6
Total other comprehensive loss	—	—	—	(8.0)	—	(8.0)
Issuance of stock under Employee Stock Purchase Plan	—	—	3.0	—	—	3.0
Exercise of stock options	0.1	—	6.7	—	—	6.7
Stock-based compensation, net	0.4	—	16.5	—	—	16.5
Balance at May 2, 2020	237.2	$2.4	$2,480.6	$(47.8)	$4,085.4	$6,520.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$374.5	$247.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172.7	165.5
Provision for deferred income taxes	22.0	52.7
Stock-based compensation expense	31.8	32.6
Amortization of debt discount and debt-issuance costs	1.6	1.1
Other non-cash adjustments to net income	1.2	2.0
Changes in operating assets and liabilities	(47.6)	457.5
Net cash provided by operating activities	556.2	959.0
Cash flows from investing activities:
Capital expenditures	(224.9)	(235.8)
Proceeds from governmental grant	2.3	—
Payments for fixed asset disposition	(0.2)	(0.1)
Net cash used in investing activities	(222.8)	(235.9)
Cash flows from financing activities:
Principal payments for long-term debt	—	(250.0)
Proceeds from revolving credit facility	—	750.0
Proceeds from stock issued pursuant to stock-based compensation plans	4.0	9.7
Cash paid for taxes on exercises/vesting of stock-based compensation	(39.3)	(16.1)
Payments for repurchase of stock	(241.3)	—
Net cash provided by (used in) financing activities	(276.6)	493.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.7)
Net increase in cash, cash equivalents and restricted cash	57.2	1,216.0
Cash, cash equivalents and restricted cash at beginning of period	1,463.6	586.0
Cash, cash equivalents and restricted cash at end of period	$1,520.8	$1,802.0
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$0.3	$3.2
Income taxes	$6.3	$2.9
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$368.3	$261.0
Accrued capital expenditures	$51.1	$54.2
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended January 30, 2021. The results of operations for the 13 weeks ended May 1, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2022.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of May 1, 2021 and May 2, 2020 and the results of our operations and cash flows for the periods presented. The January 30, 2021 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
Dollar Tree Resolved Matters
In December 2020, a former store manager brought a class action in California state court alleging we failed to reimburse employees for business expenses and in so failing, engaged in unfair competition. The case has been resolved on a single plaintiff basis.

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
In late 2019 and early 2020, personal injury and consumer class actions were filed alleging that we sold Zantac containing N- Nitrosodimethylamine, which is classified by the FDA as a probable carcinogen. Although all the suits were dismissed in December 2020, on February 8, 2021, an Amended Master Personal Injury Complaint was filed against us and other retailers, manufacturers, and distributors alleging unjust enrichment, physical harm, loss of consortium, and death.
In January and April 2021, state-wide consumer class actions were filed against us by the same law firm in Georgia and Alabama, respectively, for breach of warranty based on the allegation that the coffee we sold was mislabeled because the canisters did not contain enough coffee to make the number of cups of coffee stated on the label.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any significant impairment charges during the 13 weeks ended May 1, 2021 and May 2, 2020.

Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	May 1, 2021		January 30, 2021		May 2, 2020
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,581.9	$3,232.5	$3,654.4	$3,231.5	$3,764.9	$3,530.5
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of our Revolving Credit Facility approximates its fair value because the interest rates vary with market interest rates.

Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	May 1,	May 2,
(in millions, except per share data)	2021	2020
Basic net income per share:
Net income	$374.5	$247.6
Weighted average number of shares outstanding	233.2	236.9
Basic net income per share	$1.61	$1.05
Diluted net income per share:
Net income	$374.5	$247.6
Weighted average number of shares outstanding	233.2	236.9
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.2	0.5
Weighted average number of shares and dilutive potential shares outstanding	234.4	237.4
Diluted net income per share	$1.60	$1.04
For the 13 weeks ended May 1, 2021 and May 2, 2020, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 5 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 11 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended January 30, 2021. Stock-based compensation expense was $31.8 million and $32.6 million during the 13 weeks ended May 1, 2021 and May 2, 2020, respectively.
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
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of May 1, 2021 and changes during the 13 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	1,265,216	$83.16
Granted	625,097	109.04
Vested	(574,719)	87.08
Forfeited	(31,160)	90.20
Nonvested at May 1, 2021	1,284,434	$93.83

PSUs
The following table summarizes the status of PSUs as of May 1, 2021 and changes during the 13 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	423,272	$82.67
Granted	422,524	95.04
Vested	(182,812)	77.40
Forfeited	(40,300)	94.90
Nonvested at May 1, 2021	622,684	$91.82
Note 6 - Shareholders’ Equity
We repurchased 2,150,572 shares of common stock on the open market for approximately $250.0 million during the 13 weeks ended May 1, 2021. Approximately $8.7 million in share repurchases had not settled as of May 1, 2021. This amount was accrued and is reflected in “Other current liabilities” within the accompanying unaudited condensed consolidated balance sheet as of May 1, 2021. We did not repurchase any shares of common stock in the 13 weeks ended May 2, 2020. As of May 1, 2021, we have $2.15 billion remaining under Board repurchase authorization.
Note 7 - Segments and Disaggregated Revenue
We operate a chain of more than 15,700 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.00. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 15 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and 11 distribution centers. The Family Dollar segment Operating income includes advertising revenue, which is a component of Other revenue in the accompanying unaudited condensed consolidated income statements.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and Other consists primarily of store support center costs that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments. These costs include operating expenses for our store support center and the results of operations for our Summit Pointe property in Chesapeake, Virginia.
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended
	May 1,	May 2,
(in millions)	2021	2020
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,321.3	$3,077.5
Family Dollar	3,155.5	3,209.3
Consolidated Net sales	$6,476.8	$6,286.8

	13 Weeks Ended
	May 1,	May 2,
(in millions)	2021	2020
Condensed Consolidated Income Statement Data:
Gross profit:
Dollar Tree	$1,118.3	$980.7
Family Dollar	845.8	814.2
Consolidated Gross profit	$1,964.1	$1,794.9

Operating income (loss):
Dollar Tree	$400.3	$282.0
Family Dollar	211.4	175.5
Corporate, support and Other	(91.8)	(91.6)
Consolidated Operating income	519.9	365.9
Interest expense, net	33.0	40.2
Other expense, net	—	0.5
Income before income taxes	$486.9	$325.2

	As of
	May 1,	January 30,	May 2,
(in millions)	2021	2021	2020
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$426.1	$424.9	$421.9
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated Goodwill	$1,985.6	$1,984.4	$1,981.4

Total assets:
Dollar Tree	$8,963.8	$8,669.3	$8,504.7
Family Dollar	11,611.0	11,562.2	11,540.7
Corporate, support and Other	475.9	464.5	426.4
Consolidated Total assets	$21,050.7	$20,696.0	$20,471.8

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended
	May 1,		May 2,
(in millions)	2021		2020
Dollar Tree segment net sales by merchandise category:
Consumable	$1,584.3	47.7%	$1,686.5	54.8%
Variety	1,627.4	49.0%	1,311.0	42.6%
Seasonal	109.6	3.3%	80.0	2.6%
Total Dollar Tree segment net sales	$3,321.3	100.0%	$3,077.5	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,373.5	75.2%	$2,532.1	78.9%
Home products	301.0	9.5%	272.8	8.5%
Apparel and accessories	205.2	6.5%	154.1	4.8%
Seasonal and electronics	275.8	8.8%	250.3	7.8%
Total Family Dollar segment net sales	$3,155.5	100.0%	$3,209.3	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•The effect of higher costs and delays in importing merchandise from Asia, the capacity of our distribution centers to transport delayed goods to the stores on an expedited basis given current labor shortages, and the potential impact on our sales and merchandise margin;
•The reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from Asia and higher cost domestic goods;
•Our expectations regarding cost increases, including additional costs in fiscal 2021 as a result of higher shipping and domestic freight and fuel costs, increases in the minimum wage by States and localities, potential federal legislation increasing the minimum wage, and proposals to raise federal corporate tax rates;
•The potential effect of general business or economic conditions on our business including the direct and indirect effects of the COVID-19 pandemic, inflation, labor shortages, consumer spending levels, unemployment, the physical and financial health of our customers, the effectiveness and duration of government assistance programs to individuals, households and businesses to support consumer spending, and increased expenses for higher wages and bonuses paid to associates;
•Our expectations regarding reductions in COVID-19-related expenses and the level of shrink in fiscal 2021;
•Our seasonal and weekly sales patterns and customer demand including those relating to the important holiday selling seasons;
•Our plans to renovate existing Family Dollar stores and build new stores in the H2 store format, including an increase in the number of stores with adult beverages, and the performance of that format on our results of operations;
•Our plans relating to new store openings and new store concepts such as Dollar Tree Plus! and our Combination Store format; and
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including the proceeding by the Food and Drug Administration).
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, or financial performance:
•Our profitability is vulnerable to cost increases such as wages and operating costs.
•We may continue to encounter higher costs in our supply chain, including higher shipping, freight and fuel costs, and disruptions in our distribution network including merchandise delays and shortages and labor shortages that could result in lower sales or higher costs for substituted goods.
•Risks associated with our domestic and foreign suppliers, including tariffs or restrictions on trade or disruptions in trade arising from the COVID-19 pandemic or otherwise.
•Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of continued unfavorable economic conditions, for example because government assistance to households and businesses terminate or are reduced.
•A downturn or adverse change in economic conditions, such as inflation, could impact our sales or profitability.

•Our supply chain may be disrupted by changes in United States trade policy with China.
•We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business and financial results.
•We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems including because of a cyber-attack could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
•The potential unauthorized access to customer information may violate privacy laws and could damage our business reputation, subject us to negative publicity, litigation and costs, and adversely affect our results of operations or business.
•Litigation and arbitration may adversely affect our business, financial condition and results of operations.
•Changes in laws and government regulations, including any increase in federal corporate tax rates, or our failure to adequately estimate the impact of such changes, could increase our expenses, expose us to legal risks or otherwise adversely affect us.
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
The Impact of COVID-19
As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and financial results in 2020 were materially different than in prior years. During March 2020, our Dollar Tree and Family Dollar stores began to experience a significant increase in customer demand and sales of essential products and comparable store net sales increased significantly. However, beginning the last week of March 2020 and continuing into April during the peak of the 2020 Easter selling season, comparable store net sales at our Dollar Tree stores decreased. After the 2020 Easter selling season, in both banners, we experienced an increase in demand for and sales of discretionary products and our seasonal business for the other holidays throughout 2020 was strong. Easter sales were strong in both banners during 2021. Our results of operations for the first quarter of fiscal 2020 include approximately $73.2 million of COVID-19-related expenses; these expenses totaled $7.4 million in the first quarter of fiscal 2021.
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
For further discussion of the impacts that COVID-19 had on our financial condition and results of operations during fiscal 2020, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 30, 2021.

Overview
We are a leading operator of more than 15,700 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At May 1, 2021, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 13 weeks ended May 1, 2021 and May 2, 2020 is as follows:

	13 Weeks Ended
	May 1, 2021			May 2, 2020
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,805	7,880	15,685	7,505	7,783	15,288
New stores	65	41	106	67	32	99
Re-bannered stores	—	—	—	(3)	—	(3)
Closings	(3)	(16)	(19)	(7)	(7)	(14)
Ending	7,867	7,905	15,772	7,562	7,808	15,370
Relocations	18	18	36	15	6	21

Selling Square Feet (in millions):
Beginning	67.4	57.7	125.1	64.6	56.7	121.3
New stores	0.5	0.4	0.9	0.6	0.2	0.8
Closings	—	(0.1)	(0.1)	(0.1)	—	(0.1)
Relocations	—	—	—	0.1	—	0.1
Ending	67.9	58.0	125.9	65.2	56.9	122.1
Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened during the 13 weeks ended May 1, 2021 was approximately 8,520 selling square feet for the Dollar Tree segment and 9,110 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
The percentage change in comparable store net sales on a constant currency basis for the 13 weeks ended May 1, 2021, as compared with the preceding year, is as follows:

	13 Weeks Ended May 1, 2021
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	0.8%	(8.0)%	9.6%
Dollar Tree Segment	4.7%	(4.4)%	9.5%
Family Dollar Segment	(2.8)%	(12.7)%	11.3%

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
Dollar Tree Initiatives
We believe that our Dollar Tree initiatives continue to positively affect our comparable store net sales. In fiscal 2019, we introduced our Crafter’s Square initiative in more than 650 stores. This offering includes a new expanded assortment of arts and crafts supplies. During fiscal 2020, we expanded this program, completing the roll-out to all of our Dollar Tree stores. The Crafter’s Square assortment carries mark-ups which are higher than our average mark-up. Additionally, for more than a year, we have tested a multi-price initiative referred to as Dollar Tree Plus! in more than 100 stores in southwestern markets. Based on learnings from the test, we made modifications to: the mix of products offered to include primarily discretionary items; the displays and signage to drive awareness and excitement to the stores; the price points to focus on the $1, $3 and $5 price points; and increase the number of offerings above the $1 price point. As of May 1, 2021, we have this assortment incorporated in more than 240 locations and initial feedback for this iteration is even more positive than in the prior test stores. We have expanded Dollar Tree Plus! into select locations in Colorado, as well as states in the southeast such as Georgia, Alabama, Louisiana and the Carolinas. The newest iteration of the concept is experiencing a sales lift of more than double the prior versions. Due to the stronger than forecasted sell-through combined with a potential for delayed shipments of import merchandise, the timing of our reaching our 500 store target may shift. We believe these initiatives have and will continue to enable us to increase sales and earnings.
Family Dollar Initiatives
We are executing several initiatives in our Family Dollar stores to increase sales. During 2020, we entered into a partnership with Instacart to enable our customers to shop online and receive merchandise without having to visit a store. In fiscal 2019, we executed a store optimization program for our Family Dollar stores to improve performance. Included in that program was a roll-out of a new model for both new and renovated Family Dollar stores internally known as H2. The H2 model has significantly improved merchandise offerings, including approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors, throughout the store. H2 stores have higher customer traffic and provide an average comparable store net sales lift in excess of 10%, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of May 1, 2021, we have approximately 2,800 H2 stores. We plan to renovate at least 1,250 stores to this format in fiscal 2021 and also plan to build new stores in this format. In addition, we installed adult beverage product in more than 160 stores in the first quarter of 2021 and plan to add it to 800 stores in total in fiscal 2021. We believe the addition of adult beverage to our assortment will drive traffic to our stores.
Building on the success of the H2 format, we have developed a Combination Store which leverages both the Dollar Tree and Family Dollar brands to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents. As of May 1, 2021, we have approximately 60 Combination Stores.
Other Items
Additionally, the following trends or uncertainties have already impacted or could impact our business or results of operations during 2021 or in the future:
•The amount of COVID-19-related costs for premium pay including bonuses, supplies, protective equipment, and similar items was $279.0 million in fiscal 2020. We expect these costs to be approximately $30.0 million in fiscal 2021.
•We expect shrink at cost as a percentage of net sales to be significantly lower in fiscal 2021 than fiscal 2020.
•In 2021, the minimum wage will increase in certain States and localities and may increase nationally depending on the outcome of future legislation proposed in Congress. Minimum wage increases in States and localities are expected to increase our costs by $45.0 to $50.0 million in 2021.
•We are experiencing significantly higher shipping costs as well as shipping delays as a result of Trans-Pacific shipping capacity shortage and port congestion.
◦We now expect the increase in shipping and domestic freight costs in the last three quarters of fiscal 2021 compared to the last three quarters of fiscal 2020 to be $220.0 to $250.0 million, which is significantly higher than previously estimated.

◦If the shipping delays do not improve they could potentially have a material adverse impact on our sales or on our merchandise margin. Sales could be negatively impacted if imported goods do not arrive in time to stock our stores. If higher cost domestic goods are substituted for delayed imports, our merchandise margin could be adversely impacted. We also are experiencing a shortage of associates and applicants to fill staffing requirements at our distribution centers due to the current labor shortage affecting retail businesses. Transporting delayed goods to our stores on an expedited basis could be challenging if we are unable to increase the staffing of our distribution centers.
Results of Operations
Our results of operations and period-over-period changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate and operating income margin are calculated by dividing the applicable amount by total revenue.
Net Sales

	13 Weeks Ended
	May 1,	May 2,	Percentage Change
(dollars in millions)	2021	2020
Net sales	$6,476.8	$6,286.8	3.0%
Comparable store net sales change, on a constant currency basis	0.8%	7.0%
The increase in net sales in the 13 weeks ended May 1, 2021 was a result of a comparable store net sales increase in the Dollar Tree segment and sales of $169.8 million at new stores, partially offset by a decrease in comparable store net sales in the Family Dollar segment.
Enterprise comparable store net sales increased 0.8% on a constant currency basis in the 13 weeks ended May 1, 2021, as a result of a 9.6% increase in average ticket and an 8.0% decrease in customer traffic. Comparable store net sales increased 0.9% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 4.7% in the Dollar Tree segment and decreased 2.8% in the Family Dollar segment. In the first quarter of 2020, at the beginning of the COVID-19 pandemic, the Family Dollar segment had a comparable store net sales increase of 15.5% as we saw an increase in demand for essential products. For the first quarter of 2020, the Dollar Tree segment had a decrease in comparable store net sales of 0.9%, resulting from lower traffic resulting from the COVID-19 pandemic which negatively affected Easter sales in the Dollar Tree segment.
Gross Profit

	13 Weeks Ended
	May 1,	May 2,	Percentage Change
(dollars in millions)	2021	2020
Gross profit	$1,964.1	$1,794.9	9.4%
Gross profit margin	30.3%	28.5%	1.8%
The increase in gross profit margin in the 13 weeks ended May 1, 2021 was a result of the following:
•Merchandise cost, including freight, decreased 105 basis points resulting from higher sales of higher margin discretionary merchandise, including higher Easter sales in both segments and improved initial mark-on for the Family Dollar segment, partially offset by higher freight costs.
•Shrink costs decreased 55 basis points resulting from favorable inventory results in relation to accruals and decreases in the shrink accrual rates in both the Family Dollar and Dollar Tree segments in the current quarter.
•Markdown costs decreased 15 basis points primarily due to lower seasonal markdowns in the Dollar Tree segment resulting from the improved sell-through of Easter merchandise in the current quarter.
•Distribution costs decreased 5 basis points resulting from the prior year quarter including COVID-19 premium pay of $2 per hour for all hourly associates for hours worked beginning March 8, 2020, partially offset by higher distribution center payroll and depreciation costs in the Dollar Tree segment.

Selling, General and Administrative Expenses

	13 Weeks Ended
	May 1,	May 2,	Percentage Change
(dollars in millions)	2021	2020
Selling, general and administrative expenses	$1,447.1	$1,429.0	1.3%
Selling, general and administrative expense rate	22.3%	22.7%	(0.4)%
The decrease in the selling, general and administrative expense rate in the 13 weeks ended May 1, 2021 was the result of the net of the following:
•Payroll expenses decreased 55 basis points primarily due to lower COVID-19-related store payroll costs, partially offset by deleveraging resulting from the comparable store net sales decrease on the Family Dollar segment. The 13 weeks ended May 2, 2020 included approximately $57.5 million, or 90 basis points, of store payroll costs for a $2 per hour premium for all store hourly associates for hours worked beginning March 8, 2020, guaranteed bonus payments for store managers and field management bonuses.
•Other selling, general and administrative expenses decreased 5 basis points resulting primarily from lower store supplies expense, partially offset by increased inventory service expenses. The prior year quarter included costs for the installation of plexiglass sneeze guards at all registers in our stores and higher costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic. Also in the prior year quarter, inventory service expenses were lower resulting from the postponement of inventories from March 15, 2020 through the end of the quarter due to the COVID-19 pandemic.
•Store facility costs increased 20 basis points primarily due to increased repairs and maintenance costs. Higher repairs and maintenance costs included higher snow removal costs in the current year. Also, in the prior year quarter, we postponed certain maintenance activities as a result of the COVID-19 pandemic.
Operating Income

	13 Weeks Ended
	May 1,	May 2,	Percentage Change
(dollars in millions)	2021	2020
Operating income	$519.9	$365.9	42.1%
Operating income margin	8.0%	5.8%	2.2%
Operating income margin increased to 8.0% for the 13 weeks ended May 1, 2021 compared to 5.8% for the same period last year as operating income margin in the Dollar Tree segment increased 290 basis points and the Family Dollar segment increased 120 basis points. Operating income in the 13 weeks ended May 2, 2020 included $73.2 million of COVID-19-related expenses.
Interest Expense, Net

	13 Weeks Ended
	May 1,	May 2,	Percentage Change
(dollars in millions)	2021	2020
Interest expense, net	$33.0	$40.2	(17.9)%
Interest expense, net decreased $7.2 million in the 13 weeks ended May 1, 2021 compared to the same period last year, resulting from lower average debt outstanding in the current year quarter.

Provision for Income Taxes

	13 Weeks Ended
	May 1,	May 2,	Percentage Change
(dollars in millions)	2021	2020
Provision for income taxes	$112.4	$77.6	44.8%
Effective tax rate	23.1%	23.9%	(0.8)%
The effective tax rate for the 13 weeks ended May 1, 2021 was 23.1% compared to 23.9% for the same period last year resulting from additional tax deductions in the current year related to restricted stock vesting while last year the restricted stock vesting resulted in an increase in tax expense. This benefit to the tax rate was partially offset by higher state tax rates and lower Work Opportunity Tax Credits as a percentage of pre-tax income in the current year quarter.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
	May 1,	May 2,	Percentage Change
(dollars in millions)	2021	2020
Net sales	$3,321.3	$3,077.5	7.9%
Gross profit	1,118.3	980.7	14.0%
Gross profit margin	33.7%	31.9%	1.8%
Operating income	$400.3	$282.0	42.0%
Operation income margin	12.1%	9.2%	2.9%
Net sales for the Dollar Tree segment increased $243.8 million, or 7.9%, for the 13 weeks ended May 1, 2021 compared to the same period last year. The increase was due to a 4.7% increase in comparable store net sales and sales from new stores of $112.2 million. Average ticket increased 9.5% and customer traffic declined 4.4%.
    Gross profit margin for the Dollar Tree segment increased to 33.7% for the 13 weeks ended May 1, 2021 compared to 31.9% for the same period last year as a result of the net of the following:
•Merchandise cost, including freight, decreased 85 basis points primarily due to increased sales of higher margin discretionary merchandise, including a higher Easter sell-through, partially offset by higher freight costs. Easter sales were significantly lower as a result of the COVID-19 pandemic in the first quarter of 2020.
•Shrink costs decreased 50 basis points resulting from favorable inventory results in relation to accruals in the current quarter and a decrease in the shrink accrual rate.
•Markdown costs decreased 30 basis points resulting from lower seasonal markdowns due to the higher Easter sell-through in the current year quarter.
•Occupancy costs decreased 25 basis points as a result of leverage due to the comparable store net sales increase in the quarter.
•Distribution costs increased 10 basis points resulting from higher distribution payroll and depreciation costs in the current quarter.
Operating income margin for the Dollar Tree segment increased to 12.1% for the 13 weeks ended May 1, 2021 from 9.2% for the same period last year. The increase in operating income margin in the 13 weeks ended May 1, 2021 was the result of the gross margin increase noted above, and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 21.6% in the 13 weeks ended May 1, 2021 compared to 22.7% for the same period last year as a result of the net of the following:

•Payroll expenses decreased 110 basis points primarily due to lower COVID-19-related store payroll costs and leverage from the comparable store net sales increase. The 13 weeks ended May 2, 2020 included approximately $33.7 million of store payroll costs for a $2 per hour premium for all store hourly associates for hours worked beginning March 8, 2020, guaranteed bonus payments for store managers and field management bonuses.
•Other selling, general and administrative expenses decreased 5 basis points resulting primarily from lower store supplies expense, partially offset by increased inventory service expenses. The prior year quarter included costs for the installation of plexiglass sneeze guards at all registers in our stores and higher costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic. Also in the prior year quarter, inventory service expenses were lower resulting from the postponement of inventories from March 15, 2020 through the end of the quarter due to the COVID-19 pandemic.
•Store facility costs increased 10 basis points primarily due to higher repairs and maintenance expenses. Repairs and maintenance expenses were lower in the prior year due to the cancellation or postponement of certain services at the onset of the COVID-19 pandemic.
Operating income in the 13 weeks ended May 2, 2020 included $42.2 million of COVID-19-related expenses.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended
	May 1,	May 2,	Percentage Change
(dollars in millions)	2021	2020
Net sales	$3,155.5	$3,209.3	(1.7)%
Gross profit	845.8	814.2	3.9%
Gross profit margin	26.8%	25.4%	1.4%
Operating income	$211.4	$175.5	20.5%
Operation income margin	6.7%	5.5%	1.2%
Net sales for the Family Dollar segment decreased $53.8 million, or 1.7%, for the 13 weeks ended May 1, 2021 compared to the same period last year. The decrease was due to a comparable store net sales decrease of 2.8%, offset partially by $57.6 million of new store sales. For the 13 weeks ended May 1, 2021, average ticket increased 11.3% and customer traffic declined 12.7%.
Gross profit margin for the Family Dollar segment increased to 26.8% for the 13 weeks ended May 1, 2021 compared to 25.4% for the same period last year. The increase is due to the net of the following:
•Merchandise cost, including freight, decreased 85 basis points primarily due to increased sales of higher margin discretionary merchandise and higher initial mark-on, offset partially by higher freight costs.
•Shrink expense decreased 60 basis points resulting from favorable physical inventory results in relation to accruals in the current year quarter and a decrease in the shrink accrual rate.
•Distribution costs decreased 20 basis points primarily due to lower COVID-19-related distribution center payroll costs. The 13 weeks ended May 2, 2020 included $2.7 million of incremental distribution center payroll costs, including a $2 per hour premium for all distribution center hourly associates for all hours worked beginning March 8, 2020.
• Occupancy costs increased 15 basis points as a result of deleverage from the comparable store net sales decrease.
Operating income margin for the Family Dollar segment increased to 6.7% for the 13 weeks ended May 1, 2021 from 5.5% for the same period last year resulting from the gross margin increase noted above, offset partially by an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 20.2% in the 13 weeks ended May 1, 2021 compared to 19.9% for the same period last year. The current quarter increase in the selling, general and administrative expense rate was due to the net of the following:
•Store facility costs increased 25 basis points primarily due to higher snow removal costs in the current quarter and lower repairs and maintenance expenses in the prior year due to the cancellation or postponement of certain services at the onset of the COVID-19 pandemic.

•Other selling, general and administrative expenses increased 20 basis points primarily due to deleverage from the comparable store net sales decrease and lower inventory service expenses in the prior year as a result of postponement of physical inventories due to the COVID-19 pandemic.
•Depreciation and amortization expense increased 5 basis points primarily due to deleverage from the comparable store net sales decrease.
•Payroll expenses decreased 25 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation, partially offset by deleverage from the comparable store net sales decrease. The 13 weeks ended May 2, 2020 included $23.8 million, or 75 basis points, of payroll costs related to the COVID-19 pandemic, including a $2 per hour premium for all store hourly associates for hours worked beginning March 8, 2020.
Operating income in the 13 weeks ended May 2, 2020 included $30.4 million of COVID-19-related expenses.
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
The following table compares cash-flow related information for the 13 weeks ended May 1, 2021 and May 2, 2020:

	13 Weeks Ended
	May 1,	May 2,
(in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$556.2	$959.0
Investing activities	(222.8)	(235.9)
Financing activities	(276.6)	493.6
Net cash provided by operating activities decreased $402.8 million primarily due to increases in merchandise inventories.
Net cash used in investing activities decreased $13.1 million primarily due to lower capital expenditures in the current year quarter.
For the 13 weeks ended May 1, 2021, cash used in financing activities was $276.6 million compared to cash provided by financing activities of $493.6 million for the 13 weeks ended May 2, 2020. The cash used in financing activities in the current quarter is primarily due to $241.3 million of cash paid for stock repurchases. In the prior year first quarter we preemptively drew $750.0 million on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic, which was partially offset by the final $250.0 million payment on the Senior Floating Rate Notes.
At May 1, 2021, our long-term borrowings were $3.25 billion and we had $1.15 billion available under our Revolving Credit Facility. We also have $390.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $348.1 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 1, 2021.
We repurchased 2,150,572 shares of common stock on the open market for approximately $250.0 million during the 13 weeks ended May 1, 2021. Approximately $8.7 million in share repurchases had not settled as of May 1, 2021 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of May 1, 2021. We did not repurchase any shares of common stock in the 13 weeks ended May 2, 2020. As of May 1, 2021, we have $2.15 billion remaining under Board repurchase authorization.

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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at LIBOR, reset periodically, plus 1.00% to 1.50% as determined by our credit ratings and leverage ratio. At May 1, 2021, there were no borrowings outstanding under the Revolving Credit Facility.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 1, 2021, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
In the first quarter of 2021, we implemented a new lease administration and accounting system that integrates these functions across the company. In conjunction with the implementation, we developed new controls to connect the new system with our existing general ledger system and modified our processes to facilitate the recognition, measurement and disclosure of leases under the applicable accounting standards using the new system. There have been no other changes in our internal control over financial reporting during the fiscal quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, other than as set forth in the discussion of risk factors in the “Cautionary Note Regarding Forward-Looking Statements” section and in the discussion of certain items that have impacted or could impact our business or results of operations during 2021 or in the future as set forth in the “Other Items” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the first quarter of 2021:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 31, 2021 - February 27, 2021	—	$—	—	$2,400.0
February 28, 2021 - April 3, 2021	359,842	115.61	359,842	2,358.4
April 4, 2021 - May 1, 2021	1,790,730	116.38	1,790,730	2,150.0
Total	2,150,572	$116.25	2,150,572	$2,150.0
As of May 1, 2021, we had $2.15 billion remaining under Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2	Amended By-Laws of Dollar Tree, Inc., effective December 3, 2020	8-K	3.1	12/3/2020
10.1	Description of Dollar Tree, Inc. Management Incentive Compensation Plan				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial statements from our Form 10-Q for the fiscal quarter ended May 1, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements				X
104	The cover page from our Form 10-Q for the fiscal quarter ended May 1, 2021, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	May 27, 2021	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)