Form 10-Q
period 2021-07-31
DOLLAR TREE, INC.
filed 2021-08-26
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
As of August 24, 2021, there were 224,911,868 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$6,340.2	$6,277.6	$12,817.0	$12,564.4
Other revenue	3.0	—	5.9	—
Total revenue	6,343.2	6,277.6	12,822.9	12,564.4
Cost of sales	4,479.2	4,361.4	8,991.9	8,853.3
Selling, general and administrative expenses	1,461.8	1,541.3	2,908.9	2,970.3
Operating income	402.2	374.9	922.1	740.8
Interest expense, net	33.0	34.8	66.0	75.0
Other expense, net	—	0.2	—	0.7
Income before income taxes	369.2	339.9	856.1	665.1
Provision for income taxes	86.8	78.4	199.2	156.0
Net income	$282.4	$261.5	$656.9	$509.1
Basic net income per share	$1.24	$1.10	$2.84	$2.15
Diluted net income per share	$1.23	$1.10	$2.83	$2.14
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2021	2020	2021	2020
Net income	$282.4	$261.5	$656.9	$509.1

Foreign currency translation adjustments	(1.8)	6.6	3.2	(1.4)

Total comprehensive income	$280.6	$268.1	$660.1	$507.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$720.8	$1,416.7	$1,750.3
Merchandise inventories	3,667.7	3,427.0	3,275.7
Other current assets	259.6	207.1	206.5
Total current assets	4,648.1	5,050.8	5,232.5
Property, plant and equipment, net of accumulated depreciation of $5,058.6, $4,765.0 and $4,480.6, respectively	4,250.2	4,116.3	4,032.6
Restricted cash	46.9	46.9	46.9
Operating lease right-of-use assets	6,341.2	6,324.1	6,204.1
Goodwill	1,985.1	1,984.4	1,983.0
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	23.9	23.2	24.0
Other assets	49.8	50.3	47.9
Total assets	$20,445.2	$20,696.0	$20,671.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$800.0
Current portion of operating lease liabilities	1,368.6	1,348.2	1,284.6
Accounts payable	1,559.6	1,480.5	1,481.0
Income taxes payable	11.7	86.3	1.9
Other current liabilities	782.8	815.3	711.3
Total current liabilities	3,722.7	3,730.3	4,278.8
Long-term debt, net, excluding current portion	3,229.5	3,226.2	3,224.3
Operating lease liabilities, long-term	5,078.7	5,065.5	4,981.6
Deferred income taxes, net	1,030.9	1,013.5	1,008.1
Income taxes payable, long-term	24.0	22.6	29.4
Other liabilities	347.7	352.6	335.2
Total liabilities	13,433.5	13,410.7	13,857.4
Commitments and contingencies (Note 2)
Shareholders’ equity	7,011.7	7,285.3	6,813.6
Total liabilities and shareholders’ equity	$20,445.2	$20,696.0	$20,671.0

Common shares outstanding	224.9	233.4	237.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended July 31, 2021
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at May 1, 2021	231.8	$2.3	$1,885.0	$(30.2)	$5,554.2	$7,411.3
Net income	—	—	—	—	282.4	282.4
Total other comprehensive loss	—	—	—	(1.8)	—	(1.8)
Issuance of stock under Employee Stock Purchase Plan	—	—	2.1	—	—	2.1
Exercise of stock options	—	—	0.5	—	—	0.5
Stock-based compensation, net	0.1	—	17.2	—	—	17.2
Repurchase of stock	(7.0)	(0.1)	(699.9)	—	—	(700.0)
Balance at July 31, 2021	224.9	$2.2	$1,204.9	$(32.0)	$5,836.6	$7,011.7

	26 Weeks Ended July 31, 2021
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 30, 2021	233.4	$2.3	$2,138.5	$(35.2)	$5,179.7	$7,285.3
Net income	—	—	—	—	656.9	656.9
Total other comprehensive income	—	—	—	3.2	—	3.2
Issuance of stock under Employee Stock Purchase Plan	0.1	—	5.9	—	—	5.9
Exercise of stock options	—	—	0.7	—	—	0.7
Stock-based compensation, net	0.6	—	9.7	—	—	9.7
Repurchase of stock	(9.2)	(0.1)	(949.9)	—	—	(950.0)
Balance at July 31, 2021	224.9	$2.2	$1,204.9	$(32.0)	$5,836.6	$7,011.7
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 31,	August 1,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$656.9	$509.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348.8	333.6
Provision for deferred income taxes	17.3	23.6
Stock-based compensation expense	49.6	55.7
Amortization of debt discount and debt-issuance costs	3.3	2.1
Other non-cash adjustments to net income	6.0	3.7
Changes in operating assets and liabilities	(345.8)	509.2
Net cash provided by operating activities	736.1	1,437.0
Cash flows from investing activities:
Capital expenditures	(454.0)	(468.3)
Proceeds from governmental grant	2.3	—
Proceeds from (payments for) fixed asset disposition	0.2	(2.8)
Net cash used in investing activities	(451.5)	(471.1)
Cash flows from financing activities:
Principal payments for long-term debt	—	(250.0)
Proceeds from revolving credit facility	—	750.0
Repayments of revolving credit facility	—	(250.0)
Proceeds from stock issued pursuant to stock-based compensation plans	6.6	11.8
Cash paid for taxes on exercises/vesting of stock-based compensation	(39.9)	(16.4)
Payments for repurchase of stock	(947.5)	—
Net cash provided by (used in) financing activities	(980.8)	245.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(695.9)	1,211.2
Cash, cash equivalents and restricted cash at beginning of period	1,463.6	586.0
Cash, cash equivalents and restricted cash at end of period	$767.7	$1,797.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$65.1	$70.9
Income taxes	$285.8	$201.6
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$700.2	$645.6
Accrued capital expenditures	$61.2	$43.0
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended January 30, 2021. The results of operations for the 13 and 26 weeks ended July 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2022.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of July 31, 2021 and August 1, 2020 and the results of our operations and cash flows for the periods presented. The January 30, 2021 balance sheet information was derived from the audited consolidated financial statements as of that date.
Certain prior year amounts have been reclassified for consistency with the current year presentation.
Note 2 - Commitments and Contingencies
Purchase Obligations
At July 31, 2021, we have commitments totaling $274.0 million related to agreements for ocean shipping contracts.
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
Four lawsuits are pending against us and our vendors alleging that personal talc powder products caused cancer. We do not believe the products we sold caused the illnesses. Our past talc lawsuits have been resolved without material loss to the company but no assurance can be given as to the outcome of pending or future cases. Although we have indemnification rights against our vendors, it is uncertain whether the vendors will have the financial ability to carry out their obligations. It is also uncertain whether our insurers will deny coverage under our various policies.
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
Family Dollar Resolved Matters
In late 2019 and early 2020, personal injury and consumer class actions were filed alleging that we sold Zantac containing a probable carcinogen. The lawsuits were dismissed in June 2021. The time for appealing the dismissal has not run.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any significant impairment charges during the 13 or 26 weeks ended July 31, 2021 and August 1, 2020.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	July 31, 2021		January 30, 2021		August 1, 2020
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,590.5	$3,233.5	$3,654.4	$3,231.5	$3,999.9	$3,530.8
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of our Revolving Credit Facility approximates its fair value because the interest rates vary with market interest rates.

Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(in millions, except per share data)	2021	2020	2021	2020
Basic net income per share:
Net income	$282.4	$261.5	$656.9	$509.1
Weighted average number of shares outstanding	228.6	237.3	230.9	237.1
Basic net income per share	$1.24	$1.10	$2.84	$2.15
Diluted net income per share:
Net income	$282.4	$261.5	$656.9	$509.1
Weighted average number of shares outstanding	228.6	237.3	230.9	237.1
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.9	0.8	1.1	0.7
Weighted average number of shares and dilutive potential shares outstanding	229.5	238.1	232.0	237.8
Diluted net income per share	$1.23	$1.10	$2.83	$2.14
For the 13 and 26 weeks ended July 31, 2021 and August 1, 2020, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 5 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 11 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended January 30, 2021. Stock-based compensation expense was $49.6 million and $55.7 million during the 26 weeks ended July 31, 2021 and August 1, 2020, respectively.
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
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of July 31, 2021 and changes during the 26 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	1,265,216	$83.16
Granted	627,522	109.00
Vested	(589,005)	87.23
Forfeited	(81,686)	92.00
Nonvested at July 31, 2021	1,222,047	$93.88

PSUs
The following table summarizes the status of PSUs as of July 31, 2021 and changes during the 26 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	423,272	$82.67
Granted	422,524	95.04
Vested	(183,894)	77.51
Forfeited	(40,300)	94.90
Nonvested at July 31, 2021	621,602	$91.81
Note 6 - Shareholders’ Equity
We repurchased 7,006,326 and 9,156,898 shares of common stock on the open market for approximately $700.0 million and $950.0 million during the 13 and 26 weeks ended July 31, 2021, respectively. Approximately $2.5 million in share repurchases had not settled as of July 31, 2021. This amount was accrued and is reflected in “Other current liabilities” within the accompanying unaudited condensed consolidated balance sheet as of July 31, 2021. We did not repurchase any shares of common stock in the 13 and 26 weeks ended August 1, 2020. As of July 31, 2021, we have $1.45 billion remaining under Board repurchase authorization.
Note 7 - Segments and Disaggregated Revenue
We operate a chain of more than 15,800 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2021	2020	2021	2020
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,264.3	$3,176.9	$6,585.6	$6,254.4
Family Dollar	3,075.9	3,100.7	6,231.4	6,310.0
Consolidated Net sales	$6,340.2	$6,277.6	$12,817.0	$12,564.4

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(in millions)	2021	2020	2021	2020
Condensed Consolidated Income Statement Data:
Gross profit:
Dollar Tree	$1,057.7	$1,071.9	$2,176.0	$2,052.6
Family Dollar	803.3	844.3	1,649.1	1,658.5
Consolidated Gross profit	$1,861.0	$1,916.2	$3,825.1	$3,711.1

Operating income (loss):
Dollar Tree	$328.4	$306.6	$728.7	$588.6
Family Dollar	156.3	165.1	367.7	340.6
Corporate, support and Other	(82.5)	(96.8)	(174.3)	(188.4)
Consolidated Operating income	402.2	374.9	922.1	740.8
Interest expense, net	33.0	34.8	66.0	75.0
Other expense, net	—	0.2	—	0.7
Income before income taxes	$369.2	$339.9	$856.1	$665.1

	As of
	July 31,	January 30,	August 1,
(in millions)	2021	2021	2020
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$425.6	$424.9	$423.5
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated Goodwill	$1,985.1	$1,984.4	$1,983.0

Total assets:
Dollar Tree	$8,252.1	$8,669.3	$8,531.2
Family Dollar	11,700.2	11,562.2	11,689.7
Corporate, support and Other	492.9	464.5	450.1
Consolidated Total assets	$20,445.2	$20,696.0	$20,671.0

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				26 Weeks Ended
	July 31,		August 1,		July 31,		August 1,
(in millions)	2021		2020		2021		2020
Dollar Tree segment net sales by merchandise category:
Consumable	$1,524.1	46.7%	$1,528.2	48.1%	$3,108.4	47.2%	$3,214.7	51.4%
Variety	1,737.8	53.2%	1,641.1	51.7%	3,365.2	51.1%	2,952.1	47.2%
Seasonal	2.4	0.1%	7.6	0.2%	112.0	1.7%	87.6	1.4%
Total Dollar Tree segment net sales	$3,264.3	100.0%	$3,176.9	100.0%	$6,585.6	100.0%	$6,254.4	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,332.4	75.8%	$2,289.7	73.8%	$4,705.9	75.5%	$4,821.8	76.4%
Home products	247.3	8.0%	289.8	9.3%	548.3	8.8%	562.6	8.9%
Apparel and accessories	208.9	6.8%	206.3	6.7%	414.1	6.7%	360.4	5.7%
Seasonal and electronics	287.3	9.4%	314.9	10.2%	563.1	9.0%	565.2	9.0%
Total Family Dollar segment net sales	$3,075.9	100.0%	$3,100.7	100.0%	$6,231.4	100.0%	$6,310.0	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•The impact of delays in receiving imported merchandise from Asia on our product availability, product mix, sales and merchandise margin;
•Our expectations regarding higher oceanic shipping and domestic freight and fuel costs, and our plans to manage those cost increases;
•The reliability of, and cost associated with, our sources of supply, particularly imported goods sourced from Asia and higher cost domestic goods;
•Our plans to address the labor shortage at our distribution centers;
•Our expectations regarding increases in the minimum wage by States and localities, potential federal legislation increasing the minimum wage, and proposals to raise federal corporate tax rates;
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
•Our plans and expectations relating to new store openings and the adoption, testing, implementation and performance of new store concepts such as Dollar Tree Plus and our Combo Store format; and
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including the proceeding by the Food and Drug Administration).
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:
•We are experiencing disruptions in our supply chain, including shipping delays, port closings and congestion, that have had and could have an adverse impact on our product availability, product mix, sales and merchandise margin.
•Our profitability is vulnerable to increases in oceanic shipping costs, domestic freight and fuel costs, higher wages, substitution of higher cost domestic goods and increases in other operating costs.
•The labor shortage at our distribution centers has had and could have an adverse impact on the operating efficiency of our distribution centers and our ability to transport merchandise to our stores, and could result in lower sales.
•If the COVID-19 pandemic in North America or at our sources of supply overseas worsens or continues longer than expected, there could be a material adverse impact on our business and results of operations.
•Inflation or other adverse change or downturn in economic conditions could impact our sales or profitability.

•Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of unfavorable economic conditions, for example because government assistance to households and businesses terminate or are reduced.
•We may not be successful in implementing important strategic initiatives, and our plans for implementing such initiatives may be delayed due to various factors, including shipping delays, supply chain disruptions and other factors that could affect the availability of adequate levels of necessary domestic and imported merchandise, which may have an adverse impact on our business and financial results.
•Duties, tariffs or other restrictions on trade could adversely affect our financial performance.
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
•Litigation, arbitration and government proceedings may adversely affect our business, financial condition and results of operations.
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
The Impact of COVID-19
As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and financial results in 2020 were materially different than in prior years. During March 2020, our Dollar Tree and Family Dollar stores began to experience a significant increase in customer demand and sales of essential products and comparable store net sales increased significantly. However, beginning the last week of March 2020 and continuing into April during the peak of the 2020 Easter selling season, comparable store net sales at our Dollar Tree stores decreased. After the 2020 Easter selling season, in both banners, we experienced an increase in demand for and sales of discretionary products and our seasonal business for the other holidays throughout 2020 was strong. Easter sales were strong in both banners during 2021. Our results of operations for the first half of fiscal 2020 include approximately $208.0 million of COVID-19-related expenses; these expenses totaled $10.4 million in the first half of fiscal 2021.
The future impact of COVID-19 on our customers and our business is difficult to predict. The course of the pandemic, including the spread of the Delta variant, the effectiveness of health measures such as vaccines, and the impact of ongoing economic stabilization efforts is uncertain and government assistance payments may not provide enough funding to support current spending. The American Rescue Plan Act of 2021 (“Rescue Act”), which was enacted on March 11, 2021, provides U.S. government funding to address the continuing impact of COVID-19 on the economy, public health, individuals and businesses. Among other things, the Rescue Act provides for $1,400 direct payments to individuals, continues supplemental unemployment benefits until September 2021, extends a prior increase in food stamp benefits, expands the child tax credit and earned income tax credit, provides for rent and utility assistance, and funds COVID-19 vaccinations, testing, treatment and prevention. Given the level of volatility and uncertainty surrounding the future impact of COVID-19 on our customers, suppliers and the broader economies in the locations that we operate as well as uncertainty around the future impact on our supply chain and the global supply chain, it is challenging to predict our future operations and financial results.
For further discussion of the impacts that COVID-19 had on our financial condition and results of operations during fiscal 2020, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 30, 2021.
Overview
We are a leading operator of more than 15,800 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At July 31, 2021, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 26 weeks ended July 31, 2021 and August 1, 2020 is as follows:

	26 Weeks Ended
	July 31, 2021			August 1, 2020
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,805	7,880	15,685	7,505	7,783	15,288
New stores	152	85	237	167	63	230
Re-bannered stores	—	(1)	(1)	(3)	4	1
Closings	(23)	(33)	(56)	(17)	(23)	(40)
Ending	7,934	7,931	15,865	7,652	7,827	15,479
Relocations	29	37	66	29	14	43

Selling Square Feet (in millions):
Beginning	67.4	57.7	125.1	64.6	56.7	121.3
New stores	1.3	0.7	2.0	1.5	0.5	2.0
Re-bannered stores	—	—	—	(0.1)	0.1	—
Closings	(0.2)	(0.2)	(0.4)	(0.1)	(0.2)	(0.3)
Relocations	—	0.1	0.1	0.1	—	0.1
Ending	68.5	58.3	126.8	66.0	57.1	123.1
Stores are included as re-banners when they close or open, respectively.
The average size of stores opened during the 26 weeks ended July 31, 2021 was approximately 8,530 selling square feet for the Dollar Tree segment and 9,030 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.

The percentage change in comparable store net sales on a constant currency basis for the 13 and 26 weeks ended July 31, 2021, as compared with the preceding year, is as follows:

	13 Weeks Ended July 31, 2021			26 Weeks Ended July 31, 2021
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	(1.2)%	(0.8)%	(0.4)%	(0.2)%	(4.4)%	4.5%
Dollar Tree Segment	(0.2)%	1.1%	(1.3)%	2.2%	(1.6)%	3.9%
Family Dollar Segment	(2.1)%	(3.5)%	1.4%	(2.5)%	(8.2)%	6.3%
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
Dollar Tree Initiatives
We are continuing to implement our Dollar Tree Plus initiative which adds a multi-price product assortment to the traditional everything-is-one-dollar format. This concept introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in discretionary categories. As of July 31, 2021, we have approximately 310 Dollar Tree Plus stores and expect to achieve our target of 500 stores by the end of fiscal 2021. We also plan to accelerate the implementation of the Dollar Tree Plus initiative in fiscal 2022 by adding the concept to an additional 1,500 stores.
The roll-out of our Crafter’s Square initiative to all of our Dollar Tree stores was completed during fiscal 2020. The Crafter’s Square assortment carries mark-ups which are higher than our average mark-up.
We believe that our Dollar Tree initiatives have and will continue to positively affect our comparable store net sales and earnings.
Family Dollar Initiatives
We are executing several initiatives in our Family Dollar stores to increase sales. In March 2021, we announced the development of a new combination store format, which we refer to as a Combo Store, that leverages the strengths of the Dollar Tree and Family Dollar brands under one roof. We have taken Family Dollar’s great value and assortment and blended in select Dollar Tree merchandise categories to create a new store format targeted for small towns and rural communities. The Combo store provides another way to introduce the multi-price assortment to Dollar Tree customers and the one-dollar assortment to Family Dollar customers. As of July 31, 2021, we had 105 Combo Stores in operation. Due to the success of the initiative, we plan to accelerate expansion of the program in fiscal 2022, and anticipate adding 400 new, renovated, or relocated Combo Stores in fiscal 2022. We are also in the process of validating the Combo Store concept in other demographic markets.
After a successful pilot program in 2020, we entered into a partnership with Instacart, an online merchandise delivery platform, in February 2021 that enables our Family Dollar customers to shop online and receive same-day delivery of merchandise without having to visit a store. The Instacart platform covers more than 6,000 Family Dollar stores across the United States.
We are also continuing to execute our store optimization programs. Our H2 stores have significantly improved merchandise offerings throughout the store, including the addition of approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors. These stores have higher customer traffic and provide a higher average comparable store net sales lift, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of July 31, 2021, we have approximately 3,300 H2 stores. We plan to renovate at least 1,250 stores to this format in fiscal 2021 and also plan to build new stores in this format. In addition, we plan to add adult beverage to 450 stores in fiscal 2021. We believe the addition of adult beverage to our assortment will drive traffic to our stores.

Additional Considerations
The following trends or uncertainties have already impacted or could impact our business or results of operations during 2021 or in the future:
•Shipping Delays. We rely heavily on Trans-Pacific shipping to acquire merchandise for our stores, and we are experiencing significant shipping delays as a result of the shipping capacity shortage. We are also experiencing issues with port congestion and pandemic-related port closings and ship diversions. If the shipping delays do not improve they could potentially have a material adverse impact on product availability and product mix, and on our sales and merchandise margin. Sales could be negatively impacted if imported goods do not arrive in time to stock our stores. If higher cost domestic goods are substituted for delayed imports, our merchandise margin could be adversely impacted. To address delays in shipments, we are prioritizing product categories for shipment in an effort to obtain seasonal assortments in advance of holiday seasons, adding and evaluating the use of long-term and short-term chartered vessels, and adding alternative sources of supply from North American factories.
•Freight Costs. We are experiencing significantly higher international and domestic freight costs as a result of disruptions in the global supply chain. The combination of increased demand and limited availability of Trans-Pacific shipping capacity has caused spot market prices to increase substantially. We are a large importer of merchandise from Asia and particularly sensitive to freight costs. Freight costs for fiscal 2021 are now expected to be $1.50 to $1.60 per diluted share higher than fiscal year 2020. We are working to reduce our freight costs by using chartered vessels, evaluating and securing long-term contracts with our carriers for vessels dedicated in large part to our needs, and adding alternative sources of supply that do not rely on Trans-Pacific shipping.
•Labor Shortage. We are experiencing a shortage of associates and applicants to fill staffing requirements at our distribution centers and stores due to the current labor shortage affecting retail businesses. This has adversely affected the operating efficiency of our distribution centers and our ability to transport merchandise from our distribution centers to our stores. The steps we have taken to address the labor shortage at our distribution centers include hosting national hiring events, paying sign-on bonuses, offering enhanced wages in select competitive markets and paying tuition reimbursement.
•Minimum Wage Increases. In 2021, the minimum wage has increased in certain States and localities and may increase nationally depending on the outcome of legislation proposed in Congress. Minimum wage increases in States and localities are expected to increase our costs by $45.0 to $50.0 million in 2021.
•COVID-19 Costs. The amount of COVID-19-related costs for premium pay including bonuses, supplies, protective equipment, and similar items was $279.0 million in fiscal 2020. We expect these costs to be approximately $30.0 million in fiscal 2021.
•Shrink Costs. We expect shrink at cost as a percentage of net sales to be significantly lower in fiscal 2021 than fiscal 2020.
Results of Operations
Our results of operations and period-over-period changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate and operating income margin are calculated by dividing the applicable amount by total revenue.
Net Sales

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Percentage Change	July 31,	August 1,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Net sales	$6,340.2	$6,277.6	1.0%	$12,817.0	$12,564.4	2.0%
Comparable store net sales change, on a constant currency basis	(1.2)%	7.2%		(0.2)%	7.1%
The increase in net sales in the 13 weeks ended July 31, 2021 was a result of sales of $167.6 million at new stores, partially offset by comparable store net sales decreases in the Family Dollar and Dollar Tree segments.
Enterprise comparable store net sales decreased 1.2% on a constant currency basis in the 13 weeks ended July 31, 2021, as a result of an 0.8% decrease in customer traffic and a 0.4% decrease in average ticket. Comparable store net sales decreased 1.1% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales decreased 2.1% in the Family Dollar segment and decreased 0.2% in the Dollar Tree segment.

The increase in net sales in the 26 weeks ended July 31, 2021 was a result of a comparable store net sales increase in the Dollar Tree segment and sales of $337.4 million at new stores, partially offset by a comparable store net sales decrease in the Family Dollar segment.
Enterprise comparable store net sales decreased 0.2% on a constant currency basis in the 26 weeks ended July 31, 2021, as a result of a 4.4% decrease in customer traffic, partially offset by an increase in average ticket of 4.5%. Comparable store net sales decreased 0.1% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales decreased 2.5% in the Family Dollar segment and increased 2.2% in the Dollar Tree segment. In the first half of 2020, the Family Dollar segment had a comparable store net sales increase of 13.6% as we saw an increase in demand for essential products in the early stages of the COVID-19 pandemic. For the first half of 2020, the Dollar Tree segment had a comparable store net sales increase of 1.1%, as the higher average ticket was partially offset by lower traffic resulting from the COVID-19 pandemic which negatively affected Easter sales.
Gross Profit

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Percentage Change	July 31,	August 1,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Gross profit	$1,861.0	$1,916.2	(2.9)%	$3,825.1	$3,711.1	3.1%
Gross profit margin	29.4%	30.5%	(1.1)%	29.8%	29.5%	0.3%
The decrease in gross profit margin in the 13 weeks ended July 31, 2021 was a result of the net of the following:
•Merchandise cost, including freight, increased 170 basis points resulting primarily from higher freight costs on both segments and higher sales of lower margin consumable merchandise on the Family Dollar segment, partially offset by higher sales of higher margin discretionary merchandise on the Dollar Tree segment.
•Occupancy costs increased 25 basis points primarily due to the loss of leverage from the decrease in comparable store net sales for the quarter.
•Markdown costs decreased 10 basis points primarily due to the prior year including $9.8 million of uninsured markdown costs for stores affected by civil unrest.
•Distribution costs decreased 10 basis points resulting from the prior year quarter including COVID-19 premium pay of $2 per hour for all hourly associates, partially offset by higher distribution center payroll and depreciation costs in the Dollar Tree segment resulting from the two new distribution centers.
•Shrink costs decreased 55 basis points resulting from favorable inventory results in relation to accruals and decreases in the shrink accrual rates in both the Family Dollar and Dollar Tree segments in the current quarter.
The increase in gross profit margin in the 26 weeks ended July 31, 2021 was a result of the net of the following:
•Shrink costs decreased 55 basis points resulting from favorable inventory results in relation to accruals and decreases in the shrink accrual rates in both the Family Dollar and Dollar Tree segments in the current year.
•Markdown costs decreased 15 basis points primarily due to lower seasonal markdowns in the Dollar Tree segment resulting from the improved sell-through of Easter merchandise in the current year and $9.8 million of uninsured markdown costs for stores affected by civil unrest in the prior year.
•Distribution costs decreased 10 basis points resulting from the prior year including COVID-19 premium pay of $2 per hour for all hourly associates for hours worked beginning March 8, 2020, partially offset by higher distribution center payroll and depreciation costs in the Dollar Tree segment resulting from the two new distribution centers.
•Occupancy costs increased 10 basis points primarily due to the loss of leverage from the decrease in comparable store net sales.
•Merchandise cost, including freight, increased 30 basis points resulting from higher freight costs on both segments, partially offset by higher sales of higher margin discretionary merchandise, including higher Easter sales in both segments and improved initial mark-on for the Family Dollar segment.

Selling, General and Administrative Expenses

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Percentage Change	July 31,	August 1,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Selling, general and administrative expenses	$1,461.8	$1,541.3	(5.2)%	$2,908.9	$2,970.3	(2.1)%
Selling, general and administrative expense rate	23.0%	24.5%	(1.5)%	22.7%	23.6%	(0.9)%
The decrease in the selling, general and administrative expense rate in the 13 weeks ended July 31, 2021 was the result of the net of the following:
•Payroll expenses decreased 145 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive and stock compensation costs, partially offset by loss of leverage resulting from the comparable store net sales decrease in the quarter and higher health insurance costs. The 13 weeks ended August 1, 2020 included $114.6 million, or 185 basis points, of COVID-19-related payroll expenses including store payroll costs for a $2 per hour premium paid to all store hourly associates for all hours worked during the quarter, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
•Store facility costs decreased 15 basis points primarily due to lower repairs and maintenance costs. The prior year quarter included $3.9 million, primarily for uninsured repairs, related to stores damaged in civil unrest.
•Other selling, general and administrative expenses increased 5 basis points resulting primarily from higher advertising and travel costs and increased debit and credit fees, partially offset by a decrease in insurance costs related to the favorable development of general liability claims and higher costs in the prior year quarter for masks, gloves and cleaning supplies due to the COVID-19 pandemic and expenses related to stores damaged in civil unrest.
The decrease in the selling, general and administrative expense rate in the 26 weeks ended July 31, 2021 was primarily the result of a 100 basis point decrease in payroll expenses primarily due to lower COVID-19-related store payroll costs and lower stock and incentive compensation costs, partially offset by loss of leverage resulting from the comparable store net sales decrease and increased health insurance costs. The first half of 2020 included $172.1 million, or 135 basis points, of COVID-19-related payroll expenses including store payroll costs for a $2 per hour premium paid to all store hourly associates for all hours worked since March 8, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
Operating Income

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Percentage Change	July 31,	August 1,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Operating income	$402.2	$374.9	7.3%	$922.1	$740.8	24.5%
Operating income margin	6.3%	6.0%	0.3%	7.2%	5.9%	1.3%
Operating income margin increased to 6.3% for the 13 weeks ended July 31, 2021 compared to 6.0% for the same period last year resulting from the decrease in the selling, general and administrative expense rate, partially offset by the decrease in gross profit margin as described above. Operating income in the 13 weeks ended August 1, 2020 included $134.9 million of COVID-19-related expenses and $16.8 million of uninsured expenses related to civil unrest.
Operating income margin increased to 7.2% for the 26 weeks ended July 31, 2021 compared to 5.9% for the same period last year resulting from the decrease in the selling, general and administrative expense rate, partially offset by the decrease in gross profit margin as described above. Operating income in the 26 weeks ended August 1, 2020 included $208.0 million of COVID-19-related expenses and $16.8 million of uninsured expenses related to civil unrest.

Interest Expense, Net

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Percentage Change	July 31,	August 1,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Interest expense, net	$33.0	$34.8	(5.2)%	$66.0	$75.0	(12.0)%
Interest expense, net decreased $1.8 million in the 13 weeks ended July 31, 2021 compared to the same period last year, resulting from lower average debt outstanding in the current year quarter.
Interest expense, net decreased $9.0 million in the 26 weeks ended July 31, 2021 compared to the same period last year, resulting from lower average debt outstanding in the current year.

Provision for Income Taxes

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Percentage Change	July 31,	August 1,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Provision for income taxes	$86.8	$78.4	10.7%	$199.2	$156.0	27.7%
Effective tax rate	23.5%	23.1%	0.4%	23.3%	23.5%	(0.2)%
The effective tax rate for the 13 weeks ended July 31, 2021 was 23.5% compared to 23.1% resulting primarily from higher state tax rates and lower Work Opportunity Tax Credits as a percentage of pre-tax income in the current year quarter.
The effective tax rate for the 26 weeks ended July 31, 2021 was 23.3% compared to 23.5% for the same period last year resulting from additional tax deductions in the current year related to restricted stock vesting while last year the restricted stock vesting resulted in an increase in tax expense. This benefit to the tax rate was partially offset by higher state tax rates and lower Work Opportunity Tax Credits as a percentage of pre-tax income in the current year.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Percentage Change	July 31,	August 1,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Net sales	$3,264.3	$3,176.9	2.8%	$6,585.6	$6,254.4	5.3%
Gross profit	1,057.7	1,071.9	(1.3)%	$2,176.0	$2,052.6	6.0%
Gross profit margin	32.4%	33.7%	(1.3)%	33.0%	32.8%	0.2%
Operating income	$328.4	$306.6	7.1%	$728.7	$588.6	23.8%
Operation income margin	10.1%	9.7%	0.4%	11.1%	9.4%	1.7%
Net sales for the Dollar Tree segment increased $87.4 million, or 2.8%, for the 13 weeks ended July 31, 2021 compared to the same period last year. The increase was due to sales from new stores of $105.8 million, partially offset by a 0.2% decrease in comparable store net sales. Average ticket decreased 1.3% and customer traffic increased 1.1%.
Net sales for the Dollar Tree segment increased $331.2 million, or 5.3%, for the 26 weeks ended July 31, 2021 compared to the same period last year. The increase was due to a 2.2% increase in comparable store net sales and sales from new stores of $218.0 million. Average ticket increased 3.9% and customer traffic declined 1.6%.

    Gross profit margin for the Dollar Tree segment decreased to 32.4% for the 13 weeks ended July 31, 2021 compared to 33.7% for the same period last year as a result of the net of the following:
•Merchandise cost, including freight, increased 175 basis points primarily due to increased freight costs and lower initial mark-on, partially offset by increased sales of higher margin discretionary merchandise.
•Occupancy costs increased 10 basis points as a result of the loss of leverage due to the comparable store net sales decrease in the quarter.
•Shrink costs decreased 55 basis points resulting from favorable inventory results in relation to accruals in the current quarter and a decrease in the shrink accrual rate.
•Distribution costs decreased 5 basis points as a result of a $2 per hour premium paid to all hourly distribution center associates for all hours worked in the prior year quarter, partially offset by increased payroll costs and higher depreciation costs in the current quarter resulting from two new distribution centers. Total distribution center COVID-19-related expenses were approximately $6.7 million for the 13 weeks ended August 1, 2020.
Gross profit margin for the Dollar Tree segment increased to 33.0% for the 26 weeks ended July 31, 2021 compared to 32.8% for the same period last year as a result of the net of the following:
•Shrink costs decreased 50 basis points resulting from favorable inventory results in relation to accruals in the current year and a decrease in the shrink accrual rate.
•Markdown costs decreased 15 basis points resulting from lower seasonal markdowns due to the higher Easter sell-through in the current year.
•Occupancy costs decreased 5 basis points as a result of leverage due to the comparable store net sales increase in the current year.
•Distribution costs were flat as a percentage of net sales compared to the same period last year as increased payroll and depreciation costs related to two new distribution centers were offset by the $2 per hour premium paid in the prior year period to all distribution center hourly associates for all hours worked from March 8, 2020. Total distribution center COVID-19-related expenses were approximately $10.3 million for the 26 weeks ended August 1, 2020.
•Merchandise cost, including freight, increased 45 basis points primarily due to higher freight costs, partially offset by increased sales of higher margin discretionary merchandise, including a higher Easter sell-through. Easter sales were significantly lower last year as a result of the COVID-19 pandemic.
Operating income margin for the Dollar Tree segment increased to 10.1% for the 13 weeks ended July 31, 2021 from 9.7% for the same period last year. The increase in operating income margin in the 13 weeks ended July 31, 2021 was the result of a lower selling, general and administrative expense rate and the gross margin decrease noted above. The selling, general and administrative expense rate decreased to 22.3% in the 13 weeks ended July 31, 2021 compared to 24.0% for the same period last year as a result of the following:
•Payroll expenses decreased 155 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation expenses, partially offset by higher health insurance expenses and the loss of leverage from the comparable store net sales decrease. The 13 weeks ended August 1, 2020 included $66.0 million of COVID-19-related payroll expenses including store payroll costs for a $2 per hour premium paid to all store hourly associates for all hours worked during the 13 weeks ended August 1, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
•Other selling, general and administrative expenses decreased 20 basis points resulting primarily from a decrease in insurance costs related to the favorable development of general liability claims, partially offset by increased debit and credit fees resulting from higher debit and credit card penetration. The prior year included higher costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.
•Store facility costs decreased 5 basis points due to lower repairs and maintenance costs.
Operating income in the 13 weeks ended August 1, 2020 included $76.6 million of COVID-19-related expenses.
Operating income margin for the Dollar Tree segment increased to 11.1% for the 26 weeks ended July 31, 2021 from 9.4% for the same period last year. The increase in operating income margin in the 26 weeks ended July 31, 2021 was the result of the gross margin increase noted above, and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 21.9% in the 26 weeks ended July 31, 2021 compared to 23.4% for the same period last year as a result of the following:
•Payroll expenses decreased 130 basis points primarily due to lower COVID-19-related store payroll costs, lower incentive compensation expenses and leverage from the comparable store net sales increase, partially offset by higher health care costs. The first half of 2020 included $99.7 million of COVID-19-related payroll expenses including store payroll costs for a $2 per hour premium paid to all store hourly associates for all hours worked since March 8, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
•Other selling, general and administrative expenses decreased 10 basis points resulting primarily from lower store supplies expense and a decrease in insurance costs related to the favorable development of general liability claims, partially offset by increased debit and credit fees resulting from higher debit and credit card penetration. The prior year included costs for the installation of plexiglass sneeze guards at all registers in our stores and higher costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.
•Depreciation and amortization decreased 5 basis points as a result of leverage from the comparable store net sales increase.
Operating income in the 26 weeks ended August 1, 2020 included $118.8 million of COVID-19-related expenses and $5.1 million of uninsured costs related to civil unrest.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended			26 Weeks Ended
	July 31,	August 1,	Percentage Change	July 31,	August 1,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Net sales	$3,075.9	$3,100.7	(0.8)%	6,231.4	6,310.0	(1.2)%
Gross profit	803.3	844.3	(4.9)%	1,649.1	1,658.5	(0.6)%
Gross profit margin	26.1%	27.2%	(1.1)%	26.5%	26.3%	0.2%
Operating income	$156.3	$165.1	(5.3)%	367.7	340.6	8.0%
Operation income margin	5.1%	5.3%	(0.2)%	5.9%	5.4%	0.5%
Net sales for the Family Dollar segment decreased $24.8 million, or 0.8%, for the 13 weeks ended July 31, 2021 compared to the same period last year. The decrease was due to a comparable store net sales decrease of 2.1%, offset partially by $61.8 million of new store sales. For the 13 weeks ended July 31, 2021, average ticket increased 1.4% and customer traffic declined 3.5%.
Net sales for the Family Dollar segment decreased $78.6 million, or 1.2%, for the 26 weeks ended July 31, 2021 compared to the same period last year. The decrease was due to a comparable store net sales decrease of 2.5%, offset partially by $119.4 million of new store sales. For the 26 weeks ended July 31, 2021, average ticket increased 6.3% and customer traffic declined 8.2%.
Gross profit margin for the Family Dollar segment decreased to 26.1% for the 13 weeks ended July 31, 2021 compared to 27.2% for the same period last year. The decrease is due to the net of the following:
•Merchandise cost, including freight, increased 175 basis points primarily due to higher freight costs and increased sales of lower margin consumable merchandise.
•Occupancy costs increased 35 basis points as a result of loss of leverage from the comparable store net sales decrease.
•Distribution costs decreased 20 basis points primarily due to lower COVID-19-related distribution center payroll costs. The 13 weeks ended August 1, 2020 included $4.7 million of incremental distribution center payroll costs, including a $2 per hour premium for all distribution center hourly associates for all hours worked during the quarter.
•Markdown costs decreased 25 basis points primarily due to $7.0 million of uninsured markdowns in the prior year quarter for stores affected by civil unrest.
•Shrink expense decreased 50 basis points resulting from favorable physical inventory results in relation to accruals in the current year quarter and a decrease in the shrink accrual rate.

Gross profit margin for the Family Dollar segment increased to 26.5% for the 26 weeks ended July 31, 2021 compared to 26.3% for the same period last year. The increase is due to the net of the following:
•Shrink expense decreased 55 basis points resulting from favorable physical inventory results in relation to accruals in the current year and a decrease in the shrink accrual rate.
•Distribution costs decreased 20 basis points primarily due to lower COVID-19-related distribution center payroll costs. The 26 weeks ended August 1, 2020 included $7.5 million of incremental distribution center payroll costs, including a $2 per hour premium for all distribution center hourly associates for all hours worked beginning March 8, 2020.
•Markdown costs decreased 10 basis points primarily due to $7.0 million of uninsured markdowns in the prior year for stores affected by civil unrest.
•Occupancy costs increased 25 basis points as a result of loss of leverage from the comparable store net sales decrease.
•Merchandise cost, including freight, increased 45 basis points primarily due to higher freight costs, offset partially by higher initial mark-on and increased sales of higher margin discretionary merchandise.
Operating income margin for the Family Dollar segment decreased to 5.1% for the 13 weeks ended July 31, 2021 from 5.3% for the same period last year resulting from the gross margin decrease noted above, offset partially by a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 21.0% in the 13 weeks ended July 31, 2021 compared to 21.9% for the same period last year. The current quarter decrease in the selling, general and administrative expense rate was due to the net of the following:
•Payroll expenses decreased 95 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation, partially offset by loss of leverage from the comparable store net sales decrease and higher health care costs. The 13 weeks ended August 1, 2020 included $48.2 million, or 155 basis points, of COVID-19-related payroll expenses, including a $2 per hour premium paid to all store hourly associates for all hours worked during the 13 weeks ended August 1, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
•Store facility costs decreased 30 basis points primarily due to lower repairs and maintenance expenses. The 13 weeks ended August 1, 2020 included $2.4 million of incremental repairs and maintenance expenses for stores damaged by civil unrest.
•Depreciation and amortization expense increased 10 basis points primarily due to loss of leverage from the comparable store net sales decrease.
•Other selling, general and administrative expenses increased 35 basis points primarily due to increases in advertising and travel expenses and loss of leverage from the comparable store net sales decrease. Promotional advertising was lower in the prior year quarter due to the COVID-19 pandemic.
Operating income in the 13 weeks ended August 1, 2020 included $57.1 million of COVID-19-related expenses and $11.7 million of uninsured costs related to civil unrest.
Operating income margin for the Family Dollar segment increased to 5.9% for the 26 weeks ended July 31, 2021 from 5.4% for the same period last year resulting from the gross margin increase noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 20.6% in the 26 weeks ended July 31, 2021 compared to 20.9% for the same period last year. The current year decrease in the selling, general and administrative expense rate was due to the net of the following:
•Payroll expenses decreased 60 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation, partially offset by loss of leverage from the comparable store net sales decrease. The 26 weeks ended August 1, 2020 included $72.0 million, or 115 basis points, of COVID-19-related payroll expenses, including a $2 per hour premium for all store hourly associates for hours worked beginning March 8, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
•Depreciation and amortization expense increased 5 basis points primarily due to loss of leverage from the comparable store net sales decrease.
•Other selling, general and administrative expenses increased 25 basis points primarily due to an increase in advertising expenses and loss of leverage from the comparable store net sales decrease. Promotional advertising was lower in the prior year due to the COVID-19 pandemic.

Operating income in the 26 weeks ended August 1, 2020 included $87.5 million of COVID-19-related expenses and $11.7 million of uninsured costs related to civil unrest.
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
The following table compares cash-flow related information for the 26 weeks ended July 31, 2021 and August 1, 2020:

	26 Weeks Ended
	July 31,	August 1,
(in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$736.1	$1,437.0
Investing activities	(451.5)	(471.1)
Financing activities	(980.8)	245.4
Net cash provided by operating activities decreased $700.9 million primarily due to increases in merchandise inventories and decreases in current liabilities and other liabilities.
Net cash used in investing activities decreased $19.6 million primarily due to lower capital expenditures in the current year.
For the 26 weeks ended July 31, 2021, cash used in financing activities was $980.8 million compared to cash provided by financing activities of $245.4 million for the 26 weeks ended August 1, 2020. The cash used in financing activities in the current year is primarily due to $947.5 million of cash paid for stock repurchases. In the prior year, we preemptively drew $750.0 million on our Revolving Credit Facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic, which was partially offset by the final $250.0 million payment on the Senior Floating Rate Notes and a $250.0 million repayment of the Revolving Credit Facility draw.
At July 31, 2021, our long-term borrowings were $3.25 billion and we had $1.15 billion available under our Revolving Credit Facility. We also have $425.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $393.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 31, 2021.
We repurchased 9,156,898 shares of common stock on the open market for approximately $950.0 million during the 26 weeks ended July 31, 2021. Approximately $2.5 million in share repurchases had not settled as of July 31, 2021 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of July 31, 2021. We did not repurchase any shares of common stock in the 26 weeks ended August 1, 2020. As of July 31, 2021, we have $1.45 billion remaining under Board repurchase authorization.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at LIBOR, reset periodically, plus 1.00% to 1.50% as determined by our credit ratings and leverage ratio. At July 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
In the second quarter of 2021, we implemented a new journal entry management system and developed new controls to connect the new system with our existing general ledger system. There have been no other changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state proceedings described in Note 2 - Commitments and Contingencies to our unaudited condensed consolidated financial statements.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, other than as set forth below and in the discussion of risk factors in the “Cautionary Note Regarding Forward-Looking Statements” section and in the discussion of certain items that have impacted or could impact our business or results of operations during 2021 or in the future as set forth in the “Additional Considerations” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
We are experiencing higher costs and disruptions in our distribution network, which have had and could have an adverse impact on our sales, margins and profitability.
Our success is dependent on our ability to import or transport merchandise to our distribution centers and then truck merchandise to our stores in a timely and cost-effective manner. We rely heavily on third parties including ocean carriers and truckers in that process. We may not anticipate, respond to or control all of the challenges of operating our distribution network. Additionally, when a shipping or trucking line fails to deliver on its commitments or our distribution centers fail to operate effectively, we could experience increased freight costs or merchandise shortages that could lead to lost sales. We are experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. In the last several years, we have incurred higher distribution costs due to a variety of factors. Some of the factors that have had and could have an adverse effect on our distribution network or costs in 2021 are:
•Shipping disruptions. There is currently a shortage of shipping capacity from China and other parts of Asia, and as a result we are experiencing significant delays in importing our goods. We are also experiencing issues with port congestion and pandemic-related port closings and ship diversions. Our receipt of imported merchandise has been and may be further disrupted or delayed as a result of these or other factors. Delays could potentially have a material adverse impact on future product availability, product mix and sales, especially at Dollar Tree, if the delays do not improve. These and other disruptions related to the global COVID-19 pandemic have adversely impacted Trans-Pacific shipping in 2021 and are expected to continue to affect shipping from China, where we buy a significant portion of our merchandise, and we cannot predict when the disruptions will end. In addition, our supply chain may be disrupted as a result of other international events such as war or acts of terrorism.
•Shipping costs. We are experiencing unprecedented increases in shipping rates from the Trans-Pacific ocean carriers due to various factors, including a continued increase in spot market rates and the limited availability of shipping capacity. As a result of the inability or unwillingness of the ocean carriers with whom we have carriage contracts to execute annual contracts for all of our shipping needs or to completely fulfill their contractual commitments to us, we have found it necessary to rely on an increasingly expensive spot market and other alternative sources to make up the shortfall in our shipping needs during fiscal 2021. Freight costs for fiscal 2021 are now expected to be $1.50 to $1.60 per diluted share higher than fiscal year 2020. Changes in import duties, import quotas and other trade sanctions could also increase our costs.
•Efficient operations and management. Distribution centers and other aspects of our distribution network are difficult to operate efficiently, and we have experienced and could continue to experience a reduction in operating efficiency as a result of high turnover and challenges in attracting and retaining an adequate and reliable workforce. Although we have begun offering sign-on bonuses, enhanced wages and other inducements in certain markets to address the shortage of labor at our distribution centers, such measures are expected to increase our costs and could have an adverse effect on our margins and profitability. There can be no assurances that such measures will be adequate to attract and retain the workforce necessary for the efficient operation of our distribution centers.
•Trucking costs. We have experienced significant increases in trucking costs due to the truck driver shortage and other factors, and our trucking costs are expected to increase in the future.
•Diesel fuel costs. We have experienced volatility in diesel fuel costs and are expecting increases to continue this fiscal year.
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
•Direct-to-store deliveries. In fiscal 2020, we purchased and delivered approximately 13% of our merchandise for our Family Dollar segment through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. We also rely on third parties to deliver frozen and refrigerated product, as well as chocolate in the summer, to our Dollar Tree stores. A disruption in our relationship with or in service levels from McLane Company, Inc. or other providers could have a significant near-term impact on our operations.
We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business and financial results.
We have adopted important strategic initiatives that are designed to create growth, improve our results of operations and drive long-term shareholder value, including:
•the testing and implementation of a multi-price initiative in Dollar Tree stores referred to as Dollar Tree Plus;
•the introduction of selected Dollar Tree merchandise into Family Dollar stores;
•the testing and roll-out of the Combo Store format that combines a Dollar Tree store and Family Dollar store in a single location;
•the renovation of Family Dollar stores to the H2 format;
•our plans relating to new store openings for Dollar Tree and Family Dollar generally; and
•the continued integration of the operations of Family Dollar with Dollar Tree.
The implementation and timing of these strategic initiatives are subject to various risks and uncertainties, including consumer acceptance of new store concepts and merchandise offerings, construction and permitting delays relating to new and renovated stores, the success of our integration strategies, the availability of desirable real estate locations for lease at reasonable rates, the impact of the COVID-19 pandemic and other factors beyond our control. In addition, several of these initiatives depend on the availability of adequate levels of the appropriate domestic and imported merchandise, our ability to execute on our plans and expectations with respect to those initiatives and the continued success of our integration of Family Dollar merchandising, supply chain and operations with those of Dollar Tree. To the extent that shipping delays, supply chain disruptions and other distribution logistics adversely affect the availability of merchandise necessary to implement our strategic initiatives, we may delay or reduce our planned rate of implementation of one or more of those initiatives.
There can be no assurance that we will be able to implement important strategic initiatives in accordance with our expectations or that they will generate expected returns, which may result in an adverse impact on our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the second quarter of 2021:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
May 2, 2021 - May 29, 2021	—	$—	—	$2,150.0
May 30, 2021 - July 3, 2021	5,290,711	100.29	5,290,711	1,619.4
July 4, 2021 - July 31, 2021	1,715,615	98.75	1,715,615	1,450.0
Total	7,006,326	$99.91	7,006,326	$1,450.0
As of July 31, 2021, we had $1.45 billion remaining under Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended By-Laws of Dollar Tree, Inc., effective June 10, 2021	8-K	3.1	6/11/2021
10.1	*	Dollar Tree, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	6/11/2021
10.2	*	Performance-Based Restricted Stock Unit Agreement	8-K	10.2	6/11/2021
10.3	*	Long-Term Performance Plan Award Agreement	8-K	10.3	6/11/2021
10.4	*	Restricted Stock Unit Agreement (Standard)	8-K	10.4	6/11/2021
10.5	*	Non-Employee Director Nonstatutory Stock Option Agreement	8-K	10.5	6/11/2021
10.6	*	Dollar Tree, Inc. 2013 Director Deferred Compensation Plan, as amended and restated effective June 10, 2021	8-K	10.6	6/11/2021
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101		The following financial statements from our Form 10-Q for the fiscal quarter ended July 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
104	The cover page from our Form 10-Q for the fiscal quarter ended July 31, 2021, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	August 26, 2021	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)