Form 10-Q
period 2021-10-30
DOLLAR TREE, INC.
filed 2021-11-23
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
As of November 19, 2021, there were 224,956,059 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$6,415.4	$6,176.7	$19,232.4	$18,741.1
Other revenue	2.3	0.3	8.2	0.3
Total revenue	6,417.7	6,177.0	19,240.6	18,741.4
Cost of sales	4,651.7	4,252.6	13,643.6	13,105.9
Selling, general and administrative expenses	1,455.5	1,458.9	4,364.4	4,429.2
Operating income	310.5	465.5	1,232.6	1,206.3
Interest expense, net	33.4	38.1	99.4	113.1
Other expense, net	0.2	0.1	0.2	0.8
Income before income taxes	276.9	427.3	1,133.0	1,092.4
Provision for income taxes	60.1	97.3	259.3	253.3
Net income	$216.8	$330.0	$873.7	$839.1
Basic net income per share	$0.96	$1.39	$3.82	$3.54
Diluted net income per share	$0.96	$1.39	$3.80	$3.53
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(in millions)	2021	2020	2021	2020
Net income	$216.8	$330.0	$873.7	$839.1

Foreign currency translation adjustments	0.7	0.6	3.9	(0.8)

Total comprehensive income	$217.5	$330.6	$877.6	$838.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$701.4	$1,416.7	$1,118.3
Merchandise inventories	4,316.0	3,427.0	3,792.3
Other current assets	357.1	207.1	260.4
Total current assets	5,374.5	5,050.8	5,171.0
Property, plant and equipment, net of accumulated depreciation of $5,209.9, $4,765.0 and $4,618.1, respectively	4,377.4	4,116.3	4,095.6
Restricted cash	53.4	46.9	46.9
Operating lease right-of-use assets	6,424.0	6,324.1	6,185.1
Goodwill	1,985.3	1,984.4	1,983.1
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	22.3	23.2	23.3
Other assets	53.1	50.3	47.2
Total assets	$21,390.0	$20,696.0	$20,652.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$300.0
Current portion of operating lease liabilities	1,388.0	1,348.2	1,296.5
Accounts payable	1,984.8	1,480.5	1,587.2
Income taxes payable	—	86.3	—
Other current liabilities	918.4	815.3	858.6
Total current liabilities	4,291.2	3,730.3	4,042.3
Long-term debt, net, excluding current portion	3,231.1	3,226.2	3,225.3
Operating lease liabilities, long-term	5,151.0	5,065.5	4,962.1
Deferred income taxes, net	1,096.8	1,013.5	1,043.1
Income taxes payable, long-term	26.4	22.6	31.0
Other liabilities	349.1	352.6	387.3
Total liabilities	14,145.6	13,410.7	13,691.1
Commitments and contingencies (Note 2)
Shareholders’ equity	7,244.4	7,285.3	6,961.1
Total liabilities and shareholders’ equity	$21,390.0	$20,696.0	$20,652.2

Common shares outstanding	224.9	233.4	235.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended October 30, 2021
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at July 31, 2021	224.9	$2.2	$1,204.9	$(32.0)	$5,836.6	$7,011.7
Net income	—	—	—	—	216.8	216.8
Total other comprehensive income	—	—	—	0.7	—	0.7
Issuance of stock under Employee Stock Purchase Plan	—	—	2.4	—	—	2.4
Stock-based compensation, net	—	—	12.8	—	—	12.8
Balance at October 30, 2021	224.9	$2.2	$1,220.1	$(31.3)	$6,053.4	$7,244.4

	39 Weeks Ended October 30, 2021
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 30, 2021	233.4	$2.3	$2,138.5	$(35.2)	$5,179.7	$7,285.3
Net income	—	—	—	—	873.7	873.7
Total other comprehensive income	—	—	—	3.9	—	3.9
Issuance of stock under Employee Stock Purchase Plan	0.1	—	8.3	—	—	8.3
Exercise of stock options	—	—	0.7	—	—	0.7
Stock-based compensation, net	0.6	—	22.5	—	—	22.5
Repurchase of stock	(9.2)	(0.1)	(949.9)	—	—	(950.0)
Balance at October 30, 2021	224.9	$2.2	$1,220.1	$(31.3)	$6,053.4	$7,244.4
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 30,	October 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$873.7	$839.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	527.3	503.7
Provision for deferred income taxes	85.0	59.4
Stock-based compensation expense	63.1	70.5
Amortization of debt discount and debt-issuance costs	4.9	3.1
Other non-cash adjustments to net income	8.6	7.4
Changes in operating assets and liabilities	(543.9)	250.5
Net cash provided by operating activities	1,018.7	1,733.7
Cash flows from investing activities:
Capital expenditures	(749.6)	(707.0)
Proceeds from governmental grant	2.9	—
Proceeds from (payments for) fixed asset disposition	0.4	(0.5)
Net cash used in investing activities	(746.3)	(707.5)
Cash flows from financing activities:
Principal payments for long-term debt	—	(250.0)
Proceeds from revolving credit facility	—	750.0
Repayments of revolving credit facility	—	(750.0)
Proceeds from stock issued pursuant to stock-based compensation plans	9.0	14.3
Cash paid for taxes on exercises/vesting of stock-based compensation	(40.6)	(16.8)
Payments for repurchase of stock	(950.0)	(194.2)
Net cash used in financing activities	(981.6)	(446.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(708.8)	579.2
Cash, cash equivalents and restricted cash at beginning of period	1,463.6	586.0
Cash, cash equivalents and restricted cash at end of period	$754.8	$1,165.2
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$65.7	$80.4
Income taxes	$362.5	$300.5
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,134.3	$959.6
Accrued capital expenditures	$63.4	$41.3
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended January 30, 2021. The results of operations for the 13 and 39 weeks ended October 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2022.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of October 30, 2021 and October 31, 2020 and the results of our operations and cash flows for the periods presented. The January 30, 2021 balance sheet information was derived from the audited consolidated financial statements as of that date.
Certain prior year amounts have been reclassified for consistency with the current year presentation.
Note 2 - Commitments and Contingencies
Purchase Obligations
At October 30, 2021, we have commitments totaling $253.8 million related to agreements for ocean shipping contracts.
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
Dollar Tree Active Matters
The Food and Drug Administration (“FDA”) has alleged that we improperly sold certain topically applied, over the counter (“OTC”) products manufactured by certain Chinese factories that were on an import “alert” restriction issued by the FDA. We responded to the FDA by proposing and implementing enhanced procedures and processes for any OTC products we import from China.
Actual or threatened California state court lawsuits have been filed against Dollar Tree and Family Dollar for similar employment-related claims brought under the Private Attorney General Act (“PAGA”). These cases may allege violations such as failure to provide employees with compliant rest and meal breaks, suitable seating and overtime pay, reimburse business expenses, pay minimum wages for all time worked, provide accurate wage statements, and timely pay wages as well as other off-the-clock and potential labor code violations.
Three lawsuits are pending against us and our vendors alleging that personal talc powder products caused cancer. We do not believe the products we sold caused the illnesses. Our past talc lawsuits have been resolved without material loss to the company but no assurance can be given as to the outcome of pending or future cases. Although we have indemnification rights against our vendors, it is uncertain whether the vendors will have the financial ability to carry out their obligations. It is also uncertain whether our insurers will deny coverage under our various policies.
Dollar Tree Resolved Matters
In December 2020, a former store manager brought a class action in California state court alleging we failed to reimburse employees for business expenses and in so failing, engaged in unfair competition. The case has been resolved.
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
In January, April, and September 2021, state-wide consumer class actions were filed against us by the same law firm in Georgia and Alabama, respectively, for breach of warranty based on the allegation that the coffee we sold was mislabeled because the canisters did not contain enough coffee to make the number of cups of coffee stated on the label.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any significant impairment charges during the 13 or 39 weeks ended October 30, 2021 and October 31, 2020.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	October 30, 2021		January 30, 2021		October 31, 2020
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,532.4	$3,234.5	$3,654.4	$3,231.5	$3,966.3	$3,531.2
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of our Revolving Credit Facility approximates its fair value because the interest rates vary with market interest rates.

Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(in millions, except per share data)	2021	2020	2021	2020
Basic net income per share:
Net income	$216.8	$330.0	$873.7	$839.1
Weighted average number of shares outstanding	224.9	236.8	228.9	237.0
Basic net income per share	$0.96	$1.39	$3.82	$3.54
Diluted net income per share:
Net income	$216.8	$330.0	$873.7	$839.1
Weighted average number of shares outstanding	224.9	236.8	228.9	237.0
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.9	1.1	1.0	0.8
Weighted average number of shares and dilutive potential shares outstanding	225.8	237.9	229.9	237.8
Diluted net income per share	$0.96	$1.39	$3.80	$3.53
For the 13 and 39 weeks ended October 30, 2021 and October 31, 2020, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 5 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 11 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended January 30, 2021. Stock-based compensation expense was $63.1 million and $70.5 million during the 39 weeks ended October 30, 2021 and October 31, 2020, respectively.
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
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of October 30, 2021 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	1,265,216	$83.16
Granted	631,587	108.90
Vested	(604,670)	87.44
Forfeited	(114,836)	92.57
Nonvested at October 30, 2021	1,177,297	$93.86

PSUs
The following table summarizes the status of PSUs as of October 30, 2021 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	423,272	$82.67
Granted	422,524	95.04
Vested	(218,232)	79.44
Forfeited	(42,592)	95.66
Nonvested at October 30, 2021	584,972	$91.86
Note 6 - Shareholders’ Equity
We did not repurchase any shares of common stock on the open market during the 13 weeks ended October 30, 2021. During the 39 weeks ended October 30, 2021, we repurchased 9,156,898 shares of common stock on the open market for approximately $950.0 million. We repurchased 2,154,304 shares of common stock on the open market for approximately $200.0 million during the 13 and 39 weeks ended October 31, 2020. Approximately $5.8 million in share repurchases had not settled as of October 31, 2020. This amount was accrued and is reflected in “Other current liabilities” within the accompanying unaudited condensed consolidated balance sheet as of October 31, 2020.
During the 13 weeks ended October 30, 2021, the Board increased our share repurchase authorization by $1.05 billion to an aggregate amount of $2.5 billion, including $1.45 billion available for repurchases under the Board’s previous repurchase authorization approved on March 2, 2021.
Note 7 - Segments and Disaggregated Revenue
We operate a chain of more than 15,900 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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

Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(in millions)	2021	2020	2021	2020
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,417.4	$3,303.2	$10,003.0	$9,557.6
Family Dollar	2,998.0	2,873.5	9,229.4	9,183.5
Consolidated Net sales	$6,415.4	$6,176.7	$19,232.4	$18,741.1

Gross profit:
Dollar Tree	$1,031.1	$1,154.2	$3,207.1	$3,206.8
Family Dollar	732.6	769.9	2,381.7	2,428.4
Consolidated Gross profit	$1,763.7	$1,924.1	$5,588.8	$5,635.2

Operating income (loss):
Dollar Tree	$290.5	$417.9	$1,019.2	$1,006.5
Family Dollar	88.6	131.4	456.3	472.0
Corporate, support and Other	(68.6)	(83.8)	(242.9)	(272.2)
Consolidated Operating income	310.5	465.5	1,232.6	1,206.3
Interest expense, net	33.4	38.1	99.4	113.1
Other expense, net	0.2	0.1	0.2	0.8
Income before income taxes	$276.9	$427.3	$1,133.0	$1,092.4

	As of
	October 30,	January 30,	October 31,
(in millions)	2021	2021	2020
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$425.8	$424.9	$423.6
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated Goodwill	$1,985.3	$1,984.4	$1,983.1

Total assets:
Dollar Tree	$8,954.7	$8,669.3	$8,467.4
Family Dollar	11,869.8	11,562.2	11,703.0
Corporate, support and Other	565.5	464.5	481.8
Consolidated Total assets	$21,390.0	$20,696.0	$20,652.2

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				39 Weeks Ended
	October 30,		October 31,		October 30,		October 31,
(in millions)	2021		2020		2021		2020
Dollar Tree segment net sales by merchandise category:
Consumable	$1,563.0	45.7%	$1,564.1	47.4%	$4,671.4	46.7%	$4,778.8	50.0%
Variety	1,596.3	46.7%	1,520.9	46.0%	4,961.5	49.6%	4,473.0	46.8%
Seasonal	258.1	7.6%	218.2	6.6%	370.1	3.7%	305.8	3.2%
Total Dollar Tree segment net sales	$3,417.4	100.0%	$3,303.2	100.0%	$10,003.0	100.0%	$9,557.6	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,359.4	78.7%	$2,255.7	78.5%	$7,065.3	76.6%	$7,077.5	77.1%
Home products	228.7	7.6%	240.1	8.3%	777.0	8.4%	802.7	8.7%
Apparel and accessories	178.3	6.0%	157.4	5.5%	592.4	6.4%	517.8	5.6%
Seasonal and electronics	231.6	7.7%	220.3	7.7%	794.7	8.6%	785.5	8.6%
Total Family Dollar segment net sales	$2,998.0	100.0%	$2,873.5	100.0%	$9,229.4	100.0%	$9,183.5	100.0%

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
•Our plans to address the labor shortages at our distribution centers and stores;
•Our expectations regarding increased expenses for higher wages and bonuses paid to associates, including increases in the minimum wage by States and localities and potential federal legislation increasing the minimum wage;
•The potential effect of general business or economic conditions on our business including the direct and indirect effects of the COVID-19 pandemic, inflation, labor shortages, consumer spending levels, unemployment, the physical and financial health of our customers, the effectiveness and duration of government assistance programs to individuals, households and businesses to support consumer spending, and proposals to raise federal corporate tax rates;
•Our expectations regarding reductions in COVID-19-related expenses and the level of shrink in fiscal 2021;
•Our plans to renovate existing Family Dollar stores and build new stores in the H2 store format, including an increase in the number of stores with adult beverages, and the performance of that format on our results of operations;
•Our plans and expectations relating to the introduction of additional price points above $1 in our Dollar Tree stores;
•Our plans and expectations relating to new store openings and the adoption, testing, implementation and performance of new store concepts such as Dollar Tree Plus and our Combo Store format;
•Our expectations regarding higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores, and construction, permitting and inspection delays related to new store openings; and
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including the proceeding by the Food and Drug Administration).
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
•The labor shortages at our distribution centers and stores has had and could have an adverse impact on the operating efficiency of our distribution centers and our ability to transport merchandise to and operate our stores, and could result in lower sales.

•If the COVID-19 pandemic in North America or at our sources of supply overseas worsens or continues longer than expected, there could be a material adverse impact on our business and results of operations.
•Inflation or other adverse change or downturn in economic conditions could adversely impact our sales or profitability.
•Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of unfavorable economic conditions, for example because government assistance to households and businesses terminate or are reduced.
•We may not be successful in implementing or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, including lack of customer acceptance, shipping delays, supply chain disruptions and other factors that could affect the timeliness, cost or availability of adequate levels of necessary domestic and imported merchandise, which may have an adverse impact on our business and financial results.
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
The Impact of COVID-19
As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and financial results in 2020 were materially different than in prior years. During March 2020, our Dollar Tree and Family Dollar stores began to experience a significant increase in customer demand and sales of essential products and comparable store net sales increased significantly. However, beginning the last week of March 2020 and continuing into April during the peak of the 2020 Easter selling season, comparable store net sales at our Dollar Tree stores decreased. After the 2020 Easter selling season, in both banners, we experienced an increase in demand for and sales of discretionary products and our seasonal business for the other holidays throughout 2020 was strong. Easter sales were strong in both banners during 2021. Our results of operations through the third quarter of fiscal 2020 include approximately $254.3 million of COVID-19-related expenses; these expenses totaled $22.1 million through the third quarter of fiscal 2021.
The future impact of COVID-19 on our customers and our business is difficult to predict. The course of the pandemic, including the spread of the Delta variant, the effectiveness of health measures such as vaccines, and the impact of ongoing economic stabilization efforts is uncertain and government assistance payments may not provide enough funding to support future consumer spending at levels experienced during the first nine months of fiscal 2021. For example, although the American Rescue Plan Act of 2021 (“Rescue Act”), which was enacted on March 11, 2021, provided U.S. government funding to address the continuing impact of COVID-19 on the economy, public health, individuals and businesses, some of the enacted benefits, including $1,400 direct payments to individuals and supplemental unemployment benefits, were temporary and have been discontinued. Given the level of volatility and uncertainty surrounding the future impact of COVID-19 on our customers, suppliers and the broader economies in the locations that we operate as well as uncertainty around the future impact on our supply chain and the global supply chain, it is challenging to predict our future operations and financial results.
For further discussion of the impacts that COVID-19 had on our financial condition and results of operations during fiscal 2020, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 30, 2021.
Overview
We are a leading operator of more than 15,900 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.00. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At October 30, 2021, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 39 weeks ended October 30, 2021 and October 31, 2020 is as follows:

	39 Weeks Ended
	October 30, 2021			October 31, 2020
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,805	7,880	15,685	7,505	7,783	15,288
New stores	214	148	362	262	111	373
Re-bannered stores	(1)	(1)	(2)	(3)	4	1
Closings	(34)	(45)	(79)	(23)	(33)	(56)
Ending	7,984	7,982	15,966	7,741	7,865	15,606
Relocations	45	55	100	46	31	77

Selling Square Feet (in millions):
Beginning	67.4	57.7	125.1	64.6	56.7	121.3
New stores	1.9	1.3	3.2	2.3	0.9	3.2
Re-bannered stores	—	—	—	(0.1)	0.1	—
Closings	(0.3)	(0.3)	(0.6)	(0.2)	(0.2)	(0.4)
Relocations	0.1	0.1	0.2	0.1	0.1	0.2
Ending	69.1	58.8	127.9	66.7	57.6	124.3
Stores are included as re-banners when they close or open, respectively.
The average size of stores opened during the 39 weeks ended October 30, 2021 was approximately 8,760 selling square feet for the Dollar Tree segment and 8,960 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
The percentage change in comparable store net sales on a constant currency basis for the 13 and 39 weeks ended October 30, 2021, as compared with the preceding year, is as follows:

	13 Weeks Ended October 30, 2021			39 Weeks Ended October 30, 2021
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	1.6%	(1.8)%	3.5%	0.4%	(3.6)%	4.1%
Dollar Tree Segment	0.6%	(1.1)%	1.8%	1.7%	(1.4)%	3.1%
Family Dollar Segment	2.7%	(3.0)%	5.8%	(0.8)%	(6.5)%	6.1%
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
Dollar Tree Initiatives
Following the announcement of our new pricing initiative in September 2021, we increased the price point on a majority of our $1 merchandise to $1.25 in more than 100 legacy Dollar Tree stores by October 30, 2021. We have continued the rollout in November to additional stores and plan to expand the $1.25 price point initiative to more than 2,000 additional Dollar Tree stores in December 2021, and expect to complete the rollout of this initiative to all Dollar Tree stores by the end of the first quarter of fiscal 2022. We believe that the new pricing strategy will enable us to introduce new products and expand our merchandise assortment in Dollar Tree stores while maintaining great value for our customers.
We are also continuing to implement our Dollar Tree Plus initiative which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in discretionary categories. As of October 30, 2021, we have approximately 460 Dollar Tree Plus stores and expect to have nearly 600 stores by the end of fiscal 2021, exceeding our previous target of 500 stores. We also plan to accelerate the implementation of the Dollar Tree Plus initiative in fiscal 2022 by adding the concept to an additional 1,500 stores.
The roll-out of our Crafter’s Square initiative to all of our Dollar Tree stores was completed during fiscal 2020. The Crafter’s Square assortment carries mark-ups which are higher than our average mark-up.
After a successful launch of the Instacart platform in the Family Dollar segment, we began testing the online service delivery at Dollar Tree stores in the third quarter of fiscal 2021. As of October 30, 2021, the Instacart platform covers almost 7,000 Dollar Tree stores. This enables our customers to shop online and receive same-day delivery without having to visit a store.
We believe that our Dollar Tree initiatives have and will continue to positively affect our comparable store net sales and earnings.
Family Dollar Initiatives
We are executing several initiatives in our Family Dollar stores to increase sales. In March 2021, we announced the development of a new combination store format, which we refer to as a Combo Store, that leverages the strengths of the Dollar Tree and Family Dollar brands under one roof. We have taken Family Dollar’s great value and assortment and blended in select Dollar Tree merchandise categories to create a new store format targeted for small towns and rural communities. The Combo store provides another way to introduce the multi-price assortment to Dollar Tree customers and the one-dollar assortment to Family Dollar customers. As of October 30, 2021, we had 155 Combo Stores in operation. Due to the success of the initiative, we plan to accelerate expansion of the program in fiscal 2022, and anticipate adding 400 new, renovated, or relocated Combo Stores in fiscal 2022.
After a successful pilot program in 2020, we entered into a partnership with Instacart, an online merchandise delivery platform, in February 2021 that enables our Family Dollar customers to shop online and receive same-day delivery of merchandise without having to visit a store. The Instacart platform covers approximately 6,000 Family Dollar stores across the United States.
We are also continuing to execute our store optimization programs. Our H2 stores have significantly improved merchandise offerings throughout the store, including the addition of approximately 20 Dollar Tree $1.00 merchandise sections and establishing a minimum number of freezer and cooler doors. These stores have higher customer traffic and provide a higher average comparable store net sales lift, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of October 30, 2021, we have approximately 3,750 H2 stores. We have renovated more than 1,250 stores to this format in fiscal 2021 and have also built new stores in this format. In addition, we plan to add adult beverage to 185 stores in fiscal 2021. We believe the addition of adult beverage to our assortment will drive traffic to our stores.
Additional Considerations
The following trends or uncertainties have already impacted or could impact our business or results of operations during 2021 or in the future:
•Shipping Delays. We rely heavily on Trans-Pacific shipping to acquire merchandise for our stores, and we are experiencing significant shipping delays as a result of the shipping capacity shortage which have negatively impacted our sales and the availability of product in the stores. We are also experiencing issues with port congestion and pandemic-related port closings and ship diversions. If the shipping delays do not improve they would continue to have a material adverse impact on product availability and product mix, and on our sales and merchandise margin. Sales could be negatively impacted if imported goods do not arrive in time to stock our stores, including the timely delivery of adequate levels of seasonal merchandise for the important Christmas holidays. If higher cost domestic goods are substituted for delayed imports, our merchandise margin could be adversely impacted. To address delays in shipments, we are prioritizing product categories for shipment in an effort to obtain seasonal assortments in advance of holiday seasons, adding and evaluating the use of long-term and short-term chartered vessels, and adding alternative sources of supply from North American factories.
•Freight Costs. We are experiencing significantly higher international and domestic freight costs as a result of disruptions in the global supply chain. This trend is likely to continue. The combination of increased demand and limited availability of Trans-Pacific shipping capacity has caused spot market prices to increase substantially. We are a large importer of merchandise from Asia and particularly sensitive to freight costs. Freight costs for fiscal 2021 are now expected to be $2.00 per diluted share higher than fiscal year 2020. We are working to reduce our freight costs by using chartered vessels, evaluating and securing long-term contracts with our carriers for vessels dedicated in large part to our needs, and adding alternative sources of supply that do not rely on Trans-Pacific shipping.
•Labor Shortage. We are experiencing a shortage of associates and applicants to fill staffing requirements at our distribution centers and stores due to the current labor shortage affecting businesses. This has adversely affected the operating efficiency of our distribution centers and our ability to transport merchandise from our distribution centers to our stores. The steps we have taken to address the labor shortage at our distribution centers include hosting national hiring events, paying sign-on bonuses, offering enhanced wages in select competitive markets and paying tuition reimbursement.
•Minimum Wage Increases. In 2021, the minimum wage has increased in certain States and localities and we expect additional minimum wage increases by States and localities in 2022. In addition, the federal minimum wage may increase depending on the outcome of legislation proposed in Congress. Minimum wage increases in States and localities are expected to increase our costs by $45.0 to $50.0 million in 2021.
•Build-out and Construction Costs and Delays. We have experienced higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores. In addition, we have experienced delays in new store openings due to inspection, permitting and contractor delays. We anticipate these increased costs and delays may continue for the foreseeable future.
•COVID-19 Costs. The amount of COVID-19-related costs for premium pay including bonuses, supplies, protective equipment, and similar items was $279.0 million in fiscal 2020. We expect these costs to be approximately $30.0 million in fiscal 2021.
•Shrink Costs. We expect shrink at cost as a percentage of net sales to be significantly lower in fiscal 2021 than fiscal 2020.
For additional information regarding the risks related to our business and operations, including risks relating to the implementation of our Dollar Tree and Family Dollar initiatives, see Item 1A. Risk Factors in this Form 10-Q.
Results of Operations
Our results of operations and period-over-period changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate and operating income margin are calculated by dividing the applicable amount by total revenue.

Net Sales

	13 Weeks Ended			39 Weeks Ended
	October 30,	October 31,	Percentage Change	October 30,	October 31,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Net sales	$6,415.4	$6,176.7	3.9%	$19,232.4	$18,741.1	2.6%
Comparable store net sales change, on a constant currency basis	1.6%	5.1%		0.4%	6.5%
The increase in net sales in the 13 weeks ended October 30, 2021 was a result of sales of $177.5 million at new stores, and comparable store net sales increases in the Family Dollar and Dollar Tree segments.
Enterprise comparable store net sales increased 1.6% on a constant currency basis in the 13 weeks ended October 30, 2021, as a result of a 3.5% increase in average ticket, partially offset by a 1.8% decrease in customer traffic. Comparable store net sales increased the same 1.6% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 2.7% in the Family Dollar segment and 0.6% in the Dollar Tree segment.
The increase in net sales in the 39 weeks ended October 30, 2021 was a result of sales of $514.9 million at new stores and a comparable store net sales increase in the Dollar Tree segment, partially offset by a comparable store net sales decrease in the Family Dollar segment.
Enterprise comparable store net sales increased 0.4% on a constant currency basis in the 39 weeks ended October 30, 2021, as a result of a 4.1% increase in average ticket, partially offset by a 3.6% decrease in customer traffic. Comparable store net sales increased 0.5% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 1.7% in the Dollar Tree segment and decreased 0.8% in the Family Dollar segment. In the same period last year, the Family Dollar segment had a comparable store net sales increase of 11.2% as we saw an increase in demand for essential products in the early stages of the COVID-19 pandemic. The Dollar Tree segment had a comparable store net sales increase of 2.1% in the same period last year, as the higher average ticket was partially offset by lower traffic resulting from the COVID-19 pandemic which negatively affected Easter sales.
Gross Profit

	13 Weeks Ended			39 Weeks Ended
	October 30,	October 31,	Percentage Change	October 30,	October 31,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Gross profit	$1,763.7	$1,924.1	(8.3)%	$5,588.8	$5,635.2	(0.8)%
Gross profit margin	27.5%	31.2%	(3.7)%	29.1%	30.1%	(1.0)%
The decrease in gross profit margin in the 13 weeks ended October 30, 2021 was a result of the net of the following:
•Merchandise cost, including freight, increased 360 basis points resulting primarily from higher freight costs on both segments partially offset by higher sales of higher margin discretionary merchandise on the Dollar Tree segment.
•Distribution costs increased 15 basis points resulting from higher distribution center payroll costs, resulting primarily from hourly wage increases on both segments, and higher depreciation costs on the Dollar Tree segment resulting from the two new distribution centers, partially offset by lower COVID-19-related costs. The 13 weeks ended October 30, 2021 and October 31, 2020 included COVID-19 costs of approximately $2.8 million and $10.9 million, respectively. The prior year amount included a per hour premium for all hourly associates.
•Occupancy costs increased 10 basis points primarily due to the loss of leverage from the low comparable store net sales increase for the quarter and higher real estate tax expenses.
•Markdown costs increased 10 basis points primarily due to higher clearance markdowns on the Family Dollar segment and higher dated product markdowns on the Dollar Tree segment.
•Shrink costs decreased 30 basis points resulting from favorable inventory results in relation to accruals and decreases in the shrink accrual rates in both the Family Dollar and Dollar Tree segments in the current quarter.

The decrease in gross profit margin in the 39 weeks ended October 30, 2021 was a result of the net of the following:
•Merchandise cost, including freight, increased 140 basis points resulting from higher freight costs on both segments, partially offset by higher sales of higher margin discretionary merchandise, including higher Easter sales in both segments and improved initial mark-on in both segments.
•Occupancy costs increased 10 basis points primarily due to the loss of leverage from the comparable store net sales decrease on the Family Dollar segment.
•Distribution costs were flat as a percentage of net sales compared to the prior year resulting from COVID-19 expenses in the prior year of $28.7 million, including COVID-19 premium pay of $2 per hour for all hourly associates for hours worked beginning March 8, 2020, offset by hourly wage increases at the distribution centers and higher depreciation costs in the Dollar Tree segment resulting from the two new distribution centers. COVID-19-related costs for the 39 weeks ended October 30, 2021 were $6.1 million.
•Markdown costs decreased 5 basis points primarily due to lower seasonal markdowns in the Dollar Tree segment resulting from the improved sell-through of Easter merchandise in the current year and $10.4 million of uninsured markdown costs for stores affected by civil unrest in the prior year, partially offset by higher clearance markdowns on the Family Dollar segment.
•Shrink costs decreased 45 basis points resulting from favorable inventory results in relation to accruals and decreases in the shrink accrual rates in both the Family Dollar and Dollar Tree segments in the current year.
Selling, General and Administrative Expenses

	13 Weeks Ended			39 Weeks Ended
	October 30,	October 31,	Percentage Change	October 30,	October 31,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Selling, general and administrative expenses	$1,455.5	$1,458.9	(0.2)%	$4,364.4	$4,429.2	(1.5)%
Selling, general and administrative expense rate	22.7%	23.7%	(1.0)%	22.7%	23.7%	(1.0)%
The decrease in the selling, general and administrative expense rate in the 13 weeks ended October 30, 2021 was the result of the net of the following:
•Payroll expenses decreased 80 basis points primarily due to lower incentive compensation expenses and lower COVID-19-related store payroll costs, partially offset by minimum wage increases in the current year. The 13 weeks ended October 30, 2021 and October 31, 2020 included $6.8 million and $28.9 million, respectively, of COVID-19-related payroll costs. The COVID-19 expenses in the current quarter were primarily for quarantine and sick pay as well as the related payroll taxes. In the prior year quarter, COVID-19-related payroll expenses included store payroll costs for a $1 per hour premium paid to all store hourly associates for all hours worked during the quarter through September 26, 2020, bonuses for certain field management associates, quarantine pay and sick pay as well as the related payroll taxes.
•Store facility costs decreased 15 basis points primarily due to lower repairs and maintenance costs and utility costs.
•Other selling, general and administrative expenses were flat as a percentage of total revenue. Travel and advertising costs were higher in the current quarter as the prior year levels were unusually low as a result of the COVID-19 pandemic. The current quarter also includes the benefit associated with the settlement of a contractual dispute.
The decrease in the selling, general and administrative expense rate in the 39 weeks ended October 30, 2021 was primarily the result of a 95 basis point decrease in payroll expenses primarily due to lower COVID-19-related store payroll costs and lower stock and incentive compensation expenses, partially offset by minimum wage increases and higher health insurance costs. The 39 weeks ended October 30, 2021 and October 31, 2020 included $10.2 million and $201.0 million, respectively, of COVID-19-related payroll costs. The COVID-19 expenses in 2021 were primarily for quarantine and sick pay as well as the related payroll taxes. The prior year expenses were for store payroll costs for a per hour premium paid to all store hourly associates for all hours worked from March 8, 2020 to September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.

Operating Income

	13 Weeks Ended			39 Weeks Ended
	October 30,	October 31,	Percentage Change	October 30,	October 31,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Operating income	$310.5	$465.5	(33.3)%	$1,232.6	$1,206.3	2.2%
Operating income margin	4.8%	7.5%	(2.7)%	6.4%	6.4%	—%
Operating income margin decreased to 4.8% for the 13 weeks ended October 30, 2021 compared to 7.5% for the same period last year resulting from the decrease in gross profit margin, partially offset by the decrease in the selling, general and administrative expense rate, as described above. Operating income in the 13 weeks ended October 30, 2021 and October 31, 2020 included $11.6 million and $46.3 million, respectively, of COVID-19-related expenses.
Operating income margin was 6.4% for the 39 weeks ended October 30, 2021 and October 31, 2020. In the current year, the decrease in gross profit margin was offset by the decrease in the selling, general and administrative expense rate, as described above. Operating income in the 39 weeks ended October 30, 2021 included $22.1 million of COVID-19-related expenses. Operating income in the 39 weeks ended October 31, 2020 included $254.3 million of COVID-19-related expenses and $17.6 million of uninsured expenses related to civil unrest.
Interest Expense, Net

	13 Weeks Ended			39 Weeks Ended
	October 30,	October 31,	Percentage Change	October 30,	October 31,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Interest expense, net	$33.4	$38.1	(12.3)%	$99.4	$113.1	(12.1)%
Interest expense, net decreased $4.7 million and $13.7 million in the 13 weeks and 39 weeks ended October 30, 2021, respectively, compared to the same periods last year, resulting from lower average debt outstanding in the current year.
Provision for Income Taxes

	13 Weeks Ended			39 Weeks Ended
	October 30,	October 31,	Percentage Change	October 30,	October 31,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Provision for income taxes	$60.1	$97.3	(38.2)%	$259.3	$253.3	2.4%
Effective tax rate	21.7%	22.8%	(1.1)%	22.9%	23.2%	(0.3)%
The effective tax rate for the 13 weeks ended October 30, 2021 was 21.7% compared to 22.8% resulting primarily from higher Work Opportunity Tax Credits as a percentage of pre-tax income in the current year quarter.
The effective tax rate for the 39 weeks ended October 30, 2021 was 22.9% compared to 23.2% for the same period last year resulting from additional tax deductions in the current year related to restricted stock vesting while last year the restricted stock vesting resulted in an increase in tax expense. This benefit was partially offset by higher state tax rates in the current year.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.

Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended			39 Weeks Ended
	October 30,	October 31,	Percentage Change	October 30,	October 31,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Net sales	$3,417.4	$3,303.2	3.5%	$10,003.0	$9,557.6	4.7%
Gross profit	1,031.1	1,154.2	(10.7)%	$3,207.1	$3,206.8	—%
Gross profit margin	30.2%	34.9%	(4.7)%	32.1%	33.6%	(1.5)%
Operating income	$290.5	$417.9	(30.5)%	$1,019.2	$1,006.5	1.3%
Operating income margin	8.5%	12.7%	(4.2)%	10.2%	10.5%	(0.3)%
Net sales for the Dollar Tree segment increased $114.2 million, or 3.5%, for the 13 weeks ended October 30, 2021 compared to the same period last year. The increase was due to sales from new stores of $108.5 million and a 0.6% increase in comparable store net sales. Average ticket increased 1.8% and customer traffic decreased 1.1%.
Net sales for the Dollar Tree segment increased $445.4 million, or 4.7%, for the 39 weeks ended October 30, 2021 compared to the same period last year. The increase was due to sales from new stores of $326.5 million and a 1.7% increase in comparable store net sales. Average ticket increased 3.1% and customer traffic declined 1.4%.
    Gross profit margin for the Dollar Tree segment decreased to 30.2% for the 13 weeks ended October 30, 2021 compared to 34.9% for the same period last year as a result of the net of the following:
•Merchandise cost, including freight, increased 475 basis points primarily due to higher freight costs and lower initial mark-on, partially offset by increased sales of higher margin discretionary merchandise.
•Occupancy costs increased 10 basis points as a result of the loss of leverage due to the low comparable store net sales increase in the quarter and higher real estate tax expenses.
•Distribution costs increased 10 basis points resulting primarily from higher depreciation costs related to two new distribution centers and higher hourly wages, partially offset by lower COVID-19-related expenses. Total distribution-related COVID-19 expenses were $1.9 million and $6.6 million for the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. COVID-19-related expenses in the prior year included a per hour premium paid to all distribution center hourly associates for all hours worked during the quarter.
•Markdown costs increased 5 basis points resulting from higher dated product markdowns.
•Shrink costs decreased 25 basis points resulting from favorable inventory results in relation to accruals in the current quarter and a decrease in the shrink accrual rate.
Gross profit margin for the Dollar Tree segment decreased to 32.1% for the 39 weeks ended October 30, 2021 compared to 33.6% for the same period last year as a result of the net of the following:
•Merchandise cost, including freight, increased 195 basis points due primarily to higher freight costs and lower initial mark-on, partially offset by higher sales of higher margin discretionary merchandise, including a higher Easter sell-through. Easter sales were significantly lower last year as a result of the COVID-19 pandemic.
•Distribution costs increased 5 basis points resulting primarily from higher depreciation costs related to two new distribution centers and higher hourly wages in the current year, partially offset by lower COVID-19-related expenses. Total distribution center COVID-19-related expenses were approximately $4.1 million and $16.9 million for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. COVID-19-related expenses in the prior year included a per hour premium paid to all distribution center hourly associates for all hours worked from March 8, 2020.
•Markdown costs decreased 5 basis points resulting from lower seasonal markdowns due to the higher Easter sell-through in the current year, partially offset by higher dated product markdowns.
•Shrink costs decreased 40 basis points resulting from favorable inventory results in relation to accruals in the current year and a decrease in the shrink accrual rate.

Operating income margin for the Dollar Tree segment decreased to 8.5% for the 13 weeks ended October 30, 2021 from 12.7% for the same period last year. The decrease in operating income margin in the 13 weeks ended October 30, 2021 was the result of the gross profit margin decrease noted above, partially offset by a lower selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 21.7% in the 13 weeks ended October 30, 2021 compared to 22.2% for the same period last year as a result of the following:
•Payroll expenses decreased 30 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation expenses, partially offset by minimum wage increases and higher health insurance expenses. The 13 weeks ended October 30, 2021 and October 31, 2020 included $3.3 million and $17.3 million, respectively, of COVID-19-related payroll expenses. The amounts in the current quarter were primarily for quarantine and sick pay as well as the related payroll taxes. In the prior year quarter, COVID-19-related payroll expenses included store payroll costs for a $1 per hour premium paid to all store hourly associates for all hours worked during the quarter through September 26, 2020, bonuses for certain field management associates, quarantine pay and sick pay as well as the related payroll taxes.
•Other selling, general and administrative expenses decreased 25 basis points due to the current year including the benefit associated with the settlement of a contractual dispute and the realization of certain tax credits. The prior year also included higher costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.
Operating income in the 13 weeks ended October 30, 2021 and October 31, 2020 included $6.2 million and $28.6 million, respectively, of COVID-19-related expenses.
Operating income margin for the Dollar Tree segment decreased to 10.2% for the 39 weeks ended October 30, 2021 from 10.5% for the same period last year. The decrease in operating income margin in the 39 weeks ended October 30, 2021 was the result of the gross profit margin decrease noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 21.9% in the 39 weeks ended October 30, 2021 compared to 23.1% for the same period last year as a result of the following:
•Payroll expenses decreased 95 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation expenses, partially offset by minimum wage increases and higher health insurance costs. The 39 weeks ended October 30, 2021 and October 31, 2020 included $5.0 million and $117.0 million, respectively, of COVID-19-related payroll expenses. COVID-19 expenses in the current year were primarily for quarantine and sick pay as well as the related payroll taxes. In the prior year, COVID-19-related payroll expenses included store payroll costs for a $1 per hour premium paid to all store hourly associates for all hours worked from March 8, 2020 to September 26, 2020, bonuses for certain field management associates, quarantine pay and sick pay as well as the related payroll taxes.
•Other selling, general and administrative expenses decreased 15 basis points due to the current year including the benefit associated with the settlement of a contractual dispute, the realization of certain tax credits and lower store supplies expense, partially offset by higher debit and credit fees resulting from higher debit and credit card penetration. The prior year included costs for the installation of plexiglass sneeze guards at all registers in our stores and higher costs for masks, gloves and cleaning supplies due to the COVID-19 pandemic.
Operating income in the 39 weeks ended October 30, 2021 included $12.4 million of COVID-19-related expenses. Operating income in the 39 weeks ended October 31, 2020 included $147.4 million of COVID-19-related expenses and $5.2 million of uninsured expenses related to civil unrest.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended			39 Weeks Ended
	October 30,	October 31,	Percentage Change	October 30,	October 31,	Percentage Change
(dollars in millions)	2021	2020		2021	2020
Net sales	$2,998.0	$2,873.5	4.3%	9,229.4	9,183.5	0.5%
Gross profit	732.6	769.9	(4.8)%	2,381.7	2,428.4	(1.9)%
Gross profit margin	24.4%	26.8%	(2.4)%	25.8%	26.4%	(0.6)%
Operating income	$88.6	$131.4	(32.6)%	456.3	472.0	(3.3)%
Operating income margin	3.0%	4.6%	(1.6)%	4.9%	5.1%	(0.2)%

Net sales for the Family Dollar segment increased $124.5 million, or 4.3%, for the 13 weeks ended October 30, 2021 compared to the same period last year. The increase was due to a comparable store net sales increase of 2.7% and $69.0 million of new store sales. For the 13 weeks ended October 30, 2021, average ticket increased 5.8% and customer traffic declined 3.0%.
Net sales for the Family Dollar segment increased $45.9 million, or 0.5%, for the 39 weeks ended October 30, 2021 compared to the same period last year. The increase was due to $188.4 million of new store sales, offset partially by a comparable store net sales decrease of 0.8%. For the 39 weeks ended October 30, 2021, average ticket increased 6.1% and customer traffic declined 6.5%.
Gross profit margin for the Family Dollar segment decreased to 24.4% for the 13 weeks ended October 30, 2021 compared to 26.8% for the same period last year. The decrease is due to the net of the following:
•Merchandise cost, including freight, increased 220 basis points primarily due to higher freight costs.
•Distribution costs increased 20 basis points primarily due to higher hourly wages, partially offset by lower COVID-19-related expenses. Total distribution-related COVID-19 expenses were $0.9 million and $4.3 million for the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. The prior year COVID-19-related expenses included a per hour premium for all distribution center hourly associates for all hours worked during the quarter.
•Markdown costs increased 20 basis points primarily due to higher clearance markdowns.
•Occupancy costs increased 5 basis points primarily due to higher real estate tax expenses.
•Shrink expense decreased 30 basis points resulting from favorable physical inventory results in relation to accruals in the current year quarter and a decrease in the shrink accrual rate.
Gross profit margin for the Family Dollar segment decreased to 25.8% for the 39 weeks ended October 30, 2021 compared to 26.4% for the same period last year. The decrease is due to the net of the following:
•Merchandise cost, including freight, increased 100 basis points primarily due to higher freight costs, partially offset by higher initial mark-on.
•Occupancy costs increased 20 basis points as a result of the loss of leverage from the comparable store net sales decrease and higher real estate tax expenses.
•Markdown costs were unchanged as a percentage of net sales compared to the prior year. Current year results included higher clearance markdowns while the prior year included $7.5 million of uninsured markdowns for stores affected by civil unrest.
•Distribution costs decreased 5 basis points primarily due to lower COVID-19-related costs partially offset by higher hourly wages. Total distribution center COVID-19-related expenses were $2.0 million and $11.8 million for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. COVID-19-related expenses in the prior year included a per hour premium for all distribution center hourly associates for all hours worked beginning March 8, 2020.
•Shrink expense decreased 50 basis points resulting from favorable physical inventory results in relation to accruals and a decrease in the shrink accrual rate.
Operating income margin for the Family Dollar segment decreased to 3.0% for the 13 weeks ended October 30, 2021 from 4.6% for the same period last year resulting from the gross profit margin decrease noted above, offset partially by a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 21.4% in the 13 weeks ended October 30, 2021 compared to 22.2% for the same period last year. The current quarter decrease in the selling, general and administrative expense rate was due to the net of the following:
•Payroll expenses decreased 65 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation expenses, partially offset by minimum wage increases. The 13 weeks ended October 30, 2021 and October 31, 2020 included $3.5 million and $11.4 million, respectively, of COVID-19-related payroll expenses. The amounts in the current quarter were primarily for quarantine and sick pay as well as the related payroll taxes. The prior year quarter included a $1 per hour premium paid to all store hourly associates for all hours worked through September 26, 2020, quarantine pay and sick pay as well as the related payroll taxes.
•Store facility costs decreased 30 basis points primarily due to lower repairs and maintenance expenses and lower telecommunication expenses.
•Depreciation and amortization expense increased 5 basis points primarily due to expenditures associated with the store optimization program.

•Other selling, general and administrative expenses increased 20 basis points primarily due to increases in advertising and travel expenses, an increase in insurance costs related to general liability claims and increases in tax reserves. Promotional advertising and travel were lower in the prior year quarter due to the COVID-19 pandemic.
Operating income in the 13 weeks ended October 30, 2021 and October 31, 2020 included $5.4 million and $17.4 million, respectively, of COVID-19-related expenses.
Operating income margin for the Family Dollar segment decreased to 4.9% for the 39 weeks ended October 30, 2021 from 5.1% for the same period last year resulting from the gross profit margin decrease noted above, offset partially by a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 20.9% in the 39 weeks ended October 30, 2021 compared to 21.3% for the same period last year. The current year decrease in the selling, general and administrative expense rate was due to the net of the following:
•Payroll expenses decreased 60 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation expenses, partially offset by minimum wage increases and the loss of leverage from the comparable store net sales decrease. The 39 weeks ended October 30, 2021 and October 31, 2020 included $5.1 million and $83.4 million, respectively, of COVID-19-related payroll expenses. COVID-19 expenses in the current year were primarily for quarantine and sick pay as well as the related payroll taxes. The prior year included a per hour premium paid to all store hourly associates for all hours worked from March 8, 2020 to September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
•Store facility costs decreased 10 basis points primarily due to lower repairs and maintenance expenses and lower telecommunication expenses. The 39 weeks ended October 31, 2020 included $2.5 million of incremental repairs and maintenance expenses for stores damaged by civil unrest.
•Depreciation and amortization expense increased 10 basis points primarily due to the loss of leverage from the comparable store net sales decrease and expenditures associated with the store optimization program.
•Other selling, general and administrative expenses increased 25 basis points primarily due to an increase in advertising expenses, increases in tax reserves and the loss of leverage from the comparable store net sales decrease. Promotional advertising was lower in the prior year due to the COVID-19 pandemic.
Operating income in the 39 weeks ended October 30, 2021 included $9.5 million of COVID-19-related expenses. The 39 weeks ended October 31, 2020 included $104.9 million of COVID-19-related expenses and $12.4 million of uninsured costs related to civil unrest.
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
The following table compares cash-flow related information for the 39 weeks ended October 30, 2021 and October 31, 2020:

	39 Weeks Ended
	October 30,	October 31,
(in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$1,018.7	$1,733.7
Investing activities	(746.3)	(707.5)
Financing activities	(981.6)	(446.7)
Net cash provided by operating activities decreased $715.0 million primarily due to higher inventory levels in the current year.
Net cash used in investing activities increased $38.8 million primarily due to higher capital expenditures in the current year.

Net cash used in financing activities increased $534.9 million primarily due to $950.0 million of cash paid for stock repurchases in the current year compared to nearly $200.0 million in the prior year, partially offset by the final $250.0 million payment on the Senior Floating Rate Notes in the prior year.
At October 30, 2021, our long-term borrowings were $3.25 billion and we had $1.18 billion available under our Revolving Credit Facility. We also have $425.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $311.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 30, 2021.
We repurchased 9,156,898 shares of common stock on the open market for $950.0 million during the 39 weeks ended October 30, 2021. We repurchased 2,154,304 shares of common stock on the open market for $200.0 million during the 39 weeks ended October 31, 2020. Approximately $5.8 million in share repurchases had not settled as of October 31, 2020 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of October 31, 2020. During the 13 weeks ended October 30, 2021, the Board increased our share repurchase authorization by $1.05 billion to an aggregate amount of $2.5 billion, including $1.45 billion available for repurchases under the Board’s previous repurchase authorization approved on March 2, 2021.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at LIBOR, reset periodically, plus 1.00% to 1.50% as determined by our credit ratings and leverage ratio. At October 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 30, 2021, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Shipping costs. We are experiencing unprecedented increases in shipping rates from the Trans-Pacific ocean carriers due to various factors, including a continued increase in spot market rates and the limited availability of shipping capacity. As a result of the inability or unwillingness of the ocean carriers with whom we have carriage contracts to execute annual contracts for all of our shipping needs or to completely fulfill their contractual commitments to us, we have found it necessary to rely on an increasingly expensive spot market and other alternative sources to make up the shortfall in our shipping needs during fiscal 2021. Freight costs for fiscal 2021 are now expected to be $2.00 per diluted share higher than fiscal year 2020. Changes in import duties, import quotas and other trade sanctions could also increase our costs.
•Efficient operations and management. Distribution centers and other aspects of our distribution network are difficult to operate efficiently, and we have experienced and could continue to experience a reduction in operating efficiency resulting in delayed shipments of merchandise to our stores as a result of high turnover and challenges in attracting and retaining an adequate and reliable workforce. Although we have offered sign-on bonuses, enhanced wages and other inducements in certain markets to address the shortage of labor at our distribution centers, such measures have increased our costs and are expected to continue to increase our costs, which could have an adverse effect on our margins and profitability. There can be no assurances that such measures will be adequate to attract and retain the workforce necessary for the efficient operation of our distribution centers.
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
•Direct-to-store deliveries. In fiscal 2020, we purchased and delivered approximately 13% of our merchandise for our Family Dollar segment through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. We also rely on third parties to deliver frozen and refrigerated product, as well as chocolate in the summer, to our Dollar Tree stores. To the extent that supply chain disruptions and higher costs affect McLane Company, Inc. or our other suppliers, we may be subject to delays or reductions in deliveries and higher costs for merchandise. A substantial disruption in our relationship with or in service levels from McLane Company, Inc. or other suppliers could have a significant near-term impact on our operations.
We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business and financial results, or in anticipating the impact of these initiatives.
We have adopted important strategic initiatives that are designed to create growth, improve our results of operations and drive long-term shareholder value, including:
•the addition of price points above $1 (such as $1.25) in all Dollar Tree stores;
•the expansion of a multi-price initiative in Dollar Tree stores referred to as Dollar Tree Plus;
•the introduction of selected Dollar Tree merchandise into Family Dollar stores;
•the roll-out of the Combo Store format that combines a Dollar Tree store and Family Dollar store in a single location;
•the renovation of Family Dollar stores to the H2 format;
•our plans relating to new store openings for Dollar Tree and Family Dollar generally; and
•the continued integration of the operations of Family Dollar with Dollar Tree.
The implementation and timing of these strategic initiatives are subject to various risks and uncertainties, including the acceptance of the amount of price increases by customers and others as justified or reasonable; customer acceptance of new store concepts and merchandise offerings; construction and permitting delays relating to new and renovated stores; the success of our integration strategies; the availability of desirable real estate locations for lease at reasonable rates; the impact of the COVID-19 pandemic; and other factors beyond our control. In addition, several of these initiatives depend on the timeliness, cost and availability of adequate levels of the appropriate domestic and imported merchandise, our ability to execute on our plans and expectations with respect to those initiatives and the continued success of our integration of Family Dollar merchandising, supply chain and operations with those of Dollar Tree. To the extent that shipping delays, supply chain disruptions and other distribution logistics adversely affect the availability of merchandise necessary to implement our strategic initiatives, we may delay or reduce our planned rate of implementation of one or more of those initiatives.

The rollout of our initiative to add price points above $1 in Dollar Tree stores is subject to additional risks and uncertainties relating to, among other things, operational changes such as signage, advertising, and employee training, provisions in our leases and/or third-party waivers tied to single or $1 price points, and compliance with the terms of our leases and state and local consumer laws.
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
On November 12, 2021, one of our investors filed a Schedule 13D with the SEC, reporting that it was the owner of approximately 5.7% of our outstanding common stock (in addition to other economic exposure through derivative instruments), and that it intended to have communications with members of our management, our Board of Directors, shareholders and other persons regarding our business, operations, strategies, governance and the composition of our executive suite and our Board of Directors and possibilities for changes thereto. Although we may engage in discussions with this investor as we do others, there can be no assurance as to the outcome of any conversations that may take place. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the 13 weeks ended October 30, 2021, the Board increased our share repurchase authorization by $1.05 billion to an aggregate amount of $2.5 billion, including $1.45 billion available for repurchases under the Board’s previous repurchase authorization approved on March 2, 2021. The repurchase authorization does not have an expiration date.
We did not repurchase any shares of common stock on the open market in the 13 weeks ended October 30, 2021.
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
101
The following financial statements from our Form 10-Q for the fiscal quarter ended October 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended October 30, 2021, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	November 23, 2021	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)