Form 10-K
period 2022-01-29
DOLLAR TREE, INC.
filed 2022-03-15
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
The aggregate market value of common stock held by non-affiliates of the registrant on July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $22,404,353,447, based upon the closing sale price for the registrant’s common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 7, 2022, there were 225,110,329 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for in Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 29, 2022.

DOLLAR TREE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 29, 2022

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•The potential effect of general business or economic conditions on our business, including the direct and indirect effects of the COVID-19 pandemic, inflation, labor shortages, consumer spending levels, and unemployment in our markets;
•The uncertainty of the impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding shipping delays and other disruptions in our supply chain or sources of supply, the physical and financial health of our customers, and the effectiveness and duration of government assistance programs to individuals, households and businesses to support consumer spending;
•Our expectations regarding higher oceanic shipping and domestic freight and fuel costs, and our plans to manage these cost increases;
•Our expectations regarding increased expenses for higher wages and bonuses paid to associates, including increases in the minimum wage by States and localities, potential federal legislation increasing the minimum wage, and a potential increase in the minimum salary for exempt store managers;
•Our expectations regarding continued disruptions and delays in shipping from China and other parts of Asia, and the impact of such disruptions and delays on our product availability, product mix, sales, and merchandise margin.
•Our growth plans, including our plans to add, renovate, re-banner, expand, remodel, relocate or close stores and any related costs or charges, our leasing strategy for future expansion, and our ability to renew leases at existing store locations;
•Our anticipated sales, comparable store net sales, net sales growth, gross profit margin, costs of goods sold (including product mix), shrink rates, earnings and earnings growth, inventory levels, selling, general and administrative and other fixed costs, and our ability to leverage those costs;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations, including (a) the proceeding by the U.S. Food and Drug Administration (“FDA”) arising out of or relating to: (i) products manufactured by certain Chinese factories, (ii) the inspection by the FDA and the U.S. Department of Agriculture (“USDA”) and pending FDA compliance process with respect to our West Memphis, Arkansas Family Dollar distribution center (“Arkansas FDA Matter”), (iii) a voluntary retail level product recall we initiated in February 2022 in connection with the Arkansas FDA Matter, (b) several proposed class action complaints filed against Family Dollar pertaining to circumstances underlying the Arkansas FDA Matter, (c) the federal grand jury subpoena relating to issues associated with our West Memphis, Arkansas Family Dollar distribution center, and/or (d) the facts relating to the matters described in (a), (b) or (c) above;
•Our plans to renovate existing Family Dollar stores and build new stores in the H2 store format, including an increase in the number of stores with freezers and coolers and the roll-out of adult beverages, and the performance of that format on our results of operations;
•Our plans and expectations relating to the introduction of additional price points above $1 in our Dollar Tree stores;
•Our plans relating to new store openings and new store concepts such as Dollar Tree Plus and our Combination Store format;
•The impact of trade relations and the ongoing trade dispute between the United States and China, including the actual and potential effect of Section 301 tariffs on Chinese goods imposed by the United States Trade Representative, uncertainties surrounding the policies of the current presidential administration, and other potential impediments to imports;
•Our expectations regarding an increase in imports and the resulting payment of a higher amount of Section 301 tariffs in 2022;
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
•The average size and productivity of our stores, including those to be added in 2022 and beyond;
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
•Management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, uncertain tax positions, and recognition of stock-based compensation; and
•Management’s estimates associated with our critical accounting estimates, including inventory valuation, self-insurance liabilities and valuations for our goodwill and indefinite-lived intangible assets impairment analyses.
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
Introductory Note
Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2022” or “fiscal 2022,” “2021” or “fiscal 2021,” “2020” or “fiscal 2020,” and “2019” or “fiscal 2019,” relate to as of or for the years ended January 28, 2023, January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
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

PART I
Item 1. Business
Overview
We are a leading operator of discount variety stores with a solid history of growth and performance. Our stores operate under the brand names of Dollar Tree, Family Dollar and Dollar Tree Canada. At January 29, 2022, we operated 16,077 discount variety retail stores across 48 states and five Canadian provinces and over the long-term, we believe that the market can support more than 10,000 Dollar Tree stores and 15,000 Family Dollar stores across the United States, and approximately 1,000 Dollar Tree stores in Canada. We believe the convenience and value we offer are key factors in serving and growing our base of loyal customers.
We operate in two reporting business segments: Dollar Tree and Family Dollar. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Segment Information” and Note 11 to our consolidated financial statements.
We execute a dual-banner strategy that aims to offer the best of our brands in various store formats to serve customers in all types of geographic markets. Dollar Tree is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.25. Dollar Tree stores serve a broad range of income customers in suburban locations, striving continuously to “Wow” the customer with a compelling, fun and fresh merchandise assortment comprising a variety of the things the customer wants and needs, all at incredible values in bright, clean and friendly stores. Family Dollar operates general merchandise retail discount stores providing customers with a selection of competitively-priced merchandise in convenient neighborhood stores. Family Dollar primarily serves a lower than average income customer in urban and rural locations, offering great values on everyday items.
We are committed to growing our combined business through new store openings and through our store relocation, expansion and remodel program. We plan to open new stores in underserved markets and to strategically increase our presence in our existing markets. We are executing our strategic initiatives including Dollar Tree Plus and the Family Dollar H2 and Combination Store (or Combo Store) format initiatives. We are focused on revitalizing our assortment in every store by leveraging the complementary merchandise expertise of each segment, including Dollar Tree’s sourcing and product development expertise and Family Dollar’s consumer package goods and national brands sourcing expertise. These initiatives are discussed further in the overview of each segment below.
Corporate Culture
We believe that honesty and integrity, and treating people fairly and with respect are core values within our corporate culture. We believe that running a business, and certainly a public company, carries with it a responsibility to be above reproach when making operational and financial decisions. Our executive management team visits and shops at our stores like every customer, and ideas and individual creativity on the part of our associates are encouraged, particularly from our store managers who know their stores and their customers. We have standards for store displays, merchandise presentation, and store operations. We maintain an open door policy for all associates. Our distribution centers are operated based on objective measures of performance and virtually everyone in our store support center is available to assist associates in our stores and distribution centers. For more information, see Human Capital Resources below.
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
Dollar Tree
The Dollar Tree segment includes 8,061 stores operating under the Dollar Tree and Dollar Tree Canada brands, 15 distribution centers in the United States and two in Canada. Our stores predominantly range from 8,000 - 10,000 selling square feet. During the third quarter of 2021, we announced our new pricing initiative to increase the price point on a majority of our $1.00 merchandise to a new $1.25 price point across our Dollar Tree stores in the United States. We believe that the new pricing strategy will enable us to introduce new products and expand our merchandise assortment in Dollar Tree stores while maintaining great value for our customers. At January 29, 2022, the new price point was rolled out to more than 5,800 of our stores and we completed the rollout to the remaining stores in the first quarter of 2022. We continue to implement our Dollar Tree Plus initiative which provides our customers with extraordinary value in discretionary categories priced at the $3 and $5 price points. During 2021, we entered into a partnership with Instacart and as of January 29, 2022, our customers can shop online and receive same-day delivery from nearly 7,000 Dollar Tree stores without having to visit a store.
In our Dollar Tree Canada stores, we sell items principally for $1.25(CAD) or less. Our revenue and assets in Canada are not material. We are the owners of several trademarks including “Dollar Tree” and the “Dollar Tree” logo.

We strive to exceed our customers’ expectations of the variety and quality of products they can purchase by offering items we believe typically sell for higher prices elsewhere. We buy approximately 57% to 59% of our merchandise domestically and import the remaining 41% to 43%. Our domestic purchases include basic, home, closeouts and promotional merchandise. We believe our mix of imported and domestic merchandise affords our buyers flexibility that allows them to consistently exceed our customers’ expectations. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that meet our customers’ needs.
We carry approximately 7,000 items in our Dollar Tree stores and as of the end of fiscal 2021 approximately 30% of our items are automatically replenished. The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis. Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
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
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to Note 11 to our consolidated financial statements.
Family Dollar
In our 8,016 Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00. Our stores predominantly range from 6,000 - 8,000 selling square feet. The Family Dollar segment consists of our store operations under the Family Dollar brand and 11 distribution centers. We have two primary initiatives for our Family Dollar stores, the H2 format and our Combo Store format, both of which incorporate elements of our Dollar Tree stores into Family Dollar stores. The H2 model stores include approximately 20 Dollar Tree $1.25 merchandise sections and establish a minimum number of freezer and cooler doors, throughout the store. As of January 29, 2022, we operated approximately 3,815 H2 stores. The Combo Store format, which was designed specifically for small towns and rural communities with populations of 3,000 to 4,000 residents, blends Family Dollar’s great value and assortment with select Dollar Tree merchandise categories under one roof. As of January 29, 2022, we operated more than 240 Combo Stores. Our new and renovated H2 and Combo Stores have higher sales and operating income margins compared with legacy Family Dollar stores. During 2021, we entered into a partnership with Instacart and as of January 29, 2022, our customers can shop online and receive same-day delivery from more than 6,000 Family Dollar stores without having to visit a store. We are the owners of the trademarks “Family Dollar,” “Family Dollar Stores” and other names and designs of certain merchandise sold in Family Dollar stores.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value, lower-priced private labels. We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2021, we purchased approximately 14% of our merchandise through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. In addition, approximately 16% of our merchandise is imported directly.
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
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to Note 11 to our consolidated financial statements.
Purchasing
We believe our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category. We leverage our merchandising team to source products that can be sold in both Dollar Tree and Family Dollar stores. We also believe our ability to negotiate with our vendor partners allows us to minimize the margin impact of economic pressures such as tariffs. We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. Historically, no vendor has accounted for more than 10% of total merchandise purchased by us.
Our merchandise systems provide us with valuable sales information to assist our buyers and improve product allocation to our stores. We use this information to target our inventory levels in our distribution centers and stores in order to plan for capacity and labor needs.
Distribution
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. We currently operate 26 distribution centers in the United States, 15 of which are primarily dedicated to serving our Dollar Tree stores and 11 distribution centers primarily serve our Family Dollar stores. Our St. George, Utah distribution center, which is a legacy Family Dollar facility, services both Dollar Tree and Family Dollar stores and we expect future distribution centers to be built with the capability to service both Dollar Tree and Family Dollar stores. New distribution sites are strategically located to reduce stem miles, maintain flexibility and improve efficiency in our store service areas. We expect to complete a significant expansion of our Ocala, Florida distribution center in 2024 which will include more modern automation.
Our Dollar Tree stores receive approximately 91% of their inventory from our distribution centers via contract carriers and our Family Dollar stores receive approximately 71% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors. Our Family Dollar stores receive approximately 14% of their merchandise from McLane Company, Inc. For more information on our distribution center network, see “Item 2. Properties.”
Seasonality
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
Government Regulation
We are subject to a wide variety of local, state and federal laws and regulations within the United States and Canada. Compliance with these laws and regulations often requires the dedication of our associates’ time and attention, as well as financial resources. In fiscal 2021, compliance with these laws and regulations did not have a material effect on our capital expenditures, earnings or competitive position.

Human Capital Resources
Our business success is built upon our dedicated, passionate and diverse associates who work and live in the communities we serve. Our goal is to provide a working environment that is welcoming and inclusive, offers competitive pay and benefits, supports the growth and development of our associates, and affirms our corporate values and mission. We recruit and hire in the communities we serve using local job fairs, social media as well as local community service partners to provide part-time and full-time jobs that can become lasting careers. Our Human Resources team, with oversight from our Board of Directors and its committees, develops and executes programs for compensation and benefits, onboarding and training, professional development, performance management, retention and succession planning.
We greatly value our people and invest in their personal well-being and professional growth through various human capital programs and initiatives, including the following:
•Compensation and benefits. We are committed to providing market-competitive pay for all positions and we are a pay-for-performance organization, offering performance-based compensation opportunities at nearly all levels of the organization, including hourly-paid positions. We strive to ensure gender and racial pay equity for employees performing equal or substantially similar work. Full-time associates can participate in our Retirement Savings Plan, which provides a dollar for dollar match on the first 5% of employee contributions and all associates can participate in our Employee Stock Purchase Plan. All full-time and part-time associates are eligible for competitive health and welfare benefits, including medical, dental, vision, disability, life insurance and other benefits. We also offer a voluntary benefit called “pay any-day,” which allows associates to advance their payday earnings for flexibility in meeting their bills and expenses.
•Health, wellness and family resources. In addition to making health and welfare benefits available to our associates, we also support our associates and members of their household through our Employee Assistance Program, which includes financial and legal services, as well as expert counsel in areas such as parenting, family issues and resilience skills. We offer primary caregiver and parental leave to support our associates while they are starting or growing their families and we have a program that provides financial support to associates recovering from natural disasters and personal hardships. To support our associates with high school-aged children, we launched a scholarship program in 2021 to provide access to financial support in their pursuit of higher education.
•Talent development and retention. We believe in the growth and development of our associates and are committed to building a culture of learning in which associates are given the opportunity to enhance their skills at every stage of their career. To support this objective, we provide a multitude of professional and leadership development experiences, including online and instructor-led trainings that enable associates to consume relevant learning content for their current role and future career growth. To remove barriers to education, we launched an education assistance program in 2021 that provides tuition reimbursement, as well as discounted tuition at over 200 colleges and universities for our associates and their families. Our associates also receive personalized coaching and advisement on degree programs that meet their needs. Retention of our associates is a focus for all leaders and we continue to strive to improve our turnover rate. We monitor associate turnover as we know our success depends on retaining and engaging talent in all areas of the business. To identify high-potential talent, leadership assesses talent at the store manager level and above on a regular basis through structured talent reviews and succession planning paired with customized development plans. This focus on talent resulted in more than 48,500 promotions in fiscal 2021.
•Diversity, equity and inclusion. We believe our associates should mirror our diverse customer base and the communities we serve. Our goal is to create and support a culture of inclusion among a diverse and inclusive workforce where the individual differences of our associates are understood, respected and appreciated. To further this goal, we launched a Diversity, Equity and Inclusion (DEI) Executive Council in 2020 comprised of senior leaders from every department within the company. The DEI Executive Council is charged with creating and implementing DEI-focused strategies consistent with our business goals, catalyzing cultural change throughout the organization and driving accountability at the senior management level for progress on key DEI objectives. In addition, we have provided associate training on DEI topics and committed to forming a number of employee resource groups that are intended to serve as platforms for discussion and support among communities of associates within targeted demographics. Our plan is for each employee resource group to have an executive sponsor who is a member of the DEI Executive Council.
•Workplace safety. We strive to maintain a safe working environment for our associates with a safety program designed to promote accident prevention. Among other things, our environmental health and safety department establishes standard safety protocols and operating procedures across the company, and our field managers are responsible for overseeing associate safety training and conducting store safety audits. In response to the COVID-19 pandemic, we implemented several changes to protect our associates and our customers and to ensure adherence to Centers for Disease Control and Prevention (CDC) recommendations. During 2020, we provided personal protective equipment including masks, gloves and sanitizers for our store and distribution center associates, installed plexiglass sneeze guards at all store registers and enabled the majority of our store support center teams to work remotely. We provided wage premiums for store and distribution center hourly associates, provided minimum guaranteed sales bonuses for store managers and pay continuation for associates who tested positive for COVID-19.
•Communication and Engagement. We believe that our associates are critical to our business and the right culture is essential to creating an environment of high engagement and inclusivity in which Associates thrive. It is important to listen to Associate feedback and perspectives on various matters affecting their relationship with the company. As a result, we have launched a culture assessment that enables us to define the culture we aspire to be, measure the culture we are today and close the gaps so we realize our goals, execute on our business strategies and create a compelling associate experience within the organization.
As of January 29, 2022, we employed more than 210,500 associates, as follows:

	Store and Distribution Center Associates
	Dollar Tree	Family Dollar	Store Support Center Associates	Total
Full-time Associates	28,759	30,521	2,606	61,886
Part-time Associates	101,795	46,878	6	148,679
Total	130,554	77,399	2,612	210,565
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
Profitability and Operational Risks
Our profitability is vulnerable to increases in oceanic shipping costs, domestic freight and fuel costs, wage and benefit costs and other operating costs.
Future increases in costs such as wage and benefit costs, ocean shipping rates, domestic freight costs, fuel and energy costs, the cost of merchandise (including the substitution of higher cost domestic goods), duties and tariffs, merchandise loss (due to theft, damage, or errors) and store occupancy costs would reduce our profitability. We expect material increases in wage rates and labor costs as well as in shipping rates, freight and fuel costs in 2022. We have incurred additional costs as a result of recent minimum wage increases by certain states and localities and we expect additional minimum wage increases by states and localities in 2022. In addition, the federal minimum wage may increase depending on the outcome of legislation proposed in Congress, and the current administration may consider raising the minimum salary for store managers who have exempt status under the Fair Labor Standards Act. Separately, government or industry actions addressing the impact of climate change may result in increases in merchandise or operating costs.
In our Dollar Tree segment, we raised our primary price point on merchandise to $1.25 in fiscal 2021. In addition, we continue to implement our Dollar Tree Plus initiative which provides our customers with discretionary categories priced at the $3 and $5 price points. Although we have increased our price points at Dollar Tree stores, we remain dependent on our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset cost increases. Supply chain constraints and higher commodity costs could make it more difficult for us to obtain sufficient quantities of certain products and could negatively affect our product assortment and merchandise costs. We can give no assurance that we will be able to adjust our product assortment, operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can raise the price of merchandise, customers may buy fewer products if prices were to increase. Please see “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of economic factors on our operations.
We are experiencing higher costs and disruptions in our distribution network, which have had and could have an adverse impact on our sales, margins and profitability.
Our success is dependent on our ability to import or transport merchandise to our distribution centers and then truck merchandise to our stores in a timely and cost-effective manner. We rely heavily on third parties including ocean carriers and truckers in that process. We may not anticipate, respond to or control all of the challenges of operating our distribution network. Additionally, when a shipping or trucking line fails to deliver on its commitments or our distribution centers fail to operate effectively, we could experience increased freight costs or merchandise shortages that could lead to lost sales. We are experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. In the last several years, we have incurred higher distribution costs due to a variety of factors. Some of the factors that have had and could have an adverse effect on our distribution network or costs in 2022 are:
•Shipping costs. We are experiencing unprecedented increases in shipping rates from the Trans-Pacific ocean carriers due to various factors, including higher demand, a continued increase in spot market rates and the limited availability of shipping capacity. In fiscal 2021, we found it necessary to rely on an increasingly expensive spot market and other alternative sources to make up the shortfall in our shipping needs when contracted carriers were unable or unwilling to execute on all of our annual contracts. Import and domestic freight costs will present cost pressure in the first half of fiscal 2022 due to the annualization of fiscal 2021 rates. In addition, diesel fuel prices are expected to be significantly higher in fiscal 2022 and may increase further because of international tensions. There is a risk that our estimated annual freight costs for fiscal 2022 could be higher than we expect if our carrier contract rates for 2022 exceed our expectations, our carriers do not fulfill their contractual commitments to us and we find it necessary to increase our use of the spot market, and/or the spot market rates during 2022 are higher than anticipated. A significant increase in our freight costs could have a material adverse impact on our business and results of operations. Changes in import duties, import quotas and other trade sanctions could also increase our costs.
•Shipping disruptions. There is currently a shortage of shipping capacity from China and other parts of Asia, and as a result we are experiencing significant delays in importing our goods. We have also experienced issues with port congestion and pandemic-related port closings and ship diversions. Our receipt of imported merchandise has been and may be further disrupted or delayed as a result of these or other factors. Delays could potentially have a material adverse impact on future product availability, product mix, sales and merchandise margin, especially at Dollar Tree, if the delays do not improve. These and other disruptions adversely impacted Trans-Pacific shipping in 2021 and are expected to continue to affect shipping from China, where we buy a significant portion of our merchandise, and we cannot predict when the disruptions will end. In addition, our supply chain may be disrupted as a result of other international events such as armed conflict, war, economic sanctions or acts of terrorism.
•Efficient operations and management. Distribution centers and other aspects of our distribution network are difficult to operate efficiently, and we have experienced and could continue to experience a reduction in operating efficiency resulting in delayed shipments of merchandise to our stores as a result of high associate turnover and challenges in attracting and retaining an adequate and reliable workforce. Although we have offered sign-on bonuses, enhanced wages and other inducements in certain markets to address the shortage of labor at our distribution centers, such measures have increased our costs and are expected to continue to increase our costs, which could have an adverse effect on our margins and profitability. There can be no assurances that such measures will be adequate to attract and retain the workforce necessary for the efficient operation of our distribution centers.
•Trucking costs. We have experienced significant increases in trucking costs due to the truck driver shortage and other factors. The truck driver shortage has also required us to increase our use of more expensive surge carriers to transport our merchandise. We expect our trucking costs to continue to increase in the future.
•Diesel fuel costs. We have experienced volatility in diesel fuel costs and are expecting increases to continue in fiscal 2022 and may worsen, for example, because of the impact of international events such as trade restrictions on Russia on oil prices.
•Vulnerability to natural or man-made disasters, including climate change. A fire, explosion or natural disaster at a port or any of our distribution facilities could result in a loss of merchandise and impair our ability to adequately stock our stores. Some facilities are vulnerable to earthquakes, hurricanes, tornadoes or floods, and an increase in the severity and frequency of extreme weather events and patterns may increase our operating costs, disrupt our supply chain, change customer buying patterns, result in store closures and impede physical access to our stores.

•Labor disagreement. Labor disagreements, disruptions or strikes, including at ports, may result in lost sales due to delays in the delivery of merchandise to our distribution centers or stores and increase our costs. For example, the union collective bargaining agreement that governs the wages and benefits of a large number of longshoremen at ports in California, Oregon, and Washington is scheduled to expire on July 1, 2022, unless extended or a new contract is negotiated. If the parties are unable to agree on a new or extended collective bargaining agreement, there could be additional shipping delays and disruptions which could adversely affect the availability of imported merchandise and increase our costs.
•Direct-to-store deliveries. We rely on a limited number of suppliers for certain consumable merchandise, including frozen and refrigerated products. In fiscal 2021, we purchased and delivered approximately 14% of our merchandise for our Family Dollar segment through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. We also rely on third parties to deliver frozen and refrigerated product, as well as chocolate in the summer, to our Dollar Tree stores. To the extent that supply chain disruptions and higher costs affect our suppliers, we may be subject to delays or reductions in deliveries and higher costs for merchandise. A substantial disruption in our relationship with or in service levels from these suppliers could have a material adverse impact on our business and results of operations.
We may stop selling or recall certain products for safety-related or other issues.
We may stop selling or recall certain products produced by certain manufacturers for safety-related or other issues, including product contamination, product content such as lead, spoilage or other adulteration, improper manufacturing processes, improper testing, product mislabeling or product tampering. We may also stop selling or recall products if the products, the operations of our suppliers, or our operations violate applicable laws or regulations, including food, drug and cosmetic safety laws, or raise potential health and safety-related issues, including improper storage, product mishandling, contamination or other adulteration, or when our suppliers’ products cause injury, illness or death. On February 18, 2022, following a prior FDA and USDA inspection of Family Dollar Distribution Center 202 in Arkansas (“DC 202”), and subsequent issuance by the FDA of Form 483 observations primarily regarding rodent infestation at DC 202, as well as other items that require remediation, we initiated a voluntary retail-level product recall of FDA and USDA-regulated products stored and shipped to approximately 400 stores from DC 202 from January 1, 2021 through such date (the “Recall”). Any recall may require significant management attention, and could result in significant and unexpected costs, lost sales, compliance or enforcement actions by governmental authorities, and/or product liability claims or lawsuits. In addition, our sale of adulterated products could subject us to claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment against us, a related regulatory enforcement action or a product recall could materially and adversely affect our reputation, financial condition and/or results of operations. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against the products we sell could materially and adversely affect our business, reputation and/or profitability. Additionally, the pending Recall has led, and any future product recall may lead, to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses. Also see “Litigation, arbitration and government proceedings may adversely affect our business, financial condition and/or results of operations” on page 18 for, among other things, a description of legal proceedings relating to issues associated with DC 202.
Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of consumer concerns about the quality and safety of our products.
We could experience a decline in consumer confidence and spending in connection with product recalls if our customers become concerned about the quality and safety of the products we sell. To date, other than with respect to the stores temporarily closed to permit the removal and destruction of relevant inventory, we have not experienced significant lost sales in connection with the Recall, but there can be no assurances that consumer confidence in the quality and safety of our products resulting from the Recall will not decline in the future. If there is a decline in consumer confidence in our products, our reputation may be adversely affected and we may experience additional lost sales which could have a material adverse impact on our business and results of operations.
Inflation or other adverse change or downturn in economic conditions could impact our sales or profitability.
A deterioration in economic conditions, whether related to the COVID-19 pandemic or otherwise, could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. Adverse economic conditions such as a recession could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns or reduce our profitability due to lower margins. Other factors that could result in or exacerbate adverse economic conditions include inflation, higher unemployment, consumer debt levels, trade disputes, as well as adverse climate or weather conditions, epidemics, terrorism or international tensions, including armed conflict and economic sanctions.
Furthermore, factors that could adversely affect consumer disposable income could decrease our customers’ spending on products we sell. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to, the COVID-19 pandemic and other adverse economic conditions described below as well as increases in fuel or other energy costs and interest rates, lack of available credit, higher tax rates and other changes in tax laws, increasing healthcare costs, and changes in, decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.
Although governmental authorities adopted substantial measures, including fiscal and monetary stimulus, to provide economic assistance to individual households and businesses and support economic stability during the COVID-19 pandemic and the related recession, certain of the government assistance payments to households were temporary and were permitted to expire. There can be no assurance that current or future governmental efforts to support the economy during the pandemic or a recession will be sufficient to support future consumer spending at levels experienced in fiscal 2021 or mitigate the negative effect of the pandemic on the economy. If consumer spending on the goods we sell declines as a result, there could be a material adverse impact on our business and results of operations.
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
If the COVID-19 pandemic and associated disruptions worsen or continue longer than expected, there could be a material adverse impact on our business and results of operations.
The continuing COVID-19 pandemic arising from a novel strain of coronavirus and its variants has caused on-going direct and indirect economic disruptions that have adversely affected, and are expected to continue to adversely affect, elements of our business. The COVID-19 pandemic, related public health measures and associated economic and social impacts have already contributed to, among other things, significant increases in the cost of operating our stores and distribution centers, decreased foot traffic in our stores, disruptions in the patterns of consumer demand and traffic, and an increase in demand for online sales (which is an insignificant part of our business), home deliveries (which we began providing in 2021 through our partnership with Instacart) or curbside deliveries (which we do not offer), and changes in the labor markets.
There continues to be uncertainty and unpredictability about the impact of COVID-19-related issues on our financial and operating results in future periods. If the pandemic worsens or continues longer than expected, governments may reinstate or extend business or personal restrictions, and we could be forced to curtail or restrict operations or incur additional costs. We might also experience new disruptions in our supply chain and sources of supply, suffer facility closures or encounter additional difficulties in hiring or retaining the workforce required for our business. These circumstances, if applicable for an extended duration or across significant parts of our operating footprint, or if they fall during particularly meaningful holiday seasons, could have a material adverse effect on our business and results of operations.
We are unable to predict the full extent to which COVID-19-related issues will affect the economy and our customers, associates, suppliers, vendors, other business partners or our business, results of operations and financial condition. If the economic consequences of the pandemic are prolonged and/or worsen, it could amplify many of the other risks described in this Form 10-K.
Risks associated with our domestic and foreign suppliers could adversely affect our financial performance.
We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments due to financial or other difficulties, we could experience merchandise shortages which could lead to lost sales or increased merchandise costs if alternative sources must be used.
We rely on the timely availability of imported goods at favorable wholesale prices. Merchandise imported directly accounts for approximately 41% to 43% of our Dollar Tree segment’s total retail value purchases and 15% to 17% of our Family Dollar segment’s total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. Imported goods are generally less expensive than domestic goods and result in higher profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:
•duties, tariffs or other restrictions on trade, including Section 301 tariffs that have already been imposed on imported Chinese goods, and it is uncertain whether the current presidential administration will reduce these tariffs in the future. We are currently expecting the amount of Section 301 tariffs we pay in 2022 to increase above 2021 levels because the amount of our imports is expected to increase;
•raw material shortages, work stoppages, government travel restrictions, strikes and political unrest, including any impact on vendors or shipping arising from epidemics and related travel restrictions, such as the COVID-19 pandemic;

•economic crises in the United States or abroad and international disputes or conflicts, including war and economic sanctions;
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
Existing store sales growth is critical to good operating results and is dependent on a variety of factors including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. Failure to meet our sales targets, including in our renovated stores, could result in our needing to record material non-cash impairment charges related to our intangible assets. We believe increasing sales at Family Dollar depends in significant part on the success of the H2 renovations and Combo Store concepts.
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
When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 4, 2021 and will be observed on April 17, 2022.
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
In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals. We have experienced higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores. We have also experienced delays in new store openings due to inspection, permitting and contractor delays. We anticipate these increased costs and delays may continue for the foreseeable future, which could adversely affect our profitability. Further, we may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.
Our profitability is affected by the mix of products we sell.
Our gross profit margin decreases when we increase the proportion of higher cost goods we sell. For example, some of our consumable products carry higher costs than other goods, so our gross profit margin will be negatively impacted as the percentage of our sales from higher cost consumable products increases. Imported merchandise is generally lower cost than domestic goods. Our product mix is affected by the supply of goods, including imported goods, and could be negatively impacted by various factors, including the COVID-19 pandemic and oceanic shipping and port disruptions.
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
Our growth and performance is dependent on the skills, experience and contributions of our associates, executives and key personnel for both Dollar Tree and Family Dollar. Various factors, including the ongoing pandemic, constraints on overall labor availability, wage rates, regulatory or legislative impacts, and benefit costs could impact our ability to attract and retain qualified associates at our stores, distribution centers and corporate offices.
We are experiencing a shortage of associates and applicants to fill staffing requirements at our distribution centers, stores and corporate offices due to the current labor shortage affecting businesses. This has adversely affected the operating efficiency of our distribution centers and stores and our ability to transport merchandise from our distribution centers to our stores. If we are unable to attract and retain qualified associates for our distribution centers and stores in the future, our business and results of operations may be adversely affected.
Risks Relating to Strategic Initiatives
We may not be successful in implementing or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, which may have an adverse impact on our business and financial results.
We have adopted important strategic initiatives that are designed to create growth, improve our results of operations and drive long-term shareholder value, including:
•the conversion of our basic product price from $1.00 to $1.25 for the vast majority of merchandise in all Dollar Tree stores;
•the expansion of a multi-price initiative in Dollar Tree stores referred to as Dollar Tree Plus;
•the introduction of selected Dollar Tree merchandise into Family Dollar stores;
•the roll-out of the Combo Store format that combines a Dollar Tree store and Family Dollar store in a single location;
•the renovation of Family Dollar stores to the H2 format;
•our partnership with Instacart to provide home delivery of merchandise purchased online;
•our plans relating to new store openings for Dollar Tree and Family Dollar generally; and
•the continued integration of the operations of Family Dollar with Dollar Tree.

The implementation and timing of these strategic initiatives are subject to various risks and uncertainties, including the acceptance of the amount of price increases by customers and others as justified or reasonable; customer acceptance of new store concepts and merchandise offerings; construction and permitting delays relating to new and renovated stores; the availability of desirable real estate locations for lease at reasonable rates; the impact of the COVID-19 pandemic and associated issues; the success of our integration strategies; and other factors beyond our control. In addition, several of these initiatives depend on the timeliness, cost and availability of adequate levels of the appropriate domestic and imported merchandise, our ability to execute on our plans and expectations with respect to those initiatives and the continued success of our integration of Family Dollar merchandising, supply chain and operations with those of Dollar Tree. To the extent that shipping delays, supply chain disruptions and other distribution logistics adversely affect the availability of merchandise necessary to implement our strategic initiatives, we may delay or reduce our planned rate of implementation of one or more of those initiatives.
The rollout of our initiative to add price points above $1 in Dollar Tree stores is subject to additional risks and uncertainties relating to, among other things, provisions in our leases and/or third-party waivers tied to single or $1 price points, and compliance with the terms of our leases and state and local consumer laws, which may restrict price increases deemed unjustified in certain circumstances.
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
In fiscal 2019, we recorded a $313.0 million non-cash pre-tax and after-tax goodwill impairment charge related to our Family Dollar reporting unit. The impairment was a result of business challenges including slower sales growth, higher freight, shrink and store labor costs. Should we experience similar business challenges or significant negative industry or general economic trends, we could recognize additional impairments to our goodwill, intangible assets and other long-lived assets. We monitor key assumptions and other factors utilized in our goodwill impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition. For additional information on goodwill impairments please refer to Note 1 to our consolidated financial statements under the caption “Goodwill and Nonamortizing Intangible Assets.”
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
Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available to us. This may be as the result of deliberate breach in the security of these systems or platforms by bad actors, including through malicious software, ransomware and other cyber-attacks, which may originate from state actors and may increase during times of international tensions. Failures may also be caused by various other factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third party service providers.
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
We are subject to laws and regulations in various jurisdictions in which we operate regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. For example, the California Consumer Privacy Act, which became effective on January 1, 2020, and the California Privacy Rights Act of 2020, which will become effective on January 1, 2023, impose responsibilities on us for the handling, disclosure and deletion of personal information for consumers who reside in California. These laws permit California to assess potentially significant fines for data privacy violations and create a right for individuals to bring class action suits seeking damages for violations. Our efforts to comply with California’s consumer privacy laws and other similar privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.
Likewise, we are subject to the Payment Card Industry Data Security Standards (“PCI-DSS”) which is mandated by the card brands and administered through the Payment Card Industry Security Standards Council. As a Level 1 Merchant, we are subject to assessment and attestation for PCI-DSS compliance on an annual basis. A failure to meet and maintain compliance with PCI-DSS requirements could result in our inability to continue to accept credit cards as a form of payment, which would materially impact our ability to sell our products. In addition, our credibility and reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether. Non-compliance with PCI-DSS requirements also may subject us to recurring and accumulating fines until compliance is achieved. Considerable investments to strengthen our information security could also be required should we ever be deemed to be non-compliant.
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
Legal and Regulatory Risks
Litigation, arbitration and government proceedings may adversely affect our business, financial condition and/or results of operations.
Our business is subject to the risk of litigation and arbitration involving employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, derivative actions, governmental investigations, administrative proceedings, regulatory actions, mass arbitration or other similar actions.
In addition, due to the types of products that we store and sell, our operations are subject to regulatory oversight by the FDA, the USDA, the Occupational Health and Safety Administration, and other federal, state, local and applicable foreign governmental authorities. If such authorities believe that we have failed to comply with applicable regulations and/or procedures, they may require prompt corrective action, and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations in one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products, and assessing civil or criminal sanctions or penalties. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively selling our products and could have a material adverse effect on our business, financial condition and/or results of operations. From January 11, 2022 through February 11, 2022, DC 202 was inspected by the FDA and USDA. On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at DC 202, as well as other items that require remediation. In connection therewith, we initiated the Recall, temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, committed to the FDA to continue to cease the shipment of FDA-regulated products from DC 202 until FDA approval is received, and initiated corrective actions at DC 202 intended to ensure that these issues will not recur when shipment of FDA-regulated products recommences. If the FDA and/or other governmental authorities are not satisfied with these corrective actions or observe issues in our other distribution centers or stores, they may initiate other enforcement or administrative actions, which may have a material adverse effect on our business, financial condition and/or results of operations. Also see “We may stop selling or recall certain products for safety-related issues” on page 13.

We have received the following class action complaints related to issues associated with DC 202 (and anticipate additional lawsuits of a similar nature):
On February 22, 2022, a proposed class action complaint was filed in the Circuit Court of Pope County, Arkansas, alleging various causes of action on behalf of the citizens of Arkansas who purchased “contaminated products” covered by the Recall from January 1, 2021 through the date of such Recall. Plaintiffs seek restitution, disgorgement, damages, attorney fees, costs and expenses, punitive damages and such further relief (in each case in unspecified amounts), as the Court deems just and proper.
On February 23, 2022, a proposed class action complaint was filed in the U.S. District Court for the Southern District of Mississippi, Northern Division, alleging various causes of action related to the sale of products that may be contaminated by virtue of a rodent infestation and other unsanitary conditions in stores throughout Mississippi, Arkansas, Louisiana, Alabama, Missouri and Tennessee. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On February 25, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of Virginia, on behalf of all persons who purchased products subject to the Recall (with a subclass for all persons residing in the State of Tennessee who purchased products subject to the Recall), alleging breach of the implied warranty of merchantability and unjust enrichment. Plaintiffs seek restitution, damages, interest, punitive damages, attorney fees, costs and expenses, and such further relief (in each case in unspecified amounts), as the Court deems just and equitable.
On March 2, 2022, a proposed class action complaint was filed in the U.S. District Court for the Western District of Louisiana, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Louisiana, Mississippi, Arkansas, Alabama, Missouri and Tennessee. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 4, 2022, a proposed class action complaint was filed in the U.S. District Court for the Western District of Tennessee, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Tennessee, Louisiana, Mississippi, Arkansas, Alabama, and Missouri. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 7, 2022, a proposed class action complaint was filed in the U.S. District Court for the Southern District of Alabama, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Alabama, Louisiana, Mississippi, Arkansas, Tennessee, and Missouri. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 8, 2022, a proposed class action complaint was filed in the U.S. District Court for the Western District of Missouri, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Missouri, Arkansas, Louisiana, Mississippi, Alabama and Tennessee. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 10, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of Arkansas, Delta Division, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Arkansas, Louisiana, Mississippi, Alabama, Tennessee and Missouri. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 10, 2022, a proposed class action complaint was filed in the U.S. District Court for the Western District of Tennessee, Memphis Division, on behalf of all persons who purchased products subject to the Recall (with a subclass for all persons residing in the State of Tennessee who purchased products subject to the Recall), alleging breach of the implied warranty of merchantability, violation of the Tennessee Consumer Protection Act, and unjust enrichment. Plaintiffs seek refunds of unjust benefits, damages, interest, punitive damages, attorney fees, costs and expenses, and such further relief (in each case in unspecified amounts), as the Court deems just and equitable.
We intend to vigorously defend ourselves in the foregoing (and any similar) litigations. Although we have recently received the complaints, we do not believe that any of them will, individually or in the aggregate, have a material adverse effect on our business or financial condition. However, we cannot assure that these litigations, individually or in the aggregate, will not have a material adverse effect on our results of operations for the period or year in which they are reserved or resolved.
On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation and compliance with law regarding certain of our procedures and products. We intend to cooperate fully with the subpoena and any related investigation, however, no assurance can be given as to the timing or outcome of this matter.
Three personal injury lawsuits are pending against us and our vendors alleging that certain talc products that were sold by the company in the past caused cancer. We intend to vigorously defend against these claims. Although we have been able to resolve previous talc lawsuits against us without material loss to the company, given the inherent uncertainties and high potential losses of talc litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be significant, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to carry out their obligations. We do not believe that any of these lawsuits will, individually or in the aggregate, have a material adverse effect on our business or financial condition. However, we cannot assure that these lawsuits, individually or in the aggregate, will not have a material adverse effect on our results of operations for the period or year in which they are reserved or resolved.
Our products (or our storage and handling of such products) could also cause illness or injury, harm our reputation, and subject us to litigation. We are dependent on our vendors to ensure that the products we buy comply with all applicable safety standards. However, product liability, personal injury or other claims may be asserted against us relating to product contamination, product tampering, mislabeling, recall and other safety issues with respect to the products that we sell, or with respect to our handling or storage of such products, including as a result of the issues raised by the pending Arkansas FDA Matter (which has led to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses). A significant product liability or other legal judgment against us, a related regulatory compliance or enforcement action or a product recall could materially and adversely affect our reputation, financial condition and/or results of operations. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against the products we sell could materially and adversely affect our reputation. We seek but may not be successful in obtaining contractual indemnification from our vendors, where appropriate, or insurance coverage, and if we do not have adequate contractual indemnification or insurance available, such product liability or safety claims could adversely affect our business, financial condition and/or results of operations. Our ability to obtain the benefit of contractual indemnification from foreign vendors may be hindered by our ability to enforce contractual indemnification obligations against such vendors. Our litigation-related expenses could increase as well, which also could have a materially negative impact on our financial condition and/or results of operations even if a product liability claim is unsuccessful or is not fully pursued.
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
For a discussion of current legal matters, please see “Item 3. Legal Proceedings” and Note 4 to our consolidated financial statements under the caption “Contingencies.” Resolution of these matters, if decided against us, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.

Changes in laws and government regulations, or our failure to adequately estimate the impact of such changes, could increase our expenses, expose us to legal risks or otherwise adversely affect us.
Our business is subject to a wide array of laws and regulations, and changes to those laws and regulations could have an adverse effect on our business. In addition, the adoption of new environmental laws and regulations in connection with climate change and the transition to a low carbon economy, including any federal or state laws enacted to regulate greenhouse gas emissions, could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling, single-use plastics, extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency standards and product labeling. If carbon pricing or carbon taxes are adopted, there is a significant risk that the cost of merchandise from our suppliers will increase and adversely affect our business and results of operations.
In addition, significant changes in laws or regulations that impact our relationship with our workforce, such as minimum wage increases, health care, labor laws or workplace safety, could increase our expenses and adversely affect our operations. An increase in federal corporate tax rates also could adversely affect our profitability. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, energy or environmental protection, and tariff and other trade restrictions, among others, could cause our expenses to increase or result in product recalls. Further, if we fail to comply with applicable laws and regulations, including wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.
Risks Relating to Indebtedness
Our substantial indebtedness could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures.
Our substantial level of indebtedness could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of January 29, 2022, our total indebtedness is $3.45 billion. We may in the future incur substantial additional indebtedness. In addition, we have $1.5 billion of additional borrowing availability under our revolving credit facility, less amounts outstanding for letters of credit totaling $46.0 million.
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
The agreements that govern our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to incur liens; make changes in lines of business, subject to certain exceptions; and consolidate or merge with or into, or sell all or substantially all of our assets to, another person.
In addition, certain of these agreements require us to comply with certain financial maintenance covenants. Our ability to satisfy these financial maintenance covenants can be affected by events beyond our control, and we cannot assure you that we will meet them.
A breach of the covenants under these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the debt holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under our credit facilities may permit the lenders to terminate all commitments to extend further credit. In the event our lenders or holders of notes accelerate the repayment of such borrowings, we cannot assure you that we will have sufficient assets to repay such indebtedness.
As a result of these restrictions, we may be limited in how we conduct our business; unable to raise additional debt financing to operate during general economic or business downturns; or unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.

Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Our revolving credit facility is subject to variable rates that expose us to interest rate risk. We may also incur additional indebtedness subject to variable rates in the future. Interest rates, while historically low, may increase. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income decreases. Although we may enter into interest rate swaps involving the exchange of floating-for fixed-rate interest payments, to reduce interest rate volatility, we cannot assure you we will choose to or be able to do so.
Borrowings under our revolving credit facility bear interest at a rate derived from the Secured Overnight Financing Rate (“SOFR”). SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR. Additionally, any successor rate to SOFR under our revolving credit facility may not have the same characteristics as SOFR or LIBOR. As a result, the amount of interest we may pay on our revolving credit facility is difficult to predict.
Risks Relating to Our Common Stock
Our business or the value of our common stock could be negatively affected as a result of actions by shareholders.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. The Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with our shareholders will be successful. Shareholders who disagree with our strategy or the way we are managed may seek to effect change in the future, through various strategies that could include private engagement, publicity campaigns, proxy contests, and litigation. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management and employees, and impact our relationship with investors, vendors, and other third parties. A change in the composition of our Board of Directors in response to shareholder engagement may result in changes to our business plans, operations, strategies, initiatives, governance, management and risk factors, which could be materially different from those described in this report. The perceived uncertainty as to our future direction resulting from these strategies could also affect the market price and volatility of our common stock.
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
Our Articles of Incorporation and By-Laws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his/her best interest. These provisions, among other things:
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
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
As of January 29, 2022, we operated 15,840 stores across the contiguous United States and the District of Columbia and operated 237 stores within five Canadian provinces.
The Dollar Tree segment includes 8,061 stores operating under the Dollar Tree and Dollar Tree Canada brands with stores predominantly ranging from 8,000 - 10,000 selling square feet. The Family Dollar segment includes 8,016 stores operating under the Family Dollar brand with stores predominantly ranging from 6,000 - 8,000 selling square feet. For additional information on store counts and square footage by segment for the years ended January 29, 2022 and January 30, 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Overview.”
We lease the vast majority of our stores and expect to lease the majority of our new stores as we expand. Our leases typically provide for a short initial lease term, generally between five and ten years, with options to extend; in some cases we have initial lease terms of up to fifteen years. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.
Our network of distribution centers is strategically located throughout the United States to support our stores. As of January 29, 2022, we operated 26 distribution centers occupying a total of 24.0 million square feet, 15 of which are primarily dedicated to serving our Dollar Tree stores and 11 distribution centers primarily serve our Family Dollar stores. Our St. George, Utah distribution center services both Family Dollar and Dollar Tree stores and we expect future distribution centers to be built with the capability to service both Dollar Tree and Family Dollar stores. Our distribution network supports multiple store formats including H2, Combo Stores and Dollar Tree Plus. We ship to our H2 format stores from our Family Dollar distribution centers and we ship to our Dollar Tree Plus format stores from our Dollar Tree distribution centers. Our Combo Stores receive shipments from both Dollar Tree and Family Dollar distribution centers. We believe our distribution center network is currently capable of supporting approximately $35.3 billion in annual sales in the United States. Except for 0.4 million square feet of our distribution center in San Bernardino, California, all of our distribution center capacity is owned.
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
Our store support center in Chesapeake, Virginia is located in an approximately 0.5 million square foot office tower that we own in the Summit Pointe development. We are also developing additional parcels on our Summit Pointe property for mixed-use purposes and began leasing some portions during fiscal 2020.
For more information on financing of our new, expanded and renovated stores, distribution centers and the Summit Pointe development activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Funding Requirements.”
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
In addition, we are currently defendants in national and state proceedings and responding to the regulatory matters described in Note 4 to our consolidated financial statements under the caption “Contingencies.” These include several proposed class action complaints that have been filed against, as well as a federal grand jury subpoena that has been issued to, Family Dollar related to issues associated with our West Memphis, Arkansas distribution center as well as Talc litigation. For a further description of these matters and their impact, see “Item 1A. Risk Factors”: “We may stop selling or recall certain products for safety-related issues” on page 13 and “Litigation, arbitration and government proceedings may adversely affect our business, financial condition and/or results of operations” on page 18. Such description is incorporated by reference herein.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market® under the symbol “DLTR.” As of March 7, 2022, we had 2,191 shareholders of record.
Issuer Purchases of Equity Securities
During fiscal 2021, 2020 and 2019, we repurchased 9,156,898, 3,982,478 and 1,967,355 shares of common stock, respectively, on the open market at a total cost of $950.0 million, $400.0 million and $200.0 million, respectively. The fiscal 2021 share repurchases occurred prior to the fourth quarter. As of January 29, 2022, we had $2.5 billion remaining under Board repurchase authorization. The repurchase authorization does not have an expiration date.
Stockholder Matters
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 29, 2022, compared with the cumulative total returns of the S&P 500 Index and the S&P Retailing Index. The comparison assumes that $100 was invested in our common stock on January 28, 2017, and, in each of the foregoing indices on January 28, 2017, and that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Year Ended
	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022
Dollar Tree, Inc.	$100.00	$146.97	$130.57	$117.58	$137.29	$173.52
S&P 500 Index	100.00	126.41	123.48	150.26	176.18	217.21
S&P Retailing Index	100.00	148.34	159.89	190.43	278.09	296.49
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of Form 10-K generally discusses 2021 and 2020 events and results and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
Initiatives and Recent Developments
Our initiatives, as well as other recent developments that have had or are expected to have a significant effect on our operations are listed below:
•Dollar Tree
◦In September 2021, we announced our new $1.25 price point initiative and as of January 29, 2022, we increased the price point on a majority of our $1 merchandise to $1.25 in more than 5,800 legacy Dollar Tree stores. We completed the rollout of this initiative to all Dollar Tree stores during the first quarter of fiscal 2022. To date, the increase in the price point has more than offset the decline in the number of units sold. We expect to see a greater lift in gross margin in the first half of the year as we sell through our current inventory. We plan to invest in new products and modify existing products to provide greater value for our customers and increase customer traffic and store productivity.
◦After a successful launch of the Instacart platform in the Family Dollar segment, we began testing the online service delivery at Dollar Tree stores in the third quarter of fiscal 2021. As of January 29, 2022, the Instacart platform covers nearly 7,000 Dollar Tree stores. This enables our customers to shop online and receive same-day delivery without having to visit a store.
◦In fiscal 2021, we continued to implement our Dollar Tree Plus initiative which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in discretionary categories. As of January 29, 2022, we have approximately 660 Dollar Tree Plus stores. We plan to accelerate the implementation of the Dollar Tree Plus initiative in fiscal 2022 by adding the concept to an additional 1,500 stores.
◦The roll-out of our Crafter’s Square initiative to all of our Dollar Tree stores was completed during fiscal 2020. The Crafter’s Square assortment carries mark-ups which are higher than our average mark-up.
•Family Dollar
◦In March 2019, we announced plans for a store optimization program for Family Dollar. For fiscal 2019, this program included rolling out a new model for both new and renovated Family Dollar stores, internally known as H2, re-bannering selected stores to the Dollar Tree brand, closing under-performing stores, and installing adult beverages and expanding freezers and coolers in selected stores. Our H2 stores have significantly improved merchandise offerings throughout the store, including the addition of approximately 20 Dollar Tree $1.00 merchandise sections (which transitioned to $1.25 in the first quarter of 2022) and establishing a minimum number of freezer and cooler doors. These stores have higher customer traffic and provide a higher average comparable store net sales lift, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of January 29, 2022, we have approximately 3,815 H2 stores and we plan to complete 800 H2 store renovations in fiscal 2022. In addition, we added adult beverage to 275 stores in fiscal 2021. We believe the addition of adult beverage to our assortment will drive traffic to our stores.
◦Building on the success of the H2 format, in March 2021, we announced the development of a new combination store format. Combo Stores leverage the strengths of the Dollar Tree and Family Dollar brands under one roof to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents. As of January 29, 2022, we had more than 240 Combo Stores in operation. Due to the success of this initiative, we plan to accelerate expansion of the program in fiscal 2022 by adding 400 new, renovated, or relocated Combo Stores.
◦After a successful pilot program in 2020, in February 2021, we entered into a partnership with Instacart, which covers more than 6,000 Family Dollar stores across the United States as of January 29, 2022.
◦In fiscal 2019, the results of our annual goodwill impairment test showed that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in a $313.0 million non-cash pre-tax and after-tax goodwill impairment charge.

◦In fiscal 2019, we substantially completed the consolidation of the store support center in Matthews, North Carolina to our Summit Pointe development in Chesapeake, Virginia.
◦On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at DC 202, as well as other items that require remediation. We initiated a voluntary retail-level product recall of FDA and USDA-regulated products stored and shipped to approximately 400 stores from DC 202 from January 1, 2021 through February 18, 2022, temporarily closed DC 202 for extensive cleaning, temporarily closed approximately 400 affected stores to permit the removal and destruction of inventory subject to the recall, ceased sales of relevant inventory subject to the recall, committed to the FDA to continue to cease the shipment of FDA-regulated products from DC 202 until FDA approval is received, and initiated corrective actions at DC 202 intended to ensure that these issues will not recur when shipment of FDA-regulated products recommences. The recall may have material adverse consequences. See “Item 3. Legal Proceedings” and Note 4 to our consolidated financial statements under the caption “Contingencies” for information concerning the proposed class action complaints filed against Family Dollar related to these matters. We anticipate additional lawsuits of a similar nature related to the recall. See also “Item 1A. Risk Factors”: “Litigation, arbitration and government proceedings may adversely affect our business, financial condition and/or results of operations” and “We may stop selling or recall certain products for safety-related issues.”
•Supply Chain
◦In the third quarter of 2019, we opened a new 1.2 million square foot distribution center in Morrow County, Ohio.
◦In the third quarter of 2020, we opened a new 1.2 million square foot distribution center in Rosenberg, Texas and opened the first phase of our new Ocala, Florida distribution center.
◦The following factors have impacted our operations in fiscal 2021 and we expect these challenges to continue in fiscal 2022:
▪Shipping Delays: We rely heavily on Trans-Pacific shipping to acquire merchandise for our stores, and we are experiencing significant shipping delays as a result of the shipping capacity shortage which have negatively impacted our sales and the availability of product in the stores. We are also experiencing issues with port congestion and pandemic-related port closings and ship diversions. If the shipping delays do not improve they would continue to have a material adverse impact on product availability and product mix, and on our sales and merchandise margin. Sales could be negatively impacted if imported goods do not arrive in time to stock our stores, including the timely delivery of adequate levels of seasonal merchandise for the important Christmas holidays. If higher cost domestic goods are substituted for delayed imports, our merchandise margin could be adversely impacted. To address delays in shipments, we are prioritizing product categories for shipment in an effort to obtain seasonal assortments in advance of holiday seasons, adding and evaluating the use of long-term and short-term chartered vessels, and adding alternative sources of supply from North American factories.
▪Freight Costs: We are experiencing significantly higher international and domestic freight costs as a result of disruptions in the global supply chain. This trend is likely to continue. The combination of increased demand and limited availability of Trans-Pacific shipping capacity has caused spot market prices to increase substantially. We are a large importer of merchandise from Asia and particularly sensitive to freight costs. Import and domestic freight costs will present cost pressure in the first half of fiscal 2022 due to the annualization of fiscal 2021 rates. In addition, diesel fuel prices are expected to be significantly higher in fiscal 2022 and may increase further because of international tensions. We are working to reduce our freight costs by using chartered vessels, evaluating and securing long-term contracts with our carriers for vessels dedicated in large part to our needs, and adding alternative sources of supply that do not rely on Trans-Pacific shipping.
▪Labor Shortage: We are experiencing a shortage of associates and applicants to fill staffing requirements at our distribution centers due to the current labor shortage affecting businesses. This has adversely affected the operating efficiency of our distribution centers and our ability to transport merchandise from our distribution centers to our stores. The steps we have taken to address the labor shortage at our distribution centers include hosting national hiring events, paying sign-on bonuses, offering enhanced wages in select competitive markets, which is expected to increase our costs by more than $30.0 million in fiscal 2022, and paying tuition reimbursement.
•Minimum Wage Increases, Wage Investments and Store Labor Shortages
In 2022, the minimum wage has increased in certain States and localities. In addition, the federal minimum wage may increase depending on the outcome of legislation proposed in Congress. Minimum wage increases in States and localities and wage investments in certain markets are expected to increase our costs by more than $165.0 million in

2022. We are also experiencing a shortage of associates and applicants to fill staffing requirements at our stores due to the current labor shortage affecting businesses.
•Build-out and Construction Costs and Delays
We have experienced higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores. In addition, we have experienced delays in new store openings due to inspection, permitting and contractor delays. We anticipate these increased costs and delays may continue for the foreseeable future.
•Impact of COVID-19
As an essential business, our stores and distribution centers have remained open during the pandemic; however, our business trends and financial results in 2020 were materially different than in prior years. Our results of operations in fiscal 2020 include approximately $279.0 million of COVID-19-related expenses and these expenses totaled $33.5 million in fiscal 2021 and we expect them to be minimal in fiscal 2022.
The future impact of COVID-19 on our customers and our business is difficult to predict. The course of the pandemic, the effectiveness of health measures such as vaccines, and the impact of ongoing economic stabilization efforts is uncertain and government assistance payments may not provide enough funding to support future consumer spending at levels experienced during fiscal 2020 and 2021. For example, although the American Rescue Plan Act of 2021 (“Rescue Act”), which was enacted on March 11, 2021, provided U.S. government funding to address the continuing impact of COVID-19 on the economy, public health, individuals and businesses, some of the enacted benefits, including $1,400 direct payments to individuals and supplemental unemployment benefits, were temporary and have been discontinued. Given the level of volatility and uncertainty surrounding the future impact of COVID-19 on our customers, suppliers and the broader economies in the locations that we operate as well as uncertainty around the future impact on our supply chain and the global supply chain, it is challenging to predict our future operations and financial results.
•Long-term Debt
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
◦During the fourth quarter of 2021, we refinanced our long-term debt obligations as follows:
▪We completed the registered offering of $800.0 million of 2.65% Senior Notes due 2031 and $400.0 million of 3.375% Senior Notes due 2051 and used the proceeds of the offering to redeem the $1.0 billion 2023 Notes, which resulted in our incurring a $43.8 million prepayment penalty and we accelerated the expensing of $2.7 million of deferred financing and original issue discount costs associated with the 2023 Notes;
▪We entered into a credit agreement for a $1.5 billion revolving credit facility, which replaced our then-existing $1.25 billion revolving credit facility.
For additional information regarding the risks related to our business and operations, including risks relating to the implementation of our Dollar Tree and Family Dollar initiatives, see “Item 1A. Risk Factors.”
Overview
We are a leading operator of more than 16,000 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price of $1.25. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At January 29, 2022, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the years ended January 29, 2022 and January 30, 2021 is as follows:

	Year Ended
	January 29, 2022			January 30, 2021
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	7,805	7,880	15,685	7,505	7,783	15,288
New stores	311	225	536	341	156	497
Re-bannered stores	1	(1)	—	(4)	5	1
Closings	(56)	(88)	(144)	(37)	(64)	(101)
Ending	8,061	8,016	16,077	7,805	7,880	15,685
Relocations	56	68	124	49	39	88

Selling Square Feet (in millions):
Beginning	67.4	57.7	125.1	64.6	56.7	121.3
New stores	2.7	2.0	4.7	3.1	1.3	4.4
Re-bannered stores	—	—	—	(0.1)	0.1	—
Closings	(0.5)	(0.6)	(1.1)	(0.3)	(0.5)	(0.8)
Relocations	0.1	0.1	0.2	0.1	0.1	0.2
Ending	69.7	59.2	128.9	67.4	57.7	125.1
Stores are included as re-banners when they close or open, respectively. Comparable store net sales for Dollar Tree may be negatively affected when a Family Dollar store is re-bannered near an existing Dollar Tree store.
The average size of stores opened in 2021 was approximately 8,760 selling square feet (or about 11,050 gross square feet) for the Dollar Tree segment and 8,880 selling square feet (or about 10,990 gross square feet) for the Family Dollar segment. For 2022, we continue to plan to open stores that are 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet) for both the Dollar Tree segment and the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
Fiscal 2021, fiscal 2020 and fiscal 2019 each included 52 weeks.
The percentage change in comparable store net sales on a constant currency basis for the fiscal year ended January 29, 2022, as compared with the preceding year, is as follows:

	Year Ended January 29, 2022
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	1.0%	(3.3)%	4.5%
Dollar Tree Segment	2.1%	(1.8)%	3.9%
Family Dollar Segment	(0.1)%	(5.6)%	5.7%
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
Results of Operations
Our results of operations and year-over-year changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate and operating income margin are calculated by dividing the applicable amount by total revenue.

Net Sales

	Year Ended			Percentage Change
	January 29,	January 30,	February 1,	Fiscal 2021 vs. Fiscal 2020
(dollars in millions)	2022	2021	2020
Net sales	$26,309.8	$25,508.4	$23,610.8	3.1%
Comparable store net sales change, on a constant currency basis	1.0%	6.1%	1.8%
The increase in net sales from 2020 to 2021 was a result of sales of $703.4 million at new stores and a comparable store net sales increase in the Dollar Tree segment, partially offset by a net decrease in sales in the current year from stores closed in fiscal 2021 and fiscal 2020.
Enterprise comparable store net sales increased 1.0% on a constant currency basis in 2021, as a result of a 4.5% increase in average ticket and a 3.3% decrease in customer traffic. Comparable store net sales increased 1.1% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 2.1% in the Dollar Tree segment and decreased 0.1% in the Family Dollar segment.
In 2020, the Dollar Tree segment had a comparable store net sales increase of 2.2% and the Family Dollar segment had a comparable store net sales increase of 10.5%. The Family Dollar segment increase was due to higher demand for essential products in the early stages of the COVID-19 pandemic and higher demand for discretionary items later in 2020.
Gross Profit

	Year Ended			Percentage Change
	January 29,	January 30,	February 1,	Fiscal 2021 vs. Fiscal 2020
(dollars in millions)	2022	2021	2020
Gross profit	$7,725.9	$7,787.4	$7,040.7	(0.8)%
Gross profit margin	29.4%	30.5%	29.8%	(1.1)%
The decrease in gross profit margin from 2020 to 2021 was a result of the net of the following:
•Merchandise cost, including freight, increased 140 basis points in 2021 compared to 2020 resulting primarily from higher freight costs in both segments, partially offset by increased initial mark-on in both segments and higher sales of lower cost discretionary merchandise in the Dollar Tree segment, primarily due to higher Easter seasonal sell-through.
•Markdown costs increased 10 basis points resulting from a reserve for a product recall and higher clearance markdowns on the Family Dollar segment, partially offset by lower seasonal markdowns on the Dollar Tree segment and $10.4 million of uninsured markdown costs for stores affected by civil unrest in 2020.
•Occupancy costs increased 5 basis points primarily due to the loss of leverage from the comparable store net sales decrease on the Family Dollar segment.
•Distribution costs decreased 5 basis points resulting from COVID-19-related expenses in 2020 of $36.3 million, including COVID-19 premium pay for all hourly associates for all hours worked from March 8, 2020 through January 2, 2021, partially offset by hourly wage increases at the distribution centers in 2021 and higher depreciation costs on the Dollar Tree segment resulting from the two new distribution centers. COVID-19-related expenses at the distribution centers in 2021 were $8.8 million.
•Shrink costs decreased 40 basis points resulting from favorable inventory results in relation to accruals and decreases in the accrual rates on both the Family Dollar and Dollar Tree segments in the current year.

Selling, General and Administrative Expenses

	Year Ended			Percentage Change
	January 29,	January 30,	February 1,	Fiscal 2021 vs. Fiscal 2020
(dollars in millions)	2022	2021	2020
Selling, general and administrative expenses	$5,925.9	$5,900.4	$5,778.5	0.4%
Selling, general and administrative expense rate	22.5%	23.1%	24.5%	(0.6)%
The decrease in the selling, general and administrative expense rate from 2020 to 2021 was the result of the net of the following:
•Payroll expenses decreased 70 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive and stock compensation expenses, partially offset by minimum wage increases in the current year and higher health care costs. Fiscal 2021 and 2020 included $17.6 million and $212.6 million, respectively of COVID-19-related payroll costs. The COVID-19 expenses in 2021 were primarily for quarantine and sick pay as well as the related payroll taxes. The prior year expenses were for store payroll costs for a wage premium paid to all store hourly associates for all hours worked from March 8, 2020 through September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
•Other selling, general and administrative expenses increased 10 basis points primarily due to higher debit and credit fees as a result of increased debit and credit card penetration and higher advertising costs.
We recorded a non-cash goodwill impairment charge of $313.0 million in fiscal 2019, as discussed further in Note 1 to our consolidated financial statements under the caption “Goodwill and Nonamortizing Intangible Assets.” Excluding the goodwill impairment charge in 2019, the selling, general and administrative expense rate was 23.2% in 2019.
Operating Income

	Year Ended			Percentage Change
	January 29,	January 30,	February 1,	Fiscal 2021 vs. Fiscal 2020
(dollars in millions)	2022	2021	2020
Operating income	$1,811.4	$1,887.9	$1,262.2	(4.1)%
Operating income margin	6.9%	7.4%	5.3%	(0.5)%
Operating income margin decreased to 6.9% in fiscal 2021 compared to 7.4% in fiscal 2020. In the current year, the decrease in gross profit margin was partially offset by the decrease in the selling, general and administrative expense rate, as described above. Operating income in fiscal 2021 included $33.5 million of COVID-19-related expenses. Operating income in fiscal 2020 included $279.0 million of COVID-19-related expenses and $18.2 million of uninsured expenses related to civil unrest.
Excluding the non-cash goodwill impairment charge in 2019, operating income margin was 6.7% in 2019.
Interest Expense, Net

	Year Ended			Percentage Change
	January 29,	January 30,	February 1,	Fiscal 2021 vs. Fiscal 2020
(dollars in millions)	2022	2021	2020
Interest expense, net	$178.9	$147.3	$162.1	21.5%
Interest expense, net increased $31.6 million in fiscal 2021 compared to the prior year, resulting from the refinancing of our debt in the fourth quarter of 2021, which resulted in prepayment penalties of $43.8 million and the acceleration of the expensing of $2.7 million of amortizable non-cash deferred financing costs. These increases were partially offset by lower average debt outstanding in the current year.

Provision for Income taxes

	Year Ended			Percentage Change
	January 29,	January 30,	February 1,	Fiscal 2021 vs. Fiscal 2020
(dollars in millions)	2022	2021	2020
Provision for income taxes	$304.3	$397.9	$271.7	(23.5)%
Effective tax rate	18.6%	22.9%	24.7%	(4.3)%
The effective tax rate for 2021 was 18.6% compared to 22.9% for 2020. The 2021 effective rate decreased compared to the prior year rate primarily resulting from a deferred tax benefit related to state entity restructuring in the current year and additional tax deductions in the current year related to restricted stock vesting. In the prior year, the restricted stock vesting resulted in an increase in tax expense.
Segment Information
We operate a chain of more than 16,000 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and Other consists primarily of store support center costs that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments. These costs include operating expenses for our store support center and the results of operations for our Summit Pointe property in Chesapeake, Virginia. The Family Dollar segment “Operating income” includes advertising revenue, which is a component of “Other revenue” in the accompanying consolidated income statements. Prior year amounts have been reclassified to conform to the current year presentation.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended			Percentage Change
	January 29,	January 30,	February 1,	Fiscal 2021 vs. Fiscal 2020
(dollars in millions)	2022	2021	2020
Net sales	$13,922.1	$13,265.0	$12,507.9	5.0%
Gross profit	4,603.6	4,543.8	4,342.9	1.3%
Gross profit margin	33.1%	34.3%	34.7%	(1.2)%
Operating income	$1,607.0	$1,598.0	$1,670.2	0.6%
Operating income margin	11.5%	12.0%	13.4%	(0.5)%
Net sales for the Dollar Tree segment increased 5.0%, or $657.1 million, in 2021 compared to 2020 due to sales from new stores of $446.2 million and a 2.1% increase in comparable store net sales. Average ticket increased 3.9% and customer traffic declined 1.8% in 2021.
Gross profit margin for the Dollar Tree segment decreased to 33.1% in 2021 from 34.3% in 2020. The decrease is due to the net of the following:
•Merchandise cost, including freight, increased 170 basis points due primarily to higher freight costs, partially offset by increased initial mark-on and higher sales of higher margin discretionary merchandise, including higher seasonal sell-through.
•Markdown costs decreased 5 basis points resulting from lower seasonal markdowns in the current year due to improved seasonal sell-through, partially offset by increased dated product markdowns.
•Distribution costs decreased 5 basis points resulting primarily from lower COVID-19-related expenses in the current year, partially offset by higher depreciation costs related to two new distribution centers and higher hourly wages in the current year. Total distribution center COVID-19-related expenses were approximately $5.9 million and $21.3 million for fiscal

2021 and 2020, respectively. COVID-19-related expenses in 2020 included a wage premium paid to all distribution center hourly associates for all hours worked from March 8, 2020 through January 2, 2021.
•Occupancy costs decreased 5 basis points resulting from the leverage from the comparable store net sales increase in the current year.
•Shrink costs decreased 40 basis points resulting from favorable inventory results in relation to accruals in the current year and a decrease in the shrink accrual rate.
Operating income margin for the Dollar Tree segment decreased to 11.5% in 2021 compared to 12.0% in 2020. The decrease in operating income margin in 2021 was the result of lower gross profit margin as noted above, partially offset by a lower selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 21.5% in 2021 compared to 22.3% in 2020 primarily resulting from a decrease in payroll expenses of 65 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation expenses, partially offset by minimum wage increases and higher health insurance costs. Fiscal 2021 and fiscal 2020 included $9.5 million and $124.2 million, respectively, of COVID-19-related payroll expenses. COVID-19 expenses in the current year were primarily for quarantine and sick pay as well as the related payroll taxes. In the prior year, COVID-19-related payroll expenses included store payroll costs for a wage premium paid to all store hourly associates for all hours worked from March 8, 2020 to September 26, 2020, bonuses for certain field management associates, quarantine pay and sick pay as well as the related payroll taxes.
Operating income in fiscal 2021 included $19.2 million of COVID-19-related expenses. Operating income in fiscal 2020 included $161.1 million of COVID-19-related expenses and $5.4 million of uninsured costs related to civil unrest.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	Year Ended			Percentage Change
	January 29,	January 30,	February 1,	Fiscal 2021 vs. Fiscal 2020
(dollars in millions)	2022	2021	2020
Net sales	$12,387.7	$12,243.4	$11,102.9	1.2%
Gross profit	3,122.3	3,243.6	2,697.8	(3.7)%
Gross profit margin	25.2%	26.5%	24.3%	(1.3)%
Operating income (loss)	$543.1	$655.6	$(74.9)	(17.2)%
Operating income margin	4.4%	5.4%	(0.7)%	(1.0)%
Net sales for the Family Dollar segment increased $144.3 million, or 1.2%, in 2021 compared to 2020 due to $257.2 million of new store sales, partially offset by a comparable store net sales decrease of 0.1%. Average ticket increased 5.7% and customer traffic declined 5.6% in 2021.
Gross profit margin for the Family Dollar segment decreased to 25.2% in 2021 compared to 26.5% in 2020. The decrease is due to the net of the following:
•Merchandise cost, including freight, increased 130 basis points primarily due to higher freight costs, partially offset by higher initial mark-on.
•Markdown costs increased 20 basis points resulting from an increased reserve for a product recall and higher clearance markdowns, partially offset by $7.5 million of uninsured markdowns for stores affected by civil unrest in the prior year.
•Occupancy costs increased 15 basis points as a result of the loss of leverage from the comparable store net sales decrease and higher real estate tax expenses.
•Shrink expense decreased 35 basis points resulting from favorable physical inventory results in relation to accruals and a decrease in the shrink accrual rate.
•Distribution costs decreased 5 basis points primarily due to lower COVID-19-related costs, partially offset by higher hourly wages. Total distribution center COVID-19-related expenses were $2.9 million and $15.0 million for 2021 and 2020, respectively. COVID-19-related expenses in the prior year included a wage premium for all distribution center hourly associates for all hours worked beginning March 8, 2020 through January 2, 2021.

Operating income margin decreased to 4.4% in 2021 compared to 5.4% in 2020, resulting from the gross margin decrease noted above, partially offset by a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 20.9% in 2021 compared to 21.1% in 2020. The decrease was due to the net of the following:
•Payroll expenses decreased 50 basis points primarily due to lower COVID-19-related store payroll costs and lower incentive compensation expenses, partially offset by minimum wage increases and the loss of leverage from the comparable store net sales decrease. COVID-19-related payroll expenses for 2021 and 2020 were $8.1 million and $88.4 million, respectively. COVID-19 expenses in the current year were primarily for quarantine and sick pay as well as the related payroll taxes. The prior year included a wage premium paid to all store hourly associates for all hours worked from March 8, 2020 to September 26, 2020, bonuses for certain field management associates, guaranteed bonus payouts and Thank You bonuses for store managers, quarantine pay and sick pay as well as the related payroll taxes.
•Store facility costs decreased 5 basis points primarily due to lower telecommunication expenses and lower repairs and maintenance expenses. Fiscal 2020 included $2.8 million of incremental repairs and maintenance expenses for stores damaged by civil unrest.
•Other selling, general and administrative expenses increased 25 basis points primarily due to an increase in advertising expenses, increases in tax reserves and the loss of leverage from the comparable store net sales decrease. Promotional advertising was lower in the prior year due to the COVID-19 pandemic.
•Depreciation and amortization expense increased 10 basis points primarily due to the loss of leverage from the comparable store net sales decrease and expenditures associated with the store renovation program.
Operating income in fiscal 2021 included $13.9 million of COVID-19-related expenses. Fiscal 2020 included $115.5 million for COVID-19-related expenses and $12.8 million of uninsured costs related to civil unrest. Excluding the $313.0 million non-cash goodwill impairment charge in 2019, operating income margin for the Family Dollar segment was 2.1% in 2019.
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
The following table compares cash flow-related information for the years ended January 29, 2022, January 30, 2021 and February 1, 2020:

	Year Ended
	January 29,	January 30,	February 1,
(in millions)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$1,431.5	$2,716.3	$1,869.8
Investing activities	(1,019.9)	(889.7)	(1,020.2)
Financing activities	(836.5)	(949.9)	(709.8)
Operating Activities
Net cash provided by operating activities decreased $1,284.8 million in 2021 compared to 2020 primarily as a result of higher inventory levels and lower current liabilities, partially offset by higher accounts payable.
Investing Activities
Net cash used in investing activities increased $130.2 million in 2021 compared with 2020 primarily due to higher capital expenditures in the current year.
Financing Activities
Net cash used in financing activities decreased $113.4 million in 2021 compared to 2020 primarily due to the following:
•On December 1, 2021, we completed the registered offering of $800.0 million aggregate principal amount of Senior Notes due 2031 and $400.0 million aggregate principal amount of Senior Notes due 2051 and used the proceeds of the offering to redeem the $1.0 billion 2023 Notes, which resulted in our incurring a $43.8 million prepayment penalty. In addition, in connection with the registering of these senior notes and the refinancing of our revolving line of credit, we paid $15.5 million in deferred financing costs.
•In 2021, we paid $950.0 million in cash for stock repurchases compared to $400.0 million in the prior year.
•In 2020, we also repaid the remaining $250.0 million of our $750.0 million Floating Rate Notes and the $300.0 million 5% Senior Notes.
At January 29, 2022, our long-term borrowings were $3.45 billion and we had $1.5 billion available under our revolving credit facility, less amounts outstanding for standby letters of credit totaling $46.0 million. For additional detail on our long-term borrowings and other commitments, refer to the discussion of Funding Requirements below, as well as Note 4 and Note 5 to our consolidated financial statements.
Share Repurchases
We repurchased 9,156,898, 3,982,478 and 1,967,355 shares of common stock on the open market in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, for $950.0 million, $400.0 million and $200.0 million, respectively. At January 29, 2022, we had $2.5 billion remaining under Board repurchase authorization.
Funding Requirements
Overview
We expect our cash needs for opening new stores and expanding and renovating existing stores in fiscal 2022 to total approximately $748.0 million, which includes capital expenditures, initial inventory and pre-opening costs.
Our estimated capital expenditures for fiscal 2022 are approximately $1.3 billion, including planned expenditures for our new and expanded stores, store renovations, distribution center expansions and the development of additional parcels on our Summit Pointe property, located in Chesapeake, Virginia, for mixed-use purposes. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the foreseeable future from net cash provided by operations and potential borrowings under our revolving credit facility.
Our material contractual obligations consist of long-term debt and related interest payments and operating lease obligations. Additionally, we have commitments related to ocean shipping contracts, software license and support agreements, telecommunication services and store technology assets and maintenance for our stores. Other commitments include letters of credit for imported merchandise, standby letters of credit that serve as collateral for our large-deductible insurance programs and surety bonds that serve as collateral for utility payments at our stores and self-insured insurance programs. For additional information regarding these obligations, including amounts outstanding at January 29, 2022, refer to Note 4, Note 5 and Note 6 to our consolidated financial statements.
Critical Accounting Estimates
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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at January 29, 2022 is based on estimated shrink for most of 2021, including the fourth quarter. The amounts recorded in the current year reflect the Dollar Tree and Family Dollar segments’ historical results. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described and, historically, these adjustments have not been material.
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
The Family Dollar goodwill and trade name comprise a substantial portion of our goodwill and indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar goodwill and trade name impairment evaluations is critical. The computations require management to make estimates and assumptions and actual results may differ significantly, particularly if there are significant adverse changes in the operating environment. Critical assumptions that are used as part of a quantitative Family Dollar goodwill evaluation include:
•The potential future revenue, EBITDA and cash flows of the reporting unit. The projections use management’s assumptions about economic and market conditions over the projected period as well as our estimates of future performance and reporting unit revenue, gross margin, expenses and other factors. The resulting revenue, EBITDA and cash flow estimates are based on our most recent business operating plans, and various growth rates are assumed for years beyond the current business plan period. We did not perform a quantitative evaluation in fiscal 2021; however, we believe that the assumptions, estimates and rates used in our fiscal 2020 impairment evaluations are reasonable. Variations in the assumptions, estimates and rates could result in significantly different estimates of fair value.
•Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. During fiscal 2020, we engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for our Family Dollar reporting unit. We did not perform a quantitative analysis in fiscal 2021; however, the weighted-average cost of capital used to discount the cash flows for our evaluation was 8.25% for our fiscal 2020 analysis.
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
Our evaluation of goodwill did not result in impairment charges being recorded in fiscal 2021 or 2020. A non-cash impairment charge of $313.0 million was recorded in fiscal 2019 related to the Family Dollar reporting unit. Our evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2021, 2020 or 2019. Based on the results of the 2020 quantitative evaluation, the fair value of the Family Dollar reporting unit exceeded its carrying value by a significant margin and the fair value of the Family Dollar trade name exceeded its carrying value by approximately 7.5%.
For additional information related to goodwill and indefinite-lived intangible assets, including the related impairment evaluations, refer to Note 1 to our consolidated financial statements under the caption “Goodwill and Nonamortizing Intangible Assets.” For additional information related to uncertainties associated with the key assumptions and any potential events and/or circumstances that could have a negative effect on the key assumptions, please refer to “Item 1A. Risk Factors” and elsewhere within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our assumptions and related estimates change in the future, we may be required to record impairment charges against earnings in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our revolving credit facility, as borrowings under the revolving credit facility bear interest at SOFR, reset periodically, plus 0.10%, plus 0.875% to 1.50% as determined by our credit ratings and leverage ratio. At January 29, 2022, there were no borrowings outstanding under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimated self‑insurance liability
As discussed in Note 1 to the consolidated financial statements, the Company considers actuarial assumptions to estimate its self‑insurance liability. As of January 29, 2022, the Company recorded an estimated liability of $317 million.
We identified the evaluation of the estimated self‑insurance liability as a critical audit matter. The estimation process involves auditor judgment and actuarial expertise to evaluate the actuarial methods and assumptions that are used to estimate future claim payments. Specifically, the evaluation includes the assumptions related to the loss development factors and expected loss rates which are primarily driven by historical claims paid and incurred data.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self‑insurance liability estimation process. This included controls related to (1) the selection of the actuarial methods, and the development of the loss development factors and expected loss rates used to calculate the liability, and (2) the completeness and accuracy of historical claims paid and incurred data. We assessed the Company’s estimate of the liability by testing a selection of certain data, including claims data, utilized by the Company’s actuary by comparing it to relevant documentation. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

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

Norfolk, Virginia
March 15, 2022

DOLLAR TREE, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended
	January 29,	January 30,	February 1,
(in millions, except per share data)	2022	2021	2020
Net sales	$26,309.8	$25,508.4	$23,610.8
Other revenue	11.4	0.9	—
Total revenue	26,321.2	25,509.3	23,610.8
Cost of sales	18,583.9	17,721.0	16,570.1
Selling, general and administrative expenses, excluding Goodwill impairment	5,925.9	5,900.4	5,465.5
Goodwill impairment	—	—	313.0
Selling, general and administrative expenses	5,925.9	5,900.4	5,778.5
Operating income	1,811.4	1,887.9	1,262.2
Interest expense, net	178.9	147.3	162.1
Other expense, net	0.3	0.8	1.4
Income before income taxes	1,632.2	1,739.8	1,098.7
Provision for income taxes	304.3	397.9	271.7
Net income	$1,327.9	$1,341.9	$827.0
Basic net income per share	$5.83	$5.68	$3.49
Diluted net income per share	$5.80	$5.65	$3.47

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 29,	January 30,	February 1,
(in millions)	2022	2021	2020
Net income	$1,327.9	$1,341.9	$827.0

Foreign currency translation adjustments	—	4.6	(1.5)

Total comprehensive income	$1,327.9	$1,346.5	$825.5

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$984.9	$1,416.7
Merchandise inventories	4,367.3	3,427.0
Other current assets	257.0	207.1
Total current assets	5,609.2	5,050.8
Property, plant and equipment, net of accumulated depreciation of $5,363.8 and $4,765.0, respectively	4,477.3	4,116.3
Restricted cash	53.4	46.9
Operating lease right-of-use assets	6,425.3	6,324.1
Goodwill	1,984.4	1,984.4
Trade name intangible asset	3,100.0	3,100.0
Deferred tax asset	20.3	23.2
Other assets	51.9	50.3
Total assets	$21,721.8	$20,696.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,407.8	$1,348.2
Accounts payable	1,884.2	1,480.5
Income taxes payable	82.6	86.3
Other current liabilities	802.0	815.3
Total current liabilities	4,176.6	3,730.3
Long-term debt, net	3,417.0	3,226.2
Operating lease liabilities, long-term	5,145.5	5,065.5
Deferred income taxes, net	987.2	1,013.5
Income taxes payable, long-term	20.9	22.6
Other liabilities	256.1	352.6
Total liabilities	14,003.3	13,410.7
Commitments and contingencies (Note 4)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 225,100,198 and 233,383,199 shares issued and outstanding at January 29, 2022 and January 30, 2021, respectively	2.2	2.3
Additional paid-in capital	1,243.9	2,138.5
Accumulated other comprehensive loss	(35.2)	(35.2)
Retained earnings	6,507.6	5,179.7
Total shareholders’ equity	7,718.5	7,285.3
Total liabilities and shareholders’ equity	$21,721.8	$20,696.0

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 29, 2022, JANUARY 30, 2021, AND FEBRUARY 1, 2020

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity
Balance at February 2, 2019	238.1	$2.4	$2,602.7	$(38.3)	$3,076.1	$5,642.9
Cumulative effect of adopted accounting standards, net	—	—	—	—	(65.3)	(65.3)
Net income	—	—	—	—	827.0	827.0
Total other comprehensive loss	—	—	—	(1.5)	—	(1.5)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	9.4	—	—	9.4
Exercise of stock options	—	—	5.8	—	—	5.8
Stock-based compensation, net	0.4	—	36.5	—	—	36.5
Repurchase of stock	(1.9)	—	(200.0)	—	—	(200.0)
Balance at February 1, 2020	236.7	2.4	2,454.4	(39.8)	3,837.8	6,254.8
Net income	—	—	—	—	1,341.9	1,341.9
Total other comprehensive income	—	—	—	4.6	—	4.6
Issuance of stock under Employee Stock Purchase Plan	0.2	—	10.0	—	—	10.0
Exercise of stock options	0.1	—	7.0	—	—	7.0
Stock-based compensation, net	0.4	—	67.0	—	—	67.0
Repurchase of stock	(4.0)	(0.1)	(399.9)	—	—	(400.0)
Balance at January 30, 2021	233.4	2.3	2,138.5	(35.2)	5,179.7	7,285.3
Net income	—	—	—	—	1,327.9	1,327.9
Issuance of stock under Employee Stock Purchase Plan	0.1	—	10.4	—	—	10.4
Exercise of stock options	0.1	—	7.4	—	—	7.4
Stock-based compensation, net	0.7	—	37.5	—	—	37.5
Repurchase of stock	(9.2)	(0.1)	(949.9)	—	—	(950.0)
Balance at January 29, 2022	225.1	$2.2	$1,243.9	$(35.2)	$6,507.6	$7,718.5

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 29,	January 30,	February 1,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$1,327.9	$1,341.9	$827.0
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	—	313.0
Depreciation and amortization	716.0	686.6	645.4
Provision for deferred income taxes	(23.2)	30.7	9.1
Stock-based compensation expense	79.9	83.9	61.4
Amortization of debt discount and debt-issuance costs	8.9	4.0	6.9
Other non-cash adjustments to net income	11.2	19.0	24.5
Loss on debt extinguishment	43.8	—	—
Changes in operating assets and liabilities:
Merchandise inventories	(940.4)	97.1	13.6
Other current assets	(49.9)	1.7	(8.4)
Other assets	(2.6)	(7.0)	8.2
Accounts payable	403.8	142.6	(79.8)
Income taxes payable	(3.7)	23.6	2.7
Other current liabilities	(36.5)	203.4	24.3
Other liabilities	(98.2)	88.2	(14.6)
Operating lease right-of-use assets and liabilities, net	(5.5)	0.6	36.5
Net cash provided by operating activities	1,431.5	2,716.3	1,869.8
Cash flows from investing activities:
Capital expenditures	(1,021.2)	(898.8)	(1,034.8)
Proceeds from governmental grant	2.9	—	16.5
Proceeds from (payments for) fixed asset disposition	(1.6)	9.1	(1.9)
Net cash used in investing activities	(1,019.9)	(889.7)	(1,020.2)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	1,197.4	—	—
Principal payments for long-term debt	(1,000.0)	(550.0)	(500.0)
Debt-issuance and debt extinguishment costs	(59.3)	—	—
Proceeds from revolving credit facility	—	750.0	—
Repayments of revolving credit facility	—	(750.0)	—
Proceeds from stock issued pursuant to stock-based compensation plans	17.8	17.0	15.2
Cash paid for taxes on exercises/vesting of stock-based compensation	(42.4)	(16.9)	(25.0)
Payments for repurchase of stock	(950.0)	(400.0)	(200.0)
Net cash used in financing activities	(836.5)	(949.9)	(709.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	0.9	(0.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(425.3)	877.6	139.3
Cash, cash equivalents and restricted cash at beginning of year	1,463.6	586.0	446.7
Cash, cash equivalents and restricted cash at end of year	$1,038.3	$1,463.6	$586.0
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$176.1	$152.9	$170.2
Income taxes	$363.4	$357.7	$266.8
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,495.3	$1,440.2	$1,286.1
Accrued capital expenditures	$68.3	$44.9	$51.1

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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Segment Information
At January 29, 2022, we operate more than 16,000 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.25. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 15 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and 11 distribution centers.
Refer to Note 11 for additional information regarding our operating segments.
Foreign Currency
The functional currencies of certain of our international subsidiaries are the local currencies of the countries in which the subsidiaries are located. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which are included in “Other expense, net” have not been significant.
Fiscal Year
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. References to “2021” or “fiscal 2021,” “2020” or “fiscal 2020,” and “2019” or “fiscal 2019” relate to the 52-week fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents at January 29, 2022 and January 30, 2021 includes $680.6 million and $1,135.0 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. We consider all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $203.2 million and $172.7 million at January 29, 2022 and January 30, 2021, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the related lease terms. Amortization is included in “Selling, general and administrative expenses” in the accompanying consolidated income statements.
Costs incurred related to software developed for internal use are capitalized and amortized, generally over three years.
Capitalized Interest
We capitalize interest on borrowed funds during the construction of certain property and equipment. We capitalized $1.1 million, $3.2 million and $2.4 million of interest costs in the years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
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
We also maintain certain cash balances related to our insurance programs, which are held in trust and restricted as to withdrawal or use. These amounts are reflected in “Restricted cash” in the accompanying consolidated balance sheets.
Lease Accounting
In the first quarter of fiscal 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments, using the optional effective date transition method provided by accounting pronouncement, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and recorded a cumulative effect adjustment to beginning retained earnings. Adoption of the standard resulted in the recognition of Operating lease right-of-use assets and Operating lease liabilities of $6.2 billion and $6.1 billion, respectively, and a reduction to Retained earnings of $65.3 million, net of tax, as of February 3, 2019. For fiscal 2019, the adoption of the standard did not have a material impact on our consolidated income statements or consolidated statements of cash flows.
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
Purchased leases with terms which were either favorable or unfavorable as compared to prevailing market rates at the date of acquisition are amortized over the remaining lease terms, including, in some cases, an assumed renewal. Amortization expense, net of $38.5 million, $48.1 million and $52.9 million was recognized in “Selling, general and administrative expenses” in 2021, 2020 and 2019, respectively, related to these lease rights.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
We review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2021, 2020 and 2019, we recorded charges of $4.4 million, $4.6 million and $9.1 million, respectively, to write down certain assets, including $3.9 million, $3.8 million and $8.5 million in fiscal 2021, 2020 and 2019, respectively, to write down Operating lease right-of-use assets. These charges are recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated income statements.
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
The annual goodwill impairment evaluations in 2021 and 2020 did not result in impairment. The 2019 goodwill impairment evaluation indicated that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in a $313.0 million non-cash pre-tax and after-tax goodwill impairment charge in the fourth quarter of fiscal 2019, which was recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated income statements. We have recorded cumulative goodwill impairment charges totaling $3,040.0 million, all of which relate to the Family Dollar reporting unit.
Our annual impairment evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2021, 2020 or 2019.
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
Advertising Costs
We expense advertising costs as they are incurred and they are included in “Selling, general and administrative expenses” within the accompanying consolidated income statements. Advertising costs, net of co-op recoveries from vendors, were $93.9 million, $80.8 million and $102.9 million in fiscal 2021, 2020 and 2019, respectively.
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
Stock-Based Compensation
We recognize expense for all share-based payments to employees and non-employee directors based on their fair values. Total stock-based compensation expense for 2021, 2020 and 2019 was $79.9 million, $83.9 million and $61.4 million, respectively.
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
Note 2 - Supplemental Balance Sheet Information
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 29, 2022 and January 30, 2021 consists of the following:

	January 29,	January 30,
(in millions)	2022	2021
Land	$239.7	$238.7
Buildings	1,568.2	1,524.0
Leasehold improvements	2,840.1	2,631.7
Furniture, fixtures and equipment	4,704.1	4,229.4
Construction in progress	489.0	257.5
Total property, plant and equipment	9,841.1	8,881.3
Less: accumulated depreciation	5,363.8	4,765.0
Total property, plant and equipment, net	$4,477.3	$4,116.3
 Depreciation expense was $672.0 million, $631.1 million, and $581.9 million for the years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.
Other Current Liabilities
Other current liabilities as of January 29, 2022 and January 30, 2021 consist of the following:

	January 29,	January 30,
(in millions)	2022	2021
Taxes (other than income taxes)	$313.5	$305.0
Compensation and benefits	123.8	162.8
Insurance	121.5	115.4
Accrued construction costs	68.3	44.9
Accrued supplies	27.4	25.2
Other	147.5	162.0
Total other current liabilities	$802.0	$815.3

Note 3 - Income Taxes
The provision for income taxes consists of the following:

	Year Ended
	January 29,	January 30,	February 1,
(in millions)	2022	2021	2020
Current taxes:
Federal	$271.1	$279.5	$210.1
State	56.3	87.4	52.5
Foreign	0.1	0.2	0.1
Total current taxes	327.5	367.1	262.7
Deferred taxes:
Federal	50.3	32.6	39.2
State	(76.5)	(3.8)	(5.6)
Foreign	3.0	2.0	(24.6)
Total deferred taxes	(23.2)	30.8	9.0
Provision for income taxes	$304.3	$397.9	$271.7

A reconciliation of the statutory U.S. federal income tax rate and the effective tax rate follows:

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.7	3.2	3.7
Non-deductible executive compensation	0.4	0.4	—
State tax reserve release	(0.4)	(0.5)	—
Incremental tax expense (benefit) of exercises/vesting of equity-based compensation	(0.5)	0.2	(0.4)
Work Opportunity Tax Credit	(1.8)	(1.6)	(2.7)
Deferred tax rate change	(3.8)	—	0.1
Goodwill impairment	—	—	6.0
Change in valuation allowance	—	—	(2.2)
Other, net	—	0.2	(0.8)
Effective tax rate	18.6%	22.9%	24.7%
Goodwill Impairment
In the fourth quarter of 2019, we recorded a goodwill impairment charge of $313.0 million related to the Family Dollar goodwill, as further discussed in Note 1 under the caption “Goodwill and Nonamortizing Intangible Assets.” As the purchase of Family Dollar was a stock acquisition, carryover basis applied for tax purposes. The impairment charge is not deductible for federal or state tax purposes and therefore there is no tax benefit related to the impairment.
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

Significant components of our net deferred tax assets (liabilities) follow:

(in millions)	January 29, 2022	January 30, 2021
Deferred tax assets:
Operating lease liabilities	$1,647.3	$1,658.4
Net operating losses, interest expense and credit carryforwards	91.5	95.5
Accrued expenses	50.7	72.9
Accrued compensation expense	34.9	47.2
Inventory	24.4	—
State tax election	15.8	17.4
Other	2.4	3.2
Total deferred tax assets	1,867.0	1,894.6
Valuation allowance	(13.0)	(16.8)
Deferred tax assets, net	1,854.0	1,877.8
Deferred tax liabilities:
Operating lease right-of-use assets	(1,578.4)	(1,587.2)
Other intangibles	(780.9)	(840.4)
Property and equipment	(435.6)	(410.5)
Prepaids	(26.0)	(25.2)
Inventory	—	(4.8)
Total deferred tax liabilities	(2,820.9)	(2,868.1)
Deferred income taxes, net	$(966.9)	$(990.3)
At January 29, 2022, we had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling $91.5 million. Some of these carryforwards will expire, if not utilized, beginning in 2022 through 2041.
A valuation allowance of $13.0 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards. Since January 30, 2021, the valuation allowance has been decreased to reflect state credits and net operating losses expected to be utilized over the carryforward period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts and our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which we generate net taxable income.
Uncertain Tax Positions
We are participating in the IRS Compliance Assurance Program (“CAP”) for fiscal 2021 and we have been accepted into the program for fiscal 2022. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our federal tax returns have been examined and all issues have been settled through the fiscal 2019 tax year. Several states completed their examinations during fiscal 2021. In general, fiscal 2018 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to fiscal 2018 for some states. In fiscal 2020, we participated in the CAP under the IRS’s bridge year program and as a result, the IRS will not be completing an audit on the 2020 tax return.
The balance for unrecognized tax benefits at January 29, 2022 was $20.9 million. The total amount of unrecognized tax benefits at January 29, 2022 that, if recognized, would affect the effective tax rate was $16.5 million (net of the federal tax benefit).

The following is a reconciliation of our total gross unrecognized tax benefits:

(in millions)	January 29, 2022	January 30, 2021
Beginning Balance	$22.6	$28.9
Additions for tax positions of prior years	4.6	3.4
Additions, based on tax positions related to current year	2.7	1.2
Lapses in statutes of limitation	(9.0)	(10.9)
Ending balance	$20.9	$22.6
We believe it is reasonably possible that $8.5 million to $9.5 million of the reserve for uncertain tax positions may be reduced during the next 12 months principally as a result of the effective settlement of outstanding issues. It is also possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. We do not expect any change to have a material impact to our consolidated financial statements.
As of January 29, 2022, we have recorded a liability for potential interest and penalties of $2.1 million.
Note 4 – Commitments and Contingencies
Purchase Obligations
At January 29, 2022, we have commitments totaling $229.6 million related to ocean shipping contracts and commitments of $266.0 million related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores.
Letters of Credit
We have $425.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $257.9 million was committed to these letters of credit issued for routine purchases of imported merchandise at January 29, 2022.
At January 29, 2022, we also have $46.0 million in standby letters of credit that serve as collateral for our large-deductible insurance programs and expire in fiscal 2022.
Surety Bonds
We have issued various surety bonds that primarily serve as collateral for utility payments at our stores and self-insured insurance programs. These bonds total $118.6 million and are committed through various dates through fiscal 2025.
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

Dollar Tree Active Matters
The Food and Drug Administration (“FDA”) has alleged that we improperly sold certain topically applied, over the counter (“OTC”) products manufactured by certain Chinese factories that were on an import “alert” restriction issued by the FDA. We believe we have made significant improvements in our processes, and the FDA believes we have certain additional improvements to make, which we are addressing.
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
Three personal injury lawsuits are pending against us and our vendors alleging that certain talc products that were sold by the company in the past caused cancer. Although we have been able to resolve previous talc lawsuits against us without material loss to the company, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be significant, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to carry out their obligations.
Dollar Tree Resolved Matters
In December 2020, a former store manager brought a class action in California state court alleging we failed to reimburse employees for business expenses and in so failing, engaged in unfair competition. The case has been resolved.
Family Dollar Active Matters
On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at our West Memphis, Arkansas distribution center (“DC 202”), as well as other items that require remediation. In connection therewith, we initiated a voluntary retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the “Recall”), temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, committed to the FDA to continue to cease the shipment of FDA-regulated products from DC 202 until FDA approval is received, and initiated corrective actions at DC 202 intended to ensure that these issues will not recur when shipment of FDA-regulated products recommences. We are taking this matter extremely seriously, and are responding to all observations made in the Form 483. We are cooperating fully with the FDA, and intend to cooperate fully with any other applicable regulatory body. We recorded total charges of approximately $34.1 million in the fourth quarter of our 2021 fiscal year in connection with the Recall, primarily attributable to inventory markdowns and related costs. The circumstances leading to the Recall (and/or the Recall itself) may have other negative impacts, which could include reputational damage, lost sales, further or additional governmental investigations and/or enforcement actions, and/or private litigation (see below), which could have a material adverse effect, individually or collectively, on our business, results of operations and/or financial condition.
We have received the following class action complaints related to issues associated with DC 202 (and anticipate additional lawsuits of a similar nature):
On February 22, 2022, a proposed class action complaint was filed in the Circuit Court of Pope County, Arkansas, alleging various causes of action on behalf of the citizens of Arkansas who purchased “contaminated products” covered by the Recall from January 1, 2021 through the date of such Recall. Plaintiffs seek restitution, disgorgement, damages, attorney fees, costs and expenses, punitive damages and such further relief (in each case in unspecified amounts), as the Court deems just and proper.
On February 23, 2022, a proposed class action complaint was filed in the U.S. District Court for the Southern District of Mississippi, Northern Division, alleging various causes of action related to the sale of products that may be contaminated by virtue of a rodent infestation and other unsanitary conditions in stores throughout Mississippi, Arkansas, Louisiana, Alabama, Missouri and Tennessee. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On February 25, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of Virginia, on behalf of all persons who purchased products subject to the Recall (with a subclass for all persons residing in the State of Tennessee who purchased products subject to the Recall), alleging breach of the implied warranty of merchantability and unjust enrichment. Plaintiffs seek restitution, damages, interest, punitive damages, attorney fees, costs and expenses, and such further relief (in each case in unspecified amounts), as the Court deems just and equitable.

On March 2, 2022, a proposed class action complaint was filed in the U.S. District Court for the Western District of Louisiana, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Louisiana, Mississippi, Arkansas, Alabama, Missouri and Tennessee. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 4, 2022, a proposed class action complaint was filed in the U.S. District Court for the Western District of Tennessee, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Tennessee, Louisiana, Mississippi, Arkansas, Alabama, and Missouri. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 7, 2022, a proposed class action complaint was filed in the U.S. District Court for the Southern District of Alabama, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Alabama, Louisiana, Mississippi, Arkansas, Tennessee, and Missouri. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 8, 2022, a proposed class action complaint was filed in the U.S. District Court for the Western District of Missouri, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Missouri, Arkansas, Louisiana, Mississippi, Alabama and Tennessee. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 10, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of Arkansas, Delta Division, alleging various causes of action related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions in stores throughout Arkansas, Louisiana, Mississippi, Alabama, Tennessee and Missouri. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 10, 2022, a proposed class action complaint was filed in the U.S. District Court for the Western District of Tennessee, Memphis Division, on behalf of all persons who purchased products subject to the Recall (with a subclass for all persons residing in the State of Tennessee who purchased products subject to the Recall), alleging breach of the implied warranty of merchantability, violation of the Tennessee Consumer Protection Act, and unjust enrichment. Plaintiffs seek refunds of unjust benefits, damages, interest, punitive damages, attorney fees, costs and expenses, and such further relief (in each case in unspecified amounts), as the Court deems just and equitable.
On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation and compliance with law regarding certain of our procedures and products. We intend to cooperate fully with the subpoena and any related investigation, however, no assurance can be given as to the timing or outcome of this matter.
In August 2020 and July 2021, consumer class actions were filed against us in New York and Illinois, respectively, alleging Smoked Almonds sold by us are mislabeled because the almonds do not go through a smoking process but rather acquire their smoky taste through the use of smoked flavoring. The legal claims include consumer protection laws, negligent misrepresentations, breach of warranties, fraud and unjust enrichment.
In January, April, and September 2021, state-wide consumer class actions were filed against us by the same law firm in Georgia, Alabama and Florida, respectively, for breach of warranty based on the allegation that the coffee we sold was mislabeled because the canisters did not contain enough coffee to make the number of cups of coffee stated on the label.
Please see the description above for talc and PAGA lawsuits against Family Dollar.
Family Dollar Resolved Matters
In late 2019 and early 2020, personal injury and consumer class actions were filed alleging that we sold Zantac containing a probable carcinogen. After the lawsuits were dismissed in June 2021, plaintiffs filed an appeal.

Note 5 - Long-Term Debt
Long-term debt at January 29, 2022 and January 30, 2021 consists of the following:

	January 29, 2022		January 30, 2021
(in millions)	Principal	Unamortized Debt Discount and Issuance Costs	Principal	Unamortized Debt Discount and Issuance Costs
$1.5 billion Revolving Credit Facility, interest payable at 1.28% at January 29, 2022	$—	$6.4	$—	$—
$1.25 billion Revolving Credit Facility	—	—	—	5.3
3.70% Senior Notes, due 2023	—	—	1,000.0	4.2
4.00% Senior Notes, due 2025	1,000.0	4.0	1,000.0	5.1
4.20% Senior Notes, due 2028	1,250.0	8.1	1,250.0	9.2
2.65% Senior Notes, due 2031	800.0	9.5	—	—
3.375% Senior Notes, due 2051	400.0	5.0	—	—
Total	$3,450.0	$33.0	$3,250.0	$23.8
Maturities of long-term debt are as follows (in millions):

2022	2023	2024	2025	2026	Thereafter
$—	$—	$—	$1,000.0	$—	$2,450.0
Revolving Credit Facility
On December 8, 2021, we entered into a credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent, and the financial institutions from time to time party thereto, providing for a $1.5 billion revolving credit facility (the “Revolving Credit Facility”), of which up to $350.0 million is available for letters of credit. The Revolving Credit Facility matures on December 8, 2026, subject to extensions permitted under the Credit Agreement.
Loans under the Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 1.125%, subject to adjustment based on (i) our public debt rating and (ii) our leverage ratio. At January 29, 2022, the Revolving Credit Facility bore interest at 1.28%. We pay certain commitment fees in connection with the Revolving Credit Facility. The Revolving Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to Secured Overnight Financing Rate (“SOFR”) loans. There is no required amortization under the Revolving Credit Facility.
The Revolving Credit Facility contains a number of affirmative and negative covenants that, among other things, and subject to certain significant baskets and exceptions, restrict our ability to incur subsidiary indebtedness, incur liens, sell all or substantially all of our (including our subsidiaries’) assets and consummate certain fundamental changes. The Revolving Credit Facility also contains a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. The Credit Agreement provides for certain events of default which, if any of them occurs, would permit or require the loans under the Revolving Credit Facility to be declared due and payable and the commitments thereunder to be terminated.
In connection with entry into the Credit Agreement, we terminated all commitments and fulfilled all obligations under our existing credit agreement dated April 19, 2018. Under the previous credit agreement, in the first quarter of fiscal 2020, we preemptively drew $750.0 million on our $1.25 billion revolving credit facility to reduce our exposure to potential short-term liquidity risk in the banking system as a result of the COVID-19 pandemic, all of which was repaid by the end of the third quarter of fiscal 2020.
Senior Notes
Fiscal 2018 Offering
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

The Notes were issued pursuant to an indenture, dated as of April 2, 2018 (the “Indenture”), between us and U.S. Bank National Association, as trustee, as supplemented by the First Supplemental Indenture dated as of April 19, 2018 (the “First Supplemental Indenture”).
The Notes are unsecured, unsubordinated obligations of ours and rank equal in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Notes.
The Floating Rate Notes matured on April 17, 2020 and bore interest at a floating rate, reset quarterly, equal to LIBOR plus 70 basis points. We were required to pay interest on the Floating Rate Notes quarterly, in arrears, on January 17, April 17, July 17 and October 17 of each year to holders of record on the preceding January 3, April 3, July 3 and October 3, respectively. The 2023 Notes were scheduled to mature on May 15, 2023 and bore interest at the rate of 3.70% annually. The 2025 Notes mature on May 15, 2025 and bear interest at the rate of 4.00% annually. The 2028 Notes mature on May 15, 2028 and bear interest at the rate of 4.20% annually. We are required to pay interest on the Fixed Rate Notes semiannually, in arrears, on May 15 and November 15 of each year to holders of record on the preceding May 1 and November 1, respectively.
We may redeem (or may have redeemed) the Fixed Rate Notes of each series in whole or in part, at our option, at any time and from time to time prior to (i) in the case of the 2023 Notes, April 15, 2023, (ii) in the case of the 2025 Notes, March 15, 2025 and (iii) in the case of the 2028 Notes, February 15, 2028 (the date with respect to each such series, the “Applicable Par Call Date”), in each case, at a “make-whole” price described in the First Supplemental Indenture plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, on or after the Applicable Par Call Date, we may redeem the Fixed Rate Notes of the applicable series, at any time in whole or from time to time in part, at a redemption price equal to 100% of the principal amount thereof.
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
Fiscal 2021 Offering
On December 1, 2021, we completed the registered offering of $800.0 million aggregate principal amount of 2.65% Senior Notes due 2031 (the “2031 Notes”) and $400.0 million aggregate principal amount of 3.375% Senior Notes due 2051 (the “2051 Notes” and, together with the 2031 Notes, the “New Notes”).
The New Notes were issued pursuant to the Indenture, as supplemented by the Second Supplemental Indenture dated as of December 1, 2021 (the “Second Supplemental Indenture”).
The New Notes are unsecured, unsubordinated obligations of ours and rank equally in right of payment to all of our existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the New Notes.
The 2031 Notes mature on December 1, 2031 and bear interest at the rate of 2.650% per annum. The 2051 Notes mature on December 1, 2051 and bear interest at the rate of 3.375% per annum. We are required to pay interest on the New Notes semi-annually, in arrears, on June 1 and December 1 of each year, beginning on June 1, 2022, to holders of record on the preceding May 15 and November 15, respectively.
We may redeem the New Notes of each series in whole or in part at any time and from time to time prior to (i) in the case of the 2031 Notes, September 1, 2031, and (ii) in the case of the 2051 Notes, June 1, 2051 (the date with respect to each such series, the “Applicable Par Call Date”), in each case, at a “make-whole” price described in the Second Supplemental Indenture plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, on or after the Applicable Par Call Date, we may redeem the New Notes of the applicable series, at any time in whole or from time to time in part, at a redemption price equal to 100% of the principal amount thereof.
In the event of a Change of Control Triggering Event (as defined in the Second Supplemental Indenture) with respect to any series, the holders of the New Notes of such series may require us to purchase for cash all or a portion of their New Notes of such series at a purchase price equal to 101% of the principal amount of such New Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. The Indenture limits our ability and that of our subsidiaries, subject to significant baskets and exceptions, to incur certain secured debt. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the New Notes to become or to be declared due and payable, as applicable.

Repayments of Long-term Debt
In the fourth quarter of 2019, we prepaid $500.0 million of our $750.0 million Floating Rate Notes and we repaid the remaining $250.0 million outstanding in the first quarter of 2020.
In the fourth quarter of 2020, we repaid the $300.0 million 5.00% Senior Notes that we assumed upon the acquisition of Family Dollar in 2015.
In the fourth quarter of 2021, we used the proceeds from the offering of the New Notes discussed above to redeem the $1.0 billion 2023 Notes. We incurred a redemption premium of $43.8 million in connection with the early redemption of the 2023 Notes and accelerated the expensing of $2.7 million of amortizable non-cash deferred financing and original issue discount costs, which are reflected in “Interest expense, net” within the accompanying consolidated income statements for the year ended January 29, 2022.
Debt Covenants
As of January 29, 2022, we were in compliance with our debt covenants.
Note 6 - Leases
The lease cost for operating leases that was recognized in the accompanying consolidated income statements was as follows:

	Year Ended
(in millions)	January 29, 2022	January 30, 2021	February 1, 2020
Operating lease cost	$1,602.8	$1,551.2	$1,520.5
Variable lease cost	417.8	391.4	375.9
Short-term lease cost	5.6	9.7	14.8
Total lease cost*	$2,026.2	$1,952.3	$1,911.2

*Excludes sublease income, which is immaterial

As of January 29, 2022, maturities of lease liabilities were as follows:

(in millions)
2022	$1,522.9
2023	1,408.9
2024	1,194.2
2025	964.3
2026	721.5
Thereafter	1,435.3
Total undiscounted lease payments	7,247.1
Less interest	693.8
Present value of lease liabilities	$6,553.3
The future lease payments above exclude $446.0 million of legally binding minimum lease payments for leases signed but not yet commenced as of January 29, 2022.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is as follows:

	January 29, 2022	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (years)	5.9	6.1	6.4
Weighted-average discount rate	3.4%	3.9%	4.3%

The following represents supplemental information pertaining to our operating lease arrangements:

	Year Ended
(in millions)	January 29, 2022	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,579.8	$1,519.4	$1,433.4
Distribution Center Lease and Related Bonds
In May 2017, we entered into a long-term property lease (“Missouri Lease”) which includes land and the construction of a 1.2 million square foot distribution center in Warrensburg, Missouri (“Distribution Center Project”). The Distribution Center Project was completed in 2018 and our investment in the project of $91.0 million as of January 29, 2022 is reflected in “Property, plant and equipment, net.” The Missouri Lease commenced upon its execution in May 2017 and expires on December 1, 2032. We have two options to extend the Missouri Lease term for up to a combined additional ten years. Following the expiration of the lease, the property reverts back to us.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We review certain store assets for evidence of impairment. The fair values are determined based on the income approach, in which we utilize internal cash flow projections over the life of the underlying lease agreements discounted based on our risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to Note 1 under the caption “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” for information regarding the impairment charges recorded in fiscal 2021, 2020 and 2019.
Our indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. Refer to Note 1 under the caption “Goodwill and Nonamortizing Intangible Assets” for further information regarding the process of determining the fair value of these assets.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying consolidated balance sheets approximate fair value due to their short-term maturities.

The aggregate fair values and carrying values of our long-term borrowings were as follows:

	January 29, 2022		January 30, 2021
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,558.5	$3,423.4	$3,654.4	$3,231.5
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of our Revolving Credit Facility approximates its fair value because the interest rates vary with market interest rates.
Note 8 - Shareholders’ Equity
Preferred Stock
We are authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at January 29, 2022 and January 30, 2021.
Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	Year Ended
	January 29,	January 30,	February 1,
(in millions, except per share data)	2022	2021	2020
Basic net income per share:
Net income	$1,327.9	$1,341.9	$827.0
Weighted average number of shares outstanding	227.9	236.4	237.2
Basic net income per share	$5.83	$5.68	$3.49
Diluted net income per share:
Net income	$1,327.9	$1,341.9	$827.0
Weighted average number of shares outstanding	227.9	236.4	237.2
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	0.9	1.1
Weighted average number of shares and dilutive potential shares outstanding	229.0	237.3	238.3
Diluted net income per share	$5.80	$5.65	$3.47
At January 29, 2022, January 30, 2021 and February 1, 2020, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Share Repurchase Programs
We repurchased 9,156,898, 3,982,478 and 1,967,355 shares of common stock on the open market in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, for $950.0 million, $400.0 million and $200.0 million, respectively. At January 29, 2022, we had $2.5 billion remaining under Board repurchase authorization.
Note 9 – Employee Benefit Plans
Dollar Tree Retirement Savings Plan
We maintain a 401(k) plan which is available to all full-time, United States-based employees over 21 years of age. Eligible employees may make elective salary deferrals. We may make contributions, at our discretion, to eligible employees who have completed one year of service in which they have worked at least 1,000 hours.

Contributions to and reimbursements by us of expenses of the plan were recorded in the accompanying consolidated income statements as follows:

	Year Ended
	January 29,	January 30,	February 1,
(in millions)	2022	2021	2020
Cost of sales	$8.2	$7.4	$8.1
Selling, general and administrative expenses	20.6	19.0	17.0
Total	$28.8	$26.4	$25.1

All eligible employees are immediately vested in any company match contributions under the 401(k) plan.
Note 10 - Stock-Based Compensation Plans
Fixed Stock-Based Compensation Plans
The 2011 Omnibus Incentive Plan permitted us to grant to our employees, consultants and directors up to 4.0 million shares of our Common Stock plus any shares available under former plans which were previously approved by the shareholders. The plan permitted us to grant equity awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance bonuses, performance share units (“PSUs”), non-employee director stock options and other equity-related awards. As of March 17, 2021, the plan was no longer available for new grants of awards, but all outstanding awards that were granted under the plan prior to March 17, 2021 continue to be governed by the terms and conditions of the plan and applicable award agreements. Effective June 10, 2021, the 2011 Omnibus Incentive Plan was replaced and superseded by the 2021 Omnibus Incentive Plan (“Omnibus Plan”). The Omnibus Plan permits us to grant up to 6.5 million shares of our Common Stock to our employees, consultants and directors. The form of equity awards authorized for grant under the Omnibus Plan are substantially the same as those permitted by the predecessor plan.
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

Total stock-based compensation expense was recorded in the accompanying consolidated income statements as follows:

	Year Ended
	January 29,	January 30,	February 1,
(in millions)	2022	2021	2020
Cost of sales	$18.3	$15.4	$12.9
Selling, general and administrative expenses	61.6	68.5	48.5
Total stock-based compensation expense	$79.9	$83.9	$61.4
Excess tax benefit (deficit) on stock-based compensation recognized in the Provision for income taxes	$8.5	$(2.8)	$3.8
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
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of January 29, 2022 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	1,265,216	$83.16
Granted	634,118	109.01
Vested	(649,374)	87.54
Forfeited	(153,894)	92.88
Nonvested at January 29, 2022	1,096,066	$94.16
The total fair value of the service-based restricted shares vested during the years ended January 29, 2022, January 30, 2021 and February 1, 2020 was $56.8 million, $48.5 million and $55.5 million, respectively. The weighted average grant date fair value of the RSUs granted in 2021, 2020 and 2019 was $109.01, $73.24 and $103.55, respectively. As of January 29, 2022, there was $54.5 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 1.3 years.
PSUs
The following table summarizes the status of PSUs as of January 29, 2022 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2021	423,272	$82.67
Granted	422,524	95.04
Vested	(218,232)	79.44
Forfeited	(42,592)	95.66
Nonvested at January 29, 2022	584,972	$91.86
The total fair value of the PSUs vested during the years ended January 29, 2022, January 30, 2021 and February 1, 2020 was $17.3 million, $19.6 million and $3.3 million, respectively. The weighted average grant date fair value of the PSUs granted in 2021, 2020 and 2019 was $95.04, $74.46 and $103.71, respectively. As of January 29, 2022, there was $20.7 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 0.7 years.

Stock Options
Stock options are valued using the Black-Scholes option pricing model and compensation expense is recognized on a straight-line basis over the requisite service period. Options granted in 2021, 2020 and 2019 are immaterial.
Certain of our directors elected to defer their compensation into stock options under the 2013 Director Deferred Compensation Plan. These options vest immediately and are expensed on the grant date.
The following tables summarize information about options outstanding at January 29, 2022 and changes during the year then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of period	117,057	$79.75
Granted	1,078	140.52
Exercised	(93,594)	77.67
Outstanding, end of period	24,541	$90.38	4.8	$0.9
Options vested and exercisable at January 29, 2022	24,541	$90.38	4.8	$0.9
The intrinsic value of options exercised during 2021, 2020 and 2019 was $5.6 million, $0.9 million and $1.6 million, respectively.
Note 11 – Segments and Disaggregated Revenue
We operate a chain of more than 16,000 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our CODM regularly reviews to analyze performance and allocate resources.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and Other consists primarily of store support center costs that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments. These costs include operating expenses for our store support center and the results of operations for our Summit Pointe property in Chesapeake, Virginia. The Family Dollar segment Operating income includes advertising revenue, which is a component of Other revenue in the accompanying consolidated income statements.
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	Year Ended
	January 29,	January 30,	February 1,
(in millions)	2022	2021	2020
Consolidated Income Statement Data:
Net sales:
Dollar Tree	$13,922.1	$13,265.0	$12,507.9
Family Dollar	12,387.7	12,243.4	11,102.9
Consolidated Net sales	$26,309.8	$25,508.4	$23,610.8

Gross profit:
Dollar Tree	$4,603.6	$4,543.8	$4,342.9
Family Dollar	3,122.3	3,243.6	2,697.8
Consolidated Gross profit	$7,725.9	$7,787.4	$7,040.7

	Year Ended
	January 29,	January 30,	February 1,
(in millions)	2022	2021	2020
Operating income (loss):
Dollar Tree	$1,607.0	$1,598.0	$1,670.2
Family Dollar	543.1	655.6	(74.9)
Corporate, support and Other	(338.7)	(365.7)	(333.1)
Consolidated Operating income	1,811.4	1,887.9	1,262.2
Interest expense, net	178.9	147.3	162.1
Other expense, net	0.3	0.8	1.4
Income before income taxes	$1,632.2	$1,739.8	$1,098.7

Depreciation and amortization expense:
Dollar Tree	$316.0	$302.3	$277.7
Family Dollar	369.8	352.6	337.9
Corporate, support and Other	30.2	31.8	30.1
Consolidated depreciation and amortization expense	$716.0	$686.7	$645.7

	As of
	January 29,	January 30,
(in millions)	2022	2021
Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$424.9	$424.9
Family Dollar	1,559.5	1,559.5
Consolidated Goodwill	$1,984.4	$1,984.4

Total assets:
Dollar Tree	$9,358.4	$8,669.3
Family Dollar	11,871.8	11,562.2
Corporate, support and Other	491.6	464.5
Consolidated Total assets	$21,721.8	$20,696.0

Additions to property, plant and equipment:
Dollar Tree	$477.1	$470.4
Family Dollar	498.9	362.1
Corporate, support and Other	45.2	66.3
Consolidated additions to property, plant and equipment	$1,021.2	$898.8

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	Year Ended
	January 29,		January 30,		February 1,
(in millions)	2022		2021		2020
Dollar Tree segment net sales by merchandise category:
Consumable	$6,334.5	45.5%	$6,407.0	48.3%	$6,155.3	49.2%
Variety	6,794.0	48.8%	6,194.8	46.7%	5,732.1	45.8%
Seasonal	793.6	5.7%	663.2	5.0%	620.5	5.0%
Total Dollar Tree segment net sales	$13,922.1	100.0%	$13,265.0	100.0%	$12,507.9	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$9,446.5	76.3%	$9,367.8	76.5%	$8,604.7	77.5%
Home products	1,033.9	8.3%	1,078.1	8.8%	866.0	7.8%
Apparel and accessories	781.5	6.3%	690.1	5.6%	644.0	5.8%
Seasonal and electronics	1,125.8	9.1%	1,107.4	9.1%	988.2	8.9%
Total Family Dollar segment net sales	$12,387.7	100.0%	$12,243.4	100.0%	$11,102.9	100.0%

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
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 29, 2022, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our management has concluded that, as of January 29, 2022, our internal control over financial reporting is effective.
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
Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated income statements, and statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Norfolk, Virginia
March 15, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree, Inc.’s Proxy Statement relating to our 2022 Annual Meeting (“Proxy Statement”), under the captions “Director Biographies” and “Executive Officers.”
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
The information concerning our code of ethics required by this Item is incorporated by reference to the Proxy Statement, under the caption “Board Governance - Code of Ethics.”
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
The following table summarizes information regarding shares issuable as of January 29, 2022, under our equity compensation plans, including the number of shares of common stock subject to options, restricted stock units, deferred shares and other rights granted to employees, consultants and members of our Board of Directors; the weighted-average exercise price of outstanding options; and the number of shares remaining available for future award grants under these plans. Additional information regarding our equity compensation plans can be found in Note 10 to our consolidated financial statements.

Equity compensation plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders[1]	1,892,644	$108.56	9,463,931
Plans not approved by security holders[2]	—	—	—
______________
(a)Amounts represent outstanding options, restricted stock units and deferred (“phantom”) shares as of January 29, 2022.
(b)Not included in the calculation of weighted-average exercise price are (i) 1,723,013 restricted stock units and (ii) 159,248 director deferred shares.
(c)Amounts represent shares remaining available for future awards under all of our equity-based plans, including shares remaining under our 2021 Omnibus Incentive Plan, our 2015 Employee Stock Purchase Plan and our 2013 Director Deferred Compensation Plan. Out of the 9,463,931 shares remaining available for future issuance, 2,585,772 represent the number of shares remaining available for future issuance under our Employee Stock Purchase Plan as of January 29, 2022.
1Equity-based plans approved by our shareholders include: the 2013 Director Deferred Compensation Plan, the 2015 Employee Stock Purchase Plan (which replaced a predecessor plan), and the 2021 Omnibus Incentive Plan (which replaced the 2011 Omnibus Incentive Plan). As of March 17, 2021, the 2011 Omnibus Incentive Plan was no longer available for new grants of awards, but all outstanding awards that were granted under the plan prior to March 17, 2021 continue to be governed by the terms and conditions of the plan and applicable award agreements.
2Does not include 14,158 shares to be issued upon the exercise of options with a weighted-average exercise price of $77.06 that were granted under the Family Dollar 2006 Incentive Plan and assumed by us in connection with our merger with Family Dollar.
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
3.Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2.1		Amended By-Laws of Dollar Tree, Inc., effective June 10, 2021	8-K	3.1	6/11/2021
3.2.2		Amended and Restated By-Laws of Dollar Tree, Inc., effective March 16, 2022	8-K	3.1	3/8/2022
4.1		Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1		Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018
4.2.2		First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018
4.2.3		Second Supplemental Indenture, dated as of December 1, 2021, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	12/1/2021
4.3		Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.3	3/20/2020
10.1	*	Form of Change in Control Retention Agreement, to be executed between Dollar Tree Stores, Inc. and the Chief Executive Officer; Chief Financial Officer; Sr. Vice President, Stores; Chief Merchandising Officer; Chief Logistics Officer; Chief People Officer; and Chief Information Officer	8-K	10.1	3/20/2007
10.2	*	Policy for director compensation (as described under the caption “Director Compensation”)	DEF 14A	N/A	4/24/2020

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.3.1	*	Change in Control Retention Agreement between Dollar Tree, Inc. and Kevin Wampler, Chief Financial Officer	8-K	10.1	12/5/2008
10.3.2	*	Amendment to Change in Control Retention Agreement between Dollar Tree, Inc. and Kevin Wampler, Chief Financial Officer	8-K	10.1	10/11/2011
10.4	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan, effective for the fiscal year ending January 29, 2022 and thereafter	10-Q	10.1	5/27/2021
10.5.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.5.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.5.3	*	2011 Omnibus Incentive Plan, as amended and restated effective June 12, 2019	10-Q	10.1	8/29/2019
10.6	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.7.1	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.7.2	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.34	3/27/2019
10.8	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.9.1	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-K	10.32	3/27/2019
10.9.2	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-Q	10.1	5/28/2020
10.10	*	Form of Performance Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.33	3/27/2019
10.11	*	Change in Control Retention Agreement between Dollar Tree, Inc. and David Jacobs, Chief Strategy Officer	10-Q	10.2	8/16/2012
10.12	*	Change in Control Retention Agreement between Dollar Tree, Inc. and William A. Old, Jr, Chief Legal Officer	10-Q	10.2	8/22/2013
10.13	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.14	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.15.1	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
10.15.2	*	2013 Director Deferred Compensation Plan, as amended and restated effective June 10, 2021	8-K	10.6	6/11/2021
10.16	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/29/2018
10.17	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/29/2018
10.18	*	Dollar Tree, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	6/11/2021
10.19	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	6/11/2021
10.20	*	Form of Long-Term Performance Plan Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.3	6/11/2021
10.21	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan	8-K	10.4	6/11/2021
10.22	*	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan	8-K	10.5	6/11/2021
10.23		Credit Agreement, dated as of December 8, 2021, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as agent and the lenders and other parties thereto	8-K	10.1	12/9/2021

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.24	*	Form of letter agreement amending Executive Agreements for Executive Officers at the level of Chiefs	8-K	10.1	3/7/2022
10.25	*	Addendum to Executive Agreement, by and between Dollar Tree, Inc. and Michael Witynski, dated March 1, 2022	8-K	10.2	3/7/2022
10.26	*	Post-Retirement Benefits Agreement, by and between Dollar Tree, Inc. and Bob Sasser, dated March 2, 2022	8-K	10.3	3/7/2022
10.27	*	Form of Indemnification Agreement for Directors and Executive Officers	8-K	10.1	3/7/2022
10.28		Stewardship Framework Agreement, by and between Dollar Tree, Inc. and MR Cobalt Advisor LLC, on behalf of itself and its affiliates and associates, dated March 8, 2022	8-K	10.1	3/8/2022
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-K for the fiscal year ended January 29, 2022, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements
						X
104		The cover page from our Form 10-K for the fiscal year ended January 29, 2022, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.

DATE:	March 15, 2022	By:	/s/ Michael A. Witynski
Michael A. Witynski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Witynski
Michael A. Witynski	President and Chief Executive Officer; Director	March 15, 2022
(principal executive officer)

/s/ Bob Sasser
Bob Sasser	Executive Chairman; Director	March 15, 2022

/s/ Gregory M. Bridgeford
Gregory M. Bridgeford	Lead Independent Director	March 15, 2022

/s/ Arnold S. Barron
Arnold S. Barron	Director	March 15, 2022

/s/ Thomas W. Dickson
Thomas W. Dickson	Director	March 15, 2022

/s/ Lemuel E. Lewis
Lemuel E. Lewis	Director	March 15, 2022

/s/ Kathleen E. Mallas
Kathleen E. Mallas	Senior Vice President - Chief Accounting Officer	March 15, 2022
(principal accounting officer)

/s/ Jeffrey G. Naylor
Jeffrey G. Naylor	Director	March 15, 2022

/s/ Winnie Y. Park
Winnie Y. Park	Director	March 15, 2022

/s/ Stephanie P. Stahl
Stephanie P. Stahl	Director	March 15, 2022

/s/ Kevin S. Wampler
Kevin S. Wampler	Chief Financial Officer	March 15, 2022
(principal financial officer)

/s/ Carrie A. Wheeler
Carrie A. Wheeler	Director	March 15, 2022

/s/ Thomas E. Whiddon
Thomas E. Whiddon	Director	March 15, 2022