Form 10-Q
period 2022-04-30
DOLLAR TREE, INC.
filed 2022-05-26
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
As of May 24, 2022, there were 224,556,036 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(in millions, except per share data)	2022	2021
Net sales	$6,900.1	$6,476.8
Other revenue	2.5	2.9
Total revenue	6,902.6	6,479.7
Cost of sales	4,559.6	4,512.7
Selling, general and administrative expenses	1,611.5	1,447.1
Operating income	731.5	519.9
Interest expense, net	34.0	33.0
Income before income taxes	697.5	486.9
Provision for income taxes	161.1	112.4
Net income	$536.4	$374.5
Basic net income per share	$2.38	$1.61
Diluted net income per share	$2.37	$1.60
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(in millions)	2022	2021
Net income	$536.4	$374.5

Foreign currency translation adjustments	(0.1)	5.0

Total comprehensive income	$536.3	$379.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,218.5	$984.9	$1,473.9
Merchandise inventories	4,801.1	4,367.3	3,604.6
Other current assets	262.7	257.0	226.4
Total current assets	6,282.3	5,609.2	5,304.9
Property, plant and equipment, net of accumulated depreciation of $5,525.9, $5,363.8 and $4,917.2, respectively	4,514.0	4,477.3	4,182.4
Restricted cash	53.4	53.4	46.9
Operating lease right-of-use assets	6,364.9	6,425.3	6,356.5
Goodwill	1,984.3	1,984.4	1,985.6
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	19.3	20.3	24.4
Other assets	54.1	51.9	50.0
Total assets	$22,372.3	$21,721.8	$21,050.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,406.7	$1,407.8	$1,355.6
Accounts payable	1,794.1	1,884.2	1,520.7
Income taxes payable	162.8	82.6	169.5
Other current liabilities	926.3	802.0	856.4
Total current liabilities	4,289.9	4,176.6	3,902.2
Long-term debt, net	3,418.1	3,417.0	3,227.8
Operating lease liabilities, long-term	5,087.9	5,145.5	5,099.2
Deferred income taxes, net	1,060.7	987.2	1,035.7
Income taxes payable, long-term	21.2	20.9	23.7
Other liabilities	253.0	256.1	350.8
Total liabilities	14,130.8	14,003.3	13,639.4
Commitments and contingencies (Note 2)
Shareholders’ equity	8,241.5	7,718.5	7,411.3
Total liabilities and shareholders’ equity	$22,372.3	$21,721.8	$21,050.7

Common shares outstanding	225.5	225.1	231.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended April 30, 2022
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 29, 2022	225.1	$2.2	$1,243.9	$(35.2)	$6,507.6	$7,718.5
Net income	—	—	—	—	536.4	536.4
Total other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Issuance of stock under Employee Stock Purchase Plan	—	—	2.9	—	—	2.9
Stock-based compensation, net	0.5	—	(2.0)	—	—	(2.0)
Repurchase of stock	(0.1)	—	(14.2)	—	—	(14.2)
Balance at April 30, 2022	225.5	$2.2	$1,230.6	$(35.3)	$7,044.0	$8,241.5

	13 Weeks Ended May 1, 2021
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 30, 2021	233.4	$2.3	$2,138.5	$(35.2)	$5,179.7	$7,285.3
Net income	—	—	—	—	374.5	374.5
Total other comprehensive income	—	—	—	5.0	—	5.0
Issuance of stock under Employee Stock Purchase Plan	0.1	—	3.8	—	—	3.8
Exercise of stock options	—	—	0.2	—	—	0.2
Stock-based compensation, net	0.5	—	(7.5)	—	—	(7.5)
Repurchase of stock	(2.2)	—	(250.0)	—	—	(250.0)
Balance at May 1, 2021	231.8	$2.3	$1,885.0	$(30.2)	$5,554.2	$7,411.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$536.4	$374.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188.9	172.7
Provision for deferred income taxes	74.3	22.0
Stock-based compensation expense	35.8	31.8
Amortization of debt discount and debt-issuance costs	1.1	1.6
Other non-cash adjustments to net income	15.7	1.2
Changes in operating assets and liabilities	(313.7)	(47.6)
Net cash provided by operating activities	538.5	556.2
Cash flows from investing activities:
Capital expenditures	(253.4)	(224.9)
Proceeds from governmental grant	—	2.3
Payments for fixed asset disposition	(2.9)	(0.2)
Net cash used in investing activities	(256.3)	(222.8)
Cash flows from financing activities:
Proceeds from stock issued pursuant to stock-based compensation plans	2.9	4.0
Cash paid for taxes on exercises/vesting of stock-based compensation	(37.8)	(39.3)
Payments for repurchase of stock	(14.2)	(241.3)
Net cash used in financing activities	(49.1)	(276.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	0.4
Net increase in cash, cash equivalents and restricted cash	233.6	57.2
Cash, cash equivalents and restricted cash at beginning of period	1,038.3	1,463.6
Cash, cash equivalents and restricted cash at end of period	$1,271.9	$1,520.8
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$—	$0.3
Income taxes	$6.6	$6.3
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$297.3	$368.3
Accrued capital expenditures	$45.2	$51.1
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended January 29, 2022. The results of operations for the 13 weeks ended April 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2023.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of April 30, 2022 and May 1, 2021 and the results of our operations and cash flows for the periods presented. The January 29, 2022 balance sheet information was derived from the audited consolidated financial statements as of that date.
Note 2 - Contingencies
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
Dollar Tree Active Matters
The Food and Drug Administration (“FDA”) has alleged that we improperly sold certain topically applied, over the counter (“OTC”) products manufactured by certain Chinese factories that were on an import “alert” restriction issued by the FDA. We believe we have made significant improvements in our processes, and the FDA has asked us to make certain additional improvements, which we are addressing.
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
Three personal injury lawsuits are pending against Dollar Tree and one against Family Dollar alleging that certain talc products that were sold in the past caused cancer, one of which is set for trial this year. Although we have been able to resolve previous talc lawsuits against us without material loss to the company, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to carry out their obligations.

Family Dollar Active Matters
On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at our West Memphis, Arkansas distribution center (“DC 202”) and the related sale and distribution of adulterated product, as well as other processes and procedures that require remediation. In connection therewith, we initiated a voluntary retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the “Recall”), closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, ceased the shipment of FDA-regulated products from DC 202, and initiated corrective actions. We are taking this matter extremely seriously and are responding to all observations made in the Form 483. The circumstances leading to the Recall (and/or the Recall itself) may have other negative impacts, which could include reputational damage, lost sales, further or additional governmental investigations and/or enforcement actions, and/or private litigation (see below), which could have a material adverse effect, individually or collectively, on our business, results of operations and/or financial condition.
Since February 22, 2022, we have received 13 class action complaints primarily related to issues associated with DC 202 described above. The lawsuits are in federal court in Mississippi, Virginia, Arkansas, Louisiana, Tennessee, Alabama, and Missouri and allege violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, and unjust enrichment related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of, money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief. A hearing is scheduled in late May to determine whether these cases should proceed using the federal court’s multidistrict litigation process.
On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation, compliance with law, and the issues described above. We intend to cooperate fully with the subpoena and any related investigation, however, no assurance can be given as to the timing or outcome of this matter.
On April 28, 2022, the State of Arkansas filed a complaint in state court alleging violations of the Arkansas Deceptive Trade Practices Act, gross negligence and negligence, strict liability in tort, unjust enrichment and civil conspiracy related to the sale of products that may have been contaminated by virtue of rodent infestation and other unsanitary conditions. The State of Arkansas is seeking injunctive relief, restitution, disgorgement, damages, civil penalties, punitive damages and suspension or revocation of our authorization to do business in Arkansas.
In January, April, and September 2021, state-wide consumer class actions were filed against us by the same law firm in Georgia, Alabama and Florida, respectively, for breach of warranty based on the allegation that the coffee we sold was mislabeled because the canisters did not contain enough coffee to make the number of cups of coffee stated on the label.
Please see the description above for PAGA lawsuits and one talc lawsuit against Family Dollar.
Family Dollar Resolved Matters
In August 2020 and July 2021, consumer class actions were filed against us in New York and Illinois, respectively, alleging Smoked Almonds sold by us are mislabeled because the almonds do not go through a smoking process but rather acquire their smoky taste through the use of smoked flavoring. Both actions alleged violation of consumer protection laws, negligent misrepresentation, breach of warranties, fraud and unjust enrichment. Both have been dismissed with prejudice.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 weeks ended April 30, 2022 or May 1, 2021.

Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	April 30, 2022		January 29, 2022		May 1, 2021
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,232.7	$3,424.2	$3,558.5	$3,423.4	$3,581.9	$3,232.5
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of our Revolving Credit Facility approximates its fair value because the interest rates vary with market interest rates.
Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
	April 30,	May 1,
(in millions, except per share data)	2022	2021
Basic net income per share:
Net income	$536.4	$374.5
Weighted average number of shares outstanding	225.3	233.2
Basic net income per share	$2.38	$1.61
Diluted net income per share:
Net income	$536.4	$374.5
Weighted average number of shares outstanding	225.3	233.2
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	1.1	1.2
Weighted average number of shares and dilutive potential shares outstanding	226.4	234.4
Diluted net income per share	$2.37	$1.60
Stock options and other stock-based awards of 2.9 million shares and 0.7 million shares were excluded from the calculation of diluted net income per share for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively, because their inclusion would be anti-dilutive.
Note 5 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 10 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended January 29, 2022. Stock-based compensation expense was $35.8 million and $31.8 million during the 13 weeks ended April 30, 2022 and May 1, 2021, respectively.
Restricted Stock
We issue service-based RSUs to employees and officers and issue PSUs to certain of our officers. We recognize expense based on the estimated fair value of the RSUs or PSUs granted over the requisite service period, which is generally three years, on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. The fair value of RSUs and PSUs is determined based on our closing stock price on the grant date.

Service-Based RSUs
The following table summarizes the status of service-based RSUs as of April 30, 2022 and changes during the 13 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	1,096,066	$94.16
Granted	416,729	159.34
Vested	(510,042)	92.86
Forfeited	(40,005)	111.77
Nonvested at April 30, 2022	962,748	$122.32
PSUs
The following table summarizes the status of PSUs as of April 30, 2022 and changes during the 13 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	584,972	$91.86
Granted	198,718	158.47
Vested	(273,454)	89.19
Forfeited	(100,229)	114.41
Nonvested at April 30, 2022	410,007	$119.50
Stock Options
Stock options are valued using the Black-Scholes option pricing model and compensation expense is recognized on a straight-line basis over the requisite service period.
On March 19, 2022, we granted a one-time award of options to purchase 2,252,587 shares of our common stock with a fair value of $135.6 million to the Executive Chairman of the Board. The grant of options was subject to the terms and conditions of a five-year Executive Agreement with the Executive Chairman. The option award has a ten-year term and is scheduled to vest in equal installments on each of the first five anniversaries of the grant date, subject to the Executive Chairman’s continued employment with the company through each vesting date. The assumptions used in the Black-Scholes option pricing model for this award are as follows:

Expected term (in years)	6.5
Expected stock price volatility	34.1%
Dividend yield	—%
Risk-free interest rate	2.15%
The simplified method was used to estimate the expected term of the options due to our lack of historical option exercise experience and the “plain vanilla” characteristics of the option award. The simplified method results in an expected term equal to the average of the weighted average time-to-vesting and the contractual life of the options. The expected stock price volatility is based on the historical volatility of our common stock over a period matching the expected term of the options granted. The dividend yield reflects that we have never paid cash dividends. The risk-free interest rate represents the yield curve in effect at the time of grant for U.S. Treasury zero-coupon securities with maturities that approximate the expected term of the options.

The following table summarizes information about options outstanding at April 30, 2022 and changes during the 13 weeks then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 29, 2022	24,541	$90.38
Granted	2,252,587	157.17
Exercised	(370)	76.97
Outstanding at April 30, 2022	2,276,758	$156.46	9.8	$13.6
Exercisable at April 30, 2022	24,171	$90.59	4.5	$1.7
Note 6 - Shareholders’ Equity
We repurchased 89,779 shares of common stock on the open market for $14.2 million during the 13 weeks ended April 30, 2022. We repurchased 2,150,572 shares of common stock on the open market for $250.0 million during the 13 weeks ended May 1, 2021. Of the shares repurchased during the 13 weeks ended May 1, 2021, approximately $8.7 million had not settled as of May 1, 2021. This amount was accrued and is reflected in “Other current liabilities” within the accompanying unaudited condensed consolidated balance sheet as of May 1, 2021. At April 30, 2022, we had $2.5 billion remaining under Board repurchase authorization.
Note 7 - Segments and Disaggregated Revenue
We operate a chain of more than 16,100 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended
	April 30,	May 1,
(in millions)	2022	2021
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,781.8	$3,321.3
Family Dollar	3,118.3	3,155.5
Consolidated Net sales	$6,900.1	$6,476.8

	13 Weeks Ended
	April 30,	May 1,
(in millions)	2022	2021
Condensed Consolidated Income Statement Data:
Gross profit:
Dollar Tree	$1,534.7	$1,118.3
Family Dollar	805.8	845.8
Consolidated Gross profit	$2,340.5	$1,964.1

Operating income (loss):
Dollar Tree	$764.2	$400.3
Family Dollar	89.5	211.4
Corporate, support and Other	(122.2)	(91.8)
Consolidated Operating income	731.5	519.9
Interest expense, net	34.0	33.0
Income before income taxes	$697.5	$486.9

	As of
	April 30,	January 29,	May 1,
(in millions)	2022	2022	2021
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$424.8	$424.9	$426.1
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated Goodwill	$1,984.3	$1,984.4	$1,985.6

Total assets:
Dollar Tree	$9,801.9	$9,358.4	$8,963.8
Family Dollar	12,065.9	11,871.8	11,611.0
Corporate, support and Other	504.5	491.6	475.9
Consolidated Total assets	$22,372.3	$21,721.8	$21,050.7

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended
	April 30,		May 1,
(in millions)	2022		2021
Dollar Tree segment net sales by merchandise category:
Consumable	$1,747.2	46.2%	$1,584.3	47.7%
Variety	1,864.4	49.3%	1,627.4	49.0%
Seasonal	170.2	4.5%	109.6	3.3%
Total Dollar Tree segment net sales	$3,781.8	100.0%	$3,321.3	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,435.1	78.1%	$2,373.5	75.2%
Home products	248.1	7.9%	301.0	9.5%
Apparel and accessories	167.4	5.4%	205.2	6.5%
Seasonal and electronics	267.7	8.6%	275.8	8.8%
Total Family Dollar segment net sales	$3,118.3	100.0%	$3,155.5	100.0%

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
•The potential effect of general business or economic conditions on our business, including the effects of inflation, consumer spending levels, and labor shortages and costs in our markets;
•The uncertainty of the impact of the COVID-19 pandemic and public health measures on our business, results of operations, customers and suppliers, including uncertainties surrounding shipping delays and other disruptions in our supply chain or sources of supply;
•The reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China and higher cost domestic goods;
•The expected impact of labor disagreements and potential work disruptions or strikes, including at ports located in California, Oregon, and Washington, on shipping delays and the availability and cost of merchandise;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including U.S. Food and Drug Administration matters);
•Our plans to renovate existing Family Dollar stores and build new stores in the H2 store format, and the performance of that format on our results of operations;
•Our plans and expectations relating to the introduction of additional price points above $1 in our Dollar Tree stores, including the impact on our gross margins;
•Our plans and expectations relating to new store openings and new store concepts such as Dollar Tree Plus and our Combination Store format;
•Our plans and expectations regarding future strategic investments and the uncertainty with respect to the amount, timing and impact of those investments on our business and results of operations; and
•Our expectations regarding higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores, and construction, permitting and inspection delays related to new store openings.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:
•Our profitability is vulnerable to increases in oceanic shipping costs, domestic freight and fuel costs, wage and benefit costs and other operating costs.
•We are experiencing higher costs and disruptions in our distribution network, which have had and could have an adverse impact on our sales, margins and profitability.

•We may stop selling or recall certain products for safety-related or other issues.
•Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of consumer concerns about the quality and safety of our products.
•Inflation or other adverse change or downturn in economic conditions could impact our sales or profitability.
•If the COVID-19 pandemic and associated disruptions worsen or continue longer than expected, there could be a material adverse impact on our business and results of operations.
•Risks associated with our domestic and foreign suppliers could adversely affect our financial performance.
•Our supply chain may be disrupted by changes in United States trade policy with China.
•Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
•Our profitability is affected by the mix of products we sell.
•Pressure from competitors may reduce our sales and profits.
•Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.
•We may not be successful in implementing or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, which may have an adverse impact on our business and financial results.
•We could incur losses due to impairment of long-lived assets, goodwill and intangible assets.
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
•Litigation, arbitration and government proceedings may adversely affect our business, financial condition and/or results of operations.
•Changes in laws and government regulations, or our failure to adequately estimate the impact of such changes, could increase our expenses, expose us to legal risks or otherwise adversely affect us.
•Our substantial indebtedness could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures.
•The terms of the agreements governing our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.
•Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
•Our business or the value of our common stock could be negatively affected as a result of actions by shareholders.
•The price of our common stock is subject to market and other conditions and may be volatile.
•Certain provisions in our Articles of Incorporation and By-Laws could delay or discourage a change of control transaction that may be in a shareholder’s best interest.
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
Overview
We are a leading operator of more than 16,100 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price of $1.25. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At April 30, 2022, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 13 weeks ended April 30, 2022 and May 1, 2021 is as follows:

	13 Weeks Ended
	April 30, 2022			May 1, 2021
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,061	8,016	16,077	7,805	7,880	15,685
New stores	42	70	112	65	41	106
Re-bannered stores	(2)	5	3	—	—	—
Closings	(13)	(17)	(30)	(3)	(16)	(19)
Ending	8,088	8,074	16,162	7,867	7,905	15,772
Relocations	12	21	33	18	18	36

Selling Square Feet (in millions):
Beginning	69.7	59.2	128.9	67.4	57.7	125.1
New stores	0.4	0.6	1.0	0.5	0.4	0.9
Closings	(0.1)	(0.1)	(0.2)	—	(0.1)	(0.1)
Relocations	—	0.1	0.1	—	—	—
Ending	70.0	59.8	129.8	67.9	58.0	125.9
Stores are included as re-banners when they close or open, respectively.
The average size of stores opened during the 13 weeks ended April 30, 2022 was approximately 8,580 selling square feet for the Dollar Tree segment and 8,800 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.

The percentage change in comparable store net sales on a constant currency basis for the 13 weeks ended April 30, 2022, as compared with the preceding year, is as follows:

	13 Weeks Ended April 30, 2022
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	4.4%	(3.6)%	8.4%
Dollar Tree Segment	11.2%	(3.6)%	15.4%
Family Dollar Segment	(2.8)%	(3.7)%	1.0%
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
Dollar Tree Initiatives
In September 2021, we announced our new $1.25 price point initiative and we completed the rollout of this initiative to all Dollar Tree stores during the first quarter of fiscal 2022, increasing the price point on a majority of our $1 merchandise to $1.25. To date, the increase in the price point has more than offset the decline in the number of units sold. We expect to see a greater lift in gross margin in the first half of fiscal 2022 as we sell through our existing inventory. During fiscal 2022, we have begun investing in new products and modifying existing products to provide greater value for our customers and increase customer traffic and store productivity.
We are also continuing to implement our Dollar Tree Plus initiative which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in discretionary categories. As of April 30, 2022, we have approximately 1,470 Dollar Tree Plus stores and we expect to implement the concept in a total of 1,500 stores during fiscal 2022.
After a successful launch of the Instacart platform in the Family Dollar segment, we began testing the online service delivery at Dollar Tree stores in the third quarter of fiscal 2021. As of April 30, 2022, the Instacart platform covers nearly 7,000 Dollar Tree stores. This enables our customers to shop online and receive same-day delivery without having to visit a store.
We believe that our Dollar Tree initiatives have and will continue to positively affect our comparable store net sales and earnings.
Family Dollar Initiatives
We are executing several initiatives in our Family Dollar stores to increase sales. In March 2021, we announced the development of a new combination store format, which we refer to as a Combo Store, that leverages the strengths of the Dollar Tree and Family Dollar brands under one roof to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents. As of April 30, 2022, we operated more than 330 Combo Stores.
We are also continuing to execute our store optimization programs. Our H2 stores have significantly improved merchandise offerings throughout the store, including the addition of Dollar Tree $1.25 merchandise items and establishing a minimum number of freezer and cooler doors. These stores have higher customer traffic and provide a higher average comparable store net sales lift, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of April 30, 2022, we have approximately 3,985 H2 stores.
Based on the success of the Combo Store and H2 store formats, in fiscal 2022, we anticipate adding 400 new or relocated Combo Stores in total and plan to complete 800 renovations into either the Combo Store format or the H2 store format in total.
After a successful pilot program in 2020, we entered into a partnership with Instacart in February 2021, which covers more than 6,000 Family Dollar stores across the United States as of April 30, 2022.
In addition, we added adult beverage to approximately 80 stores in the first quarter of fiscal 2022. We believe the addition of adult beverage to our assortment will drive traffic to our stores.

Additional Considerations
The following trends or uncertainties have already impacted or could impact our business or results of operations during 2022 or in the future:
•Product Availability. We rely heavily on Trans-Pacific shipping to acquire merchandise for our stores, and we are experiencing significant shipping delays as a result of the shipping capacity shortage which has negatively impacted our sales and the availability of product in the stores. We are also experiencing issues with port congestion and pandemic-related port closings and ship diversions, as well as increased costs for available merchandise. These supply chain issues have been exacerbated by the factory shutdowns that began in China in the first quarter of 2022 due to the imposition of lockdowns in certain Chinese localities to address a worsening outbreak of COVID-19. In addition, the union collective bargaining agreement that governs the wages and benefits of a large number of longshoremen at ports in California, Oregon, and Washington is scheduled to expire on July 1, 2022, and if the parties are unable to agree on a new or extended collective bargaining agreement, there could be work stoppages or strikes that result in additional shipping delays and disruptions which could adversely affect the availability of imported merchandise and increase our costs. If these shipping delays and other supply chain issues do not improve, we believe they will continue to have a material adverse impact on product availability and product mix, and on our sales and merchandise margin. We could also experience higher markdowns. Sales could be negatively impacted if imported goods do not arrive in time to stock our stores, including the timely delivery of adequate levels of seasonal and holiday merchandise. If higher cost domestic goods are substituted for delayed imports, our merchandise margin could be adversely impacted. To address delays in shipments, we are prioritizing product categories for shipment in an effort to obtain seasonal assortments in advance of holiday seasons, adding and evaluating the use of long-term and short-term chartered vessels, and adding alternative sources of supply from North American factories.
•Freight Costs. We are experiencing significantly higher international and domestic freight costs as a result of disruptions in the global supply chain. This trend, which accelerated in the second half of fiscal 2021, is likely to continue during fiscal 2022. The combination of increased demand and limited availability of Trans-Pacific shipping capacity has caused spot market prices to increase substantially. We are a large importer of merchandise from Asia and particularly sensitive to freight costs. Due to these trends, in the first half of fiscal 2022, we expect import and domestic freight to present relatively higher cost pressure as compared to the first half of fiscal 2021. In addition, diesel fuel prices are and are expected to remain significantly higher in fiscal 2022 and may increase further because of international tensions. We are working to reduce our freight costs by using chartered vessels, evaluating and securing long-term contracts with our carriers for vessels dedicated in large part to our needs, and adding alternative sources of supply that do not rely on Trans-Pacific shipping.
•Labor Shortage and Wage Increases. We are experiencing a shortage of associates and applicants to fill staffing requirements at our stores and distribution centers due to the current labor shortage affecting businesses. This has adversely affected our stores operations, the operating efficiency of our distribution centers and our ability to transport merchandise from our distribution centers to our stores. The steps we have taken to address the labor shortage include hosting national hiring events, paying sign-on bonuses in our distribution centers, offering enhanced wages in select competitive markets, and paying tuition reimbursement. In 2022, the minimum wage has increased in certain States and localities. In addition, the federal minimum wage may increase depending on the outcome of legislation proposed in Congress. Minimum wage increases in States and localities and wage investments in certain markets are expected to increase our costs by more than $195.0 million in 2022.
•Build-out and Construction Costs and Delays. We have experienced higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores. In addition, we have experienced delays in new store openings due to inspection, permitting and contractor delays. We anticipate these increased costs and delays may continue for the foreseeable future.
•Impact of COVID-19. The future course of the COVID-19 pandemic, the timing and impact of any governmental responses to future outbreaks and the effectiveness of health measures such as vaccines remains uncertain. As a result, it is challenging for us to predict the future impact of COVID-19 on our business, financial results, customers, suppliers and the broader economies in the locations that we operate as well as the future impact on our supply chain and the global supply chain.
•West Memphis Distribution Center. On February 11, 2022, the Food and Drug Administration issued Form 483 observations primarily regarding rodent infestation at our West Memphis, Arkansas distribution center (“DC 202”), as well as other items that require remediation. During the first quarter of fiscal 2022, we incurred costs totaling $0.13 per diluted share related to the product recall, remediation efforts and asset impairment. In the second quarter of fiscal 2022, we announced plans to close DC 202 and we expect to incur an estimated $0.22 per diluted share for lost sales, freight, merchandise disposal, payroll and legal costs associated with the remediation and closure of the facility.

•Strategic Investments. Building on our current initiatives, we are currently developing plans to make additional multi-year strategic investments across both banners to further position the company for long-term sustained growth. We anticipate that that these investments will relate to four key areas of our business: our associates, our distribution center network and supply chain, our product pricing and value proposition, and our technology infrastructure. Within these areas, the focus of these investments is expected to be on associate wages, improved store execution, enhanced safety and working conditions, increased supply chain efficiencies, competitive pricing at Family Dollar, and enhancements to our systems infrastructure. However, our plans have not been finalized at this time, and there is uncertainty regarding the amount and timing of these investments and the impact of such investments on our future business and results of operations.
Results of Operations
Our results of operations and period-over-period changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate and operating income margin are calculated by dividing the applicable amount by total revenue.
Net Sales

	13 Weeks Ended
	April 30,	May 1,	Percentage Change
(dollars in millions)	2022	2021
Net sales	$6,900.1	$6,476.8	6.5%
Comparable store net sales change, on a constant currency basis	4.4%	0.8%
The increase in net sales in the 13 weeks ended April 30, 2022 was a result of sales of $185.5 million at new stores, and a comparable store net sales increase in the Dollar Tree segment, partially offset by a comparable store net sales decrease in the Family Dollar segment.
Enterprise comparable store net sales increased 4.4% on a constant currency basis in the 13 weeks ended April 30, 2022, as a result of an 8.4% increase in average ticket, partially offset by a 3.6% decrease in customer traffic. Comparable store net sales increased the same 4.4% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 11.2% in the Dollar Tree segment and decreased 2.8% in the Family Dollar segment.
Gross Profit

	13 Weeks Ended
	April 30,	May 1,	Percentage Change
(dollars in millions)	2022	2021
Gross profit	$2,340.5	$1,964.1	19.2%
Gross profit margin	33.9%	30.3%	3.6%
The increase in gross profit margin in the 13 weeks ended April 30, 2022 was a result of the net of the following:
•Merchandise cost, including freight, decreased 365 basis points resulting primarily from higher initial mark-on on both segments and increased sales of higher margin discretionary merchandise on the Dollar Tree segment, partially offset by higher freight costs and increased sales of lower margin consumable merchandise on the Family Dollar segment.
•Distribution costs decreased 35 basis points due to leverage from the comparable store net sales increase on the Dollar Tree segment and higher capitalized amounts due to increases in inventory levels on both segments, partially offset by higher hourly wages.
•Occupancy costs decreased 15 basis points due to leverage from the comparable store net sales increase.
•Shrink costs increased 10 basis points in the current year quarter resulting from more favorable inventory results in relation to accruals in the prior year quarter.
•Markdown costs increased 45 basis points due to higher clearance markdowns resulting from a move to a higher value assortment at the $1.25 price point on the Dollar Tree segment and as a result of shipping delays of seasonal merchandise and slow moving inventory items on the Family Dollar segment.

Selling, General and Administrative Expenses

	13 Weeks Ended
	April 30,	May 1,	Percentage Change
(dollars in millions)	2022	2021
Selling, general and administrative expenses	$1,611.5	$1,447.1	11.4%
Selling, general and administrative expense rate	23.3%	22.3%	1.0%
The increase in the selling, general and administrative expense rate in the 13 weeks ended April 30, 2022 was the result of the following:
•Other selling, general and administrative expenses increased 70 basis points primarily due to long-lived asset impairments at the Family Dollar West Memphis, Arkansas distribution center, higher legal fees, including costs related to the reconstitution of the Board of Directors, and higher store supplies expense.
•Store facility costs increased 15 basis points primarily due to costs associated with the removal of product from certain Family Dollar stores in connection with the voluntary retail-level product recall.
•Payroll expenses increased 10 basis points primarily due to minimum wage increases and other investments in store payroll and higher incentive compensation expenses, offset partially by leverage from the comparable store net sales increase.
•Depreciation and amortization expense increased 5 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase.
Operating Income

	13 Weeks Ended
	April 30,	May 1,	Percentage Change
(dollars in millions)	2022	2021
Operating income	$731.5	$519.9	40.7%
Operating income margin	10.6%	8.0%	2.6%
Operating income margin increased to 10.6% for the 13 weeks ended April 30, 2022 compared to 8.0% for the same period last year resulting from the increase in gross profit margin, partially offset by the increase in the selling, general and administrative expense rate, as described above.
Interest Expense, Net

	13 Weeks Ended
	April 30,	May 1,	Percentage Change
(dollars in millions)	2022	2021
Interest expense, net	$34.0	$33.0	3.0%
Interest expense, net increased $1.0 million in the 13 weeks ended April 30, 2022 compared to the same period last year.
Provision for Income Taxes

	13 Weeks Ended
	April 30,	May 1,	Percentage Change
(dollars in millions)	2022	2021
Provision for income taxes	$161.1	$112.4	43.3%
Effective tax rate	23.1%	23.1%	—%

The effective tax rate was 23.1% for both the 13 weeks ended April 30, 2022 and the comparable prior year period. Higher state tax rates and lower Work Opportunity Tax credits as a percentage of pre-tax income in the current year quarter were offset by higher tax deductions related to restricted stock vesting.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
	April 30,	May 1,	Percentage Change
(dollars in millions)	2022	2021
Net sales	$3,781.8	$3,321.3	13.9%
Gross profit	1,534.7	1,118.3	37.2%
Gross profit margin	40.6%	33.7%	6.9%
Operating income	$764.2	$400.3	90.9%
Operating income margin	20.2%	12.1%	8.1%
Net sales for the Dollar Tree segment increased $460.5 million, or 13.9%, for the 13 weeks ended April 30, 2022 compared to the same period last year. The increase was due to an increase in comparable store net sales of 11.2% and $111.1 million of new store sales. Average ticket increased 15.4% and customer traffic decreased 3.6%. During the 13 weeks ended April 30, 2022, we completed the rollout of our $1.25 price point initiative which increased the selling price of the majority of our $1 merchandise to $1.25. The increase in price point more than offset the decline in the number of units sold during the quarter.
    Gross profit margin for the Dollar Tree segment increased to 40.6% for the 13 weeks ended April 30, 2022 compared to 33.7% for the same period last year as a result of the net of the following:
•Merchandise cost, including freight, decreased 590 basis points primarily due to higher initial mark-on and increased sales of higher margin discretionary merchandise, partially offset by higher freight costs.
•Occupancy costs decreased 80 basis points primarily due to leverage from the comparable store net sales increase.
•Distribution costs decreased 50 basis points due to leverage from the comparable store net sales increase and higher capitalized balances resulting from increases in inventory levels in the current quarter, partially offset by higher hourly wages.
•Markdown costs increased 30 basis points resulting primarily from markdowns for clearance items as we move to a higher value assortment at the $1.25 price point.
Operating income margin for the Dollar Tree segment increased to 20.2% for the 13 weeks ended April 30, 2022 from 12.1% for the same period last year as a result of the gross profit margin increase noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 20.4% in the 13 weeks ended April 30, 2022 compared to 21.6% for the same period last year as a result of the net of the following:
•Payroll expenses decreased 100 basis points primarily due to leverage from the comparable store net sales increase, partially offset by minimum wage increases and other investments in store payroll as well as higher incentive compensation expenses.
•Store facility costs decreased 25 basis points primarily due to leverage from the comparable store net sales increase.
•Depreciation and amortization expense decreased 10 basis points primarily due to leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased 10 basis points primarily due to higher store supplies expense in connection with the $1.25 price point initiative as well as higher costs for supplies.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended
	April 30,	May 1,	Percentage Change
(dollars in millions)	2022	2021
Net sales	$3,118.3	$3,155.5	(1.2)%
Gross profit	805.8	845.8	(4.7)%
Gross profit margin	25.8%	26.8%	(1.0)%
Operating income	$89.5	$211.4	(57.7)%
Operating income margin	2.9%	6.7%	(3.8)%
Net sales for the Family Dollar segment decreased $37.2 million, or 1.2%, for the 13 weeks ended April 30, 2022 compared to the same period last year. The decrease was due to a comparable store net sales decrease of 2.8%, partially offset by $74.4 million of new store sales. For the 13 weeks ended April 30, 2022, average ticket increased 1.0% and customer traffic declined 3.7%. Customers received significant government stimulus dollars in the prior year quarter. In addition, during the 13 weeks ended April 30, 2022, approximately 400 stores serviced by the West Memphis, Arkansas distribution center were temporarily closed in connection with the voluntary retail-level product recall. The Family Dollar comparable store net sales decrease was 0.8% when excluding the effect of the store closures.
Gross profit margin for the Family Dollar segment decreased to 25.8% for the 13 weeks ended April 30, 2022 compared to 26.8% for the same period last year. The decrease is due to the net of the following:
•Markdown costs increased 75 basis points primarily due to higher clearance markdowns related to the shipping delays in seasonal merchandise and slow moving inventory items.
•Occupancy costs increased 45 basis points primarily due to loss of leverage from the comparable store net sales decrease and higher real estate tax expenses.
•Shrink expense increased 25 basis points in the current year quarter resulting from more favorable inventory results in relation to accruals in the prior year quarter.
•Distribution costs decreased 15 basis points due to higher capitalized balances resulting from increases in inventory levels in the current quarter, partially offset by higher hourly wages.
•Merchandise cost, including freight, decreased 35 basis points primarily due to higher initial mark-on, partially offset by higher freight costs and higher sales of lower margin consumable merchandise.
Operating income margin for the Family Dollar segment decreased to 2.9% for the 13 weeks ended April 30, 2022 from 6.7% for the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 23.0% in the 13 weeks ended April 30, 2022 compared to 20.2% for the same period last year. The current quarter increase in the selling, general and administrative expense rate was due to the following:
•Payroll expenses increased 90 basis points primarily due to minimum wage increases and other investments in store payroll as well as loss of leverage from the decrease in comparable store net sales.
•Other selling, general and administrative expenses increased 85 basis points primarily due to long-lived asset impairments at the West Memphis, Arkansas distribution center, loss of leverage from the decrease in comparable store net sales, higher store supplies expense related to store projects as well as higher cost of supplies, and higher legal fees.
•Store facility costs increased 65 basis points primarily due to costs associated with the removal of product from certain stores in connection with the voluntary retail-level product recall and loss of leverage from the decrease in comparable store net sales.
•Depreciation and amortization expense increased 40 basis points primarily due to loss of leverage from the decrease in comparable store net sales and capital expenditures related to store renovations and improvements.

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
The following table compares cash flow-related information for the 13 weeks ended April 30, 2022 and May 1, 2021:

	13 Weeks Ended
	April 30,	May 1,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$538.5	$556.2
Investing activities	(256.3)	(222.8)
Financing activities	(49.1)	(276.6)
Net cash provided by operating activities decreased $17.7 million primarily due to higher inventory levels and decreased trade payables, partially offset by higher current year earnings, net of non-cash items and higher accrued liability balances.
Net cash used in investing activities increased $33.5 million primarily due to higher capital expenditures in the current year quarter.
Net cash used in financing activities decreased $227.5 million primarily due to $14.2 million of cash paid for stock repurchases in the current year quarter compared to $241.3 million in the prior year quarter.
At April 30, 2022, our long-term borrowings were $3.45 billion and we had $1.5 billion available under our Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $45.9 million. We also have $425.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $330.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of April 30, 2022.
We repurchased 89,779 shares of common stock on the open market for $14.2 million during the 13 weeks ended April 30, 2022. We repurchased 2,150,572 shares of common stock on the open market for $250.0 million during the 13 weeks ended May 1, 2021. Of the shares repurchased during the 13 weeks ended May 1, 2021, approximately $8.7 million had not settled as of May 1, 2021 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of May 1, 2021. At April 30, 2022, we had $2.5 billion remaining under Board repurchase authorization.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at SOFR, reset periodically, plus 0.10%, plus 0.875% to 1.50% as determined by our credit ratings and leverage ratio. At April 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state proceedings and responding to the regulatory matters described in Note 2 to our unaudited condensed consolidated financial statements. These include several proposed class action complaints that have been filed against, as well as regulatory requests issued to, Family Dollar related to issues associated with our West Memphis, Arkansas distribution center as well as Talc litigation.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2022 or in the future as disclosed in the “Additional Considerations” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the first quarter of 2022:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 30, 2022 - February 26, 2022	—	$—	—	$2,500.0
February 27, 2022 - April 2, 2022	—	—	—	2,500.0
April 3, 2022 - April 30, 2022	89,779	157.74	89,779	2,485.8
Total	89,779	$157.74	89,779	$2,485.8
As of April 30, 2022, we had $2.5 billion remaining under Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.
Item 6. Exhibits.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.2		Amended and Restated By-Laws of Dollar Tree, Inc., effective April 5, 2022	8-K	3.1	4/6/2022
10.1	*	Executive Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc. (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	8-K	10.1	3/21/2022
10.2	*	Nonstatutory Stock Option Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc.	8-K	10.2	3/21/2022
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended April 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
						X
104		The cover page from our Form 10-Q for the fiscal quarter ended April 30, 2022, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	May 26, 2022	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)