Form 10-Q
period 2022-07-30
DOLLAR TREE, INC.
filed 2022-08-25
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
As of August 23, 2022, there were 223,936,965 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$6,765.3	$6,340.2	$13,665.4	$12,817.0
Other revenue	3.2	3.0	5.7	5.9
Total revenue	6,768.5	6,343.2	13,671.1	12,822.9
Cost of sales	4,640.9	4,479.2	9,200.5	8,991.9
Selling, general and administrative expenses	1,622.2	1,461.8	3,233.7	2,908.9
Operating income	505.4	402.2	1,236.9	922.1
Interest expense, net	30.6	33.0	64.6	66.0
Other expense, net	0.1	—	0.1	—
Income before income taxes	474.7	369.2	1,172.2	856.1
Provision for income taxes	114.8	86.8	275.9	199.2
Net income	$359.9	$282.4	$896.3	$656.9
Basic net income per share	$1.61	$1.24	$3.99	$2.84
Diluted net income per share	$1.60	$1.23	$3.97	$2.83
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2022	2021	2022	2021
Net income	$359.9	$282.4	$896.3	$656.9

Foreign currency translation adjustments	(1.0)	(1.8)	(1.1)	3.2

Total comprehensive income	$358.9	$280.6	$895.2	$660.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$688.9	$984.9	$720.8
Merchandise inventories	5,422.2	4,367.3	3,667.7
Other current assets	266.2	257.0	259.6
Total current assets	6,377.3	5,609.2	4,648.1
Property, plant and equipment, net of accumulated depreciation of $5,688.9, $5,363.8 and $5,058.6, respectively	4,652.9	4,477.3	4,250.2
Restricted cash	53.5	53.4	46.9
Operating lease right-of-use assets	6,433.6	6,425.3	6,341.2
Goodwill	1,984.3	1,984.4	1,985.1
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	17.7	20.3	23.9
Other assets	57.0	51.9	49.8
Total assets	$22,676.3	$21,721.8	$20,445.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,428.3	$1,407.8	$1,368.6
Accounts payable	2,011.3	1,884.2	1,559.6
Income taxes payable	27.4	82.6	11.7
Other current liabilities	913.5	802.0	782.8
Total current liabilities	4,380.5	4,176.6	3,722.7
Long-term debt, net	3,419.3	3,417.0	3,229.5
Operating lease liabilities, long-term	5,139.5	5,145.5	5,078.7
Deferred income taxes, net	1,063.6	987.2	1,030.9
Income taxes payable, long-term	20.7	20.9	24.0
Other liabilities	256.2	256.1	347.7
Total liabilities	14,279.8	14,003.3	13,433.5
Commitments and contingencies (Note 2)
Shareholders’ equity	8,396.5	7,718.5	7,011.7
Total liabilities and shareholders’ equity	$22,676.3	$21,721.8	$20,445.2

Common shares outstanding	223.9	225.1	224.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended July 30, 2022
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at April 30, 2022	225.5	$2.2	$1,230.6	$(35.3)	$7,044.0	$8,241.5
Net income	—	—	—	—	359.9	359.9
Total other comprehensive loss	—	—	—	(1.0)	—	(1.0)
Issuance of stock under Employee Stock Purchase Plan	—	—	1.9	—	—	1.9
Stock-based compensation, net	0.1	—	30.0	—	—	30.0
Repurchase of stock	(1.7)	—	(235.8)	—	—	(235.8)
Balance at July 30, 2022	223.9	$2.2	$1,026.7	$(36.3)	$7,403.9	$8,396.5

	26 Weeks Ended July 30, 2022
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 29, 2022	225.1	$2.2	$1,243.9	$(35.2)	$6,507.6	$7,718.5
Net income	—	—	—	—	896.3	896.3
Total other comprehensive loss	—	—	—	(1.1)	—	(1.1)
Issuance of stock under Employee Stock Purchase Plan	—	—	4.8	—	—	4.8
Stock-based compensation, net	0.6	—	28.0	—	—	28.0
Repurchase of stock	(1.8)	—	(250.0)	—	—	(250.0)
Balance at July 30, 2022	223.9	$2.2	$1,026.7	$(36.3)	$7,403.9	$8,396.5
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 30,	July 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$896.3	$656.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382.4	348.8
Provision for deferred income taxes	78.8	17.3
Stock-based compensation expense	66.1	49.6
Amortization of debt discount and debt-issuance costs	2.3	3.3
Other non-cash adjustments to net income	18.8	6.0
Changes in operating assets and liabilities	(924.1)	(345.8)
Net cash provided by operating activities	520.6	736.1
Cash flows from investing activities:
Capital expenditures	(529.6)	(454.0)
Proceeds from governmental grant	—	2.3
Proceeds from (payments for) fixed asset disposition	(3.8)	0.2
Net cash used in investing activities	(533.4)	(451.5)
Cash flows from financing activities:
Proceeds from stock issued pursuant to stock-based compensation plans	4.8	6.6
Cash paid for taxes on exercises/vesting of stock-based compensation	(38.1)	(39.9)
Payments for repurchase of stock	(250.0)	(947.5)
Net cash used in financing activities	(283.3)	(980.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	0.3
Net decrease in cash, cash equivalents and restricted cash	(295.9)	(695.9)
Cash, cash equivalents and restricted cash at beginning of period	1,038.3	1,463.6
Cash, cash equivalents and restricted cash at end of period	$742.4	$767.7
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$64.3	$65.1
Income taxes	$253.2	$285.8
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$726.1	$700.2
Accrued capital expenditures	$96.1	$61.2
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended January 29, 2022. The results of operations for the 13 and 26 weeks ended July 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2023.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of July 30, 2022 and July 31, 2021 and the results of our operations and cash flows for the periods presented. The January 29, 2022 balance sheet information was derived from the audited consolidated financial statements as of that date.
Note 2 - Contingencies
We are defendants in legal proceedings including the class, collective, representative and large cases described below as well as individual claims in arbitration. We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which they are reserved or resolved.
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
From time to time, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) has found violations of OSHA regulations at Dollar Tree stores and Family Dollar stores and assessed penalties relating to the violations. For those periods in which this occurs, pending resolution of the matters, we record the associated estimated liabilities in the financial statements.
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
Five personal injury lawsuits are pending against Dollar Tree and two against Family Dollar alleging that certain talc products that were sold in the past caused cancer, one of which is set for trial this year. Although we have been able to resolve previous talc lawsuits against us without material loss to the company, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to carry out their obligations.
Family Dollar Active Matters
On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at our West Memphis, Arkansas distribution center (“DC 202”) and the related sale and distribution of adulterated product, as well as other processes and procedures that require remediation. In connection therewith, we initiated a voluntary retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the “Recall”), temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, permanently ceased the shipment of FDA-regulated products from DC 202, and initiated corrective actions. We are taking this matter extremely seriously and are responding to all observations made in the Form 483. The circumstances leading to the Recall (and/or the Recall itself) may have other negative impacts, which could include reputational damage, lost sales, further or additional governmental investigations and/or enforcement actions, and/or private litigation (see below), which could have a material adverse effect, individually or collectively, on our business, results of operations and/or financial condition.
Since February 22, 2022, we have received 14 putative class action complaints primarily related to issues associated with DC 202 described above. The lawsuits are proceeding in federal court in Tennessee using the federal court’s multidistrict litigation process. A consolidated complaint seeking class action status was filed August 12, 2022 alleging violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, negligence, misrepresentation, deception and unjust enrichment related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of, money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief.
On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation, compliance with law, and the issues described above. We are cooperating with the subpoena and the related investigation; however, no assurance can be given as to the timing or outcome of this matter.
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
Please see the Dollar Tree Active Matters section above for descriptions of OSHA proceedings, PAGA lawsuits and two talc lawsuits against Family Dollar.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 or 26 weeks ended July 30, 2022 or July 31, 2021.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	July 30, 2022		January 29, 2022		July 31, 2021
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,244.0	$3,425.0	$3,558.5	$3,423.4	$3,590.5	$3,233.5
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The carrying value of our Revolving Credit Facility approximates its fair value because the interest rates vary with market interest rates.
Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in millions, except per share data)	2022	2021	2022	2021
Basic net income per share:
Net income	$359.9	$282.4	$896.3	$656.9
Weighted average number of shares outstanding	224.2	228.6	224.7	230.9
Basic net income per share	$1.61	$1.24	$3.99	$2.84
Diluted net income per share:
Net income	$359.9	$282.4	$896.3	$656.9
Weighted average number of shares outstanding	224.2	228.6	224.7	230.9
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.8	0.9	1.0	1.1
Weighted average number of shares and dilutive potential shares outstanding	225.0	229.5	225.7	232.0
Diluted net income per share	$1.60	$1.23	$3.97	$2.83
Stock options and other stock-based awards of 2.3 million shares and 2.8 million shares were excluded from the calculation of diluted net income per share for the 13 and 26 weeks ended July 30, 2022, respectively, because their inclusion would be anti-dilutive. Stock options and other stock-based awards of less than 0.1 million shares and 0.8 million shares were excluded from the calculation of diluted net income per share for the 13 and 26 weeks ended July 31, 2021, respectively, because their inclusion would be anti-dilutive.
Note 5 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 10 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended January 29, 2022. Stock-based compensation expense was $66.1 million and $49.6 million during the 26 weeks ended July 30, 2022 and July 31, 2021, respectively.

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
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of July 30, 2022 and changes during the 26 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	1,096,066	$94.16
Granted	420,474	159.37
Vested	(519,453)	93.21
Forfeited	(92,044)	116.85
Nonvested at July 30, 2022	905,043	$122.69
PSUs
The following table summarizes the status of PSUs as of July 30, 2022 and changes during the 26 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	584,972	$91.86
Granted	206,044	159.27
Vested	(303,026)	90.86
Forfeited	(209,824)	120.78
Nonvested at July 30, 2022	278,166	$118.93
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

The following table summarizes information about options outstanding at July 30, 2022 and changes during the 26 weeks then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 29, 2022	24,541	$90.38
Granted	2,252,587	157.17
Exercised	(370)	76.97
Outstanding at July 30, 2022	2,276,758	$156.46	9.6	$20.3
Exercisable at July 30, 2022	24,171	$90.59	4.3	$1.8
Note 6 - Shareholders’ Equity
We repurchased 1,664,717 and 1,754,496 shares of common stock on the open market for $235.8 million and $250.0 million during the 13 and 26 weeks ended July 30, 2022, respectively. We repurchased 7,006,326 and 9,156,898 shares of common stock on the open market for $700.0 million and $950.0 million during the 13 and 26 weeks ended July 31, 2021, respectively. Of the shares repurchased during the 26 weeks ended July 31, 2021, approximately $2.5 million had not settled as of July 31, 2021. This amount was accrued and is reflected in Other current liabilities within the accompanying unaudited condensed consolidated balance sheet as of July 31, 2021. At July 30, 2022, we had $2.25 billion remaining under Board repurchase authorization.
Note 7 - Segments and Disaggregated Revenue
We operate a chain of more than 16,200 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2022	2021	2022	2021
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,571.1	$3,264.3	$7,352.9	$6,585.6
Family Dollar	3,194.2	3,075.9	6,312.5	6,231.4
Consolidated Net sales	$6,765.3	$6,340.2	$13,665.4	$12,817.0

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in millions)	2022	2021	2022	2021
Condensed Consolidated Income Statement Data:
Gross profit:
Dollar Tree	$1,334.9	$1,057.7	$2,869.6	$2,176.0
Family Dollar	789.5	803.3	1,595.3	1,649.1
Consolidated Gross profit	$2,124.4	$1,861.0	$4,464.9	$3,825.1

Operating income (loss):
Dollar Tree	$550.8	$328.4	$1,315.0	$728.7
Family Dollar	55.0	156.3	144.5	367.7
Corporate, support and Other	(100.4)	(82.5)	(222.6)	(174.3)
Consolidated Operating income	505.4	402.2	1,236.9	922.1
Interest expense, net	30.6	33.0	64.6	66.0
Other expense, net	0.1	—	0.1	—
Income before income taxes	$474.7	$369.2	$1,172.2	$856.1

	As of
	July 30,	January 29,	July 31,
(in millions)	2022	2022	2021
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$424.8	$424.9	$425.6
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated Goodwill	$1,984.3	$1,984.4	$1,985.1

Total assets:
Dollar Tree	$9,783.8	$9,358.4	$8,252.1
Family Dollar	12,359.1	11,871.8	11,700.2
Corporate, support and Other	533.4	491.6	492.9
Consolidated Total assets	$22,676.3	$21,721.8	$20,445.2

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				26 Weeks Ended
	July 30,		July 31,		July 30,		July 31,
(in millions)	2022		2021		2022		2021
Dollar Tree segment net sales by merchandise category:
Consumable	$1,671.9	46.8%	$1,524.1	46.7%	$3,419.1	46.5%	$3,108.4	47.2%
Variety	1,892.9	53.0%	1,737.8	53.2%	3,757.3	51.1%	3,365.2	51.1%
Seasonal	6.3	0.2%	2.4	0.1%	176.5	2.4%	112.0	1.7%
Total Dollar Tree segment net sales	$3,571.1	100.0%	$3,264.3	100.0%	$7,352.9	100.0%	$6,585.6	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,467.0	77.3%	$2,332.4	75.8%	$4,902.1	77.7%	$4,705.9	75.5%
Home products	234.1	7.3%	247.3	8.0%	482.2	7.6%	548.3	8.8%
Apparel and accessories	191.9	6.0%	208.9	6.8%	359.3	5.7%	414.1	6.7%
Seasonal and electronics	301.2	9.4%	287.3	9.4%	568.9	9.0%	563.1	9.0%
Total Family Dollar segment net sales	$3,194.2	100.0%	$3,075.9	100.0%	$6,312.5	100.0%	$6,231.4	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•Our expectations regarding the impact of continued supply chain challenges on our product availability, product mix, sales and merchandise margin, including uncertainties associated with delays in receiving imported merchandise from Asia and the potential increase in our costs if inventory levels exceed the storage capacity of our distribution centers;
•Our expectations regarding higher oceanic shipping and domestic freight and fuel costs;
•Our expectations regarding increased expenses for higher wages and bonuses paid to associates, including increases in the minimum wage by States and localities and potential federal legislation increasing the minimum wage;
•Our expectations regarding the effect of general business or economic conditions on our business and results of operations, including the effects of inflation and labor shortages in our markets;
•The uncertainty of the impact of the COVID-19 pandemic and public health measures on our business, results of operations, customers and suppliers, including any future impact on our supply chain or sources of supply;
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
•Our plans and expectations relating to new store openings and new store concepts such as Dollar Tree Plus and our Combo Store format;
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
Overview
We are a leading operator of more than 16,200 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price of $1.25. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At July 30, 2022, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 26 weeks ended July 30, 2022 and July 31, 2021 is as follows:

	26 Weeks Ended
	July 30, 2022			July 31, 2021
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,061	8,016	16,077	7,805	7,880	15,685
New stores	74	165	239	152	85	237
Re-bannered stores	(5)	7	2	—	(1)	(1)
Closings	(27)	(60)	(87)	(23)	(33)	(56)
Ending	8,103	8,128	16,231	7,934	7,931	15,865
Relocations	17	45	62	29	37	66

Selling Square Feet (in millions):
Beginning	69.7	59.2	128.9	67.4	57.7	125.1
New stores	0.6	1.5	2.1	1.3	0.7	2.0
Re-bannered stores	—	0.1	0.1	—	—	—
Closings	(0.2)	(0.4)	(0.6)	(0.2)	(0.2)	(0.4)
Relocations	0.1	0.1	0.2	—	0.1	0.1
Ending	70.2	60.5	130.7	68.5	58.3	126.8
Stores are included as re-banners when they close or open, respectively.
The average size of stores opened during the 26 weeks ended July 30, 2022 was approximately 8,540 selling square feet for the Dollar Tree segment and 8,920 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.

The percentage change in comparable store net sales on a constant currency basis for the 13 and 26 weeks ended July 30, 2022, as compared with the preceding year, is as follows:

	13 Weeks Ended July 30, 2022			26 Weeks Ended July 30, 2022
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	4.9%	(4.0)%	9.2%	4.7%	(3.8)%	8.8%
Dollar Tree Segment	7.5%	(5.8)%	14.2%	9.4%	(4.7)%	14.8%
Family Dollar Segment	2.0%	(1.2)%	3.3%	(0.4)%	(2.4)%	2.1%
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
Dollar Tree Initiatives
In September 2021, we announced our new $1.25 price point initiative and we completed the rollout of this initiative to all Dollar Tree stores during the first quarter of fiscal 2022, increasing the price point on a majority of our $1 merchandise to $1.25. To date, the increase in the price point has more than offset the decline in the number of units sold. As expected, we saw a lift in gross margin in the first half of fiscal 2022 as we sold through our existing inventory. During fiscal 2022, we have begun investing in new products and modifying existing products to provide greater value for our customers and increase customer traffic and store productivity. While we expect our gross margin to be higher in the second half of fiscal 2022 compared with the second half of fiscal 2021, because of the investments in new products, we do not expect the increase to be as high as it was in the first half of fiscal 2022.
We are also continuing to implement our Dollar Tree Plus initiative which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in discretionary categories. As of July 30, 2022, we have approximately 2,170 Dollar Tree Plus stores and we expect to implement the concept in a total of 1,500 stores during fiscal 2022.
After a successful launch of the Instacart platform in the Family Dollar segment, we began testing the online delivery service at Dollar Tree stores in the third quarter of fiscal 2021. As of July 30, 2022, the Instacart platform covers nearly 7,000 Dollar Tree stores. This enables our customers to shop online and receive same-day delivery without having to visit a store.
We believe that our Dollar Tree initiatives have and will continue to positively affect our comparable store net sales and earnings.
Family Dollar Initiatives
We are executing several initiatives in our Family Dollar stores to increase sales. In March 2021, we announced the development of a new combination store format, which we refer to as a Combo Store, that leverages the strengths of the Dollar Tree and Family Dollar brands under one roof to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents. As of July 30, 2022, we operated more than 540 Combo Stores.
We are also continuing to execute our store optimization programs. Our H2 stores have significantly improved merchandise offerings throughout the store, including the addition of Dollar Tree $1.25 merchandise items and establishing a minimum number of freezer and cooler doors. These stores have higher customer traffic and provide a higher average comparable store net sales lift, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of July 30, 2022, we have approximately 4,095 H2 stores.
Based on the success of the Combo Store and H2 store formats, in fiscal 2022, we anticipate adding 400 new or relocated Combo Stores in total and completing a total of 700 renovations into either the Combo Store format or the H2 store format.
After a successful pilot program in 2020, we entered into a partnership with Instacart in February 2021, which covers more than 6,000 Family Dollar stores across the United States as of July 30, 2022.
In addition, we added adult beverage to approximately 270 stores in the first half of fiscal 2022. We believe the addition of adult beverage to our assortment will drive traffic to our stores.

Additional Considerations
The following trends or uncertainties have already impacted or could impact our business or results of operations during 2022 or in the future:
•Anticipated Pressures on Margins. Our financial performance is impacted by numerous factors, including changes in consumer spending behavior and increased costs due to inflation. We are currently experiencing a material shift in consumer purchasing from higher-margin discretionary merchandise to lower-margin consumable goods which has negatively impacted our product mix and margins. We also are experiencing inflationary price pressures relating to, among other things, merchandise costs, freight costs, wages, utility costs, and repair and maintenance expenses. In addition, we have begun making our planned competitive pricing investments at Family Dollar to improve its value proposition and drive store traffic and productivity. We expect that the consumer’s shift to lower-margin consumable goods and any inflation-related cost increases, coupled with our planned investments in product pricing and our value proposition, will pressure gross margins in the second half of fiscal 2022.
•Supply Chain and Inventory. We rely heavily on Trans-Pacific shipping and domestic trucking and rail freight to acquire and distribute merchandise to our distribution centers and retail stores. Significant disruptions in our supply chain, such as the shipping delays resulting from the COVID-19 pandemic, have negatively impacted our sales and the cost and availability of product in the stores. Although we may continue to experience oceanic shipping delays in the future as a result of shipping capacity shortages, port congestion or closings, and the imposition of lockdowns in certain Chinese localities to address COVID-19 outbreaks, our ability to ship products from overseas on a timely basis has improved in recent months. This improvement has led to an increase in inventory that is in route to or being held in our distribution centers. To the extent that increased inventory levels exceed the storage capacity of our distribution centers, we will need to arrange for temporary offsite warehouse storage facilities and we may incur detention costs and incremental drayage costs, which will increase our cost of goods sold. In addition, the union collective bargaining agreement that governs the wages and benefits of a large number of longshoremen at ports in California, Oregon, and Washington expired on July 1, 2022. If the parties are unable to agree on a new or extended collective bargaining agreement, there could be work slowdowns or strikes that result in additional delays and disruptions in our supply chain which could adversely affect the availability of merchandise and increase our costs. We could also experience higher markdowns as a result of these supply chain challenges. Sales could be negatively impacted if we are not able to deliver inventory timely to stock our stores.
•Freight Costs. We are experiencing significantly higher international and domestic freight costs as a result of disruptions in the global supply chain. This trend, which accelerated in the second half of fiscal 2021, has continued during fiscal 2022. The combination of increased demand and limited availability of Trans-Pacific shipping capacity caused spot market prices to increase substantially. Although Trans-Pacific shipping continues to be pressured, spot market prices have moderated recently as availability of containers and shipping capacity has improved. Domestically, diesel fuel prices are and are expected to remain significantly higher in fiscal 2022 and may increase further because of international tensions. We are a large importer of merchandise from Asia and rely heavily on domestic freight to transport goods to our distribution centers and stores, which makes us particularly sensitive to freight costs. Due to these trends, in the first half of fiscal 2022, import and domestic freight costs were higher compared to the first half of fiscal 2021.
•Labor Shortage and Wage Increases. We are experiencing a shortage of associates and applicants to fill staffing requirements at our stores and distribution centers due to the current labor shortage affecting businesses. This has adversely affected our stores operations, the operating efficiency of our distribution centers and our ability to transport merchandise from our distribution centers to our stores. The steps we have taken to address the labor shortage include hosting national hiring events, paying sign-on bonuses in our distribution centers, offering enhanced wages in select competitive markets, and paying tuition reimbursement. In 2022, the minimum wage has increased in certain States and localities, and proposals to increase the federal minimum wage have been introduced in Congress. Minimum wage increases in States and localities and wage investments in certain markets are expected to increase our costs by more than $195.0 million in 2022.
•Build-out and Construction Costs and Delays. We have experienced higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores. In addition, we have experienced delays in new store openings due to inspection, permitting and contractor delays. We anticipate these increased costs and delays may continue for the foreseeable future. Sales will be negatively impacted if we are not able to complete these projects on time.
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

•West Memphis Distribution Center. On February 11, 2022, the Food and Drug Administration issued Form 483 observations primarily regarding rodent infestation at our West Memphis, Arkansas distribution center (“DC 202”), as well as other items that require remediation. During the first half of fiscal 2022, we incurred costs related to the product recall, remediation efforts and asset impairment. We expect to incur additional costs in the second half of fiscal 2022 for freight, merchandise disposal, payroll and legal costs associated with the remediation.
•Strategic Investments. Building on our current initiatives, we are currently developing plans to make additional multi-year strategic investments across both banners to further position the company for long-term sustained growth. We anticipate that these investments will relate to four key areas of our business: our associates, our distribution center network and supply chain, our product pricing and value proposition, and our technology infrastructure. Within these areas, the focus of these investments is expected to be on associate wages, improved store execution, enhanced safety and working conditions, increased supply chain efficiencies, competitive pricing at Family Dollar, and enhancements to our systems infrastructure. However, our plans have not been finalized at this time, and there is uncertainty regarding the amount and timing of these investments and the impact of such investments on our future business and results of operations.
Results of Operations
Our results of operations and period-over-period changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate and operating income margin are calculated by dividing the applicable amount by total revenue.
Net Sales

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Percentage Change	July 30,	July 31,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Net sales	$6,765.3	$6,340.2	6.7%	$13,665.4	$12,817.0	6.6%
Comparable store net sales change, on a constant currency basis	4.9%	(1.2)%		4.7%	(0.2)%
The increase in net sales in the 13 weeks ended July 30, 2022 was a result of sales of $178.8 million at new stores and comparable store net sales increases in the Dollar Tree and Family Dollar segments.
Enterprise comparable store net sales increased 4.9% on a constant currency basis in the 13 weeks ended July 30, 2022, as a result of a 9.2% increase in average ticket, partially offset by a 4.0% decrease in customer traffic. Comparable store net sales increased 4.8% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 7.5% in the Dollar Tree segment and increased 2.0% in the Family Dollar segment.
The increase in net sales in the 26 weeks ended July 30, 2022 was a result of sales of $364.3 million at new stores and a comparable store net sales increase in the Dollar Tree segment, partially offset by a comparable store net sales decrease in the Family Dollar segment.
Enterprise comparable store net sales increased 4.7% on a constant currency basis in the 26 weeks ended July 30, 2022, as a result of an 8.8% increase in average ticket, partially offset by a 3.8% decrease in customer traffic. Comparable store net sales increased 4.6% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 9.4% in the Dollar Tree segment and decreased 0.4% in the Family Dollar segment.

Gross Profit

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Percentage Change	July 30,	July 31,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Gross profit	$2,124.4	$1,861.0	14.2%	$4,464.9	$3,825.1	16.7%
Gross profit margin	31.4%	29.4%	2.0%	32.7%	29.8%	2.9%
The increase in gross profit margin in the 13 weeks ended July 30, 2022 was a result of the net of the following:
•Merchandise cost, which includes freight, decreased 245 basis points resulting primarily from higher initial mark-on, partially offset by higher freight costs and increased sales of lower margin consumable merchandise.
•Occupancy costs decreased 20 basis points due to leverage from the comparable store net sales increase.
•Distribution costs decreased 10 basis points due to leverage from the comparable store net sales increase and higher capitalized amounts due to increases in inventory levels, partially offset by higher hourly wages and higher maintenance and compliance costs in our distribution centers.
•Shrink costs increased 30 basis points in the current year quarter resulting from more favorable inventory results in relation to accruals in the prior year quarter.
•Markdown costs increased 40 basis points primarily due to higher promotional and clearance markdowns on the Family Dollar segment and higher clearance markdowns resulting from a move to a higher value assortment at the $1.25 price point on the Dollar Tree segment.
The increase in gross profit margin in the 26 weeks ended July 30, 2022 was a result of the net of the following:
•Merchandise cost, which includes freight, decreased 305 basis points resulting primarily from higher initial mark-on, partially offset by higher freight costs and increased sales of lower margin consumable merchandise on the Family Dollar segment.
•Distribution costs decreased 20 basis points due to leverage from the comparable store net sales increase and higher capitalized amounts resulting from increases in inventory levels, partially offset by higher hourly wages and higher maintenance and compliance costs in our distribution centers.
•Occupancy costs decreased 20 basis points due to leverage from the comparable store net sales increase.
•Shrink costs increased 20 basis points in the current year resulting from more favorable inventory results in relation to accruals in the prior year.
•Markdown costs increased 45 basis points primarily due to higher promotional and clearance markdowns on the Family Dollar segment and higher clearance markdowns resulting from a move to a higher value assortment at the $1.25 price point on the Dollar Tree segment.

Selling, General and Administrative Expenses

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Percentage Change	July 30,	July 31,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Selling, general and administrative expenses	$1,622.2	$1,461.8	11.0%	$3,233.7	$2,908.9	11.2%
Selling, general and administrative expense rate	24.0%	23.0%	1.0%	23.7%	22.7%	1.0%
The increase in the selling, general and administrative expense rate in the 13 weeks ended July 30, 2022 was the result of the following:
•Other selling, general and administrative expenses increased 45 basis points primarily due to unfavorable development of general liability insurance claims, higher legal fees, higher debit and credit fees and inflationary pressure across several expense categories.
•Store facility costs increased 30 basis points primarily due to higher utility costs and an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates.
•Payroll expenses increased 5 basis points primarily due to minimum wage increases and other investments in store payroll and higher stock compensation expenses, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense increased 10 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase.
The increase in the selling, general and administrative expense rate in the 26 weeks ended July 30, 2022 was the result of the following:
•Other selling, general and administrative expenses increased 60 basis points primarily due to long-lived asset impairments at the Family Dollar West Memphis, Arkansas distribution center, higher legal fees, including costs related to the reconstitution of the Board of Directors and higher store supplies expense.
•Store facility costs increased 20 basis points primarily due to costs associated with the removal of product from certain Family Dollar stores in connection with the voluntary retail-level product recall, higher utility costs and higher repairs and maintenance expenses as we focus on store conditions for our customers and associates.
•Payroll expenses increased 5 basis points primarily due to minimum wage increases and other investments in store payroll and higher stock compensation expenses, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense increased 10 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase.
Operating Income

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Percentage Change	July 30,	July 31,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Operating income	$505.4	$402.2	25.7%	$1,236.9	$922.1	34.1%
Operating income margin	7.5%	6.3%	1.2%	9.0%	7.2%	1.8%
Operating income margin increased to 7.5% for the 13 weeks ended July 30, 2022 compared to 6.3% for the same period last year resulting from the increase in gross profit margin, partially offset by the increase in the selling, general and administrative expense rate, as described above.
Operating income margin increased to 9.0% for the 26 weeks ended July 30, 2022 compared to 7.2% for the same period last year resulting from the increase in gross profit margin, partially offset by the increase in the selling, general and administrative expense rate, as described above.

Interest Expense, Net

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Percentage Change	July 30,	July 31,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Interest expense, net	$30.6	$33.0	(7.3)%	$64.6	$66.0	(2.1)%
Interest expense, net decreased $2.4 million in the 13 weeks ended July 30, 2022 compared to the same period last year, resulting from higher interest income on investments.
Interest expense, net decreased $1.4 million in the 26 weeks ended July 30, 2022 compared to the same period last year, resulting from higher interest income on investments.
Provision for Income Taxes

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Percentage Change	July 30,	July 31,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Provision for income taxes	$114.8	$86.8	32.3%	$275.9	$199.2	38.5%
Effective tax rate	24.2%	23.5%	0.7%	23.5%	23.3%	0.2%
The effective tax rate was 24.2% for the 13 weeks ended July 30, 2022 compared to 23.5% for the comparable prior year period, resulting from higher state tax rates and lower Work Opportunity Tax credits as a percentage of pre-tax income in the current year quarter.
The effective tax rate was 23.5% for the 26 weeks ended July 30, 2022 compared to 23.3% for the comparable prior year period. Higher state tax rates and lower Work Opportunity Tax credits as a percentage of pre-tax income in the current year were offset by higher tax deductions related to restricted stock vesting.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Percentage Change	July 30,	July 31,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Net sales	$3,571.1	$3,264.3	9.4%	$7,352.9	$6,585.6	11.7%
Gross profit	$1,334.9	$1,057.7	26.2%	$2,869.6	$2,176.0	31.9%
Gross profit margin	37.4%	32.4%	5.0%	39.0%	33.0%	6.0%
Operating income	$550.8	$328.4	67.7%	$1,315.0	$728.7	80.5%
Operating income margin	15.4%	10.1%	5.3%	17.9%	11.1%	6.8%
Net sales for the Dollar Tree segment increased $306.8 million, or 9.4%, for the 13 weeks ended July 30, 2022 compared to the same period last year. The increase was due to an increase in comparable store net sales of 7.5% and $91.8 million of new store sales. Average ticket increased 14.2% and customer traffic decreased 5.8%. The 13 weeks ended July 30, 2022 includes the impact of our $1.25 price point initiative which increased the selling price of the majority of our $1 merchandise to $1.25. The rollout of this initiative was completed during the first quarter of fiscal 2022. The increase in price point more than offset the decline in the number of units sold during the second quarter of fiscal 2022.
Net sales for the Dollar Tree segment increased $767.3 million, or 11.7%, for the 26 weeks ended July 30, 2022 compared to the same period last year. The increase was due to an increase in comparable store net sales of 9.4% and $202.9 million of new store sales.

Average ticket increased 14.8% and customer traffic decreased 4.7%. The 26 weeks ended July 30, 2022 was impacted by our $1.25 price point initiative. The increase in price point more than offset the decline in the number of units sold during the first half of fiscal 2022.
Gross profit margin for the Dollar Tree segment increased to 37.4% for the 13 weeks ended July 30, 2022 compared to 32.4% for the same period last year as a result of the net of the following:
•Merchandise cost, which includes freight, decreased 455 basis points primarily due to higher initial mark-on, partially offset by higher freight costs.
•Occupancy costs decreased 50 basis points primarily due to leverage from the comparable store net sales increase.
•Distribution costs decreased 20 basis points due to leverage from the comparable store net sales increase and higher capitalized balances resulting from increases in inventory levels in the current year, partially offset by higher hourly wages and higher maintenance and compliance costs in our distribution centers.
•Markdown costs increased 5 basis points resulting primarily from markdowns for clearance items as we move to a higher value assortment at the $1.25 price point.
•Shrink costs increased 20 basis points in the current year resulting from more favorable inventory results in relation to accruals in the prior year quarter.
Gross profit margin for the Dollar Tree segment increased to 39.0% for the 26 weeks ended July 30, 2022 compared to 33.0% for the same period last year as a result of the net of the following:
•Merchandise cost, which includes freight, decreased 525 basis points primarily due to higher initial mark-on and increased sales of higher margin discretionary merchandise, partially offset by higher freight costs.
•Occupancy costs decreased 65 basis points primarily due to leverage from the comparable store net sales increase.
•Distribution costs decreased 35 basis points due to leverage from the comparable store net sales increase and higher capitalized balances resulting from increases in inventory levels, partially offset by higher hourly wages.
•Shrink costs increased 10 basis points in the current year resulting from more favorable inventory results in relation to accruals in the prior year.
•Markdown costs increased 20 basis points resulting primarily from markdowns for clearance items as we move to a higher value assortment at the $1.25 price point.
Operating income margin for the Dollar Tree segment increased to 15.4% for the 13 weeks ended July 30, 2022 from 10.1% for the same period last year as a result of the gross profit margin increase noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 22.0% in the 13 weeks ended July 30, 2022 compared to 22.3% for the same period last year as a result of the net of the following:
•Payroll expenses decreased 90 basis points primarily due to leverage from the comparable store net sales increase and favorable development of workers’ compensation claims, partially offset by minimum wage increases and other investments in store payroll.
•Other selling, general and administrative expenses increased 40 basis points primarily due to unfavorable development of general liability insurance claims and inflationary pressure across several expense categories.
•Store facility costs increased 10 basis points primarily due to higher utility costs and an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates.
•Depreciation and amortization expense was flat as capital expenditures related to store renovations and improvements were offset by leverage from the comparable store net sales increase.

Operating income margin for the Dollar Tree segment increased to 17.9% for the 26 weeks ended July 30, 2022 from 11.1% for the same period last year as a result of the gross profit margin increase noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 21.1% in the 26 weeks ended July 30, 2022 compared to 21.9% for the same period last year as a result of the net of the following:
•Payroll expenses decreased 95 basis points primarily due to leverage from the comparable store net sales increase and favorable development of workers’ compensation claims, partially offset by minimum wage increases and other investments in store payroll.
•Store facility costs decreased 10 basis points primarily due to leverage from the comparable store net sales increase, partially offset by an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates.
•Depreciation and amortization expense decreased 5 basis points primarily due to leverage from the comparable store net sales increase, partially offset by capital expenditures related to store renovations and improvements.
•Other selling, general and administrative expenses increased 25 basis points primarily due to unfavorable development of general liability claims, higher store supplies expense in connection with the $1.25 price point initiative, and inflationary pressure across several expense categories.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Percentage Change	July 30,	July 31,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Net sales	$3,194.2	$3,075.9	3.8%	$6,312.5	$6,231.4	1.3%
Gross profit	$789.5	$803.3	(1.7)%	$1,595.3	$1,649.1	(3.3)%
Gross profit margin	24.7%	26.1%	(1.4)%	25.3%	26.5%	(1.2)%
Operating income	$55.0	$156.3	(64.8)%	$144.5	$367.7	(60.7)%
Operating income margin	1.7%	5.1%	(3.4)%	2.3%	5.9%	(3.6)%
Net sales for the Family Dollar segment increased $118.3 million, or 3.8%, for the 13 weeks ended July 30, 2022 compared to the same period last year. The increase was due to a comparable store net sales increase of 2.0% and $87.0 million of new store sales. For the 13 weeks ended July 30, 2022, average ticket increased 3.3% and customer traffic declined 1.2%.
Net sales for the Family Dollar segment increased $81.1 million, or 1.3%, for the 26 weeks ended July 30, 2022 compared to the same period last year. The increase was due to $161.4 million of new store sales, partially offset by a comparable store net sales decrease of 0.4%. For the 26 weeks ended July 30, 2022, average ticket increased 2.1% and customer traffic declined 2.4%. Customers received significant government stimulus dollars in the prior year period. In addition, during the 13 weeks ended April 30, 2022, approximately 400 stores serviced by the West Memphis, Arkansas distribution center were temporarily closed in connection with the voluntary retail-level product recall. The Family Dollar comparable store net sales increased 0.5% when excluding the effect of the store closures.
Gross profit margin for the Family Dollar segment decreased to 24.7% for the 13 weeks ended July 30, 2022 compared to 26.1% for the same period last year. The decrease is due to the following:
•Markdown costs increased 80 basis points primarily due to higher clearance and promotional markdowns.
•Shrink expense increased 45 basis points in the current year quarter resulting from more favorable inventory results in relation to accruals in the prior year quarter.
•Merchandise cost, which includes freight, increased 15 basis points primarily due to higher freight costs and higher sales of lower margin consumable merchandise, partially offset by higher initial mark-on.
•Distribution costs were flat compared with the prior year quarter as higher capitalized balances resulting from increases in inventory levels in the current year offset higher hourly wages and higher maintenance and compliance costs in our distribution centers.

Gross profit margin for the Family Dollar segment decreased to 25.3% for the 26 weeks ended July 30, 2022 compared to 26.5% for the same period last year. The decrease is due to the net of the following:
•Markdown costs increased 75 basis points primarily due to higher clearance and promotional markdowns.
•Occupancy costs increased 25 basis points primarily due to loss of leverage from the comparable store net sales decrease and higher real estate tax expenses.
•Shrink expense increased 35 basis points in the current year resulting from more favorable inventory results in relation to accruals in the prior year.
•Distribution costs decreased 10 basis points due to higher capitalized balances resulting from increases in inventory levels in the current year, partially offset by higher hourly wages and higher maintenance and compliance costs in our distribution centers.
•Merchandise cost, which includes freight, decreased 10 basis points primarily due to higher initial mark-on, partially offset by higher freight costs and higher sales of lower margin consumable merchandise.
Operating income margin for the Family Dollar segment decreased to 1.7% for the 13 weeks ended July 30, 2022 from 5.1% for the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 23.0% in the 13 weeks ended July 30, 2022 compared to 21.0% for the same period last year. The current quarter increase in the selling, general and administrative expense rate was due to the following:
•Payroll expenses increased 70 basis points primarily due to minimum wage increases and other investments in store payroll and an increase in workers’ compensation expense due to favorable accrual adjustments in the prior year, partially offset by lower incentive compensation expenses.
•Store facility costs increased 50 basis points primarily due to higher utility costs and an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates.
•Other selling, general and administrative expenses increased 45 basis points primarily due to higher legal fees, higher debit and credit fees, higher store supplies expense related to store projects and inflationary pressure across several expense categories.
•Depreciation and amortization expense increased 30 basis points primarily due to capital expenditures related to store renovations and improvements.
Operating income margin for the Family Dollar segment decreased to 2.3% for the 26 weeks ended July 30, 2022 from 5.9% for the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate was 23.0% in the 26 weeks ended July 30, 2022 compared to 20.6% for the same period last year. The current year increase in the selling, general and administrative expense rate was due to the following:
•Payroll expenses increased 80 basis points primarily due to minimum wage increases and other investments in store payroll, an increase in workers’ compensation expense due to favorable accrual adjustments in the prior year and loss of leverage from the decrease in comparable store net sales.
•Other selling, general and administrative expenses increased 65 basis points primarily due to long-lived asset impairments at the West Memphis, Arkansas distribution center, higher legal fees, higher debit and credit fees, higher store supplies expense related to store projects, loss of leverage from the decrease in comparable store net sales and inflationary pressure across several expense categories.
•Store facility costs increased 60 basis points primarily due to costs associated with the removal of product from certain stores in connection with the voluntary retail-level product recall, higher utility costs, higher repairs and maintenance expenses as we focus on store conditions for our customers and associates and loss of leverage from the decrease in comparable store net sales.
•Depreciation and amortization expense increased 30 basis points primarily due to capital expenditures related to store renovations and improvements and loss of leverage from the decrease in comparable store net sales.

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
The following table compares cash flow-related information for the 26 weeks ended July 30, 2022 and July 31, 2021:

	26 Weeks Ended
	July 30,	July 31,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$520.6	$736.1
Investing activities	(533.4)	(451.5)
Financing activities	(283.3)	(980.8)
Net cash provided by operating activities decreased $215.5 million primarily due to higher inventory levels, partially offset by higher current year earnings, net of non-cash items and higher accrued liability balances.
Net cash used in investing activities increased $81.9 million primarily due to higher capital expenditures in the current year.
Net cash used in financing activities decreased $697.5 million primarily due to $250.0 million of cash paid for stock repurchases in the current year compared to $947.5 million in the prior year.
At July 30, 2022, our long-term borrowings were $3.45 billion and we had $1.5 billion available under our Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $45.3 million. We also have $425.0 million in Letter of Credit Reimbursement and Security Agreements with various financial institutions, under which $324.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 30, 2022.
We repurchased 1,754,496 and 9,156,898 shares of common stock on the open market during the 26 weeks ended July 30, 2022 and July 31, 2021, respectively, for $250.0 million and $950.0 million, respectively. Of the shares repurchased during the 26 weeks ended July 31, 2021, approximately $2.5 million had not settled as of July 31, 2021 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of July 31, 2021. At July 30, 2022, we had $2.25 billion remaining under Board repurchase authorization.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at SOFR, reset periodically, plus 0.10%, plus 0.875% to 1.50% as determined by our credit ratings and leverage ratio. At July 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 30, 2022, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state proceedings and responding to the regulatory matters described in Note 2 to our unaudited condensed consolidated financial statements. These include several putative class action complaints that have been filed against, as well as regulatory requests issued to, Family Dollar related to issues associated with our West Memphis, Arkansas distribution center as well as talc litigation.
We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which they are reserved or resolved. Based on the information available, including the amount of time remaining before trial, the results of discovery and the judgment of internal and external counsel, we may be unable to express an opinion as to the outcome of those matters which are not close to being resolved and may be unable to estimate a loss or potential range of loss.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the second quarter of 2022:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
May 1, 2022 - May 28, 2022	1,664,717	$141.67	1,664,717	$2,250.0
May 29, 2022 - July 2, 2022	—	—	—	2,250.0
July 3, 2022 - July 30, 2022	—	—	—	2,250.0
Total	1,664,717	$141.67	1,664,717	$2,250.0
As of July 30, 2022, we had $2.25 billion remaining under Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.
Item 6. Exhibits.

Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended Articles of Incorporation of Dollar Tree, Inc., effective June 20, 2013	8-K	3.1	6/21/2013
3.1.1		Articles of Amendment to Articles of Incorporation of Dollar Tree, Inc., effective July 1, 2022				X
3.2		Amended and Restated By-Laws of Dollar Tree, Inc., effective July 1, 2022	8-K	3.1	7/1/2022
10.1	*	Revised Form of Executive Agreement for Executive Officers at the level of Chiefs (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)				X
10.2	*	Employment Agreement between Dollar Tree Distribution, Inc. and John Flanigan, effective May 9, 2022 (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended July 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104		The cover page from our Form 10-Q for the fiscal quarter ended July 30, 2022, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	August 25, 2022	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Chief Financial Officer
(principal financial officer)