Form 10-Q
period 2022-10-29
DOLLAR TREE, INC.
filed 2022-11-22
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
As of November 18, 2022, there were 221,184,479 shares of the registrant’s common stock outstanding.

DOLLAR TREE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$6,936.6	$6,415.4	$20,602.0	$19,232.4
Other revenue	3.3	2.3	9.0	8.2
Total revenue	6,939.9	6,417.7	20,611.0	19,240.6
Cost of sales	4,865.1	4,651.7	14,065.6	13,643.6
Selling, general and administrative expenses	1,693.5	1,455.5	4,927.2	4,364.4
Operating income	381.3	310.5	1,618.2	1,232.6
Interest expense, net	32.7	33.4	97.3	99.4
Other expense, net	0.2	0.2	0.3	0.2
Income before income taxes	348.4	276.9	1,520.6	1,133.0
Provision for income taxes	81.5	60.1	357.4	259.3
Net income	$266.9	$216.8	$1,163.2	$873.7
Basic net income per share	$1.20	$0.96	$5.20	$3.82
Diluted net income per share	$1.20	$0.96	$5.17	$3.80
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2022	2021	2022	2021
Net income	$266.9	$216.8	$1,163.2	$873.7

Foreign currency translation adjustments	(8.3)	0.7	(9.4)	3.9

Total comprehensive income	$258.6	$217.5	$1,153.8	$877.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$439.0	$984.9	$701.4
Merchandise inventories	5,657.7	4,367.3	4,316.0
Other current assets	349.9	257.0	357.1
Total current assets	6,446.6	5,609.2	5,374.5
Property, plant and equipment, net of accumulated depreciation of $5,849.8, $5,363.8 and $5,209.9, respectively	4,823.9	4,477.3	4,377.4
Restricted cash	67.9	53.4	53.4
Operating lease right-of-use assets	6,413.3	6,425.3	6,424.0
Goodwill	1,982.4	1,984.4	1,985.3
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	15.7	20.3	22.3
Other assets	59.7	51.9	53.1
Total assets	$22,909.5	$21,721.8	$21,390.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$350.0	$—	$—
Current portion of operating lease liabilities	1,426.7	1,407.8	1,388.0
Accounts payable	1,864.2	1,884.2	1,984.8
Income taxes payable	—	82.6	—
Other current liabilities	1,042.2	802.0	918.4
Total current liabilities	4,683.1	4,176.6	4,291.2
Long-term debt, net, excluding current portion	3,420.4	3,417.0	3,231.1
Operating lease liabilities, long-term	5,155.9	5,145.5	5,151.0
Deferred income taxes, net	1,101.1	987.2	1,096.8
Income taxes payable, long-term	22.0	20.9	26.4
Other liabilities	251.7	256.1	349.1
Total liabilities	14,634.2	14,003.3	14,145.6
Commitments and contingencies (Note 2)
Shareholders’ equity	8,275.3	7,718.5	7,244.4
Total liabilities and shareholders’ equity	$22,909.5	$21,721.8	$21,390.0

Common shares outstanding	221.2	225.1	224.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended October 29, 2022
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at July 30, 2022	223.9	$2.2	$1,026.7	$(36.3)	$7,403.9	$8,396.5
Net income	—	—	—	—	266.9	266.9
Total other comprehensive loss	—	—	—	(8.3)	—	(8.3)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	2.3	—	—	2.3
Stock-based compensation, net	—	—	15.4	—	—	15.4
Repurchase of stock	(2.8)	—	(397.5)	—	—	(397.5)
Balance at October 29, 2022	221.2	$2.2	$646.9	$(44.6)	$7,670.8	$8,275.3

	39 Weeks Ended October 29, 2022
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 29, 2022	225.1	$2.2	$1,243.9	$(35.2)	$6,507.6	$7,718.5
Net income	—	—	—	—	1,163.2	1,163.2
Total other comprehensive loss	—	—	—	(9.4)	—	(9.4)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	7.1	—	—	7.1
Stock-based compensation, net	0.6	—	43.4	—	—	43.4
Repurchase of stock	(4.6)	—	(647.5)	—	—	(647.5)
Balance at October 29, 2022	221.2	$2.2	$646.9	$(44.6)	$7,670.8	$8,275.3
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 29,	October 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$1,163.2	$873.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	571.4	527.3
Provision for deferred income taxes	117.4	85.0
Stock-based compensation expense	90.8	63.1
Amortization of debt discount and debt-issuance costs	3.4	4.9
Other non-cash adjustments to net income	26.4	8.6
Changes in operating assets and liabilities	(1,238.5)	(543.9)
Net cash provided by operating activities	734.1	1,018.7
Cash flows from investing activities:
Capital expenditures	(920.8)	(749.6)
Proceeds from governmental grant	—	2.9
Proceeds from (payments for) fixed asset disposition	(5.1)	0.4
Net cash used in investing activities	(925.9)	(746.3)
Cash flows from financing activities:
Proceeds from revolving credit facility	440.0	—
Repayments of revolving credit facility	(90.0)	—
Proceeds from stock issued pursuant to stock-based compensation plans	7.1	9.0
Cash paid for taxes on exercises/vesting of stock-based compensation	(47.4)	(40.6)
Payments for repurchase of stock	(647.5)	(950.0)
Net cash used in financing activities	(337.8)	(981.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	0.4
Net decrease in cash, cash equivalents and restricted cash	(531.4)	(708.8)
Cash, cash equivalents and restricted cash at beginning of period	1,038.3	1,463.6
Cash, cash equivalents and restricted cash at end of period	$506.9	$754.8
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$65.4	$65.7
Income taxes	$373.4	$362.5
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,095.0	$1,134.3
Accrued capital expenditures	$65.2	$63.4
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended January 29, 2022. The results of operations for the 13 and 39 weeks ended October 29, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2023.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of October 29, 2022 and October 30, 2021 and the results of our operations and cash flows for the periods presented. The January 29, 2022 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
Active Matters
On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related sale and distribution of adulterated product, as well as other processes and procedures that require remediation. In connection therewith, we initiated a voluntary retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the “Recall”), temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, permanently ceased the shipment of FDA-regulated products from DC 202, and initiated corrective actions. In June 2022, we stopped shipping to stores from DC 202 and are decommissioning the facility. On November 9, 2022 we received an FDA Warning Letter (“Warning Letter”) in connection with the DC 202 inspection. The conditions and issues detailed in the Warning Letter are generally the same as those described in the Form 483 observations or were otherwise observed during the inspection. The Warning Letter acknowledged certain remedial actions we have taken in response to the Form 483 observations, including conducting the voluntary recall and decommissioning the facility. We are taking this matter extremely seriously and continue to cooperate with the FDA.
Since February 22, 2022, Family Dollar has received 14 putative class action complaints primarily related to issues associated with DC 202 described above. The lawsuits are proceeding in federal court in Tennessee using the federal court’s multi-district litigation process. An amended consolidated complaint seeking class action status was filed October 17, 2022 alleging violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, negligence, misrepresentation, deception and unjust enrichment related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of, money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief. We have filed a motion to dismiss the amended consolidated complaint and a ruling on the motion by the court is expected in early 2023.
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
The Food and Drug Administration (“FDA”) has alleged that Dollar Tree improperly sold certain topically applied, over the counter products manufactured by certain Chinese factories that were on an import “alert” restriction issued by the FDA. We believe we have made significant improvements in our processes in our supply chain and continue to monitor these for compliance.
From time to time, various federal and state regulators such as the U.S. Department of Labor’s Occupational Safety and Health Administration and the state equivalents along with state-level hazardous waste and product regulators have found violations of applicable regulations at Dollar Tree stores and Family Dollar stores and assessed penalties relating to the violations. For those periods in which this occurs, pending resolution of the matters, we record the associated estimated liabilities in the financial statements.
California state court lawsuits have been filed against Dollar Tree and Family Dollar for similar employment-related claims brought under the Private Attorney General Act (“PAGA”). These cases allege that we failed to provide non-exempt associates with compliant rest and meal breaks, suitable seating, overtime pay, minimum wages, reimbursement of business expenses, and properly calculated sick leave pay, as well as other potential labor code violations. The plaintiffs generally seek civil penalties and attorneys’ fees and costs.
Five personal injury lawsuits are pending in state court in Illinois, New York, Massachusetts, Texas, and New Jersey against Dollar Tree, Family Dollar or both alleging that certain talc products that were sold in the past caused cancer. The plaintiffs seek compensatory, punitive and exemplary damages, damages for loss of consortium, and attorneys’ fees and costs. Although we have been able to resolve previous talc lawsuits against us without material loss to the company, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to carry out their obligations.
Since August 2022, four personal injury cases have been filed in federal court in California and Minnesota against Dollar Tree, Family Dollar, or both, on behalf of minors alleging that their mothers took acetaminophen while pregnant, that the acetaminophen interfered with fetal development such that plaintiffs were born with autism and/or ADHD, and that we knew or should have known of the danger, had a duty to warn and failed to include appropriate warnings on the product labels. The plaintiffs seek compensatory, punitive and/or exemplary damages, restitution and disgorgement, economic damages, and attorneys’ fees and costs. These cases, along with other cases against many other defendants, have been consolidated in multi-district court litigation in the Southern District of New York.
Since September 2022, five personal injury cases have been filed in state court in Pennsylvania against both Dollar Tree and Family Dollar alleging that both sold Zantac and generic ranitidine products containing N-Nitrosodimethylamine, which is classified by the FDA as a probable carcinogen. The plaintiffs seek compensatory, exemplary and punitive damages and costs. The five cases along with similar cases against other companies filed in the Philadelphia Court of Common Pleas have been consolidated. Under the court’s rules, one long form master complaint was filed in a process that is similar to multi-district litigation in federal court. Dollar Tree and Family Dollar have not been named as defendants in the long form master complaint but could still be named in short form complaints that may be filed. In addition, in February 2021, as part of a multi-district litigation in the Southern District of Florida, master personal injury and consumer protection class complaints were filed against Zantac manufacturers and retailers, including Dollar Tree and Family Dollar. While Dollar Tree and Family Dollar have been dismissed from both master complaints, those dismissals are currently being appealed. We believe we will be indemnified by our suppliers with respect to these proceedings.
Since January 2021, four state-wide consumer class actions have been filed against Family Dollar in Georgia, Alabama, Florida, and Tennessee for breach of warranty based on the allegation that the coffee we sold was mislabeled because the canisters did not contain enough coffee to make the number of cups of coffee stated on the label. The plaintiffs seek compensatory damages.

Resolved Matters
In August 2020 and July 2021, consumer class actions were filed against Family Dollar in New York and Illinois, respectively, alleging Smoked Almonds sold by us are mislabeled because the almonds do not go through a smoking process but rather acquire their smoky taste through the use of smoked flavoring. These actions alleged violation of consumer protection laws, negligent misrepresentation, breach of warranties, fraud and unjust enrichment. The New York and Illinois cases were dismissed with prejudice on March 21, 2022 and April 28, 2022, respectively.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 or 39 weeks ended October 29, 2022 or October 30, 2021.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities. The carrying value of our Revolving Credit Facility approximates its fair value.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	October 29, 2022		January 29, 2022		October 30, 2021
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,004.6	$3,425.8	$3,558.5	$3,423.4	$3,532.4	$3,234.5
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(in millions, except per share data)	2022	2021	2022	2021
Basic net income per share:
Net income	$266.9	$216.8	$1,163.2	$873.7
Weighted average number of shares outstanding	222.2	224.9	223.9	228.9
Basic net income per share	$1.20	$0.96	$5.20	$3.82
Diluted net income per share:
Net income	$266.9	$216.8	$1,163.2	$873.7
Weighted average number of shares outstanding	222.2	224.9	223.9	228.9
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.8	0.9	0.9	1.0
Weighted average number of shares and dilutive potential shares outstanding	223.0	225.8	224.8	229.9
Diluted net income per share	$1.20	$0.96	$5.17	$3.80

Stock options and other stock-based awards of 2.3 million shares and 3.0 million shares were excluded from the calculation of diluted net income per share for the 13 and 39 weeks ended October 29, 2022, respectively, because their inclusion would be anti-dilutive. Stock options and other stock-based awards of 0.1 million shares and 1.1 million shares were excluded from the calculation of diluted net income per share for the 13 and 39 weeks ended October 30, 2021, respectively, because their inclusion would be anti-dilutive.
Note 5 - Stock-Based Compensation
For a discussion of our stock-based compensation plans, refer to “Note 10 - Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the year ended January 29, 2022. Stock-based compensation expense was $90.8 million and $63.1 million during the 39 weeks ended October 29, 2022 and October 30, 2021, respectively.
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
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of October 29, 2022 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	1,096,066	$94.16
Granted	437,874	158.63
Vested	(531,138)	93.63
Forfeited	(119,350)	119.22
Nonvested at October 29, 2022	883,452	$123.04
PSUs
The following table summarizes the status of PSUs as of October 29, 2022 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	584,972	$91.86
Granted	206,044	159.27
Vested	(313,318)	90.98
Forfeited	(189,340)	116.40
Nonvested at October 29, 2022	288,358	$123.66

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
The following table summarizes information about options outstanding at October 29, 2022 and changes during the 39 weeks then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 29, 2022	24,541	$90.38
Granted	2,252,979	157.16
Exercised	(370)	76.97
Outstanding at October 29, 2022	2,277,150	$156.45	9.3	$4.8
Exercisable at October 29, 2022	24,563	$90.80	4.1	$1.7
Note 6 - Shareholders’ Equity
We repurchased 2,859,200 and 4,613,696 shares of common stock on the open market for $397.5 million and $647.5 million during the 13 and 39 weeks ended October 29, 2022, respectively. We did not repurchase any shares of common stock on the open market during the 13 weeks ended October 30, 2021. We repurchased 9,156,898 shares of common stock on the open market for $950.0 million during the 39 weeks ended October 30, 2021. At October 29, 2022, we had $1.85 billion remaining under our Board repurchase authorization.
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
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and 10 distribution centers. The Family Dollar segment Operating income includes advertising revenue, which is a component of Other revenue in the accompanying unaudited condensed consolidated income statements.

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
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(in millions)	2022	2021	2022	2021
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,756.1	$3,417.4	$11,109.0	$10,003.0
Family Dollar	3,180.5	2,998.0	9,493.0	9,229.4
Consolidated Net sales	$6,936.6	$6,415.4	$20,602.0	$19,232.4

Gross profit:
Dollar Tree	$1,328.3	$1,031.1	$4,197.9	$3,207.1
Family Dollar	743.2	732.6	2,338.5	2,381.7
Consolidated Gross profit	$2,071.5	$1,763.7	$6,536.4	$5,588.8

Operating income (loss):
Dollar Tree	$499.7	$290.5	$1,814.7	$1,019.2
Family Dollar	(18.4)	88.6	126.1	456.3
Corporate, support and Other	(100.0)	(68.6)	(322.6)	(242.9)
Consolidated Operating income	381.3	310.5	1,618.2	1,232.6
Interest expense, net	32.7	33.4	97.3	99.4
Other expense, net	0.2	0.2	0.3	0.2
Income before income taxes	$348.4	$276.9	$1,520.6	$1,133.0

	As of
	October 29,	January 29,	October 30,
(in millions)	2022	2022	2021
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$422.9	$424.9	$425.8
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated Goodwill	$1,982.4	$1,984.4	$1,985.3

Total assets:
Dollar Tree	$9,785.2	$9,358.4	$8,954.7
Family Dollar	12,631.1	11,871.8	11,869.8
Corporate, support and Other	493.2	491.6	565.5
Consolidated Total assets	$22,909.5	$21,721.8	$21,390.0

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				39 Weeks Ended
	October 29,		October 30,		October 29,		October 30,
(in millions)	2022		2021		2022		2021
Dollar Tree segment net sales by merchandise category:
Consumable	$1,735.5	46.2%	$1,563.0	45.7%	$5,154.6	46.4%	$4,671.4	46.7%
Variety	1,708.3	45.5%	1,596.3	46.7%	5,465.6	49.2%	4,961.5	49.6%
Seasonal	312.3	8.3%	258.1	7.6%	488.8	4.4%	370.1	3.7%
Total Dollar Tree segment net sales	$3,756.1	100.0%	$3,417.4	100.0%	$11,109.0	100.0%	$10,003.0	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,515.8	79.1%	$2,359.4	78.7%	$7,417.9	78.1%	$7,065.3	76.6%
Home products	238.5	7.5%	228.7	7.6%	720.7	7.6%	777.0	8.4%
Apparel and accessories	181.4	5.7%	178.3	6.0%	540.7	5.7%	592.4	6.4%
Seasonal and electronics	244.8	7.7%	231.6	7.7%	813.7	8.6%	794.7	8.6%
Total Family Dollar segment net sales	$3,180.5	100.0%	$2,998.0	100.0%	$9,493.0	100.0%	$9,229.4	100.0%
Note 8 - Long-Term Debt
Revolving Credit Facility
The following table summarizes information pertaining to our revolving credit facilities:

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Revolving Credit Facility Capacity	$1,500.0	$1,500.0	$1,250.0
Loans Outstanding	350.0	—	—
Standby Letters of Credit Outstanding	44.3	46.0	69.8
Available Capacity	1,105.7	1,454.0	1,180.2
The weighted-average interest rate for the $350.0 million of loans outstanding at October 29, 2022 was 4.69%.
Debt Covenants
As of October 29, 2022, we were in compliance with our debt covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements: This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•Our expectations regarding the impact of continued supply chain challenges on our product availability, product mix, sales and merchandise margin, including uncertainties associated with delays in receiving imported merchandise from Asia and expected increases in our costs due to inventory levels exceeding the storage capacity of our distribution centers;
•Our expectations regarding oceanic shipping and domestic freight and fuel costs;
•Our expectations regarding consumer spending behavior and inflation-related cost increases, including the impact on our gross margins;
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
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including U.S. Food and Drug Administration matters), including with respect to the availability of indemnification or insurance;
•Our plans to renovate existing Family Dollar stores and build new stores in the H2 store format, and the performance of that format on our results of operations;
•Our plans and expectations relating to the introduction of additional price points above $1 in our Dollar Tree stores and our investments in new products, including the impact on our gross margins;
•Our plans and expectations relating to new store openings and new store concepts such as Dollar Tree Plus and our Combo Store format;
•Our plans and expectations regarding our current initiatives and future strategic investments and the uncertainty with respect to the amount, timing and impact of those initiatives and investments on our business and results of operations; and
•Our expectations regarding higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores, limitations on the availability of certain fixtures and equipment and construction, permitting and inspection delays related to new store openings.
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
At October 29, 2022, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the 39 weeks ended October 29, 2022 and October 30, 2021 is as follows:

	39 Weeks Ended
	October 29, 2022			October 30, 2021
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,061	8,016	16,077	7,805	7,880	15,685
New stores	97	244	341	214	148	362
Re-bannered stores	(5)	8	3	(1)	(1)	(2)
Closings	(39)	(89)	(128)	(34)	(45)	(79)
Ending	8,114	8,179	16,293	7,984	7,982	15,966
Relocations	21	61	82	45	55	100

Selling Square Feet (in millions):
Beginning	69.7	59.2	128.9	67.4	57.7	125.1
New stores	0.8	2.2	3.0	1.9	1.3	3.2
Re-bannered stores	—	0.1	0.1	—	—	—
Closings	(0.3)	(0.6)	(0.9)	(0.3)	(0.3)	(0.6)
Relocations	0.1	0.2	0.3	0.1	0.1	0.2
Ending	70.3	61.1	131.4	69.1	58.8	127.9
Stores are included as re-banners when they close or open, respectively.

The average size of stores opened during the 39 weeks ended October 29, 2022 was approximately 8,590 selling square feet for the Dollar Tree segment and 8,970 selling square feet for the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
The percentage change in comparable store net sales on a constant currency basis for the 13 and 39 weeks ended October 29, 2022, as compared with the preceding year, is as follows:

	13 Weeks Ended October 29, 2022			39 Weeks Ended October 29, 2022
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	6.5%	(3.2)%	10.0%	5.4%	(3.5)%	9.2%
Dollar Tree Segment	8.6%	(5.2)%	14.6%	9.2%	(4.9)%	14.8%
Family Dollar Segment	4.1%	0.1%	4.1%	1.2%	(1.5)%	2.7%
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
Dollar Tree Initiatives
In September 2021, we announced our new $1.25 price point initiative and we completed the rollout of this initiative to all Dollar Tree stores during the first quarter of fiscal 2022, increasing the price point on a majority of our $1 merchandise to $1.25. To date, the increase in the price point has more than offset the decline in the number of units sold. During fiscal 2022, we have begun investing in new products and modifying existing products to provide greater value for our customers and increase customer traffic and store productivity. While we expect our gross margin to be higher in the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, because of the investments in new products, we do not expect the increase to be as high as it was in the first three quarters of fiscal 2022.
We are also continuing to implement our Dollar Tree Plus initiative which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in discretionary categories. As of October 29, 2022, we have approximately 2,350 Dollar Tree Plus stores.
We began testing the Instacart online delivery service at Dollar Tree stores in the third quarter of fiscal 2021 and began rolling it out in the fourth quarter of fiscal 2021. As of October 29, 2022, the Instacart platform covers more than 7,500 Dollar Tree stores. This enables our customers to shop online and receive same-day delivery without having to visit a store.
We believe that our Dollar Tree initiatives have and will continue to positively affect our comparable store net sales and earnings.
Family Dollar Initiatives
We are executing several initiatives in our Family Dollar stores to increase sales. In March 2021, we announced the development of a new combination store format, which we refer to as a Combo Store, that leverages the strengths of the Dollar Tree and Family Dollar brands under one roof to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents. As of October 29, 2022, we operated approximately 700 Combo Stores.
We are also continuing to execute our store optimization programs. Our H2 stores have significantly improved merchandise offerings throughout the store, including the addition of Dollar Tree $1.25 merchandise items and establishing a minimum number of freezer and cooler doors. These stores have higher customer traffic and provide a higher average comparable store net sales lift, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of October 29, 2022, we have approximately 4,300 H2 stores.
Based on the success of the Combo Store and H2 store formats, in fiscal 2022 we anticipate adding 400 new or relocated Combo Stores in total and completing a total of 700 renovations into either the Combo Store format or the H2 store format.
After a successful pilot program in 2020, we entered into a partnership with Instacart in February 2021, which covers more than 7,200 Family Dollar stores across the United States as of October 29, 2022.

In addition, we added adult beverage to more than 440 stores in the first three quarters of fiscal 2022. We believe the addition of adult beverage to our assortment will drive traffic to our stores. As of October 29, 2022, there were more than 3,180 stores selling adult beverage products.
Additional Considerations
The following trends or uncertainties have already impacted or could impact our business or results of operations during 2022 or in the future:
•Anticipated Expense Pressures. Our financial performance is impacted by numerous factors, including changes in consumer spending behavior and increased costs due to inflation. We are currently experiencing a material shift in consumer purchasing from higher-margin discretionary merchandise to lower-margin consumable goods which has negatively impacted our product mix and margins. We also are experiencing inflationary price pressures relating to, among other things, merchandise costs, freight costs, wages, utility costs, and repair and maintenance expenses. In addition, we continue to improve Family Dollar’s value proposition and drive store traffic and productivity. We expect that the consumer’s shift to lower-margin consumable goods and any inflation-related cost increases, coupled with our planned investments in product pricing and our value proposition, will continue to pressure gross margins in the fourth quarter of fiscal 2022.
•Supply Chain and Inventory. We rely heavily on Trans-Pacific shipping and domestic trucking and rail freight to acquire and distribute merchandise to our distribution centers and retail stores. Significant disruptions in our supply chain, such as the shipping delays resulting from the COVID-19 pandemic, have negatively impacted our sales and the cost and availability of product in the stores. Although we may continue to experience oceanic shipping delays in the future as a result of shipping capacity shortages, port congestion or closings, or the imposition of additional lockdowns in certain Chinese localities to address COVID-19 outbreaks, our ability to ship products from overseas on a timely basis has improved in the second and third quarters of fiscal 2022. In the third quarter, this improvement led to an increase in inventory levels that exceeded the storage capacity of some of our distribution centers. As a result, we arranged for temporary offsite warehouse storage facilities and incurred detention costs and incremental drayage costs that increased our cost of goods sold and is expected to do so for the fourth quarter. In addition, the union collective bargaining agreement that governs the wages and benefits of a large number of longshoremen at ports in California, Oregon, and Washington expired on July 1, 2022. If the parties are unable to agree on a new or extended collective bargaining agreement, there could be work slowdowns or strikes, diversions of shipments to other U.S. ports, or other disruptions in our supply chain which could cause delays or otherwise adversely affect the availability of merchandise and increase our costs. We could also experience higher markdowns as a result of these supply chain challenges. Sales could be negatively impacted if we are not able to deliver inventory timely to stock our stores.
•Freight Costs. We have experienced significantly higher international and domestic freight costs as a result of disruptions in the global supply chain. This trend, which accelerated in the second half of fiscal 2021, has continued during fiscal 2022. The combination of increased demand and limited availability of Trans-Pacific shipping capacity caused spot market prices to increase substantially. Although Trans-Pacific shipping continues to be pressured, spot market prices have moderated recently as availability of containers and shipping capacity has improved. Domestically, diesel fuel prices are and are expected to remain significantly higher in fiscal 2022 and may increase further because of international tensions. We are a large importer of merchandise from Asia and rely heavily on domestic freight to transport goods to our distribution centers and stores, which makes us particularly sensitive to freight costs. Due to these trends, in the first three quarters of fiscal 2022, import and domestic freight costs were higher compared to the first three quarters of fiscal 2021.
•Labor Shortage and Wage Increases. We are experiencing a shortage of associates and applicants to fill staffing requirements at our stores and distribution centers due to the current labor shortage affecting businesses. This has adversely affected our stores operations, the operating efficiency of our distribution centers and our ability to transport merchandise from our distribution centers to our stores. The steps we have taken to address the labor shortage include hosting national hiring events, offering enhanced wages in select competitive markets, and paying tuition reimbursement. In 2022, the minimum wage has increased in certain States and localities, and proposals to increase the federal minimum wage have been introduced in Congress. Minimum wage increases in States and localities and wage investments in certain markets are expected to increase our costs by more than $195.0 million in 2022.
•Build-out and Construction Costs and Delays. We have experienced higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores. In addition, we have experienced delays in new store openings due to limitations on the availability of certain fixtures and equipment and inspection, permitting and contractor delays. We anticipate these increased costs and delays may continue for the foreseeable future. Sales will be negatively impacted if we are not able to complete these projects on time.

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
•West Memphis Distribution Center. On February 11, 2022, the Food and Drug Administration issued Form 483 observations primarily regarding rodent infestation at our West Memphis, Arkansas distribution center (“DC 202”), as well as other items that require remediation. During fiscal 2022, we have incurred costs related to the product recall, remediation efforts and asset impairment. We expect to incur additional costs in the fourth quarter of fiscal 2022 for freight, merchandise disposal, payroll and legal costs associated with the remediation.
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
Net Sales

	13 Weeks Ended			39 Weeks Ended
	October 29,	October 30,	Percentage Change	October 29,	October 30,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Net sales	$6,936.6	$6,415.4	8.1%	$20,602.0	$19,232.4	7.1%
Comparable store net sales change, on a constant currency basis	6.5%	1.6%		5.4%	0.4%
The increase in net sales in the 13 weeks ended October 29, 2022 was a result of sales of $183.2 million at new stores and comparable store net sales increases in the Dollar Tree and Family Dollar segments.
Enterprise comparable store net sales increased 6.5% on a constant currency basis in the 13 weeks ended October 29, 2022, as a result of a 10.0% increase in average ticket, partially offset by a 3.2% decrease in customer traffic. Comparable store net sales increased the same 6.5% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 8.6% in the Dollar Tree segment and increased 4.1% in the Family Dollar segment.
The increase in net sales in the 39 weeks ended October 29, 2022 was a result of sales of $547.5 million at new stores and comparable store net sales increases in the Dollar Tree and Family Dollar segments.
Enterprise comparable store net sales increased 5.4% on a constant currency basis in the 39 weeks ended October 29, 2022, as a result of a 9.2% increase in average ticket, partially offset by a 3.5% decrease in customer traffic. Comparable store net sales increased 5.3% when including the impact of Canadian currency fluctuations. On a constant currency basis, comparable store net sales increased 9.2% in the Dollar Tree segment and increased 1.2% in the Family Dollar segment.

Gross Profit

	13 Weeks Ended			39 Weeks Ended
	October 29,	October 30,	Percentage Change	October 29,	October 30,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Gross profit	$2,071.5	$1,763.7	17.5%	$6,536.4	$5,588.8	17.0%
Gross profit margin	29.9%	27.5%	2.4%	31.7%	29.1%	2.6%
The increase in gross profit margin in the 13 weeks ended October 29, 2022 was a result of the net of the following:
•Merchandise cost, which includes freight, decreased 285 basis points resulting primarily from higher initial mark-on and lower freight costs, partially offset by increased sales of lower margin consumable merchandise.
•Occupancy costs decreased 40 basis points due to leverage from the comparable store net sales increase.
•Distribution costs decreased 15 basis points due to leverage from the comparable store net sales increase and higher capitalized amounts due to increases in inventory levels partially offset by higher hourly wages.
•Markdown costs increased 50 basis points primarily due to higher promotional and clearance markdowns on the Family Dollar segment and higher dated product markdowns on the Dollar Tree segment.
•Shrink costs increased 60 basis points in the current year quarter resulting from unfavorable inventory results in relation to accruals.
The increase in gross profit margin in the 39 weeks ended October 29, 2022 was a result of the net of the following:
•Merchandise cost, which includes freight, decreased 300 basis points resulting primarily from higher initial mark-on, partially offset by higher freight costs and increased sales of lower margin consumable merchandise on the Family Dollar segment.
•Occupancy costs decreased 25 basis points due to leverage from the comparable store net sales increase.
•Distribution costs decreased 20 basis points due to leverage from the comparable store net sales increase and higher capitalized amounts resulting from increases in inventory levels, partially offset by higher hourly wages and higher maintenance and compliance costs in our distribution centers.
•Shrink costs increased 30 basis points in the current year resulting from unfavorable inventory results in relation to accruals.
•Markdown costs increased 45 basis points primarily due to higher promotional and clearance markdowns on the Family Dollar segment and higher clearance markdowns resulting from a move to a higher value assortment at the $1.25 price point on the Dollar Tree segment.
Selling, General and Administrative Expenses

	13 Weeks Ended			39 Weeks Ended
	October 29,	October 30,	Percentage Change	October 29,	October 30,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Selling, general and administrative expenses	$1,693.5	$1,455.5	16.4%	$4,927.2	$4,364.4	12.9%
Selling, general and administrative expense rate	24.4%	22.7%	1.7%	23.9%	22.7%	1.2%
The increase in the selling, general and administrative expense rate in the 13 weeks ended October 29, 2022 was the result of the following:
•Other selling, general and administrative expenses increased 75 basis points primarily due to higher legal fees and consulting fees as well as inflationary pressure across several expense categories. The prior year quarter also included a benefit associated with the settlement of a contractual dispute.
•Store facility costs increased 60 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates and higher utility costs.

•Payroll expenses increased 40 basis points primarily due to minimum wage increases and other investments in store payroll and higher stock and incentive compensation expenses, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense was flat as capital expenditures related to store renovations and improvements were offset by leverage from the comparable store net sales increase.
The increase in the selling, general and administrative expense rate in the 39 weeks ended October 29, 2022 was the result of the following:
•Other selling, general and administrative expenses increased 65 basis points primarily due to higher legal fees, including costs related to the reconstitution of the Board of Directors, long-lived asset impairments at the Family Dollar West Memphis, Arkansas distribution center and inflationary pressure across several expense categories.
•Store facility costs increased 35 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, higher utility costs and costs associated with the removal of product from certain Family Dollar stores in connection with the voluntary retail-level product recall.
•Payroll expenses increased 20 basis points primarily due to minimum wage increases and other investments in store payroll and higher stock and incentive compensation expenses, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense increased 5 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase.
Operating Income

	13 Weeks Ended			39 Weeks Ended
	October 29,	October 30,	Percentage Change	October 29,	October 30,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Operating income	$381.3	$310.5	22.8%	$1,618.2	$1,232.6	31.3%
Operating income margin	5.5%	4.8%	0.7%	7.9%	6.4%	1.5%
Operating income margin increased to 5.5% for the 13 weeks ended October 29, 2022 compared to 4.8% for the same period last year resulting from the increase in gross profit margin, partially offset by the increase in the selling, general and administrative expense rate, as described above.
Operating income margin increased to 7.9% for the 39 weeks ended October 29, 2022 compared to 6.4% for the same period last year resulting from the increase in gross profit margin, partially offset by the increase in the selling, general and administrative expense rate, as described above.
Interest Expense, Net

	13 Weeks Ended			39 Weeks Ended
	October 29,	October 30,	Percentage Change	October 29,	October 30,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Interest expense, net	$32.7	$33.4	(2.1)%	$97.3	$99.4	(2.1)%
Interest expense, net decreased $0.7 million in the 13 weeks ended October 29, 2022 compared to the same period last year, resulting from higher interest income on investments and capitalized interest on capital expenditures, partially offset by interest expense on credit facility borrowings.
Interest expense, net decreased $2.1 million in the 39 weeks ended October 29, 2022 compared to the same period last year, resulting from higher interest income on investments and capitalized interest on capital expenditures, partially offset by interest expense on credit facility borrowings.

Provision for Income Taxes

	13 Weeks Ended			39 Weeks Ended
	October 29,	October 30,	Percentage Change	October 29,	October 30,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Provision for income taxes	$81.5	$60.1	35.6%	$357.4	$259.3	37.8%
Effective tax rate	23.4%	21.7%	1.7%	23.5%	22.9%	0.6%
The effective tax rate was 23.4% for the 13 weeks ended October 29, 2022 compared to 21.7% for the comparable prior year period, resulting from higher net state taxes, higher non-deductible executive compensation and lower Work Opportunity Tax credits as a percentage of pre-tax income in the current year quarter.
The effective tax rate was 23.5% for the 39 weeks ended October 29, 2022 compared to 22.9% for the comparable prior year period. Higher state tax rates and lower Work Opportunity Tax credits as a percentage of pre-tax income in the current year were offset by higher tax deductions related to restricted stock vesting.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended			39 Weeks Ended
	October 29,	October 30,	Percentage Change	October 29,	October 30,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Net sales	$3,756.1	$3,417.4	9.9%	$11,109.0	$10,003.0	11.1%
Gross profit	$1,328.3	$1,031.1	28.8%	$4,197.9	$3,207.1	30.9%
Gross profit margin	35.4%	30.2%	5.2%	37.8%	32.1%	5.7%
Operating income	$499.7	$290.5	72.0%	$1,814.7	$1,019.2	78.1%
Operating income margin	13.3%	8.5%	4.8%	16.3%	10.2%	6.1%
Net sales for the Dollar Tree segment increased $338.7 million, or 9.9%, for the 13 weeks ended October 29, 2022 compared to the same period last year. The increase was due to an increase in comparable store net sales of 8.6% and $81.8 million of new store sales. Average ticket increased 14.6% and customer traffic decreased 5.2%. The 13 weeks ended October 29, 2022 includes the impact of our $1.25 price point initiative which increased the selling price of the majority of our $1 merchandise to $1.25. The rollout of this initiative was completed during the first quarter of fiscal 2022. The increase in price point more than offset the decline in the number of units sold during the third quarter of fiscal 2022.
Net sales for the Dollar Tree segment increased $1,106.0 million, or 11.1%, for the 39 weeks ended October 29, 2022 compared to the same period last year. The increase was due to an increase in comparable store net sales of 9.2% and $284.7 million of new store sales. Average ticket increased 14.8% and customer traffic decreased 4.9%. The 39 weeks ended October 29, 2022 was impacted by our $1.25 price point initiative. The increase in price point more than offset the decline in the number of units sold during the first three quarters of fiscal 2022.
Gross profit margin for the Dollar Tree segment increased to 35.4% for the 13 weeks ended October 29, 2022 compared to 30.2% for the same period last year as a result of the net of the following:
•Merchandise cost, which includes freight, decreased 485 basis points primarily due to higher initial mark-on and lower freight costs, partially offset by higher sales of lower margin consumable merchandise.
•Occupancy costs decreased 60 basis points primarily due to leverage from the comparable store net sales increase.
•Distribution costs decreased 20 basis points due to leverage from the comparable store net sales increase and higher capitalized balances resulting from increases in inventory levels in the current year partially offset by higher hourly wages.

•Markdown costs increased 10 basis points resulting primarily from markdowns for clearance items as we move to a higher value assortment at the $1.25 price point.
•Shrink costs increased 35 basis points in the current year resulting from unfavorable inventory results in relation to accruals.
Gross profit margin for the Dollar Tree segment increased to 37.8% for the 39 weeks ended October 29, 2022 compared to 32.1% for the same period last year as a result of the net of the following:
•Merchandise cost, which includes freight, decreased 515 basis points primarily due to higher initial mark-on, partially offset by higher freight costs.
•Occupancy costs decreased 65 basis points primarily due to leverage from the comparable store net sales increase.
•Distribution costs decreased 30 basis points due to leverage from the comparable store net sales increase and higher capitalized balances resulting from increases in inventory levels partially offset by higher hourly wages.
•Markdown costs increased 15 basis points resulting primarily from markdowns for clearance items as we move to a higher value assortment at the $1.25 price point.
•Shrink costs increased 20 basis points in the current year resulting from unfavorable inventory results in relation to accruals.
Operating income margin for the Dollar Tree segment increased to 13.3% for the 13 weeks ended October 29, 2022 from 8.5% for the same period last year as a result of the gross profit margin increase noted above, partially offset by an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 22.1% in the 13 weeks ended October 29, 2022 compared to 21.7% for the same period last year as a result of the net of the following:
•Other selling, general and administrative expenses increased 65 basis points primarily due to the benefit in the prior year quarter associated with the settlement of a contractual dispute and the realization of certain tax credits as well as inflationary pressure across several expense categories in the current year quarter.
•Store facility costs increased 45 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates and higher utility costs.
•Depreciation and amortization expense was flat as capital expenditures related to store renovations and improvements were offset by leverage from the comparable store net sales increase.
•Payroll expenses decreased 70 basis points primarily due to leverage from the comparable store net sales increase, partially offset by minimum wage increases and other investments in store payroll.
Operating income margin for the Dollar Tree segment increased to 16.3% for the 39 weeks ended October 29, 2022 from 10.2% for the same period last year as a result of the gross profit margin increase noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 21.5% in the 39 weeks ended October 29, 2022 compared to 21.9% for the same period last year as a result of the net of the following:
•Payroll expenses decreased 85 basis points primarily due to leverage from the comparable store net sales increase, partially offset by minimum wage increases and other investments in store payroll.
•Depreciation and amortization expense decreased 5 basis points primarily due to leverage from the comparable store net sales increase, partially offset by capital expenditures related to store renovations and improvements.
•Store facility costs increased 10 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, partially offset by leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased 35 basis points primarily due to the benefit in the prior year associated with the settlement of a contractual dispute and the realization of certain tax credits as well as inflationary pressure across several expense categories in the current year.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended			39 Weeks Ended
	October 29,	October 30,	Percentage Change	October 29,	October 30,	Percentage Change
(dollars in millions)	2022	2021		2022	2021
Net sales	$3,180.5	$2,998.0	6.1%	$9,493.0	$9,229.4	2.9%
Gross profit	$743.2	$732.6	1.4%	$2,338.5	$2,381.7	(1.8)%
Gross profit margin	23.4%	24.4%	(1.0)%	24.6%	25.8%	(1.2)%
Operating income (loss)	$(18.4)	$88.6	(120.8)%	$126.1	$456.3	(72.4)%
Operating margin	(0.6)%	3.0%	(3.6)%	1.3%	4.9%	(3.6)%
Net sales for the Family Dollar segment increased $182.5 million, or 6.1%, for the 13 weeks ended October 29, 2022 compared to the same period last year. The increase was due to a comparable store net sales increase of 4.1% and $101.4 million of new store sales. For the 13 weeks ended October 29, 2022, average ticket increased 4.1% and customer traffic increased 0.1%.
Net sales for the Family Dollar segment increased $263.6 million, or 2.9%, for the 39 weeks ended October 29, 2022 compared to the same period last year. The increase was due to a comparable store net sales increase of 1.2% and $262.8 million of new store sales. For the 39 weeks ended October 29, 2022, average ticket increased 2.7% and customer traffic declined 1.5%. Customers received significant government stimulus dollars in the prior year period. In addition, during the 13 weeks ended April 30, 2022, approximately 400 stores serviced by the West Memphis, Arkansas distribution center were temporarily closed in connection with the voluntary retail-level product recall. The Family Dollar comparable store net sales increased 1.7% when excluding the effect of the store closures.
Gross profit margin for the Family Dollar segment decreased to 23.4% for the 13 weeks ended October 29, 2022 compared to 24.4% for the same period last year. The decrease is due to the net of the following:
•Markdown costs increased 105 basis points primarily due to higher promotional and clearance markdowns.
•Shrink costs increased 85 basis points in the current year quarter resulting from unfavorable inventory results in relation to accruals.
•Distribution costs decreased 15 basis points primarily due to the leverage from the comparable store net sales increase and higher capitalized balances resulting from increases in inventory levels in the current year partially offset by higher hourly wages.
•Occupancy costs decreased 25 basis points primarily due to the leverage from the comparable store net sales increase.
•Merchandise cost, which includes freight, decreased 45 basis points primarily due to higher initial mark-on.
Gross profit margin for the Family Dollar segment decreased to 24.6% for the 39 weeks ended October 29, 2022 compared to 25.8% for the same period last year. The decrease is due to the net of the following:
•Markdown costs increased 85 basis points primarily due to higher promotional and clearance markdowns.
•Shrink costs increased 50 basis points in the current year resulting from unfavorable inventory results in relation to accruals.
•Occupancy costs increased 10 basis points primarily due to loss of leverage from the low comparable store net sales increase.
•Distribution costs decreased 10 basis points due to higher capitalized balances resulting from increases in inventory levels in the current year, partially offset by higher hourly wages and higher maintenance and compliance costs in our distribution centers.
•Merchandise cost, which includes freight, decreased 20 basis points primarily due to higher initial mark-on, partially offset by higher freight costs and higher sales of lower margin consumable merchandise.

Operating margin for the Family Dollar segment decreased to (0.6)% for the 13 weeks ended October 29, 2022 from 3.0% for the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 24.0% in the 13 weeks ended October 29, 2022 compared to 21.4% for the same period last year as a result of the following:
•Payroll expenses increased 95 basis points primarily due to minimum wage increases and other investments in store payroll.
•Store facility costs increased 75 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates and higher utility costs.
•Other selling, general and administrative expenses increased 70 basis points primarily due to higher legal fees and inflationary pressure across several expense categories.
•Depreciation and amortization expense increased 5 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the increase in comparable store net sales.
Operating margin for the Family Dollar segment decreased to 1.3% for the 39 weeks ended October 29, 2022 from 4.9% for the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 23.3% in the 39 weeks ended October 29, 2022 compared to 20.9% for the same period last year as a result of the following:
•Payroll expenses increased 85 basis points primarily due to minimum wage increases and other investments in store payroll.
•Other selling, general and administrative expenses increased 70 basis points primarily due to long-lived asset impairments at the West Memphis, Arkansas distribution center, higher legal fees and inflationary pressure across several expense categories.
•Store facility costs increased 65 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, higher utility costs and costs associated with the removal of product from certain Family Dollar stores in connection with the voluntary retail-level product recall.
•Depreciation and amortization expense increased 25 basis points primarily due to capital expenditures related to store renovations and improvements.
Liquidity and Capital Resources
We invest capital to build and open new stores, expand and renovate existing stores, expand our distribution network and operate our existing stores. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing stores and have funded our store opening and distribution network expansion programs from internally generated funds and borrowings under our credit facilities.
The following table compares cash flow-related information for the 39 weeks ended October 29, 2022 and October 30, 2021:

	39 Weeks Ended
	October 29,	October 30,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$734.1	$1,018.7
Investing activities	(925.9)	(746.3)
Financing activities	(337.8)	(981.6)
Net cash provided by operating activities decreased $284.6 million primarily due to higher inventory levels and lower accounts payable, partially offset by higher current year earnings, net of non-cash items and higher accrued liability balances.
Net cash used in investing activities increased $179.6 million primarily due to higher capital expenditures in the current year.
Net cash used in financing activities decreased $643.8 million due to lower stock repurchases and net proceeds from borrowings under the Revolving Credit Facility in the current year.

At October 29, 2022, our long-term borrowings were $3.45 billion. Additionally, we had $350.0 million of loans outstanding under our $1.5 billion Revolving Credit Facility and $1.1 billion of availability, net of $44.3 million of outstanding standby letters of credit. We also have $425.0 million in trade letters of credit with various financial institutions, under which $178.0 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 29, 2022.
We repurchased 4,613,696 and 9,156,898 shares of common stock on the open market during the 39 weeks ended October 29, 2022 and October 30, 2021, respectively, for $647.5 million and $950.0 million, respectively. At October 29, 2022, we had $1.85 billion remaining under our Board repurchase authorization.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at SOFR, reset periodically, plus 0.10%, plus 0.875% to 1.50% as determined by our credit ratings and leverage ratio. At October 29, 2022, we had $350.0 million of loans outstanding under the Revolving Credit Facility. A hypothetical increase of one percentage point on such borrowings would not materially affect our results of operations or cash flows.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 29, 2022, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are currently defendants in national and state proceedings and responding to the regulatory matters described in Note 2 to our unaudited condensed consolidated financial statements. These include several putative class action and other complaints that have been filed against, as well as regulatory investigations of, Family Dollar related to issues associated with our West Memphis, Arkansas distribution center, and various litigation matters involving certain products manufactured by third parties and sold in our stores.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the third quarter of 2022:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 31, 2022 - August 27, 2022	—	$—	—	$2,250.0
August 28, 2022 - October 1, 2022	2,859,200	139.04	2,859,200	1,852.5
October 2, 2022 - October 29, 2022	—	—	—	1,852.5
Total	2,859,200	$139.04	2,859,200	$1,852.5
As of October 29, 2022, we had $1.85 billion remaining under our Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.
Item 6. Exhibits.

Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022				X
3.2		Amended and Restated By-Laws of Dollar Tree, Inc., effective July 1, 2022	8-K	3.1	7/1/2022
10.1	*	Letter Agreement amending the Executive Agreement between Dollar Tree, Inc. and Kevin Wampler				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended October 29, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104		The cover page from our Form 10-Q for the fiscal quarter ended October 29, 2022, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	November 22, 2022	By:	/s/ Jeffrey A. Davis
Jeffrey A. Davis
Chief Financial Officer
(principal financial officer)