Form 10-K
period 2023-01-28
DOLLAR TREE, INC.
filed 2023-03-10
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
The aggregate market value of common stock held by non-affiliates of the registrant on July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $35,108,117,366, based upon the closing sale price for the registrant’s common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 3, 2023, there were 221,227,564 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for in Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 28, 2023.

DOLLAR TREE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 28, 2023

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•The potential effect of general business or economic conditions on our business, including the direct and indirect effects of inflation, labor shortages, consumer spending levels, and unemployment in our markets;
•The uncertainty of the impact of the COVID-19 pandemic on our business and results of operations, including uncertainties surrounding disruptions in our supply chain or sources of supply;
•Our expectations regarding import and domestic freight costs and fuel costs in 2023;
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
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations, including (a) U.S. Food and Drug Administration (“FDA”) proceedings arising out of or relating to the inspection of our West Memphis, Arkansas Family Dollar distribution center (“Arkansas FDA Matter”) and the retail product recall we initiated in February 2022 in connection with the Arkansas FDA Matter, (b) a proposed consolidated class action complaint filed against Family Dollar pertaining to the circumstances underlying the Arkansas FDA Matter, and (c) the federal grand jury subpoena and related U.S. Department of Justice investigation relating to issues associated with our West Memphis, Arkansas Family Dollar distribution center;
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
•The impact of trade relations between the United States and China, including the effect of Section 301 tariffs on Chinese goods imposed by the United States, and other potential impediments to imports;
•The reliability of, and cost associated with, our sources of supply, particularly imported goods such as those sourced from China;
•The average size and suitability of our retail stores to be added in 2023;
•Our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of common stock under our repurchase program, and our expectations regarding potential increases in interest rates and the effect on our revolving credit facility;
•Our expectations regarding the construction of new distribution centers, the expansion of existing distribution centers, and the capabilities of our distribution center network;
•Our expectations regarding higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores, limitations on the availability of certain fixtures and equipment, and construction, permitting and inspection delays related to new store openings;

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
Introductory Note
Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2023” or “fiscal 2023,” “2022” or “fiscal 2022,” “2021” or “fiscal 2021,” and “2020” or “fiscal 2020,” relate to as of or for the years ended February 3, 2024, January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

PART I
Item 1. Business
Overview
We are a leading operator of discount variety stores with a solid history of growth and performance. Our stores operate under the brand names of Dollar Tree, Family Dollar and Dollar Tree Canada. At January 28, 2023, we operated 16,340 discount variety retail stores across 48 states and five Canadian provinces and over the long-term, we believe that the market can support more than 10,000 Dollar Tree stores and 15,000 Family Dollar stores across the United States, and approximately 1,000 Dollar Tree stores in Canada. We believe the convenience and value we offer are key factors in serving and growing our base of loyal customers.
We operate in two reporting business segments: Dollar Tree and Family Dollar. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Segment Information” and Note 11 to our consolidated financial statements.
We execute a dual-banner strategy that aims to offer the best of our brands in various store formats to serve customers in all types of geographic markets. Dollar Tree is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.25. Dollar Tree stores serve customers with a broad range of income levels in suburban locations, striving continuously to “Wow” the customer with a compelling, fun and fresh merchandise assortment comprised of a variety of the things the customer wants and needs, all at incredible values in bright, clean and friendly stores. Family Dollar operates general merchandise retail discount stores providing customers with a selection of competitively-priced merchandise in convenient neighborhood stores. Family Dollar primarily serves a lower than average income customer in urban and rural locations, offering great values on everyday items.
We are committed to growing our combined business through new store openings and through our store relocation, expansion and remodel program. We plan to open new stores in underserved markets and to strategically increase our presence in our existing markets. We are executing our strategic initiatives including Dollar Tree Plus and the Family Dollar H2 and Combination Store (or Combo Store) format initiatives. We are focused on refining our assortment in every store by leveraging the complementary merchandise expertise of each segment, including Dollar Tree’s sourcing and product development expertise and Family Dollar’s consumer package goods and national brands sourcing expertise. These initiatives are discussed further in the overview of each segment below.
Corporate Culture
We believe that honesty and integrity, and treating people fairly and with respect are core values within our corporate culture. We believe that running a business, and certainly a public company, carries with it a responsibility to be above reproach when making operational and financial decisions. Our executive management team visits and shops at our stores like every customer, and ideas and individual creativity on the part of our associates are encouraged, particularly from our store managers who best know their stores and their customers. We have standards for store displays, merchandise presentation, and store operations. We maintain an open-door policy for all associates. Our distribution centers are operated based on objective measures of performance and our store support center associates are available to assist associates in our stores and distribution centers. For more information, see Human Capital Resources below.
Dollar Tree
The Dollar Tree segment includes 8,134 stores operating under the Dollar Tree and Dollar Tree Canada brands, 15 distribution centers in the United States and two in Canada. Our stores predominantly range from 8,000 - 10,000 selling square feet. During the third quarter of 2021, we announced our new $1.25 price point initiative and we completed the rollout of this initiative to all Dollar Tree stores in the United States during the first quarter of fiscal 2022, increasing the price point on a majority of our $1.00 merchandise to $1.25. During fiscal 2022, we began investing in new products and modifying existing products to provide greater value for our customers and increase customer traffic and store productivity. We continue to expand our Dollar Tree Plus initiative which provides our customers with extraordinary value in discretionary and consumable categories priced at the $3, $4 and $5 price points. During 2021, we entered into a partnership with Instacart and as of January 28, 2023, our customers can shop online and receive same-day delivery from more than 7,800 Dollar Tree stores without having to visit a store. We are the owners of several trademarks including “Dollar Tree” and the “Dollar Tree” logo.
In our Dollar Tree Canada stores, we sell items principally for $1.50(CAD) or less. Our revenue and assets in Canada are not material.
We strive to exceed our customers’ expectations of the variety and quality of products they can purchase by offering items we believe typically sell for higher prices elsewhere. Merchandise imported directly typically accounts for approximately 41%-43% of our total retail value purchases, with the remaining merchandise purchased domestically. Our domestic purchases include basic, home, closeouts and promotional merchandise. We believe our mix of imported and domestic merchandise affords our buyers flexibility that enables them to consistently exceed our customers’ expectations. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that best meet our customers’ needs.
We carry approximately 8,000 items in our Dollar Tree stores and as of the end of fiscal 2022 approximately 25% of our items were automatically replenished. The remaining items are pushed to the stores and a portion can be reordered by our store managers on a weekly basis. Through automatic replenishment and our store managers’ ability to order product, each store manager is able to satisfy the demands of their particular customer base.
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
The merchandise mix in our Dollar Tree stores consists of:
•consumable merchandise, which includes everyday consumables such as household paper and chemicals, food, candy, health and personal care products, and in most stores, frozen and refrigerated food;
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
Family Dollar
In our 8,206 Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00. Our stores predominantly range from 6,000 - 8,000 selling square feet. The Family Dollar segment consists of our store operations under the Family Dollar brand and ten distribution centers. We have two primary initiatives for our Family Dollar stores, the H2 format and our Combo Store format, both of which incorporate elements of our Dollar Tree stores into Family Dollar stores. The H2 model stores include Dollar Tree $1.25 merchandise items and establish a minimum number of freezer and cooler doors throughout the store. As of January 28, 2023, we operated approximately 4,360 H2 stores. The Combo Store format, which was designed specifically for small towns and rural communities with populations of 3,000 to 4,000 residents, blends Family Dollar’s great value and assortment with select Dollar Tree merchandise categories under one roof. As of January 28, 2023, we operated approximately 810 Combo Stores. Our new and renovated H2 and Combo Stores have higher sales and operating income margins compared with legacy Family Dollar stores. During 2021, we entered into a partnership with Instacart and as of January 28, 2023, our customers can shop online and receive same-day delivery from more than 7,500 Family Dollar stores without having to visit a store. We are the owners of the trademarks “Family Dollar,” “Family Dollar Stores” and other names and designs of certain merchandise sold in Family Dollar stores.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value, lower-priced private labels. We purchase merchandise from a wide base of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2022, we purchased approximately 15% of our merchandise through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. In addition, merchandise imported directly typically accounts for approximately 15%-17% of our total retail value purchases.
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
Purchasing
We believe our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category. We leverage our merchandising team to source products that can be sold in both Dollar Tree and Family Dollar stores. We also believe our ability to negotiate with our vendor partners enables us to manage the margin impact of economic pressures. We buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. Historically, no vendor has accounted for more than 10% of total merchandise purchased by us.
Our merchandise systems provide us with valuable sales information to assist our buyers and improve product allocation to our stores. We use this information to target our inventory levels in our distribution centers and stores in order to plan for capacity and labor needs.
Distribution
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. We currently operate 25 distribution centers in the United States, 15 of which are primarily dedicated to serving our Dollar Tree stores and ten distribution centers primarily serve our Family Dollar stores. We expect future distribution centers to be built with the capability to service both Dollar Tree and Family Dollar stores. New distribution sites are strategically located to reduce the distance between the distribution centers and stores, maintain flexibility and improve efficiency in our store service areas. We expect to complete a significant expansion of our Ocala, Florida distribution center in 2024 which will include enhanced automation.
Our Dollar Tree stores receive approximately 92% of their inventory from our distribution centers via contract carriers and our Family Dollar stores receive approximately 70% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors or third party distributors. Our Family Dollar stores receive approximately 15% of their merchandise from McLane Company, Inc. For more information on our distribution center network, see “Item 2. Properties.”
Seasonality
For information on the impact of seasonality, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
Our segment of the retail industry is fragmented and highly competitive and we expect competition to increase in the future. We operate in the discount retail sector, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service, including merchandise delivery and checkout options. Our competitors include single-price dollar stores, multi-price dollar stores, mass merchandisers, online retailers, discount retailers, drug stores, convenience stores, independently-operated discount stores, grocery stores and a wide variety of other retailers. In addition, several competitors have sections within their stores devoted to “one dollar” price point merchandise, which further increases competition. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located. Our sales and profits could be reduced by increases in competition. There are no significant economic barriers for others to enter our retail sector.
Government Regulation
We are subject to a wide variety of local, state and federal laws and regulations within the United States and Canada. Compliance with these laws and regulations often requires the dedication of our associates’ time and attention, as well as financial resources. Historically, compliance with these laws and regulations did not have a material effect on our capital expenditures, earnings or competitive position; however, in fiscal 2022, we closed our West Memphis, Arkansas distribution center (“DC 202”) following observations of rodent infestation at the facility as well as other items that required remediation. During the first quarter of fiscal 2022, approximately 400 stores serviced by DC 202 were temporarily closed in connection with a retail-level product recall. We incurred costs related to the product recall, remediation efforts and asset impairment during fiscal 2022. Remediation-related costs included merchandise disposal costs, payroll and legal costs as well as incremental freight costs resulting from stores being serviced by distribution centers which are farther away.

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
We greatly value our people and invest in their personal well-being and professional growth through various human capital programs and initiatives, including the following:
•Compensation, benefits and well-being. We are committed to providing market-competitive pay for all positions and we are a pay-for-performance organization, offering performance-based compensation opportunities at nearly all levels of the organization, including certain hourly-paid positions. We strive to ensure gender and racial pay equity for employees performing equal or substantially similar work. Eligible associates can participate in our Retirement Savings Plan, which provides a dollar for dollar match on the first 5% of employee contributions and all associates can participate in our Employee Stock Purchase Plan. All full-time and part-time associates are eligible for competitive health and welfare benefits, including medical, dental and vision. Associates may be eligible for other benefits including disability and life insurance as well as primary caregiver and parental leave. We have a program that provides financial support to associates recovering from natural disasters and personal hardships as well as a scholarship program for associates with children pursuing higher education. We also offer a voluntary benefit called “pay any day,” which allows associates to advance their payday earnings for flexibility in meeting their bills and expenses.
•Talent development and retention. We believe in the growth and development of our associates and are committed to building a culture of learning in which associates are given the opportunity to enhance their skills at every stage of their career. To support this objective, we provide a multitude of professional and leadership development experiences, including online and instructor-led trainings, tuition reimbursement for graduate, undergraduate, GED and English as a Second Language classes, and discounted tuition at over 200 colleges and universities for our associates and their families. Retention of our associates is a focus for all leaders and we continue to strive to improve our turnover rate. To identify high-potential talent, leadership assesses talent at the store manager level and above on a regular basis through structured talent reviews and succession planning paired with customized development plans. This focus on talent resulted in more than 52,600 promotions in fiscal 2022.
•Diversity, equity and inclusion. We believe our associates should mirror our diverse customer base and the communities we serve. Our goal is to create and support a culture of inclusion within a diverse workforce where the unique skills and perspectives of our associates and customers are understood, respected and appreciated. To further this goal, we established a Diversity, Equity and Inclusion (DEI) Executive Council comprised of senior leaders from every department. The DEI Executive Council provides strategic and tactical leadership support to our Chief Diversity Officer (CDO) on all matters related to DEI. The CDO is charged with creating and implementing DEI-focused strategies consistent with our business goals, catalyzing cultural change throughout the organization and driving accountability at the senior management level for progress on key DEI objectives. In addition, we provide associate training on DEI topics and have formed a number of associate resource groups. Our objective is to build a platform to encourage professional development, support community outreach, cultivate mentoring, attract diverse talent and promote cross-functional teamwork for all employees. Each associate resource group will be supported by an executive sponsor who is a member of the DEI Executive Council or senior leadership team.
•Workplace safety. We strive to maintain a safe working environment for our associates with a safety program designed to promote accident prevention. Among other things, our environmental health and safety department establishes standard safety protocols and operating procedures across the company, and our field managers are responsible for overseeing associate safety training and conducting store safety audits. In response to the COVID-19 pandemic, we implemented several changes to protect our associates and our customers and to ensure adherence to Centers for Disease Control and Prevention recommendations.
•Communication and Engagement. We believe that our associates are the most critical part of our business, and supporting an engaging culture where people can do their best work is a top priority for our leaders. Over the last year we have added new channels to foster two-way dialogue and ensure we are listening to our associates and taking action on their feedback. A recent culture assessment helped identify areas of focus and prepare the organization for a robust employee engagement survey process to close the gap between our current culture and the culture we aspire to have.

As of January 28, 2023, we employed more than 207,500 associates, as follows:

	Store and Distribution Center Associates
	Dollar Tree	Family Dollar	Store Support Center Associates	Total
Full-time Associates	29,669	32,602	2,754	65,025
Part-time Associates	95,473	47,043	7	142,523
Total	125,142	79,645	2,761	207,548
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
Profitability and Operational Risks
Our profitability is vulnerable to increases in merchandise, shipping, freight and fuel costs, wage and benefit costs and other operating costs.
Future increases in costs such as the cost of merchandise (including the substitution of higher cost domestic goods), wage and benefit costs, ocean shipping rates, domestic freight costs, fuel and energy costs, duties and tariffs, merchandise loss (due to theft, damage, or errors) and store occupancy costs would reduce our profitability. We experienced material increases in wage rates and labor costs as well as in shipping rates, freight and fuel costs in 2022, and we expect further increases in certain cost categories in 2023. We have incurred additional costs as a result of recent minimum wage increases by certain states and localities and we expect additional minimum wage increases by states and localities in 2023. In addition, the federal minimum wage may increase depending on the outcome of legislation proposed in Congress, and the current administration may consider raising the minimum salary for store managers who have exempt status under the Fair Labor Standards Act. Separately, government or industry actions addressing the impact of climate change, or shifts in customer preferences for more sustainable, energy-efficient products, may result in increases in our merchandise or operating costs.
In our Dollar Tree segment, we raised our primary price point on merchandise to $1.25 in fiscal 2021. In addition, we continue to implement our Dollar Tree Plus initiative which provides our customers with discretionary categories priced at the $3 and $5 price points and beginning in fiscal 2022, we added $3, $4 and $5 frozen and refrigerated product in 3,500 stores. Although we have increased our price points at our Dollar Tree stores, our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset cost increases is critical to maintaining our profitability levels. Supply chain constraints and higher commodity costs could make it more difficult for us to obtain sufficient quantities of certain products and could negatively affect our product assortment and merchandise costs. We can give no assurance that we will be able to adjust our product assortment, operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can more easily raise the price of merchandise, customers may buy fewer products if prices were to increase. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of economic factors on our operations.

We are experiencing higher costs and disruptions in our distribution network, which have had and could have an adverse impact on our sales, margins and profitability.
Our success is dependent on our ability to import or transport merchandise to our distribution centers and store, pick and ship merchandise to our stores in a timely and cost-effective manner. We rely heavily on third parties including ocean carriers and truckers in these processes. We may not anticipate, respond to or control all of the challenges of operating our distribution network. Additionally, when our distribution centers fail to operate effectively, we could experience increased freight or operational costs or merchandise shortages that could lead to lost sales. We have also experienced trucking shortages, and increased trucking and fuel costs. Some of the factors that have had and could have an adverse effect on our distribution network or costs in 2023 are:
•Shipping costs. We have experienced significantly higher international and domestic freight costs. Domestically, diesel fuel prices have been and are expected to remain higher and may increase further because of international tensions. A significant increase in our freight costs could have a material adverse impact on our business and results of operations. Changes in import duties, import quotas and other trade sanctions could also increase our costs.
•Shipping disruptions. We have experienced disruptions in the global supply chain, including issues with shipping capacity, port congestion and pandemic-related port closings and ship diversions. Our receipt of imported merchandise has been and may be further disrupted or delayed as a result of these or other factors. Delays could potentially have a material adverse impact on future product availability, product mix, sales and merchandise margin, especially at Dollar Tree. In addition, our supply chain may be disrupted as a result of other international events such as armed conflict, war, economic sanctions or acts of terrorism.
•Efficient operations and management. Distribution centers and other aspects of our distribution network are complex and difficult to operate efficiently, and we have experienced and could continue to experience a reduction in operating efficiency resulting in delayed shipments of merchandise to our stores as a result of challenges in attracting and retaining an adequate and reliable workforce. Although we have offered sign-on bonuses, enhanced wages and other inducements in certain markets to address the shortage of labor at our distribution centers, such measures have increased our costs and are expected to continue to increase our costs, which could have an adverse effect on our margins and profitability. There can be no assurances that such measures will be adequate to attract and retain the workforce necessary for the efficient operation of our distribution centers.
•Trucking costs. We have experienced significant increases in trucking costs in recent years due to a truck driver shortage and other factors. The truck driver shortage also required us to increase our use of more expensive surge carriers to transport our merchandise.
•Diesel fuel costs. We have experienced volatility in diesel fuel costs and are expecting increases to continue in fiscal 2023 and may worsen, for example, because of the impact of international events such as trade restrictions on Russia on oil prices.
•Vulnerability to natural or man-made disasters, including climate change. A fire, explosion or natural disaster at a port or any of our distribution or store support facilities could result in a loss of merchandise and impair our ability to adequately stock our stores. Some facilities are vulnerable to earthquakes, hurricanes, tornadoes or floods, and an increase in the severity and frequency of extreme weather events and patterns may increase our operating costs, disrupt manufacturing or our supply chain, change customer buying patterns, result in closures of our stores or distribution and store support centers and impede physical access to our stores.
•Labor disagreement. Labor disagreements, disruptions or strikes, including at ports, rail networks or transportation companies, may result in lost sales due to shipping delays or disruptions in the delivery of merchandise to our distribution centers or stores and increase our costs.
•Direct-to-store deliveries. We rely on a limited number of suppliers for certain consumable merchandise, including frozen and refrigerated products. In fiscal 2022, we purchased and delivered approximately 15% of our merchandise for our Family Dollar segment, and to a lesser extent for our Dollar Tree segment, through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. We also rely on third parties to deliver frozen and refrigerated product, as well as chocolate in the summer, to our Dollar Tree stores. To the extent that supply chain disruptions and higher costs affect our suppliers, we may be subject to delays or reductions in deliveries and higher costs for merchandise. A substantial disruption in our relationship with or in service levels from these suppliers could have a material adverse impact on our business and results of operations.

We may stop selling or recall certain products for safety-related or other issues.
We may stop selling or recall certain products, including our private label brands, for safety-related or other issues, including product contamination, product content, improper manufacturing processes, improper testing, product mislabeling or product tampering. We may also stop selling or recall products if the products, the operations of our suppliers, or our operations violate applicable laws or regulations, including food, drug and cosmetic safety laws, or raise potential health and safety-related issues, including improper storage, product mishandling, contamination or other adulteration, or when products could cause injury, illness or death. Any recall may require significant management attention, and we could experience significant costs, lost sales, compliance or enforcement actions by governmental authorities which could result in fines or other penalties, and/or product liability legal claims and consumer lawsuits. Recalls may also subject us to public claims of false or deceptive advertising and other criticism. A significant product liability or other legal judgment against us, a regulatory enforcement action or a product recall could materially and adversely affect our reputation, financial condition and/or results of operations. Moreover, the negative publicity surrounding assertions against the products we sell or the standards we uphold could materially and adversely affect our business, reputation and/or profitability. Additionally, any product recall may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.
We have experienced the foregoing risks in connection with a retail-level recall that was initiated on February 18, 2022 in relation to our Family Dollar Distribution Center 202 in Arkansas (“DC 202”). For more information, see “Litigation, arbitration and government proceedings may adversely affect our business, financial condition and/or results of operations” on page 17 which includes, among other things, a description of legal proceedings relating to issues associated with DC 202.
Our business and results of operations could be materially harmed if we experience a decline in consumer confidence and spending as a result of consumer concerns about the quality and safety of our products or our brand standards.
We could experience a decline in consumer confidence and spending if our customers become concerned about the quality and safety of the products we sell. To date, other than with respect to the stores temporarily closed to permit the removal and destruction of relevant inventory, we have not experienced significant lost sales in connection with the Recall, but there can be no assurances that consumer confidence in the quality and safety of our products resulting from the Recall will not decline in the future. If there is a decline in consumer confidence in our products or brands, our reputation may be adversely affected and we may experience additional lost sales which could have a material adverse impact on our business and results of operations.
Inflation or other adverse change or downturn in economic conditions could impact our sales or profitability.
A deterioration in economic conditions could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. Adverse economic conditions such as a recession could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns or reduce our profitability due to lower margins. Other factors that could result in or exacerbate adverse economic conditions include inflation, higher unemployment, consumer debt levels, trade disputes, as well as adverse climate or weather conditions, worsening or new epidemics, terrorism or international tensions, including armed conflict and economic sanctions.
Furthermore, factors that could adversely affect consumer disposable income could decrease our customers’ spending on products we sell most profitably. In fiscal 2022, we experienced a material shift in consumer purchasing from higher-margin discretionary merchandise to lower-margin consumable goods which has negatively impacted our product mix and margins. Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to, inflation in food, housing, fuel or other energy costs, increased unemployment, increases in interest rates, lack of available credit, higher tax rates and other changes in tax laws, increasing healthcare costs, and changes in, decreases in, or elimination of, government subsidies such as unemployment and food assistance programs.
Although governmental authorities adopted substantial measures, including fiscal and monetary stimulus, to provide economic assistance to individual households and businesses and support economic stability during the COVID-19 pandemic, certain of the government assistance payments to households were temporary and were permitted to expire. There can be no assurance that current or future governmental efforts to support the economy during the pandemic or a recession will be sufficient to support future consumer spending at levels experienced previously or mitigate the negative effect of the pandemic on the economy. If consumer spending on the goods we sell declines as a result, there could be a material adverse impact on our business and results of operations.
Many of the factors identified above that affect disposable income, as well as merchandise costs, commodity rates, transportation costs (including the costs of diesel fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, barriers or increased costs associated with international trade and other economic factors also affect our ability to implement our corporate strategy effectively, our cost of goods sold and our selling, general and administrative expenses, and may have other adverse consequences which we are unable to fully anticipate or control, all of which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors.

If the COVID-19 pandemic and associated disruptions worsen or continue longer than expected, there could be a material adverse impact on our business and results of operations.
The continuing COVID-19 pandemic arising from a novel strain of coronavirus and its variants has caused on-going direct and indirect economic disruptions that have adversely affected, and are expected to continue to adversely affect, elements of our business. The COVID-19 pandemic, related public health measures and associated economic and social impacts have already contributed to, among other things, significant increases in the cost of operating our stores and distribution centers, disruptions in the patterns of consumer demand and traffic, and an increase in demand for online sales (which is an insignificant part of our business), home deliveries (which we began providing in 2021 through our partnership with Instacart) or curbside deliveries (which we do not offer), and changes in the labor markets.
There continues to be uncertainty and unpredictability about the lingering impact of COVID-19-related issues on our financial and operating results in future periods. If the pandemic worsens or continues longer than expected (as new variants emerge), governments may reinstate or extend business or personal restrictions, and we could be forced to curtail or restrict operations or incur additional costs. If major new variants emerge, we might also experience new disruptions in our supply chain and sources of supply, suffer facility closures or encounter additional difficulties in hiring or retaining the workforce required for our business. These circumstances, if applicable for an extended duration or across significant parts of our operating footprint, or if they fall during particularly meaningful holiday seasons, could have a material adverse effect on our business and results of operations.
We are unable to predict the full extent to which COVID-19-related issues will affect the economy and our customers, associates, suppliers, vendors, other business partners or our business, results of operations and financial condition. If the economic consequences of the pandemic linger and/or worsen, it could amplify many of the other risks described in this report.
Risks associated with our domestic and foreign suppliers could adversely affect our financial performance.
We are dependent on our vendors, including direct ship vendors, to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments due to financial or other difficulties, we could experience merchandise shortages which could lead to lost sales or increased merchandise costs if alternative sources must be used.
We rely on the timely availability of imported goods at favorable wholesale prices. Merchandise imported directly typically accounts for approximately 41%-43% of our Dollar Tree segment’s total retail value purchases and approximately 15%-17% of our Family Dollar segment’s total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. Imported goods are generally less expensive than domestic goods and result in higher profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:
•duties, tariffs or other restrictions on trade, including Section 301 tariffs that have already been imposed on imported Chinese goods;
•raw material shortages, work stoppages, government restrictions, strikes and political unrest, including any impact on vendors or shipping arising from epidemics, such as the COVID-19 pandemic;
•economic crises in the United States or abroad and international disputes or conflicts, including war and economic sanctions;
•changes in currency exchange rates or government policies and local economic conditions, including inflation (including energy prices and raw material costs) in the country of origin;
•potential changes to international trade agreements or the failure of the United States to maintain normal trade relations with China and other countries;
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

While the United States scaled back punitive Section 301 tariffs on certain Chinese imports based on an agreement reached with China in 2020, the imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.
Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
Existing store sales growth is critical to good operating results and is dependent on a variety of factors, including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. Failure to meet our sales targets could result in our needing to record material non-cash impairment charges related to our intangible assets. We believe increasing sales at Family Dollar depends in significant part on several initiatives, including price reductions, some of which remain in the early stages.
Our highest sales periods are during the Christmas and Easter seasons, and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores and help ship product from our distribution centers. A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect.
When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 17, 2022 and will be observed on April 9, 2023.
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
In addition, our expansion is dependent upon third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals. We have experienced higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores. We have also experienced delays in new store openings and the renovation of existing stores due to inspection, permitting and contractor delays. In addition, we have experienced delays in new store openings due to limitations on the availability of certain fixtures and equipment. We anticipate these increased costs and delays may continue for the foreseeable future, which could adversely affect our sales and profitability. Further, we may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.
Our profitability is affected by the mix of products we sell.
Our gross profit margin decreases when we increase the proportion of higher cost goods we sell. For example, some of our consumable products carry higher costs than other goods, so our gross profit margin will be negatively impacted as the percentage of our sales from higher cost consumable products increases. Imported merchandise and private label goods generally carry lower costs than domestic goods. Our product mix is affected by the supply of goods, including imported goods, and could be negatively impacted by various factors, including those described under “We are experiencing higher costs and disruptions in our distribution network, which have had and could have an adverse impact on our sales, margins and profitability” on page 11.
In our Family Dollar segment, our success also depends on our ability to select and obtain sufficient quantities of relevant merchandise at prices that allow us to sell such merchandise at profitable and appropriate prices. A sales price that is too high causes products to be less attractive to our customers and our sales at Family Dollar could suffer. We are continuing to refine our pricing strategy at Family Dollar to drive customer loyalty and have a strategic pricing team to improve our value and to increase profitability. Our inability to successfully implement our pricing strategies at Family Dollar could have a negative effect on our business.
In addition, our Family Dollar segment has a substantial number of private brand items and the number of such items has been increasing. We believe our success in maintaining broad market acceptance of our private brands depends on many factors, including our pricing, costs, quality and customer perception. We may not achieve or maintain our expected sales for our private brands and, as a result, our business and results of operations could be adversely impacted. Additionally, the increased number of private brands could negatively impact our existing relationships with our non-private brand suppliers.
Pressure from competitors may reduce our sales and profits.
The retail industry is highly competitive. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies, including mobile and online shopping. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. Some of our current or potential competitors have greater financial resources than we do. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors, and we believe that doing so may require substantial capital expenditures. Please see “Item 1. Business” for further discussion of the effect of competition on our operations.
Our business could be adversely affected if we fail to attract and retain qualified associates and key personnel.
Our growth and performance are dependent on the skills, experience and contributions of our associates, executives and key personnel for both Dollar Tree and Family Dollar. Various factors, including the pandemic, constraints on overall labor availability, wage rates, regulatory or legislative impacts, and benefit costs could impact our ability to attract and retain qualified associates at our stores, distribution centers and corporate offices.
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
We completed the conversion of our predominant product price from $1.00 to $1.25 for the vast majority of merchandise in all Dollar Tree stores during the first quarter of fiscal 2022. Although to date the increase in the price point has more than offset the decline in the number of units sold, there can be no assurances that the price increase will not have an adverse effect on our business in the future. In addition, we are continuing to implement our important strategic initiatives that are designed to create growth, improve our results of operations and drive long-term shareholder value, including:
•the expansion of a multi-price initiative in Dollar Tree stores;
•the introduction of selected Dollar Tree merchandise into Family Dollar stores;
•the roll-out of the Combo Store format that combines a Dollar Tree store and Family Dollar store in a single location;
•the renovation of Family Dollar stores to the H2 and other formats;
•our partnership with Instacart to provide home delivery of merchandise purchased online; and
•our plans relating to new store openings for Dollar Tree and Family Dollar generally.
The implementation, timing and results of these strategic initiatives are subject to various risks and uncertainties, including the acceptance of multi-priced merchandise by Dollar Tree customers; customer acceptance of new store concepts and merchandise offerings; construction and permitting delays relating to new and renovated stores; the availability of desirable real estate locations for lease at reasonable rates; the lingering impact of the COVID-19 pandemic and associated economic issues; the success of our strategies; and other factors beyond our control. In addition, several of these initiatives depend on the timeliness, cost and availability of adequate levels of the appropriate domestic and imported merchandise, our ability to execute on our plans and expectations with respect to those initiatives and our ability to implement those initiatives within budget and with the expected return. To the extent that shipping delays, supply chain disruptions and other distribution logistics adversely affect the availability of merchandise necessary to implement our strategic initiatives, we may delay or reduce our planned rate of implementation of one or more of those initiatives.
In addition, building on our current initiatives, we are currently developing plans to make additional multi-year strategic investments across the Dollar Tree and Family Dollar banners to further position the company for long-term sustained growth. We anticipate that these investments will relate to four key areas of our business: our associates, our distribution center network and supply chain, our product pricing and value proposition, and our technology infrastructure. Within these areas, the focus of these investments is expected to be on associate wages, improved store execution, enhanced safety and working conditions, increased supply chain efficiencies, competitive pricing at Family Dollar, and enhancements to our systems infrastructure. There is a risk that our investments in these initiatives may increase our costs and reduce our margins and profitability if the initiatives do not achieve their intended purposes.
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
Should we experience business challenges or significant negative industry or general economic trends, we could recognize impairments to our goodwill, intangible assets and other long-lived assets. We monitor key assumptions and other factors utilized in our goodwill impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition. For additional information on goodwill impairments, please refer to Note 1 to our consolidated financial statements under the caption “Goodwill and Nonamortizing Intangible Assets.”
Cybersecurity and Technology Risks
We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems, including because of a cyber-attack, could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
We rely extensively on our computer and technology systems and, in certain cases, those of third-party service providers to support nearly all key functions in our business, including managing inventory, operating our stores, processing credit card and customer transactions and summarizing results. Our ability to effectively manage our business and coordinate the distribution and sale of our merchandise depends significantly on the capabilities, confidentiality, integrity and availability of these systems and on our ability to successfully acquire and integrate upgraded or replacement systems as needed to support our business requirements and strategic initiatives. We also rely on third-party providers and platforms for many of these computer and technology systems and support.
Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available to us. This may be as the result of deliberate breach in the security of these systems or platforms by bad actors, including through malicious software, ransomware and other cyber-attacks, which may originate from state actors and may increase during times of international tensions. Failures may also be caused by various other factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, obsolescence or failure of vendor support, problems with transitioning to upgraded or replacement systems or platforms and related business process changes, flaws in third-party software or services, errors or improper use by our employees or third-party service providers.
We plan to make investments in our information technology systems in fiscal 2023 to support the growth of our business. If our information technology systems are not adequate to support our strategic initiatives, our growth and the success of our initiatives may be adversely affected. If these systems are damaged or fail to function adequately, we may incur substantial costs to repair or replace them, may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions and may receive negative publicity, which could adversely affect our results of operations and business. In addition, remediation of any problems with our systems could take an extensive amount of time and could result in significant, unplanned expenses.
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
The security measures that we and/or our third-party suppliers put in place cannot provide absolute security to safeguard our customers’ personal information (including debit and credit card information), our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information.
Cybercriminals, who may include well-funded state actors or organized criminal groups, are rapidly evolving their cyberattack techniques and tactics, which are becoming increasingly more sophisticated and challenging to detect. We and/or our third-party suppliers may be vulnerable to and unable to anticipate, detect, and appropriately respond to cyber-security attacks, including data security breaches and data loss.

We are also subject to laws and regulations in various jurisdictions in which we operate regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. These laws permit regulators to assess potentially significant fines for data privacy violations and may create a right for individuals to bring class action suits seeking damages for violations. Our efforts to comply with consumer privacy laws and other similar privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.
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
Moreover, significant additional capital investments and other expenditures could also be required to continue to strengthen our overall cyber-security posture and prevent future security breaches, including costs associated with additional security technologies, personnel, experts and services (e.g., credit-monitoring services) for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
The unavailability of our information technology systems or the failure of those systems or software to perform as required to support our business needs for any reason and any inability to respond to, or recover from, such events, could disrupt our business, decrease performance and increase overhead costs. If we are unable to secure our customers’ credit card and confidential information, or other private data relating to our associates, suppliers or our business, we could be subject to negative publicity, costly government enforcement actions or private litigation and increased costs. If our information technology systems and processes are insufficiently provisioned or improperly designed and implemented to support our business, our strategic initiatives may not deliver anticipated results. Any of these factors could have a material adverse effect on our results of operations or business.
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
In addition, due to the types of products that we sell, our operations are subject to regulatory oversight by the FDA, the USDA, the Occupational Health and Safety Administration, and other federal, state, local and applicable foreign governmental authorities. If such authorities believe that we have failed to comply with applicable regulations and/or procedures, they may require prompt corrective action, and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations in one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products, and assessing civil or criminal sanctions or penalties. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively selling our products and could have a material adverse effect on our business, financial condition and/or results of operations.
From January 11, 2022 through February 11, 2022, DC 202 was inspected by the FDA and USDA. On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at DC 202, as well as other items that require remediation. In connection therewith, on February 18, 2022, we initiated a retail-level product recall of FDA and USDA-regulated products stored and shipped to approximately 400 stores from DC 202 from January 1, 2021 through such date (the “Recall”). We temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, committed to the FDA to continue to cease the shipment of FDA-regulated products from DC 202 until FDA approval is received, and initiated corrective actions at DC 202. In June 2022, we stopped shipping to stores from DC 202 and have since closed the facility and disposed of all of the inventory that was in the facility. On November 9, 2022 we received an FDA warning letter in connection with the DC 202 inspection. The conditions and issues detailed in the warning letter are generally the same as those described in the Form 483 observations or were otherwise observed during the inspection. The warning letter acknowledged certain remedial actions we have taken in response to the Form 483 observations, including conducting the recall and closing the facility. We are taking this matter extremely seriously and continue to cooperate with the FDA. If the FDA and/or other governmental authorities are not satisfied with these corrective actions or observe issues in our other distribution centers or stores, they may initiate other enforcement or administrative actions, which may have a material adverse effect on our business, financial condition and/or results of operations. Also see “We may stop selling or recall certain products for safety-related or other issues” on page 12.
Since February 22, 2022, we have received 14 putative class action complaints related to issues noted above associated with DC 202. The lawsuits are proceeding in federal court in Tennessee using the federal court’s multi-district litigation (“MDL”) process. An amended consolidated complaint seeking class action status was filed October 17, 2022 alleging violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, negligence, misrepresentation, deception and unjust enrichment related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of, money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief. On April 28, 2022, the State of Arkansas filed a complaint in state court alleging violations of the Arkansas Deceptive Trade Practices Act, gross negligence and negligence, strict liability in tort, unjust enrichment and civil conspiracy related to the same underlying matters as the putative class actions above. The State of Arkansas is seeking injunctive relief, restitution, disgorgement, damages, civil penalties, punitive damages and suspension or revocation of our authorization to do business in Arkansas.
We have defended and intend to continue defending ourselves vigorously in the foregoing litigations. We filed a motion to dismiss the amended consolidated complaint and a ruling on the motion by the court is expected in early 2023. If our motion is denied in whole or in part (including on appeal), the case would move to class certification, which we intend to oppose. We are unable to determine at this time whether our motion to dismiss will be granted or whether a class can be certified. We do not believe that the cases will, individually or in the aggregate, have a material adverse effect on our business or financial condition. However, we cannot assure that these litigations, individually or in the aggregate, will not have a material adverse effect on our results of operations for the period or year in which they are reserved or resolved.
On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation and compliance with law regarding certain of our procedures and products. In connection with this matter, we have been investigating the condition of FDA-regulated product shipped from DC 202. We are cooperating fully with the U.S. Department of Justice investigation, including having produced documents and provided additional information. As part of this cooperation, we may engage in discussions with the government in an effort to reach a negotiated resolution. Due to the inherent uncertainties associated with this matter, no assurance can be given as to the timing or outcome of this matter, which could include penalties and company undertakings.
Our products could also cause illness or injury, harm our reputation, and subject us to litigation. We are dependent on our vendors to ensure that the products we buy comply with all applicable safety standards. However, product liability, personal injury or other claims may be asserted against us relating to product adulteration, product tampering, mislabeling, recall and other safety issues with respect to the products that we sell, or with respect to our handling or storage of such products, including as a result of the issues raised by the pending Arkansas FDA Matter (which has led to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses). A significant product liability, consumer fraud, or other legal judgment against us, a related regulatory compliance or enforcement action or a product recall could materially and adversely affect our reputation, financial condition and/or results of operations. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against the products we sell could materially and adversely affect our reputation. We seek but may not be successful in obtaining contractual indemnification from our vendors, where appropriate, or insurance coverage, and if we do not have adequate contractual indemnification or insurance available, such claims could adversely affect our business, financial condition and/or results of operations. Our ability to obtain the benefit of contractual indemnification from vendors may be hindered by our ability to enforce contractual indemnification obligations against such vendors, for example because the vendors are overseas or lack financial resources. Our litigation-related expenses could increase as well, which also could have a materially negative impact on our financial condition and/or results of operations even if a claim is unsuccessful or is not fully pursued.
The outcome of such matters is difficult to assess or quantify. Plaintiffs in these types of lawsuits or proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, certain of these matters, if decided adversely to us or settled by us, may result in an expense that may be material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. If we experienced a material loss arising from these matters, we could also become subject to shareholder derivative suits and securities litigation. The cost to defend current and future litigation or proceedings, including arbitrations, may be significant. There also may be adverse publicity associated with litigation, including litigation related to product or food safety, customer information and environmental or safety requirements, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

For a discussion of current legal matters, please see “Item 3. Legal Proceedings” and Note 4 to our consolidated financial statements under the caption “Contingencies.” Resolution of these matters, if decided against us, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.
Changes in laws and government regulations or in other stakeholder expectations concerning business conduct, or our failure to adequately estimate the impact of such changes or expectations, could increase our expenses, expose us to legal risks or otherwise adversely affect us.
Our business is subject to a wide array of laws and regulations, and changes to those laws and regulations could have an adverse effect on our business. For example, various municipalities regulate the placement or proximity of our stores or may place requirements on the types of products we sell. In addition, the adoption of new environmental laws and regulations in connection with climate change and the proposed transition to a low carbon economy, including any federal or state laws enacted to regulate or tax greenhouse gas emissions, could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling, single-use plastics, extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency standards and product labeling. If carbon pricing or carbon taxes are adopted, there is a significant risk that the cost of merchandise from our suppliers will increase and adversely affect our business and results of operations.
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
We operate in an increasingly regulated environment across a large and diverse geographic footprint, and we devote substantial resources to ensure effective compliance. If our programs do not adequately anticipate emerging regulatory expectations or requirements, or if we fail to appropriately design and maintain an effective enterprise compliance program and system of controls to prevent and detect non-compliance, including implementing and communicating a strong culture of compliance, there is a possibility any failure to comply with applicable laws and regulations would subject us to enhanced legal risks and adverse outcomes.
In addition to the legal requirements above, we are subject to the influence of a wide range of non-governmental stakeholders whose expectations on topics related to those described above may impact our business. We may be pressured by our shareholders, associates or customers, or others in the communities where we operate to adopt practices or policies that are more prescriptive than those required by law. Similar influences may impact our merchandise and other vendors which would indirectly affect our business. To the extent that these influences result in changes to our operations, we could experience higher costs, and there can be no assurance we will experience offsetting positive effects on our results of operations. If our stakeholders perceive that we have not adequately addressed their expectations, our reputation could be negatively affected which could have an adverse impact on our business and results of operations.
Risks Relating to Indebtedness
Our substantial indebtedness could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures.
Our substantial level of indebtedness could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of January 28, 2023, our total indebtedness is $3.45 billion. We may in the future incur substantial additional indebtedness. In addition, we have $1.5 billion of additional borrowing availability under our revolving credit facility, less amounts outstanding for letters of credit totaling $4.4 million.
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
Our revolving credit facility is subject to variable rates that expose us to interest rate risk. We may also incur additional indebtedness subject to variable rates in the future. Interest rates have increased in fiscal 2022 and further increases are anticipated. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income decreases. Although we may enter into interest rate swaps involving the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility, we cannot assure you we will choose to or be able to do so.
Borrowings under our revolving credit facility bear interest at a rate derived from the Secured Overnight Financing Rate (“SOFR”). As a result of the discontinuation of LIBOR as a reference rate in June 2023, there is uncertainty as to whether the transition from LIBOR to SOFR or another reference rate will result in financial market disruptions or higher interest costs to borrowers, which could increase our interest expense and have an adverse effect on our business and results of operations. Additionally, any successor rate to SOFR under our revolving credit facility may not have the same characteristics as SOFR or LIBOR. As a result, the amount of interest we may pay on our revolving credit facility is difficult to predict.
Risks Relating to Our Common Stock
Our business or the value of our common stock could be negatively affected as a result of actions by shareholders.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. The Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with our shareholders will be successful. Shareholders who disagree with our strategy or the way we are managed may seek to effect change in the future, through various strategies that could include private engagement, publicity campaigns, proxy contests, and litigation. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management and employees, and impact our relationship with investors, vendors, and other third parties. Shareholder engagement also may result in changes to our business plans, operations, strategies, initiatives, governance, management and risk factors. The perceived uncertainty as to our future direction resulting from these actions of shareholders could also affect the market price and volatility of our common stock.
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
Our Articles of Incorporation and By-Laws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his/her best interest. These provisions, among other things:
•provide that only the Board of Directors, the chairman or vice chairman of the Board, the chief executive officer or shareholders who own 15% or more of the outstanding shares of our common stock may call special meetings of the shareholders;
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of January 28, 2023, we operated 16,096 stores across the contiguous United States and the District of Columbia and operated 244 stores within five Canadian provinces.
The Dollar Tree segment includes 8,134 stores operating under the Dollar Tree and Dollar Tree Canada brands with stores predominantly ranging from 8,000 - 10,000 selling square feet. The Family Dollar segment includes 8,206 stores operating under the Family Dollar brand with stores predominantly ranging from 6,000 - 8,000 selling square feet. For additional information on store counts and square footage by segment for the years ended January 28, 2023 and January 29, 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Overview.”
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
Our network of distribution centers is strategically located throughout the United States to support our stores. As of January 28, 2023, we operated 25 distribution centers occupying a total of 23.2 million square feet, 15 of which are primarily dedicated to serving our Dollar Tree stores and ten distribution centers primarily serve our Family Dollar stores. We expect future distribution centers to be built with the capability to service both Dollar Tree and Family Dollar stores. Our distribution network supports multiple store formats including H2, Combo Stores and Dollar Tree Plus. We ship to our H2 format stores from our Family Dollar distribution centers and we ship to our Dollar Tree Plus format stores from our Dollar Tree distribution centers. Our Combo Stores receive shipments from both Dollar Tree and Family Dollar distribution centers. Except for 0.4 million square feet of our distribution center in San Bernardino, California and short-term leases for offsite facilities, all of our distribution center capacity is owned.
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
Our store support center in Chesapeake, Virginia is located in an approximately 0.5 million square foot office tower that we own.
For more information on financing of our new, expanded and renovated stores, and distribution centers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Funding Requirements.”

Item 3. Legal Proceedings
For information regarding legal proceedings in which we are involved, please see Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, under the caption “Contingencies.” For a further description of certain of these matters and their impact, see “Item 1A. Risk Factors”: “We may stop selling or recall certain products for safety-related or other issues” on page 12 and “Litigation, arbitration and government proceedings may adversely affect our business, financial condition and/or results of operations” on page 17.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market® under the symbol “DLTR.” As of March 3, 2023, we had 2,125 shareholders of record.
Issuer Purchases of Equity Securities
During fiscal 2022, fiscal 2021 and fiscal 2020, we repurchased 4,613,696, 9,156,898 and 3,982,478 shares of common stock, respectively, on the open market at a total cost of $647.5 million, $950.0 million and $400.0 million, respectively. The fiscal 2022 share repurchases occurred prior to the fourth quarter. As of January 28, 2023, we had $1.85 billion remaining under our Board repurchase authorization. The repurchase authorization does not have an expiration date.
Stockholder Matters
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended January 28, 2023, compared with the cumulative total returns of the S&P 500 Index and the S&P 500 Retailing Index. The comparison assumes that $100 was invested in our common stock on February 3, 2018, and, in each of the foregoing indices on February 3, 2018, and that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Year Ended
	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023
Dollar Tree, Inc.	$100.00	$88.84	$80.01	$93.41	$118.06	$138.17
S&P 500 Index	100.00	97.69	118.87	139.37	171.83	157.71
S&P 500 Retailing Index	100.00	108.42	127.45	180.19	195.77	160.10
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of Form 10-K generally discusses 2022 and 2021 events and results and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
Initiatives and Recent Developments
Our initiatives, as well as other recent developments that have had or are expected to have an impact on our business or results of operations are listed below:
•Dollar Tree
◦In September 2021, we announced our new $1.25 price point initiative and we completed the rollout of this initiative to all Dollar Tree stores during the first quarter of fiscal 2022, increasing the price point on a majority of our $1 merchandise to $1.25. To date, the increase in the price point has more than offset the decline in the number of units sold. During fiscal 2022, we began investing in new products and modifying existing products to provide greater value for our customers and increase customer traffic and store productivity. While our gross margin was higher in the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, because of the investments in new products, the increase was not as high as it was in the first three quarters of fiscal 2022 and we expect Dollar Tree’s gross margin to be lower in the first half of fiscal 2023.
◦We began testing the Instacart online delivery service at Dollar Tree stores in the third quarter of fiscal 2021 and began rolling it out in the fourth quarter of fiscal 2021. As of January 28, 2023, the Instacart platform covers more than 7,800 Dollar Tree stores. This enables our customers to shop online and receive same-day delivery without having to visit a store.
◦In fiscal 2022, we continued to implement our Dollar Tree Plus initiative which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in discretionary categories. As of January 28, 2023, we have approximately 2,500 Dollar Tree Plus stores. We plan to accelerate the implementation of the Dollar Tree Plus initiative in fiscal 2023 by adding the concept to an additional 1,800, or more, stores. In addition, beginning in fiscal 2022, we added $3, $4 and $5 frozen and refrigerated product to 3,500 stores.
◦The rollout of our Crafter’s Square initiative to all of our Dollar Tree stores was completed during fiscal 2020. The Crafter’s Square assortment carries mark-ups which are higher than our average mark-up.
•Family Dollar
◦In fiscal 2022, we continued to implement our H2 initiative. Our H2 stores have significantly improved merchandise offerings throughout the store, including the addition of Dollar Tree $1.25 merchandise items and establishing a minimum number of freezer and cooler doors. These stores have higher customer traffic and provide a higher average comparable store net sales lift, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of January 28, 2023, we have approximately 4,360 H2 stores.
◦Building on the success of the H2 format, in March 2021, we announced the development of a new combination store format. Combo Stores leverage the strengths of the Dollar Tree and Family Dollar brands under one roof to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents. As of January 28, 2023, we operated approximately 810 Combo Stores.
◦After a successful pilot program in 2020, we entered into a partnership with Instacart in February 2021, which covers more than 7,500 Family Dollar stores across the United States as of January 28, 2023.
◦We added adult beverage to approximately 570 stores in fiscal 2022. We believe the addition of adult beverage to our assortment drives traffic to our stores. As of January 28, 2023, there were more than 3,300 stores selling adult beverage products.

◦On February 11, 2022, the Food and Drug Administration issued Form 483 observations primarily regarding rodent infestation at our West Memphis, Arkansas distribution center (“DC 202”), as well as other items that require remediation. During the first quarter of fiscal 2022, approximately 400 stores serviced by DC 202 were temporarily closed in connection with a retail-level product recall. We incurred approximately $65.0 million in costs related to the product recall, remediation efforts and asset impairment during fiscal 2022. Remediation-related costs included merchandise disposal costs, payroll and legal costs.
•Strategic Investments
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
•Supply Chain
◦Inventory: During fiscal 2021, we experienced significant disruptions in our supply chain which impacted our ability to ship products from overseas on a timely basis. During the second and third quarters of fiscal 2022 these challenges subsided; however, as a result of receiving inventory more timely, our inventory levels exceeded the storage capacity of some of our distribution centers. As a result, we arranged for temporary offsite warehouse storage facilities and incurred detention costs and incremental drayage costs that increased our cost of goods sold.
◦Freight Costs: We experienced significantly higher international and domestic freight costs as a result of disruptions in the global supply chain during the second half of fiscal 2021 and into the first half of fiscal 2022. Domestically, diesel fuel prices were higher in fiscal 2022 than in the prior year and may increase further in fiscal 2023 because of international tensions. We are a large importer of merchandise from Asia and rely heavily on domestic freight to transport goods to our distribution centers and stores, which makes us particularly sensitive to freight costs. Due to these trends, in fiscal 2022, import and domestic freight costs were higher compared to fiscal 2021; however, we expect freight costs to be lower in fiscal 2023 compared with fiscal 2022.
•Long-term Debt
◦During the fourth quarter of 2021, we completed the registered offering of $800.0 million of 2.65% Senior Notes due 2031 and $400.0 million of 3.375% Senior Notes due 2051 and used the proceeds of the offering to redeem the $1.0 billion 2023 Notes, which resulted in our incurring a $43.8 million prepayment penalty and we accelerated the expensing of $2.7 million of deferred financing and original issue discount costs associated with the 2023 Notes;
◦During the fourth quarter of 2021, we entered into a credit agreement for a $1.5 billion revolving credit facility, which replaced our then-existing $1.25 billion revolving credit facility.
For additional information regarding the risks related to our business and operations, including risks relating to the implementation of our initiatives, see “Item 1A. Risk Factors.”
Overview
We are a leading operator of more than 16,300 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price of $1.25. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores. Second is the performance of stores once they are open which can be impacted by a number of factors including operational performance, competition, inflation and changes in the product assortment, pricing, or quality. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded or remodeled during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand.

At January 28, 2023, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. A breakdown of store counts and square footage by segment for the years ended January 28, 2023 and January 29, 2022 is as follows:

	Year Ended
	January 28, 2023			January 29, 2022
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,061	8,016	16,077	7,805	7,880	15,685
New stores	131	333	464	311	225	536
Re-bannered stores	(5)	9	4	1	(1)	—
Closings	(53)	(152)	(205)	(56)	(88)	(144)
Ending	8,134	8,206	16,340	8,061	8,016	16,077
Relocations	28	92	120	56	68	124

Selling Square Feet (in millions):
Beginning	69.7	59.2	128.9	67.4	57.7	125.1
New stores	1.1	3.1	4.2	2.7	2.0	4.7
Re-bannered stores	—	0.1	0.1	—	—	—
Closings	(0.4)	(1.1)	(1.5)	(0.5)	(0.6)	(1.1)
Relocations	0.1	0.3	0.4	0.1	0.1	0.2
Ending	70.5	61.6	132.1	69.7	59.2	128.9
Stores are included as re-banners when they close or open, respectively.
The average size of stores opened in 2022 was approximately 8,660 selling square feet (or about 10,710 gross square feet) for the Dollar Tree segment and 9,160 selling square feet (or about 11,210 gross square feet) for the Family Dollar segment. For 2023, we continue to plan to open stores that are 8,000 - 10,000 selling square feet (or about 10,000 - 12,000 gross square feet) for both the Dollar Tree segment and the Family Dollar segment. We believe that these size stores are in the ranges of our optimal sizes operationally and give our customers a shopping environment which invites them to shop longer, buy more and make return visits.
Fiscal 2022, fiscal 2021 and fiscal 2020 each included 52 weeks.
The percentage change in comparable store net sales for the fiscal year ended January 28, 2023, as compared with the preceding year, is as follows:

	Year Ended January 28, 2023
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	5.9%	(2.7)%	8.9%
Dollar Tree Segment	9.0%	(3.9)%	13.4%
Family Dollar Segment	2.4%	(1.0)%	3.4%
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

Net Sales

	Year Ended			Percentage Change
	January 28,	January 29,	January 30,	Fiscal 2022 vs. Fiscal 2021
(dollars in millions)	2023	2022	2021
Net sales	$28,318.2	$26,309.8	$25,508.4	7.6%
Comparable store net sales change	5.9%	1.1%	6.0%
The increase in net sales from 2021 to 2022 was a result of comparable store net sales increases in the Dollar Tree and Family Dollar segments and sales of $758.6 million at new stores.
Enterprise comparable store net sales increased 5.9% in 2022, as a result of an 8.9% increase in average ticket, partially offset by a 2.7% decrease in customer traffic. Comparable store net sales increased 9.0% in the Dollar Tree segment and increased 2.4% in the Family Dollar segment.
Gross Profit

	Year Ended			Percentage Change
	January 28,	January 29,	January 30,	Fiscal 2022 vs. Fiscal 2021
(dollars in millions)	2023	2022	2021
Gross profit	$8,921.9	$7,725.9	$7,787.4	15.5%
Gross profit margin	31.5%	29.4%	30.5%	2.1%
The increase in gross profit margin from 2021 to 2022 was a result of the net of the following:
•Merchandise cost, which includes freight, decreased 255 basis points resulting primarily from higher initial mark-on, partially offset by higher freight costs and increased sales of lower margin consumable merchandise on the Family Dollar segment.
•Occupancy costs decreased 30 basis points due to leverage from the comparable store net sales increase.
•Distribution costs decreased 5 basis points due to leverage from the comparable store net sales increase and higher capitalized amounts resulting from increases in inventory levels, partially offset by higher maintenance and compliance costs and higher hourly wages in our distribution centers.
•Shrink costs increased 30 basis points resulting from unfavorable inventory results in relation to accruals.
•Markdown costs increased 45 basis points primarily due to higher promotional and clearance markdowns on the Family Dollar segment and higher clearance markdowns resulting from a move to a higher value assortment at the $1.25 price point on the Dollar Tree segment.
Selling, General and Administrative Expenses

	Year Ended			Percentage Change
	January 28,	January 29,	January 30,	Fiscal 2022 vs. Fiscal 2021
(dollars in millions)	2023	2022	2021
Selling, general and administrative expenses	$6,699.1	$5,925.9	$5,900.4	13.0%
Selling, general and administrative expense rate	23.6%	22.5%	23.1%	1.1%
The increase in the selling, general and administrative expense rate from 2021 to 2022 was the result of the following:
•Other selling, general and administrative expenses increased 70 basis points primarily due to long-lived asset impairments related to certain Family Dollar stores and the Family Dollar West Memphis, Arkansas distribution center, higher legal fees, including costs related to the reconstitution of the Board of Directors, unfavorable development of general liability claims and inflationary pressure across several expense categories.

•Store facility costs increased 35 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, higher utility costs and costs associated with the removal of product from certain Family Dollar stores in connection with the retail-level product recall.
•Payroll expenses increased 10 basis points primarily due to minimum wage increases and other investments in store payroll and higher stock compensation expenses, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense was unchanged as a percentage of total revenue, as capital expenditures related to store renovations and improvements were offset by leverage from the comparable store net sales increase.
Operating Income

	Year Ended			Percentage Change
	January 28,	January 29,	January 30,	Fiscal 2022 vs. Fiscal 2021
(dollars in millions)	2023	2022	2021
Operating income	$2,236.3	$1,811.4	$1,887.9	23.5%
Operating income margin	7.9%	6.9%	7.4%	1.0%
Operating income margin increased to 7.9% in fiscal 2022 compared to 6.9% in fiscal 2021, resulting from the increase in gross profit margin, partially offset by the increase in the selling, general and administrative expense rate, as described above.
Interest Expense, Net

	Year Ended			Percentage Change
	January 28,	January 29,	January 30,	Fiscal 2022 vs. Fiscal 2021
(dollars in millions)	2023	2022	2021
Interest expense, net	$125.3	$178.9	$147.3	(30.0)%
Interest expense, net decreased $53.6 million in fiscal 2022 compared to the prior year, resulting from the refinancing of our debt in the fourth quarter of 2021, which resulted in prepayment penalties of $43.8 million and the acceleration of the expensing of $2.7 million of amortizable non-cash deferred financing costs. Higher interest income on investments more than offset interest expense on credit facility borrowings in the current year.
Provision for Income taxes

	Year Ended			Percentage Change
	January 28,	January 29,	January 30,	Fiscal 2022 vs. Fiscal 2021
(dollars in millions)	2023	2022	2021
Provision for income taxes	$495.2	$304.3	$397.9	62.7%
Effective tax rate	23.5%	18.6%	22.9%	4.9%
The effective tax rate for 2022 was 23.5% compared to 18.6% for 2021. The 2022 effective rate increased compared to the prior year rate primarily due to a deferred tax benefit in the prior year related to state entity restructuring as well as higher non-deductible executive compensation and lower Work Opportunity Tax credits as a percentage of pre-tax income in the current year.
Segment Information
We operate more than 16,300 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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

Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended			Percentage Change
	January 28,	January 29,	January 30,	Fiscal 2022 vs. Fiscal 2021
(dollars in millions)	2023	2022	2021
Net sales	$15,405.7	$13,922.1	$13,265.0	10.7%
Gross profit	5,775.5	4,603.6	4,543.8	25.5%
Gross profit margin	37.5%	33.1%	34.3%	4.4%
Operating income	$2,536.0	$1,607.0	$1,598.0	57.8%
Operating income margin	16.5%	11.5%	12.0%	5.0%
Net sales for the Dollar Tree segment increased $1,483.6 million, or 10.7%, in 2022 compared to 2021 due to an increase in comparable store net sales of 9.0% and $372.8 million of new store sales. Average ticket increased 13.4% and customer traffic declined 3.9% in 2022. Net sales were positively impacted by our $1.25 price point initiative which increased the selling price of the majority of our $1 merchandise to $1.25. The rollout of this initiative was completed during the first quarter of fiscal 2022. The increase in price point more than offset the decline in the number of units sold during the year.
Gross profit margin for the Dollar Tree segment increased to 37.5% in 2022 from 33.1% in 2021. The increase is due to the net of the following:
•Merchandise cost, which includes freight, decreased 410 basis points primarily due to higher initial mark-on, partially offset by higher freight costs.
•Occupancy costs decreased 60 basis points primarily due to leverage from the comparable store net sales increase.
•Distribution costs decreased 10 basis points due to leverage from the comparable store net sales increase and higher capitalized balances resulting from increases in inventory levels partially offset by higher hourly wages in our distribution centers.
•Shrink costs increased 20 basis points resulting from unfavorable inventory results in relation to accruals.
•Markdown costs increased 20 basis points resulting primarily from markdowns for clearance items as we move to a higher value assortment at the $1.25 price point.
Operating income margin for the Dollar Tree segment increased to 16.5% in 2022 from 11.5% in 2021 as a result of the gross profit margin increase noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased to 21.0% in 2022 compared to 21.5% in 2021 as a result of the net of the following:
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
•Store facility costs increased 15 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates and higher utility costs, partially offset by leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased 25 basis points primarily due to unfavorable development of general liability claims, the benefit in the prior year associated with the realization of certain tax credits and inflationary pressure across several expense categories in the current year.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	Year Ended			Percentage Change
	January 28,	January 29,	January 30,	Fiscal 2022 vs. Fiscal 2021
(dollars in millions)	2023	2022	2021
Net sales	$12,912.5	$12,387.7	$12,243.4	4.2%
Gross profit	3,146.4	3,122.3	3,243.6	0.8%
Gross profit margin	24.4%	25.2%	26.5%	(0.8)%
Operating income	$127.5	$543.1	$655.6	(76.5)%
Operating income margin	1.0%	4.4%	5.4%	(3.4)%
Net sales for the Family Dollar segment increased $524.8 million, or 4.2%, in 2022 compared to 2021 due to $385.8 million of new store sales and a comparable store net sales increase of 2.4%. Average ticket increased 3.4% and customer traffic declined 1.0% in 2022. During the first quarter of 2022, approximately 400 stores serviced by the West Memphis, Arkansas distribution center were temporarily closed in connection with a retail-level product recall. The Family Dollar comparable store net sales increased 2.8% when excluding the effect of the store closures. Net sales in the prior year were positively impacted by significant government stimulus dollars provided to our customers.
Gross profit margin for the Family Dollar segment decreased to 24.4% in 2022 compared to 25.2% in 2021. The decrease is due to the net of the following:
•Markdown costs increased 80 basis points primarily due to higher promotional and clearance markdowns.
•Shrink costs increased 45 basis points resulting from unfavorable inventory results in relation to accruals.
•Distribution costs were unchanged as a percentage of sales compared to the prior year as higher capitalized balances resulting from increases in inventory levels in the current year were offset by higher maintenance and compliance costs and higher hourly wages in our distribution centers.
•Merchandise cost, which includes freight, decreased 40 basis points primarily due to higher initial mark-on, partially offset by higher sales of lower margin consumable merchandise and higher freight costs.
Operating income margin for the Family Dollar segment decreased to 1.0% in 2022 from 4.4% in 2021, resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 23.4% in 2022 from 20.9% in 2021 as a result of the following:
•Other selling, general and administrative expenses increased 95 basis points primarily due to long-lived asset impairments related to certain stores and the West Memphis, Arkansas distribution center, higher legal fees and inflationary pressure across several expense categories.
•Payroll expenses increased 85 basis points primarily due to minimum wage increases and other investments in store payroll.
•Store facility costs increased 60 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, higher utility costs and costs associated with the removal of product from certain stores in connection with a voluntary retail-level product recall.
•Depreciation and amortization expense increased 15 basis points primarily due to capital expenditures related to store renovations and improvements.
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

The following table compares cash flow-related information for the years ended January 28, 2023, January 29, 2022 and January 30, 2021:

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$1,614.8	$1,431.5	$2,716.3
Investing activities	(1,253.8)	(1,019.9)	(889.7)
Financing activities	(686.8)	(836.5)	(949.9)
Operating Activities
Net cash provided by operating activities increased $183.3 million in 2022 compared to 2021 primarily as a result of higher current year earnings, net of non-cash items, and smaller decreases in liability balances, partially offset by higher inventory levels and a smaller increase in accounts payable.
Investing Activities
Net cash used in investing activities increased $233.9 million in 2022 compared with 2021 primarily due to higher capital expenditures in the current year.
Financing Activities
Net cash used in financing activities decreased $149.7 million in 2022 compared to 2021 primarily due to the following:
•In 2022, we paid $647.5 million in cash for stock repurchases compared to $950.0 million in the prior year.
•In 2021, we completed the registered offering of $800.0 million aggregate principal amount of Senior Notes due 2031 and $400.0 million aggregate principal amount of Senior Notes due 2051 and used the proceeds of the offering to redeem the $1.0 billion 2023 Notes, which resulted in our incurring a $43.8 million prepayment penalty. In addition, in connection with the registering of these senior notes and the refinancing of our revolving line of credit, we paid $15.5 million in deferred financing costs.
At January 28, 2023, our long-term borrowings were $3.45 billion and we had $1.5 billion available under our revolving credit facility, less amounts outstanding for standby letters of credit totaling $4.4 million. For additional detail on our long-term borrowings and other commitments, refer to the discussion of Funding Requirements below, as well as Note 4 and Note 5 to our consolidated financial statements.
Share Repurchases
We repurchased 4,613,696, 9,156,898 and 3,982,478 shares of common stock on the open market in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, for $647.5 million, $950.0 million and $400.0 million, respectively. At January 28, 2023, we had $1.85 billion remaining under our Board repurchase authorization.
Funding Requirements
Overview
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2023 to total approximately $690.0 million, which includes capital expenditures, initial inventory and pre-opening costs. Our total estimated capital expenditures for fiscal 2023 are approximately $2.0 billion, including planned expenditures for our new and expanded stores, store renovations, supply chain and information technology investments, and other property improvements. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the foreseeable future from net cash provided by operations and potential borrowings under our revolving credit facility.
Our material contractual obligations consist of long-term debt and related interest payments and operating lease obligations. Additionally, we have commitments related to ocean shipping contracts, software license and support agreements, telecommunication services and store technology assets and maintenance for our stores. Other commitments include letters of credit for imported merchandise, standby letters of credit that serve as collateral for our large-deductible insurance programs and surety bonds that serve as collateral for utility payments at our stores and self-insured insurance programs. For additional information regarding these obligations, including amounts outstanding at January 28, 2023, refer to Note 4, Note 5 and Note 6 to our consolidated financial statements.
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
Our accrual for shrink is based on the actual, historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at January 28, 2023 is based on estimated shrink for most of 2022, including the fourth quarter. The amounts recorded in the current year reflect the Dollar Tree and Family Dollar segments’ historical results. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described and, historically, these adjustments have not been material.
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
For purposes of our goodwill impairment evaluation, the reporting units are Family Dollar, Dollar Tree and Dollar Tree Canada. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. We have the option to initially perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying amount. Alternatively, we may bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

In connection with the fiscal 2022 annual impairment evaluation, management’s qualitative assessment did not indicate that it was more likely than not that the fair value of the reporting units were less than their carrying values. However, due to recent executive level management changes and investments being made with respect to the Family Dollar reporting unit, management elected to perform a quantitative assessment of both the Family Dollar goodwill and trade name.
We estimate the fair value using a combination of a market multiple method and a discounted cash flow method. Under the market multiple approach, we estimate a fair value based on comparable companies’ market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted for a control premium. Under the discounted cash flow approach, we project future cash flows which are discounted using a weighted-average cost of capital analysis that reflects current market conditions, adjusted for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
The Family Dollar goodwill and trade name comprise a substantial portion of our goodwill and indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar goodwill and trade name impairment evaluations is critical. The computations require management to make estimates and assumptions and actual results may differ significantly, particularly if there are significant adverse changes in the operating environment. Critical assumptions that are used as part of a quantitative Family Dollar goodwill evaluation include:
•The potential future revenue, EBITDA and cash flows of the reporting unit. The projections use management’s assumptions about economic and market conditions over the projected period as well as our estimates of future performance and reporting unit revenue, gross margin, expenses and other factors. The resulting revenue, EBITDA and cash flow estimates are based on our most recent business operating plans, and various growth rates are assumed for years beyond the current business plan period. These operating plans include anticipated investments in associate wages, improved store execution, enhanced safety and working conditions, increased supply chain efficiencies, competitive pricing, and enhancements to our technology infrastructure. We believe that the assumptions, estimates and rates used in our fiscal 2022 impairment evaluations are reasonable; however, variations in the assumptions, estimates and rates could result in significantly different estimates of fair value.
•Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for our Family Dollar reporting unit. The weighted-average cost of capital used to discount the cash flows for our evaluation was 9.5% for our fiscal 2022 analysis.
Our evaluation of goodwill did not result in impairment charges being recorded in fiscal 2022, 2021 or 2020.
Indefinite-lived intangible assets, such as the Family Dollar trade name, are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluations are performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. We estimate the fair value of our trade name intangible asset based on an income approach using the relief-from-royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are inherently uncertain. The discount rate includes a premium compared to the discount rate used for the Family Dollar goodwill impairment evaluation due to the inherently higher risk profile of intangible assets compared to the overall reporting unit.
Our evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2022, 2021 or 2020.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our revolving credit facility, as borrowings under the revolving credit facility bear interest at SOFR, reset periodically, plus 0.10%, plus 0.875% to 1.50% as determined by our credit ratings and leverage ratio. At January 28, 2023, there were no borrowings outstanding under the revolving credit facility.
Inflation Risk
The primary inflationary factors impacting our business include changes to the costs of merchandise, transportation (including the cost of diesel fuel), and labor. If these inflationary pressures become significant, we may not be able to fully offset such higher costs through price increases on the Family Dollar banner or through adjustments to our product assortment, improvements in operational efficiencies or increases in our comparable store net sales on the Dollar Tree banner. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated income statements, statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimated self‑insurance liability
As discussed in Note 1 to the consolidated financial statements, the Company considers actuarial assumptions to estimate its self‑insurance liability. As of January 28, 2023, the Company recorded an estimated liability of $318 million.
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

Norfolk, Virginia
March 10, 2023

DOLLAR TREE, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended
	January 28,	January 29,	January 30,
(in millions, except per share data)	2023	2022	2021
Net sales	$28,318.2	$26,309.8	$25,508.4
Other revenue	13.5	11.4	0.9
Total revenue	28,331.7	26,321.2	25,509.3
Cost of sales	19,396.3	18,583.9	17,721.0
Selling, general and administrative expenses	6,699.1	5,925.9	5,900.4
Operating income	2,236.3	1,811.4	1,887.9
Interest expense, net	125.3	178.9	147.3
Other expense, net	0.4	0.3	0.8
Income before income taxes	2,110.6	1,632.2	1,739.8
Provision for income taxes	495.2	304.3	397.9
Net income	$1,615.4	$1,327.9	$1,341.9
Basic net income per share	$7.24	$5.83	$5.68
Diluted net income per share	$7.21	$5.80	$5.65

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2023	2022	2021
Net income	$1,615.4	$1,327.9	$1,341.9

Foreign currency translation adjustments	(6.0)	—	4.6

Total comprehensive income	$1,609.4	$1,327.9	$1,346.5

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$642.8	$984.9
Merchandise inventories	5,449.3	4,367.3
Other current assets	275.0	257.0
Total current assets	6,367.1	5,609.2
Property, plant and equipment, net of accumulated depreciation of $6,025.4 and $5,363.8, respectively	4,972.2	4,477.3
Restricted cash	68.5	53.4
Operating lease right-of-use assets	6,458.0	6,425.3
Goodwill	1,983.1	1,984.4
Trade name intangible asset	3,100.0	3,100.0
Deferred tax asset	15.0	20.3
Other assets	58.2	51.9
Total assets	$23,022.1	$21,721.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,449.6	$1,407.8
Accounts payable	1,899.8	1,884.2
Income taxes payable	58.1	82.6
Other current liabilities	817.7	802.0
Total current liabilities	4,225.2	4,176.6
Long-term debt, net	3,421.6	3,417.0
Operating lease liabilities, long-term	5,255.3	5,145.5
Deferred income taxes, net	1,105.7	987.2
Income taxes payable, long-term	17.4	20.9
Other liabilities	245.4	256.1
Total liabilities	14,270.6	14,003.3
Commitments and contingencies (Note 4)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 221,222,984 and 225,100,198 shares issued and outstanding at January 28, 2023 and January 29, 2022, respectively	2.2	2.2
Additional paid-in capital	667.5	1,243.9
Accumulated other comprehensive loss	(41.2)	(35.2)
Retained earnings	8,123.0	6,507.6
Total shareholders’ equity	8,751.5	7,718.5
Total liabilities and shareholders’ equity	$23,022.1	$21,721.8

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 28, 2023, JANUARY 29, 2022, AND JANUARY 30, 2021

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity
Balance at February 1, 2020	236.7	$2.4	$2,454.4	$(39.8)	$3,837.8	$6,254.8
Net income	—	—	—	—	1,341.9	1,341.9
Total other comprehensive income	—	—	—	4.6	—	4.6
Issuance of stock under Employee Stock Purchase Plan	0.2	—	10.0	—	—	10.0
Exercise of stock options	0.1	—	7.0	—	—	7.0
Stock-based compensation, net	0.4	—	67.0	—	—	67.0
Repurchase of stock	(4.0)	(0.1)	(399.9)	—	—	(400.0)
Balance at January 30, 2021	233.4	2.3	2,138.5	(35.2)	5,179.7	7,285.3
Net income	—	—	—	—	1,327.9	1,327.9
Issuance of stock under Employee Stock Purchase Plan	0.1	—	10.4	—	—	10.4
Exercise of stock options	0.1	—	7.4	—	—	7.4
Stock-based compensation, net	0.7	—	37.5	—	—	37.5
Repurchase of stock	(9.2)	(0.1)	(949.9)	—	—	(950.0)
Balance at January 29, 2022	225.1	2.2	1,243.9	(35.2)	6,507.6	7,718.5
Net income	—	—	—	—	1,615.4	1,615.4
Total other comprehensive loss	—	—	—	(6.0)	—	(6.0)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	9.3	—	—	9.3
Stock-based compensation, net	0.6	—	61.8	—	—	61.8
Repurchase of stock	(4.6)	—	(647.5)	—	—	(647.5)
Balance at January 28, 2023	221.2	$2.2	$667.5	$(41.2)	$8,123.0	$8,751.5

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$1,615.4	$1,327.9	$1,341.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	767.9	716.0	686.6
Provision for deferred income taxes	123.0	(23.2)	30.7
Stock-based compensation expense	110.4	79.9	83.9
Amortization of debt discount and debt-issuance costs	4.6	8.9	4.0
Other non-cash adjustments to net income	59.1	11.2	19.0
Loss on debt extinguishment	—	43.8	—
Changes in operating assets and liabilities:
Merchandise inventories	(1,085.4)	(940.4)	97.1
Other current assets	(17.9)	(49.9)	1.7
Other assets	(6.8)	(2.6)	(7.0)
Accounts payable	16.8	403.8	142.6
Income taxes payable	(24.5)	(3.7)	23.6
Other current liabilities	(2.2)	(36.5)	203.4
Other liabilities	(14.4)	(98.2)	88.2
Operating lease right-of-use assets and liabilities, net	68.8	(5.5)	0.6
Net cash provided by operating activities	1,614.8	1,431.5	2,716.3
Cash flows from investing activities:
Capital expenditures	(1,248.8)	(1,021.2)	(898.8)
Proceeds from governmental grant	—	2.9	—
Proceeds from (payments for) fixed asset disposition	(5.0)	(1.6)	9.1
Net cash used in investing activities	(1,253.8)	(1,019.9)	(889.7)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	—	1,197.4	—
Principal payments for long-term debt	—	(1,000.0)	(550.0)
Debt-issuance and debt extinguishment costs	—	(59.3)	—
Proceeds from revolving credit facility	555.0	—	750.0
Repayments of revolving credit facility	(555.0)	—	(750.0)
Proceeds from stock issued pursuant to stock-based compensation plans	9.3	17.8	17.0
Cash paid for taxes on exercises/vesting of stock-based compensation	(48.6)	(42.4)	(16.9)
Payments for repurchase of stock	(647.5)	(950.0)	(400.0)
Net cash used in financing activities	(686.8)	(836.5)	(949.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.2)	(0.4)	0.9
Net increase (decrease) in cash, cash equivalents and restricted cash	(327.0)	(425.3)	877.6
Cash, cash equivalents and restricted cash at beginning of year	1,038.3	1,463.6	586.0
Cash, cash equivalents and restricted cash at end of year	$711.3	$1,038.3	$1,463.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$132.2	$176.1	$152.9
Income taxes	$401.3	$363.4	$357.7
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,538.3	$1,495.3	$1,440.2
Accrued capital expenditures	$86.6	$68.3	$44.9

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
Segment Information
At January 28, 2023, we operate more than 16,300 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.25. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 15 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and ten distribution centers.
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
Fiscal Year
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. References to “2022” or “fiscal 2022,” “2021” or “fiscal 2021,” and “2020” or “fiscal 2020” relate to the 52-week fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively. “2023” or “fiscal 2023” refers to the 53-week fiscal year ending February 3, 2024.
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
Cash and Cash Equivalents
Cash and cash equivalents at January 28, 2023 and January 29, 2022 includes $317.2 million and $680.6 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. We consider all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.

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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $298.6 million and $203.2 million at January 28, 2023 and January 29, 2022, respectively.
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
Capitalized Interest
We capitalize interest on borrowed funds during the construction of certain property and equipment. We capitalized $3.8 million, $1.1 million and $3.2 million of interest costs in the years ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.
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
We also maintain certain cash balances related to our insurance programs which are held in trust and restricted as to withdrawal or use. These amounts are reflected in “Restricted cash” in the accompanying consolidated balance sheets.
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
Purchased leases with terms which were either favorable or unfavorable as compared to prevailing market rates at the date of acquisition are amortized over the remaining lease terms, including, in some cases, an assumed renewal. Amortization expense, net of $29.9 million, $38.5 million and $48.1 million was recognized in “Selling, general and administrative expenses” in 2022, 2021 and 2020, respectively, related to these lease rights.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
We review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 2022, 2021 and 2020, we recorded charges of $39.9 million, $4.4 million and $4.6 million, respectively, to write down certain assets, including $20.1 million, $3.9 million and $3.8 million in fiscal 2022, 2021 and 2020, respectively, to write down Operating lease right-of-use assets. Included in 2022 is $14.0 million for West Memphis distribution center asset impairments. These charges are recorded as a component of “Selling, general and administrative expenses” in the accompanying consolidated income statements.
Goodwill and Nonamortizing Intangible Assets
Goodwill and nonamortizing intangible assets, including the Family Dollar trade name, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and nonamortizing intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. For both goodwill and nonamortizing intangible assets, we have the option to initially perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. Alternatively, we may bypass the qualitative assessment in any given year and proceed directly to performing the quantitative impairment test. We perform our annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter of each year. Our reporting units are determined in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other.”
When a quantitative impairment test is performed for the Family Dollar trade name, we compare the fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluation of the Family Dollar trade name did not result in impairment charges during fiscal 2022, 2021 or 2020.
Subsequent to the evaluation of the Family Dollar trade name for impairment, we evaluate goodwill for impairment. When a quantitative test is performed, we estimate the fair value of the reporting unit using a combination of a market multiple method and a discounted cash flow method. We recognize goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its estimated fair value, not to exceed the total carrying amount of goodwill allocated to the reporting unit.
The annual goodwill impairment evaluations in 2022, 2021 and 2020 did not result in impairment. We have recorded cumulative goodwill impairment charges totaling $3,040.0 million, all of which relate to the Family Dollar reporting unit.
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
Advertising Costs
We expense advertising costs as they are incurred and they are included in “Selling, general and administrative expenses” within the accompanying consolidated income statements. Advertising costs, net of co-op recoveries from vendors, were $99.5 million, $93.9 million and $80.8 million in fiscal 2022, 2021 and 2020, respectively.
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
Stock-Based Compensation
We recognize expense for all share-based payments to employees and non-employee directors based on their fair values. Total stock-based compensation expense for 2022, 2021 and 2020 was $110.4 million, $79.9 million and $83.9 million, respectively.
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

Note 2 - Supplemental Balance Sheet Information
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of January 28, 2023 and January 29, 2022 consists of the following:

	January 28,	January 29,
(in millions)	2023	2022
Land	$242.6	$239.7
Buildings	1,631.6	1,568.2
Leasehold improvements	3,227.9	2,840.1
Furniture, fixtures and equipment	5,261.7	4,704.1
Construction in progress	633.8	489.0
Total property, plant and equipment	10,997.6	9,841.1
Less: accumulated depreciation	6,025.4	5,363.8
Total property, plant and equipment, net	$4,972.2	$4,477.3
 Depreciation expense was $737.4 million, $672.0 million, and $631.1 million for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.
Other Current Liabilities
Other current liabilities as of January 28, 2023 and January 29, 2022 consist of the following:

	January 28,	January 29,
(in millions)	2023	2022
Taxes (other than income taxes)	$253.7	$313.5
Compensation and benefits	143.9	123.8
Insurance	131.1	121.5
Other	289.0	243.2
Total other current liabilities	$817.7	$802.0

Note 3 - Income Taxes
The provision for income taxes consists of the following:

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2023	2022	2021
Current taxes:
Federal	$322.0	$271.1	$279.5
State	50.2	56.3	87.4
Foreign	0.1	0.1	0.2
Total current taxes	372.3	327.5	367.1
Deferred taxes:
Federal	88.1	50.3	32.6
State	30.3	(76.5)	(3.8)
Foreign	4.5	3.0	2.0
Total deferred taxes	122.9	(23.2)	30.8
Provision for income taxes	$495.2	$304.3	$397.9

A reconciliation of the statutory U.S. federal income tax rate and the effective tax rate follows:

	Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.7	3.7	3.2
Non-deductible executive compensation	0.7	0.4	0.4
State tax reserve release	(0.3)	(0.4)	(0.5)
Incremental tax expense (benefit) of exercises/vesting of equity-based compensation	(0.6)	(0.5)	0.2
Work Opportunity Tax Credit	(1.4)	(1.8)	(1.6)
Deferred tax rate change	0.7	(3.8)	—
Change in valuation allowance	(0.3)	—	—
Other, net	—	—	0.2
Effective tax rate	23.5%	18.6%	22.9%
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

Significant components of our net deferred tax assets (liabilities) follow:

(in millions)	January 28, 2023	January 29, 2022
Deferred tax assets:
Operating lease liabilities	$1,703.5	$1,647.3
Net operating losses, interest expense and credit carryforwards	69.3	91.5
Accrued expenses	31.0	50.7
Accrued compensation expense	33.9	34.9
Inventory	—	24.4
State tax election	14.3	15.8
Other	2.5	2.4
Total deferred tax assets	1,854.5	1,867.0
Valuation allowance	(4.0)	(13.0)
Deferred tax assets, net	1,850.5	1,854.0
Deferred tax liabilities:
Operating lease right-of-use assets	(1,630.9)	(1,578.4)
Other intangibles	(760.4)	(780.9)
Property and equipment	(509.2)	(435.6)
Prepaids	(25.9)	(26.0)
Inventory	(14.8)	—
Total deferred tax liabilities	(2,941.2)	(2,820.9)
Deferred income taxes, net	$(1,090.7)	$(966.9)
At January 28, 2023, we had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling $69.3 million. Some of these carryforwards will expire, if not utilized, beginning in 2023 through 2042.
A valuation allowance of $4.0 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards. Since January 29, 2022, the valuation allowance has been decreased to reflect state credits and net operating losses expected to be utilized over the carryforward period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts and our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which we generate net taxable income.
Uncertain Tax Positions
We are participating in the IRS Compliance Assurance Program (“CAP”) for fiscal 2022 and we have been accepted into the program for fiscal 2023. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our federal tax returns have been examined and all issues have been settled through the fiscal 2019 tax year, as well as the fiscal 2021 tax year. In fiscal 2020, we participated in the CAP under the IRS’s bridge year program and as a result, the IRS will not be completing an audit on the 2020 tax return at this time. Several states completed their examinations during fiscal 2022. In general, fiscal 2019 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to fiscal 2019 for some states.
The balance for unrecognized tax benefits at January 28, 2023 was $17.4 million. The total amount of unrecognized tax benefits at January 28, 2023 that, if recognized, would affect the effective tax rate was $13.8 million (net of the federal tax benefit).

The following is a reconciliation of our total gross unrecognized tax benefits:

(in millions)	January 28, 2023	January 29, 2022
Beginning Balance	$20.9	$22.6
Additions for tax positions of prior years	2.3	4.6
Additions, based on tax positions related to current year	4.0	2.7
Settlements	(0.1)	—
Lapses in statutes of limitation	(9.7)	(9.0)
Ending balance	$17.4	$20.9
We believe it is reasonably possible that $2.5 million to $3.5 million of the reserve for uncertain tax positions may be reduced during the next 12 months principally as a result of the effective settlement of outstanding issues. It is also possible that state tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. We do not expect any change to have a material impact to our consolidated financial statements.
As of January 28, 2023, we have recorded a liability for potential interest and penalties of $1.5 million.
Note 4 – Commitments and Contingencies
Purchase Obligations
At January 28, 2023, we have commitments totaling $300.5 million related to ocean shipping contracts and commitments of $243.5 million related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores. We also have commitments totaling $105.4 million related to software agreements that we entered into subsequent to January 28, 2023.
Letters of Credit
We have $425.0 million in trade letters of credit with various financial institutions, under which $150.6 million was committed to these letters of credit issued for routine purchases of imported merchandise at January 28, 2023.
Surety Bonds
We have issued various surety bonds that primarily serve as collateral for utility payments at our stores and self-insured insurance programs. These bonds total $160.5 million and are committed through various dates through fiscal 2027.
Contingencies
We are defendants in legal proceedings including the class, collective, representative and large cases as well as individual claims in arbitration. We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which they are reserved or resolved.
We assess our legal proceedings monthly and reserves are established if a loss is probable and the amount of such loss can be reasonably estimated. For matters that have settled, we reserve the estimated settlement amount. Many, if not substantially all, of our legal proceedings are subject to significant uncertainties and, therefore, determining the likelihood of a loss and the measurement of any loss can be complex and subject to judgment. With respect to the matters noted below where we have determined that a loss is reasonably possible but not probable, we are unable to reasonably estimate the amount or range of the possible loss at this time due to the inherent difficulty of predicting the outcome of and uncertainties regarding legal proceedings. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Management’s assessment of legal proceedings could change because of future determinations or the discovery of facts which are not presently known. Accordingly, the ultimate costs of resolving these proceedings may be substantially higher or lower than currently estimated.
Active Matters
On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related sale and distribution of adulterated product, as well as other processes and procedures that require remediation. In connection therewith, we initiated a retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the

“Recall”), temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, ceased the direct shipment of FDA-regulated products from DC 202, and initiated corrective actions. In June 2022, we stopped shipping to stores from DC 202 and have since disposed of all of the inventory that was in the facility. On November 9, 2022 we received an FDA Warning Letter (“Warning Letter”) in connection with the DC 202 inspection. The conditions and issues detailed in the Warning Letter are generally the same as those described in the Form 483 observations or were otherwise observed during the inspection. The Warning Letter acknowledged certain remedial actions we have taken in response to the Form 483 observations, including conducting the recall and decommissioning the facility. We continue to cooperate with the FDA.
Since February 22, 2022, Family Dollar has been named in 14 putative class action complaints primarily related to issues associated with DC 202 described above. The lawsuits are proceeding in federal court in Tennessee using the federal court’s multi-district litigation process. An amended consolidated complaint seeking class action status was filed October 17, 2022 alleging violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, negligence, misrepresentation, deception and unjust enrichment related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of, money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief. We have filed a motion to dismiss the amended consolidated complaint.
On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation and compliance with law regarding certain of our procedures and products. In connection with this matter, we have been investigating the condition of FDA-regulated product shipped from DC 202. We are cooperating fully with the U.S. Department of Justice investigation, including having produced documents and provided additional information. As part of this cooperation, we may engage in discussions with the government in an effort to reach a negotiated resolution. Due to the inherent uncertainties associated with this matter, no assurance can be given as to the timing or outcome of this matter, which could include penalties and company undertakings.
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
Seven personal injury lawsuits are pending in state court in Illinois, New York, Massachusetts, Texas, and New Jersey against Dollar Tree, Family Dollar or both alleging that certain talc products that we sold caused cancer. The plaintiffs seek compensatory, punitive and exemplary damages, damages for loss of consortium, and attorneys’ fees and costs. Although we have been able to resolve previous talc lawsuits against us without material loss, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to fulfill their obligations to us.
Since August 2022, six personal injury cases have been filed in federal court in California, Missouri, North Carolina and Minnesota against Dollar Tree, Family Dollar, or both, on behalf of minors alleging that their mothers took acetaminophen while pregnant, that the acetaminophen interfered with fetal development such that plaintiffs were born with autism and/or ADHD, and that we knew or should have known of the danger, had a duty to warn and failed to include appropriate warnings on the product labels. The plaintiffs seek compensatory, punitive and/or exemplary damages, restitution and disgorgement, economic damages, and attorneys’ fees and costs. These cases, along with other cases against many other defendants, have been consolidated in multi-district court litigation in the Southern District of New York.
Resolved Matters
All personal injury cases that were filed in state court in Pennsylvania against both Dollar Tree and Family Dollar alleging that both sold Zantac and generic ranitidine products containing N-Nitrosodimethylamine, which is classified by the FDA as a probable carcinogen, have been dismissed.

Note 5 - Long-Term Debt
Long-term debt at January 28, 2023 and January 29, 2022 consists of the following:

	January 28, 2023		January 29, 2022
(in millions)	Principal	Unamortized Debt Discount and Issuance Costs	Principal	Unamortized Debt Discount and Issuance Costs
$1.5 billion Revolving Credit Facility, interest payable at 5.79% at January 28, 2023	$—	$5.1	$—	$6.4
4.00% Senior Notes, due 2025	1,000.0	2.8	1,000.0	4.0
4.20% Senior Notes, due 2028	1,250.0	6.9	1,250.0	8.1
2.65% Senior Notes, due 2031	800.0	8.6	800.0	9.5
3.375% Senior Notes, due 2051	400.0	5.0	400.0	5.0
Total	$3,450.0	$28.4	$3,450.0	$33.0
Maturities of long-term debt are as follows (in millions):

2023	2024	2025	2026	2027	Thereafter
$—	$—	$1,000.0	$—	$—	$2,450.0
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
Loans under the Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 1.125%, subject to adjustment based on (i) our public debt rating and (ii) our leverage ratio. At January 28, 2023, the Revolving Credit Facility bore interest at 5.79%. We pay certain commitment fees in connection with the Revolving Credit Facility. The Revolving Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to Secured Overnight Financing Rate (“SOFR”) loans. There is no required amortization under the Revolving Credit Facility.
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
The 2031 Notes mature on December 1, 2031 and bear interest at the rate of 2.650% per annum. The 2051 Notes mature on December 1, 2051 and bear interest at the rate of 3.375% per annum. We are required to pay interest on the New Notes semi-annually, in arrears, on June 1 and December 1 of each year to holders of record on the preceding May 15 and November 15, respectively.
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
Repayments of Long-term Debt
In the first quarter of 2020, we repaid the remaining $250.0 million outstanding under our $750.0 million Floating Rate Notes.
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
Debt Covenants
As of January 28, 2023, we were in compliance with our debt covenants.
Note 6 - Leases
The lease cost for operating leases that was recognized in the accompanying consolidated income statements was as follows:

	Year Ended
(in millions)	January 28, 2023	January 29, 2022	January 30, 2021
Operating lease cost	$1,652.8	$1,602.8	$1,551.2
Variable lease cost	428.8	417.8	391.4
Short-term lease cost	10.8	5.6	9.7
Total lease cost*	$2,092.4	$2,026.2	$1,952.3

*Excludes sublease income, which is immaterial

As of January 28, 2023, maturities of lease liabilities were as follows:

(in millions)
2023	$1,657.7
2024	1,462.8
2025	1,232.0
2026	994.0
2027	733.0
Thereafter	1,358.6
Total undiscounted lease payments	7,438.1
Less interest	733.2
Present value of lease liabilities	$6,704.9
The future lease payments above exclude $502.3 million of legally binding minimum lease payments for leases signed but not yet commenced as of January 28, 2023.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is as follows:

	January 28, 2023	January 29, 2022	January 30, 2021
Weighted-average remaining lease term (years)	5.7	5.9	6.1
Weighted-average discount rate	3.6%	3.4%	3.9%

The following represents supplemental information pertaining to our operating lease arrangements:

	Year Ended
(in millions)	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,559.7	$1,579.8	$1,519.4

Distribution Center Lease and Related Bonds
In May 2017, we entered into a long-term property lease (“Missouri Lease”) which includes land and the construction of a 1.2 million square foot distribution center in Warrensburg, Missouri (“Distribution Center Project”). The Distribution Center Project was completed in 2018 and our investment in the project of $88.4 million as of January 28, 2023 is reflected in “Property, plant and equipment, net.” The Missouri Lease commenced upon its execution in May 2017 and expires on December 1, 2032. We have two options to extend the Missouri Lease term for up to a combined additional ten years. Following the expiration of the lease, the property reverts back to us.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We review certain store assets for evidence of impairment. The fair values are determined based on the income approach, in which we utilize internal cash flow projections over the life of the underlying lease agreements discounted based on our risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to Note 1 under the caption “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” for information regarding the impairment charges recorded in fiscal 2022, 2021 and 2020.
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

The aggregate fair values and carrying values of our long-term borrowings were as follows:

	January 28, 2023		January 29, 2022
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,162.8	$3,426.7	$3,558.5	$3,423.4
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 8 - Shareholders’ Equity
Preferred Stock
We are authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at January 28, 2023 and January 29, 2022.
Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	Year Ended
	January 28,	January 29,	January 30,
(in millions, except per share data)	2023	2022	2021
Basic net income per share:
Net income	$1,615.4	$1,327.9	$1,341.9
Weighted average number of shares outstanding	223.2	227.9	236.4
Basic net income per share	$7.24	$5.83	$5.68
Diluted net income per share:
Net income	$1,615.4	$1,327.9	$1,341.9
Weighted average number of shares outstanding	223.2	227.9	236.4
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.9	1.1	0.9
Weighted average number of shares and dilutive potential shares outstanding	224.1	229.0	237.3
Diluted net income per share	$7.21	$5.80	$5.65
For the year ended January 28, 2023, stock options and other stock-based awards of 3.0 million shares were excluded from the calculation of diluted net income per share because their inclusion would be anti-dilutive. For the years ended January 29, 2022 and January 30, 2021, substantially all of the stock options outstanding were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Share Repurchase Programs
We repurchased 4,613,696, 9,156,898 and 3,982,478 shares of common stock on the open market in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, for $647.5 million, $950.0 million and $400.0 million, respectively. At January 28, 2023, we had $1.85 billion remaining under our Board repurchase authorization.
Note 9 – Employee Benefit Plans
Dollar Tree Retirement Savings Plan
We maintain a 401(k) plan which is available to all full-time, United States-based employees who are at least 18 years of age. Eligible employees may make elective salary deferrals. We may make contributions, at our discretion, to eligible employees who have completed one year of service in which they have worked at least 1,000 hours.

Contributions to and reimbursements by us of expenses of the plan were recorded in the accompanying consolidated income statements as follows:

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2023	2022	2021
Cost of sales	$8.6	$8.2	$7.4
Selling, general and administrative expenses	23.1	20.6	19.0
Total	$31.7	$28.8	$26.4

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
Any restricted stock, RSUs or PSUs awarded are subject to certain general restrictions. The restricted stock shares or units may not be sold, transferred, pledged or disposed of until the restrictions on the shares or units have lapsed or have been removed under the provisions of the Omnibus Plan. In addition, if a holder of restricted shares or units ceases to be employed by us, any shares or units in which the restrictions have not lapsed will be forfeited.
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
Total stock-based compensation expense was recorded in the accompanying consolidated income statements as follows:

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2023	2022	2021
Cost of sales	$19.7	$18.3	$15.4
Selling, general and administrative expenses	90.7	61.6	68.5
Total stock-based compensation expense	$110.4	$79.9	$83.9
Excess tax benefit (deficit) on stock-based compensation recognized in the Provision for income taxes	$9.8	$8.5	$(2.8)

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
Service-Based RSUs
The following table summarizes the status of service-based RSUs as of January 28, 2023 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	1,096,066	$94.16
Granted	468,929	158.05
Vested	(546,036)	94.24
Forfeited	(150,239)	120.72
Nonvested at January 28, 2023	868,720	$123.99
The total fair value of the service-based restricted shares vested during the years ended January 28, 2023, January 29, 2022 and January 30, 2021 was $51.5 million, $56.8 million and $48.5 million, respectively. The weighted average grant date fair value of the RSUs granted in 2022, 2021 and 2020 was $158.05, $109.01 and $73.24, respectively. As of January 28, 2023, there was $58.0 million of total unrecognized compensation expense related to these RSUs which is expected to be recognized over a weighted-average period of 1.2 years.
PSUs
The following table summarizes the status of PSUs as of January 28, 2023 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2022	584,972	$91.86
Granted	206,044	159.57
Vested	(445,912)	99.87
Forfeited	(190,281)	116.61
Nonvested at January 28, 2023	154,823	$125.84
The total fair value of the PSUs vested during the years ended January 28, 2023, January 29, 2022 and January 30, 2021 was $44.5 million, $17.3 million and $19.6 million, respectively. The weighted average grant date fair value of the PSUs granted in 2022, 2021 and 2020 was $159.57, $95.04 and $74.46, respectively. As of January 28, 2023, there was $9.9 million of total unrecognized compensation expense related to these PSUs which is expected to be recognized over a weighted-average period of 0.9 years.
Stock Options
Stock options are valued using the Black-Scholes option pricing model and compensation expense is recognized on a straight-line basis over the requisite service period.
Options granted in 2021 and 2020 are immaterial. On March 19, 2022, we granted a one-time award of options to purchase 2,252,587 shares of our common stock with a fair value of $135.6 million to the Executive Chairman of the Board, who was also appointed Chief Executive Officer of the company effective January 29, 2023. The grant of options was subject to the terms and conditions of a five-year Executive Agreement. The option award has a ten-year term and is scheduled to vest in equal installments on each of the first five anniversaries of the grant date, subject to the Executive Chairman’s continued employment with the company through each vesting date. The assumptions used in the Black-Scholes option pricing model for this award are as follows:

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
The following tables summarize information about options outstanding at January 28, 2023 and changes during the year then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 29, 2022	24,541	$90.38
Granted	2,252,979	157.17
Exercised	(583)	76.95
Outstanding at January 28, 2023	2,276,937	$156.46	9.1	$1.4
Exercisable at January 28, 2023	24,350	$90.92	3.8	$1.4
The intrinsic value of options exercised during 2022, 2021 and 2020 was less than $0.1 million, $5.6 million and $0.9 million, respectively. As of January 28, 2023, there was $112.1 million of total unrecognized compensation expense related to these options which is expected to be recognized over a weighted-average period of 4.1 years.
Note 11 – Segments and Disaggregated Revenue
We operate more than 16,300 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our CODM regularly reviews to analyze performance and allocate resources.
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

Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	Year Ended
	January 28,	January 29,	January 30,
(in millions)	2023	2022	2021
Consolidated Income Statement Data:
Net sales:
Dollar Tree	$15,405.7	$13,922.1	$13,265.0
Family Dollar	12,912.5	12,387.7	12,243.4
Consolidated Net sales	$28,318.2	$26,309.8	$25,508.4

Gross profit:
Dollar Tree	$5,775.5	$4,603.6	$4,543.8
Family Dollar	3,146.4	3,122.3	3,243.6
Consolidated Gross profit	$8,921.9	$7,725.9	$7,787.4

Operating income (loss):
Dollar Tree	$2,536.0	$1,607.0	$1,598.0
Family Dollar	127.5	543.1	655.6
Corporate, support and Other	(427.2)	(338.7)	(365.7)
Consolidated Operating income	2,236.3	1,811.4	1,887.9
Interest expense, net	125.3	178.9	147.3
Other expense, net	0.4	0.3	0.8
Income before income taxes	$2,110.6	$1,632.2	$1,739.8

Depreciation and amortization expense:
Dollar Tree	$338.8	$316.0	$302.3
Family Dollar	402.4	369.8	352.6
Corporate, support and Other	26.8	30.2	31.8
Consolidated depreciation and amortization expense	$768.0	$716.0	$686.7

	As of
	January 28,	January 29,
(in millions)	2023	2022
Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$423.6	$424.9
Family Dollar	1,559.5	1,559.5
Consolidated Goodwill	$1,983.1	$1,984.4

Total assets:
Dollar Tree	$9,914.6	$9,358.4
Family Dollar	12,562.2	11,871.8
Corporate, support and Other	545.3	491.6
Consolidated Total assets	$23,022.1	$21,721.8

Additions to property, plant and equipment:
Dollar Tree	$548.7	$477.1
Family Dollar	605.2	498.9
Corporate, support and Other	94.9	45.2
Consolidated additions to property, plant and equipment	$1,248.8	$1,021.2
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	Year Ended
	January 28,		January 29,		January 30,
(in millions)	2023		2022		2021
Dollar Tree segment net sales by merchandise category:
Consumable	$6,978.8	45.3%	$6,334.5	45.5%	$6,407.0	48.3%
Variety	7,456.3	48.4%	6,794.0	48.8%	6,194.8	46.7%
Seasonal	970.6	6.3%	793.6	5.7%	663.2	5.0%
Total Dollar Tree segment net sales	$15,405.7	100.0%	$13,922.1	100.0%	$13,265.0	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$10,036.2	77.7%	$9,446.5	76.3%	$9,367.8	76.5%
Home products	982.5	7.6%	1,033.9	8.3%	1,078.1	8.8%
Apparel and accessories	732.2	5.7%	781.5	6.3%	690.1	5.6%
Seasonal and electronics	1,161.6	9.0%	1,125.8	9.1%	1,107.4	9.1%
Total Family Dollar segment net sales	$12,912.5	100.0%	$12,387.7	100.0%	$12,243.4	100.0%

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
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 28, 2023, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our management has concluded that, as of January 28, 2023, our internal control over financial reporting is effective.
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
Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated income statements, statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 10, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Norfolk, Virginia
March 10, 2023

Item 9B. Other Information
On March 8, 2023, the Board of Directors of the Company approved an amendment to Article III, Section 2 of the Company’s Amended and Restated By-Laws to reduce the size of the Board from twelve directors to ten directors, effective immediately prior to the convening of the 2023 annual meeting of shareholders on June 13, 2023.
The above summary does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated By-Laws, effective June 13, 2023, a copy of which is filed as Exhibit 3.3 to this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our Directors and Executive Officers required by this Item is incorporated by reference to Dollar Tree, Inc.’s Proxy Statement relating to our 2023 Annual Meeting (“Proxy Statement”), under the captions “Director Biographies” and “Executive Officers.”
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
Item 11. Executive Compensation
Information set forth in the Proxy Statement under the captions “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Annual Compensation of Executive Officers,” “Pay Ratio Disclosure,” and “Director Compensation” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table summarizes information regarding shares issuable as of January 28, 2023, under our equity compensation plans, including the number of shares of common stock subject to options, restricted stock units, deferred shares and other rights granted to employees and members of our Board of Directors; the weighted-average exercise price of outstanding options; and the number of shares remaining available for future award grants under these plans. Additional information regarding our equity compensation plans can be found in Note 10 to our consolidated financial statements.

Equity compensation plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders[1]	1,240,339	$108.38	8,696,011
Plans not approved by security holders[2]	2,252,587	$157.17	—
______________
(a)Amounts represent outstanding options, restricted stock units and deferred (“phantom”) shares as of January 28, 2023.
(b)Not included in the calculation of weighted-average exercise price are (i) 1,192,291 restricted stock units and (ii) 37,273 director deferred shares.

(c)The 8,696,011 shares remaining available for future issuance under our equity-based plans approved by security holders includes 5,799,159 shares remaining under our 2021 Omnibus Incentive Plan, 2,507,678 shares remaining under our 2015 Employee Stock Purchase Plan and 389,174 shares remaining under our 2013 Director Deferred Compensation Plan.
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
2In connection with our employment of Richard W. Dreiling as Executive Chairman of the Board in March 2022, Mr. Dreiling was granted a one-time award of options to purchase 2,252,587 shares of Company common stock as an employment inducement grant within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The amount shown in the table does not include 13,575 shares to be issued upon the exercise of options with a weighted-average exercise price of $77.06 that were granted under the Family Dollar 2006 Incentive Plan and assumed by us in connection with our merger with Family Dollar.
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
3.Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective January 30, 2023	8-K	3.1	1/31/2023
3.3	Amended and Restated By-Laws of Dollar Tree, Inc., effective June 13, 2023				X
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1	Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018
4.2.2	First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.2.3		Second Supplemental Indenture, dated as of December 1, 2021, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	12/1/2021
4.3		Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934				X
10.1	*	Terms of director compensation (as described under the caption “Director Compensation”)	DEF 14A	N/A	5/18/2022
10.2.1	*	Change in Control Retention Agreement between Dollar Tree, Inc. and Kevin Wampler, Chief Financial Officer	8-K	10.1	12/5/2008
10.2.2	*	Amendment to Change in Control Retention Agreement between Dollar Tree, Inc. and Kevin Wampler, Chief Financial Officer	8-K	10.1	10/11/2011
10.3	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan, effective for the fiscal year ending January 29, 2022 and thereafter	10-Q	10.1	5/27/2021
10.4.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.4.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.4.3	*	2011 Omnibus Incentive Plan, as amended and restated effective June 12, 2019	10-Q	10.1	8/29/2019
10.5	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.6.1	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.6.2	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.34	3/27/2019
10.7	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.8	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-Q	10.1	5/28/2020
10.9	*	Form of Performance Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.33	3/27/2019
10.10	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.11	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.12.1	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
10.12.2	*	2013 Director Deferred Compensation Plan, as amended and restated effective June 10, 2021	8-K	10.6	6/11/2021
10.12.3	*	Amendment to the Dollar Tree, Inc. 2013 Director Deferred Compensation Plan, effective March 8, 2023				X
10.13	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/29/2018
10.14.1	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/29/2018
10.14.2	*	Form of letter agreement amending Executive Agreements for Executive Officers at the level of Chiefs (EVP)	8-K	10.1	3/7/2022
10.14.3	*	Revised Form of Executive Agreement for Executive Officers at the level of Chiefs (EVP) (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.1	8/25/2022
10.15.1	*	Dollar Tree, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	6/11/2021
10.15.2	*	First Amendment to the Dollar Tree, Inc. 2021 Omnibus Incentive Plan, effective November 29, 2022				X
10.16	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	6/11/2021

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.17	*	Form of Long-Term Performance Plan Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.3	6/11/2021
10.18	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan	8-K	10.4	6/11/2021
10.19	*	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan	8-K	10.5	6/11/2021
10.20		Credit Agreement, dated as of December 8, 2021, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as agent and the lenders and other parties thereto	8-K	10.1	12/9/2021
10.21	*	Addendum to Executive Agreement, by and between Dollar Tree, Inc. and Michael Witynski, dated March 1, 2022	8-K	10.2	3/7/2022
10.22	*	Post-Retirement Benefits Agreement, by and between Dollar Tree, Inc. and Bob Sasser, dated March 2, 2022	8-K	10.3	3/7/2022
10.23	*	Form of Indemnification Agreement for Directors and Executive Officers	8-K	10.1	3/7/2022
10.24		Stewardship Framework Agreement, by and between Dollar Tree, Inc. and MR Cobalt Advisor LLC, on behalf of itself and its affiliates and associates, dated March 8, 2022	8-K	10.1	3/8/2022
10.25.1	*	Executive Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc. (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	8-K	10.1	3/21/2022
10.25.2	*	Amendment to Executive Agreement, dated January 25, 2023, by the Company and Richard W. Dreiling	8-K/A	10.1	1/27/2023
10.26	*	Nonstatutory Stock Option Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc.	8-K	10.2	3/21/2022
10.27	*	Employment Agreement between Dollar Tree Distribution, Inc. and John Flanigan, effective May 9, 2022 (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.2	8/25/2022
10.28	*	Letter Agreement amending the Executive Agreement between Dollar Tree, Inc. and Kevin Wampler	10-Q	10.1	11/22/2022
10.29	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan				X
10.30	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan				X
10.31	*	Form of Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan				X
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-K for the fiscal year ended January 28, 2023, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements
						X
104		The cover page from our Form 10-K for the fiscal year ended January 28, 2023, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.
(Registrant)

March 10, 2023	By: /s/ Richard W. Dreiling
Date	Richard W. Dreiling
Chairman and Chief Executive Officer
(Principal Executive Officer)

March 10, 2023	By: /s/ Jeffrey A. Davis
Date	Jeffrey A. Davis
Chief Financial Officer
(Principal Financial Officer)

March 10, 2023	By: /s/ Kathleen E. Mallas
Date	Kathleen E. Mallas
Senior Vice President - Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Jeffrey A. Davis, Kathleen E. Mallas, and John S. Mitchell, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Richard W. Dreiling	Chairman and Chief Executive Officer	March 10, 2023
Richard W. Dreiling	(Principal Executive Officer)	Date

/s/ Paul C. Hilal	Vice Chairman	March 10, 2023
Paul C. Hilal		Date

/s/ Edward J. Kelly, III	Lead Independent Director	March 10, 2023
Edward J. Kelly, III		Date

/s/ Thomas W. Dickson	Director	March 10, 2023
Thomas W. Dickson		Date

/s/ Cheryl W. Grisé	Director	March 10, 2023
Cheryl W. Grisé		Date

/s/ Daniel J. Heinrich	Director	March 10, 2023
Daniel J. Heinrich		Date

/s/ Mary A. Laschinger	Director	March 10, 2023
Mary A. Laschinger		Date

/s/ Jeffrey G. Naylor	Director	March 10, 2023
Jeffrey G. Naylor		Date

/s/ Winnie Y. Park	Director	March 10, 2023
Winnie Y. Park		Date

/s/ Bertram L. Scott	Director	March 10, 2023
Bertram L. Scott		Date

/s/ Stephanie P. Stahl	Director	March 10, 2023
Stephanie P. Stahl		Date