Form 10-Q
period 2023-04-29
DOLLAR TREE, INC.
filed 2023-05-25
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
As of May 23, 2023, there were 220,385,373 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
(in millions, except per share data)	April 29, 2023	April 30, 2022
Net sales	$7,319.5	$6,900.1
Other revenue	4.3	2.5
Total revenue	7,323.8	6,902.6
Cost of sales	5,089.1	4,559.6
Selling, general and administrative expenses	1,815.0	1,611.5
Operating income	419.7	731.5
Interest expense, net	25.9	34.0
Other expense, net	0.1	—
Income before income taxes	393.7	697.5
Provision for income taxes	94.7	161.1
Net income	$299.0	$536.4
Basic net income per share	$1.35	$2.38
Diluted net income per share	$1.35	$2.37
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(in millions)	April 29, 2023	April 30, 2022
Net income	$299.0	$536.4

Foreign currency translation adjustments	(2.8)	(0.1)

Total comprehensive income	$296.2	$536.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$872.8	$642.8	$1,218.5
Merchandise inventories	5,112.0	5,449.3	4,801.1
Other current assets	282.8	275.0	262.7
Total current assets	6,267.6	6,367.1	6,282.3
Property, plant and equipment, net of accumulated depreciation of $6,176.4, $6,025.4 and $5,525.9, respectively	5,111.8	4,972.2	4,514.0
Restricted cash	69.2	68.5	53.4
Operating lease right-of-use assets	6,503.4	6,458.0	6,364.9
Goodwill	1,982.6	1,983.1	1,984.3
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	13.9	15.0	19.3
Other assets	60.1	58.2	54.1
Total assets	$23,108.6	$23,022.1	$22,372.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,456.9	$1,449.6	$1,406.7
Accounts payable	1,597.6	1,899.8	1,794.1
Income taxes payable	144.1	58.1	162.8
Other current liabilities	942.9	817.7	926.3
Total current liabilities	4,141.5	4,225.2	4,289.9
Long-term debt, net	3,422.7	3,421.6	3,418.1
Operating lease liabilities, long-term	5,269.0	5,255.3	5,087.9
Deferred income taxes, net	1,107.8	1,105.7	1,060.7
Income taxes payable, long-term	17.6	17.4	21.2
Other liabilities	250.3	245.4	253.0
Total liabilities	14,208.9	14,270.6	14,130.8
Commitments and contingencies (Note 2)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 220,648,374, 221,222,984 and 225,568,429 shares issued and outstanding, respectively	2.2	2.2	2.2
Additional paid-in capital	519.5	667.5	1,230.6
Accumulated other comprehensive loss	(44.0)	(41.2)	(35.3)
Retained earnings	8,422.0	8,123.0	7,044.0
Total shareholders’ equity	8,899.7	8,751.5	8,241.5
Total liabilities and shareholders’ equity	$23,108.6	$23,022.1	$22,372.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended April 29, 2023
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 28, 2023	221.2	$2.2	$667.5	$(41.2)	$8,123.0	$8,751.5
Net income	—	—	—	—	299.0	299.0
Total other comprehensive loss	—	—	—	(2.8)	—	(2.8)
Issuance of stock under Employee Stock Purchase Plan	—	—	2.9	—	—	2.9
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.4	—	1.1	—	—	1.1
Repurchase of stock	(1.0)	—	(152.1)	—	—	(152.1)
Balance at April 29, 2023	220.6	$2.2	$519.5	$(44.0)	$8,422.0	$8,899.7

	13 Weeks Ended April 30, 2022
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 29, 2022	225.1	$2.2	$1,243.9	$(35.2)	$6,507.6	$7,718.5
Net income	—	—	—	—	536.4	536.4
Total other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Issuance of stock under Employee Stock Purchase Plan	—	—	2.9	—	—	2.9
Stock-based compensation, net	0.5	—	(2.0)	—	—	(2.0)
Repurchase of stock	(0.1)	—	(14.2)	—	—	(14.2)
Balance at April 30, 2022	225.5	$2.2	$1,230.6	$(35.3)	$7,044.0	$8,241.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(in millions)	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net income	$299.0	$536.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196.4	188.9
Provision for deferred income taxes	3.0	74.3
Stock-based compensation expense	28.3	35.8
Amortization of debt discount and debt-issuance costs	1.2	1.1
Other non-cash adjustments to net income	35.1	15.7
Changes in operating assets and liabilities:
Merchandise inventories	335.9	(434.1)
Other current assets	(7.9)	(5.7)
Other assets	(1.8)	(2.3)
Accounts payable	(301.8)	(90.1)
Income taxes payable	86.0	80.2
Other current liabilities	104.5	147.6
Other liabilities	5.2	(2.9)
Operating lease right-of-use assets and liabilities, net	(31.1)	(6.4)
Net cash provided by operating activities	752.0	538.5
Cash flows from investing activities:
Capital expenditures	(350.4)	(253.4)
Payments for fixed asset disposition	(2.3)	(2.9)
Net cash used in investing activities	(352.7)	(256.3)
Cash flows from financing activities:
Proceeds from stock issued pursuant to stock-based compensation plans	2.9	2.9
Cash paid for taxes on exercises/vesting of stock-based compensation	(27.1)	(37.8)
Payments for repurchase of stock	(143.4)	(14.2)
Net cash used in financing activities	(167.6)	(49.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	0.5
Net increase in cash, cash equivalents and restricted cash	230.7	233.6
Cash, cash equivalents and restricted cash at beginning of period	711.3	1,038.3
Cash, cash equivalents and restricted cash at end of period	$942.0	$1,271.9
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$0.4	$—
Income taxes	$5.6	$6.6
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$416.8	$297.3
Accrued capital expenditures	$68.6	$45.2
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended January 28, 2023. The results of operations for the 13 weeks ended April 29, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2024.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of April 29, 2023 and April 30, 2022 and the results of our operations and cash flows for the periods presented. The January 28, 2023 balance sheet information was derived from the audited consolidated financial statements as of that date.
Note 2 - Contingencies
We are defendants in legal proceedings including class, collective, representative and large cases as well as individual claims in arbitration. We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business, financial condition, or liquidity. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which they are reserved or resolved.
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
Active Matters
DC 202-related Matters
On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related sale and distribution of adulterated product, as well as other processes and procedures that require remediation. In connection therewith, we initiated a retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the “Recall”), temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, ceased the direct shipment of FDA-regulated products from DC 202, and initiated corrective actions. In June 2022, we stopped shipping to stores from DC 202 and have since disposed of all of the subject inventory that was in the facility.
Since February 22, 2022, Family Dollar has been named in 14 putative class action complaints primarily related to issues associated with DC 202 described above. The lawsuits are proceeding in federal court in Tennessee using the federal court’s multi-district litigation (“MDL”) process. An amended consolidated complaint seeking class action status was filed October 17, 2022 alleging violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, negligence, misrepresentation, deception and unjust enrichment related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions at DC 202. Plaintiffs seek damages, attorney fees and costs, punitive damages and the replacement of, or refund of, money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief. As a result of a mediation held in April 2023, the parties have reached a tentative settlement in principle which if finalized will then be subject to court approval.

On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation and compliance with law regarding certain of our procedures and products. In connection with this matter, we have been investigating the condition of FDA-regulated product shipped from DC 202. We are cooperating fully with the U.S. Department of Justice investigation, including having produced documents and provided additional information. We are currently engaged in discussions with the government in an effort to reach a negotiated resolution. Due to the inherent uncertainties associated with this matter, no assurance can be given as to the timing or outcome of this matter, which could include penalties and company undertakings.
On April 28, 2022, the State of Arkansas filed a complaint in state court alleging violations of the Arkansas Deceptive Trade Practices Act, gross negligence and negligence, strict liability in tort, unjust enrichment and civil conspiracy related to the sale of products that may have been contaminated by virtue of rodent infestation and other unsanitary conditions at DC 202. The State of Arkansas is seeking injunctive relief, restitution, disgorgement, damages, civil penalties, punitive damages and suspension or revocation of our authorization to do business in Arkansas. The parties are discussing a potential resolution of this action.
Based on the developments discussed above, we have determined that there is a probable risk of liability for settlement amounts, costs, and potential penalties and have accrued $30.0 million for DC 202-related matters. We are currently unable to estimate the amount of additional incremental loss, if any, which may result when the matters are finally resolved. Based on the information available to date, we do not believe the resolution of the DOJ investigation, the State of Arkansas complaint, or settlement of any pending or potential civil litigation related to DC 202 will have a material adverse effect on our business, financial condition, or liquidity.
Talc Product Matters
Six personal injury lawsuits are pending in state court in Illinois, New York, Texas, and New Jersey against Dollar Tree, Family Dollar or both alleging that certain talc products that we sold caused cancer. The plaintiffs seek compensatory, punitive and exemplary damages, damages for loss of consortium, and attorneys’ fees and costs. Although we have been able to resolve previous talc lawsuits against us without material loss, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to fulfill their obligations to us.
Acetaminophen Matters
Since August 2022, nine personal injury cases have been filed in federal court against Dollar Tree, Family Dollar, or both, on behalf of minors alleging that their mothers took acetaminophen while pregnant, that the acetaminophen interfered with fetal development such that plaintiffs were born with autism and/or ADHD, and that we knew or should have known of the danger, had a duty to warn and failed to include appropriate warnings on the product labels. The plaintiffs seek compensatory, punitive and/or exemplary damages, restitution and disgorgement, economic damages, and attorneys’ fees and costs. These cases, which originated in California, Louisiana, Minnesota, Missouri, North Carolina, Kentucky and Texas, along with other cases against many other defendants, have been consolidated in multi-district court litigation in the Southern District of New York.
Resolved Matters
On November 9, 2022 we received an FDA Warning Letter (“Warning Letter”) with respect to DC 202 that generally identified the same conditions and issues as those described in the Form 483 observations described above or were otherwise observed during the FDA’s inspection. The Warning Letter also acknowledged certain remedial actions we had taken in response to the Form 483 observations. By correspondence dated April 20, 2023, the FDA informed us the inspection is closed. We do not expect any further FDA regulatory enforcement action on this matter.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 weeks ended April 29, 2023 or April 30, 2022.

Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities. The carrying value of our Revolving Credit Facility approximates its fair value.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	April 29, 2023		January 28, 2023		April 30, 2022
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,140.1	$3,427.5	$3,162.8	$3,426.7	$3,232.7	$3,424.2
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 4 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
(in millions, except per share data)	April 29, 2023	April 30, 2022
Basic net income per share:
Net income	$299.0	$536.4
Weighted average number of shares outstanding	221.1	225.3
Basic net income per share	$1.35	$2.38
Diluted net income per share:
Net income	$299.0	$536.4
Weighted average number of shares outstanding	221.1	225.3
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.6	1.1
Weighted average number of shares and dilutive potential shares outstanding	221.7	226.4
Diluted net income per share	$1.35	$2.37
Stock options and other stock-based awards of 2.9 million shares and 2.9 million shares were excluded from the calculation of diluted net income per share for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, because their inclusion would be anti-dilutive.
Note 5 - Shareholders’ Equity
We repurchased 1,025,000 and 89,779 shares of common stock on the open market during the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, for $151.1 million and $14.2 million, respectively. Of the shares repurchased during the 13 weeks ended April 29, 2023, $7.7 million had not settled as of April 29, 2023 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of April 29, 2023. At April 29, 2023, we had $1.7 billion remaining under our Board repurchase authorization.
Note 6 - Segments and Disaggregated Revenue
We operate more than 16,400 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
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
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended
(in millions)	April 29, 2023	April 30, 2022
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,931.7	$3,781.8
Family Dollar	3,387.8	3,118.3
Consolidated Net sales	$7,319.5	$6,900.1

Gross profit:
Dollar Tree	$1,388.6	$1,534.7
Family Dollar	841.8	805.8
Consolidated Gross profit	$2,230.4	$2,340.5

Operating income (loss):
Dollar Tree	$535.7	$764.2
Family Dollar	8.8	89.5
Corporate, support and Other	(124.8)	(122.2)
Consolidated Operating income	419.7	731.5
Interest expense, net	25.9	34.0
Other expense, net	0.1	—
Income before income taxes	$393.7	$697.5

	As of
(in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$423.1	$423.6	$424.8
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated Goodwill	$1,982.6	$1,983.1	$1,984.3

Total assets:
Dollar Tree	$9,799.6	$9,914.6	$9,801.9
Family Dollar	12,746.8	12,562.2	12,065.9
Corporate, support and Other	562.2	545.3	504.5
Consolidated Total assets	$23,108.6	$23,022.1	$22,372.3

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended
(in millions)	April 29, 2023		April 30, 2022
Dollar Tree segment net sales by merchandise category:
Consumable	$1,887.2	48.0%	$1,747.2	46.2%
Variety	1,863.6	47.4%	1,864.4	49.3%
Seasonal	180.9	4.6%	170.2	4.5%
Total Dollar Tree segment net sales	$3,931.7	100.0%	$3,781.8	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,713.5	80.1%	$2,435.1	78.1%
Home products	239.5	7.1%	248.1	7.9%
Apparel and accessories	163.2	4.8%	167.4	5.4%
Seasonal and electronics	271.6	8.0%	267.7	8.6%
Total Family Dollar segment net sales	$3,387.8	100.0%	$3,118.3	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
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
•Our expectations regarding the impact of investments in new products on the gross margin of our Dollar Tree banner;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including U.S. Food and Drug Administration matters), and the availability of indemnification or insurance with respect to such matters;
•Our plans to renovate existing Family Dollar stores, continue the addition of adult beverage product to our stores, and build new stores in the H2 store format, and our expectations regarding the performance of the H2 format on our results of operations;
•Our plans relating to new store concepts such as Dollar Tree Plus and our Combo Store format;
•Our expectations regarding the impact of inflation on our business; and
•Our cash needs, including our ability to fund our future capital expenditures and working capital requirements.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:
•Our profitability is vulnerable to increases in merchandise, shipping, freight and fuel costs, wage and benefit costs and other operating costs.
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
•Changes in laws and government regulations or in other stakeholder expectations concerning business conduct, or our failure to adequately estimate the impact of such changes or expectations, could increase our expenses, expose us to legal risks or otherwise adversely affect us.
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
Overview
We are a leading operator of more than 16,400 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price of $1.25. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores. Second is the performance of stores once they are open which can be impacted by a number of factors including operational performance, competition, inflation and changes in the product assortment, pricing, or quality. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded or remodeled during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. The term ‘expanded’ also includes stores that are relocated. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand. Sales that are excluded from the calculation of comparable store net sales are referred to as non-comparable store sales and consist of sales from new stores open fifteen months or less and stores that are closed permanently or expected to be closed for more than 90 days.
At April 29, 2023, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened during the 13 weeks ended April 29, 2023 was approximately 9,520 selling square feet for the Dollar Tree segment and 9,410 selling square feet for the Family Dollar segment. A breakdown of store counts and square footage by segment for the 13 weeks ended April 29, 2023 and April 30, 2022 is as follows:

	13 Weeks Ended
	April 29, 2023			April 30, 2022
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,134	8,206	16,340	8,061	8,016	16,077
New stores	32	75	107	42	70	112
Re-bannered stores	2	(1)	1	(2)	5	3
Closings	(15)	(14)	(29)	(13)	(17)	(30)
Ending	8,153	8,266	16,419	8,088	8,074	16,162
Relocations	6	27	33	12	21	33

Selling Square Feet (in millions):
Beginning	70.5	61.6	132.1	69.7	59.2	128.9
New stores	0.3	0.7	1.0	0.4	0.6	1.0
Closings	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)	(0.2)
Relocations	—	0.1	0.1	—	0.1	0.1
Ending	70.7	62.3	133.0	70.0	59.8	129.8
Stores are included as re-banners when they close or open, respectively.
The percentage change in comparable store net sales for the 13 weeks ended April 29, 2023, as compared with the preceding year, is as follows:

	13 Weeks Ended April 29, 2023
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	4.8%	5.0%	(0.2)%
Dollar Tree Segment	3.4%	5.5%	(2.1)%
Family Dollar Segment	6.6%	4.3%	2.2%
Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Dollar Tree Initiatives
In September 2021, we announced our new $1.25 price point initiative and we completed the rollout of this initiative to all Dollar Tree stores during the first quarter of fiscal 2022, increasing the price point on a majority of our $1 merchandise to $1.25. The increase in the price point has more than offset the decline in the number of units sold. During fiscal 2022, we began investing in new products and modifying existing products to provide greater value for our customers and increase customer traffic and store productivity. Because of the investments in new products, we expect Dollar Tree’s gross margin to be lower in the first half of fiscal 2023 compared to the prior year.

We are also continuing to implement our Dollar Tree Plus initiative which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in discretionary categories. As of April 29, 2023, we have approximately 2,915 Dollar Tree Plus stores. In addition, we have added $3, $4 and $5 frozen and refrigerated product to 3,935 stores as of April 29, 2023.
Family Dollar Initiatives
We are executing several initiatives in our Family Dollar stores to increase sales. In March 2021, we announced the development of a new combination store format. Combo Stores leverage the strengths of the Dollar Tree and Family Dollar brands under one roof to serve small towns across the country. We are taking Family Dollar’s great value and assortment and blending in select Dollar Tree merchandise categories, creating a new store format targeted for small towns and rural communities with populations of 3,000 to 4,000 residents. As of April 29, 2023, we operated approximately 885 Combo Stores.
We are also continuing to implement our H2 initiative. Our H2 stores have significantly improved merchandise offerings throughout the store, including the addition of Dollar Tree $1.25 merchandise items and establishing a minimum number of freezer and cooler doors. These stores have higher customer traffic and provide a higher average comparable store net sales lift, when compared to non-renovated stores, in the first year following renovation. H2 stores perform well in a variety of locations and especially in locations where our Family Dollar stores have been most challenged in the past. As of April 29, 2023, we have approximately 4,610 H2 stores.
In addition, we are continuing to add adult beverage product to our stores. As of April 29, 2023, there were more than 3,510 stores selling adult beverage products. We believe the addition of adult beverage to our assortment will drive traffic to our stores.
Additional Considerations
The following trends or uncertainties have already impacted or could impact our business or results of operations during 2023 or in the future:
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
Net Sales

	13 Weeks Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Percentage Change
Net sales	$7,319.5	$6,900.1	6.1%
Comparable store net sales change	4.8%	4.4%
The increase in net sales in the 13 weeks ended April 29, 2023 was a result of the comparable store net sales increases in the Dollar Tree and Family Dollar segments and net sales of $241.2 million at non-comparable stores.
Enterprise comparable store net sales increased 4.8% in the 13 weeks ended April 29, 2023, as a result of a 5.0% increase in customer traffic, partially offset by a 0.2% decrease in average ticket. Comparable store net sales increased 6.6% in the Family Dollar segment and increased 3.4% in the Dollar Tree segment.

Gross Profit

	13 Weeks Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Percentage Change
Gross profit	$2,230.4	$2,340.5	(4.7)%
Gross profit margin	30.5%	33.9%	(3.4)%
The decrease in gross profit margin in the 13 weeks ended April 29, 2023 was a result of the net of the following:
•Merchandise cost, which includes freight, increased 280 basis points resulting from lower initial mark-on due to the prior year benefiting from the $1.25 rollout whereas the current year reflects product value re-investments at Dollar Tree and cost increases as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Shrink costs increased 60 basis points in the current year resulting from unfavorable physical inventory results.
•Distribution costs increased 55 basis points due to higher maintenance and compliance costs and higher hourly wages as well as the prior year including higher capitalized amounts resulting from higher inventory levels.
•Markdown costs decreased 25 basis points due to the prior year including higher clearance markdowns resulting from a transition to a higher value assortment at the $1.25 price point on the Dollar Tree segment and shipping delays of seasonal merchandise and slow moving inventory items on the Family Dollar segment. Offsetting these decreases, in the current year, we experienced higher seasonal markdowns on the Dollar Tree segment and higher promotional markdowns on the Family Dollar segment.
•Occupancy costs decreased 25 basis points due to leverage from the comparable store net sales increase.
Selling, General and Administrative Expenses

	13 Weeks Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Percentage Change
Selling, general and administrative expenses	$1,815.0	$1,611.5	12.6%
Selling, general and administrative expense rate	24.8%	23.3%	1.5%
The increase in the selling, general and administrative expense rate in the 13 weeks ended April 29, 2023 was the result of the following:
•Other selling, general and administrative expenses increased 70 basis points primarily due to increases in legal costs, professional fees, and advertising costs, partially offset by higher costs in the prior year in connection with long-lived asset impairments at the Family Dollar West Memphis, Arkansas distribution center. The increase in legal costs was primarily due to a $30.0 million accrual for DC 202-related legal matters, partially offset by legal fees in the prior year related to the reconstitution of the Board of Directors.
•Payroll expenses increased 60 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by lower incentive and stock compensation expenses and leverage from the comparable store net sales increase.
•Store facility costs increased 20 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense was unchanged as a percentage of total revenue, as leverage from the comparable store net sales increase offset capital expenditures related to store renovations and improvements.

Operating Income

	13 Weeks Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Percentage Change
Operating income	$419.7	$731.5	(42.6)%
Operating income margin	5.7%	10.6%	(4.9)%
Operating income margin decreased to 5.7% for the 13 weeks ended April 29, 2023 compared to 10.6% for the same period last year, resulting from the decrease in gross profit margin and the increase in the selling, general and administrative expense rate, as described above.
Interest Expense, Net

	13 Weeks Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Percentage Change
Interest expense, net	$25.9	$34.0	(23.8)%
Interest expense, net decreased $8.1 million in the 13 weeks ended April 29, 2023 compared to the same period last year, resulting from higher interest income on investments.
Provision for Income Taxes

	13 Weeks Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Percentage Change
Provision for income taxes	$94.7	$161.1	(41.2)%
Effective tax rate	24.1%	23.1%	1.0%
The effective tax rate was 24.1% for the 13 weeks ended April 29, 2023 compared to 23.1% for the comparable prior year period, resulting from lower stock-based compensation deductions and higher non-deductible expenses, offset partially by higher Work Opportunity Tax credits as a percentage of pre-tax income in the current year.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Percentage Change
Net sales	$3,931.7	$3,781.8	4.0%
Gross profit	1,388.6	1,534.7	(9.5)%
Gross profit margin	35.3%	40.6%	(5.3)%
Operating income	$535.7	$764.2	(29.9)%
Operating income margin	13.6%	20.2%	(6.6)%
Net sales for the Dollar Tree segment increased $149.9 million, or 4.0%, for the 13 weeks ended April 29, 2023 compared to the same period last year. The increase was due to an increase in comparable store net sales of 3.4% and $90.7 million of non-comparable store sales. Customer traffic increased 5.5% and average ticket decreased 2.1%.

Gross profit margin for the Dollar Tree segment decreased to 35.3% for the 13 weeks ended April 29, 2023 compared to 40.6% for the same period last year as a result of the net of the following:
•Merchandise cost, which includes freight, increased 420 basis points due to the prior year benefiting from the $1.25 rollout whereas the current year reflects lower initial mark-on resulting from product value re-investments and cost increases as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Distribution costs increased 80 basis points due to higher maintenance and compliance costs and higher hourly wages as well as the prior year including higher capitalized amounts resulting from higher inventory levels.
•Shrink costs increased 55 basis points in the current year resulting from unfavorable physical inventory results.
•Markdown costs decreased 20 basis points resulting from higher clearance markdowns in the prior year due to a transition to a higher value assortment at the $1.25 price point, partially offset by higher seasonal markdowns in the current year.
Operating income margin for the Dollar Tree segment decreased to 13.6% for the 13 weeks ended April 29, 2023 from 20.2% for the same period last year as a result of the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 21.7% in the 13 weeks ended April 29, 2023 compared to 20.4% for the same period last year as a result of the following:
•Payroll expenses increased 75 basis points primarily due to wage investments and minimum wage increases in store payroll.
•Store facility costs increased 50 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates and higher utility costs.
•Depreciation and amortization expense increased 5 basis points primarily due to capital expenditures related to store renovations and improvements.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Percentage Change
Net sales	$3,387.8	$3,118.3	8.6%
Gross profit	841.8	805.8	4.5%
Gross profit margin	24.8%	25.8%	(1.0)%
Operating income	$8.8	$89.5	(90.2)%
Operating income margin	0.3%	2.9%	(2.6)%
Net sales for the Family Dollar segment increased $269.5 million, or 8.6%, for the 13 weeks ended April 29, 2023 compared to the same period last year. The increase was due to a comparable store net sales increase of 6.6% and $150.5 million of non-comparable store sales. For the 13 weeks ended April 29, 2023, customer traffic increased 4.3% and average ticket increased 2.2%.
Gross profit margin for the Family Dollar segment decreased to 24.8% for the 13 weeks ended April 29, 2023 compared to 25.8% for the same period last year. The decrease is due to the net of the following:
•Merchandise cost, which includes freight, increased 85 basis points resulting from lower initial mark-on and higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Shrink costs increased 60 basis points in the current year resulting from unfavorable physical inventory results.
•Distribution costs increased 20 basis points primarily due to higher maintenance and compliance costs as well as the prior year including higher capitalized amounts resulting from higher inventory levels, partially offset by leverage from the comparable store net sales increase in the current year.
•Markdown costs decreased 30 basis points due to higher clearance markdowns in the prior year as a result of shipping delays of seasonal merchandise and slow moving inventory items, partially offset by higher promotional markdowns in the current year.
•Occupancy costs decreased 40 basis points primarily due to the leverage from the comparable store net sales increase.

Operating income margin for the Family Dollar segment decreased to 0.3% for the 13 weeks ended April 29, 2023 from 2.9% for the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 24.6% in the 13 weeks ended April 29, 2023 compared to 23.0% for the same period last year as a result of the net of the following:
•Other selling, general and administrative expenses increased 85 basis points primarily due to increases in legal costs, professional fees and advertising costs, partially offset by higher costs in the prior year in connection with long-lived asset impairments at the West Memphis, Arkansas distribution center. The increase in legal costs was primarily due to a $30.0 million accrual for DC 202-related legal matters in the current year.
•Payroll expenses increased 75 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.
•Store facility costs increased 10 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, partially offset by leverage from the comparable store net sales increase and higher costs in the prior year associated with a product recall.
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
The following table compares cash flow-related information for the 13 weeks ended April 29, 2023 and April 30, 2022:

	13 Weeks Ended
(in millions)	April 29, 2023	April 30, 2022
Net cash provided by (used in):
Operating activities	$752.0	$538.5
Investing activities	(352.7)	(256.3)
Financing activities	(167.6)	(49.1)
Net cash provided by operating activities increased $213.5 million primarily due to lower inventory levels, partially offset by lower accounts payable, lower current year earnings, net of non-cash items and lower accrued liability balances.
Net cash used in investing activities increased $96.4 million due to higher capital expenditures.
Net cash used in financing activities increased $118.5 million due to higher stock repurchases.
At April 29, 2023, our long-term borrowings were $3.45 billion and we had $1.5 billion available under our Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $4.3 million. We also have $425.0 million in trade letters of credit with various financial institutions, under which $178.4 million was committed to letters of credit issued for routine purchases of imported merchandise as of April 29, 2023.
We repurchased 1,025,000 and 89,779 shares of common stock on the open market during the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, for $151.1 million and $14.2 million, respectively. Of the shares repurchased during the 13 weeks ended April 29, 2023, $7.7 million had not settled as of April 29, 2023 and this amount was accrued in the accompanying unaudited condensed consolidated balance sheet as of April 29, 2023. At April 29, 2023, we had $1.7 billion remaining under our Board repurchase authorization.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, diesel fuel cost changes and inflation. We may enter into interest rate or diesel fuel swaps to manage exposure to interest rate and diesel fuel price changes. We do not enter into derivative instruments for any purpose other than cash flow hedging and we do not hold derivative instruments for trading purposes.

Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility, as borrowings under the Revolving Credit Facility bear interest at SOFR, reset periodically, plus 0.10%, plus 0.875% to 1.50% as determined by our credit ratings and leverage ratio. At April 29, 2023, there were no borrowings outstanding under the Revolving Credit Facility.
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
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 29, 2023, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, please see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2023 or in the future as disclosed in the “Additional Considerations” section within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the first quarter of 2023:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 29, 2023 - February 25, 2023	—	$—	—	$1,852.5
February 26, 2023 - April 1, 2023	300,000	141.77	300,000	1,809.9
April 2, 2023 - April 29, 2023	725,000	149.72	725,000	1,701.4
Total	1,025,000	$147.39	1,025,000	$1,701.4
As of April 29, 2023, we had $1.7 billion remaining under our Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2		Amended and Restated By-Laws of Dollar Tree, Inc., effective January 30, 2023	8-K	3.1	1/31/2023
3.3		Amended and Restated By-Laws of Dollar Tree, Inc., effective June 13, 2023	10-K	3.3	3/10/2023
10.1	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)				X
10.2	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)				X
10.3	*	Form of Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended April 29, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended April 29, 2023, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	May 25, 2023	By:	/s/ Jeffrey A. Davis
Jeffrey A. Davis
Chief Financial Officer
(principal financial officer)