Form 10-Q
period 2023-07-29
DOLLAR TREE, INC.
filed 2023-08-24
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
As of August 22, 2023, there were 220,005,537 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$7,320.1	$6,765.3	$14,639.6	$13,665.4
Other revenue	5.2	3.2	9.5	5.7
Total revenue	7,325.3	6,768.5	14,649.1	13,671.1
Cost of sales	5,185.4	4,640.9	10,274.5	9,200.5
Selling, general and administrative expenses	1,852.1	1,622.2	3,667.1	3,233.7
Operating income	287.8	505.4	707.5	1,236.9
Interest expense, net	24.2	30.6	50.1	64.6
Other (income) expense, net	(0.1)	0.1	—	0.1
Income before income taxes	263.7	474.7	657.4	1,172.2
Provision for income taxes	63.3	114.8	158.0	275.9
Net income	$200.4	$359.9	$499.4	$896.3
Basic net income per share	$0.91	$1.61	$2.26	$3.99
Diluted net income per share	$0.91	$1.60	$2.26	$3.97
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$200.4	$359.9	$499.4	$896.3

Foreign currency translation adjustments	3.9	(1.0)	1.1	(1.1)

Total comprehensive income	$204.3	$358.9	$500.5	$895.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$512.7	$642.8	$688.9
Merchandise inventories	5,329.4	5,449.3	5,422.2
Other current assets	315.3	275.0	266.2
Total current assets	6,157.4	6,367.1	6,377.3
Property, plant and equipment, net of accumulated depreciation of $6,361.6, $6,025.4 and $5,688.9, respectively	5,359.2	4,972.2	4,652.9
Restricted cash	70.1	68.5	53.5
Operating lease right-of-use assets	6,670.9	6,458.0	6,433.6
Goodwill	1,983.3	1,983.1	1,984.3
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	13.1	15.0	17.7
Other assets	74.0	58.2	57.0
Total assets	$23,428.0	$23,022.1	$22,676.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,478.6	$1,449.6	$1,428.3
Accounts payable	1,776.4	1,899.8	2,011.3
Income taxes payable	10.0	58.1	27.4
Other current liabilities	885.3	817.7	913.5
Total current liabilities	4,150.3	4,225.2	4,380.5
Long-term debt, net	3,423.9	3,421.6	3,419.3
Operating lease liabilities, long-term	5,447.8	5,255.3	5,139.5
Deferred income taxes, net	1,107.6	1,105.7	1,063.6
Income taxes payable, long-term	18.1	17.4	20.7
Other liabilities	249.3	245.4	256.2
Total liabilities	14,397.0	14,270.6	14,279.8
Commitments and contingencies (Note 2)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 219,918,166, 221,222,984 and 223,932,187 shares issued and outstanding, respectively	2.2	2.2	2.2
Additional paid-in capital	446.5	667.5	1,026.7
Accumulated other comprehensive loss	(40.1)	(41.2)	(36.3)
Retained earnings	8,622.4	8,123.0	7,403.9
Total shareholders’ equity	9,031.0	8,751.5	8,396.5
Total liabilities and shareholders’ equity	$23,428.0	$23,022.1	$22,676.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended July 29, 2023
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at April 29, 2023	220.6	$2.2	$519.5	$(44.0)	$8,422.0	$8,899.7
Net income	—	—	—	—	200.4	200.4
Total other comprehensive income	—	—	—	3.9	—	3.9
Issuance of stock under Employee Stock Purchase Plan	—	—	2.5	—	—	2.5
Stock-based compensation, net	—	—	24.4	—	—	24.4
Repurchase of stock	(0.7)	—	(99.9)	—	—	(99.9)
Balance at July 29, 2023	219.9	$2.2	$446.5	$(40.1)	$8,622.4	$9,031.0

	26 Weeks Ended July 29, 2023
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 28, 2023	221.2	$2.2	$667.5	$(41.2)	$8,123.0	$8,751.5
Net income	—	—	—	—	499.4	499.4
Total other comprehensive income	—	—	—	1.1	—	1.1
Issuance of stock under Employee Stock Purchase Plan	—	—	5.4	—	—	5.4
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.4	—	25.5	—	—	25.5
Repurchase of stock	(1.7)	—	(252.0)	—	—	(252.0)
Balance at July 29, 2023	219.9	$2.2	$446.5	$(40.1)	$8,622.4	$9,031.0
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(in millions)	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net income	$499.4	$896.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	399.0	382.4
Provision for deferred income taxes	3.8	78.8
Stock-based compensation expense	53.2	66.1
Amortization of debt discount and debt-issuance costs	2.3	2.3
Other non-cash adjustments to net income	37.6	18.8
Changes in operating assets and liabilities:
Merchandise inventories	120.5	(1,055.3)
Income taxes receivable	(22.0)	—
Other current assets	(18.5)	(10.0)
Other assets	(15.9)	(4.9)
Accounts payable	(123.8)	127.4
Income taxes payable	(48.0)	(55.2)
Other current liabilities	35.7	83.5
Other liabilities	4.8	(0.1)
Operating lease right-of-use assets and liabilities, net	(4.3)	(9.5)
Net cash provided by operating activities	923.8	520.6
Cash flows from investing activities:
Capital expenditures	(775.8)	(529.6)
Payments for fixed asset disposition	(5.2)	(3.8)
Net cash used in investing activities	(781.0)	(533.4)
Cash flows from financing activities:
Proceeds from stock issued pursuant to stock-based compensation plans	5.5	4.8
Cash paid for taxes on exercises/vesting of stock-based compensation	(27.7)	(38.1)
Payments for repurchase of stock	(250.0)	(250.0)
Net cash used in financing activities	(272.2)	(283.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	0.2
Net decrease in cash, cash equivalents and restricted cash	(128.5)	(295.9)
Cash, cash equivalents and restricted cash at beginning of period	711.3	1,038.3
Cash, cash equivalents and restricted cash at end of period	$582.8	$742.4
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$64.5	$64.3
Income taxes	$223.6	$253.2
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$959.7	$726.1
Accrued capital expenditures	$86.3	$96.1
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended January 28, 2023. The results of operations for the 13 and 26 weeks ended July 29, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2024.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of July 29, 2023 and July 30, 2022 and the results of our operations and cash flows for the periods presented. The January 28, 2023 balance sheet information was derived from the audited consolidated financial statements as of that date.
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
Active Matters
DC 202-related Matters
On February 11, 2022, the FDA issued Form 483 observations primarily regarding rodent infestation at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related sale and distribution of adulterated product, as well as other processes and procedures that required remediation. In connection therewith, we initiated a retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the “Recall”), temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, ceased the direct shipment of FDA-regulated products from DC 202, and initiated corrective actions. In June 2022, we stopped shipping to stores from DC 202 and have since disposed of all of the subject inventory that was in the facility.
Since February 22, 2022, Family Dollar has been named in 14 putative class action complaints primarily related to issues associated with DC 202 described above. The lawsuits are proceeding in federal court in Tennessee using the federal court’s multi-district litigation (“MDL”) process, seek class action status, and allege violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, negligence, misrepresentation, deception and unjust enrichment related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions at DC 202. Plaintiffs sought damages, attorney fees and costs, punitive damages and replacement or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief. As a result of a mediation held in April 2023, the parties reached a claims made settlement whereby one class member per household will receive a $25 Family Dollar gift certificate. A hearing on the plaintiffs’ motion for preliminary approval of the settlement was held on July 21, 2023.

On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation and compliance with law regarding certain of our procedures and products. In connection with this matter, we have been investigating the condition of FDA-regulated product shipped from DC 202. We are cooperating fully with the U.S. Department of Justice investigation, including having produced documents and provided additional information. We are currently engaged in discussions with the government in an effort to reach a negotiated resolution. Due to the inherent uncertainties associated with this matter, no assurance can be given as to the timing or outcome of this matter, but we acknowledge that any negotiated resolution will include penalties and company undertakings.
On April 28, 2022, the State of Arkansas filed a complaint in state court alleging violations of the Arkansas Deceptive Trade Practices Act, gross negligence and negligence, strict liability in tort, unjust enrichment and civil conspiracy related to the sale of products that may have been contaminated by virtue of rodent infestation and other unsanitary conditions at DC 202. The State of Arkansas is seeking injunctive relief, restitution, disgorgement, damages, civil penalties, punitive damages and suspension or revocation of our authorization to do business in Arkansas. The parties have engaged in discussions regarding a potential resolution of this action.
Based on the developments discussed above, we have determined that there is a probable risk of liability for settlement amounts, costs, and potential penalties and accrued $30.0 million in the first quarter of fiscal 2023 for DC 202-related matters. We are currently unable to estimate the amount of additional incremental loss, if any, which may result when the matters are finally resolved. Based on the information available to date, we do not believe the resolution of the DOJ investigation, the State of Arkansas complaint, or settlement of any pending or potential civil litigation related to DC 202 will have a material adverse effect on our business, financial condition, or liquidity.
Talc Product Matters
Eight personal injury lawsuits are pending in state court in Illinois, New York, Texas, and New Jersey against Dollar Tree, Family Dollar or both alleging that certain talc products that we sold caused cancer. The plaintiffs seek compensatory, punitive and exemplary damages, damages for loss of consortium, and attorneys’ fees and costs. Although we have been able to resolve previous talc lawsuits against us without material loss, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to fulfill their obligations to us.
Acetaminophen Matters
Since August 2022, personal injury cases have been filed in federal court against Dollar Tree, Family Dollar, or both, on behalf of minors alleging that their mothers took acetaminophen while pregnant, that the acetaminophen interfered with fetal development such that plaintiffs were born with autism and/or ADHD, and that we knew or should have known of the danger, had a duty to warn and failed to include appropriate warnings on the product labels. There are currently dozens of cases pending. The plaintiffs seek compensatory, punitive and/or exemplary damages, restitution and disgorgement, economic damages, and attorneys’ fees and costs. These cases, which originated in Alabama, California, Florida, Georgia, Louisiana, Minnesota, Missouri, North Carolina, Kentucky, Tennessee and Texas, along with other cases against many other defendants, have been consolidated in multi-district court litigation in the Southern District of New York.
Note 3 - Debt
Commercial Paper Program
In July 2023, we established a commercial paper program to issue unsecured commercial paper notes with maturities up to 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1.5 billion. We expect to use the net proceeds of note issuances for general corporate purposes. Our Revolving Credit Facility will serve as a liquidity backstop for the repayment of notes outstanding under the program. The notes will rank pari passu with all of our other unsecured and unsubordinated indebtedness. As of July 29, 2023, no notes have been issued under the program.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 or 26 weeks ended July 29, 2023 or July 30, 2022.
Fair Value of Financial Instruments
The carrying amounts of Cash and cash equivalents, Restricted cash and Accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities. The carrying values of our Revolving Credit Facility and borrowings under our commercial paper program approximate their fair values.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	July 29, 2023		January 28, 2023		July 30, 2022
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,087.4	$3,428.3	$3,162.8	$3,426.7	$3,244.0	$3,425.0
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 5 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Basic net income per share:
Net income	$200.4	$359.9	$499.4	$896.3
Weighted average number of shares outstanding	220.1	224.2	220.6	224.7
Basic net income per share	$0.91	$1.61	$2.26	$3.99
Diluted net income per share:
Net income	$200.4	$359.9	$499.4	$896.3
Weighted average number of shares outstanding	220.1	224.2	220.6	224.7
Dilutive effect of stock options and restricted stock (as determined by applying the treasury stock method)	0.4	0.8	0.5	1.0
Weighted average number of shares and dilutive potential shares outstanding	220.5	225.0	221.1	225.7
Diluted net income per share	$0.91	$1.60	$2.26	$3.97
Stock options and other stock-based awards of 2.4 million shares and 3.0 million shares were excluded from the calculation of diluted net income per share for the 13 and 26 weeks ended July 29, 2023, respectively, because their inclusion would be anti-dilutive. Stock options and other stock-based awards of 2.3 million shares and 2.8 million shares were excluded from the calculation of diluted net income per share for the 13 and 26 weeks ended July 30, 2022, respectively, because their inclusion would be anti-dilutive.
Note 6 - Shareholders’ Equity
We repurchased 703,713 and 1,728,713 shares of common stock on the open market at a cost of $99.9 million and $252.0 million, including applicable excise tax, during the 13 and 26 weeks ended July 29, 2023, respectively. We repurchased 1,664,717 and 1,754,496 shares of common stock on the open market at a cost of $235.8 million and $250.0 million during the 13 and 26 weeks ended July 30, 2022, respectively. At July 29, 2023, we had $1.6 billion remaining under our Board repurchase authorization.

Note 7 - Segments and Disaggregated Revenue
We operate more than 16,400 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.25, with additional offerings at $3, $4 and $5 price points. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 15 distribution centers in the United States and two distribution centers in Canada.
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
Information for our segments, as well as for Corporate, support and Other, including the reconciliation to Income before income taxes, is as follows:

	13 Weeks Ended		26 Weeks Ended
(in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Condensed Consolidated Income Statement Data:
Net sales:
Dollar Tree	$3,873.4	$3,571.1	$7,805.1	$7,352.9
Family Dollar	3,446.7	3,194.2	6,834.5	6,312.5
Consolidated Net sales	$7,320.1	$6,765.3	$14,639.6	$13,665.4

Gross profit:
Dollar Tree	$1,293.3	$1,334.9	$2,681.9	$2,869.6
Family Dollar	841.4	789.5	1,683.2	1,595.3
Consolidated Gross profit	$2,134.7	$2,124.4	$4,365.1	$4,464.9

Operating income (loss):
Dollar Tree	$397.8	$550.8	$933.5	$1,315.0
Family Dollar	11.8	55.0	20.6	144.5
Corporate, support and Other	(121.8)	(100.4)	(246.6)	(222.6)
Consolidated Operating income	287.8	505.4	707.5	1,236.9
Interest expense, net	24.2	30.6	50.1	64.6
Other expense, net	(0.1)	0.1	—	0.1
Income before income taxes	$263.7	$474.7	$657.4	$1,172.2

	As of
(in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Condensed Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$423.8	$423.6	$424.8
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated Goodwill	$1,983.3	$1,983.1	$1,984.3

Total assets:
Dollar Tree	$9,742.9	$9,914.6	$9,783.8
Family Dollar	13,065.0	12,562.2	12,359.1
Corporate, support and Other	620.1	545.3	533.4
Consolidated Total assets	$23,428.0	$23,022.1	$22,676.3
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				26 Weeks Ended
(in millions)	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
Dollar Tree segment net sales by merchandise category:
Consumable	$1,880.9	48.5%	$1,671.9	46.8%	$3,768.1	48.3%	$3,419.1	46.5%
Variety	1,981.8	51.2%	1,892.9	53.0%	3,845.4	49.3%	3,757.3	51.1%
Seasonal	10.7	0.3%	6.3	0.2%	191.6	2.4%	176.5	2.4%
Total Dollar Tree segment net sales	$3,873.4	100.0%	$3,571.1	100.0%	$7,805.1	100.0%	$7,352.9	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,741.9	79.6%	$2,467.0	77.3%	$5,455.4	79.8%	$4,902.1	77.7%
Home products	223.0	6.5%	234.1	7.3%	462.5	6.8%	482.2	7.6%
Apparel and accessories	174.4	5.0%	191.9	6.0%	337.6	4.9%	359.3	5.7%
Seasonal and electronics	307.4	8.9%	301.2	9.4%	579.0	8.5%	568.9	9.0%
Total Family Dollar segment net sales	$3,446.7	100.0%	$3,194.2	100.0%	$6,834.5	100.0%	$6,312.5	100.0%

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
•Our merchandising plans and initiatives and related impacts, including those regarding product assortment, merchandisable space and store layout, cooler and freezer expansions, private label products and planogram and category resets in the Family Dollar segment, and multi-price assortments in the Dollar Tree segment;
•Our plans to add, renovate and remodel stores, including our plans relating to new store concepts such as H2.5, rural and XSB formats for Family Dollar stores, and Dollar Tree Plus formats, and our expectations regarding store standards and operations, efficiency initiatives, selling square footage and the performance of those formats;
•Our expectations regarding the implementation and impact of investments in supply chain, distribution facilities, store delivery and equipment, and technology initiatives, store appearance, wage investments and other workforce investments and goals;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including U.S. Food and Drug Administration and Department of Justice matters), and the availability of indemnification or insurance with respect to such matters;
•Our expectations regarding the impact of inflation on our business;
•Our expectations regarding our commercial paper program, including our expected use of proceeds and repayment sources; and
•Our cash needs, including our ability to fund our future capital expenditures and working capital requirements.
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
•We may not be successful in implementing or in anticipating the impact of important strategic initiatives, we may fail to realize our desired sales, operational efficiencies or other anticipated benefits of those initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, any of which may have an adverse impact on our business and financial results.
•Customers may not accept or respond to changes in our product assortment, store layouts and formats, and other results of our strategic initiatives.
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

Overview
We are a leading operator of more than 16,400 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.25, with additional offerings at $3, $4 and $5 price points. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
At July 29, 2023, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened during the 26 weeks ended July 29, 2023 was approximately 9,310 selling square feet for the Dollar Tree segment and 9,515 selling square feet for the Family Dollar segment. A breakdown of store counts and square footage by segment for the 26 weeks ended July 29, 2023 and July 30, 2022 is as follows:

	26 Weeks Ended
	July 29, 2023			July 30, 2022
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,134	8,206	16,340	8,061	8,016	16,077
New stores	80	145	225	74	165	239
Re-bannered stores	4	(1)	3	(5)	7	2
Closings	(41)	(51)	(92)	(27)	(60)	(87)
Ending	8,177	8,299	16,476	8,103	8,128	16,231
Relocations	16	48	64	17	45	62

Selling Square Feet (in millions):
Beginning	70.5	61.6	132.1	69.7	59.2	128.9
New stores	0.7	1.4	2.1	0.6	1.5	2.1
Re-bannered stores	—	—	—	—	0.1	0.1
Closings	(0.3)	(0.3)	(0.6)	(0.2)	(0.4)	(0.6)
Relocations	—	0.1	0.1	0.1	0.1	0.2
Ending	70.9	62.8	133.7	70.2	60.5	130.7
Stores are included as re-banners when they close or open, respectively.
The percentage change in comparable store net sales for the 13 and 26 weeks ended July 29, 2023, as compared with the preceding year, is as follows:

	13 Weeks Ended July 29, 2023			26 Weeks Ended July 29, 2023
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	6.9%	7.1%	(0.2)%	5.9%	6.1%	(0.2)%
Dollar Tree Segment	7.8%	9.6%	(1.6)%	5.6%	7.7%	(1.9)%
Family Dollar Segment	5.8%	3.4%	2.3%	6.2%	3.9%	2.3%

Comparable store net sales are positively affected by our expanded and relocated stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Net sales per selling square foot is calculated based on total net sales for the preceding 12 months as of the end of the reporting period divided by the average selling square footage during the period. Selling square footage excludes the storage, receiving and office space that generally occupies approximately 20% of the total square footage of our stores. We believe that net sales per selling square foot more accurately depicts the productivity and operating performance of our stores as it isolates that portion of our footprint that is dedicated to selling merchandise. Net sales per selling square foot is calculated for stores open throughout the period presented. Net sales per selling square foot for the 52 weeks ended July 29, 2023 and July 30, 2022 is as follows:

	52 Weeks Ended
	July 29, 2023			July 30, 2022
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Net sales per selling square foot	$225	$218	$222	$212	$210	$211
Strategic Initiatives
In recent years, we have pursued and executed a number of strategic initiatives across the Dollar Tree and Family Dollar banners, including the $1.25 price point at Dollar Tree, implementation of Dollar Tree Plus, increased frozen and refrigerated products in our stores, and implementation of new store formats at Family Dollar. During our 2023 Investor Conference on June 21, 2023, we outlined updated strategies and plans to build upon these initiatives and drive productive sales growth, improve operating efficiency, invest in technology, and expand our culture of service to our associates. These initiatives include, among others, the following.
Dollar Tree Merchandising. We completed our $1.25 price point initiative with the rollout to all Dollar Tree stores during the first quarter of fiscal 2022. This allowed us to re-introduce products and expand our brand assortment at the new $1.25 price point to provide greater value for our customers and increase customer traffic and store productivity. We are also continuing to implement our Dollar Tree Plus initiative, which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in select discretionary categories. As of July 29, 2023, we have approximately 3,630 Dollar Tree Plus stores.
We are planning the continued expansion of our multi-price product assortment, both through the addition of $3, $4 and $5 frozen and refrigerated product, as well as other consumable and discretionary product. As of July 29, 2023, approximately 5,580 stores had $3, $4 and $5 frozen and refrigerated products. Within these stores, we also plan to transition some of our existing $1.25 freezer and cooler doors to multi-price products. We are currently taking actions to improve operating efficiencies and prepare for expanded multi-price products within our stores, including raising shelf heights, implementing space productivity, and rightsizing assortments.
Family Dollar Merchandising. During the past several years, we have been implementing store design initiatives at Family Dollar with significantly improved merchandise offerings and establishing a minimum number of cooler doors. We are building upon these formats to further tailor space and assortment to local demographics with emerging formats including H2.5, our new primary store format (generally 6,700 to 8,700 square feet) with optimized layout and expanded frozen and refrigerated doors; rural stores, which are an evolution of our Combo format, generally contain more square footage (8,700+ square feet) and have assortments that may include Dollar Tree product; and XSB (Extra Small Box), which generally contain less square footage (less than 6,700 square feet) and add elements of H2.5 optimized to our smaller stores, particularly in urban markets. As of July 29, 2023, we have approximately 830 H2.5 stores, and in the quarter we opened or converted 90 stores into our rural Combo format.
Actions taken in recent months have improved Family Dollar’s price position relative to competition, which we believe has positively impacted customer traffic and average ticket. Building on this momentum, we plan to improve our product assortment across all of Family Dollar’s formats by expanding our SKUs, continuing to add cooler doors, increasing our standard shelf profile from 72 inches to 78 inches, and implementing planogram and category resets. We continue to introduce new private brands at Family Dollar, convert control brands to private brands and align our “Family” brand message across key categories.
Our Workforce & Our Workplace. Across both of our banners, we are investing in our talent, including initiatives to provide competitive pay and benefits, enhanced training, and attractive career opportunities to deliver an enhanced associate experience, reduce turnover, and improve our store standards and efficiencies and ultimately the customer experience. Additional initiatives include accelerating new store openings and expanding renovations and other projects to optimize and modernize our stores. We are continuing to implement our G.O.L.D. (Grand Opening Look Daily) initiative to improve store appearance, deliver consistent experiences across all stores, and drive positive sales trends.
Supply Chain Optimization. Our supply chain initiatives include enhancing our distribution and transportation network to support store growth and merchandising programs, including investments in building a Dollar Tree Fleet Ownership Program, modernizing the existing Family Dollar fleet, transportation management systems, a new co-bannered distribution center to increase capacity and improve efficiency, and a new rotacart delivery process that is expected to, among other things, streamline the truck unloading and store delivery process, improve associate and driver utilization and improve operational efficiencies.
Technology Investment. Over the next several years, we are planning significant investment in our technology, including next-gen applications, data and analytics capabilities, and enhanced user experience across our business, including our store network and point-of-sale, merchandising and supply chain. We believe these improvements can promote operational efficiencies and deliver an elevated customer experience.
Results of Operations
Our results of operations and period-over-period changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate and operating income margin are calculated by dividing the applicable amount by total revenue.
Net Sales

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Percentage Change	July 29, 2023	July 30, 2022	Percentage Change
Net sales	$7,320.1	$6,765.3	8.2%	$14,639.6	$13,665.4	7.1%
Comparable store net sales change	6.9%	4.8%		5.9%	4.6%
The increase in net sales in the 13 weeks ended July 29, 2023 was a result of the comparable store net sales increases in the Dollar Tree and Family Dollar segments and net sales of $233.1 million at non-comparable stores.
Enterprise comparable store net sales increased 6.9% in the 13 weeks ended July 29, 2023, as a result of a 7.1% increase in customer traffic, partially offset by a 0.2% decrease in average ticket. Comparable store net sales increased 7.8% in the Dollar Tree segment and increased 5.8% in the Family Dollar segment.
The increase in net sales in the 26 weeks ended July 29, 2023 was a result of the comparable store net sales increases in the Dollar Tree and Family Dollar segments and net sales of $495.0 million at non-comparable stores.
Enterprise comparable store net sales increased 5.9% in the 26 weeks ended July 29, 2023, as a result of a 6.1% increase in customer traffic, partially offset by a 0.2% decrease in average ticket. Comparable store net sales increased 6.2% in the Family Dollar segment and increased 5.6% in the Dollar Tree segment.
Gross Profit

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Percentage Change	July 29, 2023	July 30, 2022	Percentage Change
Gross profit	$2,134.7	$2,124.4	0.5%	$4,365.1	$4,464.9	(2.2)%
Gross profit margin	29.2%	31.4%	(2.2)%	29.8%	32.7%	(2.9)%
The decrease in gross profit margin in the 13 weeks ended July 29, 2023 was a result of the net of the following:
•Merchandise cost, which includes freight, increased 145 basis points resulting from lower initial mark-on due to the prior year benefiting from the $1.25 rollout whereas the current year reflects product value re-investments at Dollar Tree and cost increases as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Shrink costs increased 60 basis points in the current year resulting from unfavorable physical inventory results.
•Distribution costs increased 40 basis points due to a higher amount of costs capitalized in the prior year quarter resulting from increasing inventory levels in the prior year quarter and higher distribution center payroll costs in the current year quarter, primarily on the Dollar Tree segment.
•Occupancy costs decreased 25 basis points due to leverage from the comparable store net sales increase.
The decrease in gross profit margin in the 26 weeks ended July 29, 2023 was a result of the net of the following:

•Merchandise cost, which includes freight, increased 215 basis points resulting from lower initial mark-on due to the prior year benefiting from the $1.25 rollout whereas the current year reflects product value re-investments at Dollar Tree and cost increases as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Shrink costs increased 60 basis points in the current year resulting from unfavorable physical inventory results.
•Distribution costs increased 50 basis points due to a higher amount of costs capitalized in the prior year resulting from increasing inventory levels on both the Dollar Tree and Family Dollar segments in the prior year and higher distribution center payroll costs in the current year on the Dollar Tree segment.
•Markdown costs decreased 10 basis points due to the prior year including higher clearance markdowns resulting from a transition to a higher value assortment at the $1.25 price point on the Dollar Tree segment and shipping delays of seasonal merchandise and slow moving inventory on the Family Dollar segment, partially offset by higher seasonal markdowns on the Dollar Tree segment in the current year.
•Occupancy costs decreased 25 basis points due to leverage from the comparable store net sales increase.
Selling, General and Administrative Expenses

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Percentage Change	July 29, 2023	July 30, 2022	Percentage Change
Selling, general and administrative expenses	$1,852.1	$1,622.2	14.2%	$3,667.1	$3,233.7	13.4%
Selling, general and administrative expense rate	25.3%	24.0%	1.3%	25.0%	23.7%	1.3%
The increase in the selling, general and administrative expense rate in the 13 weeks ended July 29, 2023 was the result of the net of the following:
•Payroll expenses increased 65 basis points primarily due to wage investments and minimum wage increases in store payroll, and higher incentive compensation expense, partially offset by lower stock compensation expense and leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased 45 basis points primarily due to unfavorable development of general liability insurance claims, increases in professional fees, and higher information technology system costs.
•Store facility costs increased 25 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense decreased 5 basis points primarily due to leverage from the comparable store net sales increase, partially offset by capital expenditures related to store renovations and improvements.
The increase in the selling, general and administrative expense rate in the 26 weeks ended July 29, 2023 was the result of the net of the following:
•Payroll expenses increased 60 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by lower stock compensation expenses and leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased 60 basis points primarily due to increases in professional fees and legal costs, partially offset by higher costs in the prior year in connection with long-lived asset impairments at the Family Dollar West Memphis, Arkansas distribution center. The increase in legal costs was primarily due to a $30.0 million accrual for DC 202-related legal matters, partially offset by legal fees in the prior year related to the reconstitution of the Board of Directors.
•Store facility costs increased 25 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense decreased 5 basis points primarily due to leverage from the comparable store net sales increase, partially offset by capital expenditures related to store renovations and improvements.

Operating Income

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Percentage Change	July 29, 2023	July 30, 2022	Percentage Change
Operating income	$287.8	$505.4	(43.1)%	$707.5	$1,236.9	(42.8)%
Operating income margin	3.9%	7.5%	(3.6)%	4.8%	9.0%	(4.2)%
Operating income margin decreased to 3.9% for the 13 weeks ended July 29, 2023 compared to 7.5% for the same period last year, resulting from the decrease in gross profit margin and the increase in the selling, general and administrative expense rate, as described above.
Operating income margin decreased to 4.8% for the 26 weeks ended July 29, 2023 compared to 9.0% for the same period last year, resulting from the decrease in gross profit margin and the increase in the selling, general and administrative expense rate, as described above.
Interest Expense, Net

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Percentage Change	July 29, 2023	July 30, 2022	Percentage Change
Interest expense, net	$24.2	$30.6	(20.9)%	$50.1	$64.6	(22.4)%
Interest expense, net decreased $6.4 million in the 13 weeks ended July 29, 2023 compared to the same period last year, resulting from higher interest income on investments.
Interest expense, net decreased $14.5 million in the 26 weeks ended July 29, 2023 compared to the same period last year, resulting from higher interest income on investments.
Provision for Income Taxes

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Percentage Change	July 29, 2023	July 30, 2022	Percentage Change
Provision for income taxes	$63.3	$114.8	(44.9)%	$158.0	$275.9	(42.7)%
Effective tax rate	24.0%	24.2%	(0.2)%	24.0%	23.5%	0.5%
The effective tax rate was 24.0% for the 13 weeks ended July 29, 2023 compared to 24.2% for the comparable prior year period, resulting from higher Work Opportunity Tax Credits as a percentage of pre-tax income in the current year, offset partially by higher non-deductible expenses.
The effective tax rate was 24.0% for the 26 weeks ended July 29, 2023 compared to 23.5% for the comparable prior year period, resulting from lower stock-based compensation deductions and higher non-deductible expenses, offset partially by higher Work Opportunity Tax Credits as a percentage of pre-tax income in the current year.

Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Percentage Change	July 29, 2023	July 30, 2022	Percentage Change
Net sales	$3,873.4	$3,571.1	8.5%	$7,805.1	$7,352.9	6.1%
Gross profit	1,293.3	1,334.9	(3.1)%	2,681.9	2,869.6	(6.5)%
Gross profit margin	33.4%	37.4%	(4.0)%	34.4%	39.0%	(4.6)%
Operating income	$397.8	$550.8	(27.8)%	$933.5	$1,315.0	(29.0)%
Operating income margin	10.3%	15.4%	(5.1)%	12.0%	17.9%	(5.9)%
Net sales for the Dollar Tree segment increased $302.3 million, or 8.5%, for the 13 weeks ended July 29, 2023 compared to the same period last year. The increase was due to an increase in comparable store net sales of 7.8% and $78.4 million of non-comparable store sales. Customer traffic increased 9.6% and average ticket decreased 1.6%.
Net sales for the Dollar Tree segment increased $452.2 million, or 6.1%, for the 26 weeks ended July 29, 2023 compared to the same period last year. The increase was due to an increase in comparable store net sales of 5.6% and $177.8 million of non-comparable store sales. Customer traffic increased 7.7% and average ticket decreased 1.9%.
Gross profit margin for the Dollar Tree segment decreased to 33.4% for the 13 weeks ended July 29, 2023 compared to 37.4% for the same period last year as a result of the net of the following:
•Merchandise cost, which includes freight, increased 275 basis points due to the prior year benefiting from the $1.25 rollout whereas the current year reflects lower initial mark-on resulting from product value re-investments and cost increases as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Distribution costs increased 75 basis points due to a higher amount of costs capitalized in the prior year quarter resulting from increasing inventory levels in the prior year quarter and higher distribution center payroll costs in the current year quarter.
•Shrink costs increased 75 basis points in the current year resulting from unfavorable physical inventory results.
•Occupancy costs decreased 35 basis points due to leverage from the comparable store net sales increase.
Gross profit margin for the Dollar Tree segment decreased to 34.4% for the 26 weeks ended July 29, 2023 compared to 39.0% for the same period last year as a result of the net of the following:
•Merchandise cost, which includes freight, increased 350 basis points due to the prior year benefiting from the $1.25 rollout whereas the current year reflects lower initial mark-on resulting from product value re-investments and cost increases as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Distribution costs increased 80 basis points due to a higher amount of costs capitalized in the prior year resulting from increasing inventory levels in the prior year and higher distribution center payroll costs in the current year.
•Shrink costs increased 65 basis points in the current year resulting from unfavorable physical inventory results.
•Markdown costs decreased 10 basis points resulting from higher clearance markdowns in the prior year due to a transition to a higher value assortment at the $1.25 price point.
•Occupancy costs decreased 20 basis points due to leverage from the comparable store net sales increase.
Operating income margin for the Dollar Tree segment decreased to 10.3% for the 13 weeks ended July 29, 2023 from 15.4% for the same period last year as a result of the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 23.1% in the 13 weeks ended July 29, 2023 compared to 22.0% for the same period last year as a result of the net of the following:

•Payroll expenses increased 60 basis points primarily due to wage investments and minimum wage increases in store payroll, and higher incentive compensation expense, partially offset by leverage from the comparable store net sales increase.
•Store facility costs increased 40 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased 20 basis points primarily due to unfavorable development of general liability insurance claims.
•Depreciation and amortization expense decreased 5 basis points primarily due to leverage from the comparable store net sales increase, partially offset by capital expenditures related to store renovations and improvements.
Operating income margin for the Dollar Tree segment decreased to 12.0% for the 26 weeks ended July 29, 2023 from 17.9% for the same period last year as a result of the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 22.4% in the 26 weeks ended July 29, 2023 compared to 21.1% for the same period last year as a result of the following:
•Payroll expenses increased 70 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.

•Store facility costs increased 45 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.

•Other selling, general and administrative expenses increased 10 basis points primarily due to unfavorable development of general liability insurance claims.

•Depreciation and amortization expense was unchanged as a percentage of total revenue, as leverage from the comparable store net sales increase offset capital expenditures related to store renovations and improvements.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Percentage Change	July 29, 2023	July 30, 2022	Percentage Change
Net sales	$3,446.7	$3,194.2	7.9%	$6,834.5	$6,312.5	8.3%
Gross profit	841.4	789.5	6.6%	1,683.2	1,595.3	5.5%
Gross profit margin	24.4%	24.7%	(0.3)%	24.6%	25.3%	(0.7)%
Operating income	$11.8	$55.0	(78.5)%	$20.6	$144.5	(85.7)%
Operating income margin	0.3%	1.7%	(1.4)%	0.3%	2.3%	(2.0)%
Net sales for the Family Dollar segment increased $252.5 million, or 7.9%, for the 13 weeks ended July 29, 2023 compared to the same period last year. The increase was due to a comparable store net sales increase of 5.8% and $154.7 million of non-comparable store sales. For the 13 weeks ended July 29, 2023, customer traffic increased 3.4% and average ticket increased 2.3%.
Net sales for the Family Dollar segment increased $522.0 million, or 8.3%, for the 26 weeks ended July 29, 2023 compared to the same period last year. The increase was due to a comparable store net sales increase of 6.2% and $317.2 million of non-comparable store sales. For the 26 weeks ended July 29, 2023, customer traffic increased 3.9% and average ticket increased 2.3%.
Gross profit margin for the Family Dollar segment decreased to 24.4% for the 13 weeks ended July 29, 2023 compared to 24.7% for the same period last year. The decrease is due to the net of the following:
•Shrink costs increased 45 basis points in the current year resulting from unfavorable physical inventory results.
•Merchandise cost, which includes freight, decreased 5 basis points resulting from lower freight costs, partially offset by lower initial mark-on and higher sales of lower margin consumable merchandise.
•Occupancy costs decreased 15 basis points primarily due to leverage from the comparable store net sales increase.

Gross profit margin for the Family Dollar segment decreased to 24.6% for the 26 weeks ended July 29, 2023 compared to 25.3% for the same period last year. The decrease is due to the net of the following:
•Shrink costs increased 55 basis points in the current year resulting from unfavorable physical inventory results.
•Merchandise cost, which includes freight, increased 40 basis points resulting from lower initial mark-on and higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Distribution costs increased 10 basis points due to a higher amount of costs capitalized in the prior year resulting from increasing inventory levels during the prior year.
•Markdown costs decreased 15 basis points primarily due to higher clearance markdowns in the prior year as a result of shipping delays of seasonal merchandise and slow moving inventory items, and lower promotional markdowns in the current year.
•Occupancy costs decreased 30 basis points primarily due to leverage from the comparable store net sales increase.
Operating income margin for the Family Dollar segment decreased to 0.3% for the 13 weeks ended July 29, 2023 from 1.7% for the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 24.1% in the 13 weeks ended July 29, 2023 compared to 23.0% for the same period last year as a result of the net of the following:
•Payroll expenses increased 65 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.
•Store facility costs increased 40 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased 10 basis points primarily due to increases in professional fees and advertising costs.
•Depreciation and amortization expense decreased 10 basis points primarily due to leverage from the comparable store net sales increase, partially offset by capital expenditures related to store renovations and improvements.
Operating income margin for the Family Dollar segment decreased to 0.3% for the 26 weeks ended July 29, 2023 from 2.3% for the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 24.4% in the 26 weeks ended July 29, 2023 compared to 23.0% for the same period last year as a result of the net of the following:
•Payroll expenses increased 70 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased 50 basis points primarily due to increases in legal costs, professional fees and advertising costs, partially offset by higher costs in the prior year in connection with long-lived asset impairments at the West Memphis, Arkansas distribution center. The increase in legal costs was primarily due to a $30.0 million accrual for DC 202-related legal matters recorded in the first quarter of the current year.
•Store facility costs increased 25 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase and higher costs in the prior year associated with a product recall.
•Depreciation and amortization expense decreased 10 basis points primarily due to leverage from the comparable store net sales increase, partially offset by capital expenditures related to store renovations and improvements.
Liquidity and Capital Resources
We invest capital to build and open new stores, expand and renovate existing stores, enhance and grow our distribution network, operate our existing stores, maintain and upgrade our technology, and support our other strategic initiatives. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. Historically, we have satisfied our seasonal working capital requirements for existing and new stores and have funded our distribution network programs and other capital projects from internally generated funds and borrowings under our credit facilities.

The following table compares cash flow-related information for the 26 weeks ended July 29, 2023 and July 30, 2022:

	26 Weeks Ended
(in millions)	July 29, 2023	July 30, 2022
Net cash provided by (used in):
Operating activities	$923.8	$520.6
Investing activities	(781.0)	(533.4)
Financing activities	(272.2)	(283.3)
Net cash provided by operating activities increased $403.2 million primarily due to lower inventory levels, partially offset by lower current year earnings, net of non-cash items, lower accounts payable, and lower accrued liability balances.
Net cash used in investing activities increased $247.6 million due to higher capital expenditures.
Net cash used in financing activities decreased $11.1 million due to lower taxes paid on exercises/vesting of stock-based compensation.
At July 29, 2023, our long-term borrowings were $3.45 billion and we had $1.5 billion available under our Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $4.3 million. We also have $425.0 million in trade letters of credit with various financial institutions, under which $232.8 million was committed to letters of credit issued for routine purchases of imported merchandise as of July 29, 2023. Additionally, in July 2023, we established a commercial paper program to issue unsecured commercial paper notes with maturities up to 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1.5 billion. Our Revolving Credit Facility will serve as a liquidity backstop for the repayment of notes outstanding under the program. As of July 29, 2023, no notes have been issued under the program. For additional details regarding our commercial paper program, please see Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We repurchased 1,728,713 and 1,754,496 shares of common stock on the open market during the 26 weeks ended July 29, 2023 and July 30, 2022, respectively, for $250.0 million and $250.0 million, respectively. At July 29, 2023, we had $1.6 billion remaining under our Board repurchase authorization.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility and borrowings under our commercial paper program. At July 29, 2023, there were no borrowings outstanding under the Revolving Credit Facility or the commercial paper program.
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
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 29, 2023, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, please see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2023 or in the future as disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the second quarter of 2023:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 30, 2023 - May 27, 2023	363,330	$145.81	363,330	$1,648.4
May 28, 2023 - July 1, 2023	340,383	135.08	340,383	1,602.4
July 2, 2023 - July 29, 2023	—	—	—	1,602.4
Total	703,713	$140.62	703,713	$1,602.4
As of July 29, 2023, we had $1.6 billion remaining under our Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended July 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2		Amended and Restated By-Laws of Dollar Tree, Inc., effective August 15, 2023	8-K	3.1	8/16/2023
10.1	*	Non-Employee Director Deferred Compensation Program, effective July 1, 2023				X
10.2		Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto.	8-K	10.1	7/7/2023
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended July 29, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended July 29, 2023, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	August 24, 2023	By:	/s/ Jeffrey A. Davis
Jeffrey A. Davis
Chief Financial Officer
(principal financial officer)