Form 10-Q
period 2023-10-28
DOLLAR TREE, INC.
filed 2023-11-29
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
As of November 27, 2023, there were 217,871,937 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in millions, except per share data)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$7,309.1	$6,936.6	$21,948.7	$20,602.0
Other revenue	5.7	3.3	15.2	9.0
Total revenue	7,314.8	6,939.9	21,963.9	20,611.0
Cost of sales	5,136.1	4,865.1	15,410.6	14,065.6
Selling, general and administrative expenses	1,877.0	1,693.5	5,544.1	4,927.2
Operating income	301.7	381.3	1,009.2	1,618.2
Interest expense, net	30.4	32.7	80.5	97.3
Other expense, net	0.2	0.2	0.2	0.3
Income before income taxes	271.1	348.4	928.5	1,520.6
Provision for income taxes	59.1	81.5	217.1	357.4
Net income	$212.0	$266.9	$711.4	$1,163.2
Basic net income per share of common stock	$0.97	$1.20	$3.23	$5.20
Diluted net income per share of common stock	$0.97	$1.20	$3.23	$5.17

Weighted average common shares outstanding:
Basic	218.9	222.2	220.0	223.9
Diluted	219.2	223.0	220.5	224.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$212.0	$266.9	$711.4	$1,163.2

Foreign currency translation adjustments	(6.9)	(8.3)	(5.8)	(9.4)

Total comprehensive income	$205.1	$258.6	$705.6	$1,153.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$444.6	$642.8	$439.0
Merchandise inventories	5,515.1	5,449.3	5,657.7
Other current assets	342.4	275.0	349.9
Total current assets	6,302.1	6,367.1	6,446.6
Restricted cash	71.0	68.5	67.9
Property, plant and equipment, net of accumulated depreciation of $6,515.1, $6,025.4 and $5,849.8, respectively	5,714.6	4,972.2	4,823.9
Operating lease right-of-use assets	6,767.9	6,458.0	6,413.3
Goodwill	1,981.9	1,983.1	1,982.4
Trade name intangible asset	3,100.0	3,100.0	3,100.0
Deferred tax asset	11.1	15.0	15.7
Other assets	82.6	58.2	59.7
Total assets	$24,031.2	$23,022.1	$22,909.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$229.6	$—	$350.0
Current portion of operating lease liabilities	1,493.7	1,449.6	1,426.7
Accounts payable	1,857.0	1,899.8	1,864.2
Income taxes payable	—	58.1	—
Other current liabilities	1,067.6	817.7	1,042.2
Total current liabilities	4,647.9	4,225.2	4,683.1
Long-term debt, net	3,425.1	3,421.6	3,420.4
Operating lease liabilities, long-term	5,539.9	5,255.3	5,155.9
Deferred income taxes, net	1,165.3	1,105.7	1,101.1
Income taxes payable, long-term	19.7	17.4	22.0
Other liabilities	235.1	245.4	251.7
Total liabilities	15,033.0	14,270.6	14,634.2
Contingencies (Note 3)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 217,858,778, 221,222,984 and 221,181,239 shares issued and outstanding, respectively	2.2	2.2	2.2
Additional paid-in capital	208.6	667.5	646.9
Accumulated other comprehensive loss	(47.0)	(41.2)	(44.6)
Retained earnings	8,834.4	8,123.0	7,670.8
Total shareholders’ equity	8,998.2	8,751.5	8,275.3
Total liabilities and shareholders’ equity	$24,031.2	$23,022.1	$22,909.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended October 28, 2023
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at July 29, 2023	219.9	$2.2	$446.5	$(40.1)	$8,622.4	$9,031.0
Net income	—	—	—	—	212.0	212.0
Total other comprehensive loss	—	—	—	(6.9)	—	(6.9)
Issuance of stock under Employee Stock Purchase Plan	—	—	2.1	—	—	2.1
Stock-based compensation, net	0.2	—	12.3	—	—	12.3
Repurchase of stock	(2.2)	—	(250.0)	—	—	(250.0)
Excise tax on repurchases of stock	—	—	(2.3)	—	—	(2.3)
Balance at October 28, 2023	217.9	$2.2	$208.6	$(47.0)	$8,834.4	$8,998.2

	39 Weeks Ended October 28, 2023
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 28, 2023	221.2	$2.2	$667.5	$(41.2)	$8,123.0	$8,751.5
Net income	—	—	—	—	711.4	711.4
Total other comprehensive loss	—	—	—	(5.8)	—	(5.8)
Issuance of stock under Employee Stock Purchase Plan	—	—	7.5	—	—	7.5
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.6	—	37.8	—	—	37.8
Repurchase of stock	(3.9)	—	(500.0)	—	—	(500.0)
Excise tax on repurchases of stock	—	—	(4.3)	—	—	(4.3)
Balance at October 28, 2023	217.9	$2.2	$208.6	$(47.0)	$8,834.4	$8,998.2
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(in millions)	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net income	$711.4	$1,163.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	614.8	571.4
Provision for deferred income taxes	63.1	117.4
Stock-based compensation expense	76.4	90.8
Amortization of debt discount and debt-issuance costs	4.0	3.4
Other non-cash adjustments to net income	43.1	26.4
Changes in operating assets and liabilities:
Merchandise inventories	(69.5)	(1,295.8)
Income taxes receivable	(45.6)	(50.4)
Other current assets	(22.0)	(42.8)
Other assets	(24.9)	(7.9)
Accounts payable	(41.7)	(18.4)
Income taxes payable	(58.1)	(82.6)
Other current liabilities	186.9	243.9
Other liabilities	(7.9)	(3.4)
Operating lease right-of-use assets and liabilities, net	(0.4)	18.9
Net cash provided by operating activities	1,429.6	734.1
Cash flows from investing activities:
Capital expenditures	(1,317.2)	(920.8)
Payments for fixed asset disposition	(5.1)	(5.1)
Net cash used in investing activities	(1,322.3)	(925.9)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	440.0
Repayments of revolving credit facility	—	(90.0)
Net proceeds from commercial paper notes	229.1	—
Proceeds from stock issued pursuant to stock-based compensation plans	7.6	7.1
Cash paid for taxes on exercises/vesting of stock-based compensation	(38.6)	(47.4)
Payments for repurchase of stock	(500.0)	(647.5)
Net cash used in financing activities	(301.9)	(337.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(1.8)
Net decrease in cash, cash equivalents and restricted cash	(195.7)	(531.4)
Cash, cash equivalents and restricted cash at beginning of period	711.3	1,038.3
Cash, cash equivalents and restricted cash at end of period	$515.6	$506.9
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$65.6	$65.4
Income taxes	$256.9	$373.4
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,446.3	$1,095.0
Accrued capital expenditures	$115.5	$65.2
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2023. The results of operations for the 13 and 39 weeks ended October 28, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2024.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of October 28, 2023 and October 29, 2022 and the results of our operations and cash flows for the periods presented. The January 28, 2023 balance sheet information was derived from the audited consolidated financial statements as of that date.
All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars.
Note 2 - Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. We adopted ASU 2022-04 for the fiscal year 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which are required to be adopted for the fiscal year 2024 on a prospective basis. The adoption did not have a material impact on our unaudited condensed consolidated financial statements. Refer to Note 9 to the unaudited condensed consolidated financial statements for a discussion of our supply chain finance program.
Note 3 - Contingencies
We are defendants in ordinary, routine litigation or proceedings incidental to our business, including employment-related matters; infringement of intellectual property rights; personal injury/wrongful death claims; real estate matters; environmental and safety issues; and product safety matters. Legal proceedings may also include class, collective, representative and large cases and arbitrations, including those described below. We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business, financial condition, or liquidity. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which they are reserved or resolved.
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
Active Matters
DC 202-related Matters
On February 11, 2022, the U.S. Food and Drug Administration (“FDA”) issued Form 483 observations primarily regarding rodent infestation at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related sale and distribution of adulterated product, as well as other processes and procedures that required remediation. In connection therewith, we initiated a retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the “Recall”), temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, ceased the direct shipment of FDA-regulated products from DC 202, and initiated corrective actions. In June 2022, we stopped shipping to stores from DC 202 and have since disposed of all of the subject inventory that was in the facility.
Since February 22, 2022, we have been named in 14 putative class action complaints primarily related to issues associated with DC 202 described above. The lawsuits are proceeding in federal court in Tennessee using the federal court’s multi-district litigation process, seek class action status, and allege violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, negligence, misrepresentation, deception and unjust enrichment related to the sale of products that may be contaminated by virtue of rodent infestation and other unsanitary conditions at DC 202. Plaintiffs sought damages, attorney fees and costs, punitive damages and replacement or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief. As a result of a mediation held in April 2023, the parties reached a claims made settlement whereby one class member per household will receive a $25 Family Dollar gift certificate. On October 27, 2023, the court granted preliminary approval of the settlement. Notice of the settlement and how to submit a claim was given beginning November 10, 2023. A hearing on final approval of the settlement has been scheduled for April 5, 2024.
On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation and compliance with law regarding certain of our procedures and products. In connection with this matter, we have been investigating the condition of FDA-regulated product shipped from DC 202. We are cooperating fully with the U.S. Department of Justice (“DOJ”) investigation, including having produced documents and provided additional information. We are currently engaged in discussions with the government in an effort to reach a negotiated resolution. Due to the inherent uncertainties associated with this matter, no assurance can be given as to the timing or outcome of this matter, but we acknowledge that any negotiated resolution will include penalties and company undertakings.
On April 28, 2022, the State of Arkansas filed a complaint in state court alleging violations of the Arkansas Deceptive Trade Practices Act, gross negligence and negligence, strict liability in tort, unjust enrichment and civil conspiracy related to the sale of products that may have been contaminated by virtue of rodent infestation and other unsanitary conditions at DC 202. The State of Arkansas is seeking injunctive relief, restitution, disgorgement, damages, civil penalties, punitive damages and suspension or revocation of our authorization to do business in Arkansas. We filed a motion to dismiss the State's claims, and it is too early to determine a likely outcome in the matter.
Based on the developments discussed above, we determined that there is a probable risk of liability for settlement amounts, costs, and potential penalties and, accordingly, we previously accrued $30.0 million for DC 202-related matters. At the present time, we are unable to estimate the amount of additional incremental loss, if any, which may result when all of the matters are finally resolved. Based on the information available to date, we do not believe the resolution of the DOJ investigation, the State of Arkansas complaint, or settlement of any pending or potential civil litigation related to DC 202 will have a material adverse effect on our business, financial condition, or liquidity.
Talc Product Matters
Multiple personal injury lawsuits are pending in state court in Illinois, New York, Texas, and New Jersey against Dollar Tree, Family Dollar or both alleging that certain talc products that we sold caused cancer. The plaintiffs seek compensatory, punitive and exemplary damages, damages for loss of consortium, and attorneys’ fees and costs. Although we have been able to resolve previous talc lawsuits against us without material loss, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to fulfill their obligations to us.
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

Note 4 - Short-Term Borrowings and Long-Term Debt
Commercial Paper Program
In July 2023, we established a commercial paper program to issue unsecured commercial paper notes with maturities up to 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1.5 billion. We expect to use the net proceeds of note issuances for general corporate purposes. Our Revolving Credit Facility will serve as a liquidity backstop for the repayment of notes outstanding under the program. The notes rank pari passu with all of our other unsecured and unsubordinated indebtedness. As of October 28, 2023, $230.0 million principal amount of notes were outstanding under the program, with a weighted-average interest rate of 5.6%.
Revolving Credit Facility
The following table summarizes information pertaining to our revolving credit facilities:

(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Revolving Credit Facility Capacity	$1,500.0	$1,500.0	$1,500.0
Loans Outstanding	—	—	350.0
Standby Letters of Credit Outstanding	4.1	4.4	44.3
Available Capacity	1,495.9	1,495.6	1,105.7
The weighted-average interest rate for the $350.0 million of loans outstanding at October 29, 2022 was 4.69%.
Note 5 - Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 or 39 weeks ended October 28, 2023 or October 29, 2022.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash and accounts payable as reported in the accompanying unaudited condensed consolidated balance sheets approximate fair value due to their short-term maturities. The carrying values of our Revolving Credit Facility and borrowings under our commercial paper program approximate their fair values.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	October 28, 2023		January 28, 2023		October 29, 2022
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$2,952.6	$3,429.2	$3,162.8	$3,426.7	$3,004.6	$3,425.8
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.

Note 6 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
(in millions, except per share data)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Basic net income per share:
Net income	$212.0	$266.9	$711.4	$1,163.2
Weighted average number of shares outstanding	218.9	222.2	220.0	223.9
Basic net income per share	$0.97	$1.20	$3.23	$5.20
Diluted net income per share:
Net income	$212.0	$266.9	$711.4	$1,163.2
Weighted average number of shares outstanding	218.9	222.2	220.0	223.9
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.3	0.8	0.5	0.9
Weighted average number of shares and dilutive potential shares outstanding	219.2	223.0	220.5	224.8
Diluted net income per share	$0.97	$1.20	$3.23	$5.17
Share-based awards of 3.0 million shares and 3.2 million shares were excluded from the calculation of diluted net income per share for the 13 and 39 weeks ended October 28, 2023, respectively, because their inclusion would be anti-dilutive. Share-based awards of 2.3 million shares and 3.0 million shares were excluded from the calculation of diluted net income per share for the 13 and 39 weeks ended October 29, 2022, respectively, because their inclusion would be anti-dilutive.
Note 7 - Shareholders’ Equity
We repurchased 2,176,886 and 3,905,599 shares of common stock on the open market at a cost of $252.3 million and $504.3 million, including applicable excise tax, during the 13 and 39 weeks ended October 28, 2023, respectively. We repurchased 2,859,200 and 4,613,696 shares of common stock on the open market at a cost of $397.5 million and $647.5 million during the 13 and 39 weeks ended October 29, 2022, respectively. At October 28, 2023, we had $1.35 billion remaining under our Board repurchase authorization.
Note 8 - Segments and Disaggregated Revenue
We operate more than 16,600 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.25, with additional offerings at $3, $4 and $5 price points. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 15 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and ten distribution centers. The Family Dollar segment operating income (loss) includes advertising revenue, which is a component of other revenue in the accompanying unaudited condensed consolidated income statements.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and other consists primarily of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments.

Information for our segments, as well as for corporate, support and other, including the reconciliation to income before income taxes, is as follows:

	13 Weeks Ended		39 Weeks Ended
(in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Condensed Consolidated Income Statement Data (Unaudited):
Net sales:
Dollar Tree	$4,003.8	$3,756.1	$11,808.9	$11,109.0
Family Dollar	3,305.3	3,180.5	10,139.8	9,493.0
Consolidated net sales	$7,309.1	$6,936.6	$21,948.7	$20,602.0

Gross profit:
Dollar Tree	$1,393.8	$1,328.3	$4,075.7	$4,197.9
Family Dollar	779.2	743.2	2,462.4	2,338.5
Consolidated gross profit	$2,173.0	$2,071.5	$6,538.1	$6,536.4

Operating income (loss):
Dollar Tree	$482.7	$499.7	$1,416.2	$1,814.7
Family Dollar	(66.3)	(18.4)	(45.7)	126.1
Corporate, support and other	(114.7)	(100.0)	(361.3)	(322.6)
Consolidated operating income	301.7	381.3	1,009.2	1,618.2
Interest expense, net	30.4	32.7	80.5	97.3
Other expense, net	0.2	0.2	0.2	0.3
Income before income taxes	$271.1	$348.4	$928.5	$1,520.6

	As of
(in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Condensed Consolidated Balance Sheet Data (Unaudited):
Goodwill:
Dollar Tree	$422.4	$423.6	$422.9
Family Dollar	1,559.5	1,559.5	1,559.5
Consolidated goodwill	$1,981.9	$1,983.1	$1,982.4

Total assets:
Dollar Tree	$10,095.0	$9,914.6	$9,785.2
Family Dollar	13,303.7	12,562.2	12,631.1
Corporate, support and other	632.5	545.3	493.2
Consolidated total assets	$24,031.2	$23,022.1	$22,909.5

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				39 Weeks Ended
(in millions)	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
Dollar Tree segment net sales by merchandise category:
Consumable	$1,939.3	48.4%	$1,735.5	46.2%	$5,707.4	48.3%	$5,154.6	46.4%
Variety	1,745.5	43.6%	1,708.3	45.5%	5,590.9	47.4%	5,465.6	49.2%
Seasonal	319.0	8.0%	312.3	8.3%	510.6	4.3%	488.8	4.4%
Total Dollar Tree segment net sales	$4,003.8	100.0%	$3,756.1	100.0%	$11,808.9	100.0%	$11,109.0	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,711.0	82.0%	$2,515.8	79.1%	$8,166.4	80.5%	$7,417.9	78.1%
Home products	214.7	6.5%	238.5	7.5%	677.2	6.7%	720.7	7.6%
Apparel and accessories	156.5	4.7%	181.4	5.7%	494.1	4.9%	540.7	5.7%
Seasonal and electronics	223.1	6.8%	244.8	7.7%	802.1	7.9%	813.7	8.6%
Total Family Dollar segment net sales	$3,305.3	100.0%	$3,180.5	100.0%	$10,139.8	100.0%	$9,493.0	100.0%
Note 9 - Supply Chain Finance Program
During the third quarter of fiscal 2023, we implemented a supply chain finance program, administered through a financial institution, which provides participating suppliers with the opportunity to finance payments due from us. Participating suppliers may, at their sole discretion, elect to finance one or more invoices of ours prior to their scheduled due dates at a discounted price with the financial institution.
Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under our supply chain financing program are included within accounts payable in the accompanying unaudited condensed consolidated balance sheets and within cash flows from operating activities in the accompanying unaudited condensed consolidated statements of cash flows.
As of October 28, 2023, we had no outstanding payment obligations under this program.

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
•The design and implementation of internal controls around our multi-year technology transformation;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations (including FDA and DOJ matters), our plans regarding these matters, and the availability of indemnification or insurance with respect to such matters;
•Our expectations regarding the impact of inflation on our business;
•Our expectations regarding our commercial paper program, including our expected use of proceeds and repayment sources, and supply chain finance program; and
•Our cash needs, including our ability to fund our future capital expenditures and working capital requirements.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:
•Our profitability is vulnerable to increases in merchandise, shipping, freight and fuel costs, wage and benefit costs and other operating costs.
•Our profitability is affected by the mix of products we sell.
•We are experiencing higher costs and disruptions in our distribution network, which have had and could have an adverse impact on our sales, margins and profitability.
•We may stop selling or recall certain products for safety-related or other issues.
•Our business and results of operations could be materially harmed if we experience damage to our reputation or brand image or a decline in consumer confidence and spending as a result of consumer concerns about the quality and safety of our products or our brand standards, associate relations, and expectations regarding environmental and social responsibility.
•Inflation or other adverse change or downturn in economic conditions could impact our sales or profitability.

•Risks associated with our domestic and foreign suppliers could adversely affect our financial performance.
•Our global supply chain may be disrupted by geopolitical events, natural disasters, weather conditions or other events, including changes in United States trade policy with China.
•Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
•Pressure from competitors may reduce our sales and profits.
•Our business could be adversely affected if we fail to attract, retain and develop qualified associates and key personnel.
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
•Our business could be adversely affected by internal or external retail theft or operational safety concerns.
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
•Our reliance on third party vendors and suppliers could negatively impact our business if we are unable to effectively manage these third parties.
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
We do not undertake to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, or otherwise.

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
Overview
We are a leading operator of more than 16,600 retail discount stores and we conduct our operations in two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the fixed price point of $1.25, with additional offerings at $3, $4 and $5 price points. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores. Second is the performance of stores once they are open which can be impacted by a number of factors including operational performance, competition, inflation and changes in the product assortment, pricing, or quality. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded, relocated or remodeled during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. Stores that have been re-bannered are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand. Sales that are excluded from the calculation of comparable store net sales are referred to as non-comparable store sales and consist of sales from new stores open fifteen months or less and stores that are closed permanently or expected to be closed for more than 90 days.
Quarterly Results
Financial highlights for the 13 weeks ended October 28, 2023, as compared to the 13 weeks ended October 29, 2022, include:
•Net sales increased 5.4% to $7,309.1 million, primarily due to a 3.9% enterprise-wide comparable store net sales increase, and $245.8 million of net sales at non-comparable stores.
•Gross profit, as a percentage of net sales, decreased 20 basis points to 29.7%, primarily due to higher shrink, distribution and markdown costs, partially offset by lower freight costs.
•Selling, general and administrative expenses, as a percentage of total revenues, increased 130 basis points to 25.7%, primarily due to higher store-based payroll expenses, information technology systems costs, and depreciation and amortization.
•Operating income, as a percentage of total revenues, decreased 140 basis points to 4.1%.
•The effective tax rate decreased 160 basis points to 21.8% primarily due to higher Work Opportunity Tax Credits as a percentage of pre-tax income in the current year, and lower net state taxes.
•Net income was $212.0 million, or $0.97 per diluted share, compared to $266.9 million, or $1.20 per diluted share.

At October 28, 2023, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened during the 39 weeks ended October 28, 2023 was approximately 9,385 selling square feet for the Dollar Tree segment and 9,390 selling square feet for the Family Dollar segment. A breakdown of store counts and square footage by segment for the 39 weeks ended October 28, 2023 and October 29, 2022 is as follows:

	39 Weeks Ended
	October 28, 2023			October 29, 2022
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,134	8,206	16,340	8,061	8,016	16,077
New stores	187	235	422	97	244	341
Re-bannered stores	5	(10)	(5)	(5)	8	3
Closings	(54)	(81)	(135)	(39)	(89)	(128)
Ending	8,272	8,350	16,622	8,114	8,179	16,293
Relocations	27	75	102	21	61	82

Selling Square Feet (in millions):
Beginning	70.5	61.6	132.1	69.7	59.2	128.9
New stores	1.8	2.2	4.0	0.8	2.2	3.0
Re-bannered stores	—	—	—	—	0.1	0.1
Closings	(0.4)	(0.6)	(1.0)	(0.3)	(0.6)	(0.9)
Relocations	—	0.2	0.2	0.1	0.2	0.3
Ending	71.9	63.4	135.3	70.3	61.1	131.4
Stores are included as re-banners when they close or open, respectively. Subsequent to the 13 weeks ended October 28, 2023, we initiated a comprehensive review of the Family Dollar portfolio. This will involve, among other things, identifying stores as candidates for closure, re-bannering, or relocation.
The percentage change in comparable store net sales for the 13 and 39 weeks ended October 28, 2023, as compared with the preceding year, is as follows:

	13 Weeks Ended October 28, 2023			39 Weeks Ended October 28, 2023
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	3.9%	4.7%	(0.8)%	5.2%	5.7%	(0.4)%
Dollar Tree Segment	5.4%	7.0%	(1.5)%	5.6%	7.5%	(1.8)%
Family Dollar Segment	2.0%	1.4%	0.7%	4.8%	3.0%	1.7%
Comparable store net sales are positively affected by our expanded, relocated and remodeled stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Net sales per selling square foot is calculated based on total net sales for the preceding 12 months as of the end of the reporting period divided by the average selling square footage during the period. Selling square footage excludes the storage, receiving and office space that generally occupies approximately 20% of the total square footage of our stores. We believe that net sales per selling square foot more accurately depicts the productivity and operating performance of our stores as it isolates that portion of our footprint that is dedicated to selling merchandise. Net sales per selling square foot for the 52 weeks ended October 28, 2023 and October 29, 2022 is as follows:

	52 Weeks Ended
	October 28, 2023			October 29, 2022
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Net sales per selling square foot	$227	$218	$222	$216	$211	$213

Strategic Initiatives
We continue to execute on a number of strategic initiatives across the Dollar Tree and Family Dollar banners to drive productive sales growth, improve operating efficiency, invest in technology, and expand our culture of service to our associates. These initiatives include, among others, the following.
Dollar Tree Merchandising. We continue to expand our brand assortment at the $1.25 price point to provide greater value for our customers and increase customer traffic and store productivity. We are also continuing to implement our Dollar Tree Plus initiative, which introduces products priced at the $3 and $5 price points and provides our customers with extraordinary value in select discretionary categories. As of October 28, 2023, we have approximately 4,500 Dollar Tree Plus stores.
We are planning the continued expansion of our multi-price product assortment, both through the addition of $3, $4 and $5 frozen and refrigerated product, as well as other consumable and discretionary product. As of October 28, 2023, approximately 6,500 stores had $3, $4 and $5 frozen and refrigerated products. We are currently taking actions to improve operating efficiencies and prepare for expanded multi-price products within our stores, including raising shelf heights, implementing space productivity, and rightsizing assortments.
Family Dollar Merchandising. Our store design initiatives at Family Dollar provide significantly improved merchandise offerings and establish a minimum number of cooler doors. We tailor space and assortment to local demographics with emerging formats including H2.5, our primary store format with optimized layout and expanded frozen and refrigerated doors; larger rural stores where assortments may include Dollar Tree product; and XSB (Extra Small Box), which adds elements of H2.5 optimized to our smaller stores, particularly in urban markets. As of October 28, 2023, we have approximately 1,600 across these three formats.
Across all of Family Dollar’s formats we are expanding our SKUs, continuing to add cooler doors, increasing our standard shelf profile, and implementing planogram and category resets. We continue to introduce new private brands at Family Dollar, convert control brands to private brands and align our “Family” brand message across key categories.
Our Workforce & Our Workplace. Across both of our banners, we are investing in our talent, including initiatives to provide competitive pay and benefits, enhanced training, and attractive career opportunities to deliver an enhanced associate experience, reduce turnover, and improve our store standards and efficiencies and ultimately the customer experience. Additional initiatives include projects to optimize and modernize our stores, with a focus on improving store appearance, delivering consistent experiences across all stores, and driving positive sales trends.
Supply Chain Optimization. Our supply chain initiatives include enhancing our distribution and transportation network, including investments in our trucking fleet, transportation management systems, a new co-bannered distribution center to improve efficiency, and a new rotacart delivery process to streamline the truck unloading and store delivery process.
Technology Investment. We continue our multi-year plan for significant investment in our technology across our business, including our store network and point-of-sale, merchandising and supply chain. We believe these improvements can promote operational efficiencies and deliver an elevated customer experience.
Results of Operations
Our results of operations and period-over-period changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate, operating income margin and net income margin are calculated by dividing the applicable amount by total revenue.

The following table contains results of operations data for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022:

	13 Weeks Ended		39 Weeks Ended
(in millions, except percentages)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenues
Net sales	$7,309.1	$6,936.6	$21,948.7	$20,602.0
Other revenue	5.7	3.3	15.2	9.0
Total revenue	7,314.8	6,939.9	21,963.9	20,611.0
Expenses
Cost of sales	5,136.1	4,865.1	15,410.6	14,065.6
Selling, general and administrative expenses	1,877.0	1,693.5	5,544.1	4,927.2
Operating income	301.7	381.3	1,009.2	1,618.2
Interest expense, net	30.4	32.7	80.5	97.3
Other expense, net	0.2	0.2	0.2	0.3
Income before income taxes	271.1	348.4	928.5	1,520.6
Provision for income taxes	59.1	81.5	217.1	357.4
Net income	$212.0	$266.9	$711.4	$1,163.2

Gross profit margin	29.7%	29.9%	29.8%	31.7%
Selling, general and administrative expense rate	25.7%	24.4%	25.2%	23.9%
Operating income margin	4.1%	5.5%	4.6%	7.9%
Interest expense as a percentage of total revenue	0.4%	0.5%	0.4%	0.5%
Income before income taxes as percentage of total revenue	3.7%	5.0%	4.2%	7.4%
Effective tax rate	21.8%	23.4%	23.4%	23.5%
Net income margin	2.9%	3.8%	3.2%	5.6%
Net Sales

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Percentage Change	October 28, 2023	October 29, 2022	Percentage Change
Net sales	$7,309.1	$6,936.6	5.4%	$21,948.7	$20,602.0	6.5%
Comparable store net sales change	3.9%	6.5%		5.2%	5.3%
The increase in net sales in the 13 weeks ended October 28, 2023 was a result of the comparable store net sales increases in the Dollar Tree and Family Dollar segments and net sales of $245.8 million at non-comparable stores.
Enterprise comparable store net sales increased 3.9% in the 13 weeks ended October 28, 2023, as a result of a 4.7% increase in customer traffic, partially offset by a 0.8% decrease in average ticket. Comparable store net sales increased 5.4% in the Dollar Tree segment and increased 2.0% in the Family Dollar segment.
The increase in net sales in the 39 weeks ended October 28, 2023 was a result of the comparable store net sales increases in the Dollar Tree and Family Dollar segments and net sales of $790.9 million at non-comparable stores.
Enterprise comparable store net sales increased 5.2% in the 39 weeks ended October 28, 2023, as a result of a 5.7% increase in customer traffic, partially offset by a 0.4% decrease in average ticket. Comparable store net sales increased 5.6% in the Dollar Tree segment and increased 4.8% in the Family Dollar segment.

Gross Profit

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Percentage Change	October 28, 2023	October 29, 2022	Percentage Change
Gross profit	$2,173.0	$2,071.5	4.9%	$6,538.1	$6,536.4	—%
Gross profit margin	29.7%	29.9%	(0.2)%	29.8%	31.7%	(1.9)%
The decrease in gross profit margin during the 13 weeks ended October 28, 2023 was a result of the net of the following:
•Shrink costs increased approximately 65 basis points primarily due to unfavorable physical inventory results.
•Distribution costs increased approximately 45 basis points primarily due to a higher amount of costs capitalized during the prior year quarter resulting from increasing inventory levels in both the Dollar Tree and Family Dollar segments during that period; as well as higher distribution center payroll costs recognized during the current year quarter, primarily in the Dollar Tree segment.
•Markdown costs increased approximately 15 basis points primarily due to a voluntary retail-level product recall in the Family Dollar segment.
•Merchandise cost, which includes freight, decreased approximately 105 basis points primarily due to lower freight costs, partially offset by higher sales of lower margin consumable merchandise, and cost increases due to inflation, primarily in the Dollar Tree segment.
The decrease in gross profit margin during the 39 weeks ended October 28, 2023 was a result of the net of the following:
•Merchandise cost, which includes freight, increased approximately 105 basis points primarily due to re-investment in value-product assortments during the current year after transitioning to the $1.25 price point during the prior year at Dollar Tree, and cost increases due to inflation; as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Shrink costs increased approximately 60 basis points primarily due to unfavorable physical inventory results.
•Distribution costs increased approximately 45 basis points primarily due to a higher amount of costs capitalized during the prior year resulting from increasing inventory levels in both the Dollar Tree and Family Dollar segments during that period, and higher distribution center payroll costs recognized during the current year in the Dollar Tree segment.
•Occupancy costs decreased approximately 20 basis points primarily due to leverage from the comparable store net sales increase.
We expect continued pressure on gross profit margin due to unfavorable shrink results in the near term.
Selling, General and Administrative Expenses

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Percentage Change	October 28, 2023	October 29, 2022	Percentage Change
Selling, general and administrative expenses	$1,877.0	$1,693.5	10.8%	$5,544.1	$4,927.2	12.5%
Selling, general and administrative expense rate	25.7%	24.4%	1.3%	25.2%	23.9%	1.3%
The increase in the selling, general and administrative expense rate in the 13 weeks ended October 28, 2023 was the result of the following:
•Payroll expenses increased approximately 70 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased approximately 30 basis points primarily due to higher information technology system costs and higher travel and related costs.

•Depreciation and amortization expense increased approximately 25 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase.
•Store facility costs increased approximately 5 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.
The increase in the selling, general and administrative expense rate in the 39 weeks ended October 28, 2023 was the result of the following:
•Payroll expenses increased approximately 65 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by lower stock compensation expenses and leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased approximately 45 basis points primarily due to increases in professional fees, legal costs, and higher information technology system costs, partially offset by higher costs in the prior year in connection with long-lived asset impairments at DC 202. The increase in legal costs was primarily due to a $30.0 million accrual for DC 202-related legal matters, partially offset by legal fees in the prior year related to the reconstitution of the Board of Directors.
•Store facility costs increased approximately 15 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense increased approximately 5 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase.
Operating Income

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Percentage Change	October 28, 2023	October 29, 2022	Percentage Change
Operating income	$301.7	$381.3	(20.9)%	$1,009.2	$1,618.2	(37.6)%
Operating income margin	4.1%	5.5%	(1.4)%	4.6%	7.9%	(3.3)%
Operating income margin decreased to 4.1% for the 13 weeks ended October 28, 2023 compared to 5.5% for the same period last year, resulting from the decrease in gross profit margin and the increase in the selling, general and administrative expense rate, as described above.
Operating income margin decreased to 4.6% for the 39 weeks ended October 28, 2023 compared to 7.9% for the same period last year, resulting from the decrease in gross profit margin and the increase in the selling, general and administrative expense rate, as described above.
Interest Expense, Net

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Percentage Change	October 28, 2023	October 29, 2022	Percentage Change
Interest expense, net	$30.4	$32.7	(7.0)%	$80.5	$97.3	(17.3)%
Interest expense, net decreased $2.3 million in the 13 weeks ended October 28, 2023 compared to the same period last year, resulting from higher interest income on investments.
Interest expense, net decreased $16.8 million in the 39 weeks ended October 28, 2023 compared to the same period last year, resulting from higher interest income on investments.

Provision for Income Taxes

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Percentage Change	October 28, 2023	October 29, 2022	Percentage Change
Provision for income taxes	$59.1	$81.5	(27.5)%	$217.1	$357.4	(39.3)%
Effective tax rate	21.8%	23.4%	(1.6)%	23.4%	23.5%	(0.1)%
The effective tax rate was 21.8% for the 13 weeks ended October 28, 2023 compared to 23.4% for the comparable prior year period, resulting from higher Work Opportunity Tax Credits as a percentage of pre-tax income in the current year and lower net state taxes, offset partially by higher non-deductible expenses.
The effective tax rate was 23.4% for the 39 weeks ended October 28, 2023 compared to 23.5% for the comparable prior year period, resulting from higher Work Opportunity Tax Credits as a percentage of pre-tax income in the current year, offset partially by lower stock-based compensation deductions and higher non-deductible expenses.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Percentage Change	October 28, 2023	October 29, 2022	Percentage Change
Net sales	$4,003.8	$3,756.1	6.6%	$11,808.9	$11,109.0	6.3%
Gross profit	1,393.8	1,328.3	4.9%	4,075.7	4,197.9	(2.9)%
Gross profit margin	34.8%	35.4%	(0.6)%	34.5%	37.8%	(3.3)%
Operating income	$482.7	$499.7	(3.4)%	$1,416.2	$1,814.7	(22.0)%
Operating income margin	12.1%	13.3%	(1.2)%	12.0%	16.3%	(4.3)%
Net sales for the Dollar Tree segment increased $247.7 million, or 6.6%, during the 13 weeks ended October 28, 2023 compared to the same period last year. The increase was primarily due to an increase in comparable store net sales of 5.4% and $97.4 million of non-comparable store sales. Customer traffic increased 7.0% and average ticket decreased 1.5%.
Net sales for the Dollar Tree segment increased $699.9 million, or 6.3%, during the 39 weeks ended October 28, 2023 compared to the same period last year. The increase was primarily due to an increase in comparable store net sales of 5.6% and $287.9 million of non-comparable store sales. Customer traffic increased 7.5% and average ticket decreased 1.8%.
Gross profit margin for the Dollar Tree segment decreased to 34.8% during the 13 weeks ended October 28, 2023 compared to 35.4% during the same period last year as a result of the net of the following:
•Distribution costs increased approximately 70 basis points primarily due to a higher amount of costs capitalized during the prior year quarter resulting from increasing inventory levels during that period and higher distribution center payroll costs recognized during the current year quarter.
•Shrink costs increased approximately 60 basis points primarily due to unfavorable physical inventory results.
•Occupancy costs decreased approximately 15 basis points primarily due to leverage from the comparable store net sales increase.
•Merchandise cost, which includes freight, decreased approximately 55 basis points primarily due to lower freight costs, partially offset by cost increases due to inflation and higher sales of lower margin consumable merchandise.

Gross profit margin for the Dollar Tree segment decreased to 34.5% during the 39 weeks ended October 28, 2023 compared to 37.8% during the same period last year as a result of the net of the following:
•Merchandise cost, which includes freight, increased approximately 215 basis points primarily due to re-investment in value-product assortments during the current year after transitioning to the $1.25 price point during the prior year and cost increases due to inflation; as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Distribution costs increased approximately 75 basis points primarily due to a higher amount of costs capitalized during the prior year resulting from increasing inventory levels during that period, and higher distribution center payroll costs recognized during the current year.
•Shrink costs increased approximately 65 basis points primarily due to unfavorable physical inventory results.
•Markdowns decreased approximately 5 basis points primarily due to higher clearance markdowns during the prior year in connection with the transition to a higher value assortment at the $1.25 price point.
•Occupancy costs decreased approximately 20 basis points primarily due to leverage from the comparable store net sales increase.
Operating income margin for the Dollar Tree segment decreased to 12.1% during the 13 weeks ended October 28, 2023 from 13.3% during the same period last year as a result of the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 22.8% during the 13 weeks ended October 28, 2023 compared to 22.1% during the same period last year as a result of the following:
•Payroll expenses increased approximately 60 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.

•Store facility costs increased approximately 5 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.

•Depreciation and amortization expense increased approximately 5 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase.
Operating income margin for the Dollar Tree segment decreased to 12.0% during the 39 weeks ended October 28, 2023 from 16.3% during the same period last year as a result of the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 22.5% during the 39 weeks ended October 28, 2023 compared to 21.5% during the same period last year as a result of the following:
•Payroll expenses increased approximately 65 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.

•Store facility costs increased approximately 30 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, and higher utility costs, partially offset by leverage from the comparable store net sales increase.

•Other selling, general and administrative expenses increased approximately 5 basis points primarily due to unfavorable development of general liability insurance claims.

•Depreciation and amortization expense was unchanged as a percentage of total revenue, as leverage from the comparable store net sales increase offset capital expenditures related to store renovations and improvements.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Percentage Change	October 28, 2023	October 29, 2022	Percentage Change
Net sales	$3,305.3	$3,180.5	3.9%	$10,139.8	$9,493.0	6.8%
Gross profit	779.2	743.2	4.8%	2,462.4	2,338.5	5.3%
Gross profit margin	23.6%	23.4%	0.2%	24.3%	24.6%	(0.3)%
Operating income (loss)	$(66.3)	$(18.4)	260.3%	$(45.7)	$126.1	(136.2)%
Operating margin	(2.0)%	(0.6)%	(1.4)%	(0.5)%	1.3%	(1.8)%
Net sales for the Family Dollar segment increased $124.8 million, or 3.9%, during the 13 weeks ended October 28, 2023 compared to the same period last year. The increase was primarily due to a comparable store net sales increase of 2.0% and $148.5 million of non-comparable store sales. For the 13 weeks ended October 28, 2023, customer traffic increased 1.4% and average ticket increased 0.7%.
Net sales for the Family Dollar segment increased $646.8 million, or 6.8%, during the 39 weeks ended October 28, 2023 compared to the same period last year. The increase was primarily due to a comparable store net sales increase of 4.8% and $503.0 million of non-comparable store sales. For the 39 weeks ended October 28, 2023, customer traffic increased 3.0% and average ticket increased 1.7%.
We continue to expect pressure on comparable store net sales growth and weakness in sales of discretionary products in the near term.
Gross profit margin for the Family Dollar segment increased to 23.6% during the 13 weeks ended October 28, 2023 compared to 23.4% during the same period last year. The increase is due to the net of the following:
•Merchandise cost, which includes freight, decreased approximately 140 basis points primarily due to lower freight costs, partially offset by higher sales of lower margin consumable merchandise.
•Shrink costs increased approximately 70 basis points primarily due to unfavorable physical inventory results.
•Markdowns increased approximately 35 basis points primarily due to a voluntary retail-level product recall during the current quarter.
•Distribution costs increased approximately 15 basis points primarily due to a higher amount of costs capitalized in the prior year resulting from increasing inventory levels during that period.
Gross profit margin for the Family Dollar segment decreased to 24.3% during the 39 weeks ended October 28, 2023 compared to 24.6% during the same period last year. The decrease is due to the net of the following:
•Shrink costs increased approximately 55 basis points primarily due to unfavorable physical inventory results.
•Distribution costs increased approximately 10 basis points primarily due to a higher amount of costs capitalized in the prior year resulting from increasing inventory levels during that period.
•Occupancy costs decreased approximately 15 basis points primarily due to leverage from the comparable store net sales increase.
•Merchandise cost, which includes freight, decreased approximately 20 basis points primarily due to lower freight costs, partially offset by cost increases and higher sales of lower margin consumable merchandise.
Operating margin for the Family Dollar segment decreased to negative 2.0% during the 13 weeks ended October 28, 2023 from negative 0.6% during the same period last year resulting from an increase in the selling, general and administrative expense rate, partially offset by the gross profit margin increase noted above. The selling, general and administrative expense rate increased to 25.6% during the 13 weeks ended October 28, 2023 compared to 24.0% during the same period last year as a result of the following:
•Payroll expenses increased approximately 80 basis points primarily due to wage investments and minimum wage increases in store payroll.

•Store facility costs increased approximately 40 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, higher utility costs, and costs associated with the removal of product from certain Family Dollar stores in connection with a voluntary retail-level product recall in the current quarter.
•Depreciation and amortization expense increased approximately 40 basis points primarily due to capital expenditures related to store renovations and improvements.
•Other selling, general and administrative expenses were primarily unchanged as a percentage of total revenue as an increase in advertising costs was offset by a decrease in legal costs.
Operating margin for the Family Dollar segment decreased to negative 0.5% during the 39 weeks ended October 28, 2023 from 1.3% during the same period last year resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 24.8% during the 39 weeks ended October 28, 2023 compared to 23.3% during the same period last year as a result of the following:
•Payroll expenses increased approximately 75 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased approximately 35 basis points primarily due to increases in legal costs and advertising costs, partially offset by higher costs in the prior year in connection with long-lived asset impairments at DC 202. The increase in legal costs was primarily due to a $30.0 million accrual for DC 202-related legal matters recorded in the first quarter of the current year.
•Store facility costs increased approximately 30 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, partially offset by leverage from the comparable store net sales increase and higher costs in the prior year associated with a product recall related to issues at DC 202.
•Depreciation and amortization expense increased approximately 10 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase.
Liquidity and Capital Resources
We invest capital to build and open new stores, expand and renovate existing stores, enhance and grow our distribution network, operate our existing stores, maintain and upgrade our technology, and support our other strategic initiatives. Our working capital requirements for existing stores are seasonal in nature and typically reach their peak in the months of September and October. We have satisfied our seasonal working capital requirements for existing and new stores and have funded our distribution network programs and other capital projects from internally generated funds and borrowings under our credit facilities and commercial paper program.
The following table compares cash flow-related information for the 39 weeks ended October 28, 2023 and October 29, 2022:

	39 Weeks Ended
(in millions)	October 28, 2023	October 29, 2022
Net cash provided by (used in):
Operating activities	$1,429.6	$734.1
Investing activities	(1,322.3)	(925.9)
Financing activities	(301.9)	(337.8)
Net cash provided by operating activities increased $695.5 million primarily due to lower inventory levels, partially offset by lower current year earnings, net of non-cash items.
Net cash used in investing activities increased $396.4 million due to higher capital expenditures.
Net cash used in financing activities decreased $35.9 million due to lower payments for stock repurchases, offset partially by $229.1 million of net short-term borrowings in the current year compared to $350.0 million of net short-term borrowings in the prior year.
At October 28, 2023, our long-term borrowings were $3.45 billion and we had $1.5 billion available under our Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $4.1 million. We also have $425.0 million in trade letters of credit with various financial institutions, under which $132.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of October 28, 2023. Additionally, in July 2023, we established a commercial paper program to issue unsecured commercial paper notes with maturities up to 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1.5 billion. Our Revolving Credit Facility will serve as a liquidity backstop for the repayment of notes outstanding under the program. As of October 28, 2023, $230.0 million of notes were outstanding under the program. For additional details regarding our commercial paper program, please see Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We repurchased 3,905,599 and 4,613,696 shares of common stock on the open market during the 39 weeks ended October 28, 2023 and October 29, 2022, respectively, for $504.3 million and $647.5 million, respectively. At October 28, 2023, we had $1.35 billion remaining under our Board repurchase authorization.
Critical Accounting Estimates and Assumptions
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results could be significantly different from these estimates.
Refer to Note 1 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility and borrowings under our commercial paper program. At October 28, 2023, there were no borrowings outstanding under the Revolving Credit Facility and there were $230.0 million of notes outstanding under the commercial paper program. A hypothetical increase of one percentage point on such borrowings would not materially affect our results of operations or cash flows.
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
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 28, 2023, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
We are undergoing a multi-year technology transformation which includes updating our core merchandise, warehouse management, point-of-sale, and human capital management systems. These updates are expected to continue over the next few years and management will continue to evaluate the design and implementation of our internal controls over financial reporting as the transformation continues. There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, please see Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table presents our share repurchase activity during the third quarter of 2023:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 30, 2023 - August 26, 2023	—	$—	—	$1,602.4
August 27, 2023 - September 30, 2023	2,176,886	114.84	2,176,886	1,352.4
October 1, 2023 - October 28, 2023	—	—	—	1,352.4
Total	2,176,886	$114.84	2,176,886	$1,352.4
As of October 28, 2023, we had $1.35 billion remaining under our Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended October 28, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective September 19, 2023	8-K	3.1	9/20/2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101
The following financial statements from our Form 10-Q for the fiscal quarter ended October 28, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended October 28, 2023, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	November 29, 2023	By:	/s/ Jeffrey A. Davis
Jeffrey A. Davis
Chief Financial Officer
(On behalf of the registrant and as principal financial officer)