Form 10-K
period 2024-02-03
DOLLAR TREE, INC.
filed 2024-03-20
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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

☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of the registrant on July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,570,609,673, based upon the closing sale price for the registrant’s common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 18, 2024, there were 217,983,018 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for in Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 3, 2024.

DOLLAR TREE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2024

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “view,” “target” or “estimate,” “may,” “will,” “should,” “predict,” “possible,” “potential,” “continue,” “strategy,” and similar expressions. For example, our forward-looking statements include, without limitation, statements regarding:
•Our plans and expectations regarding our current and future strategic initiatives, and the uncertainty with respect to the amount, timing and impact of those initiatives and investments on our business and results of operations;
•Our merchandising plans and initiatives and related impacts, including those regarding product and brand assortment, merchandisable space and store layout, cooler and freezer expansions, private brand products and planogram and category resets in the Family Dollar segment, multi-price assortments in the Dollar Tree segment, and our ability to adjust pricing;
•Our plans to add, renovate and remodel stores, including our plans relating to emerging store formats such as H2.5, rural and XSB formats for Family Dollar stores as discussed under “Item 1. Business,” and our expectations regarding store standards and operations, efficiency initiatives, selling square footage and the performance of those formats;
•Our customer’s response to our product offerings, value and shopping experience;
•Our expectations regarding the implementation and impact of investments in supply chain, distribution facilities, trucking fleet and transportation management systems, and store delivery and equipment, including new distribution centers, the expansion of existing distribution centers, and the capabilities of our distribution center network;
•Our expectations regarding the implementation and impact of investments in our technology infrastructure, our information security and cybersecurity plans, policies and procedures, and the design and implementation of internal controls around our technology transformation;
•Our plans to close, relocate or re-banner stores as a result of our store portfolio optimization review;
•The potential effect of general business or economic conditions on our business, including the direct and indirect effects of inflation, labor shortages, consumer spending levels, and unemployment in our markets;
•Our expectations regarding cost increases in fiscal 2024, shrink and other factors affecting our profitability;
•Our expectations regarding the implementation and impact of wage investments, enhanced safety and working conditions, and other workforce investments and goals, and increases in wage expenses, including increases in minimum wages by federal, states and localities, and a potential increase in the minimum salary for exempt store managers;
•Our anticipated net sales, comparable store net sales, net sales growth, gross profit margin, costs of goods sold (including product mix), shrink rates, earnings and earnings growth, inventory levels, selling, general and administrative and other fixed costs, and our ability to leverage those costs;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations, including proceedings arising out of or relating to issues associated with Family Dollar’s West Memphis, Arkansas distribution center, our plans regarding these matters, and the availability of indemnification or insurance with respect to such matters;
•Our cash needs and estimated capital expenditures, our expectations regarding our uses of cash and proceeds of our commercial paper program, and our ability to fund our future capital expenditures, working capital requirements, repayment of indebtedness and repurchases of common stock under our repurchase program, and our expectations regarding potential increases in interest rates and the effect on our revolving credit facility;
•Our expectations regarding higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores, limitations on the availability of certain fixtures and equipment, and inspection, permitting and contractor delays related to new store openings and renovations of existing stores;
•Our leasing strategy for future expansion, and our ability to renew leases at existing store locations;
•Our expectations regarding competition, our market and our potential for long-term growth;

•Our expectations related to environmental, social and governance matters;
•Management’s estimates and expectations as they relate to income tax liabilities, effective tax rates, deferred income taxes, uncertain tax positions, and recognition of stock-based compensation; and
•Management’s estimates associated with our critical accounting estimates, including inventory valuation, self-insurance liabilities and valuations for our goodwill and indefinite-lived intangible assets impairment analyses.
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
Introductory Note
Unless otherwise stated, references to “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “fiscal 2024,” “fiscal 2023,” “fiscal 2022,” and “fiscal 2021,” relate to as of or for the years ended February 1, 2025, February 3, 2024, January 28, 2023 and January 29, 2022, respectively.

PART I
Item 1. Business
Overview
We are a leading operator of retail discount stores operating under the brand names of Dollar Tree, Family Dollar and Dollar Tree Canada. At February 3, 2024, we operated 16,774 retail discount stores across 48 states and five Canadian provinces. Over the long-term, we believe that the market can support more than 10,000 Dollar Tree stores and 15,000 Family Dollar stores across the United States, and approximately 1,000 Dollar Tree stores in Canada. We believe the convenience and value we offer are key factors in serving and growing our base of loyal customers.
We operate in two reporting business segments: Dollar Tree and Family Dollar. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Segment Information” and Note 13 to our consolidated financial statements.
We execute a dual-banner strategy that aims to offer the best of our brands in various store formats to serve customers in all types of geographic markets. Dollar Tree is the leading operator of discount variety stores offering merchandise predominantly at the $1.25 price point, with a growing range of additional price points. Dollar Tree stores serve customers with a broad range of income levels in suburban locations, striving continuously to “Wow” the customer with a compelling, fun and fresh merchandise assortment comprised of a variety of the things the customer wants and needs, all at incredible values in bright, clean and friendly stores. Family Dollar operates general merchandise retail discount stores providing customers with a selection of competitively-priced merchandise in convenient neighborhood stores. Family Dollar primarily serves a lower-than-average income customer in urban and rural locations, offering great values on everyday items.
We are committed to growing our business through new store openings, expanded geographies, improved product offerings, store renovations and remodeling, investments in our workforce and other initiatives to modernize and optimize our stores, our supply chain and distribution network and our technology. These initiatives are discussed further below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Corporate Culture
At Dollar Tree and Family Dollar our core values drive how we treat our customers and each other to support a welcoming shopping experience and an engaging work environment. At every level of our organization, we build our culture by serving with accountability, inspiring belonging, championing empowerment, operating with excellence, and acting with integrity. With new senior leadership throughout the organization, we focus our ways of working on open, frequent communication and approach our roles with a continuous improvement mindset. Our new communication vehicles foster two-way dialogue and offer continuous touchpoints for associates to hear about our strategy, values and ways of working, learn from senior leaders about our business progress and connect with one another. Additionally, our people programs, as well as our meaningful focus on diversity, equity, inclusion and belonging, reinforce our shared values and behaviors. For more information, see the “Our People” section below.
Dollar Tree
The Dollar Tree segment includes 8,415 stores operating under the Dollar Tree and Dollar Tree Canada brands, 15 distribution centers in the United States and two in Canada as of February 3, 2024. Our stores predominantly range from 8,000 - 10,000 selling square feet. We continue to expand our brand assortment at the $1.25 price point to provide greater value for our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with our introduction of $3 and $5 Dollar Tree Plus product in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product. Through a partnership with Instacart, our customers can shop online and receive same-day delivery from more than 7,500 Dollar Tree stores, as of February 3, 2024, without having to visit a store.
In our Dollar Tree Canada stores, we generally sell items for $1.50(CAD) or less. Our revenue and assets in Canada are not material.
We strive to exceed our customers’ expectations of the variety and quality of products they can purchase by offering items we believe typically sell for higher prices elsewhere. Merchandise imported directly typically accounts for approximately 41% - 43% of our total retail value purchases, with the remaining merchandise purchased domestically. Among our foreign suppliers, China is the source of a vast majority of our direct imports and we believe that a significant portion of our goods purchased from domestic vendors is imported. Our domestic purchases include basic, home, closeouts and promotional merchandise. We believe our mix of imported and domestic merchandise affords our buyers flexibility that enables them to consistently exceed our customers’ expectations. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that best meet our customers’ needs.

We carry approximately 8,000 items in our Dollar Tree stores, and as of the end of fiscal 2023 approximately 27% of our items were automatically replenished. The remaining items are either allocated to the stores or managed by direct store delivery (“DSD”) vendors. Through automatic replenishment, store-specific allocations and DSD vendors, each store is able to satisfy the demands of their particular customer base.
We maintain a balanced selection of products within traditional variety store categories. We offer a wide selection of everyday basic products and we supplement these with seasonal, closeout and promotional merchandise. We attempt to keep certain basic consumable merchandise in our stores continuously to establish our stores as a destination and increase traffic in our stores. Closeout and promotional merchandise is purchased opportunistically and represents less than 10% of our purchases.
The merchandise mix in our Dollar Tree stores consists of:
•Consumable merchandise, which includes everyday consumables such as household paper and chemicals, food, candy, health and personal care products, and in most stores, frozen and refrigerated food;
•Discretionary merchandise, which includes the following:
◦Variety merchandise, which includes toys, durable housewares, gifts, stationery, party goods, greeting cards, softlines, arts and crafts supplies and other items; and
◦Seasonal goods, which include, among others, Christmas, Easter, Halloween and Valentine’s Day merchandise.
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to Note 13 to our consolidated financial statements.
Family Dollar
The Family Dollar segment includes 8,359 stores operating under the Family Dollar brand and ten distribution centers as of February 3, 2024. In our Family Dollar stores, we sell merchandise at prices that generally range from $1.00 to $10.00. Historically, our stores have predominantly ranged from 6,000 - 8,000 selling square feet. We are continuing to implement our store design initiatives at Family Dollar which provide significantly improved merchandise offerings and establish a minimum number of cooler doors. We tailor space and assortment to local demographics with emerging formats including H2.5, our primary store format with 6,700 - 8,700 selling square feet, optimized layout and expanded frozen and refrigerated doors; larger rural stores with more than 8,700 selling square feet and assortments that may include Dollar Tree product; and XSB (Extra Small Box), which has less than 6,700 selling square feet and adds elements of H2.5 optimized to our smaller stores, particularly in urban markets. As of February 3, 2024, our customers can shop online via Instacart and receive same-day delivery from more than 7,300 Family Dollar stores without having to visit a store.
Our Family Dollar stores provide customers with a quality, high-value assortment of basic necessities and seasonal merchandise. We offer competitively-priced national brands from leading manufacturers alongside name brand equivalent-value, lower-priced private labels. We continue to introduce new private brands at Family Dollar, convert control brands to private brands and align our “Family” brand message across key categories. We purchase merchandise from a wide base of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2023, we purchased approximately 15% of our merchandise at retail value through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. In addition, merchandise imported directly typically accounts for approximately 15% - 17% of our total retail value purchases. Among our foreign suppliers, China is the source of a vast majority of our direct imports and we believe that a significant portion of our goods purchased from domestic vendors is imported.
While the number of items in a given store can vary based on the store’s size, geographic location, merchandising initiatives and other factors, our typical Family Dollar store generally carries approximately 11,800 items, and as of the end of fiscal 2023 approximately 75% of our items were automatically replenished. Across all of Family Dollar’s formats we are expanding our SKUs, continuing to add cooler doors, increasing our standard shelf profile, and implementing planogram and category resets.
The merchandise mix in our Family Dollar stores consists of:
•Consumable merchandise, which includes food and beverages, tobacco, health and personal care products, household chemicals, paper products, hardware and automotive supplies, diapers, batteries, and pet food and supplies;
•Discretionary merchandise, which includes the following:
◦Home products, which include housewares, home décor, giftware, and domestics, including comforters, sheets and towels;
◦Apparel and accessories merchandise, which includes clothing, fashion accessories and shoes; and

◦Seasonal and electronics merchandise, which includes Christmas, Easter, Halloween and Valentine’s Day merchandise, personal electronics, including pre-paid cellular phones and services, stationery and school supplies, and toys.
For information regarding the amounts and percentages of our net sales contributed by the above merchandise categories for the last three fiscal years, please refer to Note 13 to our consolidated financial statements.
During the fourth quarter of fiscal 2023, we announced that we had initiated a comprehensive store portfolio optimization review which involved identifying stores for closure, relocation or re-bannering based on an evaluation of current market conditions and individual store performance, among other factors. As a result of this portfolio optimization review, we plan to close approximately 970 underperforming Family Dollar stores, including approximately 600 stores to be closed in the first half of fiscal 2024, and approximately 370 stores to be closed at the end of each store's current lease term. Additionally, we identified approximately 30 underperforming Dollar Tree stores for closure and plan to close each store at the end of the store's current lease term. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to our consolidated financial statements for additional information on the store portfolio optimization review.
Marketing & Retail Media
We believe the customer experience is important to the success of our business. Our marketing efforts are focused on providing value to our customers through advancing our capabilities and delivering on our brand promise of ‘Helping you do more.’ In the third quarter of fiscal 2023, we launched a new app for Family Dollar with the goal of offering improved product discovery and engagement with our smart coupon program, as well as to provide opportunities for our vendor partners to market their products through our app. In the fourth quarter of fiscal 2023, we entered into a multi-year sponsorship agreement with a NASCAR Cup Series racing team, which will spotlight the Dollar Tree and Family Dollar brands as well as the brands of our vendor partners.
Purchasing
We believe our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy, which includes targeted merchandise margin goals by category. We leverage our merchandising team to source products that can be sold in both Dollar Tree and Family Dollar stores. We also believe our ability to negotiate with our vendor partners enables us to manage the margin impact of economic pressures. We primarily buy products on an order-by-order basis and have no material long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. Historically, no merchandise vendor has accounted for more than 10% of total merchandise purchased by the company.
Distribution
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. We currently operate 25 distribution centers in the United States, 15 of which are primarily dedicated to serving our Dollar Tree stores and ten distribution centers serve our Family Dollar stores. New distribution sites are strategically located to reduce the distance between the distribution centers and stores, maintain flexibility and improve efficiency in our store service areas. In fiscal 2024, we expect to re-open our West Memphis, Arkansas distribution center and to complete a significant expansion of our Ocala, Florida distribution center which will include enhanced automation. We continue to make investments in our trucking fleet and transportation management systems and a new RotaCart delivery process to streamline the truck unloading and store delivery process. A RotaCart is a wheeled container that allows quick, easy store deliveries loaded by merchandise family groups. The RotaCarts are nestable, allowing for easy return to the distribution centers.
Our Dollar Tree stores receive approximately 90% of their inventory from our distribution centers and our Family Dollar stores receive approximately 70% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors or third party distributors. Approximately 15% of the merchandise in Family Dollar stores is distributed by McLane Company, Inc. For more information on our distribution center network, see “Item 2. Properties.”
Distribution services in Canada are provided by a third party from facilities in British Columbia and Ontario.
Seasonality
For information on the impact of seasonality, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition
We operate in the discount retail sector, which is currently and is expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service, including merchandise delivery and checkout options. Our competitors include dollar stores, mass merchandisers, online retailers, discount retailers, drug stores, convenience stores, independently-operated discount stores, grocery stores and a wide variety of other retailers. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located.
Government Regulation
We are subject to a wide variety of local, state and federal laws and regulations within the United States and Canada. These laws and regulations relate to, among other things, the operation of our facilities and the sale of products, including without limitation product and food safety, marketing and labeling; labor and employment, including wage and hour, benefits, healthcare and workplace safety; pricing; antitrust and fair competition; privacy and information security; tariff and trade; energy and environmental protection; financial reporting and disclosure; licensing; intellectual property; and taxes. We routinely incur significant compliance-related costs, both direct and indirect, with respect to these laws and regulations which may have a material effect on our capital expenditures, earnings or competitive position. For more information, see “Item 1A. Risk Factors.”
Intellectual Property
We are the owners of several trademarks including “Dollar Tree,” the “Dollar Tree” logo, “Family Dollar,” “Family Dollar Stores” and other names and designs of certain merchandise sold in our Dollar Tree and Family Dollar stores. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
Our People
Our business success, customer satisfaction and employee engagement are built upon our dedicated associates who work and live in the communities we serve. Our goal is to provide a work environment that is welcoming and inclusive, offers competitive pay and benefits, supports growth and development, and affirms our corporate values. We recruit and hire in the communities we serve using associate referrals, local job fairs and social media as well as local community service partners to provide part-time and full-time jobs that can become lasting careers. Our Human Resources team, with oversight from our Board of Directors and its committees, develops and executes programs for compensation and benefits, onboarding and training, professional and leadership development, performance management, recognition and succession planning.
We show care for our people by investing in their personal well-being and professional growth through a variety of people programs and initiatives, including:
•Compensation, benefits and well-being. We are committed to providing market-competitive pay for all positions, and we are a pay-for-performance organization, offering performance-based compensation opportunities at nearly all levels of the organization, including certain hourly-paid positions. In the last year, we made approximately $175.0 million in annualized wage investments across the organization, which includes $60.5 million of statutorily required minimum wage increases. We strive to ensure gender and racial pay equity for associates performing equal or substantially similar work. Eligible associates can participate in our Retirement Savings Plan, which provides a dollar-for-dollar match on the first 5% of associate contributions, and all associates can participate in our Employee Stock Purchase Plan. All full-time and part-time associates are eligible for health and welfare benefits, including medical, dental and vision. Associates may be eligible for other benefits including educational assistance, disability and life insurance as well as paid maternity and parental leave. Financial support to associates recovering from natural disasters and personal hardships as well as a scholarship program for associates with children pursuing higher education are also available. Associates are offered the flexibility to advance their payday earnings to meet their personal bills and expenses.
•Talent development and retention. We believe in the growth and development of our associates and are committed to building a culture of learning that gives associates the opportunity to enhance their skills at every stage of their career. To support this objective, we provide a multitude of professional and leadership development experiences, including online and instructor-led trainings, tuition reimbursement for graduate, undergraduate, General Educational Development (“GED”) and English as a Second Language classes, and discounted tuition at hundreds of colleges and universities for our associates and their families. Retention of our associates is a focus for all leaders and we continuously aim to improve our turnover rate. To identify high-potential individuals, leadership assesses talent at the store manager level and above on a regular basis through structured talent reviews and succession planning paired with customized development plans. This focus on talent resulted in more than 48,400 promotions in fiscal 2023. In fiscal 2023 we also started building our first leadership academy, focusing on our field district managers and setting the stage for similar programs for other groups of leaders throughout the organization.
•Diversity, equity and inclusion (“DEI”). We believe our associates should mirror our highly diverse customer base and the communities we serve, and our DEI efforts strive to inspire belonging both inside and outside our company. Our goal is to create and support a culture of inclusion within a diverse workforce where the unique skills and perspectives of our associates and customers are understood, respected and appreciated. To further this goal, we have continued to build on our DEI Executive Council comprised of senior leaders from every department. The DEI Executive Council provides strategic and tactical leadership support to our Chief Diversity Officer (“CDO”) on all matters related to DEI. The CDO is charged with creating and implementing DEI-focused strategies consistent with our business goals, catalyzing cultural change throughout the organization and driving accountability at the senior management level for progress on key DEI objectives. In addition, we provide associate training on DEI topics and have formed a number of associate resource groups (“ARGs”), including: Asian American Pacific Islander League, Black Advocate Alliance, Champions for Women, Hispanic Heritage Network, Pride, and Veterans Engaging Together in Service. Our objective is to build a platform to encourage professional development, support community outreach, cultivate mentoring, attract diverse talent and promote cross-functional teamwork for all associates. Each ARG is supported by a senior executive sponsor who is a member of the DEI Executive Council, an executive leader and a Human Resources partner to ensure efforts are aligned with the business.
•Workplace safety. Safety is a foundational part of our culture, embedded in all aspects of how we run our business. Our expanded Asset Protection department, which includes Environmental, Health and Safety and Workplace Violence teams leads our comprehensive safety programming across all areas of our enterprise. Throughout the organization, we operate with a commitment to “Safety First, Safety Always,” with the shared understanding that a safe working environment is the responsibility of every associate. Through training and technology, we are able to implement measures that protect our associates and customers, and leverage predictive analytics to proactively identify and support stores in need of safety assistance. Furthermore, preventing incidents of workplace violence is a critical aspect of our safety program. Our comprehensive workplace violence prevention efforts focus on five foundational areas of training; investigation; response; prevention and community outreach.
•Communication and engagement. We believe that our associates are the most critical part of our business, and supporting an engaging culture where people can do their best work is a top priority for our leaders. Over the last year we have added new channels to foster two-way dialogue and ensure we are listening to our associates and taking action on their feedback. A comprehensive strategic communication plan has been put in place to ensure our associates across the organization hear directly from our executive leaders on a regular basis to remain aligned with key priorities. And Workplace, our internal communication and collaboration tool introduced in fiscal 2023, gives associates a voice as well as visibility into the great work and progress happening across the company. Our annual associate engagement survey and semiannual pulse survey assess and highlight areas of focus that are important to our people, providing managers with quantitative and qualitative feedback directly from their teams. Our robust associate engagement survey process includes action planning to have meaningful impact on our continued cultural evolution.
As of February 3, 2024, we employed more than 211,800 associates, as follows:

	Store and Distribution Center Associates
	Dollar Tree	Family Dollar	Store Support Center Associates	Total
Full-time Associates	29,997	32,844	3,053	65,894
Part-time Associates	101,524	44,403	5	145,932
Total	131,521	77,247	3,058	211,826
Part-time associates work an average of less than 30 hours per week, and the number of part-time associates fluctuates depending on seasonal needs.
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

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Any failure to meet market expectations, including our comparable store net sales growth rate, earnings and earnings per share or new store openings, could cause the market price of our stock to decline. You should carefully consider the specific risk factors listed below together with all other information included or incorporated in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. However, the risks and uncertainties that we face are not limited to those described below and those set forth in our SEC filings. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected.
Profitability and Operational Risks
Our profitability is vulnerable to increases in merchandise, shipping, freight and fuel costs, wage and benefit and other operating costs.
Future increases in costs such as the cost of merchandise, wage and benefit costs, ocean shipping rates, domestic freight costs, fuel and energy costs, duties and tariffs, and store occupancy costs would reduce our profitability. We experienced material increases in wage rates and labor costs as well as in shipping rates, freight and fuel costs in prior years, and we expect further increases in certain cost categories in fiscal 2024. In addition to pressures from a tight labor market, we have incurred additional costs as a result of recent minimum wage increases by certain states and localities, and we expect additional minimum wage increases by states and localities in fiscal 2024. In addition, the federal minimum wage may increase depending on the outcome of legislation proposed in Congress, and the current administration has announced it will consider raising the minimum salary for associates who currently have exempt status under the Fair Labor Standards Act. Separately, government or industry actions addressing the impact of climate change, or shifts in customer preferences for more sustainable products, or our adoption of goals or initiatives aligned with related stakeholder expectations may result in increases in our merchandise or operating costs.
In our Dollar Tree segment, we raised our primary price point on merchandise to $1.25 in fiscal 2021. We also continue to implement our multi-price initiative which provides our customers with additional categories priced, for example, at $3, $4 and $5. Although we have increased our price points at our Dollar Tree stores, our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset cost increases is critical to maintaining our profitability levels. Supply chain constraints and higher commodity costs could make it more difficult for us to obtain sufficient quantities of certain products and could negatively affect our product assortment and merchandise costs. We can give no assurance that we will be able to adjust our product assortment, operate more efficiently or increase our comparable store net sales in the future. Although Family Dollar, unlike Dollar Tree, can more easily raise the price of merchandise, customers may buy fewer products if prices were to increase. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of economic factors on our operations.
Higher costs and disruptions in our distribution network could have an adverse impact on our sales and profitability.
Our success is dependent on our ability to import or transport merchandise to our distribution centers and store, pick and ship merchandise to our stores in a safe, timely and cost-effective manner, and we are relying on a number of initiatives to improve upon our logistics execution, including new management systems. In addition to our internal distribution network, we also rely heavily on third parties including ocean carriers and truckers. Some of the factors that have had and could have an adverse effect on our distribution network or costs are:
•Efficient operations and management. Distribution centers and other aspects of our distribution network are complex and difficult to operate efficiently. If we fail to execute properly, we may not be able to deliver merchandise at the quality and in the quantities and at the times demanded to successfully meet our customers’ demand. We have also experienced and could continue to experience challenges in attracting and retaining an adequate and reliable workforce. Although we have offered enhanced wages in certain markets to address the shortage of labor at our distribution centers, such measures have increased our costs and are expected to continue to increase our costs, which could have an adverse effect on our margins and profitability.
•Shipping costs. We have previously experienced significant changes in freight costs. Ocean shipping and other freight costs could increase because of shocks or disruptions in the global supply chain and as freight contracts terminate or renew. A significant increase in our freight costs could have a material adverse impact on our business and results of operations. A return to more normalized costs/rates may lag a decrease in market rates based on the timing of freight contract terms. We have multi-year contracts expiring in 2025 that cover approximately 54% of our import purchase volume.

•Trucking and diesel fuel costs. We have experienced significant increases in trucking costs in recent years due to a truck driver shortage and other factors. The truck driver shortage also required us to increase our use of more expensive surge carriers to transport our merchandise. We have also experienced volatility in diesel fuel costs and are expecting increases to continue in fiscal 2024 and may worsen, for example, because of the impact of international events such as trade restrictions on Russia on oil prices.
•Shipping disruptions. We have experienced disruptions in the global supply chain, including issues with shipping capacity, port congestion and pandemic-related port closings and ship diversions. In addition, our supply chain may be disrupted because of other international events such as armed conflict, war, economic sanctions or acts of terrorism. Current tensions in the Red Sea and traffic restrictions through the Panama Canal are causing global supply chain disruptions that could increase ocean shipping costs and transit times. Our receipt of imported merchandise has been and may in the future be disrupted or delayed because of these or other factors. Delays could potentially have a material adverse impact on future product availability, product mix, overall sales, and merchandise margins, especially at Dollar Tree.
•Labor disagreement. Labor disagreements, disruptions or strikes, including at ports, rail networks, transportation companies, or other parts of our distribution network may result in lost sales due to shipping delays or disruptions in the delivery of merchandise to our distribution centers or stores and increase our costs.
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
We may stop selling or recall certain products, including our private label brands, for safety-related or other issues, including product contamination, product content, improper manufacturing or distribution processes, improper testing, product mislabeling or product tampering. We may also stop selling or recall products if the products, the operations of our suppliers, or our operations violate applicable laws or regulations, including food, drug and cosmetic safety laws, or raise potential health and safety-related issues, including improper storage, product mishandling, contamination or other adulteration, or when products or their contents could cause injury, illness or death. Any recall may require significant management attention, and we could experience significant costs, lost sales, compliance or enforcement actions by governmental authorities which could result in fines or other penalties, and/or product liability legal claims and consumer lawsuits. Recalls may also subject us to public claims of false or deceptive advertising and other criticism. A significant product liability or other legal judgment against us, a regulatory enforcement action or a product recall could materially and adversely affect our reputation, financial condition and/or results of operations. Additionally, any product recall may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.
We could experience a decline in consumer confidence and spending because of concerns about the quality and safety of our products or our brand standards.
We could experience a decline in consumer confidence and spending if our customers become concerned about the quality and safety of the products we sell. The sale of private brand items is an important component of our sales growth and gross profit rate enhancement plans. The sale and expansion of these offerings also subjects us to or increases certain risks, such as: product liability claims and product recalls; disruptions in raw material and finished product supply and distribution chains; supplier labor and human rights issues, and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. Failure to appropriately address these risks could materially and adversely affect our private brand initiatives, reputation, results of operations and financial condition.

Inflation or other adverse change or downturn in economic conditions could impact our sales or profitability.
A deterioration in economic conditions could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. Adverse economic conditions such as a recession could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns, or reduce our profitability due to lower margins. Other factors that could result in or exacerbate adverse economic conditions include inflation, higher unemployment, consumer debt levels, trade disputes, as well as adverse climate or weather conditions, worsening or new epidemics, terrorism, or international tensions, including armed conflict and economic sanctions.
Furthermore, factors that could adversely affect consumer disposable income could decrease our customers’ spending on products we sell most profitably. In fiscal 2023, we continued to experience a material shift in consumer purchasing from higher-margin discretionary merchandise to lower-margin consumable goods. Factors that could reduce our customers’ disposable income and over which we exercise no influence include inflation in food, housing, fuel or other energy costs, increased unemployment, increases in interest rates, lack of available credit, higher tax rates and other changes in tax laws, increasing healthcare costs, and changes in government subsidies such as unemployment and food assistance programs, including the Supplemental Nutrition Assistance Program (“SNAP”). If consumer spending on the goods we sell declines as a result, there could be a material adverse impact on our business and results of operations.
Many of the factors identified above that affect disposable income, as well as our cost of goods sold and our selling, general and administrative expenses, also affect our ability to implement our corporate strategy effectively and may have other adverse consequences which we are unable to fully anticipate or control, all of which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors.
Risks associated with merchandise supply could adversely affect our financial performance.
We are dependent on our vendors, including direct ship vendors, to supply suitable merchandise in a timely and efficient manner at favorable costs. If a vendor fails to deliver on its commitments due to financial or other difficulties, or if we are unable to source an expanded assortment of appropriate product to meet our merchandising strategies, we could experience merchandise shortages which could lead to lost sales or increased merchandise costs if alternative sources must be used.
We rely on the timely availability of imported goods at favorable wholesale prices. Merchandise imported directly typically accounts for approximately 41% - 43% of our Dollar Tree segment’s total retail value purchases and approximately 15% - 17% of our Family Dollar segment’s total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. Imported goods are generally less expensive than domestic goods and result in higher profit margins. A disruption in the flow of our imported merchandise or an increase in the cost of those goods may significantly decrease our profits. Risks associated with our reliance on imported goods may include disruptions in the flow of or increases in the cost of imported goods because of factors such as:
•duties, tariffs or other restrictions on trade, including Section 301 tariffs;
•raw material shortages, work stoppages, government restrictions, strikes and political unrest, including any impact on vendors or shipping arising from epidemics;
•economic crises in the United States or abroad and international disputes or conflicts, including military confrontation, blockade, war and economic sanctions;
•changes in currency exchange rates or government policies and local economic conditions, including inflation (including energy prices and raw material costs) in the country of origin;
•potential changes to international trade agreements or the failure of the United States to maintain normal trade relations with other countries; and
•changes in leadership and the political climate in countries from which we import products and their relations with the United States.
Among our foreign suppliers, China is the source of a vast majority of our direct imports. A disruption in the flow of our imported merchandise from China or an increase in the cost of those goods may significantly decrease our profits. While the United States scaled back punitive Section 301 tariffs on certain Chinese imports based on an agreement reached with China in 2020, the political outlook remains uncertain. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
Existing store sales growth is critical to good operating results and is dependent on a variety of factors, including merchandise quality, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. We have embarked on several initiatives to increase our sales and profitability, some of which remain in the early stages. At the same time, the company recently concluded a comprehensive performance review of its store portfolio and announced the closure of approximately 970 Family Dollar and 30 Dollar Tree stores. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to our consolidated financial statements.
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
In addition, our expansion is dependent upon the company and its third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals. We have experienced higher commodity and other costs associated with the build-out of new stores and the renovation of existing stores. We have also experienced delays in new store openings and the renovation of existing stores due to inspection, permitting and contractor delays. In addition, we have experienced delays in new store openings due to limitations on the availability of certain fixtures and equipment. We anticipate these increased costs and delays may continue for the foreseeable future, which could adversely affect our sales and profitability. Further, we may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.
Our profitability is affected by the mix of products we sell.
Our gross profit margin decreases when we increase the proportion of higher cost goods we sell. For example, some of our consumable products carry higher costs than other goods, so our gross profit margin will be negatively impacted as the percentage of our sales from higher cost consumable products increases. Imported merchandise and private label goods generally carry lower costs than domestic goods. Our product mix is affected by the supply of goods, including imported goods, and could be negatively impacted by various factors, including those described under “Higher costs and disruptions in our distribution network could have an adverse impact on our sales and profitability” on page 11.
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
In addition, our Family Dollar segment has a substantial number of private brand items, and the number of such items has been increasing. We believe our success in maintaining broad market acceptance of our private brands depends on many factors, including our pricing, costs, quality, customer perception and timely development and introduction of new products. We may not achieve or maintain our expected sales for our private brands and, as a result, our business and results of operations could be adversely impacted. Additionally, the increased number of private brands could negatively impact our existing relationships with our non-private brand suppliers.
Our business is seasonal, and adverse events during the fourth quarter could materially affect our full-year financial results.
Our highest sales periods are during the Christmas and Easter seasons, and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores and help ship product from our distribution centers. Lead times for seasonal product purchases are longer and could result in inventory markdowns if sales do not meet expectations. A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on April 9, 2023, and will be observed on March 31, 2024.

Failure to protect our inventory or other assets from loss and theft may impact our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business and has recently reached historically high rates. Loss may be caused by error or misconduct of associates, customers, vendors or other third parties including through organized retail crime and professional theft, and may be further impacted by macroeconomic factors, including the enforcement environment, or may be the result of damage or destruction of our inventory by natural disasters. We have experienced charges in the past, and our inability to cost-effectively prevent and/or minimize the loss or theft of assets, or to accurately predict and accrue for the impact of those losses, could adversely affect our operating results.
We have risks related to the security of our facilities including risks of personal injury to customers or associates.
We operate stores and other facilities in locations subject to a risk for crimes of break-ins, theft, property damage, and interpersonal violence, which may include an active shooter or mass casualty/damage event. While we have instituted programs aimed at reducing these risks, particularly of workplace violence, no security or safety program is 100% effective, and there is a risk that they will not prevent the occurrences of such crimes or related harms. Any such incidents of violence could have a negative effect on our business, financial condition, results of operations, associate relations or customer reputation.
We face significant pressure from competitors which may reduce our sales and profits.
The retail industry is highly competitive with respect to price, customers, store locations, merchandise quality, product assortment, service offerings, product sourcing, labor, and market share. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies, including mobile and online shopping. To remain competitive, we may be required to change our product offering or lower our prices, but our ability to do so may be limited with the result that we could see lower sales or reduced profitability.
We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. Some of our current or potential competitors have greater financial, distribution, marketing and other resources than we do. The substantial growth in e-commerce has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful online shopping alternatives. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors, and we believe that doing so may require substantial capital expenditures, for example in technology. Our ability to effectively compete will depend upon our ability to successfully develop and execute on our strategic initiatives. Please see “Item 1. Business” for further discussion of the effect of competition on our operations.
Our business could be adversely affected if we fail to manage our organizational talent and capacity, including attracting and retaining qualified associates and key personnel.
Our growth and performance are dependent on the skills, experience and contributions of our associates, executives and key personnel for both Dollar Tree and Family Dollar. At our stores and distribution centers, we must recruit, develop, train, and retain qualified and diverse associates in relatively large numbers, while also working to decrease turnover in these positions. Our ability to meet labor needs while controlling costs is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates and salary levels (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels), health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), labor activism, associate safety issues, associate expectations and productivity, and our reputation and relevance within the labor market. If we are unable to attract, develop and retain adequate numbers of qualified associates, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. In addition, to the extent a significant portion of our associate base unionizes, or attempts to unionize, our labor and other related costs could increase. The potential financial impact of union organization is further compounded by the possibility of federal agencies adopting or imposing changes to existing labor law that could facilitate union organizing. We currently do not have any employees represented by unions. Our ability to pass along labor and other related costs to our customers is constrained by our pricing model, and we may not be able to offset such increased costs elsewhere in our business.
Successful execution of our plans and strategies also depends on the efforts of key management personnel. The labor market for these executives and other key personnel is nationwide in scope and intensely competitive. The loss of such personnel, or the inability to hire, train, motivate and retain them, or to manage changes to our organizational structure and capacity, could, at least temporarily, have an adverse effect on the company’s operating results and financial condition. In addition, failure to develop an adequate succession plan for senior positions could reduce our organizational capabilities and competitive advantage during a transition. Turnover in such positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, cause greater workload demands for remaining team members and divert attention away from key areas of the business, or otherwise negatively impact the company’s growth prospects or future operating results.

We rely on third parties in many aspects of our business, which creates additional risk.
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, landlords, contractors, and external business partners. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our results of operations and cash flows could be adversely impacted. Further, failure of these third parties to meet their obligations to the company or substantial disruptions in the relationships between the company and these third parties could adversely impact our operations and financial results. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
In fiscal 2023, we purchased and delivered approximately 15% of our merchandise for our Family Dollar segment, and to a lesser extent for our Dollar Tree segment, through our relationship with McLane Company, Inc., which distributes consumable merchandise from multiple manufacturers. We also rely on third parties to deliver frozen and refrigerated product, as well as chocolate in the summer, to our Dollar Tree stores.
Risks Relating to Strategic Initiatives
We may not be successful in implementing or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, which may have an adverse impact on our business and financial results.
We continue to execute on a number of strategic initiatives across the Dollar Tree and Family Dollar banners to drive productive sales growth and improve operating efficiency, including, among others:
•We continue to expand our Dollar Tree brand assortment at the $1.25 price point and expand our multi-price product assortment.
•Our initiatives at Family Dollar provide tailored store formats and significantly improved merchandise offerings.
•Our comprehensive store portfolio optimization review to improve profitability by identifying candidates for closure or re-bannering.
•Across both banners, we have initiatives to provide competitive pay and benefits, enhanced training, and other projects to support our workforce as well as initiatives to optimize and modernize our stores.
•Our supply chain initiatives include optimizing our transportation network and distribution methods.
•We continue our significant investments in our technology across our business, including our store network and point-of-sale, merchandising and supply chain.
The implementation, timing and results of these complex strategic initiatives are subject to various risks and uncertainties, which may require that we make significant estimates and assumptions in our planning. These initiatives place significant demands on our accounting, financial, information technology, and other systems, and on our business overall. We are dependent on our management’s ability to oversee these initiatives effectively and implement them successfully. If our estimates and assumptions about our initiatives are incorrect, or if we miscalculate the resources or time, we need to complete them or fail to execute on them effectively, our pursuit of these initiatives may increase our costs and reduce our margins and profitability.
To be effective, our strategies have and will continue to require significant investment in cross-functional operations and management focus, along with supporting investments. If we are unable to attract and retain employees or contract with third parties having the specialized skills needed to support our efforts, implement improvements to systems in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if initiatives related to our multi-priced merchandise at Dollar Tree, new store concepts and merchandise offerings at Family Dollar, and improved customer experience do not appeal to our customers or if we are unable to consistently meet our brand execution promises in a cost-effective manner, we may experience a loss of customer confidence or lost sales, which could adversely affect our reputation and results of operations.
A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We have incurred losses due to impairment of goodwill and other long-lived assets.
Under U.S. generally accepted accounting principles, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment. An evaluation is also performed if events or circumstances indicate that impairment could have occurred.
For example, in the fourth quarter of fiscal 2023 the company initiated a comprehensive store portfolio optimization review, and its recently announced decisions to close approximately 970 underperforming Family Dollar stores and approximately 30 underperforming Dollar Tree stores has led to additional impairments of related assets. The Family Dollar goodwill and trade name comprise a substantial portion of our goodwill and indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar goodwill and trade name impairment evaluations is critical. Please refer to “Critical Accounting Estimates and Assumptions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Should we experience business challenges or significant negative industry or general economic trends, we could recognize additional impairments to our goodwill, intangible assets and other long-lived assets. We monitor key assumptions and other factors utilized in our impairment analysis, and if business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation. Any reduction in or impairment of assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition. During the fourth quarter of fiscal 2023, we recorded a $1,069.0 million non-cash goodwill impairment charge, a $950.0 million non-cash trade name impairment charge, and a $503.9 million non-cash store asset impairment charge. For additional information on recent impairments, please refer to Note 15 and Note 16 to our consolidated financial statements.
Cybersecurity and Technology Risks
We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems, including because of a cyberattack, could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
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
Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available to us. This may be as the result of deliberate breach in the security of these systems or platforms by bad actors, including through malicious software, ransomware and other cyberattacks, which may originate from state actors and may increase during times of international tensions. Failures may also be caused by various other factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, obsolescence or failure of vendor support, flaws in third-party software or services, errors or improper use by our employees or third-party service providers.
To support the growth of our business, we are making substantial investments in our information technology systems. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous associates, contractors and software and system providers. While these efforts have resulted in improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been and may continue to be incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, or that our efforts will result in the anticipated benefits to us. We may also experience difficulties in implementing or operating our new or upgraded operational or IT systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits. If our information technology systems, upgrades and associated change management are not adequate to support our business and our strategic initiatives, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

The potential unauthorized access to our systems could disrupt operations or lead to the theft of data which may violate privacy laws and could damage our business reputation, subject us to negative publicity, litigation and costs, and adversely affect our results of operations or financial condition.
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
We are exposed to persistent and substantial risks from cybersecurity threats, as the number of cyberattacks targeting retailers and corporate networks grows, and the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world increase daily. Both we and our vendors have experienced data security incidents; however, to date, these incidents have not been material to our results of operations. The security measures that we and/or our third-party partners put in place cannot provide absolute security to prevent harm to our systems or safeguard our customers’ personal information (including debit and credit card information), our associates’ private data, suppliers’ data, and our business records and intellectual property and other sensitive information.
Cybercriminals, who may include well-funded state actors or organized criminal groups, are rapidly evolving their cyberattack techniques and tactics, which are becoming increasingly more sophisticated and challenging to detect. We and/or our third-party suppliers may be vulnerable to and unable to anticipate, detect, and appropriately respond to cybersecurity attacks, including data security breaches and data loss.
We are also subject to laws and regulations in various jurisdictions in which we operate regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data of customers, associates, or others. These laws permit regulators to assess potentially significant fines for data privacy violations and may create a right for individuals to bring class action suits seeking damages for violations. Our efforts to comply with consumer privacy laws and other similar privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.
Likewise, we are subject to the Payment Card Industry Data Security Standards (“PCI-DSS”) which is mandated by the card brands and administered through the Payment Card Industry Security Standards Council. As a Level 1 Merchant, we are subject to assessment and attestation for PCI-DSS compliance on an annual basis. A failure to meet and maintain compliance with PCI-DSS requirements could result in our inability to continue to accept credit cards as a form of payment, which would materially impact our ability to sell our products. In addition, our credibility and reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether. Non-compliance with PCI-DSS requirements also may subject us to recurring and accumulating fines until compliance is achieved. Considerable investments to strengthen our information security could also be required should we ever be deemed to be non-compliant. We are currently in compliance with the PCI-DSS standards.
Moreover, significant additional capital investments and other expenditures could also be required to continue to strengthen our overall cybersecurity posture and prevent future security breaches, including costs associated with additional security technologies, personnel, experts and services (e.g., credit-monitoring services) for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
The unavailability of information technology systems on which we rely or the failure of those systems or software to perform as required to support our business needs for any reason and any inability to respond to, or recover from, such events, could disrupt our business, decrease performance, and increase overhead costs. If we, our vendors, or other third parties with whom we do business experience significant data security incidents or fail to detect and appropriately respond to significant incidents, we could be subject to negative publicity, costly government enforcement actions or private litigation and increased costs. In addition, our customers could lose confidence in our ability to protect their information, stop using our loyalty programs, or stop shopping with us altogether. Any of these factors could have a material adverse effect on our reputation, results of operations or financial condition.
Legal, Regulatory and Environmental, Social and Governance (“ESG”) Risks
Legal proceedings may adversely affect our reputation, business, results of operations or financial condition.
Our business is subject to the risk of litigation and other proceedings involving associates, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, derivative actions, governmental investigations, administrative proceedings, regulatory actions, arbitrations or other similar actions.

In addition, our operations and/or the products we sell are subject to regulatory oversight by the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture, the Occupational Safety and Health Administration, states’ attorneys-general, and other federal, state, local and applicable foreign governmental authorities. Where such authorities believe that we have failed to comply with applicable regulations and/or procedures, they may require prompt corrective action, and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations in one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products, assessing civil or criminal sanctions or penalties, and requiring enhancements to our compliance programs or reporting requirements. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively selling our products and could have a material adverse effect on our business, financial condition and/or results of operations.
For example, we recently resolved a previously disclosed investigation by the United States Department of Justice (the “DOJ”) regarding a historical rodent issue at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related adulteration of products regulated by the FDA. Under this resolution, a Family Dollar subsidiary pled guilty to a one count misdemeanor violation of Title 21, United States Code, Sections 331(k), 333(a)(1) for causing FDA-regulated products to become adulterated and paid $200,000 in fines and a forfeiture money judgment in the amount of $41,475,000 to the United States. For a discussion of other impacts of this resolution, see also “Our failure to comply with applicable law, or to adequately respond to changes to such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us” below.
Our products could also cause illness or injury, harm our reputation, and subject us to litigation. Product liability, personal injury or other claims may be asserted against us relating to product adulteration, product tampering, mislabeling, recall and other safety issues with respect to the products that we sell, or with respect to our handling or storage of such products. Recent such matters have led to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses. A significant product liability, consumer fraud, or other legal judgment against us, a related regulatory compliance or enforcement action or a product recall could materially and adversely affect our reputation, financial condition and/or results of operations. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against the products we sell could materially and adversely affect our reputation. We seek but may not be successful in obtaining contractual indemnification from our vendors, where appropriate, or insurance coverage, and if we do not have adequate contractual indemnification or insurance available, such claims could adversely affect our business, financial condition and/or results of operations. Our ability to obtain the benefit of contractual indemnification from vendors may be hindered by our ability to enforce contractual indemnification obligations against such vendors, for example because the vendors are overseas or lack financial resources. Our litigation-related expenses could increase as well, which also could have a materially negative impact on our financial condition and/or results of operations even if a claim is unsuccessful or is not fully pursued.
The outcome of such matters is often difficult to assess or quantify. Plaintiffs in these types of lawsuits or proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, certain of these matters, if decided adversely to us or settled by us, may result in an expense that may be material to our consolidated financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. If we experienced a material loss arising from these matters, we could also become subject to shareholder derivative suits and securities litigation. The cost to defend current and future litigation or proceedings, including arbitrations, may be significant. There also may be adverse publicity associated with litigation, including litigation related to product or food safety, customer information and environmental or safety requirements, which could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
For a discussion of current legal matters, please see “Item 3. Legal Proceedings” and Note 5 to our consolidated financial statements under the caption “Contingencies.”
Our failure to comply with applicable law, or to adequately respond to changes to such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us.
We operate in an increasingly regulated environment across a large and diverse geographic footprint, and we devote substantial resources to ensure effective compliance with numerous and frequently changing laws and regulations. The complexity of this regulatory environment and related compliance costs continue to increase due to additional legal and regulatory requirements, our expanding operations, and increased regulatory scrutiny and enforcement efforts. New or revised laws, regulations, orders, policies and related interpretations and enforcement practices, including product and food safety, marketing, labeling or pricing; information security and privacy; artificial intelligence; labor and employment; employee wages and benefits; health and workplace safety (including Occupational Safety and Health Administration rules); imports and customs; taxes; bribery; climate change; and environmental compliance, may significantly increase our expenses or require extensive system and operating changes that could materially increase our cost of doing business.

If our programs do not adequately anticipate regulatory expectations or requirements, or if we fail to appropriately design and maintain an effective enterprise compliance program and system of controls to prevent and detect non-compliance, including implementing and communicating a strong culture of compliance, there is a possibility any failure to comply with applicable laws and regulations would subject us to enhanced legal risks and adverse outcomes. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, governmental investigation or action and reputational damage. As part of our recent resolution of the DOJ investigation regarding DC 202, we agreed to implement improved internal controls, compliance codes, policies, and procedures, many of which were already underway or completed, and to make periodic reports to the DOJ for three years. The failure to properly manage our overall compliance program and fully comply with our obligations could adversely affect our ability to conduct business, result in significant fines and other penalties, damage our brand and reputation, and negatively impact our financial position and results of operations.
New laws and regulations could have an adverse effect on our business. For example, various municipalities have begun regulating the placement or proximity of our stores or may place requirements on labor relations or the types of products we sell. In addition, the adoption of new environmental laws and regulations in connection with climate change and the proposed transition to a low carbon economy, including any federal or state laws enacted to regulate or tax greenhouse gas emissions, could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling, single-use plastics, extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency standards and product labeling.
In addition, significant changes in laws or regulations that impact our relationship with our workforce, such as minimum wage increases, health care, labor relations laws or workplace safety, could increase our expenses and adversely affect our operations. An increase in federal corporate tax rates also could adversely affect our profitability. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, energy or environmental protection, and tariff and other trade restrictions, among others, could cause our expenses to increase or result in product recalls.
Our business is subject to evolving disclosure requirements and expectations with respect to environmental, social and governance matters that could expose us to numerous risks.
Our business faces increasing public scrutiny related to social responsibility, climate change and other ESG practices. We risk damage to our brand and reputation, including risk to our plans for profitable growth, if we fail to act responsibly in a number of areas, such as worker safety and welfare, diversity and inclusion, environmental stewardship, support for local communities, and corporate governance and transparency. Adverse incidents could impact the value of our brand, the cost of our operations and relationships with associates, customers or investors, all of which could adversely affect our business and results.
In addition, increasingly regulators, customers, investors, associates, and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring, and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to mature, and assumptions that are subject to change in the future. If we are unable to meet our ESG-related goals or evolving stakeholder expectations and industry standards, if our ESG-related data, processes and reporting are incomplete or inaccurate, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, consumers may choose to stop purchasing our products or purchase products from a competitor, and our reputation, business or financial condition may be adversely affected.
Risks Relating to Indebtedness and Our Common Stock
Our inability to access credit or capital markets, a downgrade of our credit ratings and/or increases in interest rates could negatively affect our financing costs, results of operations and financial condition.
We rely on internally generated funds and borrowings under our credit facilities and commercial paper program to fund our seasonal working capital requirements for existing and new stores, distribution network programs and other capital projects. In addition, we have $3.45 billion of senior notes outstanding as of February 3, 2024.

Our continued access to financial markets depends on multiple factors, including market conditions, our operating performance and our credit ratings. Changes in the credit and capital markets, including as a result of financial market disruptions, rising interest rates, bank failures or other macroeconomic conditions, could increase the cost of financing or restrict our access to these potential sources of future liquidity. Further, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of financing. Our ratings reflect the opinions of the ratings agencies of our financial strength, operating performance and ability to meet our debt obligations. A downgrade in our credit ratings could limit our access to credit and capital markets, limit the institutions willing to provide credit facilities to us, result in more restrictive financial and other covenants in our debt agreements and would likely significantly increase our overall financing costs and adversely affect our results of operations.
If we are unable to access financial markets when needed, on favorable terms or at all, whether to refinance our existing indebtedness on or before maturity or to fund our capital expenditures or working capital needs not satisfied by cash flows from operations, our results of operations or financial condition could be materially and adversely affected.
In addition, we have exposure to future interest rates based on variable rates under our revolving credit facility and issuances under our commercial paper program and to the extent we raise additional debt in the capital markets to meet maturing debt obligations or otherwise. Significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.
Our business or the value of our common stock could be negatively affected as a result of actions by shareholders.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. The Board of Directors and management team are committed to acting in the best interests of all our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with our shareholders will be successful. Shareholders who disagree with our strategy or the way we are managed may seek to effect change in the future, through various strategies that could include private engagement, publicity campaigns, proxy contests, and litigation. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our Board of Directors, management, and associates, and impact our relationship with investors, vendors, and other third parties. Shareholder engagement also may result in changes to our business plans, operations, strategies, initiatives, governance, management, and risk factors. The perceived uncertainty as to our future direction resulting from these actions of shareholders could also affect the market price and volatility of our common stock.
The price of our common stock is subject to market and other conditions and may be volatile.
The market price of our common stock may fluctuate significantly in response to a number of factors. These factors, some of which may be beyond our control, include the perceived prospects and actual results of operations of our business; changes in estimates of our results of operations by analysts, investors or us; trading activity by our large shareholders; trading activity by sophisticated algorithms (high-frequency trading); our actual results of operations relative to estimates or expectations; actions or announcements by us or our competitors; litigation and judicial decisions; legislative or regulatory actions or changes; and changes in general economic or market conditions. In addition, the stock market in general has from time-to-time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.
Certain provisions in our Articles of Incorporation and By-Laws could delay or discourage a change of control transaction that may be in a shareholder’s best interest.
Our Articles of Incorporation and By-Laws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in his/her best interest. These provisions, among other things, provide that only the Board of Directors, the chairman or vice chairman of the Board, the chief executive officer or shareholders who own 15% or more of the outstanding shares of our common stock may call special meetings of the shareholders; establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings; and permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock. However, we believe that these provisions allow our Board of Directors to negotiate a higher price in the event of a takeover attempt which would be in the best interest of our shareholders.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We understand the importance of cybersecurity in maintaining the confidentiality, integrity, and availability of our systems and data. Our business operations leverage information technology infrastructure and third-party vendors and systems which makes us susceptible to various cyber threats. We have implemented a comprehensive cybersecurity risk management program to mitigate these risks and safeguard our assets.
We have measures in place to prevent, detect, and manage material risks from unauthorized access to our electronic information systems. These include various controls, technologies, and processes that protect confidential, proprietary, business and personal information that we collect, process, store, and transmit as part of our business operation.
We also consider cybersecurity, along with other business risks, within our enterprise risk management framework. Our assessment, identification and management of cybersecurity and data privacy risks are reported as part of our regular enterprise risk assessments, security audits and risk management programs. In addition, we leverage recognized consulting firms to conduct application security and penetration testing assessments annually. We also require employees with access to information systems, including all corporate employees, to undertake cybersecurity training and compliance programs annually.
Our cybersecurity program utilizes the National Institute of Standards and Technology framework along with risk-based analysis and judgment, to choose the most effective security controls to address potential risks. We consider various factors such as likelihood and severity of risk, impact on our organization and others if a risk materializes, feasibility and cost of controls, and the effects of controls on our operations and others.
Because we rely on third-party providers and platforms for many of our computer and technology systems and support, we use a variety of processes and tools to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and performance monitoring. As a part of our monitoring, we regularly obtain System Organization and Control Reports (SOC Reports) for key third-party financial systems.
As part of our overall strategic initiatives, we have made significant investments in internal and external resources to support and enhance our technology infrastructure over the next several years. As part of this technology transformation, we plan to continue growing our information security team, enhance our cyber response plan and data privacy policies and evolve our procedures around third-party risk management.
No material cybersecurity incidents occurred in fiscal 2023, but future incidents cannot be predicted. Additionally, in “Item 1A. Risk Factors” under the heading “Cybersecurity and Technology Risks,” forward-looking cybersecurity threats that could have a material impact on our business are discussed. Those sections of Item 1A should be read in conjunction with this Item 1C.
Although we have operational safeguards in place, we still face significant risks from cybersecurity threats, as the number of cyberattacks targeting retailers and corporate networks grows, and the volume, intensity and sophistication of attempted attacks, intrusions, and threats from around the world increase daily. We (and third parties upon whom we rely) may be unable to implement security controls fully, continuously, and effectively as intended. As described above, we utilize a risk-based approach that focuses on proactively preventing security risks followed by prompt detection and containment of risks identified. Security controls, no matter how well designed or implemented, may only mitigate, and not fully eliminate risks. In addition, events, when detected by security tools or third parties, may not always be immediately understood or acted upon. If our technology systems, networks, or information are compromised by malicious software, ransomware, or other cyberattacks, we could lose critical data or confidential information of our customers, vendors or associates, experience disruptions in our ability to distribute and sell merchandise and manage inventories, incur substantial remediation costs and/or become subject to negative publicity, costly government actions or litigation.
Notwithstanding the deliberate approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured.
Governance
Our Audit Committee, which includes a member with cybersecurity experience, oversees our management of risks relating to information security and data privacy. At least semiannually, the Audit Committee is responsible for reviewing and discussing our risk exposures related to information security and data privacy with management. These management updates are designed to inform the Audit Committee of any potential risks relating to information security or data privacy and any relevant mitigation or remediation tactics being implemented. In addition, as part of our regular enterprise risk management assessments, cybersecurity risks are reported to and assessed by the Enterprise Risk Committee, comprised of senior leadership from key business functions.

To more effectively prevent, detect and respond to information security threats, we have a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for our overall information security, cyber risk, and business continuity. The CISO brings over 25 years of extensive experience in information technology and information security and serves as the designated executive leader for cyber or data-related incident response activities. Our CISO’s experience includes leading cybersecurity programs for Fortune 100 companies.
In addition to the CISO, the Chief Information Officer and Chief Legal Officer are responsible for overseeing risks related to cybersecurity and data privacy. Our Chief Information Officer’s experience includes more than 25 years of leading all information technology strategies and operations and oversight of IT systems for various Fortune 100 companies, and our Legal Department has personnel specializing in data privacy and cybersecurity who assist our team in assessing and managing cybersecurity risks.
We have a Cybersecurity Incident Response Plan that is integrated into our crisis management program. The plan provides protocols for evaluating and responding to cybersecurity incidents, including incident disclosure and reporting, notification to senior management and relevant committees, and meeting external reporting obligations. The plan is reviewed and updated regularly by our CISO and Chief Legal Officer to ensure its continued effectiveness. We recently performed tabletop exercises where we performed walkthroughs of cyber incident situations to test our response plan. We plan to continue testing on a periodic basis going forward.
Item 2. Properties
As of February 3, 2024, we operated 16,526 stores across the contiguous United States and the District of Columbia and operated 248 stores within five Canadian provinces.
The Dollar Tree segment includes 8,415 stores operating under the Dollar Tree and Dollar Tree Canada brands with stores predominantly ranging from 8,000 - 10,000 selling square feet. The Family Dollar segment includes 8,359 stores operating under the Family Dollar brand with stores predominantly ranging from 6,000 - 8,000 selling square feet. For additional information on store counts and square footage by segment for the years ended February 3, 2024 and January 28, 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Overview.”
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
Our network of distribution centers is strategically located throughout the United States to support our stores. As of February 3, 2024, we operated 25 distribution centers in the United States occupying a total of 23.2 million square feet, 15 of which are primarily dedicated to serving our Dollar Tree stores and ten of which serve our Family Dollar stores. Except for 0.4 million square feet of our distribution center in San Bernardino, California and short-term leases for offsite facilities, all of our distribution center capacity is owned.
Each of our distribution centers use advanced material handling equipment, warehouse management systems, and radio frequency to track our inventory and ensure efficient operations. With the exception of three of our facilities, each of our distribution centers in the United States also contains automated conveyor and sorting systems. Significant investments are underway to improve climate control conditions in our distribution centers.
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
Item 3. Legal Proceedings
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes, as well as trade, regulatory and other claims related to our business. For information regarding legal proceedings in which we are involved, please see Note 5 to our consolidated financial statements under the caption “Contingencies.” For a further description of certain of these matters and their impact, see “Item 1A. Risk Factors”: “Legal proceedings may adversely affect our reputation, business, results of operations or financial condition” on page 18 and “Our failure to comply with applicable law, or to adequately respond to changes to such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us” on page 19.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market® under the symbol “DLTR.” As of March 18, 2024, we had 2,045 shareholders of record.
Issuer Purchases of Equity Securities
We periodically repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. Under the existing Board repurchase authorization, we may repurchase up to $2.5 billion of our common stock in open market or privately negotiated transactions with financial institutions. The repurchase authorization does not have an expiration date.
We repurchased 3,905,599, 4,613,696 and 9,156,898 shares of common stock on the open market at a cost of $504.3 million, $647.5 million and $950.0 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The fiscal 2023 share repurchases occurred prior to the fourth quarter and the cost incurred includes the applicable excise tax. As of February 3, 2024, we had $1.35 billion remaining under our existing $2.5 billion Board repurchase authorization.
Stockholder Matters
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. We do not anticipate paying cash dividends on our common stock in fiscal 2024.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended February 3, 2024, compared with the cumulative total returns of the S&P 500 Index and the S&P 500 Consumer Discretionary Distribution & Retail Index. The comparison assumes that $100 was invested in our common stock and in each of the foregoing indices at the market close on the last trading day of the fiscal year ended February 2, 2019, and that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Year Ended
	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024
Dollar Tree, Inc.	$100.00	$90.05	$105.14	$132.89	$155.52	$143.46
S&P 500 Index	100.00	121.68	142.67	175.90	161.45	195.06
S&P 500 Consumer Discretionary Distribution & Retail Index	100.00	117.54	166.19	180.56	147.66	190.67
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of Form 10-K generally discusses fiscal 2023 and fiscal 2022 events and results, and year-to-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
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
Overview
We are a leading operator of more than 16,700 retail discount stores and we conduct our operations through two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at $3, $4 and $5 price points. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores. Second is the performance of stores once they are open which can be impacted by a number of factors including operational performance, competition, inflation and changes in the product assortment, pricing, or quality. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded, relocated or remodeled during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. Stores that have been re-bannered (i.e., Family Dollar stores converted to Dollar Tree stores, or vice versa) are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand. Sales that are excluded from the calculation of comparable store net sales are referred to as non-comparable store sales and consist of sales from new stores open fifteen months or less and stores that are closed permanently or expected to be closed for more than 90 days.
Annual Results
Financial highlights for the fiscal year ended February 3, 2024, as compared to the fiscal year ended January 28, 2023, include:
•Net sales increased 8.0% to $30,581.6 million, due to a 4.6% enterprise-wide comparable store net sales increase and net sales of $1,184.5 million at non-comparable stores. The 53rd week in fiscal 2023 accounted for $559.3 million of the total net sales increase.
•Gross profit increased 4.3% to $9,309.6 million as a result of our net store growth and the 53rd week. Gross profit, as a percentage of net sales, decreased 110 basis points to 30.4%, primarily due to higher shrink, distribution and markdown costs, partially offset by lower freight costs and occupancy costs. Excluding $86.2 million of distribution and markdown costs related to the store portfolio optimization review, gross profit, as a percentage of net sales, decreased 80 basis points.
•Selling, general and administrative expenses increased $3,514.5 million or 52.5%, primarily due to a $1,069.0 million non-cash goodwill impairment charge, a $950.0 million non-cash trade name impairment charge, a $503.9 million non-cash store asset impairment charge, and $56.7 million in DC 202-related litigation charges. Selling, general and administrative expenses, as a percentage of total revenues, increased 980 basis points to 33.4%. Excluding the impairment and litigation charges noted above, selling, general and administrative expenses, as a percentage of total revenues, increased 125 basis points primarily due to higher store-based payroll expenses, unfavorable development of general liability claims, and higher repairs and maintenance expenses.
•Operating income (loss) was ($881.8) million and as a percentage of total revenues, decreased 1,080 basis points to (2.9)% primarily due to the current year impairments and litigation charges noted above. Excluding the impairments and litigation charges, the operating income (loss), as a percentage of total revenues, decreased 210 basis points.
•The effective tax rate decreased to (1.0)% compared to 23.5% in the prior year primarily due to the current year goodwill impairment charge which is not tax deductible.
•Net income (loss) was ($998.4) million, or ($4.55) per diluted share, compared to $1,615.4 million, or $7.21 per diluted share.

At February 3, 2024, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened in fiscal 2023 was approximately 9,300 selling square feet for the Dollar Tree segment and 9,360 selling square feet for the Family Dollar segment. A breakdown of store counts and square footage by segment for the years ended February 3, 2024 and January 28, 2023 is as follows:

	Year Ended
	February 3, 2024			January 28, 2023
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,134	8,206	16,340	8,061	8,016	16,077
New stores	333	308	641	131	333	464
Re-bannered stores	15	(15)	—	(5)	9	4
Closings	(67)	(140)	(207)	(53)	(152)	(205)
Ending	8,415	8,359	16,774	8,134	8,206	16,340
Relocations	31	89	120	28	92	120

Selling Square Feet (in millions):
Beginning	70.5	61.6	132.1	69.7	59.2	128.9
New stores	3.1	2.9	6.0	1.1	3.1	4.2
Re-bannered stores	0.1	(0.1)	—	—	0.1	0.1
Closings	(0.6)	(1.0)	(1.6)	(0.4)	(1.1)	(1.5)
Relocations	—	0.3	0.3	0.1	0.3	0.4
Ending	73.1	63.7	136.8	70.5	61.6	132.1
Stores are included as re-banners when they close or open, respectively. During the fourth quarter of fiscal 2023, we initiated a comprehensive store portfolio optimization review, including identifying stores as candidates for closure, re-bannering, or relocation. See the “Strategic Initiatives and Recent Developments” section below and Note 16 to our consolidated financial statements for additional detail.
Fiscal 2023 ended on February 3, 2024 and included 53 weeks, commensurate with the retail calendar. The 53rd week in fiscal 2023 added approximately $559.3 million in sales. Fiscal 2022 and fiscal 2021 which ended on January 28, 2023 and January 29, 2022, respectively, each included 52 weeks.
The percentage change in comparable store net sales for the fiscal year ended February 3, 2024, as compared with the preceding year, is as follows, based on a 53-week comparison for both years:

	Year Ended February 3, 2024
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	4.6%	5.4%	(0.8)%
Dollar Tree Segment	5.8%	7.4%	(1.5)%
Family Dollar Segment	3.2%	2.5%	0.7%
Comparable store net sales are positively affected by our expanded, relocated and remodeled stores, which we include in the calculation, and are negatively affected when we open new stores, re-banner stores or expand stores near existing stores.
Net sales per selling square foot is calculated based on total net sales for the preceding 12 months as of the end of the reporting period divided by the average selling square footage during the period. Selling square footage excludes the storage, receiving and office space that generally occupies approximately 20% of the total square footage of our stores. We believe that net sales per selling square foot more accurately depicts the productivity and operating performance of our stores as it reflects the portion of our footprint that is dedicated to selling merchandise. Net sales per selling square foot for the 53 weeks ended February 3, 2024 and the 52 weeks ended January 28, 2023 and January 29, 2022 is as follows:

	53 Weeks Ended			52 Weeks Ended
	February 3, 2024			January 28, 2023			January 29, 2022
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Net sales per selling square foot	$234	$220	$227	$220	$214	$217	$203	$212	$207
The 53rd week in fiscal 2023 contributed $4 to the total net sales per selling square foot. See our “Strategic Initiatives and Recent Developments” below for more information on the initiatives that are driving our comparable store net sales growth and net sales per selling square foot growth.
Strategic Initiatives and Recent Developments
We continue to execute on a number of strategic initiatives across the Dollar Tree and Family Dollar banners to drive productive sales growth, improve operating efficiency, invest in technology, and expand our culture of service to our associates. These initiatives include, among others, the following:
Dollar Tree Merchandising. We continue to expand our brand assortment at the $1.25 price point to provide greater value to our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with the introduction of $3 and $5 Dollar Tree Plus product in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product. We are currently taking actions to improve operating efficiencies and prepare for expanded multi-price products within our stores, including raising shelf heights, implementing space productivity, and rightsizing assortments.
Family Dollar Merchandising and Store Portfolio Optimization Review. Our store design initiatives at Family Dollar provide significantly improved merchandise offerings and establish a minimum number of cooler doors. We tailor space and assortment to local demographics with emerging formats including H2.5, our primary store format with optimized layout and expanded frozen and refrigerated doors; larger rural stores where assortments may include Dollar Tree product; and XSB (Extra Small Box), which adds elements of H2.5 optimized to our smaller stores, particularly in urban markets. As of February 3, 2024, we have more than 1,890 stores across these three formats.
Across all of Family Dollar’s formats we are expanding our SKUs, continuing to add cooler doors, increasing our standard shelf profile, and implementing planogram and category resets. We continue to introduce new private brands at Family Dollar, convert control brands to private brands and align our “Family” brand message across key categories.
Additionally, during the fourth quarter of fiscal 2023, we announced that we had initiated a comprehensive store portfolio optimization review which involved identifying stores for closure, relocation or re-bannering based on an evaluation of current market conditions and individual store performance, among other factors. As a result of this portfolio optimization review, we plan to close approximately 970 underperforming Family Dollar stores, including approximately 600 stores to be closed in the first half of fiscal 2024, and approximately 370 stores to be closed at the end of each store's current lease term. Additionally, we identified approximately 30 underperforming Dollar Tree stores for closure and plan to close each store at the end of the store's current lease term.
In connection with the store portfolio optimization review, we incurred $503.9 million of non-cash impairment charges which are included in “Selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations, comprised of $152.2 million of property, plant and equipment impairment charges and $351.7 million of operating lease right-of-use asset impairment charges. In addition, we recorded $80.6 million of inventory markdowns and $5.6 million of capitalized distribution cost impairment within “Cost of sales” in the accompanying Consolidated Statements of Operations for the stores expected to close in the first half of fiscal 2024. We also incurred $4.3 million in third party consulting fees related to the portfolio optimization review which are included in “Selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations. See Note 16 to our consolidated financial statements for more information.
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
Supply Chain Optimization. Our supply chain initiatives include enhancing our distribution and transportation network, including investments in our trucking fleet, transportation management systems, a new distribution center with enhanced automation to improve efficiency, and a new RotaCart delivery process to streamline the truck unloading and store delivery process. Significant investments are also underway to improve climate control conditions in our distribution centers.

Technology Investment. We continue our multi-year plan for significant investment in our technology across our business, including our store network and point-of-sale, merchandising and supply chain. We believe these improvements can promote operational efficiencies and deliver an elevated customer experience.
Results of Operations
Our results of operations and year-over-year changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate, operating income (loss) margin and net income (loss) margin are calculated by dividing the applicable amount by total revenue. Basis points, as referred to below, are a percentage of net sales for expense categories within gross profit, and are a percentage of total revenue for all other expense categories. A 100 basis point increase equals 1.00% and a 1 basis point increase equals 0.01%.
The following table contains results of operations data for the years ended February 3, 2024, January 28, 2023 and January 29, 2022:

	Year Ended
(in millions, except percentages)	February 3, 2024	January 28, 2023	January 29, 2022
Revenues
Net sales	$30,581.6	$28,318.2	$26,309.8
Other revenue	22.2	13.5	11.4
Total revenue	30,603.8	28,331.7	26,321.2
Expenses
Cost of sales	21,272.0	19,396.3	18,583.9
Selling, general and administrative expenses, excluding Goodwill impairment	9,144.6	6,699.1	5,925.9
Goodwill impairment	1,069.0	—	—
Selling, general and administrative expenses	10,213.6	6,699.1	5,925.9
Operating income (loss)	(881.8)	2,236.3	1,811.4
Interest expense, net	106.8	125.3	178.9
Other expense, net	0.1	0.4	0.3
Income (loss) before income taxes	(988.7)	2,110.6	1,632.2
Provision for income taxes	9.7	495.2	304.3
Net income (loss)	$(998.4)	$1,615.4	$1,327.9

Gross profit margin	30.4%	31.5%	29.4%
Selling, general and administrative expense rate	33.4%	23.6%	22.5%
Operating income (loss) margin	(2.9)%	7.9%	6.9%
Interest expense as a percentage of total revenue	0.3%	0.4%	0.7%
Income (loss) before income taxes as percentage of total revenue	(3.2)%	7.4%	6.2%
Effective tax rate	(1.0)%	23.5%	18.6%
Net income (loss) margin	(3.3)%	5.7%	5.0%
Net Sales

	Year Ended			Percentage Change
(dollars in millions)	February 3, 2024	January 28, 2023	January 29, 2022	Fiscal 2023 vs. Fiscal 2022
Net sales	$30,581.6	$28,318.2	$26,309.8	8.0%
Comparable store net sales change	4.6%	5.9%	1.1%
The increase in net sales from fiscal 2022 to fiscal 2023 was a result of the comparable store net sales increases in the Dollar Tree and Family Dollar segments, and net sales of $1,184.5 million at non-comparable stores. The 53rd week in fiscal 2023 accounted for $559.3 million of the total net sales increase.

Enterprise comparable store net sales increased 4.6% in fiscal 2023, as a result of a 5.4% increase in customer traffic, partially offset by a 0.8% decrease in average ticket. This increase is based on a 53-week comparison for both periods. Comparable store net sales increased 5.8% in the Dollar Tree segment and increased 3.2% in the Family Dollar segment.
Gross Profit

	Year Ended			Percentage Change
(dollars in millions)	February 3, 2024	January 28, 2023	January 29, 2022	Fiscal 2023 vs. Fiscal 2022
Gross profit	$9,309.6	$8,921.9	$7,725.9	4.3%
Gross profit margin	30.4%	31.5%	29.4%	(1.1)%
The decrease in gross profit margin from fiscal 2022 to fiscal 2023 was a result of the net of the following:
•Shrink costs increased approximately 55 basis points primarily due to unfavorable physical inventory results.
•Distribution costs increased approximately 40 basis points primarily due to a higher amount of costs capitalized during the prior year resulting from increasing inventory levels in both the Dollar Tree and Family Dollar segments during that period, and higher distribution center payroll costs recognized during the current year in the Dollar Tree segment.
•Merchandise cost, which includes freight, increased approximately 30 basis points primarily due to re-investment in value-product assortments during the current year after transitioning to the $1.25 price point during the prior year at Dollar Tree, and cost increases due to inflation; as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Markdowns increased approximately 15 basis points primarily due to $80.6 million of inventory reserves for the approximately 600 Family Dollar stores that are projected to close in the first half of fiscal 2024 as a result of the store portfolio optimization review. This increase was partially offset by increased markdown allowances on the Family Dollar segment and higher clearance markdowns during the prior year on the Dollar Tree segment in connection with the transition to a higher value assortment at the $1.25 price point.
•Occupancy costs decreased approximately 30 basis points primarily due to leverage from the comparable store net sales increase and leverage from the 53rd week of sales in the current year.
We expect continued pressure on gross profit margin due to unfavorable shrink results in the near term.
Selling, General and Administrative Expenses

	Year Ended			Percentage Change
(dollars in millions)	February 3, 2024	January 28, 2023	January 29, 2022	Fiscal 2023 vs. Fiscal 2022
Selling, general and administrative expenses	$10,213.6	$6,699.1	$5,925.9	52.5%
Selling, general and administrative expense rate	33.4%	23.6%	22.5%	9.8%
The increase in the selling, general and administrative expense rate from fiscal 2022 to fiscal 2023 was primarily due to a $1,069.0 million non-cash goodwill impairment charge, a $950.0 million non-cash trade name impairment charge, and a $503.9 million non-cash store asset impairment charge recorded in fiscal 2023 as further discussed in Note 15 and Note 16 to our consolidated financial statements. All of the impairment charges were in the Family Dollar reporting unit with the exception of $10.8 million of store asset impairment charges in the Dollar Tree reporting unit. In addition, there were $56.7 million in DC 202-related litigation charges in the Family Dollar reporting unit during fiscal 2023. Excluding the goodwill, trade name, and store asset impairment charges and the DC 202-related litigation charges noted above, the selling, general and administrative expense rate increased 125 basis points in fiscal 2023 as a result of the following:
•Payroll expenses increased approximately 70 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.

•Other selling, general and administrative expenses increased approximately 40 basis points primarily due to unfavorable development of general liability claims, increases in professional fees, and higher information technology system costs, partially offset by Family Dollars’ prior year long-lived asset impairments. During fiscal 2023, general liability claims began to develop and pay out at amounts significantly higher than anticipated. As a result, we increased our actuarially determined general liability accruals which led to an approximately 25 basis point increase in our general liability expenses. See the “Critical Accounting Estimates and Assumptions” later in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the calculation of our Self-Insurance Liabilities.
•Store facility costs increased approximately 10 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, partially offset by leverage from the comparable store net sales increase.
•Depreciation and amortization expense increased approximately 5 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase and leverage from the 53rd week of sales in the current year.
Operating Income (Loss)

	Year Ended			Percentage Change
(dollars in millions)	February 3, 2024	January 28, 2023	January 29, 2022	Fiscal 2023 vs. Fiscal 2022
Operating income (loss)	$(881.8)	$2,236.3	$1,811.4	(139.4)%
Operating income (loss) margin	(2.9)%	7.9%	6.9%	(10.8)%
Operating income (loss) margin decreased to (2.9)% in fiscal 2023 compared to 7.9% in fiscal 2022, resulting from the decrease in gross profit margin and the increase in the selling, general and administrative expense rate, as described above. Excluding the goodwill, trade name, and store asset impairment charges and the DC 202-related litigation charges, operating income margin decreased 210 basis points in fiscal 2023 compared to fiscal 2022.
Interest Expense, Net

	Year Ended			Percentage Change
(dollars in millions)	February 3, 2024	January 28, 2023	January 29, 2022	Fiscal 2023 vs. Fiscal 2022
Interest expense, net	$106.8	$125.3	$178.9	(14.8)%
Interest expense, net decreased $18.5 million in fiscal 2023 compared to the prior year, resulting from higher interest income on investments.
Provision for Income taxes

	Year Ended			Percentage Change
(dollars in millions)	February 3, 2024	January 28, 2023	January 29, 2022	Fiscal 2023 vs. Fiscal 2022
Provision for income taxes	$9.7	$495.2	$304.3	(98.0)%
Effective tax rate	(1.0)%	23.5%	18.6%	(24.5)%
The effective tax rate for fiscal 2023 was (1.0)% compared to 23.5% for fiscal 2022, resulting primarily from the current year goodwill impairment charge which is not tax deductible.
Segment Information
We operate more than 16,700 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income (loss). The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income (loss), as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and other consists primarily of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments. The Family Dollar segment operating income (loss) includes advertising revenue, which is a component of “Other revenue” in the accompanying Consolidated Statements of Operations.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	Year Ended			Percentage Change
(dollars in millions)	February 3, 2024	January 28, 2023	January 29, 2022	Fiscal 2023 vs. Fiscal 2022
Net sales	$16,770.3	$15,405.7	$13,922.1	8.9%
Gross profit	6,008.9	5,775.5	4,603.6	4.0%
Gross profit margin	35.8%	37.5%	33.1%	(1.7)%
Operating income	$2,278.8	$2,536.0	$1,607.0	(10.1)%
Operating income margin	13.6%	16.5%	11.5%	(2.9)%
Net sales for the Dollar Tree segment increased $1,364.6 million, or 8.9%, in fiscal 2023 compared to fiscal 2022 due to an increase in comparable store net sales of 5.8%, and net sales of $467.1 million from non-comparable stores. The 53rd week in fiscal 2023 accounted for $307.0 million of the total net sales increase. Customer traffic increased 7.4% and average ticket decreased 1.5% in fiscal 2023 based on a 53-week comparison for both periods.
Gross profit margin for the Dollar Tree segment decreased to 35.8% in fiscal 2023 from 37.5% in fiscal 2022. The decrease is due to the net of the following:
•Merchandise cost, which includes freight, increased approximately 85 basis points primarily due to re-investment in value-product assortments during the current year after transitioning to the $1.25 price point during the prior year and cost increases due to inflation; as well as higher sales of lower margin consumable merchandise, partially offset by lower freight costs.
•Distribution costs increased approximately 65 basis points primarily due to a higher amount of costs capitalized during the prior year resulting from increasing inventory levels during that period, and higher distribution center payroll costs recognized during the current year.
•Shrink costs increased approximately 55 basis points primarily due to unfavorable physical inventory results.
•Markdowns decreased approximately 5 basis points primarily due to higher clearance markdowns during the prior year in connection with the transition to a higher value assortment at the $1.25 price point.
•Occupancy costs decreased approximately 30 basis points primarily due to leverage from the comparable store net sales increase and leverage from the 53rd week of sales in the current year.
Operating income margin for the Dollar Tree segment decreased to 13.6% in fiscal 2023 from 16.5% in fiscal 2022 as a result of the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 22.2% in fiscal 2023 compared to 21.0% in fiscal 2022 as a result of the following:
•Payroll expenses increased approximately 65 basis points primarily due to wage investments and minimum wage increases in store payroll, partially offset by leverage from the comparable store net sales increase.
•Other selling, general and administrative expenses increased approximately 30 basis points primarily due to unfavorable development of general liability claims. During fiscal 2023, general liability claims began to develop and pay out at amounts significantly higher than anticipated. As a result, we increased our actuarially determined general liability accruals which led to an approximately 25 basis point increase in our general liability expenses. See the “Critical Accounting Estimates and Assumptions” later in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the calculation of our Self-Insurance Liabilities.

•Store facility costs increased approximately 25 basis points primarily due to higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, partially offset by leverage from the comparable store net sales increase.

•Depreciation and amortization expense was unchanged as a percentage of total revenue, as capital expenditures related to store renovations and improvements were offset by leverage from the comparable store net sales increase and leverage from the 53rd week of sales in the current year.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	Year Ended			Percentage Change
(dollars in millions)	February 3, 2024	January 28, 2023	January 29, 2022	Fiscal 2023 vs. Fiscal 2022
Net sales	$13,811.3	$12,912.5	$12,387.7	7.0%
Gross profit	3,300.7	3,146.4	3,122.3	4.9%
Gross profit margin	23.9%	24.4%	25.2%	(0.5)%
Operating income (loss)	$(2,663.5)	$127.5	$543.1	(2,189.0)%
Operating income (loss) margin	(19.3)%	1.0%	4.4%	(20.3)%
Net sales for the Family Dollar segment increased $898.8 million, or 7.0%, in fiscal 2023 compared to fiscal 2022 due to a comparable store net sales increase of 3.2%, and net sales of $717.5 million at non-comparable stores. The 53rd week in fiscal 2023 accounted for $252.3 million of the total net sales increase. Customer traffic increased 2.5% and average ticket increased 0.7% in fiscal 2023 based on a 53-week comparison for both periods.
Gross profit margin for the Family Dollar segment decreased to 23.9% in fiscal 2023 compared to 24.4% in fiscal 2022. The decrease is due to the net of the following:
•Shrink costs increased approximately 60 basis points primarily due to unfavorable physical inventory results.
•Markdowns increased approximately 35 basis points primarily resulting from $80.6 million of inventory reserves for the approximately 600 Family Dollar stores that are projected to close in the first half of fiscal 2024 as a result of the store portfolio optimization review. This increase was partially offset by increased markdown allowances.
•Distribution costs increased approximately 10 basis points primarily due to a higher amount of costs capitalized in the prior year resulting from increasing inventory levels during that period.
•Occupancy costs decreased approximately 25 basis points primarily due to leverage from the comparable store net sales increase and leverage from the 53rd week of sales in the current year.
•Merchandise cost, which includes freight, decreased approximately 30 basis points primarily due to lower freight costs, partially offset by cost increases and higher sales of lower margin consumable merchandise.
Operating income (loss) margin for the Family Dollar segment decreased to (19.3)% in fiscal 2023 from 1.0% in fiscal 2022 resulting from the gross profit margin decrease noted above and an increase in the selling, general and administrative expense rate. The selling, general and administrative expense rate increased to 43.2% in fiscal 2023 from 23.4% in fiscal 2022 primarily due to a $1,069.0 million non-cash goodwill impairment charge, a $950.0 million non-cash trade name impairment charge, and a $493.1 million non-cash store asset impairment charge recorded in fiscal 2023 as further discussed in Note 15 and Note 16 to our consolidated financial statements. In addition, there were $56.7 million in DC 202-related litigation charges in the Family Dollar reporting unit during fiscal 2023. Excluding the goodwill, trade name, and store asset impairment charges and the DC 202-related litigation charges noted above, the selling, general and administrative expense rate increased 120 basis points in fiscal 2023 as a result of the following:
•Payroll expenses increased approximately 75 basis points primarily due to wage investments and minimum wage increases in store payroll.
•Store facility costs increased approximately 30 basis points primarily due to an increase in repairs and maintenance expenses as we focus on store conditions for our customers and associates, partially offset by higher costs in the prior year associated with a product recall related to issues at DC 202.

•Other selling, general and administrative expenses increased approximately 10 basis points primarily due to unfavorable development of general liability claims, partially offset by prior year long-lived asset impairments. During fiscal 2023, general liability claims began to develop and pay out at amounts significantly higher than anticipated. As a result, we increased our actuarially determined general liability accruals which led to an approximately 20 basis point increase in our general liability expenses. See the “Critical Accounting Estimates and Assumptions” later in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the calculation of our Self-Insurance Liabilities.
•Depreciation and amortization expense increased approximately 5 basis points primarily due to capital expenditures related to store renovations and improvements, partially offset by leverage from the comparable store net sales increase and leverage from the 53rd week of sales in the current year.
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
The following table compares cash flow-related information for the years ended February 3, 2024, January 28, 2023 and January 29, 2022:

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Net cash provided by (used in):
Operating activities	$2,684.5	$1,614.8	$1,431.5
Investing activities	(2,107.6)	(1,253.8)	(1,019.9)
Financing activities	(530.0)	(686.8)	(836.5)
Operating Activities
Net cash provided by operating activities increased $1,069.7 million in fiscal 2023 compared to fiscal 2022 primarily due to improving inventory levels, partially offset by lower current year earnings, net of non-cash items. Inventory decreased $335.6 million during fiscal 2023 compared to an increase of $1,085.4 million during fiscal 2022.
Investing Activities
Net cash used in investing activities increased $853.8 million in fiscal 2023 compared with fiscal 2022 due to higher capital expenditures in the current year.
Financing Activities
Net cash used in financing activities decreased $156.8 million in fiscal 2023 compared to fiscal 2022 primarily due to lower payments for stock repurchases in the current year.
For detail on our long-term and short-term borrowings and other commitments, refer to the discussion of “Funding Requirements” below, as well as Note 5 and Note 6 to our consolidated financial statements.
Share Repurchases
We repurchased 3,905,599, 4,613,696 and 9,156,898 shares of common stock on the open market in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, for $504.3 million, $647.5 million and $950.0 million, respectively. At February 3, 2024, we had $1.35 billion remaining under our existing $2.5 billion Board repurchase authorization.

Funding Requirements
We expect our cash needs for opening new stores and expanding existing stores in fiscal 2024 to total approximately $650.0 million to $675.0 million, which includes capital expenditures, initial inventory and pre-opening costs. Our total estimated capital expenditures for fiscal 2024 are approximately $2.1 billion to $2.3 billion, including planned expenditures for our new and expanded stores, store renovations, supply chain and information technology investments, and other property improvements. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the foreseeable future from net cash provided by operations, our commercial paper program and borrowings under our credit facilities.
Our material contractual obligations consist of long-term and short-term borrowings and related interest payments and operating lease obligations. Additionally, we have commitments related to ocean shipping contracts, software license and support agreements, telecommunication services and store technology assets and maintenance for our stores. Other commitments include letters of credit for imported merchandise, standby letters of credit that serve as collateral for our large-deductible insurance programs and surety bonds that serve as collateral for utility payments at our stores and self-insured insurance programs. For additional information regarding these obligations, including amounts outstanding at February 3, 2024, refer to Note 5, Note 6 and Note 7 to our consolidated financial statements.
Critical Accounting Estimates and Assumptions
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results could be significantly different from these estimates. Following is a discussion of the estimates that we consider critical.
Inventory Valuation
As discussed in Note 2 to our consolidated financial statements under the caption “Merchandise Inventories,” inventories at the distribution centers are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.
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
Our accrual for shrink is based on the shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at February 3, 2024 is based on estimated shrink for most of fiscal 2023, including the fourth quarter. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described and, historically, these adjustments have not been material.
Our management believes that our application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market each year on a consistent basis.

Self-Insurance Liabilities
The liabilities related to our self-insurance programs for workers’ compensation, general liability and auto are estimates that require judgment and the use of assumptions. Semiannually, we obtain third-party actuarial valuations to aid in valuing these liabilities and in determining the amount to accrue during the year. These actuarial valuations are estimates based on our claims experience for current and prior periods, exposure and severity factors, historical loss development factors, and other actuarial assumptions and the related accruals are adjusted as management’s estimates change.
Management’s estimate for self-insurance liabilities could vary from the ultimate loss sustained given the difficulty in predicting future events; however, historically, the net total of these differences has not had a material effect on our financial condition or results of operations. Our self-insurance liabilities associated with workers’ compensation, general liability and auto are recorded within “Other current liabilities” and “Other liabilities” in the Consolidated Balance Sheets and amounted to $363.5 million and $318.2 million at February 3, 2024 and January 28, 2023, respectively. The increase was primarily due to general liability claims beginning to develop and pay out at amounts significantly higher than anticipated, resulting in higher actuarially determined accruals.
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
For purposes of our goodwill impairment evaluation, the reporting units are Family Dollar, Dollar Tree and Dollar Tree Canada. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. We have the option to initially perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying amount. Alternatively, we may bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. In connection with the fiscal 2023 annual impairment evaluation, management’s qualitative assessment indicated that it was more likely than not that the fair value of the Family Dollar reporting unit was less than its carrying value. There were no indicators that the fair value of the Dollar Tree or Dollar Tree Canada reporting units were less than their carrying value. Therefore, management performed a quantitative assessment of both the Family Dollar goodwill and trade name.
We estimate the fair value using a combination of a market multiple method and a discounted cash flow method. Under the market multiple approach, we estimate a fair value based on comparable companies’ market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted for a control premium. Under the discounted cash flow approach, we project future cash flows which are discounted using a weighted-average cost of capital analysis that reflects current market conditions, adjusted for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows), in arriving at the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
The Family Dollar goodwill and trade name comprise a substantial portion of our goodwill and indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar goodwill and trade name impairment evaluations is critical. The computations require management to make estimates and assumptions and actual results may differ significantly, particularly if there are significant adverse changes in the operating environment. Critical assumptions that are used as part of a quantitative Family Dollar goodwill evaluation include:
•The potential future revenue, EBITDA and cash flows of the reporting unit. The projections use management’s assumptions about economic and market conditions over the projected period as well as our estimates of future performance and reporting unit revenue, gross margin, expenses and other factors. The resulting revenue, EBITDA and cash flow estimates are based on our most recent business operating plans, and various growth rates are assumed for years beyond the current business plan period. These operating plans include anticipated investments in associate wages, improved store execution, enhanced safety and working conditions, increased supply chain efficiencies, competitive pricing, and enhancements to our technology infrastructure. We believe that the assumptions, estimates and rates used in our fiscal 2023 impairment evaluations are reasonable; however, variations in the assumptions, estimates and rates could result in significantly different estimates of fair value.
•Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for our Family Dollar reporting unit. The weighted-average cost of capital used to discount the cash flows for our evaluation was 10.5% for our fiscal 2023 analysis.

Our evaluation of goodwill resulted in an impairment charge of $1,069.0 million in fiscal 2023 related to the Family Dollar reporting unit. Our evaluation of goodwill did not result in impairment charges being recorded in fiscal 2022 or fiscal 2021. The fiscal 2023 goodwill impairment was driven primarily by the Family Dollar reporting unit’s below plan performance, management’s store portfolio optimization review and the continued refinement of our transformational strategies which impact long-term growth rates between the segments.
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
Our evaluation of the Family Dollar trade name resulted in an impairment charge of $950.0 million in fiscal 2023. Our evaluation of the Family Dollar trade name did not result in impairment charges being recorded during fiscal 2022 or fiscal 2021. The fiscal 2023 trade name impairment was driven primarily by a decrease in the royalty rate assumption based on lower future growth rates and operating income margin assumptions for the Family Dollar reporting unit.
For additional information related to goodwill and indefinite-lived intangible assets, including the related impairment evaluations, refer to Note 2 to our consolidated financial statements under the caption “Goodwill and Nonamortizing Intangible Assets” and Note 15. For additional information related to uncertainties associated with the key assumptions and any potential events and/or circumstances that could have a negative effect on the key assumptions, please refer to “Item 1A. Risk Factors” and elsewhere within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our assumptions and related estimates change in the future, we may be required to record impairment charges against earnings in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.
Summary of Significant Accounting Policies
Refer to Note 2 to our consolidated financial statements for a summary of our significant accounting policies and our assessment of recently issued accounting standards.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our revolving credit facility and borrowings under our commercial paper program. At February 3, 2024, there were no borrowings outstanding under the revolving credit facility or the commercial paper program.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of estimated self-insurance liability
As discussed in Note 2 to the consolidated financial statements, the Company considers actuarial assumptions to estimate its self-insurance liability. As of February 3, 2024, the Company recorded an estimated liability of $363.5 million.
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
Trade name intangible asset and goodwill impairment
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company performs trade name intangible asset and goodwill impairment testing on an annual basis and when events and changes in circumstances indicate possible impairment of these assets. To estimate the fair value of the Family Dollar trade name intangible asset (Family Dollar trade name), the Company uses the relief-from-royalty method. To estimate the fair value of the Family Dollar reporting unit for its impairment testing of goodwill (Family Dollar goodwill), the Company uses a combination of a market multiple method and a discounted cash flow method. The impairment charges for the year ended February 3, 2024 were $950.0 million for the Family Dollar trade name and $1,069.0 million for the Family Dollar goodwill.
We identified the evaluation of the Company’s impairment testing of the Family Dollar trade name and goodwill as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the key assumptions used to estimate the fair value of the Family Dollar trade name, specifically the revenue growth rates, discount rate, and company-specific royalty rate, as well as the fair value of the Family Dollar reporting unit, specifically the revenue growth rates and discount rate. Minor changes to these assumptions could have had a significant effect on the fair values determined and the resulting assessment of the carrying value of the Family Dollar trade name and goodwill.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the goodwill and intangible asset impairment process, including controls related to the determination and development of the identified assumptions. We assessed the Company’s ability to forecast by comparing the Company’s historical forecasts to actual results. We evaluated the revenue growth rates by comparing them to historical results and performing sensitivity analyses. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the revenue growth rates by comparing them to publicly available market data for comparable companies
•assessing the discount rates by comparing them to a range of discount rates developed using publicly available market data for comparable companies
•assessing the company-specific royalty rate by comparing it to publicly available market data for comparable licensing agreements.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.

Virginia Beach, Virginia
March 20, 2024

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in millions, except per share data)	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$30,581.6	$28,318.2	$26,309.8
Other revenue	22.2	13.5	11.4
Total revenue	30,603.8	28,331.7	26,321.2
Cost of sales	21,272.0	19,396.3	18,583.9
Selling, general and administrative expenses, excluding Goodwill impairment	9,144.6	6,699.1	5,925.9
Goodwill impairment	1,069.0	—	—
Selling, general and administrative expenses	10,213.6	6,699.1	5,925.9
Operating income (loss)	(881.8)	2,236.3	1,811.4
Interest expense, net	106.8	125.3	178.9
Other expense, net	0.1	0.4	0.3
Income (loss) before income taxes	(988.7)	2,110.6	1,632.2
Provision for income taxes	9.7	495.2	304.3
Net income (loss)	$(998.4)	$1,615.4	$1,327.9
Basic net income (loss) per share of common stock	$(4.55)	$7.24	$5.83
Diluted net income (loss) per share of common stock	$(4.55)	$7.21	$5.80

Weighted average common shares outstanding:
Basic	219.5	223.2	227.9
Diluted	219.5	224.1	229.0

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Net income (loss)	$(998.4)	$1,615.4	$1,327.9

Foreign currency translation adjustments	(2.4)	(6.0)	—

Total comprehensive income (loss)	$(1,000.8)	$1,609.4	$1,327.9

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$684.9	$642.8
Merchandise inventories	5,112.8	5,449.3
Other current assets	335.0	275.0
Total current assets	6,132.7	6,367.1
Restricted cash	72.3	68.5
Property, plant and equipment, net of accumulated depreciation of $6,631.4 and $6,025.4, respectively	6,144.1	4,972.2
Operating lease right-of-use assets	6,488.3	6,458.0
Goodwill	913.8	1,983.1
Trade name intangible asset	2,150.0	3,100.0
Deferred tax asset	9.0	15.0
Other assets	113.3	58.2
Total assets	$22,023.5	$23,022.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,513.0	$1,449.6
Accounts payable	2,063.8	1,899.8
Income taxes payable	52.7	58.1
Other current liabilities	1,067.2	817.7
Total current liabilities	4,696.7	4,225.2
Long-term debt, net	3,426.3	3,421.6
Operating lease liabilities, long-term	5,447.6	5,255.3
Deferred income taxes, net	841.1	1,105.7
Income taxes payable, long-term	22.0	17.4
Other liabilities	276.7	245.4
Total liabilities	14,710.4	14,270.6
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 217,907,206 and 221,222,984 shares issued and outstanding at February 3, 2024 and January 28, 2023, respectively	2.2	2.2
Additional paid-in capital	229.9	667.5
Accumulated other comprehensive loss	(43.6)	(41.2)
Retained earnings	7,124.6	8,123.0
Total shareholders’ equity	7,313.1	8,751.5
Total liabilities and shareholders’ equity	$22,023.5	$23,022.1

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 3, 2024, JANUARY 28, 2023, AND JANUARY 29, 2022

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity
Balance at January 30, 2021	233.4	$2.3	$2,138.5	$(35.2)	$5,179.7	$7,285.3
Net income	—	—	—	—	1,327.9	1,327.9
Issuance of stock under Employee Stock Purchase Plan	0.1	—	10.4	—	—	10.4
Exercise of stock options	0.1	—	7.4	—	—	7.4
Stock-based compensation, net	0.7	—	37.5	—	—	37.5
Repurchase of stock	(9.2)	(0.1)	(949.9)	—	—	(950.0)
Balance at January 29, 2022	225.1	2.2	1,243.9	(35.2)	6,507.6	7,718.5
Net income	—	—	—	—	1,615.4	1,615.4
Total other comprehensive loss	—	—	—	(6.0)	—	(6.0)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	9.3	—	—	9.3
Stock-based compensation, net	0.6	—	61.8	—	—	61.8
Repurchase of stock	(4.6)	—	(647.5)	—	—	(647.5)
Balance at January 28, 2023	221.2	2.2	667.5	(41.2)	8,123.0	8,751.5
Net income (loss)	—	—	—	—	(998.4)	(998.4)
Total other comprehensive loss	—	—	—	(2.4)	—	(2.4)
Issuance of stock under Employee Stock Purchase Plan	—	—	9.9	—	—	9.9
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.6	—	56.7	—	—	56.7
Repurchase of stock	(3.9)	—	(500.0)	—	—	(500.0)
Excise tax on repurchase of stock	—	—	(4.3)	—	—	(4.3)
Balance at February 3, 2024	217.9	$2.2	$229.9	$(43.6)	$7,124.6	$7,313.1

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Cash flows from operating activities:
Net income (loss)	$(998.4)	$1,615.4	$1,327.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	1,069.0	—	—
Depreciation and amortization	841.0	767.9	716.0
Provision for deferred income taxes	(258.6)	123.0	(23.2)
Stock-based compensation expense	96.7	110.4	79.9
Impairments, excluding goodwill	1,461.5	40.0	4.4
Other non-cash adjustments to net income (loss)	20.7	23.7	15.7
Loss on debt extinguishment	—	—	43.8
Changes in operating assets and liabilities:
Merchandise inventories	335.6	(1,085.4)	(940.4)
Other current assets	(60.1)	(17.9)	(49.9)
Other assets	(55.7)	(6.8)	(2.6)
Accounts payable	164.4	16.8	403.8
Income taxes payable	(5.5)	(24.5)	(3.7)
Other current liabilities	193.0	(2.2)	(36.5)
Other liabilities	35.9	(14.4)	(98.2)
Operating lease right-of-use assets and liabilities, net	(155.0)	68.8	(5.5)
Net cash provided by operating activities	2,684.5	1,614.8	1,431.5
Cash flows from investing activities:
Capital expenditures	(2,101.3)	(1,248.8)	(1,021.2)
Proceeds from governmental grant	—	—	2.9
Payments for fixed asset disposition	(6.3)	(5.0)	(1.6)
Net cash used in investing activities	(2,107.6)	(1,253.8)	(1,019.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of discount	—	—	1,197.4
Principal payments for long-term debt	—	—	(1,000.0)
Debt-issuance and debt extinguishment costs	—	—	(59.3)
Proceeds from revolving credit facility	—	555.0	—
Repayments of revolving credit facility	—	(555.0)	—
Proceeds from commercial paper notes	1,067.9	—	—
Repayments of commercial paper notes	(1,067.9)	—	—
Proceeds from stock issued pursuant to stock-based compensation plans	10.0	9.3	17.8
Cash paid for taxes on exercises/vesting of stock-based compensation	(40.0)	(48.6)	(42.4)
Payments for repurchase of stock	(500.0)	(647.5)	(950.0)
Net cash used in financing activities	(530.0)	(686.8)	(836.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(1.2)	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	45.9	(327.0)	(425.3)
Cash, cash equivalents and restricted cash at beginning of year	711.3	1,038.3	1,463.6
Cash, cash equivalents and restricted cash at end of year	$757.2	$711.3	$1,038.3
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$131.4	$132.2	$176.1
Income taxes	$274.0	$401.3	$363.4
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,893.1	$1,538.3	$1,495.3
Accrued capital expenditures	$138.8	$86.6	$68.3

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Basis of Presentation
Description of Business
Unless otherwise stated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis.
We are a leading operator of discount retail stores in the United States and Canada.
Basis of Presentation
The accompanying consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars.
Fiscal Year
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. References to “fiscal 2023” relate to the 53-week fiscal year ended February 3, 2024. References to “fiscal 2025,” “fiscal 2024,” “fiscal 2022,” and “fiscal 2021” relate to the 52-week fiscal years ended January 31, 2026, February 1, 2025, January 28, 2023, and January 29, 2022, respectively.
Note 2 - Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents at February 3, 2024 and January 28, 2023 includes $304.2 million and $317.2 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. In accordance with Accounting Standards Codification (“ASC”) Topic 305 “Cash and Cash Equivalents,” we consider all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.
Merchandise Inventories
In accordance with ASC Topic 330 “Inventory,” merchandise inventories at our distribution centers are stated at the lower of cost or net realizable value, determined on a weighted-average cost basis. Cost is assigned to store inventories using the retail inventory method on a weighted-average basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $299.8 million and $298.6 million at February 3, 2024 and January 28, 2023, respectively.

Property, Plant and Equipment
In accordance with ASC Topic 360 “Property, Plant and Equipment,” property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	39 to 40 years
Building improvements	20 years
Furniture, fixtures and equipment, software	3 to 15 years
Leasehold improvements	Shorter of remaining lease term or related asset life
Depreciation is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations, with the exception of depreciation related to our merchandising and distribution-related assets which are included in “Cost of sales” in the accompanying Consolidated Statements of Operations.
Capitalized Interest
We capitalize interest on borrowed funds during the construction of certain property and equipment based on our weighted average borrowing rates in place while the projects are in progress. We capitalized $5.9 million, $3.8 million and $1.1 million of interest costs in the years ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively.
Insurance Reserves and Restricted Cash
We utilize a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, general liability and auto. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering claims experience, exposure and severity factors, historical loss development factors, and other actuarial assumptions. Our self-insurance liabilities associated with workers’ compensation, general liability and auto are recorded within “Other current liabilities” and “Other liabilities” in the accompanying Consolidated Balance Sheets and amounted to $363.5 million and $318.2 million at February 3, 2024 and January 28, 2023, respectively.
Dollar Tree Insurance, Inc., a South Carolina-based wholly-owned captive insurance subsidiary of ours, charges the operating subsidiary companies premiums to insure the retained workers’ compensation, general liability and auto exposures. Pursuant to South Carolina insurance regulations, Dollar Tree Insurance, Inc. maintains certain levels of cash and cash equivalents related to its self-insured exposures.
We also maintain certain cash balances related to our insurance programs which are held in trust and restricted as to withdrawal or use. These amounts are reflected in “Restricted cash” in the accompanying Consolidated Balance Sheets and amounted to $72.3 million and $68.5 million at February 3, 2024 and January 28, 2023, respectively.
Lease Accounting
Our lease portfolio primarily consists of leases for our retail store locations, vehicles and trailers, as well as distribution center space and equipment. In accordance with ASC Topic 842 “Leases,” we determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We recognize expense for these leases on a straight-line basis over the lease term. For leases with an initial term in excess of 12 months, we determine the initial classification and measurement of the right-of-use (“ROU”) assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent our right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of future lease payments. Inputs to the calculation of our incremental borrowing rate include the valuations and yields of our outstanding senior notes and their credit spreads over comparable U.S. Treasury rates, adjusted to a collateralized basis by estimating the credit spread improvement that would result from an upgrade of one ratings classification. Most leases include one or more options to renew and the exercise of renewal options is at our sole discretion. We do not include renewal options in our determination of the lease term unless the renewals are deemed to be reasonably certain. Operating lease expense for lease payments not yet paid is recognized on a straight-line basis over the lease term. The operating lease ROU asset is reduced by lease incentives, which has the effect of lowering the operating lease expense. Operating lease ROU assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10 “Property, Plant, and Equipment - Overall,” to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

We have real estate leases that typically include payments related to non-lease components, such as common area maintenance, as well as payments for real estate taxes and insurance which are not considered components of the lease. These payments are generally variable and based on actual costs incurred by the lessor. These costs are expensed as incurred as variable lease costs and excluded for the purpose of calculating the ROU asset and lease liability. A smaller number of real estate leases contain fixed payments for common area maintenance, real estate taxes and insurance. These fixed payments are considered part of the lease payment and included in the ROU asset and lease liability. In addition, certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. These payments are expensed as incurred as variable lease costs. Our lease agreements do not contain any material residual value guarantees or material restrictive financial covenants.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
In accordance with ASC Topic 360, we review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows or other readily available evidence of fair value, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
In fiscal 2023, fiscal 2022 and fiscal 2021, we recorded charges of $511.5 million, $39.9 million and $4.4 million, respectively, to write down certain assets, including $358.7 million, $20.1 million and $3.9 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, to write down operating lease ROU assets. The fiscal 2023 impairment charges include $152.2 million of store asset impairment charges and $351.7 million of operating lease ROU asset impairment charges recorded in connection with the store portfolio optimization review as discussed further in Note 16. Fiscal 2022 includes $14.0 million for West Memphis distribution center asset impairments. These charges are recorded as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations.
Goodwill and Nonamortizing Intangible Assets
Goodwill and nonamortizing intangible assets, including the Family Dollar trade name, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and nonamortizing intangible assets are tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. For both goodwill and nonamortizing intangible assets, we have the option to initially perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. Alternatively, we may bypass the qualitative assessment in any given year and proceed directly to performing the quantitative impairment test. We perform our annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter of each year. Our reporting units are determined in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other.”
When a quantitative impairment test is performed for the Family Dollar trade name, we compare the fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
Subsequent to the evaluation of the Family Dollar trade name for impairment, we evaluate the Family Dollar goodwill for impairment. When a quantitative test is performed, we estimate the fair value of the reporting unit using a combination of a market multiple method and a discounted cash flow method. We recognize goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its estimated fair value, not to exceed the total carrying amount of goodwill allocated to the reporting unit.
During the fourth quarter of fiscal 2023, we recorded a non-cash goodwill impairment charge of $1,069.0 million and a non-cash trade name impairment charge of $950.0 million, both related to the Family Dollar reporting unit. Refer to Note 15 for additional information on the results of the trade name and goodwill impairment tests.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606 "Revenue from Contracts with Customers." Net sales consist of the net sales of merchandise in our stores. Revenue transactions associated with the sale of merchandise comprise a single performance obligation, which consists of the sale of products to customers. Revenue is recognized when we satisfy our performance obligations by transferring control of promised products to our customers, which occurs at a point in time. Sales taxes imposed on our revenues from product sales are presented on a net basis in the accompanying Consolidated Statements of Operations. Gift cards that we issue to customers are recorded as contract liabilities until they are redeemed, at which point revenue is recognized. We record reductions to revenue for discounts and estimated customer returns. Historically, our customer returns have not been material.

Cost of Sales
We include the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.
Vendor Allowances
We receive vendor support in the form of cash payments or allowances through a variety of reimbursements such as purchase discounts, cooperative advertising, markdowns, scandowns and volume rebates. We have agreements with vendors setting forth the specific conditions for each allowance or payment. In accordance with ASC Subtopic 705-20 “Accounting for Consideration Received from a Vendor,” we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.
Pre-Opening Costs
We capitalize certain internal labor costs related to new, expanded, renovated, relocated and re-bannered stores after the project becomes probable and only when the costs are directly attributable to the preparation of the store-related assets for their intended use. We expense all other pre-opening costs related to our stores and distribution centers, as incurred.
Advertising Costs
We expense advertising costs as they are incurred and they are included in “Selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations. Advertising costs, net of cooperative advertising recoveries from vendors, were $109.6 million, $99.5 million and $93.9 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Income Taxes
In accordance with ASC Topic 740 “Income Taxes,” income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change. Deferred tax assets are reduced by valuation allowances when necessary. Assessing whether deferred tax assets are realizable requires significant judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent we believe it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such a determination is made. Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions or obtaining new information on particular tax positions may cause a change to the effective tax rate.
We have made the policy election to record any liability associated with Global Intangible Low Tax Income ("GILTI") in the period in which it is incurred.
We include interest and penalties in the provision for income tax expense and income taxes payable. We do not provide for any penalties associated with tax contingencies unless they are considered probable of assessment.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation,” which requires all stock-based compensation awards granted to be measured at fair value and recognized as an expense in the financial statements over the service period. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as operating cash flows. We use the Black-Scholes option pricing model to estimate the fair market value of stock option awards and grant date fair value for restricted stock units. We use the "simplified method" to estimate the expected life of options, as permitted by accounting guidance. The "simplified method" calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk-free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on our historical average. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period, or a shorter period based on the retirement eligibility of the grantee. Compensation expense for performance-based awards is recorded over the implied requisite service period when achievement of the performance target is deemed probable. We issue new shares upon exercise of stock options and upon vesting of restricted stock units.

Total stock-based compensation expense for fiscal 2023, fiscal 2022 and fiscal 2021 was $96.7 million, $110.4 million and $79.9 million, respectively. Refer to Note 10 for further details on stock-based compensation.
Net Income (Loss) Per Share
In accordance with ASC Topic 260 “Earnings Per Share,” basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income (loss) by the weighted average number of shares and dilutive potential shares outstanding. Dilutive potential shares include all outstanding stock options and unvested restricted stock units after applying the treasury stock method.
Foreign Currency
The functional currencies of certain of our international subsidiaries are the local currencies of the countries in which the subsidiaries are located. In accordance with ASC Topic 830 “Foreign Currency Matters,” foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. Capital accounts are translated at historical foreign currency exchange rates. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in “Other expense, net” in the accompanying Consolidated Statements of Operations. These adjustments have not historically been significant.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. We adopted ASU 2022-04 for fiscal 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which are required to be adopted for fiscal 2024 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements. Refer to Note 14 for a discussion of our supply chain finance program.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which requires disclosure of incremental segment information on an annual and interim basis, including enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires entities to disclose the title and position of the CODM and explain how the CODM uses the reported measures of segment profit or loss in assessing performance and allocating resources. Further, it requires that all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 be provided in interim periods. ASU 2023-07 is effective on a retrospective basis for annual periods beginning in fiscal 2024 and for interim periods beginning in fiscal 2025. We are currently evaluating the impact of this standard to our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) which requires entities to disclose specific categories and greater disaggregation of information in the effective tax rate reconciliation, as well as disaggregated disclosure of income taxes paid, pretax income and income tax expense by jurisdiction. The standard also removes certain disclosure requirements that currently exist under Topic 740. ASU 2023-09 is effective on a prospective basis for annual periods beginning in fiscal 2025, with retrospective application permitted. We are currently evaluating the impact of this standard to our consolidated financial statements.

Note 3 - Supplemental Balance Sheet Information
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 3, 2024 and January 28, 2023 consists of the following:

(in millions)	February 3, 2024	January 28, 2023
Land	$247.9	$242.6
Buildings	1,796.7	1,631.6
Leasehold improvements	3,646.9	3,227.9
Furniture, fixtures and equipment	5,899.2	5,261.7
Construction in progress	1,184.8	633.8
Total property, plant and equipment	12,775.5	10,997.6
Less: accumulated depreciation	6,631.4	6,025.4
Total property, plant and equipment, net	$6,144.1	$4,972.2
 Depreciation expense was $819.1 million, $737.4 million, and $672.0 million for the years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.
Other Current Liabilities
Other current liabilities as of February 3, 2024 and January 28, 2023 consist of the following:

(in millions)	February 3, 2024	January 28, 2023
Taxes (other than income taxes)	$292.3	$253.7
Compensation and benefits	247.3	143.9
Insurance	143.4	131.1
Other	384.2	289.0
Total other current liabilities	$1,067.2	$817.7
Note 4 - Income Taxes
The provision for income taxes consists of the following:

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Current taxes:
Federal	$222.2	$322.0	$271.1
State	46.1	50.2	56.3
Foreign	—	0.1	0.1
Total current taxes	268.3	372.3	327.5
Deferred taxes:
Federal	(225.3)	88.1	50.3
State	(39.2)	30.3	(76.5)
Foreign	5.9	4.5	3.0
Total deferred taxes	(258.6)	122.9	(23.2)
Provision for income taxes	$9.7	$495.2	$304.3
On August 16, 2022, the Inflation Reduction Act of 2022 (“2022 Tax Act”) was enacted into law. A key provision of the 2022 Tax Act is a 15% minimum tax on adjusted financial statement income. We do not expect any impact to our effective tax rate as a result of the new 15% minimum tax under the 2022 Tax Act.

A reconciliation of the statutory U.S. federal income tax rate and the effective tax rate follows:

	Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of:
Goodwill impairment	(22.7)	—	—
State and local income taxes, net of federal income tax benefit	(1.0)	3.7	3.7
Non-deductible expenses	(1.0)	0.1	0.1
Work Opportunity Tax Credit	3.0	(1.4)	(1.8)
Deferred tax rate change	—	0.7	(3.8)
Other, net	(0.3)	(0.6)	(0.6)
Effective tax rate	(1.0)%	23.5%	18.6%
Goodwill Impairment
In the fourth quarter of fiscal 2023, we recorded a goodwill impairment charge of $1,069.0 million related to Family Dollar goodwill, as further discussed in Note 15. The purchase of Family Dollar was a stock acquisition, and carryover basis applied for tax purposes. The goodwill impairment charge is not deductible for federal or state tax purposes and therefore there is no tax benefit related to the impairment.
Reinvestment of Unremitted Earnings
Substantially all of our current year foreign cash earnings in excess of working capital and cash needed for strategic investments are not intended to be indefinitely reinvested offshore. Therefore, the tax effects of repatriation for applicable state taxes and foreign withholding taxes of such cash earnings have been provided for in the accompanying Consolidated Statements of Operations. We have the intent and ability to reinvest substantially all of the non-cash unremitted earnings of our non-U.S. subsidiaries indefinitely. Accordingly, no provision for state taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying Consolidated Statements of Operations.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets (liabilities) follow:

(in millions)	February 3, 2024	January 28, 2023
Deferred tax assets:
Operating lease liabilities	$1,800.4	$1,703.5
Net operating losses, interest expense and credit carryforwards	72.8	69.3
Accrued expenses	35.7	31.0
Accrued compensation expense	39.3	33.9
State tax election	13.1	14.3
Other	4.7	2.5
Total deferred tax assets	1,966.0	1,854.5
Valuation allowance	(17.3)	(4.0)
Deferred tax assets, net	1,948.7	1,850.5
Deferred tax liabilities:
Operating lease ROU assets	(1,639.7)	(1,630.9)
Other intangibles	(529.1)	(760.4)
Property and equipment	(571.8)	(509.2)
Prepaids	(35.8)	(25.9)
Inventory	(4.4)	(14.8)
Total deferred tax liabilities	(2,780.8)	(2,941.2)
Deferred income taxes, net	$(832.1)	$(1,090.7)
At February 3, 2024, we had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling $72.8 million. Some of these carryforwards will expire, if not utilized, beginning in fiscal 2024 through fiscal 2043.
A valuation allowance of $17.3 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts and our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which we generate net taxable income.
Uncertain Tax Positions
We are participating in the IRS Compliance Assurance Program (“CAP”) for fiscal 2023 and we have been accepted into the program for fiscal 2024. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our federal tax returns have been examined and all issues have been settled through the fiscal 2021 tax year. In fiscal 2020, we participated in the CAP under the IRS’s bridge year program and as a result, the IRS will not be completing an audit on the fiscal 2020 tax return at this time. Several states completed their examinations during fiscal 2023. In general, fiscal 2020 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to fiscal 2020 for some states.
The balance for unrecognized tax benefits at February 3, 2024 was $22.0 million. The total amount of unrecognized tax benefits at February 3, 2024 that, if recognized, would affect the effective tax rate was $17.4 million (net of the federal tax benefit).

The following is a reconciliation of our total gross unrecognized tax benefits:

(in millions)	February 3, 2024	January 28, 2023
Beginning Balance	$17.4	$20.9
Additions for tax positions of prior years	5.6	2.3
Additions, based on tax positions related to current year	2.3	4.0
Settlements	(0.3)	(0.1)
Lapses in statutes of limitation	(3.0)	(9.7)
Ending balance	$22.0	$17.4
It is possible that tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. We do not expect any change to have a material impact to our consolidated financial statements.
As of February 3, 2024, we have recorded a liability for potential interest and penalties of $2.5 million.
Note 5 – Commitments and Contingencies
Purchase Obligations
At February 3, 2024, we have commitments totaling $190.9 million through fiscal 2025 related to ocean shipping contracts and commitments of $364.2 million through fiscal 2034 related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores.
Letters of Credit
We have $425.0 million in trade letters of credit with various financial institutions, under which $133.2 million was committed to these letters of credit issued for routine purchases of imported merchandise at February 3, 2024.
Surety Bonds
We have issued various surety bonds that primarily serve as collateral for utility payments at our stores and self-insured insurance programs. These bonds total $159.1 million and are committed through various dates through fiscal 2029.
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

Active Matters
DC 202-related Matters
On February 11, 2022, the U.S. Food and Drug Administration (“FDA”) issued Form 483 observations primarily regarding rodent infestation at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related distribution of adulterated product, as well as other processes and procedures that required remediation. In connection therewith, we initiated a retail-level product recall of FDA and U.S. Department of Agriculture-regulated products stored and shipped from DC 202 from January 1, 2021 through February 18, 2022 (the “Recall”), temporarily closed DC 202 for extensive cleaning, temporarily closed the affected stores to permit the removal and destruction of inventory subject to the Recall, ceased sales of relevant inventory subject to the Recall, ceased the direct shipment of FDA-regulated products from DC 202, and initiated corrective actions. In June 2022, we stopped shipping to stores from DC 202 and have since disposed of all of the subject inventory that was in the facility.
Beginning in February 2022, 14 putative class actions were filed against us primarily related to issues associated with DC 202 described above. The lawsuits are proceeding in federal court in Tennessee using the federal court’s multi-district litigation process, sought class action status, and allege violations of the Mississippi, Arkansas, Louisiana, Tennessee, Alabama and Missouri consumer protection laws, breach of warranty, negligence, misrepresentation, deception and unjust enrichment related to the sale of products that were alleged to be contaminated by virtue of rodent infestation and other unsanitary conditions at DC 202. Plaintiffs sought damages, attorney fees and costs, punitive damages and replacement or refund of money paid to purchase the relevant products, and any other legal relief available for their claims (in each case in unspecified amounts), including equitable and injunctive relief. As a result of a mediation held in April 2023, the parties reached a claims made settlement whereby one class member per household may receive a $25 Family Dollar gift certificate. On October 27, 2023, the court granted preliminary approval of the settlement. Notice of the settlement and how to submit a claim was given beginning November 10, 2023. The period for filing a claim, opting out of the settlement or filing an objection to the settlement ended on January 9, 2024. A hearing on final approval of the settlement is scheduled for April 5, 2024.
On March 1, 2022, a federal grand jury subpoena was issued to us by the Eastern District of Arkansas requesting the production of information, documents and records pertaining to pests, sanitation and compliance with law regarding certain of our procedures and products. In connection with this matter, we investigated the condition of FDA-regulated product shipped from DC 202 and related matters and cooperated fully with the U.S. Department of Justice (“DOJ”) investigation, including producing documents and providing additional information. As previously reported by the company on its Current Report on Form 8-K filed February 26, 2024, Family Dollar Stores, LLC (“Family Dollar”), a wholly-owned subsidiary of the company, has entered into a Plea Agreement (the “Plea Agreement”) in connection with the DOJ investigation. Subject to the terms and conditions of the Plea Agreement, Family Dollar pled guilty to a one count misdemeanor violation of the Food, Drug and Cosmetics Act for causing FDA-regulated products to become adulterated while such articles were held in DC 202. Under the Plea Agreement, Family Dollar agreed to pay $200,000 in fines and a forfeiture money judgment in the amount of $41,475,000, which relates to the value of the adulterated FDA-regulated products that were held in DC 202.
The Plea Agreement was approved by the United States District Court for the Eastern District of Arkansas at a hearing on February 26, 2024, and resolves the federal criminal investigation of Family Dollar. Subject to Family Dollar’s compliance with the terms and conditions of the Plea Agreement, the U.S. Attorney for the Eastern District of Arkansas and the DOJ have agreed not to bring further criminal charges against Family Dollar for any acts or conduct arising out of the events covered by the Plea Agreement. No criminal charges were brought against Dollar Tree in connection with this matter. As part of the Plea Agreement, Dollar Tree and Family Dollar agreed to adopt a new or to modify their existing compliance program as it relates to the warehousing and distribution to stores of food, drugs, devices and cosmetics. In addition, the company has agreed to make certain reports to the DOJ in connection with its compliance program during the three-year term.
On April 28, 2022, the Attorney General for the State of Arkansas filed a complaint in state court alleging violations of the Arkansas Deceptive Trade Practices Act, gross negligence and negligence, strict liability in tort, unjust enrichment and civil conspiracy related to the sale of products that may have been contaminated by virtue of rodent infestation and other unsanitary conditions at DC 202. The State of Arkansas is seeking injunctive relief, restitution, disgorgement, damages, civil penalties, punitive damages and suspension or revocation of our authorization to do business in Arkansas. We filed a motion to dismiss the State's claims, and it is too early to determine a likely outcome in the matter.
As previously disclosed, we recorded a charge of $30.0 million in the first quarter of fiscal 2023 with respect to DC 202-related matters which included a proposed settlement of 14 putative consumer class actions and a potential resolution of the DOJ investigation. As a result of Family Dollar entering into the Plea Agreement, we recorded an additional charge of $26.7 million in the fourth quarter of fiscal 2023 bringing the accrual to $56.7 million. At the present time, we are unable to estimate the amount of additional incremental loss, if any, which may result when the remaining matters are finally resolved. However, we do not believe the resolution of the State of Arkansas complaint or the final settlement of private civil litigation related to DC 202 will have a material adverse effect on our business, financial condition, or liquidity.

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
Acetaminophen Matters
Since August 2022, more than 50 personal injury cases have been filed in federal court against Dollar Tree, Family Dollar, or both, on behalf of minors alleging that their mothers took acetaminophen while pregnant, that the acetaminophen interfered with fetal development such that plaintiffs were born with autism and/or ADHD, and that we knew or should have known of the danger, had a duty to warn and failed to include appropriate warnings on the product labels. The plaintiffs seek compensatory, punitive and/or exemplary damages, restitution and disgorgement, economic damages, and attorneys’ fees and costs. These cases, which originated in Alabama, California, Florida, Georgia, Louisiana, Minnesota, Missouri, North Carolina, Kentucky, Tennessee and Texas, along with other cases against many other defendants, were consolidated into multi-district court litigation in the Southern District of New York. Recently, the court disqualified all of plaintiffs’ experts and, on that basis dismissed all the cases which had been filed at the time of that decision, including all cases currently filed against us.
Note 6 - Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt at February 3, 2024 and January 28, 2023 consist of the following:

(in millions)	February 3, 2024	January 28, 2023
Short-Term Borrowings:
Unsecured commercial paper notes	$—	$—
$1.5 billion Revolving Credit Facility	—	—
Total Short-Term Borrowings	$—	$—
Long-Term Debt:
4.00% Senior Notes, due 2025	$1,000.0	$1,000.0
4.20% Senior Notes, due 2028	1,250.0	1,250.0
2.65% Senior Notes, due 2031	800.0	800.0
3.375% Senior Notes, due 2051	400.0	400.0
Debt discount and issuance costs	(23.7)	(28.4)
Total Long-Term Debt	$3,426.3	$3,421.6
Less: Current portion	$—	$—
Non-current portion of long-term debt	$3,426.3	$3,421.6

Maturities of long-term debt are as follows (in millions):

Fiscal Year	(in millions)
2024	$—
2025	1,000.0
2026	—
2027	—
2028	1,250.0
Thereafter	1,200.0
Total	$3,450.0

Commercial Paper Program
In July 2023, we established a commercial paper program to issue unsecured commercial paper notes with maturities up to 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1.5 billion. We expect to use the net proceeds of note issuances for general corporate purposes. Our Revolving Credit Facility will serve as a liquidity backstop for the repayment of notes outstanding under the program. The notes rank pari passu with all of our other unsecured and unsubordinated indebtedness. We issued $1,070.5 million principal amount of notes during fiscal 2023 and incurred interest expense of $2.6 million related to these notes. As of February 3, 2024, no notes were outstanding under the program.
Revolving Credit Facility
On December 8, 2021, we entered into a credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent, and the financial institutions from time to time party thereto, providing for a $1.5 billion revolving credit facility (the “Revolving Credit Facility”), of which up to $350.0 million is available for letters of credit. At February 3, 2024 and January 28, 2023, we had letters of credit outstanding under the Revolving Credit Facility of $4.1 million and $4.4 million, respectively. The Revolving Credit Facility matures on December 8, 2026, subject to extensions permitted under the Credit Agreement.
Loans under the Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 1.125%, subject to adjustment based on (i) our public debt rating and (ii) our leverage ratio. At February 3, 2024, the Revolving Credit Facility bore interest at 6.55%. We pay certain commitment fees in connection with the Revolving Credit Facility. The Revolving Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to Secured Overnight Financing Rate (“SOFR”) loans. There is no required amortization under the Revolving Credit Facility.
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
Senior Notes
Fiscal 2018 Offering
On April 19, 2018, we completed the registered offering of $1.0 billion aggregate principal amount of 3.70% Senior Notes due 2023 (the “2023 Notes”), $1.0 billion aggregate principal amount of 4.00% Senior Notes due 2025 (the “2025 Notes”) and $1.25 billion aggregate principal amount of 4.20% Senior Notes due 2028 (the “2028 Notes” and together with the 2023 Notes and the 2025 Notes, the “Notes”).
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
The 2023 Notes were scheduled to mature on May 15, 2023 and bore interest at the rate of 3.70% annually. We redeemed the 2023 Notes in the fourth quarter of 2021 as discussed in “Repayments of Long-Term Debt” below. The 2025 Notes mature on May 15, 2025 and bear interest at the rate of 4.00% annually. The 2028 Notes mature on May 15, 2028 and bear interest at the rate of 4.20% annually. We are required to pay interest on the Notes semiannually, in arrears, on May 15 and November 15 of each year to holders of record on the preceding May 1 and November 1, respectively.
We may redeem the Notes of each series in whole or in part, at our option, at any time and from time to time prior to March 15, 2025 in the case of the 2025 Notes and February 15, 2028 in the case of the 2028 Notes (the date with respect to each such series, the “Applicable Par Call Date”), in each case, at a “make-whole” price described in the First Supplemental Indenture plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, on or after the Applicable Par Call Date, we may redeem the Notes of the applicable series, at any time in whole or from time to time in part, at a redemption price equal to 100% of the principal amount thereof.

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
The 2031 Notes mature on December 1, 2031 and bear interest at the rate of 2.650% per annum. The 2051 Notes mature on December 1, 2051 and bear interest at the rate of 3.375% per annum. We are required to pay interest on the New Notes semiannually, in arrears, on June 1 and December 1 of each year to holders of record on the preceding May 15 and November 15, respectively.
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
Repayments of Long-term Debt
In the fourth quarter of fiscal 2021, we used the proceeds from the offering of the New Notes discussed above to redeem the $1.0 billion 2023 Notes. We incurred a redemption premium of $43.8 million in connection with the early redemption of the 2023 Notes and accelerated the expensing of $2.7 million of amortizable non-cash deferred financing and original issue discount costs, which are reflected in “Interest expense, net” within the accompanying Consolidated Statements of Operations for the year ended January 29, 2022.
Debt Covenants
As of February 3, 2024, we were in compliance with the debt covenants for both our short-term borrowings and long-term debt.
Note 7 - Leases
Our lease portfolio primarily consists of leases for our retail store locations, vehicles and trailers, as well as distribution center space and equipment.

The lease cost for operating leases that was recognized in the accompanying Consolidated Statements of Operations was as follows:

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Operating lease cost	$1,713.0	$1,652.8	$1,602.8
Variable lease cost	450.3	428.8	417.8
Short-term lease cost	20.0	10.8	5.6
Total lease cost*	$2,183.3	$2,092.4	$2,026.2

*Excludes sublease income, which is immaterial
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases.
As of February 3, 2024, maturities of lease liabilities were as follows:

Fiscal Year	(in millions)
2024	$1,622.3
2025	1,572.2
2026	1,336.3
2027	1,074.3
2028	786.4
Thereafter	1,499.5
Total undiscounted lease payments	7,891.0
Less interest	930.4
Present value of lease liabilities	$6,960.6
The future lease payments above exclude $415.7 million of legally binding minimum lease payments for leases signed but not yet commenced as of February 3, 2024.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is as follows:

	February 3, 2024	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (years)	5.7	5.7	5.9
Weighted-average discount rate	4.1%	3.6%	3.4%

The following represents supplemental information pertaining to our operating lease arrangements:

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,852.1	$1,559.7	$1,579.8
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We review certain store assets for evidence of impairment. The fair values are determined based on the income approach, in which we utilize internal cash flow projections over the life of the underlying lease agreements discounted based on our risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to Note 2 under the caption “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and Note 16 for further information regarding the impairment charges recorded in fiscal 2023, fiscal 2022 and fiscal 2021.
Our indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. Refer to Note 2 under the caption “Goodwill and Nonamortizing Intangible Assets” and Note 15 for further information regarding the process of determining the fair value of these assets and the impairment charges recorded in fiscal 2023, fiscal 2022 and fiscal 2021.
Fair Value of Financial Instruments
The carrying amounts of “Cash and cash equivalents,” “Restricted cash” and “Accounts payable” as reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying values of our Revolving Credit Facility and borrowings under our commercial paper program approximate their fair values.

The aggregate fair values and carrying values of our long-term borrowings were as follows:

	February 3, 2024		January 28, 2023
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,140.0	$3,430.1	$3,162.8	$3,426.7
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 9 - Shareholders’ Equity
Preferred Stock
We are authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares are issued and outstanding at February 3, 2024 and January 28, 2023.
Share Repurchase Programs
We periodically repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. Under the existing Board repurchase authorization, we may repurchase up to $2.5 billion of our common stock in open market or privately negotiated transactions with financial institutions. The repurchase authorization does not have an expiration date.
We repurchased 3,905,599, 4,613,696 and 9,156,898 shares of common stock on the open market in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, for $504.3 million, $647.5 million and $950.0 million, respectively. At February 3, 2024, we had $1.35 billion remaining under our existing $2.5 billion Board repurchase authorization.

Note 10 - Stock-Based Compensation Plans
Fixed Stock-Based Compensation Plans
The 2011 Omnibus Incentive Plan permitted us to grant to our employees, consultants and directors up to 4.0 million shares of our common stock plus any shares available under former plans which were previously approved by the shareholders. The plan permitted us to grant equity awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, service-based restricted stock units (“RSUs”), performance bonuses, performance-based restricted stock units (“PSUs”), non-employee director stock options and other equity-related awards. As of March 17, 2021, the plan was no longer available for new grants of awards, but all outstanding awards that were granted under the plan prior to March 17, 2021 continue to be governed by the terms and conditions of the plan and applicable award agreements. Effective June 10, 2021, the 2011 Omnibus Incentive Plan was replaced and superseded by the 2021 Omnibus Incentive Plan (“Omnibus Plan”). The Omnibus Plan permits us to grant up to 6.5 million shares of our common stock to our employees, consultants and directors. The form of equity awards authorized for grant under the Omnibus Plan are substantially the same as those permitted by the predecessor plan.
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
Prior to July 1, 2023, the 2013 Director Deferred Compensation Plan permitted our directors to defer all or a portion of fees for Board or Board committee service until a future date, at which time they may be paid in cash or shares of our common stock, or receive all or a portion of such fees in non-statutory stock options. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. Deferred amounts to be paid in common stock are determined by dividing the deferred fee amount by the closing market price of a share of our common stock on the date of deferral. The number of options issued to a director will equal the deferred fee amount divided by 33% of the price of a share of our common stock. The exercise price will equal the fair market value of our common stock at the date the option is issued. The options are fully vested when issued and have a term of 10 years. The 2013 plan expired on June 30, 2023. All amounts deferred by directors pursuant to the terms of the 2013 plan on or before June 30, 2023 will continue to be administered in accordance with the terms of the 2013 plan and applicable deferral elections.
Beginning July 1, 2023, our non-employee directors are permitted to defer all or a part of fees earned for his or her service as a director pursuant to our Non-Employee Director Deferred Compensation Program, which operates in conjunction with, and under the authority of, the Omnibus Plan. Pursuant to this program, cash fees may be deferred into either a cash account or a phantom stock account, and annual equity awards for service as a director may be deferred into the director’s phantom stock account. Deferred fees that are paid out in cash will earn interest at the 30-year Treasury Bond Rate. Deferred amounts to be paid in common stock are determined by dividing the deferred fee amount by the closing market price of a share of our common stock on the date of deferral.
Total stock-based compensation expense was recorded in the accompanying Consolidated Statements of Operations as follows:

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Cost of sales	$22.4	$19.7	$18.3
Selling, general and administrative expenses	74.3	90.7	61.6
Total stock-based compensation expense	$96.7	$110.4	$79.9
Excess tax benefit on stock-based compensation recognized in the provision for income taxes	$3.9	$9.8	$8.5
Restricted Stock
We issue RSUs to employees and officers and issue PSUs to certain of our officers. We recognize expense based on the estimated fair value of the RSUs or PSUs granted over the requisite service period, which is generally three years, on a straight-line basis or a shorter period based on the retirement eligibility of the grantee. For PSUs, the compensation expense recorded is re-evaluated at each reporting period and adjusted, as necessary, based on the probability of achieving the performance criteria.

RSUs
The fair value of RSUs is determined based on our closing stock price on the grant date. The following table summarizes the status of RSUs as of February 3, 2024 and changes during the year then ended:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	868,720	$123.99
Granted	550,132	141.70
Vested	(486,439)	110.56
Forfeited	(93,227)	141.20
Nonvested at February 3, 2024	839,186	$141.45
The total fair value of the RSUs vested during the years ended February 3, 2024, January 28, 2023 and January 29, 2022 was $53.8 million, $51.5 million and $56.8 million, respectively. The weighted average grant date fair value of the RSUs granted in fiscal 2023, fiscal 2022 and fiscal 2021 was $141.70, $158.05 and $109.01, respectively. As of February 3, 2024, there was $65.9 million of total unrecognized compensation expense related to the outstanding RSUs which is expected to be recognized over a weighted-average period of 1.4 years.
PSUs
Historically, we have granted PSUs that have a service and performance condition. The fair value of these awards is determined based on our closing stock price on the grant date. In fiscal 2023, we granted PSUs that cliff vest at the end of three years and that contain a market condition modifier, in addition to having a service and performance condition. The market condition modifier can adjust the number of shares that vest under the award based on a comparison of our total shareholder return to that of a designated peer group over the performance period. The fair value of these awards incorporating the market condition was estimated on the grant date using a Monte Carlo simulation model with the following weighted average assumptions:

Fiscal 2023
Expected term (in years)	2.8
Expected stock price volatility	34.5%
Dividend yield	—%
Risk-free interest rate	3.82%
The expected stock price volatility is based on the historical and implied volatility of our common stock over a period matching the expected term of the awards granted. The dividend yield reflects that we have never paid cash dividends. The risk-free interest rate represents the yield curve in effect at the time of grant for U.S. Treasury zero-coupon securities with maturities that approximate the expected term of the awards.
The following table summarizes the status of PSUs as of February 3, 2024 and changes during the year then ended:

	Number of PSUs	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2023	154,823	$125.84
Granted	122,419	129.24
Vested	(96,508)	89.81
Forfeited	(30,584)	129.29
Nonvested at February 3, 2024	150,150	$147.29
The total fair value of the PSUs vested during the years ended February 3, 2024, January 28, 2023 and January 29, 2022 was $8.7 million, $44.5 million and $17.3 million, respectively. The weighted average grant date fair value of the PSUs granted in fiscal 2023, fiscal 2022 and fiscal 2021 was $129.24, $159.57 and $95.04, respectively. As of February 3, 2024, there was $3.7 million of total unrecognized compensation expense related to these PSUs which is expected to be recognized over a weighted-average period of 1.1 years. We assess the probability of the achievement of the remaining performance targets at the end of each reporting period and based on that assessment, cumulative adjustments may be recorded in future periods.

Stock Options
Historically, we have not used stock options broadly as part of our compensation strategy. In fiscal 2023, we began to issue stock options to certain key executives. These awards generally have a ten-year term and vest in equal installments on each of the first three anniversaries of the grant date, subject to the employees’ continued employment with the company through each vesting date. Stock options granted in fiscal 2023 had a fair value of $4.9 million.
In addition, in fiscal 2022, we granted a one-time award of options to purchase 2,252,587 shares of our common stock at a fair value of $135.6 million to the Executive Chairman of the Board, who was also appointed Chief Executive Officer of the company effective January 29, 2023. The grant of options was subject to the terms and conditions of a five-year Executive Agreement. The option award has a ten-year term and is scheduled to vest in equal installments on each of the first five anniversaries of the grant date, subject to the Executive Chairman’s continued employment with the company through each vesting date.
Options granted in fiscal 2021 were immaterial.
Stock options are valued using the Black-Scholes option pricing model and compensation expense is recognized on a straight-line basis over the requisite service period.
The weighted average assumptions used in the Black-Scholes option pricing model for the executive stock options granted in fiscal 2023 and the assumptions used for the fiscal 2022 award granted to the Executive Chairmain are as follows:

	Fiscal 2023	Fiscal 2022
Expected term (in years)	6.0	6.5
Expected stock price volatility	36.3%	34.1%
Dividend yield	—%	—%
Risk-free interest rate	3.81%	2.15%
The simplified method was used to estimate the expected term of the options due to our lack of historical option exercise experience and the “plain vanilla” characteristics of the option awards. The simplified method results in an expected term equal to the average of the weighted average time-to-vesting and the contractual life of the options. The expected stock price volatility is based on the historical volatility of our common stock over a period matching the expected term of the options granted. The dividend yield reflects that we have never paid cash dividends. The risk-free interest rate represents the yield curve in effect at the time of grant for U.S. Treasury zero-coupon securities with maturities that approximate the expected term of the options.
Prior to July 1, 2023, certain of our directors elected to defer their compensation into stock options under the 2013 Director Deferred Compensation Plan. These options vested immediately and were expensed on the grant date.
The following tables summarize information about options outstanding at February 3, 2024 and changes during the year then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 28, 2023	2,276,937	$156.46
Granted	85,447	137.93
Exercised	(1,207)	77.59
Forfeited	(1,075)	143.55
Outstanding at February 3, 2024	2,360,102	$155.84	8.1	$1.5
Exercisable at February 3, 2024	475,810	$153.92	7.9	$1.1
The intrinsic value of options exercised during fiscal 2023, fiscal 2022 and fiscal 2021 was $0.1 million, less than $0.1 million and $5.6 million, respectively. As of February 3, 2024, there was $87.5 million of total unrecognized compensation expense related to these options which is expected to be recognized over a weighted-average period of 3.1 years.

Note 11 – Net Income (Loss) Per Share
The following table sets forth the calculations of basic and diluted net income (loss) per share:

	Year Ended
(in millions, except per share data)	February 3, 2024	January 28, 2023	January 29, 2022
Basic net income (loss) per share:
Net income (loss)	$(998.4)	$1,615.4	$1,327.9
Weighted average number of shares outstanding	219.5	223.2	227.9
Basic net income (loss) per share	$(4.55)	$7.24	$5.83
Diluted net income (loss) per share:
Net income (loss)	$(998.4)	$1,615.4	$1,327.9
Weighted average number of shares outstanding	219.5	223.2	227.9
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	—	0.9	1.1
Weighted average number of shares and dilutive potential shares outstanding	219.5	224.1	229.0
Diluted net income (loss) per share	$(4.55)	$7.21	$5.80
For the years ended February 3, 2024 and January 28, 2023, share-based awards of 2.9 million shares and 3.0 million shares, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would be anti-dilutive. For the year ended January 29, 2022, substantially all of the outstanding share-based awards were included in the calculation of the weighted average number of shares and dilutive potential shares outstanding.
Note 12 – Employee Benefit Plan
Dollar Tree Retirement Savings Plan
We maintain a 401(k) plan which is available to all full-time, United States-based employees who are at least 18 years of age. Eligible employees may make elective salary deferrals. We make contributions in the form of a dollar-for-dollar match on the first five percent of employee contributions to eligible employees who have completed one year of service in which they have worked at least 1,000 hours.
Contributions to and reimbursements by us of expenses of the plan were recorded in the accompanying Consolidated Statements of Operations as follows:

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Cost of sales	$9.9	$8.6	$8.2
Selling, general and administrative expenses	26.0	23.1	20.6
Total	$35.9	$31.7	$28.8

All eligible employees are immediately vested in any company match contributions under the 401(k) plan.
Note 13 – Segments and Disaggregated Revenue
We operate more than 16,700 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our CODM regularly reviews to analyze performance and allocate resources.

We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income (loss). The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income (loss), as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and other consists primarily of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia that are considered shared services and therefore these selling, general and administrative costs are excluded from our two reporting business segments. The Family Dollar segment operating income (loss) includes advertising revenue, which is a component of “Other revenue” in the accompanying Consolidated Statements of Operations.
Information for our segments, as well as for corporate, support and other, including the reconciliation to income (loss) before income taxes, is as follows:

	Year Ended
(in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Consolidated Statements of Operations Data:
Net sales:
Dollar Tree	$16,770.3	$15,405.7	$13,922.1
Family Dollar	13,811.3	12,912.5	12,387.7
Consolidated net sales	$30,581.6	$28,318.2	$26,309.8

Gross profit:
Dollar Tree	$6,008.9	$5,775.5	$4,603.6
Family Dollar	3,300.7	3,146.4	3,122.3
Consolidated gross profit	$9,309.6	$8,921.9	$7,725.9

Operating income (loss):
Dollar Tree	$2,278.8	$2,536.0	$1,607.0
Family Dollar	(2,663.5)	127.5	543.1
Corporate, support and other	(497.1)	(427.2)	(338.7)
Consolidated operating income (loss)	(881.8)	2,236.3	1,811.4
Interest expense, net	106.8	125.3	178.9
Other expense, net	0.1	0.4	0.3
Income (loss) before income taxes	$(988.7)	$2,110.6	$1,632.2

Depreciation and amortization expense:
Dollar Tree	$370.5	$338.8	$316.0
Family Dollar	440.4	402.4	369.8
Corporate, support and other	30.4	26.8	30.2
Consolidated depreciation and amortization expense	$841.3	$768.0	$716.0

	As of
(in millions)	February 3, 2024	January 28, 2023
Consolidated Balance Sheet Data:
Goodwill:
Dollar Tree	$423.3	$423.6
Family Dollar	490.5	1,559.5
Consolidated goodwill	$913.8	$1,983.1

Total assets:
Dollar Tree	$10,315.9	$9,914.6
Family Dollar	11,037.0	12,562.2
Corporate, support and other	670.6	545.3
Consolidated total assets	$22,023.5	$23,022.1

Additions to property, plant and equipment:
Dollar Tree	$993.5	$548.7
Family Dollar	995.2	605.2
Corporate, support and other	112.6	94.9
Consolidated additions to property, plant and equipment	$2,101.3	$1,248.8
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	Year Ended
(in millions)	February 3, 2024		January 28, 2023		January 29, 2022
Dollar Tree segment net sales by merchandise category:
Consumable	$7,915.6	47.2%	$6,978.8	45.3%	$6,334.5	45.5%
Variety	7,781.4	46.4%	7,456.3	48.4%	6,794.0	48.8%
Seasonal	1,073.3	6.4%	970.6	6.3%	793.6	5.7%
Total Dollar Tree segment net sales	$16,770.3	100.0%	$15,405.7	100.0%	$13,922.1	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$11,086.1	80.3%	$10,036.2	77.7%	$9,446.5	76.3%
Home products	930.0	6.7%	982.5	7.6%	1,033.9	8.3%
Apparel and accessories	673.4	4.9%	732.2	5.7%	781.5	6.3%
Seasonal and electronics	1,121.8	8.1%	1,161.6	9.0%	1,125.8	9.1%
Total Family Dollar segment net sales	$13,811.3	100.0%	$12,912.5	100.0%	$12,387.7	100.0%
Note 14 – Supply Chain Finance Program
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

Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under our supply chain financing program are included within “Accounts payable” in the accompanying Consolidated Balance Sheets and within “Cash flows from operating activities” in the accompanying Consolidated Statements of Cash Flows.
As of February 3, 2024, our outstanding payment obligations under this program were $11.8 million.
Note 15 – Goodwill and Nonamortizing Intangible Assets
Impairments
In connection with our annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter, and as a result of the anticipated store closures described in Note 16, we determined it was more likely than not that an impairment loss had been incurred with respect to the Family Dollar goodwill and trade name, and proceeded to perform a quantitative impairment test of both assets. We estimated, with the assistance of a third party specialist, the fair value of the Family Dollar trade name based on an income approach using the relief-from-royalty method. The significant estimates used in the relief-from-royalty method, which are level 3 inputs, include a company-specific royalty rate, our weighted average cost of capital adjusted by a company-specific risk premium and trade name premium. The valuation date for the Family Dollar trade name was November 25, 2023. The results of the impairment test showed that the carrying value of the Family Dollar trade name exceeded its estimated fair value resulting in the recognition of a $950.0 million impairment charge in the fourth quarter of fiscal 2023, which is recorded as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations.
Subsequent to the Family Dollar trade name and long-lived asset impairment tests, we estimated, with the assistance of a third party specialist, the fair value of the Family Dollar reporting unit using a combination of a market multiple method and a discounted cash flow method. The significant estimates used in the discounted cash flow method, which are level 3 inputs, include our weighted average cost of capital adjusted by a company-specific risk premium, long-term rates of growth and profitability for the Family Dollar reporting unit, working capital effects, and changes in market conditions, consumer trends and strategy. The market multiple method utilized comparable public company revenue and profitability multiples to estimate the fair value of the Family Dollar reporting unit. The valuation date for the Family Dollar reporting unit was November 25, 2023. The annual goodwill impairment evaluation in 2023 showed that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in the recognition of a $1,069.0 million impairment charge in the fourth quarter of fiscal 2023.
The annual goodwill and nonamortizing intangible asset impairment evaluations in fiscal 2022 and fiscal 2021 did not result in impairment.
We have recorded cumulative goodwill impairment charges totaling $4,109.0 million, all of which relate to the Family Dollar reporting unit and recorded during the fourth quarters of fiscal 2023 ($1,069.0 million), fiscal 2019 ($313.0 million), and fiscal 2018 ($2,727.0 million).
Goodwill
Goodwill allocated to our reportable segments and changes in the net carrying amount of goodwill for the years ended February 3, 2024 and January 28, 2023 are as follows:

(in millions)	Dollar Tree	Family Dollar	Total
Balance at January 29, 2022	$424.9	$1,559.5	$1,984.4
Foreign currency translation adjustments	(1.3)	—	(1.3)
Balance at January 28, 2023	423.6	1,559.5	1,983.1
Foreign currency translation adjustments	(0.3)	—	(0.3)
Goodwill impairment	—	(1,069.0)	(1,069.0)
Balance at February 3, 2024	$423.3	$490.5	$913.8
Note 16 – Store Portfolio Optimization Review
During the fourth quarter of fiscal 2023, we announced that we had initiated a comprehensive store portfolio optimization review which involved identifying stores for closure, relocation or re-bannering based on an evaluation of current market conditions and individual store performance, among other factors. As a result of this portfolio optimization review, we plan to close approximately 970 underperforming Family Dollar stores, including approximately 600 stores to be closed in the first half of fiscal 2024, and approximately 370 stores to be closed at the end of each store's current lease term. Additionally, we identified approximately 30 underperforming Dollar Tree stores for closure and plan to close each store at the end of the store's current lease term.

We performed an undiscounted cash flow analysis on each individual store’s asset group, and determined that certain store asset groups had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, we estimated the fair values of the asset groups based on a discounted cash flow method. For stores that are closing in the first half of fiscal 2024, we estimated the remaining fair value of the asset groups taking into account our ability to generate sublease income or lease termination benefits prior to the end of the lease term. The significant estimates used in the discounted cash flow methodology, which are based on level 3 inputs, include our expectations for future operations and projected cash flows. The valuation date for estimating the fair value of the long-lived assets for these stores was November 25, 2023.
As a result of the impairment test for the long-lived assets, we incurred $503.9 million of non-cash impairment charges which are included in “Selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations, comprised of $152.2 million of property, plant and equipment impairment charges and $351.7 million of operating lease ROU asset impairment charges. The operating lease ROU asset impairment does not relieve us of our monthly cash payment obligations under the lease. We will pursue lease terminations or subleases where practicable. In addition, we recorded $80.6 million of inventory markdowns and $5.6 million of capitalized distribution cost impairment within “Cost of sales” in the accompanying Consolidated Statements of Operations for the stores expected to close in the first half of fiscal 2024. We also incurred $4.3 million in third party consulting fees related to the portfolio optimization review which are included in “Selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 3, 2024, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our management has concluded that, as of February 3, 2024, our internal control over financial reporting is effective.
Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.
Changes in Internal Controls
We are undergoing a multi-year technology transformation which includes updating our core merchandise, warehouse management, point-of-sale, and human capital management systems. These updates are expected to continue over the next few years and management will continue to evaluate the design and implementation of our internal controls over financial reporting as the transformation continues. There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Virginia Beach, Virginia
March 20, 2024

Item 9B. Other Information
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the fiscal quarter ended February 3, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by this Item is incorporated by reference to Dollar Tree, Inc.’s Proxy Statement relating to our 2024 Annual Meeting (“Proxy Statement”), under the captions “Biographies of Director Nominees” and “Information about our Executive Officers.”
To the extent disclosure of any delinquent report under Section 16(a) of the Securities Exchange Act of 1934 is made by us, such disclosure will be set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement, which is incorporated herein by reference.
The information concerning our audit committee and audit committee financial experts required by this Item is incorporated herein by reference to the Proxy Statement, under the caption “Corporate Governance and Our Board.”
The information concerning our code of ethics required by this Item is incorporated by reference to the Proxy Statement, under the caption “Corporate Governance and Our Board - Code of Business Conduct.”
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
The following table summarizes information regarding shares issuable as of February 3, 2024, under our equity compensation plans, including the number of shares of common stock subject to options, restricted stock units, deferred shares and other rights granted to employees and members of our Board of Directors; the weighted-average exercise price of outstanding options; and the number of shares remaining available for future award grants under these plans. Additional information regarding our equity compensation plans can be found in Note 10 to our consolidated financial statements.

Equity compensation plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders[1]	1,130,635	$134.52	7,478,960
Plans not approved by security holders[2]	2,252,587	$157.17	—
______________
(a)Amounts represent outstanding options, restricted stock units and deferred (“phantom”) shares as of February 3, 2024.
(b)Not included in the calculation of weighted-average exercise price are (i) 999,563 restricted stock units and (ii) 35,925 director deferred shares.
(c)The 7,478,960 shares remaining available for future issuance under our equity-based plans approved by security holders includes 5,065,680 shares remaining under our 2021 Omnibus Incentive Plan and 2,413,280 shares remaining under our 2015 Employee Stock Purchase Plan.

1Equity-based plans approved by our shareholders include: the 2015 Employee Stock Purchase Plan (which replaced a predecessor plan) and the 2021 Omnibus Incentive Plan (which replaced the 2011 Omnibus Incentive Plan). As of March 17, 2021, the 2011 Omnibus Incentive Plan was no longer available for new grants of awards, but all outstanding awards that were granted under the plan prior to March 17, 2021 continue to be governed by the terms and conditions of the plan and applicable award agreements. Effective June 30, 2023, the 2013 Director Deferred Compensation Plan expired. All amounts deferred by directors under the plan on or before June 30, 2023 continue to be administered in accordance with the terms of the plan and applicable deferral elections. Effective July 1, 2023, our directors are permitted to defer all or a portion of fees earned for their service as a director under our Non-Employee Director Deferred Compensation Program, which operates in conjunction with, and under the authority of, the 2021 Omnibus Incentive Plan.
2In connection with our employment of Richard W. Dreiling as Executive Chairman of the Board in March 2022, Mr. Dreiling was granted a one-time award of options to purchase 2,252,587 shares of company common stock as an employment inducement grant within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The amount shown in the table does not include 12,368 shares to be issued upon the exercise of options with a weighted-average exercise price of $77.01 that were granted under the Family Dollar 2006 Incentive Plan and assumed by us in connection with our merger with Family Dollar.
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
PART IV
Item 15. Exhibit and Financial Statement Schedules
1.Documents filed as part of this report:
1.Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth under Part II, Item 8 of this Form 10-K.
2.    Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is included in the consolidated financial statements and notes thereto, and therefore have been omitted.
3.Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective September 19, 2023	8-K	3.1	9/20/2023
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2008
4.2.1	Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018
4.2.2	First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018
4.2.3	Second Supplemental Indenture, dated as of December 1, 2021, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	12/1/2021

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.3		Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.3	3/10/2023
10.1	*	Terms of director compensation (as described under the caption “Director Compensation”)	DEF 14A	N/A	5/18/2022
10.2.1	*	Change in Control Retention Agreement between Dollar Tree, Inc. and Kevin Wampler, Chief Financial Officer	8-K	10.1	12/5/2008
10.2.2	*	Amendment to Change in Control Retention Agreement between Dollar Tree, Inc. and Kevin Wampler, Chief Financial Officer	8-K	10.1	10/11/2011
10.3	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan, effective for the fiscal year ending January 29, 2022 and thereafter	10-Q	10.1	5/27/2021
10.4.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.4.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.4.3	*	2011 Omnibus Incentive Plan, as amended and restated effective June 12, 2019	10-Q	10.1	8/29/2019
10.5	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.6.1	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.6.2	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.34	3/27/2019
10.7	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.8	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-Q	10.1	5/28/2020
10.9	*	Form of Performance Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.33	3/27/2019
10.10	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.11	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.12.1	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
10.12.2	*	2013 Director Deferred Compensation Plan, as amended and restated effective June 10, 2021	8-K	10.6	6/11/2021
10.12.3	*	Amendment to the Dollar Tree, Inc. 2013 Director Deferred Compensation Plan, effective March 8, 2023	10-K	10.12.3	3/10/2023
10.13	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/29/2018
10.14.1	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/29/2018
10.14.2	*	Form of letter agreement amending Executive Agreements for Executive Officers at the level of Chiefs (EVP)	8-K	10.1	3/7/2022
10.14.3	*	Revised Form of Executive Agreement for Executive Officers at the level of Chiefs (EVP) (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.1	8/25/2022
10.15.1	*	Dollar Tree, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	6/11/2021
10.15.2	*	First Amendment to the Dollar Tree, Inc. 2021 Omnibus Incentive Plan, effective November 29, 2022	10-K	10.15.2	3/10/2023
10.16	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	6/11/2021
10.17	*	Form of Long-Term Performance Plan Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.3	6/11/2021

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.18	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan	8-K	10.4	6/11/2021
10.19	*	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan	8-K	10.5	6/11/2021
10.20		Credit Agreement, dated as of December 8, 2021, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as agent and the lenders and other parties thereto	8-K	10.1	12/9/2021
10.21	*	Addendum to Executive Agreement, by and between Dollar Tree, Inc. and Michael Witynski, dated March 1, 2022	8-K	10.2	3/7/2022
10.22	*	Post-Retirement Benefits Agreement, by and between Dollar Tree, Inc. and Bob Sasser, dated March 2, 2022	8-K	10.3	3/7/2022
10.23	*	Form of Indemnification Agreement for Directors and Executive Officers	8-K	10.1	3/7/2022
10.24		Stewardship Framework Agreement, by and between Dollar Tree, Inc. and MR Cobalt Advisor LLC, on behalf of itself and its affiliates and associates, dated March 8, 2022	8-K	10.1	3/8/2022
10.25.1	*	Executive Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc. (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	8-K	10.1	3/21/2022
10.25.2	*	Amendment to Executive Agreement, dated January 25, 2023, by the company and Richard W. Dreiling	8-K/A	10.1	1/27/2023
10.26	*	Nonstatutory Stock Option Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc.	8-K	10.2	3/21/2022
10.27	*	Employment Agreement between Dollar Tree Distribution, Inc. and John Flanigan, effective May 9, 2022 (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.2	8/25/2022
10.28	*	Letter Agreement amending the Executive Agreement between Dollar Tree, Inc. and Kevin Wampler	10-Q	10.1	11/22/2022
10.29	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.1	5/25/2023
10.30	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.2	5/25/2023
10.31	*	Form of Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.3	5/25/2023
10.32	*	Non-Employee Director Deferred Compensation Program, effective July 1, 2023	10-Q	10.1	8/24/2023
10.33		Form of Commercial Paper Dealer Agreement between Dollar Tree, Inc., as issuer, and the applicable Dealer party thereto	8-K	10.1	7/7/2023
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (included on the signature page hereto)				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1		Dollar Tree, Inc. Clawback Policy				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101
The following financial statements from our Form 10-K for the fiscal year ended February 3, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements
X
104	The cover page from our Form 10-K for the fiscal year ended February 3, 2024, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.
(Registrant)

March 20, 2024	By: /s/ Richard W. Dreiling
Date	Richard W. Dreiling
Chairman and Chief Executive Officer
(Principal Executive Officer)

March 20, 2024	By: /s/ Jeffrey A. Davis
Date	Jeffrey A. Davis
Chief Financial Officer
(Principal Financial Officer)

March 20, 2024	By: /s/ Aditya Maheshwari
Date	Aditya Maheshwari
Senior Vice President - Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Jeffrey A. Davis, Aditya Maheshwari, and Jonathan B. Leiken, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Richard W. Dreiling	Chairman and Chief Executive Officer	March 20, 2024
Richard W. Dreiling	(Principal Executive Officer)	Date

/s/ Paul C. Hilal	Vice Chairman	March 20, 2024
Paul C. Hilal		Date

/s/ Edward J. Kelly, III	Lead Independent Director	March 20, 2024
Edward J. Kelly, III		Date

/s/ Cheryl W. Grisé	Director	March 20, 2024
Cheryl W. Grisé		Date

/s/ Daniel J. Heinrich	Director	March 20, 2024
Daniel J. Heinrich		Date

/s/ Mary A. Laschinger	Director	March 20, 2024
Mary A. Laschinger		Date

/s/ Jeffrey G. Naylor	Director	March 20, 2024
Jeffrey G. Naylor		Date

/s/ Winnie Y. Park	Director	March 20, 2024
Winnie Y. Park		Date

/s/ Diane E. Randolph	Director	March 20, 2024
Diane E. Randolph		Date

/s/ Bertram L. Scott	Director	March 20, 2024
Bertram L. Scott		Date

/s/ Stephanie P. Stahl	Director	March 20, 2024
Stephanie P. Stahl		Date