Form 10-Q
period 2024-05-04
DOLLAR TREE, INC.
filed 2024-06-05
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
As of June 3, 2024, there were 214,944,000 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
(in millions, except per share data)	May 4, 2024	April 29, 2023
Net sales	$7,626.4	$7,319.5
Other revenue	6.4	4.3
Total revenue	7,632.8	7,323.8
Cost of sales	5,278.7	5,089.1
Selling, general and administrative expenses	1,933.5	1,815.0
Operating income	420.6	419.7
Interest expense, net	24.4	25.9
Other expense, net	0.1	0.1
Income before income taxes	396.1	393.7
Provision for income taxes	96.0	94.7
Net income	$300.1	$299.0
Basic net income per share of common stock	$1.38	$1.35
Diluted net income per share of common stock	$1.38	$1.35

Weighted average common shares outstanding:
Basic	217.8	221.1
Diluted	218.1	221.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(in millions)	May 4, 2024	April 29, 2023
Net income	$300.1	$299.0

Foreign currency translation adjustments	(2.0)	(2.8)

Total comprehensive income	$298.1	$296.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions)	May 4, 2024	February 3, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$618.5	$684.9	$872.8
Merchandise inventories	5,009.0	5,112.8	5,112.0
Other current assets	454.7	335.0	282.8
Total current assets	6,082.2	6,132.7	6,267.6
Restricted cash	73.2	72.3	69.2
Property, plant and equipment, net of accumulated depreciation of $6,652.5, $6,631.4 and $6,176.4, respectively	6,301.7	6,144.1	5,111.8
Operating lease right-of-use assets	6,469.3	6,488.3	6,503.4
Goodwill	913.3	913.8	1,982.6
Trade name intangible asset	2,150.0	2,150.0	3,100.0
Deferred tax asset	8.7	9.0	13.9
Other assets	111.8	113.3	60.1
Total assets	$22,110.2	$22,023.5	$23,108.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$1,509.6	$1,513.0	$1,456.9
Accounts payable	2,266.8	2,063.8	1,597.6
Income taxes payable	82.9	52.7	144.1
Other current liabilities	897.0	1,067.2	942.9
Total current liabilities	4,756.3	4,696.7	4,141.5
Long-term debt, net	3,427.5	3,426.3	3,422.7
Operating lease liabilities, long-term	5,412.1	5,447.6	5,269.0
Deferred income taxes, net	902.4	841.1	1,107.8
Income taxes payable, long-term	22.4	22.0	17.6
Other liabilities	277.1	276.7	250.3
Total liabilities	14,797.8	14,710.4	14,208.9
Contingencies (Note 3)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 216,165,909, 217,907,206 and 220,648,374 shares issued and outstanding, respectively	2.2	2.2	2.2
Additional paid-in capital	—	229.9	519.5
Accumulated other comprehensive loss	(45.6)	(43.6)	(44.0)
Retained earnings	7,355.8	7,124.6	8,422.0
Total shareholders’ equity	7,312.4	7,313.1	8,899.7
Total liabilities and shareholders’ equity	$22,110.2	$22,023.5	$23,108.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended May 4, 2024
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 3, 2024	217.9	$2.2	$229.9	$(43.6)	$7,124.6	$7,313.1
Net income	—	—	—	—	300.1	300.1
Total other comprehensive loss	—	—	—	(2.0)	—	(2.0)
Issuance of stock under Employee Stock Purchase Plan	—	—	3.8	—	—	3.8
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.3	—	10.1	—	—	10.1
Repurchase of stock	(2.5)	—	(241.1)	—	(68.9)	(310.0)
Excise tax on repurchases of stock	—	—	(2.8)	—	—	(2.8)
Balance at May 4, 2024	215.7	$2.2	$—	$(45.6)	$7,355.8	$7,312.4

	13 Weeks Ended April 29, 2023
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 28, 2023	221.2	$2.2	$667.5	$(41.2)	$8,123.0	$8,751.5
Net income	—	—	—	—	299.0	299.0
Total other comprehensive loss	—	—	—	(2.8)	—	(2.8)
Issuance of stock under Employee Stock Purchase Plan	—	—	2.9	—	—	2.9
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.4	—	1.1	—	—	1.1
Repurchase of stock	(1.0)	—	(151.1)	—	—	(151.1)
Excise tax on repurchases of stock	—	—	(1.0)	—	—	(1.0)
Balance at April 29, 2023	220.6	$2.2	$519.5	$(44.0)	$8,422.0	$8,899.7

    See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(in millions)	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net income	$300.1	$299.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234.0	196.4
Provision for deferred income taxes	61.4	3.0
Stock-based compensation expense	29.6	28.3
Impairments	—	0.8
Other non-cash adjustments to net income	2.5	35.5
Changes in operating assets and liabilities:
Merchandise inventories	32.4	335.9
Other current assets	(2.8)	(7.9)
Other assets	1.5	(1.8)
Accounts payable	203.4	(301.8)
Income taxes payable	30.3	86.0
Other current liabilities	(175.9)	104.5
Other liabilities	0.9	5.2
Operating lease right-of-use assets and liabilities, net	(21.7)	(31.1)
Net cash provided by operating activities	695.7	752.0
Cash flows from investing activities:
Capital expenditures	(472.2)	(350.4)
Payments for fixed asset disposition	(0.8)	(2.3)
Net cash used in investing activities	(473.0)	(352.7)
Cash flows from financing activities:
Proceeds from stock issued pursuant to stock-based compensation plans	3.9	2.9
Cash paid for taxes on exercises/vesting of stock-based compensation	(19.5)	(27.1)
Payments for repurchase of stock	(272.2)	(143.4)
Net cash used in financing activities	(287.8)	(167.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	(65.5)	230.7
Cash, cash equivalents and restricted cash at beginning of period	757.2	711.3
Cash, cash equivalents and restricted cash at end of period	$691.7	$942.0
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$0.4	$0.4
Income taxes	$5.3	$5.6
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$346.8	$416.8
Accrued capital expenditures	$103.9	$68.6
Losses on property, plant and equipment recorded in insurance receivables	$47.0	$—
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2024. The results of operations for the 13 weeks ended May 4, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2025.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of May 4, 2024 and April 29, 2023 and the results of our operations and cash flows for the periods presented. The February 3, 2024 balance sheet information was derived from the audited consolidated financial statements as of that date.
All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars.
Note 2 - Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. We adopted ASU 2022-04 in fiscal 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which are effective on a prospective basis beginning in fiscal 2024 within the Annual Report on Form 10-K. Refer to Note 8 for a discussion of our supply chain finance program.
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
Note 3 - Contingencies
On April 28, 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We incurred losses totaling $117.0 million as of May 4, 2024, consisting of $70.0 million related to damaged inventory and $47.0 million related to property and equipment. Our distribution center insurance policies include significant property and inventory coverage and we believe the aforementioned, incurred losses will be fully offset by insurance recoveries. As the insurance receivables recorded fully offset the losses incurred, there was no net impact to the accompanying unaudited Condensed Consolidated Income Statements for the 13 weeks ended May 4, 2024.

Expected insurance recoveries for business interruption and redevelopment costs greater than the losses recognized cannot be estimated at this time.
The foregoing losses and expected insurance recoveries are based on information currently available to us. We continue to assess these estimates and will recognize any changes to these estimates in the period(s) in which they are determined. The final losses, insurance recoveries and net charges could vary from these estimates.
Legal Proceedings
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
Active Matters
DC 202-Related Matters
As previously reported by the company on its Current Report on Form 8-K filed February 26, 2024, Family Dollar Stores, LLC (“Family Dollar”), a wholly-owned subsidiary of the company, entered into a Plea Agreement (the “Plea Agreement”) resolving the U.S. Department of Justice (“DOJ”) investigation regarding rodent infestation at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related distribution of adulterated product. Subject to the terms and conditions of the Plea Agreement, Family Dollar pled guilty to a one count misdemeanor violation of the Food, Drug and Cosmetics Act for causing FDA-regulated products to become adulterated while such articles were held in DC 202. Under the Plea Agreement, Family Dollar agreed to pay $200,000 in fines and a forfeiture money judgment in the amount of $41,475,000, which relates to the value of the adulterated FDA-regulated products that were held in DC 202. The Plea Agreement was approved by the United States District Court for the Eastern District of Arkansas at a hearing on February 26, 2024. No criminal charges were brought against Dollar Tree in connection with this matter. As part of the Plea Agreement, Dollar Tree and Family Dollar agreed to certain terms relating to its compliance program including submitting certain reports to the DOJ for a three-year term.
The company previously reported a preliminary settlement of a multi-district litigation proceeding in federal court in Tennessee covering 14 putative class actions filed against us primarily related to issues associated with DC 202 described above. The claims made settlement, which received preliminary approval from the court in October 2023, provided that one class member per household may receive a $25 Family Dollar gift certificate. The period for filing a claim, opting out of the settlement or filing an objection to the settlement ended on January 9, 2024, and on April 5, 2024, the court granted final approval on the settlement. A lawsuit brought by the Attorney General for the State of Arkansas related to the sale of products from DC 202 remains pending, and the court is expected to hold a hearing on our motion to dismiss the State's claims on July 2, 2024.
As previously disclosed, we recorded charges of $56.7 million in fiscal 2023 with respect to DC 202-related matters which included the final resolution of the DOJ investigation and the now-approved settlement of the 14 putative consumer class actions. At the present time, we are unable to estimate the amount of additional incremental loss, if any, which may result when the State of Arkansas complaint is finally resolved, but we do not believe it will have a material adverse effect on our business, financial condition, or liquidity.

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
Acetaminophen Matters
Since August 2022, more than 50 personal injury cases have been filed in federal court against Dollar Tree, Family Dollar, or both, on behalf of minors alleging that their mothers took acetaminophen while pregnant, that the acetaminophen interfered with fetal development such that plaintiffs were born with autism and/or ADHD, and that we knew or should have known of the danger, had a duty to warn and failed to include appropriate warnings on the product labels. The plaintiffs seek compensatory, punitive and/or exemplary damages, restitution and disgorgement, economic damages, and attorneys’ fees and costs. These cases, which originated in Alabama, California, Florida, Georgia, Louisiana, Minnesota, Missouri, North Carolina, Kentucky, Tennessee and Texas, along with other cases against many other defendants, were consolidated into multi-district court litigation in the Southern District of New York. The court disqualified plaintiffs’ experts and, on that basis dismissed all the cases which had been filed at the time of that decision, including all cases currently filed against us. The dismissal has been appealed to the Second Circuit by plaintiffs.
Note 4 - Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 weeks ended May 4, 2024 or April 29, 2023.
Fair Value of Financial Instruments
The carrying amounts of “Cash and cash equivalents,” “Restricted cash” and “Accounts payable” as reported in the accompanying unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying values of our Revolving Credit Facility and borrowings under our commercial paper program approximate their fair values.
The aggregate fair values and carrying values of our long-term borrowings were as follows:

	May 4, 2024		February 3, 2024		April 29, 2023
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,093.9	$3,430.9	$3,140.0	$3,430.1	$3,140.1	$3,427.5
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.

Note 5 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended
(in millions, except per share data)	May 4, 2024	April 29, 2023
Basic net income per share:
Net income	$300.1	$299.0
Weighted average number of shares outstanding	217.8	221.1
Basic net income per share	$1.38	$1.35
Diluted net income per share:
Net income	$300.1	$299.0
Weighted average number of shares outstanding	217.8	221.1
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.3	0.6
Weighted average number of shares and dilutive potential shares outstanding	218.1	221.7
Diluted net income per share	$1.38	$1.35
Share-based awards of 3.1 million shares and 2.9 million shares were excluded from the calculation of diluted net income per share for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively, because their inclusion would be anti-dilutive.
Note 6 - Shareholders’ Equity
We repurchased 2,537,302 and 1,025,000 shares of common stock on the open market at a cost of $312.8 million and $152.1 million, including applicable excise tax, during the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. Of the shares repurchased during the 13 weeks ended May 4, 2024 and April 29, 2023, $37.8 million and $7.7 million, respectively, settled subsequent to May 4, 2024 and April 29, 2023, respectively, and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets. At May 4, 2024, we had $1.04 billion remaining under our existing $2.5 billion Board repurchase authorization.
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
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and ten distribution centers. The Family Dollar segment operating income includes advertising revenue, which is a component of “Other revenue” in the accompanying unaudited Condensed Consolidated Income Statements.
We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income. The CODM reviews these metrics for each of our reporting segments. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and other consists primarily of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia that are considered shared services and therefore, these selling, general and administrative costs are excluded from our two reporting business segments.

Information for our segments, as well as for corporate, support and other, including the reconciliation to income before income taxes, is as follows:

	13 Weeks Ended
(in millions)	May 4, 2024	April 29, 2023
Condensed Consolidated Income Statement Data (Unaudited):
Net sales:
Dollar Tree	$4,165.6	$3,931.7
Family Dollar	3,460.8	3,387.8
Consolidated net sales	$7,626.4	$7,319.5

Gross profit:
Dollar Tree	$1,476.5	$1,388.6
Family Dollar	871.2	841.8
Consolidated gross profit	$2,347.7	$2,230.4

Operating income (loss):
Dollar Tree	$522.3	$535.7
Family Dollar	36.9	8.8
Corporate, support and other	(138.6)	(124.8)
Consolidated operating income	420.6	419.7
Interest expense, net	24.4	25.9
Other expense, net	0.1	0.1
Income before income taxes	$396.1	$393.7

	As of
(in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Condensed Consolidated Balance Sheet Data (Unaudited):
Goodwill:
Dollar Tree	$422.8	$423.3	$423.1
Family Dollar	490.5	490.5	1,559.5
Consolidated goodwill	$913.3	$913.8	$1,982.6

Total assets:
Dollar Tree	$10,368.1	$10,315.9	$9,799.6
Family Dollar	10,928.5	11,037.0	12,746.8
Corporate, support and other	813.6	670.6	562.2
Consolidated total assets	$22,110.2	$22,023.5	$23,108.6

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended
(in millions)	May 4, 2024		April 29, 2023
Dollar Tree segment net sales by merchandise category:
Consumable	$2,092.0	50.2%	$1,887.2	48.0%
Variety	1,908.0	45.8%	1,863.6	47.4%
Seasonal	165.6	4.0%	180.9	4.6%
Total Dollar Tree segment net sales	$4,165.6	100.0%	$3,931.7	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,794.7	80.8%	$2,713.5	80.1%
Home products	227.2	6.6%	239.5	7.1%
Apparel and accessories	164.3	4.7%	163.2	4.8%
Seasonal and electronics	274.6	7.9%	271.6	8.0%
Total Family Dollar segment net sales	$3,460.8	100.0%	$3,387.8	100.0%
Note 8 - Supply Chain Finance Program
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
Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under our supply chain financing program are included within “Accounts payable” in the accompanying unaudited Condensed Consolidated Balance Sheets and within “Cash flows from operating activities” in the accompanying unaudited Condensed Consolidated Statements of Cash Flows.
Our outstanding payment obligations under this program were $60.4 million and $11.8 million as of May 4, 2024 and February 3, 2024, respectively.
Note 9 - Subsequent Events
Subsequent to the quarter ended May 4, 2024, we announced that we had initiated a formal review of strategic alternatives for the Family Dollar business segment, which could include among others, a potential sale, spin-off or other disposition of the business. There is not a set deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.

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
•Our merchandising plans and initiatives and related impacts, including those regarding product and brand assortment, merchandisable space and store layout, cooler and freezer expansions, private brand products and planogram and category resets in the Family Dollar segment, and multi-price assortments in the Dollar Tree segment;
•Our plans to add, renovate and remodel stores, including our plans relating to emerging store formats such as H2.5, rural and XSB formats for Family Dollar stores, and our expectations regarding store standards and operations, efficiency initiatives, selling square footage and the performance of those formats;
•Our expectations regarding the implementation and impact of investments in supply chain, distribution facilities, truck fleet and transportation management systems, store delivery and equipment, store appearance, wage investments and other workforce investments and goals;
•Our expectations regarding the implementation and impact of investments in our technology infrastructure and the design and implementation of internal controls around our technology transformation;
•Our plans to close, relocate or re-banner stores as a result of our store portfolio optimization review;
•Our plans and expectations regarding our review of strategic alternatives for the Family Dollar business segment;
•The potential effect of general business or economic conditions on our business and our customers, including the direct and indirect effects of inflation, interest rates and government benefits;
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
•The impacts of tornado damage to our Dollar Tree distribution center in Marietta, Oklahoma, including expectations regarding inventory and property damage, related losses, the availability of insurance coverage and expected insurance recoveries, changes within our supply chain network and our customer shopping experience;
•Our expectations regarding the impact of inflation and interest rates on our business;
•Our expectations regarding our commercial paper program, including our expected use of proceeds and repayment sources, and supply chain finance program; and
•Our cash needs, including our ability to fund our future capital expenditures and working capital requirements.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:
•Our profitability is vulnerable to increases in merchandise, shipping, freight and fuel costs, wage and benefit and other operating costs.

•Higher costs and disruptions in our distribution network could have an adverse impact on our sales and profitability.
•We may stop selling or recall certain products for safety-related or other issues.
•We could experience a decline in consumer confidence and spending because of concerns about the quality and safety of our products or our brand standards.
•Inflation or other adverse change or downturn in economic conditions could impact our sales or profitability.
•Risks associated with merchandise supply could adversely affect our financial performance.
•Our growth is dependent on our ability to increase sales in existing stores and to expand our square footage profitably.
•Our profitability is affected by the mix of products we sell.
•Our business is seasonal, and adverse events during the fourth quarter could materially affect our full-year financial results.
•Failure to protect our inventory or other assets from loss and theft may impact our financial results.
•We have risks related to the security of our facilities including risks of personal injury to customers or associates.
•We face significant pressure from competitors which may reduce our sales and profits.
•Our business could be adversely affected if we fail to manage our organizational talent and capacity, including attracting and retaining qualified associates and key personnel.
•We rely on third parties in many aspects of our business, which creates additional risk.
•We may not be successful in implementing or in anticipating the impact of important strategic initiatives, and our plans for implementing such initiatives may be altered or delayed due to various factors, which may have an adverse impact on our business and financial results.
•We could incur losses due to impairment of goodwill and other long-lived assets.
•We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems, including because of a cyberattack, could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
•The potential unauthorized access to our systems could disrupt operations or lead to the theft of data which may violate privacy laws and could damage our business reputation, subject us to negative publicity, litigation and costs, and adversely affect our results of operations or financial condition.
•Legal proceedings may adversely affect our reputation, business, results of operations or financial condition.
•Our failure to comply with applicable law, or to adequately respond to changes to such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us.
•Our business is subject to evolving disclosure requirements and expectations with respect to environmental, social and governance matters that could expose us to numerous risks.
•Our inability to access credit or capital markets, a downgrade of our credit ratings and/or increases in interest rates could negatively affect our financing costs, results of operations and financial condition.
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
Overview
We are a leading operator of more than 16,300 retail discount stores and conduct our operations through two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at $3, $4 and $5 price points. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
Quarterly Results
Financial highlights for the 13 weeks ended May 4, 2024, as compared to the 13 weeks ended April 29, 2023, include:
•Net sales increased 4.2% to $7,626.4 million, due to a 1.0% enterprise-wide comparable store net sales increase and net sales of $457.4 million at non-comparable stores.
•Gross profit, as a percentage of net sales, increased 30 basis points to 30.8%, primarily due to lower freight costs, offset partially by increased sales of higher cost consumable merchandise and higher shrink.
•Selling, general and administrative expenses, as a percentage of total revenues, increased 50 basis points to 25.3%, primarily due to an increase in temporary labor on the Dollar Tree segment to support our multi-price rollout, severance and retention-related costs for store closures on the Family Dollar segment, and higher depreciation expense, offset partially by decreases in legal costs on the Family Dollar segment.
•Operating income, as a percentage of total revenues, decreased 20 basis points to 5.5%.
•The effective tax rate increased to 24.2% compared to 24.1%.
•Net income was $300.1 million, or $1.38 per diluted share, compared to $299.0 million, or $1.35 per diluted share.

At May 4, 2024, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened during the 13 weeks ended May 4, 2024 was approximately 9,300 selling square feet for the Dollar Tree segment and 8,940 selling square feet for the Family Dollar segment. A breakdown of store counts and square footage by segment for the 13 weeks ended May 4, 2024 and April 29, 2023 is as follows:

	13 Weeks Ended
	May 4, 2024			April 29, 2023
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,415	8,359	16,774	8,134	8,206	16,340
New stores	116	41	157	32	75	107
Re-bannered stores	5	(10)	(5)	2	(1)	1
Closings	(16)	(513)	(529)	(15)	(14)	(29)
Ending	8,520	7,877	16,397	8,153	8,266	16,419
Relocations	7	13	20	6	27	33

Selling Square Feet (in millions):
Beginning	73.1	63.7	136.8	70.5	61.6	132.1
New stores	1.1	0.4	1.5	0.3	0.7	1.0
Re-bannered stores*	—	(0.1)	(0.1)	—	—	—
Closings	(0.1)	(3.9)	(4.0)	(0.1)	(0.1)	(0.2)
Relocations*	—	—	—	—	0.1	0.1
Ending	74.1	60.1	134.2	70.7	62.3	133.0
*Selling square footage impact of re-bannered or relocated stores is only provided if it equals or exceeds 0.1 million selling square feet
Stores are included as re-banners when they close or open, respectively. During the fourth quarter of fiscal 2023, we initiated a comprehensive store portfolio optimization review, including identifying stores as candidates for closure, re-bannering, or relocation. See the “Strategic Initiatives and Recent Developments” section below for additional detail.
The percentage change in comparable store net sales for the 13 weeks ended May 4, 2024, as compared with the preceding year, is as follows:

	13 Weeks Ended May 4, 2024
	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	1.0%	2.1%	(1.1)%
Dollar Tree Segment	1.7%	2.8%	(1.1)%
Family Dollar Segment	0.1%	0.9%	(0.8)%
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

Net sales per selling square foot for the 52 weeks ended May 4, 2024 and April 29, 2023 is as follows:

	52 Weeks Ended
	May 4, 2024			April 29, 2023
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Net sales per selling square foot	$235	$227	$231	$221	$216	$219
For the 52 weeks ended May 4, 2024, Family Dollar’s net sales per selling square foot includes net sales for the stores that were closed in connection with the store portfolio optimization review in the numerator of the calculation, but the related selling square footage as of May 4, 2024 is excluded from the denominator of the calculation which represents the average selling square footage for the 52-week period. See our “Strategic Initiatives and Recent Developments” below for more information on the initiatives that are driving our comparable store net sales growth and net sales per selling square foot growth.
Strategic Initiatives and Recent Developments
We continue to execute on a number of strategic initiatives across the Dollar Tree and Family Dollar segments to drive productive sales growth, improve operating efficiency, invest in technology, and expand our culture of service to our associates. These initiatives include, among others, the following.
Dollar Tree Merchandising. We continue to expand our brand assortment at the $1.25 price point to provide greater value to our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with the introduction of $3 and $5 Dollar Tree Plus product in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product. We are currently taking actions to improve operating efficiencies and prepare for expanded multi-price products within our stores, including raising shelf heights, implementing space productivity, and rightsizing assortments. In fiscal 2024, we expect to expand our multi-price assortment in approximately 3,000 stores.
Family Dollar Merchandising. Our store design initiatives at Family Dollar provide significantly improved merchandise offerings and establish a minimum number of cooler doors. We tailor space and assortment to local demographics with emerging formats including H2.5, our primary store format with optimized layout and expanded frozen and refrigerated doors; larger rural stores where assortments may include Dollar Tree product; and XSB (Extra Small Box), which adds elements of H2.5 optimized to our smaller stores, particularly in urban markets. As of May 4, 2024, we have more than 2,050 stores across these three formats.
Across all of Family Dollar’s formats we are expanding our SKUs, continuing to add cooler doors, increasing our standard shelf profile, and implementing planogram and category resets. We continue to introduce new private brands at Family Dollar, convert control brands to private brands and align our “Family” brand message across key categories.
Store Portfolio Optimization and Family Dollar Strategic Alternatives Reviews. Additionally, during the fourth quarter of fiscal 2023, we announced that we had initiated a comprehensive store portfolio optimization review which involved identifying stores for closure, relocation or re-bannering based on an evaluation of current market conditions and individual store performance, among other factors. As a result of the portfolio optimization review, we identified approximately 970 underperforming Family Dollar stores, including approximately 600 stores to be closed in the first half of fiscal 2024, and approximately 370 stores to be closed at the end of each store's current lease term. As of May 4, 2024, we have closed approximately 550 stores identified under the portfolio optimization review and expect to close an additional 150 during the remainder of fiscal 2024.
Subsequent to the quarter ended May 4, 2024, we announced that we had initiated a formal review of strategic alternatives for the Family Dollar business segment, which could include among others, a potential sale, spin-off or other disposition of the business. There is not a set deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.
Our Workforce & Our Workplace. Across both of our segments, we are investing in our talent, including initiatives to provide competitive pay and benefits, enhanced training, and attractive career opportunities to deliver an enhanced associate experience, reduce turnover, and improve our store standards and efficiencies and ultimately the customer experience. Additional initiatives include projects to optimize and modernize our stores, with a focus on improving store appearance, delivering consistent experiences across all stores, and driving positive sales trends.
Supply Chain Optimization. Our supply chain initiatives include enhancing our distribution and transportation network, including investments in our truck fleet, transportation management systems, a new distribution center with enhanced automation to improve efficiency, and a new RotaCart delivery process to streamline the truck unloading and store delivery process. Significant investments are also underway to improve climate control conditions in our distribution centers.

Technology Investment. We continue our multi-year plan for significant investment in our technology across our business, including our store network and point-of-sale, merchandising and supply chain. We believe these improvements can promote operational efficiencies and deliver an elevated customer experience.
Marietta, Oklahoma Distribution Center. On April 28, 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We have pivoted our supply chain network to deliver product to the approximately 600 Marietta-serviced Dollar Tree stores, and we expect that these efforts will limit disruption to the Dollar Tree shopping experience. We anticipate incurring additional costs within our supply chain as a result of servicing these impacted stores, including additional stem miles for delivered product and outside storage, and expect such costs to negatively impact gross margin in the near term.
Results of Operations
Our results of operations and period-over-period changes are discussed in the following section. Note that gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The cost of sales rate is calculated by dividing cost of sales by net sales. The selling, general and administrative expense rate, operating income margin and net income margin are calculated by dividing the applicable amount by total revenue. Basis points, as referred to below, are a percentage of net sales for expense categories within gross profit and cost of sales, and are a percentage of total revenue for all other expense categories. A 100 basis point increase equals 1.00% and a 1 basis point increase equals 0.01%.
The following table contains results of operations data for the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 Weeks Ended
(in millions, except percentages)	May 4, 2024	April 29, 2023
Revenues
Net sales	$7,626.4	$7,319.5
Other revenue	6.4	4.3
Total revenue	7,632.8	7,323.8
Expenses
Cost of sales	5,278.7	5,089.1
Selling, general and administrative expenses	1,933.5	1,815.0
Operating income	420.6	419.7
Interest expense, net	24.4	25.9
Other expense, net	0.1	0.1
Income before income taxes	396.1	393.7
Provision for income taxes	96.0	94.7
Net income	$300.1	$299.0

Gross profit margin	30.8%	30.5%
Selling, general and administrative expense rate	25.3%	24.8%
Operating income margin	5.5%	5.7%
Interest expense, net as a percentage of total revenue	0.3%	0.4%
Income before income taxes as percentage of total revenue	5.2%	5.4%
Effective tax rate	24.2%	24.1%
Net income margin	3.9%	4.1%
Net Sales

	13 Weeks Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Percentage Change
Net sales	$7,626.4	$7,319.5	4.2%
Comparable store net sales change	1.0%	4.8%

The increase in net sales in the 13 weeks ended May 4, 2024 was a result of the comparable store net sales increases in the Dollar Tree and Family Dollar segments, and net sales of $457.4 million at non-comparable stores. For the 13 weeks ended May 4, 2024, net sales at non-comparable stores include sales from the Family Dollar stores that were closed under the portfolio optimization review in the first quarter of this year.
Enterprise comparable store net sales increased 1.0% in the 13 weeks ended May 4, 2024, as a result of a 2.1% increase in customer traffic, partially offset by a 1.1% decrease in average ticket. Comparable store net sales increased 1.7% in the Dollar Tree segment and increased 0.1% in the Family Dollar segment. The low single-digit comparable store net sales increase was primarily impacted by the Easter calendar shift to earlier in the quarter this year and a softer than expected sell through. In addition, the macro environment continues to impact our customers due to the impact of inflationary pressures, higher interest rates, and reduced government benefits.
Gross Profit

	13 Weeks Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Percentage Change
Gross profit	$2,347.7	$2,230.4	5.3%
Gross profit margin	30.8%	30.5%	0.3%
Gross profit margin increased during the 13 weeks ended May 4, 2024 due to a 30 basis point decrease in cost of sales. The cost of sales rate decreased to 69.2% during the 13 weeks ended May 4, 2024 from 69.5% during the same period last year primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise and increased shrink costs due to unfavorable physical inventory results.
Selling, General and Administrative Expenses

	13 Weeks Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Percentage Change
Selling, general and administrative expenses	$1,933.5	$1,815.0	6.5%
Selling, general and administrative expense rate	25.3%	24.8%	0.5%
The selling, general and administrative expense rate increased 50 basis points primarily due to temporary labor on the Dollar Tree segment to support our multi-price rollout, higher depreciation expense from store investments and loss of leverage from the low-single digit comparable store net sales increase, and severance and retention-related expenses for Family Dollar stores closed in connection with the portfolio optimization review in the first quarter of this year. The increases were partially offset by a decrease in legal costs as the prior year quarter included a $30.0 million accrual for DC 202-related legal matters on the Family Dollar segment.
Operating Income

	13 Weeks Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Percentage Change
Operating income	$420.6	$419.7	0.2%
Operating income margin	5.5%	5.7%	(0.2)%
Operating income margin decreased to 5.5% for the 13 weeks ended May 4, 2024 compared to 5.7% for the same period last year, resulting from the increase in the selling, general and administrative expense rate, partially offset by the increase in gross profit margin, as described above.

Interest Expense, Net

	13 Weeks Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Percentage Change
Interest expense, net	$24.4	$25.9	(5.8)%
Interest expense, net decreased $1.5 million in the 13 weeks ended May 4, 2024 compared to the same period last year, resulting from higher interest income earned on investments.
Provision for Income Taxes

	13 Weeks Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Percentage Change
Provision for income taxes	$96.0	$94.7	1.4%
Effective tax rate	24.2%	24.1%	0.1%
The effective tax rate was 24.2% for the 13 weeks ended May 4, 2024 compared to 24.1% for the comparable prior year period, resulting from higher tax expense in the current year related to restricted stock vesting, partially offset by lower non-deductible expenses.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Percentage Change
Net sales	$4,165.6	$3,931.7	5.9%
Gross profit	1,476.5	1,388.6	6.3%
Gross profit margin	35.4%	35.3%	0.1%
Operating income	$522.3	$535.7	(2.5)%
Operating income margin	12.5%	13.6%	(1.1)%
Net sales for the Dollar Tree segment increased $233.9 million, or 5.9%, during the 13 weeks ended May 4, 2024 compared to the same period last year due to an increase in comparable store net sales of 1.7%, and net sales of $184.7 million at non-comparable stores. Customer traffic increased 2.8% and average ticket decreased 1.1%.
Gross profit margin in the Dollar Tree segment increased to 35.4% during the 13 weeks ended May 4, 2024 from 35.3% during the same period last year due to a 10 basis point decrease in cost of sales. The cost of sales rate decreased to 64.6% during the 13 weeks ended May 4, 2024 from 64.7% during the same period last year primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise and increased shrink costs resulting from unfavorable physical inventory results.
Operating income margin for the Dollar Tree segment decreased to 12.5% during the 13 weeks ended May 4, 2024 from 13.6% during the same period last year as a result of an increase in the selling, general and administrative expense rate, partially offset by the gross profit margin increase noted above. The selling, general and administrative expense rate increased 120 basis points primarily due to temporary labor to support our multi-price rollout, higher depreciation expense from store investments and loss of leverage from the low-single digit comparable store net sales increase.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Percentage Change
Net sales	$3,460.8	$3,387.8	2.2%
Gross profit	871.2	841.8	3.5%
Gross profit margin	25.2%	24.8%	0.4%
Operating income	$36.9	$8.8	319.3%
Operating income margin	1.1%	0.3%	0.8%
Net sales for the Family Dollar segment increased $73.0 million, or 2.2%, during the 13 weeks ended May 4, 2024 compared to the same period last year due to an increase in comparable store net sales of 0.1%, and net sales of $272.7 million at non-comparable stores. For the 13 weeks ended May 4, 2024, net sales at non-comparable stores include sales from the stores that were closed under the portfolio optimization review in the first quarter of this year. Customer traffic increased 0.9% and average ticket decreased 0.8%.
Gross profit margin in the Family Dollar segment increased to 25.2% during the 13 weeks ended May 4, 2024 from 24.8% during the same period last year due to a 40 basis point decrease in cost of sales. The cost of sales rate decreased to 74.8% during the 13 weeks ended May 4, 2024 from 75.2% during the same period last year primarily due to lower freight costs, partially offset by cost increases due to inflation and increased sales of higher cost consumable merchandise.
Operating income margin for the Family Dollar segment increased to 1.1% during the 13 weeks ended May 4, 2024 from 0.3% during the same period last year resulting from the increase in gross profit margin noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased 40 basis points primarily due to a decrease in legal costs as the prior year quarter included a $30.0 million accrual for DC 202-related legal matters. The decrease was partially offset by severance and retention-related expenses for stores closed in connection with the portfolio optimization review in the first quarter of this year, higher depreciation expense from store investments and loss of leverage from the low comparable store net sales increase.
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
The following table compares cash flow-related information for the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 Weeks Ended
(in millions)	May 4, 2024	April 29, 2023
Net cash provided by (used in):
Operating activities	$695.7	$752.0
Investing activities	(473.0)	(352.7)
Financing activities	(287.8)	(167.6)
Net cash provided by operating activities decreased $56.3 million primarily due to inventory levels decreasing at a lower rate compared to the prior year and decreases in other current liabilities, partially offset by increases in accounts payable.
Net cash used in investing activities increased $120.3 million due to higher capital expenditures in the current year.
Net cash used in financing activities increased $120.2 million primarily due to higher payments for stock repurchases in the current year.
At May 4, 2024, our long-term borrowings were $3.45 billion and we had $1.5 billion available under our Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $4.1 million. We also have a commercial paper program under which we may issue unsecured commercial paper notes up to an aggregate amount outstanding at any time of $1.5 billion. Our Revolving Credit Facility serves as a liquidity backstop for the repayment of notes outstanding under the program. As of May 4, 2024, there were no notes outstanding under the commercial paper program. Additionally, we have $355.0 million in trade letters of credit with various financial institutions, under which $48.8 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 4, 2024.
We repurchased 2,537,302 and 1,025,000 shares of common stock on the open market at a cost of $312.8 million and $152.1 million, including applicable excise tax, during the 13 weeks ended May 4, 2024 and April 29, 2023, respectively. Of the shares repurchased during the 13 weeks ended May 4, 2024 and April 29, 2023, $37.8 million and $7.7 million, respectively, settled subsequent to May 4, 2024 and April 29, 2023, respectively, and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets. At May 4, 2024, we had $1.04 billion remaining under our existing $2.5 billion Board repurchase authorization.
Critical Accounting Estimates and Assumptions
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results could be significantly different from these estimates.
Refer to Note 2 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for a summary of our significant accounting policies.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility and borrowings under our commercial paper program. At May 4, 2024, there were no borrowings outstanding under the Revolving Credit Facility or the commercial paper program.
Inflation Risk
The primary inflationary factors impacting our business include changes to the costs of merchandise, transportation (including the cost of diesel fuel), and labor. If these inflationary pressures become significant, we may not be able to fully offset such higher costs through price increases on the Family Dollar segment or through adjustments to our product assortment, improvements in operational efficiencies or increases in our comparable store net sales on the Dollar Tree segment. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 4, 2024, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
We are undergoing a multi-year technology transformation which includes updating our core merchandise, warehouse management, point-of-sale, and human capital management systems. These updates are expected to continue over the next few years and management will continue to evaluate the design and implementation of our internal controls over financial reporting as the transformation continues. There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, please see Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2024 or in the future as disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the first quarter of 2024:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
February 4, 2024 - March 2, 2024	—	$—	—	$1,352.4
March 3, 2024 - April 6, 2024	—	—	—	1,352.4
April 7, 2024 - May 4, 2024	2,537,302	122.21	2,537,302	1,042.3
Total	2,537,302	$122.21	2,537,302	$1,042.3
As of May 4, 2024, we had $1.04 billion remaining under our existing $2.5 billion Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended May 4, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective September 19, 2023	8-K	3.1	9/20/2023
10.1	Plea Agreement, dated February 26, 2024. *Schedules and other similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby agree to furnish a copy of any omitted schedules or other similar attachments to the U.S. Securities and Exchange Commission upon request.	8-K	10.1	2/26/2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended May 4, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended May 4, 2024, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	June 5, 2024	By:	/s/ Jeffrey A. Davis
Jeffrey A. Davis
Chief Financial Officer
(On behalf of the registrant and as principal financial officer)