Form 10-Q
period 2024-08-03
DOLLAR TREE, INC.
filed 2024-09-04
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
As of August 30, 2024, there were 214,992,119 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$7,372.7	$7,320.1	$14,999.1	$14,639.6
Other revenue	6.1	5.2	12.5	9.5
Total revenue	7,378.8	7,325.3	15,011.6	14,649.1
Cost of sales	5,158.2	5,185.4	10,436.9	10,274.5
Selling, general and administrative expenses	2,017.5	1,852.1	3,951.0	3,667.1
Operating income	203.1	287.8	623.7	707.5
Interest expense, net	28.9	24.2	53.3	50.1
Other (income) expense, net	—	(0.1)	0.1	—
Income before income taxes	174.2	263.7	570.3	657.4
Provision for income taxes	41.8	63.3	137.8	158.0
Net income	$132.4	$200.4	$432.5	$499.4
Basic net income per share of common stock	$0.62	$0.91	$2.00	$2.26
Diluted net income per share of common stock	$0.62	$0.91	$2.00	$2.26

Weighted average common shares outstanding:
Basic	215.0	220.1	216.4	220.6
Diluted	215.2	220.5	216.7	221.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income	$132.4	$200.4	$432.5	$499.4

Foreign currency translation adjustments	(3.4)	3.9	(5.4)	1.1

Total comprehensive income	$129.0	$204.3	$427.1	$500.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value and share data)	August 3, 2024	February 3, 2024	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$570.3	$684.9	$512.7
Merchandise inventories	5,101.6	5,112.8	5,329.4
Other current assets	420.4	335.0	315.3
Total current assets	6,092.3	6,132.7	6,157.4
Restricted cash	74.1	72.3	70.1
Property, plant and equipment, net of accumulated depreciation of $6,860.4, $6,631.4 and $6,361.6, respectively	6,533.1	6,144.1	5,359.2
Operating lease right-of-use assets	6,699.6	6,488.3	6,670.9
Goodwill	913.0	913.8	1,983.3
Trade name intangible asset	2,150.0	2,150.0	3,100.0
Deferred tax asset	7.5	9.0	13.1
Other assets	147.0	113.3	74.0
Total assets	$22,616.6	$22,023.5	$23,428.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$249.8	$—	$—
Current portion of long-term debt	1,000.0	—	—
Current portion of operating lease liabilities	1,536.5	1,513.0	1,478.6
Accounts payable	2,236.1	2,063.8	1,776.4
Income taxes payable	0.4	52.7	10.0
Other current liabilities	977.1	1,067.2	885.3
Total current liabilities	5,999.9	4,696.7	4,150.3
Long-term debt, net, excluding current portion	2,428.7	3,426.3	3,423.9
Operating lease liabilities, long-term	5,582.6	5,447.6	5,447.8
Deferred income taxes, net	916.7	841.1	1,107.6
Income taxes payable, long-term	19.3	22.0	18.1
Other liabilities	289.9	276.7	249.3
Total liabilities	15,237.1	14,710.4	14,397.0
Contingencies (Note 3)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 214,985,820, 217,907,206 and 219,918,166 shares issued and outstanding, respectively	2.2	2.2	2.2
Additional paid-in capital	22.2	229.9	446.5
Accumulated other comprehensive loss	(49.0)	(43.6)	(40.1)
Retained earnings	7,404.1	7,124.6	8,622.4
Total shareholders’ equity	7,379.5	7,313.1	9,031.0
Total liabilities and shareholders’ equity	$22,616.6	$22,023.5	$23,428.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended August 3, 2024
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at May 4, 2024	215.7	$2.2	$—	$(45.6)	$7,355.8	$7,312.4
Net income	—	—	—	—	132.4	132.4
Total other comprehensive loss	—	—	—	(3.4)	—	(3.4)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	1.8	—	—	1.8
Stock-based compensation, net	—	—	27.1	—	—	27.1
Repurchase of stock	(0.8)	—	(5.9)	—	(84.1)	(90.0)
Excise tax on repurchases of stock	—	—	(0.8)	—	—	(0.8)
Balance at August 3, 2024	215.0	$2.2	$22.2	$(49.0)	$7,404.1	$7,379.5

	26 Weeks Ended August 3, 2024
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 3, 2024	217.9	$2.2	$229.9	$(43.6)	$7,124.6	$7,313.1
Net income	—	—	—	—	432.5	432.5
Total other comprehensive loss	—	—	—	(5.4)	—	(5.4)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	5.6	—	—	5.6
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.3	—	37.2	—	—	37.2
Repurchase of stock	(3.3)	—	(247.0)	—	(153.0)	(400.0)
Excise tax on repurchases of stock	—	—	(3.6)	—	—	(3.6)
Balance at August 3, 2024	215.0	$2.2	$22.2	$(49.0)	$7,404.1	$7,379.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont.)
(Unaudited)

	13 Weeks Ended July 29, 2023
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at April 29, 2023	220.6	$2.2	$519.5	$(44.0)	$8,422.0	$8,899.7
Net income	—	—	—	—	200.4	200.4
Total other comprehensive income	—	—	—	3.9	—	3.9
Issuance of stock under Employee Stock Purchase Plan	—	—	2.5	—	—	2.5
Stock-based compensation, net	—	—	24.4	—	—	24.4
Repurchase of stock	(0.7)	—	(98.9)	—	—	(98.9)
Excise tax on repurchases of stock	—	—	(1.0)	—	—	(1.0)
Balance at July 29, 2023	219.9	$2.2	$446.5	$(40.1)	$8,622.4	$9,031.0

	26 Weeks Ended July 29, 2023
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at January 28, 2023	221.2	$2.2	$667.5	$(41.2)	$8,123.0	$8,751.5
Net income	—	—	—	—	499.4	499.4
Total other comprehensive income	—	—	—	1.1	—	1.1
Issuance of stock under Employee Stock Purchase Plan	—	—	5.4	—	—	5.4
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.4	—	25.5	—	—	25.5
Repurchase of stock	(1.7)	—	(250.0)	—	—	(250.0)
Excise tax on repurchases of stock	—	—	(2.0)	—	—	(2.0)
Balance at July 29, 2023	219.9	$2.2	$446.5	$(40.1)	$8,622.4	$9,031.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(in millions)	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net income	$432.5	$499.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480.6	399.0
Provision for deferred income taxes	76.7	3.8
Stock-based compensation expense	57.5	53.2
Impairments	0.2	1.3
Other non-cash adjustments to net income	5.4	38.6
Changes in operating assets and liabilities:
Merchandise inventories	(16.5)	120.5
Income taxes receivable	—	(22.0)
Other current assets	(39.3)	(18.5)
Other assets	(34.1)	(15.9)
Accounts payable	173.1	(123.8)
Income taxes payable	(52.2)	(48.0)
Other current liabilities	(33.7)	35.7
Other liabilities	10.7	4.8
Operating lease right-of-use assets and liabilities, net	(58.3)	(4.3)
Net cash provided by operating activities	1,002.6	923.8
Cash flows from investing activities:
Capital expenditures	(972.9)	(775.8)
Proceeds from insurance recoveries	25.8	—
Payments for fixed asset disposition	(2.9)	(5.2)
Net cash used in investing activities	(950.0)	(781.0)
Cash flows from financing activities:
Net proceeds from commercial paper notes	249.7	—
Proceeds from stock issued pursuant to stock-based compensation plans	5.7	5.5
Cash paid for taxes on exercises/vesting of stock-based compensation	(20.3)	(27.7)
Payments for repurchase of stock	(400.0)	(250.0)
Net cash used in financing activities	(164.9)	(272.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	0.9
Net decrease in cash, cash equivalents and restricted cash	(112.8)	(128.5)
Cash, cash equivalents and restricted cash at beginning of period	757.2	711.3
Cash, cash equivalents and restricted cash at end of period	$644.4	$582.8
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$67.1	$64.5
Income taxes	$115.6	$223.6
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$953.5	$959.7
Accrued capital expenditures	$78.7	$86.3
Losses on property, plant and equipment recorded in insurance receivables	$20.9	$—
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2024. The results of operations for the 13 and 26 weeks ended August 3, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2025.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of August 3, 2024 and July 29, 2023 and the results of our operations and cash flows for the periods presented. The February 3, 2024 balance sheet information was derived from the audited consolidated financial statements as of that date.
All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars.
Note 2 - Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. We adopted ASU 2022-04 in fiscal 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which are effective on a prospective basis beginning in fiscal 2024 within the Annual Report on Form 10-K. Refer to Note 9 for a discussion of our supply chain finance program.
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
Note 3 - Contingencies
On April 28, 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We incurred losses totaling $117.0 million in the first quarter of fiscal 2024, consisting of $70.0 million related to damaged inventory and $47.0 million related to property and equipment. These losses were fully offset by insurance receivables. As of August 3, 2024, we have received insurance proceeds totaling $70.8 million, including $45.0 million related to damaged inventory and $25.8 million related to damaged property and equipment. We expect that the remaining inventory losses and property and equipment losses will be fully offset by insurance recoveries under our distribution center insurance policies.

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
Resolved Matters
DC 202-Related Matters
As previously reported by the company on its Current Report on Form 8-K filed February 26, 2024, its Annual Report on Form 10-K filed March 20, 2024 and its Quarterly Report on Form 10-Q filed June 5, 2024, Family Dollar Stores, LLC (“Family Dollar”), a wholly-owned subsidiary of the company, has resolved a number of related matters connected to a past rodent infestation at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and recorded charges of $56.7 million in fiscal 2023 with respect to such matters. We do not believe any remaining matters associated with DC 202 will have a material adverse effect on our business, financial condition, or liquidity.

Note 4 - Short-Term Borrowings and Long-Term Debt
As of August 3, 2024, $250.0 million principal amount of notes were outstanding under our commercial paper program, with a weighted-average interest rate of 5.5%. There were no short-term borrowings outstanding at February 3, 2024 or July 29, 2023.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 or 26 weeks ended August 3, 2024 or July 29, 2023.
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
The aggregate fair values and carrying values of our long-term borrowings, including current portion, were as follows:

	August 3, 2024		February 3, 2024		July 29, 2023
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,184.1	$3,431.8	$3,140.0	$3,430.1	$3,087.4	$3,428.3
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 6 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Basic net income per share:
Net income	$132.4	$200.4	$432.5	$499.4
Weighted average number of shares outstanding	215.0	220.1	216.4	220.6
Basic net income per share	$0.62	$0.91	$2.00	$2.26
Diluted net income per share:
Net income	$132.4	$200.4	$432.5	$499.4
Weighted average number of shares outstanding	215.0	220.1	216.4	220.6
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.2	0.4	0.3	0.5
Weighted average number of shares and dilutive potential shares outstanding	215.2	220.5	216.7	221.1
Diluted net income per share	$0.62	$0.91	$2.00	$2.26
Share-based awards of 3.4 million shares and 3.1 million shares were excluded from the calculation of diluted net income per share for the 13 and 26 weeks ended August 3, 2024, respectively, because their inclusion would be anti-dilutive. Share-based awards of 2.4 million shares and 3.0 million shares were excluded from the calculation of diluted net income per share for the 13 and 26 weeks ended July 29, 2023, respectively, because their inclusion would be anti-dilutive.

Note 7 - Shareholders’ Equity
We repurchased 746,535 and 3,283,837 shares of common stock on the open market at a cost of $90.8 million and $403.6 million, including applicable excise tax, during the 13 and 26 weeks ended August 3, 2024, respectively. We repurchased 703,713 and 1,728,713 shares of common stock on the open market at a cost of $99.9 million and $252.0 million, including applicable excise tax, during the 13 and 26 weeks ended July 29, 2023, respectively. At August 3, 2024, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
Note 8 - Segments and Disaggregated Revenue
We operate more than 16,300 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our CODM regularly reviews to analyze performance and allocate resources.
The Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. The Dollar Tree segment includes our operations under the “Dollar Tree” and “Dollar Tree Canada” brands, 15 distribution centers in the United States and two distribution centers in Canada.
The Family Dollar segment operates a chain of general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. The Family Dollar segment consists of our operations under the “Family Dollar” brand and ten distribution centers. The Family Dollar segment operating income (loss) includes advertising revenue, which is a component of “Other revenue” in the accompanying unaudited Condensed Consolidated Income Statements. On June 5, 2024, we announced that we had initiated a formal review of strategic alternatives for the Family Dollar business segment, which could include among others, a potential sale, spin-off or other disposition of the business. There is not a set deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.
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

Information for our segments, as well as for corporate, support and other, including the reconciliation to income before income taxes, is as follows:

	13 Weeks Ended		26 Weeks Ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Condensed Consolidated Income Statement Data (Unaudited):
Net sales:
Dollar Tree	$4,065.5	$3,873.4	$8,231.1	$7,805.1
Family Dollar	3,307.2	3,446.7	6,768.0	6,834.5
Consolidated net sales	$7,372.7	$7,320.1	$14,999.1	$14,639.6

Gross profit:
Dollar Tree	$1,391.3	$1,293.3	$2,867.8	$2,681.9
Family Dollar	823.2	841.4	1,694.4	1,683.2
Consolidated gross profit	$2,214.5	$2,134.7	$4,562.2	$4,365.1

Operating income (loss):
Dollar Tree	$342.0	$397.8	$864.3	$933.5
Family Dollar	(14.6)	11.8	22.3	20.6
Corporate, support and other	(124.3)	(121.8)	(262.9)	(246.6)
Consolidated operating income	203.1	287.8	623.7	707.5
Interest expense, net	28.9	24.2	53.3	50.1
Other (income) expense, net	—	(0.1)	0.1	—
Income before income taxes	$174.2	$263.7	$570.3	$657.4

	As of
(in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Condensed Consolidated Balance Sheet Data (Unaudited):
Goodwill:
Dollar Tree	$422.5	$423.3	$423.8
Family Dollar	490.5	490.5	1,559.5
Consolidated goodwill	$913.0	$913.8	$1,983.3

Total assets:
Dollar Tree	$10,901.2	$10,315.9	$9,742.9
Family Dollar	10,922.1	11,037.0	13,065.0
Corporate, support and other	793.3	670.6	620.1
Consolidated total assets	$22,616.6	$22,023.5	$23,428.0

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				26 Weeks Ended
(in millions)	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
Dollar Tree segment net sales by merchandise category:
Consumable	$2,058.4	50.6%	$1,880.9	48.5%	$4,150.4	50.4%	$3,768.1	48.3%
Variety	1,992.1	49.0%	1,981.8	51.2%	3,900.1	47.4%	3,845.4	49.3%
Seasonal	15.0	0.4%	10.7	0.3%	180.6	2.2%	191.6	2.4%
Total Dollar Tree segment net sales	$4,065.5	100.0%	$3,873.4	100.0%	$8,231.1	100.0%	$7,805.1	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,652.7	80.2%	$2,741.9	79.6%	$5,447.4	80.5%	$5,455.4	79.8%
Home products	203.2	6.1%	223.0	6.5%	430.4	6.4%	462.5	6.8%
Apparel and accessories	167.8	5.1%	174.4	5.0%	332.1	4.9%	337.6	4.9%
Seasonal and electronics	283.5	8.6%	307.4	8.9%	558.1	8.2%	579.0	8.5%
Total Family Dollar segment net sales	$3,307.2	100.0%	$3,446.7	100.0%	$6,768.0	100.0%	$6,834.5	100.0%
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
Our outstanding payment obligations under this program were $145.2 million and $11.8 million as of August 3, 2024 and February 3, 2024, respectively.

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
•Our expectations regarding the implementation and impact of investments in our technology and the design and implementation of internal controls around our technology transformation;
•Our plans to close, relocate or re-banner stores as a result of our store portfolio optimization review;
•Our plans and expectations regarding our review of strategic alternatives for the Family Dollar business segment;
•The potential effect of general business or economic conditions on our business and our customers, including the direct and indirect effects of inflation and interest rates on our sales and our operating costs and income;
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
•The impacts of tornado damage to our Dollar Tree distribution center in Marietta, Oklahoma, including expectations regarding inventory and property losses, the availability of insurance coverage and expected insurance recoveries, changes within our supply chain network and our customer shopping experience;
•Risks related to inflation and interest rates;
•Our expectations regarding our commercial paper program and supply chain finance program;
•Our liquidity and cash needs, including our ability to fund our future capital expenditures and working capital requirements; and
•Management’s estimates associated with our critical accounting estimates, including self-insurance liabilities for general liability claims.
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
•Legal proceedings may adversely affect our reputation and business, and higher costs related to reimbursing, settling, or litigating claims may impact our results of operations or financial condition.
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
Overview
We are a leading operator of more than 16,300 retail discount stores and conduct our operations through two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores. Second is the performance of stores once they are open which can be impacted by a number of factors including operational performance, competition, inflation, consumer buying preference and changes in the product assortment, pricing, or quality. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded, relocated or remodeled during the period in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. Stores that have been re-bannered (i.e., Family Dollar stores converted to Dollar Tree stores, or vice versa) are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the new brand. Sales that are excluded from the calculation of comparable store net sales are referred to as non-comparable store sales and consist of sales from new stores open fifteen months or less and stores that are closed permanently or expected to be closed for more than 90 days.
Quarterly Results
Financial highlights for the 13 weeks ended August 3, 2024, as compared to the 13 weeks ended July 29, 2023, include:
•Net sales increased 0.7% to $7,372.7 million, primarily due to a 0.7% enterprise-wide comparable store net sales increase.
•Gross profit, as a percentage of net sales, increased 80 basis points to 30.0%, primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise, and increased occupancy and distribution costs.
•Selling, general and administrative expenses, as a percentage of total revenues, increased 200 basis points to 27.3%, primarily due to unfavorable development of general liability claims, higher depreciation expense from store investments, increases in temporary labor on the Dollar Tree segment to support our multi-price rollout, and the loss of leverage from the low single-digit comparable store net sales increase, partially offset by lower incentive compensation.
•Operating income, as a percentage of total revenues, decreased 110 basis points to 2.8%.
•The effective tax rate was 24.0% and remained unchanged as compared to the prior year quarter.
•Net income was $132.4 million, or $0.62 per diluted share, compared to $200.4 million, or $0.91 per diluted share.

At August 3, 2024, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened during the 26 weeks ended August 3, 2024 was approximately 9,330 selling square feet for the Dollar Tree segment and 8,840 selling square feet for the Family Dollar segment. A breakdown of store counts and square footage by segment for the 26 weeks ended August 3, 2024 and July 29, 2023 is as follows:

	26 Weeks Ended
	August 3, 2024			July 29, 2023
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,415	8,359	16,774	8,134	8,206	16,340
New stores	243	69	312	80	145	225
Re-bannered stores	8	(10)	(2)	4	(1)	3
Closings	(39)	(657)	(696)	(41)	(51)	(92)
Ending	8,627	7,761	16,388	8,177	8,299	16,476
Relocations	13	19	32	16	48	64

Selling Square Feet (in millions):
Beginning	73.1	63.7	136.8	70.5	61.6	132.1
New stores	2.3	0.6	2.9	0.7	1.4	2.1
Re-bannered stores*	0.1	(0.1)	—	—	—	—
Closings	(0.3)	(5.0)	(5.3)	(0.3)	(0.3)	(0.6)
Relocations*	—	0.1	0.1	—	0.1	0.1
Ending	75.2	59.3	134.5	70.9	62.8	133.7
*Selling square footage impact of re-bannered or relocated stores is only provided if it equals or exceeds 0.1 million selling square feet.
The store counts above do not include new stores until they are opened for sales. Stores are included as re-banners when they close or open, respectively. During the fourth quarter of fiscal 2023, we initiated a comprehensive store portfolio optimization review, including identifying stores as candidates for closure, re-bannering, or relocation. See the “Strategic Initiatives and Recent Developments” section below for additional detail.
The percentage change in comparable store net sales for the 13 and 26 weeks ended August 3, 2024, as compared with the preceding year, is as follows:

	13 Weeks Ended August 3, 2024			26 Weeks Ended August 3, 2024
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	0.7%	1.1%	(0.5)%	0.8%	1.6%	(0.8)%
Dollar Tree Segment	1.3%	1.4%	(0.1)%	1.5%	2.1%	(0.6)%
Family Dollar Segment	(0.1)%	0.7%	(0.8)%	—%	0.8%	(0.8)%
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

Net sales per selling square foot for the 52 weeks ended August 3, 2024 and July 29, 2023 is as follows:

	52 Weeks Ended
	August 3, 2024			July 29, 2023
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Net sales per selling square foot	$235	$225	$231	$225	$218	$222
For the 52 weeks ended August 3, 2024, Family Dollar’s net sales per selling square foot includes net sales for the stores that were closed in connection with the store portfolio optimization review in the numerator of the calculation, but the related selling square footage as of August 3, 2024 is excluded from the denominator of the calculation which represents the average selling square footage for the 52-week period. See our “Strategic Initiatives and Recent Developments” below for more information on the initiatives that are driving our comparable store net sales growth and net sales per selling square foot growth.
Strategic Initiatives and Recent Developments
We continue to execute on a number of strategic initiatives across the Dollar Tree and Family Dollar segments to drive productive sales growth, improve operating efficiency, invest in technology, and expand our culture of service to our associates. These initiatives include, among others, the following.
Dollar Tree Merchandising. We continue to expand our brand assortment at the $1.25 price point to provide greater value to our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with the introduction of $3 and $5 Dollar Tree Plus product in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product at varying price points. We are currently taking actions to improve operating efficiencies and prepare for expanded multi-price products within our stores, including raising shelf heights, implementing space productivity, and rightsizing assortments. As of August 3, 2024, we have expanded our multi-price assortment in approximately 1,600 stores.
99 Cents Only Stores Acquisition. During the second quarter of fiscal 2024, we acquired designation rights for up to 170 leases of 99 Cents Only Stores across Arizona, California, Nevada and Texas. The designation rights were acquired following the bankruptcy of 99 Cents Only Stores, which provided us an attractive opportunity to secure leases in priority markets. We have secured the leases for 164 of these stores and have opened approximately half of these stores under our Dollar Tree segment. We expect to open the remaining stores during the second half of fiscal 2024 under our Dollar Tree segment.
Family Dollar Merchandising. Our store design initiatives at Family Dollar provide significantly improved merchandise offerings and establish a minimum number of cooler doors. We tailor space and assortment to local demographics with emerging formats including H2.5, our primary store format with optimized layout and expanded frozen and refrigerated doors; larger rural stores where assortments may include Dollar Tree product; and XSB (Extra Small Box), which adds elements of H2.5 optimized to our smaller stores, particularly in urban markets. As of August 3, 2024, we have more than 2,150 stores across these three formats.
Across all of Family Dollar’s formats we are expanding our SKUs, continuing to add cooler doors, increasing our standard shelf height presentation, and implementing planogram and category resets. We continue to introduce new private brands at Family Dollar, convert control brands to private brands and align our “Family” brand message across key categories.
Store Portfolio Optimization and Family Dollar Strategic Alternatives Reviews. During the fourth quarter of fiscal 2023, we announced that we had initiated a comprehensive store portfolio optimization review which involved identifying stores for closure, relocation or re-bannering based on an evaluation of current market conditions and individual store performance, among other factors. As a result of the portfolio optimization review, we identified approximately 970 underperforming Family Dollar stores, including approximately 600 stores to be closed in the first half of fiscal 2024, and approximately 370 stores to be closed at the end of each store's current lease term. As of August 3, 2024, we have closed approximately 655 stores identified under the portfolio optimization review and expect to close an additional 45 during the remainder of fiscal 2024.
During the second quarter of fiscal 2024, we announced that we had initiated a formal review of strategic alternatives for the Family Dollar business segment, which could include among others, a potential sale, spin-off or other disposition of the business. There is not a set deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.
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
Technology Investment. We continue our multi-year plan for significant investment in our technology across our business, including our store systems, merchandising and supply chain. We believe these improvements can promote operational efficiencies and deliver an elevated customer experience.
Marietta, Oklahoma Distribution Center. On April 28, 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We have pivoted our supply chain network to deliver products to the approximately 600 Marietta-serviced Dollar Tree stores, and we expect that these efforts will limit disruption to the Dollar Tree shopping experience. We are incurring additional costs within our supply chain as a result of servicing these impacted stores, including additional stem miles for delivered product and outside storage, and expect such costs to continue negatively impacting gross margin in the near term.
General Liability Claims Development. Our self-insured general liability claims related to customer accidents and other incidents at our stores continue to develop unfavorably due to the rising costs to reimburse, settle, or litigate the claims. As a result, our actuarially determined liabilities were increased during the second quarter, contributing to a $64.3 million increase in our general liability claim expenses compared to the prior year quarter. This increase was comprised of a $45.3 million increase in the Dollar Tree segment and a $19.0 million increase in the Family Dollar segment.
The liabilities related to our self-insurance programs, which include general liability claims, are estimates that require judgment and the use of assumptions. Refer to our “Critical Accounting Estimates and Assumptions” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for more information on the estimates and assumptions related to these liabilities. Such estimates are inherently uncertain, and future changes in claim trends and assumptions could result in significant adjustments to our liabilities, which could materially and adversely affect our results of operations.

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
The following table contains results of operations data for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023:

	13 Weeks Ended		26 Weeks Ended
(in millions, except percentages)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenues
Net sales	$7,372.7	$7,320.1	$14,999.1	$14,639.6
Other revenue	6.1	5.2	12.5	9.5
Total revenue	7,378.8	7,325.3	15,011.6	14,649.1
Expenses
Cost of sales	5,158.2	5,185.4	10,436.9	10,274.5
Selling, general and administrative expenses	2,017.5	1,852.1	3,951.0	3,667.1
Operating income	203.1	287.8	623.7	707.5
Interest expense, net	28.9	24.2	53.3	50.1
Other (income) expense, net	—	(0.1)	0.1	—
Income before income taxes	174.2	263.7	570.3	657.4
Provision for income taxes	41.8	63.3	137.8	158.0
Net income	$132.4	$200.4	$432.5	$499.4

Gross profit margin	30.0%	29.2%	30.4%	29.8%
Selling, general and administrative expense rate	27.3%	25.3%	26.3%	25.0%
Operating income margin	2.8%	3.9%	4.2%	4.8%
Interest expense, net as a percentage of total revenue	0.4%	0.3%	0.4%	0.3%
Income before income taxes as percentage of total revenue	2.4%	3.6%	3.8%	4.5%
Effective tax rate	24.0%	24.0%	24.2%	24.0%
Net income margin	1.8%	2.7%	2.9%	3.4%
Net Sales

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Percentage Change	August 3, 2024	July 29, 2023	Percentage Change
Net sales	$7,372.7	$7,320.1	0.7%	$14,999.1	$14,639.6	2.5%
Comparable store net sales change	0.7%	6.9%		0.8%	5.9%
The increase in net sales in the 13 weeks ended August 3, 2024 was a result of the comparable store net sales increase in the Dollar Tree segment, and net sales of $336.2 million at non-comparable stores. The increase was partially offset by lower sales on the Family Dollar segment resulting from approximately 655 stores closed under the portfolio optimization review since the same period last year, and a comparable store net sales decrease for that segment. For the 13 weeks ended August 3, 2024, net sales at non-comparable stores included $10.7 million from the Family Dollar stores that were closed under the portfolio optimization review in the second quarter of this year.
Enterprise comparable store net sales increased 0.7% in the 13 weeks ended August 3, 2024, as a result of a 1.1% increase in customer traffic, partially offset by a 0.5% decrease in average ticket. Comparable store net sales increased 1.3% in the Dollar Tree segment and decreased 0.1% in the Family Dollar segment.

The increase in net sales in the 26 weeks ended August 3, 2024 was a result of the comparable store net sales increase in the Dollar Tree segment, and net sales of $846.9 million at non-comparable stores. The increase was partially offset by lower sales on the Family Dollar segment resulting from approximately 655 stores closed under the portfolio optimization review since the same period last year. For the 26 weeks ended August 3, 2024, net sales at non-comparable stores included $189.9 million from the Family Dollar stores that were closed under the portfolio optimization review in the first half of this year.
Enterprise comparable store net sales increased 0.8% in the 26 weeks ended August 3, 2024, as a result of a 1.6% increase in customer traffic, partially offset by a 0.8% decrease in average ticket. Comparable store net sales increased 1.5% in the Dollar Tree segment and was flat in the Family Dollar segment. The low single-digit comparable store net sales increase was primarily impacted by the macro economic environment which continues to affect our customers due to the impact of inflationary pressures and higher interest rates. We expect these sales trends, and the resulting negative impact on operating income, to continue into the second half of fiscal 2024.
Gross Profit

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Percentage Change	August 3, 2024	July 29, 2023	Percentage Change
Gross profit	$2,214.5	$2,134.7	3.7%	$4,562.2	$4,365.1	4.5%
Gross profit margin	30.0%	29.2%	0.8%	30.4%	29.8%	0.6%
Gross profit margin increased during the 13 weeks ended August 3, 2024 due to an 80 basis point decrease in cost of sales. The cost of sales rate decreased to 70.0% during the 13 weeks ended August 3, 2024 from 70.8% during the same period last year primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise, higher occupancy costs on the Dollar Tree segment resulting from the loss of leverage from the low single-digit comparable store net sales increase, and higher distribution costs on the Family Dollar segment.
Gross profit margin increased during the 26 weeks ended August 3, 2024 due to a 60 basis point decrease in cost of sales. The cost of sales rate decreased to 69.6% during the 26 weeks ended August 3, 2024 from 70.2% during the same period last year primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise, higher distribution costs and increased shrink costs due to unfavorable physical inventory results.
Selling, General and Administrative Expenses

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Percentage Change	August 3, 2024	July 29, 2023	Percentage Change
Selling, general and administrative expenses	$2,017.5	$1,852.1	8.9%	$3,951.0	$3,667.1	7.7%
Selling, general and administrative expense rate	27.3%	25.3%	2.0%	26.3%	25.0%	1.3%
The selling, general and administrative expense rate increased 200 basis points during the 13 weeks ended August 3, 2024 primarily due to unfavorable development of general liability claims, higher depreciation expense from store investments, temporary labor on the Dollar Tree segment to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase. The increases were partially offset by lower incentive compensation costs.
The selling, general and administrative expense rate increased 130 basis points during the 26 weeks ended August 3, 2024 primarily due to unfavorable development of general liability claims, higher depreciation expense from store investments, temporary labor on the Dollar Tree segment to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase. The increases were partially offset by a decrease in legal costs as the prior year included a $30.0 million accrual for DC 202-related legal matters on the Family Dollar segment.

Operating Income

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Percentage Change	August 3, 2024	July 29, 2023	Percentage Change
Operating income	$203.1	$287.8	(29.4)%	$623.7	$707.5	(11.8)%
Operating income margin	2.8%	3.9%	(1.1)%	4.2%	4.8%	(0.6)%
Operating income margin decreased to 2.8% for the 13 weeks ended August 3, 2024 compared to 3.9% for the same period last year, resulting from the increase in the selling, general and administrative expense rate, partially offset by the increase in gross profit margin, as described above.
Operating income margin decreased to 4.2% for the 26 weeks ended August 3, 2024 compared to 4.8% for the same period last year, resulting from the increase in the selling, general and administrative expense rate, partially offset by the increase in gross profit margin, as described above.
Interest Expense, Net

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Percentage Change	August 3, 2024	July 29, 2023	Percentage Change
Interest expense, net	$28.9	$24.2	19.4%	$53.3	$50.1	6.4%
Interest expense, net increased $4.7 million in the 13 weeks ended August 3, 2024 compared to the same period last year, due to a decrease in interest income resulting from lower invested cash, and interest incurred for short-term borrowings under our commercial paper program. There were no borrowings under our commercial paper program in the same period last year.
Interest expense, net increased $3.2 million in the 26 weeks ended August 3, 2024 compared to the same period last year, due to a decrease in interest income resulting from lower invested cash, and interest incurred for short-term borrowings under our commercial paper program. There were no borrowings under our commercial paper program in the same period last year.
Provision for Income Taxes

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Percentage Change	August 3, 2024	July 29, 2023	Percentage Change
Provision for income taxes	$41.8	$63.3	(34.0)%	$137.8	$158.0	(12.8)%
Effective tax rate	24.0%	24.0%	—%	24.2%	24.0%	0.2%
The effective tax rate was 24.0% for the 13 weeks ended August 3, 2024 and remained unchanged as compared to the prior year quarter.
The effective tax rate was 24.2% for the 26 weeks ended August 3, 2024 compared to 24.0% for the comparable prior year period, resulting primarily from higher tax expense in the current year related to restricted stock vesting, partially offset by lower non-deductible expenses.

Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Percentage Change	August 3, 2024	July 29, 2023	Percentage Change
Net sales	$4,065.5	$3,873.4	5.0%	$8,231.1	$7,805.1	5.5%
Gross profit	1,391.3	1,293.3	7.6%	2,867.8	2,681.9	6.9%
Gross profit margin	34.2%	33.4%	0.8%	34.8%	34.4%	0.4%
Operating income	$342.0	$397.8	(14.0)%	$864.3	$933.5	(7.4)%
Operating income margin	8.4%	10.3%	(1.9)%	10.5%	12.0%	(1.5)%
Net sales for the Dollar Tree segment increased $192.1 million, or 5.0%, during the 13 weeks ended August 3, 2024 compared to the same period last year due to an increase in comparable store net sales of 1.3%, and net sales of $207.5 million at non-comparable stores. Customer traffic increased 1.4% and average ticket decreased 0.1%.
Net sales for the Dollar Tree segment increased $426.0 million, or 5.5%, during the 26 weeks ended August 3, 2024 compared to the same period last year due to an increase in comparable store net sales of 1.5%, and net sales of $401.6 million at non-comparable stores. Customer traffic increased 2.1% and average ticket decreased 0.6%.
Gross profit margin in the Dollar Tree segment increased to 34.2% during the 13 weeks ended August 3, 2024 from 33.4% during the same period last year due to an 80 basis point decrease in cost of sales. The cost of sales rate decreased to 65.8% during the 13 weeks ended August 3, 2024 from 66.6% during the same period last year primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise and increased occupancy costs resulting from the loss of leverage from the low single-digit comparable store net sales increase.
Gross profit margin in the Dollar Tree segment increased to 34.8% during the 26 weeks ended August 3, 2024 from 34.4% during the same period last year due to a 40 basis point decrease in cost of sales. The cost of sales rate decreased to 65.2% during the 26 weeks ended August 3, 2024 from 65.6% during the same period last year primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise, increased shrink costs resulting from unfavorable inventory results, increased occupancy costs resulting from the loss of leverage from the low single-digit comparable store net sales increase and higher distribution costs.
Operating income margin for the Dollar Tree segment decreased to 8.4% during the 13 weeks ended August 3, 2024 from 10.3% during the same period last year as a result of an increase in the selling, general and administrative expense rate, partially offset by the gross profit margin increase noted above. The selling, general and administrative expense rate increased 270 basis points primarily due to unfavorable development of general liability claims, higher depreciation expense from store investments, temporary labor to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase.
Operating income margin for the Dollar Tree segment decreased to 10.5% during the 26 weeks ended August 3, 2024 from 12.0% during the same period last year as a result of an increase in the selling, general and administrative expense rate, partially offset by the gross profit margin increase noted above. The selling, general and administrative expense rate increased 195 basis points primarily due to unfavorable development of general liability claims, higher depreciation expense from store investments, temporary labor to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase.

Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Percentage Change	August 3, 2024	July 29, 2023	Percentage Change
Net sales	$3,307.2	$3,446.7	(4.0)%	$6,768.0	$6,834.5	(1.0)%
Gross profit	823.2	841.4	(2.2)%	1,694.4	1,683.2	0.7%
Gross profit margin	24.9%	24.4%	0.5%	25.0%	24.6%	0.4%
Operating income (loss)	$(14.6)	$11.8	(223.7)%	$22.3	$20.6	8.3%
Operating income (loss) margin	(0.4)%	0.3%	(0.7)%	0.3%	0.3%	—%
Net sales for the Family Dollar segment decreased $139.5 million, or 4.0%, during the 13 weeks ended August 3, 2024 compared to the same period last year resulting from approximately 655 stores closed under the portfolio optimization review since the same period last year, and a decrease in comparable store net sales of 0.1%. Net sales at non-comparable stores totaled $128.7 million and included $10.7 million of sales from the stores that were closed under the portfolio optimization review in the second quarter of this year. Customer traffic increased 0.7% and average ticket decreased 0.8%.
Net sales for the Family Dollar segment decreased $66.5 million, or 1.0%, during the 26 weeks ended August 3, 2024 compared to the same period last year resulting from approximately 655 stores closed under the portfolio optimization review since the same period last year. Comparable store net sales were flat. Net sales at non-comparable stores totaled $445.3 million and included $189.9 million of sales from the stores that were closed under the portfolio optimization review in the first half of this year. Customer traffic increased 0.8% and average ticket decreased 0.8%.
Gross profit margin in the Family Dollar segment increased to 24.9% during the 13 weeks ended August 3, 2024 from 24.4% during the same period last year due to a 50 basis point decrease in cost of sales. The cost of sales rate decreased to 75.1% during the 13 weeks ended August 3, 2024 from 75.6% during the same period last year primarily due to lower freight costs and lower occupancy costs resulting from the store closures in connection with the portfolio optimization review, partially offset by increased sales of higher cost consumable merchandise, higher distribution costs, and higher dated product markdowns.
Gross profit margin in the Family Dollar segment increased to 25.0% during the 26 weeks ended August 3, 2024 from 24.6% during the same period last year due to a 40 basis point decrease in cost of sales. The cost of sales rate decreased to 75.0% during the 26 weeks ended August 3, 2024 from 75.4% during the same period last year primarily due to lower freight costs and lower occupancy costs resulting from the store closures in connection with the portfolio optimization review, partially offset by increased sales of higher cost consumable merchandise, higher distribution costs, and higher dated product markdowns.
Operating income (loss) margin for the Family Dollar segment decreased to (0.4)% during the 13 weeks ended August 3, 2024 from 0.3% during the same period last year as a result of an increase in the selling, general and administrative expense rate, partially offset by the gross profit margin increase noted above. The selling, general and administrative expense rate increased 130 basis points primarily due to higher depreciation expense from store investments, unfavorable development of general liability claims, higher professional fees related to the review of Family Dollar strategic alternatives, and the loss of leverage from the comparable store net sales decrease.
Operating income margin for the Family Dollar segment was 0.3% for the 26 weeks ended August 3, 2024 and remained unchanged compared to the same period last year as a result of an increase in the selling, general and administrative expense rate, offset by the gross profit margin increase noted above. The selling, general and administrative expense rate increased 40 basis points primarily due to higher depreciation expense from store investments, unfavorable development of general liability claims, higher professional fees related to the review of Family Dollar strategic alternatives, and loss of leverage from the flat comparable store net sales. These increases were partially offset by a decrease in legal costs as the prior year included a $30.0 million accrual for DC 202-related legal matters.
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

The following table compares cash flow-related information for the 26 weeks ended August 3, 2024 and July 29, 2023:

	26 Weeks Ended
(in millions)	August 3, 2024	July 29, 2023
Net cash provided by (used in):
Operating activities	$1,002.6	$923.8
Investing activities	(950.0)	(781.0)
Financing activities	(164.9)	(272.2)
Net cash provided by operating activities increased $78.8 million primarily due to higher current year earnings, excluding non-cash items. In addition, an increase in accounts payable was partially offset by inventory levels decreasing at a lower rate compared to the prior year and other changes in operating assets and liabilities.
Net cash used in investing activities increased $169.0 million primarily due to higher capital expenditures.
Net cash used in financing activities decreased $107.3 million primarily due to borrowings under our commercial paper program in the current year, partially offset by an increase in stock repurchases.
At August 3, 2024, our long-term borrowings were $3.45 billion, of which $1.0 billion matures in May 2025, and we had $1.5 billion available under our Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $4.1 million. We also have a commercial paper program under which we may issue unsecured commercial paper notes up to an aggregate amount outstanding at any time of $1.5 billion. Our Revolving Credit Facility serves as a liquidity backstop for the repayment of notes outstanding under the program. As of August 3, 2024, $250.0 million principal amount of notes were outstanding under the commercial paper program. Additionally, we have $300.0 million in trade letters of credit with various financial institutions, under which $7.4 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 3, 2024.
We repurchased 3,283,837 and 1,728,713 shares of common stock on the open market at a cost of $403.6 million and $252.0 million, including applicable excise tax, during the 26 weeks ended August 3, 2024 and July 29, 2023, respectively. At August 3, 2024, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility and borrowings under our commercial paper program. At August 3, 2024, there were no borrowings outstanding under the Revolving Credit Facility and there were $250.0 million principal amount of notes outstanding under the commercial paper program. A hypothetical increase of one percentage point on such borrowings would not materially affect our results of operations or cash flows.
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
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 3, 2024, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
We are undergoing a multi-year technology transformation which includes updating our core merchandise, warehouse management, point-of-sale, and human capital management systems. These updates are expected to continue over the next few years and management will continue to evaluate the design and implementation of our internal controls over financial reporting as the transformation continues. There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the second quarter of 2024:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
May 5, 2024 - June 1, 2024	746,535	$120.46	746,535	$952.4
June 2, 2024 - July 6, 2024	—	—	—	952.4
July 7, 2024 - August 3, 2024	—	—	—	952.4
Total	746,535	$120.46	746,535	$952.4
As of August 3, 2024, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended August 3, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2		Amended and Restated By-Laws of Dollar Tree, Inc., effective September 19, 2023	8-K	3.1	9/20/2023
10.1	*	Letter Agreement, dated May 9, 2024, by and between Dollar Tree, Inc. and Richard McNeely	8-K	10.1	5/10/2024
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended August 3, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended August 3, 2024, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	September 4, 2024	By:	/s/ Jeffrey A. Davis
Jeffrey A. Davis
Chief Financial Officer
(On behalf of the registrant and as principal financial officer)