Form 10-Q
period 2024-11-02
DOLLAR TREE, INC.
filed 2024-12-04
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
As of December 2, 2024, there were 215,038,638 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in millions, except per share data)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$7,561.7	$7,309.1	$22,560.8	$21,948.7
Other revenue	6.5	5.7	19.0	15.2
Total revenue	7,568.2	7,314.8	22,579.8	21,963.9
Cost of sales	5,224.3	5,136.1	15,661.2	15,410.6
Selling, general and administrative expenses	2,010.5	1,877.0	5,961.5	5,544.1
Operating income	333.4	301.7	957.1	1,009.2
Interest expense, net	27.5	30.4	80.8	80.5
Other expense, net	0.1	0.2	0.2	0.2
Income before income taxes	305.8	271.1	876.1	928.5
Provision for income taxes	72.5	59.1	210.3	217.1
Net income	$233.3	$212.0	$665.8	$711.4
Basic net income per share of common stock	$1.09	$0.97	$3.08	$3.23
Diluted net income per share of common stock	$1.08	$0.97	$3.08	$3.23

Weighted average common shares outstanding:
Basic	215.0	218.9	215.9	220.0
Diluted	215.2	219.2	216.1	220.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income	$233.3	$212.0	$665.8	$711.4

Foreign currency translation adjustments	(5.2)	(6.9)	(10.6)	(5.8)

Total comprehensive income	$228.1	$205.1	$655.2	$705.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value and share data)	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$697.6	$684.9	$444.6
Merchandise inventories	5,535.1	5,112.8	5,515.1
Other current assets	398.8	335.0	342.4
Total current assets	6,631.5	6,132.7	6,302.1
Restricted cash	75.1	72.3	71.0
Property, plant and equipment, net of accumulated depreciation of $7,057.1, $6,631.4 and $6,515.1, respectively	6,675.7	6,144.1	5,714.6
Operating lease right-of-use assets	6,721.3	6,488.3	6,767.9
Goodwill	912.8	913.8	1,981.9
Trade name intangible asset	2,150.0	2,150.0	3,100.0
Deferred tax asset	5.3	9.0	11.1
Other assets	161.1	113.3	82.6
Total assets	$23,332.8	$22,023.5	$24,031.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$229.6
Current portion of long-term debt	1,000.0	—	—
Current portion of operating lease liabilities	1,539.5	1,513.0	1,493.7
Accounts payable	2,945.1	2,063.8	1,857.0
Income taxes payable	8.0	52.7	—
Other current liabilities	920.7	1,067.2	1,067.6
Total current liabilities	6,413.3	4,696.7	4,647.9
Long-term debt, net, excluding current portion	2,430.0	3,426.3	3,425.1
Operating lease liabilities, long-term	5,580.2	5,447.6	5,539.9
Deferred income taxes, net	964.5	841.1	1,165.3
Income taxes payable, long-term	21.3	22.0	19.7
Other liabilities	287.4	276.7	235.1
Total liabilities	15,696.7	14,710.4	15,033.0
Contingencies (Note 3)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 215,031,619, 217,907,206 and 217,858,778 shares issued and outstanding, respectively	2.2	2.2	2.2
Additional paid-in capital	50.7	229.9	208.6
Accumulated other comprehensive loss	(54.2)	(43.6)	(47.0)
Retained earnings	7,637.4	7,124.6	8,834.4
Total shareholders’ equity	7,636.1	7,313.1	8,998.2
Total liabilities and shareholders’ equity	$23,332.8	$22,023.5	$24,031.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended November 2, 2024
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at August 3, 2024	215.0	$2.2	$22.2	$(49.0)	$7,404.1	$7,379.5
Net income	—	—	—	—	233.3	233.3
Total other comprehensive loss	—	—	—	(5.2)	—	(5.2)
Issuance of stock under Employee Stock Purchase Plan	—	—	2.0	—	—	2.0
Stock-based compensation, net	—	—	26.5	—	—	26.5
Balance at November 2, 2024	215.0	$2.2	$50.7	$(54.2)	$7,637.4	$7,636.1

	39 Weeks Ended November 2, 2024
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 3, 2024	217.9	$2.2	$229.9	$(43.6)	$7,124.6	$7,313.1
Net income	—	—	—	—	665.8	665.8
Total other comprehensive loss	—	—	—	(10.6)	—	(10.6)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	7.6	—	—	7.6
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.3	—	63.7	—	—	63.7
Repurchase of stock	(3.3)	—	(247.0)		(153.0)	(400.0)
Excise tax on repurchases of stock	—	—	(3.6)		—	(3.6)
Balance at November 2, 2024	215.0	$2.2	$50.7	$(54.2)	$7,637.4	$7,636.1
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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(in millions)	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net income	$665.8	$711.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	736.7	614.8
Provision for deferred income taxes	126.8	63.1
Stock-based compensation expense	84.3	76.4
Impairments	1.2	2.4
Other non-cash adjustments to net income	8.3	44.7
Changes in operating assets and liabilities:
Merchandise inventories	(450.8)	(69.5)
Income taxes receivable	—	(45.6)
Other current assets	(37.1)	(22.0)
Other assets	(49.9)	(24.9)
Accounts payable	882.5	(41.7)
Income taxes payable	(44.6)	(58.1)
Other current liabilities	(59.5)	186.9
Other liabilities	10.1	(7.9)
Operating lease right-of-use assets and liabilities, net	(85.6)	(0.4)
Net cash provided by operating activities	1,788.2	1,429.6
Cash flows from investing activities:
Capital expenditures	(1,399.3)	(1,317.2)
Proceeds from insurance recoveries	45.0	—
Payments for fixed asset disposition	(4.8)	(5.1)
Net cash used in investing activities	(1,359.1)	(1,322.3)
Cash flows from financing activities:
Proceeds from commercial paper notes	3,206.1	948.0
Repayments of commercial paper notes	(3,206.1)	(718.9)
Proceeds from stock issued pursuant to stock-based compensation plans	7.7	7.6
Cash paid for taxes on exercises/vesting of stock-based compensation	(20.6)	(38.6)
Payments for repurchase of stock	(400.0)	(500.0)
Net cash used in financing activities	(412.9)	(301.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	15.5	(195.7)
Cash, cash equivalents and restricted cash at beginning of period	757.2	711.3
Cash, cash equivalents and restricted cash at end of period	$772.7	$515.6
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$68.8	$65.6
Income taxes	$129.0	$256.9
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,339.0	$1,446.3
Accrued capital expenditures	$48.1	$115.5
Losses on property, plant and equipment recorded in insurance receivables	$1.6	$—
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation
Unless otherwise stated, references to “we,” “us,” and “our” in this quarterly report on Form 10-Q refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2024. The results of operations for the 13 and 39 weeks ended November 2, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2025.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of November 2, 2024 and October 28, 2023 and the results of our operations and cash flows for the periods presented. The February 3, 2024 balance sheet information was derived from the audited consolidated financial statements as of that date.
All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars.
Certain prior year amounts have been reclassified to conform with the current year presentation, including proceeds from and repayments of commercial paper notes in the accompanying unaudited Condensed Consolidated Statements of Cash Flows.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which requires disclosure of incremental segment information on an annual and interim basis, including enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires entities to disclose the title and position of the CODM and explain how the CODM uses the reported measures of segment profit or loss in assessing performance and allocating resources. Further, it requires that all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 be provided in interim periods. ASU 2023-07 is effective on a retrospective basis for annual periods beginning in fiscal 2024 and for interim periods beginning in fiscal 2025. We expect ASU 2023-07 to impact only our disclosures with no impact to our consolidated financial condition, results of operations, or cash flows.
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
In November 2024, the FASB issued ASU 2024-03 “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective on a prospective basis for annual periods beginning in fiscal 2027 and for interim periods beginning in fiscal 2028, with retrospective application permitted. We are currently evaluating the impact of this standard to our consolidated financial statements.

Note 3 - Contingencies
On April 28, 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We incurred losses totaling $117.0 million in the first quarter of fiscal 2024, consisting of $70.0 million related to damaged inventory and $47.0 million related to property and equipment. These losses were fully offset by insurance receivables. As of November 2, 2024, we have received insurance proceeds totaling $90.0 million, including $45.0 million related to damaged inventory and $45.0 million related to damaged property and equipment. We expect that the remaining inventory losses and property and equipment losses will be fully offset by insurance recoveries under our distribution center insurance policies.
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
Active Matters
Talc Product Matters
Multiple personal injury lawsuits are pending in state court in California, Illinois, Louisiana, New York, Texas, and New Jersey against Dollar Tree, Family Dollar or both alleging that certain talc products that we sold caused cancer. The plaintiffs seek compensatory, punitive and exemplary damages, damages for loss of consortium, and attorneys’ fees and costs. Although we have been able to resolve previous talc lawsuits against us without material loss, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to fulfill their obligations to us.
Acetaminophen Matters
Beginning in August 2022, more than 50 personal injury cases have been filed in federal court against Dollar Tree, Family Dollar, or both, on behalf of minors alleging that their mothers took acetaminophen while pregnant, that the acetaminophen interfered with fetal development such that plaintiffs were born with autism and/or ADHD, and that we knew or should have known of the danger, had a duty to warn and failed to include appropriate warnings on the product labels. The plaintiffs seek compensatory, punitive and/or exemplary damages, restitution and disgorgement, economic damages, and attorneys’ fees and costs. These cases, which originated in Alabama, California, Florida, Georgia, Louisiana, Minnesota, Missouri, North Carolina, Kentucky, Tennessee and Texas, along with other cases against many other defendants, were consolidated into multi-district court litigation in the Southern District of New York. The court disqualified plaintiffs’ experts and, on that basis dismissed all the cases which had been filed at the time of that decision, including all cases currently filed against us. The dismissal has been appealed to the Second Circuit by plaintiffs.

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
Note 4 - Short-Term Borrowings and Long-Term Debt
We issued and repaid $3.2 billion of commercial paper notes during the 39 weeks ended November 2, 2024 and incurred interest expense of $3.9 million related to these notes. As of November 2, 2024, there were no commercial paper notes outstanding. As of October 28, 2023, we had $230.0 million principal amount of commercial paper notes outstanding with a weighted-average interest rate of 5.6%. There were no short-term borrowings outstanding at February 3, 2024.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 or 39 weeks ended November 2, 2024 or October 28, 2023.
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
The aggregate fair values and carrying values of our long-term borrowings, including current portion, were as follows:

	November 2, 2024		February 3, 2024		October 28, 2023
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,123.9	$3,432.7	$3,140.0	$3,430.1	$2,952.6	$3,429.2
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.

Note 6 - Net Income Per Share
The following table sets forth the calculations of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
(in millions, except per share data)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Basic net income per share:
Net income	$233.3	$212.0	$665.8	$711.4
Weighted average number of shares outstanding	215.0	218.9	215.9	220.0
Basic net income per share	$1.09	$0.97	$3.08	$3.23
Diluted net income per share:
Net income	$233.3	$212.0	$665.8	$711.4
Weighted average number of shares outstanding	215.0	218.9	215.9	220.0
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.2	0.3	0.2	0.5
Weighted average number of shares and dilutive potential shares outstanding	215.2	219.2	216.1	220.5
Diluted net income per share	$1.08	$0.97	$3.08	$3.23
Share-based awards of 3.4 million shares and 3.1 million shares were excluded from the calculation of diluted net income per share for the 13 and 39 weeks ended November 2, 2024, respectively, because their inclusion would be anti-dilutive. Share-based awards of 3.0 million shares and 3.2 million shares were excluded from the calculation of diluted net income per share for the 13 and 39 weeks ended October 28, 2023, respectively, because their inclusion would be anti-dilutive.
Note 7 - Shareholders’ Equity
We repurchased 3,283,837 shares of common stock on the open market at a cost of $403.6 million, including applicable excise tax, during the 39 weeks ended November 2, 2024. We did not repurchase any shares of common stock during the 13 weeks ended November 2, 2024. We repurchased 2,176,886 and 3,905,599 shares of common stock on the open market at a cost of $252.3 million and $504.3 million, including applicable excise tax, during the 13 and 39 weeks ended October 28, 2023, respectively. At November 2, 2024, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
Note 8 - Segments and Disaggregated Revenue
We operate more than 16,500 retail discount stores in 48 states and five Canadian provinces. Our operations are conducted in two reporting business segments: Dollar Tree and Family Dollar. We define our segments as those operations whose results our CODM regularly reviews to analyze performance and allocate resources.
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

Information for our segments, as well as for corporate, support and other, including the reconciliation to income before income taxes, is as follows:

	13 Weeks Ended		39 Weeks Ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Condensed Consolidated Income Statement Data (Unaudited):
Net sales:
Dollar Tree	$4,338.0	$4,003.8	$12,569.1	$11,808.9
Family Dollar	3,223.7	3,305.3	9,991.7	10,139.8
Consolidated net sales	$7,561.7	$7,309.1	$22,560.8	$21,948.7

Gross profit:
Dollar Tree	$1,534.1	$1,393.8	$4,401.9	$4,075.7
Family Dollar	803.3	779.2	2,497.7	2,462.4
Consolidated gross profit	$2,337.4	$2,173.0	$6,899.6	$6,538.1

Operating income (loss):
Dollar Tree	$465.2	$482.7	$1,329.5	$1,416.2
Family Dollar	1.6	(66.3)	23.9	(45.7)
Corporate, support and other	(133.4)	(114.7)	(396.3)	(361.3)
Consolidated operating income	333.4	301.7	957.1	1,009.2
Interest expense, net	27.5	30.4	80.8	80.5
Other expense, net	0.1	0.2	0.2	0.2
Income before income taxes	$305.8	$271.1	$876.1	$928.5

	As of
(in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Condensed Consolidated Balance Sheet Data (Unaudited):
Goodwill:
Dollar Tree	$422.3	$423.3	$422.4
Family Dollar	490.5	490.5	1,559.5
Consolidated goodwill	$912.8	$913.8	$1,981.9

Total assets:
Dollar Tree	$11,695.2	$10,315.9	$10,095.0
Family Dollar	10,816.1	11,037.0	13,303.7
Corporate, support and other	821.5	670.6	632.5
Consolidated total assets	$23,332.8	$22,023.5	$24,031.2

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our segments:

	13 Weeks Ended				39 Weeks Ended
(in millions)	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
Dollar Tree segment net sales by merchandise category:
Consumable	$2,164.0	49.9%	$1,939.3	48.4%	$6,314.4	50.2%	$5,707.4	48.3%
Variety	1,846.6	42.6%	1,745.5	43.6%	5,746.7	45.7%	5,590.9	47.4%
Seasonal	327.4	7.5%	319.0	8.0%	508.0	4.1%	510.6	4.3%
Total Dollar Tree segment net sales	$4,338.0	100.0%	$4,003.8	100.0%	$12,569.1	100.0%	$11,808.9	100.0%

Family Dollar segment net sales by merchandise category:
Consumable	$2,638.8	81.9%	$2,711.0	82.0%	$8,086.2	80.9%	$8,166.4	80.5%
Home products	207.7	6.4%	214.7	6.5%	638.1	6.4%	677.2	6.7%
Apparel and accessories	154.8	4.8%	156.5	4.7%	486.9	4.9%	494.1	4.9%
Seasonal and electronics	222.4	6.9%	223.1	6.8%	780.5	7.8%	802.1	7.9%
Total Family Dollar segment net sales	$3,223.7	100.0%	$3,305.3	100.0%	$9,991.7	100.0%	$10,139.8	100.0%
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
Our outstanding payment obligations under this program were $460.5 million and $11.8 million as of November 2, 2024 and February 3, 2024, respectively. We had no outstanding payment obligations under the program as of October 28, 2023.

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
•Our expectations regarding the implementation and impact of investments in supply chain, distribution facilities, truck fleet and transportation management systems, store delivery and equipment, the in-store experience, wage investments and other workforce investments and goals;
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
•The potential effect of general business or economic conditions on our business and our customers, including the direct and indirect effects of inflation and interest rates on our sales and our operating income;
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
•The impacts of tornado damage to our Dollar Tree distribution center in Marietta, Oklahoma, including expectations regarding inventory and property losses, the availability of insurance coverage and expected insurance recoveries, costs and other changes within our supply chain network and our customer shopping experience;
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
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:

•Our profitability is vulnerable to increases in merchandise, shipping, tariffs, freight and fuel costs, wage and benefit and other operating costs.
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
Overview
We are a leading operator of more than 16,500 retail discount stores and conduct our operations through two reporting segments. Our Dollar Tree segment is the leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. Our Family Dollar segment operates general merchandise retail discount stores providing consumers with a selection of competitively-priced merchandise in convenient neighborhood stores.
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
Quarterly Results
Financial highlights for the 13 weeks ended November 2, 2024, as compared to the 13 weeks ended October 28, 2023, include:
•Net sales increased 3.5% to $7,561.7 million, primarily due to a 1.8% enterprise-wide comparable store net sales increase.
•Gross profit, as a percentage of net sales, increased 120 basis points to 30.9%, primarily due to lower freight costs and improved shrink results in relation to accruals, partially offset by increased distribution costs.
•Selling, general and administrative expenses, as a percentage of total revenues, increased 90 basis points to 26.6%, primarily due to higher depreciation expense from store investments, higher professional fees related to the review of Family Dollar strategic alternatives, temporary labor on the Dollar Tree segment to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase.
•Operating income, as a percentage of total revenues, increased 30 basis points to 4.4%.
•The effective tax rate was 23.7%, an increase of 190 basis points as compared to the prior year quarter, resulting primarily from lower Work Opportunity Tax Credits.
•Net income was $233.3 million, or $1.08 per diluted share, compared to $212.0 million, or $0.97 per diluted share in the prior year quarter.

At November 2, 2024, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened during the 39 weeks ended November 2, 2024 was approximately 11,050 selling square feet for the Dollar Tree segment and 8,850 selling square feet for the Family Dollar segment. A breakdown of store counts and square footage by segment for the 39 weeks ended November 2, 2024 and October 28, 2023 is as follows:

	39 Weeks Ended
	November 2, 2024			October 28, 2023
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Store Count:
Beginning	8,415	8,359	16,774	8,134	8,206	16,340
New stores	492	75	567	187	235	422
Re-bannered stores	8	(14)	(6)	5	(10)	(5)
Closings	(47)	(698)	(745)	(54)	(81)	(135)
Ending	8,868	7,722	16,590	8,272	8,350	16,622
Relocations	21	22	43	27	75	102

Selling Square Feet (in millions):
Beginning	73.1	63.7	136.8	70.5	61.6	132.1
New stores	5.4	0.6	6.0	1.8	2.2	4.0
Re-bannered stores*	0.1	(0.1)	—	—	—	—
Closings	(0.3)	(5.3)	(5.6)	(0.4)	(0.6)	(1.0)
Relocations*	—	0.1	0.1	—	0.2	0.2
Ending	78.3	59.0	137.3	71.9	63.4	135.3
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
The percentage change in comparable store net sales for the 13 and 39 weeks ended November 2, 2024, as compared with the preceding year, is as follows:

	13 Weeks Ended November 2, 2024			39 Weeks Ended November 2, 2024
	Sales Growth	Change in Customer Traffic	Change in Average Ticket	Sales Growth	Change in Customer Traffic	Change in Average Ticket
Consolidated	1.8%	1.6%	0.2%	1.2%	1.6%	(0.5)%
Dollar Tree Segment	1.8%	1.5%	0.3%	1.6%	1.9%	(0.3)%
Family Dollar Segment	1.9%	1.8%	—%	0.6%	1.2%	(0.5)%
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

Net sales per selling square foot for the 52 weeks ended November 2, 2024 and October 28, 2023 is as follows:

	52 Weeks Ended
	November 2, 2024			October 28, 2023
	Dollar Tree	Family Dollar	Total	Dollar Tree	Family Dollar	Total
Net sales per selling square foot	$233	$223	$229	$227	$218	$222
For the 52 weeks ended November 2, 2024, Family Dollar’s net sales per selling square foot includes net sales for the stores that were closed in connection with the store portfolio optimization review in the numerator of the calculation, but the related selling square footage as of November 2, 2024 is excluded from the denominator of the calculation which represents the average selling square footage for the 52-week period. See our “Strategic Initiatives and Recent Developments” below for more information on the initiatives that are driving our comparable store net sales growth and net sales per selling square foot growth.
Strategic Initiatives and Recent Developments
We continue to execute on a number of strategic initiatives across the Dollar Tree and Family Dollar segments to drive productive sales growth, improve operating efficiency, invest in technology, and expand our culture of service to our associates. These initiatives include, among others, the following.
Dollar Tree Merchandising. We continue to expand our brand assortment at the $1.25 price point to provide greater value to our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with the introduction of $3 and $5 Dollar Tree Plus product in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product at varying price points. As of November 2, 2024, we have expanded our multi-price assortment in approximately 2,300 stores.
99 Cents Only Stores Acquisition. During the second quarter of fiscal 2024, we acquired designation rights for up to 170 leases of 99 Cents Only Stores across Arizona, California, Nevada and Texas. The designation rights were acquired following the bankruptcy of 99 Cents Only Stores, which provided us an attractive opportunity to secure leases in priority markets. We secured the leases for 164 of these stores and substantially all have opened under our Dollar Tree segment.
Family Dollar Merchandising. Our store design initiatives at Family Dollar provide significantly improved merchandise offerings and establish a minimum number of cooler doors. We tailor space and assortment to local demographics with emerging formats including H2.5, our primary store format with optimized layout and expanded frozen and refrigerated doors; larger rural stores where assortments may include Dollar Tree product; and XSB (Extra Small Box), which adds elements of H2.5 optimized to our smaller stores, particularly in urban markets. As of November 2, 2024, we have more than 2,180 stores across these three formats.
Across all of Family Dollar’s formats we are expanding our SKUs, continuing to add cooler doors, increasing our standard shelf height presentation, updating in-store signage, implementing planogram and category resets and updating our pricing strategy. We continue to introduce new private brands at Family Dollar, convert control brands to private brands and align our “Family” brand message across key categories.
Store Portfolio Optimization and Family Dollar Strategic Alternatives Reviews. During the fourth quarter of fiscal 2023, we announced that we had initiated a comprehensive store portfolio optimization review which involved identifying stores for closure, relocation or re-bannering based on an evaluation of current market conditions and individual store performance, among other factors. As a result of the portfolio optimization review, we identified approximately 970 underperforming Family Dollar stores, including approximately 600 stores to be closed in the first half of fiscal 2024, and approximately 370 stores to be closed at the end of each store's current lease term. As of November 2, 2024, we have closed approximately 670 stores identified under the portfolio optimization review and expect to close an additional 25 during the remainder of fiscal 2024.
During the second quarter of fiscal 2024, we announced that we had initiated a formal review of strategic alternatives for the Family Dollar business segment, which could include among others, a potential sale, spin-off or other disposition of the business. We continue to progress in our strategic review to position Family Dollar in an optimal ownership structure. There is not a set deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.
Our Workforce & Our Workplace. Across both of our segments, we are investing in our talent, including initiatives to provide competitive pay and benefits, enhanced training, and attractive career opportunities to deliver an enhanced associate experience, reduce turnover, and improve our store standards and efficiencies and ultimately the customer experience. Additional initiatives include projects to optimize and modernize our stores, with a focus on improving the in-store experience through renovations and customer service enhancements.

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
Technology Investment. We continue our multi-year plan for significant investment in our technology across our business, including our mobile apps, store systems, merchandising and supply chain. We believe these improvements can promote operational efficiencies and deliver an elevated customer experience.
Marietta, Oklahoma Distribution Center. On April 28, 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We have pivoted our supply chain network to deliver products to the approximately 600 Marietta-serviced Dollar Tree stores, and we expect that these efforts will limit disruption to the Dollar Tree shopping experience. We are incurring additional costs within our supply chain as a result of servicing these impacted stores, including additional stem miles for delivered product and outside storage, and expect such costs to continue negatively impacting gross margin in the near-to-mid term.
General Liability Claims Development. Our self-insured general liability claims related to customer accidents and other incidents at our stores continue to develop unfavorably due to the rising costs to reimburse, settle, or litigate the claims. As a result, our actuarially determined liabilities were increased during the second quarter, contributing to a $64.3 million increase in our general liability claim expenses compared to the prior year second quarter. This increase was comprised of a $45.3 million increase in the Dollar Tree segment and a $19.0 million increase in the Family Dollar segment.
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
Note that the cost of sales rate is calculated by dividing cost of sales by net sales. Gross profit margin is calculated as gross profit (i.e., net sales less cost of sales) divided by net sales. The selling, general and administrative expense rate, operating income margin and net income margin are calculated by dividing the applicable amount by total revenue. Basis points, as referred to below, are a percentage of net sales for expense categories within gross profit and cost of sales, and are a percentage of total revenue for all other expense categories. A 100 basis point increase equals 1.00% and a 1 basis point increase equals 0.01%.
The following table contains results of operations data for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023:

	13 Weeks Ended		39 Weeks Ended
(in millions, except percentages)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenues
Net sales	$7,561.7	$7,309.1	$22,560.8	$21,948.7
Other revenue	6.5	5.7	19.0	15.2
Total revenue	7,568.2	7,314.8	22,579.8	21,963.9
Expenses
Cost of sales	5,224.3	5,136.1	15,661.2	15,410.6
Selling, general and administrative expenses	2,010.5	1,877.0	5,961.5	5,544.1
Operating income	333.4	301.7	957.1	1,009.2
Interest expense, net	27.5	30.4	80.8	80.5
Other expense, net	0.1	0.2	0.2	0.2
Income before income taxes	305.8	271.1	876.1	928.5
Provision for income taxes	72.5	59.1	210.3	217.1
Net income	$233.3	$212.0	$665.8	$711.4

Gross profit margin	30.9%	29.7%	30.6%	29.8%
Selling, general and administrative expense rate	26.6%	25.7%	26.4%	25.2%
Operating income margin	4.4%	4.1%	4.2%	4.6%
Interest expense, net as a percentage of total revenue	0.4%	0.4%	0.4%	0.4%
Income before income taxes as percentage of total revenue	4.0%	3.7%	3.9%	4.2%
Effective tax rate	23.7%	21.8%	24.0%	23.4%
Net income margin	3.1%	2.9%	2.9%	3.2%
Net Sales

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Percentage Change	November 2, 2024	October 28, 2023	Percentage Change
Net sales	$7,561.7	$7,309.1	3.5%	$22,560.8	$21,948.7	2.8%
Comparable store net sales change	1.8%	3.9%		1.2%	5.2%
The increase in net sales in the 13 weeks ended November 2, 2024 was a result of comparable store net sales increases in the Dollar Tree and Family Dollar segments, and net sales of $401.4 million at non-comparable stores. The increase was partially offset by lower sales on the Family Dollar segment resulting from approximately 670 stores closed under the portfolio optimization review since the same period last year.
Enterprise comparable store net sales increased 1.8% in the 13 weeks ended November 2, 2024, as a result of a 1.6% increase in customer traffic and a 0.2% increase in average ticket. Comparable store net sales increased 1.8% in the Dollar Tree segment and increased 1.9% in the Family Dollar segment. The low single-digit comparable store net sales increase was primarily impacted by the macro economic environment which continues to affect our customers due to the impact of inflationary pressures and higher interest rates. We expect these sales trends, and the resulting negative impact on operating income, to continue for the remainder of fiscal 2024.

The increase in net sales in the 39 weeks ended November 2, 2024 was a result of comparable store net sales increases in the Dollar Tree and Family Dollar segments, and net sales of $1.3 billion at non-comparable stores. The increase was partially offset by lower sales on the Family Dollar segment resulting from approximately 670 stores closed under the portfolio optimization review since the same period last year. For the 39 weeks ended November 2, 2024, net sales at non-comparable stores included $200.0 million from the Family Dollar stores that were closed under the portfolio optimization review in the first three quarters of this year.
Enterprise comparable store net sales increased 1.2% in the 39 weeks ended November 2, 2024, as a result of a 1.6% increase in customer traffic, partially offset by a 0.5% decrease in average ticket. Comparable store net sales increased 1.6% in the Dollar Tree segment and 0.6% in the Family Dollar segment.
Gross Profit

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Percentage Change	November 2, 2024	October 28, 2023	Percentage Change
Gross profit	$2,337.4	$2,173.0	7.6%	$6,899.6	$6,538.1	5.5%
Gross profit margin	30.9%	29.7%	1.2%	30.6%	29.8%	0.8%
Gross profit margin increased during the 13 weeks ended November 2, 2024 due to a 120 basis point decrease in cost of sales. The cost of sales rate decreased to 69.1% during the 13 weeks ended November 2, 2024 from 70.3% during the same period last year primarily due to lower freight costs and improved shrink results in relation to accruals, partially offset by increased distribution costs.
Gross profit margin increased during the 39 weeks ended November 2, 2024 due to an 80 basis point decrease in cost of sales. The cost of sales rate decreased to 69.4% during the 39 weeks ended November 2, 2024 from 70.2% during the same period last year primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise and higher distribution costs.
Selling, General and Administrative Expenses

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Percentage Change	November 2, 2024	October 28, 2023	Percentage Change
Selling, general and administrative expenses	$2,010.5	$1,877.0	7.1%	$5,961.5	$5,544.1	7.5%
Selling, general and administrative expense rate	26.6%	25.7%	0.9%	26.4%	25.2%	1.2%
The selling, general and administrative expense rate increased 90 basis points during the 13 weeks ended November 2, 2024 primarily due to higher depreciation expense from store investments, higher professional fees related to the review of Family Dollar strategic alternatives, temporary labor on the Dollar Tree segment to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase.
The selling, general and administrative expense rate increased 120 basis points during the 39 weeks ended November 2, 2024 primarily due to higher depreciation expense from store investments, unfavorable development of general liability claims, temporary labor on the Dollar Tree segment to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase. The increases were partially offset by a decrease in legal costs as the prior year included a $30.0 million accrual for DC 202-related legal matters on the Family Dollar segment.
Operating Income

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Percentage Change	November 2, 2024	October 28, 2023	Percentage Change
Operating income	$333.4	$301.7	10.5%	$957.1	$1,009.2	(5.2)%
Operating income margin	4.4%	4.1%	0.3%	4.2%	4.6%	(0.4)%
Operating income margin increased to 4.4% for the 13 weeks ended November 2, 2024 compared to 4.1% for the same period last year, resulting from the increase in gross profit margin, partially offset by the increase in the selling, general and administrative expense rate, as described above.

Operating income margin decreased to 4.2% for the 39 weeks ended November 2, 2024 compared to 4.6% for the same period last year, resulting from the increase in the selling, general and administrative expense rate, partially offset by the increase in gross profit margin, as described above.
Interest Expense, Net

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Percentage Change	November 2, 2024	October 28, 2023	Percentage Change
Interest expense, net	$27.5	$30.4	(9.5)%	$80.8	$80.5	0.4%
Interest expense, net decreased $2.9 million in the 13 weeks ended November 2, 2024 compared to the same period last year, primarily due to an increase in interest income resulting from higher invested cash.
Interest expense, net increased $0.3 million in the 39 weeks ended November 2, 2024 compared to the same period last year, primarily due to higher interest incurred for short-term borrowings under our commercial paper program.
Provision for Income Taxes

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Percentage Change	November 2, 2024	October 28, 2023	Percentage Change
Provision for income taxes	$72.5	$59.1	22.7%	$210.3	$217.1	(3.1)%
Effective tax rate	23.7%	21.8%	1.9%	24.0%	23.4%	0.6%
The effective tax rate was 23.7% for the 13 weeks ended November 2, 2024 compared to 21.8% for the comparable prior year period, resulting primarily from lower Work Opportunity Tax Credits.
The effective tax rate was 24.0% for the 39 weeks ended November 2, 2024 compared to 23.4% for the comparable prior year period, resulting primarily from higher tax expense in the current year related to restricted stock vesting and lower Work Opportunity Tax Credits, partially offset by lower non-deductible expenses.
Segment Information
Our operating results for the Dollar Tree and Family Dollar segments and period-over-period changes are discussed in the following sections.
Dollar Tree
The following table summarizes the operating results of the Dollar Tree segment:

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Percentage Change	November 2, 2024	October 28, 2023	Percentage Change
Net sales	$4,338.0	$4,003.8	8.3%	$12,569.1	$11,808.9	6.4%
Gross profit	1,534.1	1,393.8	10.1%	4,401.9	4,075.7	8.0%
Gross profit margin	35.4%	34.8%	0.6%	35.0%	34.5%	0.5%
Operating income	$465.2	$482.7	(3.6)%	$1,329.5	$1,416.2	(6.1)%
Operating income margin	10.7%	12.1%	(1.4)%	10.6%	12.0%	(1.4)%
Net sales for the Dollar Tree segment increased $334.2 million, or 8.3%, during the 13 weeks ended November 2, 2024 compared to the same period last year due to an increase in comparable store net sales of 1.8%, and net sales of $296.7 million at non-comparable stores. Customer traffic increased 1.5% and average ticket increased 0.3%.
Net sales for the Dollar Tree segment increased $760.2 million, or 6.4%, during the 39 weeks ended November 2, 2024 compared to the same period last year due to an increase in comparable store net sales of 1.6%, and net sales of $707.0 million at non-comparable stores. Customer traffic increased 1.9% and average ticket decreased 0.3%.

Gross profit margin in the Dollar Tree segment increased to 35.4% during the 13 weeks ended November 2, 2024 from 34.8% during the same period last year due to a 60 basis point decrease in cost of sales. The cost of sales rate decreased to 64.6% during the 13 weeks ended November 2, 2024 from 65.2% during the same period last year primarily due to lower freight costs, partially offset by increased markdown costs for slow moving items, higher distribution costs, increased sales of higher cost consumable merchandise, and increased occupancy costs resulting from the loss of leverage from the low single-digit comparable store net sales increase.
Gross profit margin in the Dollar Tree segment increased to 35.0% during the 39 weeks ended November 2, 2024 from 34.5% during the same period last year due to a 50 basis point decrease in cost of sales. The cost of sales rate decreased to 65.0% during the 39 weeks ended November 2, 2024 from 65.5% during the same period last year primarily due to lower freight costs, partially offset by increased sales of higher cost consumable merchandise, higher distribution costs, increased occupancy costs resulting from the loss of leverage from the low single-digit comparable store net sales increase, increased markdown costs for slow moving items, and increased shrink costs resulting from unfavorable inventory results.
Operating income margin for the Dollar Tree segment decreased to 10.7% during the 13 weeks ended November 2, 2024 from 12.1% during the same period last year as a result of an increase in the selling, general and administrative expense rate, partially offset by the gross profit margin increase noted above. The selling, general and administrative expense rate increased 180 basis points primarily due to higher depreciation expense from store investments, temporary labor to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase.
Operating income margin for the Dollar Tree segment decreased to 10.6% during the 39 weeks ended November 2, 2024 from 12.0% during the same period last year as a result of an increase in the selling, general and administrative expense rate, partially offset by the gross profit margin increase noted above. The selling, general and administrative expense rate increased 190 basis points primarily due to higher depreciation expense from store investments, unfavorable development of general liability claims, temporary labor to support our multi-price rollout, higher utilities costs, and loss of leverage from the low single-digit comparable store net sales increase.
Family Dollar
The following table summarizes the operating results of the Family Dollar segment:

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Percentage Change	November 2, 2024	October 28, 2023	Percentage Change
Net sales	$3,223.7	$3,305.3	(2.5)%	$9,991.7	$10,139.8	(1.5)%
Gross profit	803.3	779.2	3.1%	2,497.7	2,462.4	1.4%
Gross profit margin	24.9%	23.6%	1.3%	25.0%	24.3%	0.7%
Operating income (loss)	$1.6	$(66.3)	(102.4)%	$23.9	$(45.7)	(152.3)%
Operating income (loss) margin	—%	(2.0)%	2.0%	0.2%	(0.5)%	0.7%
Net sales for the Family Dollar segment decreased $81.6 million, or 2.5%, during the 13 weeks ended November 2, 2024 compared to the same period last year resulting from approximately 670 stores closed under the portfolio optimization review since the same period last year, partially offset by an increase in comparable store net sales of 1.9%. Net sales at non-comparable stores totaled $104.7 million. Customer traffic increased 1.8% and average ticket was flat.
Net sales for the Family Dollar segment decreased $148.1 million, or 1.5%, during the 39 weeks ended November 2, 2024 compared to the same period last year resulting from approximately 670 stores closed under the portfolio optimization review since the same period last year, partially offset by an increase in comparable store net sales of 0.6%. Net sales at non-comparable stores totaled $579.5 million and included $200.0 million of sales from the stores that were closed under the portfolio optimization review in the first three quarters of this year. Customer traffic increased 1.2% and average ticket decreased 0.5%.
Gross profit margin in the Family Dollar segment increased to 24.9% during the 13 weeks ended November 2, 2024 from 23.6% during the same period last year due to a 130 basis point decrease in cost of sales. The cost of sales rate decreased to 75.1% during the 13 weeks ended November 2, 2024 from 76.4% during the same period last year primarily due to lower freight costs, lower markdown costs resulting from a voluntary retail-level product recall in the prior year quarter and higher allowances for promotional activity in the current quarter, improved shrink results in relation to accruals and lower occupancy costs resulting from the store closures in connection with the portfolio optimization review, partially offset by higher distribution costs.

Gross profit margin in the Family Dollar segment increased to 25.0% during the 39 weeks ended November 2, 2024 from 24.3% during the same period last year due to a 70 basis point decrease in cost of sales. The cost of sales rate decreased to 75.0% during the 39 weeks ended November 2, 2024 from 75.7% during the same period last year primarily due to lower freight costs and lower occupancy costs resulting from the store closures in connection with the portfolio optimization review, partially offset by higher distribution costs.
Operating income (loss) margin for the Family Dollar segment increased to 0.0% during the 13 weeks ended November 2, 2024 from (2.0)% during the same period last year as a result of the gross profit margin increase noted above and a decrease in the selling, general and administrative expense rate. The selling, general and administrative expense rate decreased 70 basis points primarily due to lower store payroll, lower store supplies expenses, and lower repairs and maintenance expenses, partially offset by higher professional fees related to the review of Family Dollar strategic alternatives, higher depreciation expense from store investments and the loss of leverage from the low single-digit comparable store net sales increase.
Operating income (loss) margin for the Family Dollar segment increased to 0.2% during the 39 weeks ended November 2, 2024 from (0.5)% during the same period last year as a result of the gross profit margin increase noted above. The selling, general and administrative expense rate remained unchanged compared to the same period last year as higher depreciation expense from store investments, unfavorable development of general liability claims, higher professional fees related to the review of Family Dollar strategic alternatives, and the loss of leverage from the low single-digit comparable store net sales increase was offset by a decrease in legal costs, lower store payroll, and lower store supplies expenses. The prior year included a $30.0 million accrual for DC 202-related legal matters.
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
The following table compares cash flow-related information for the 39 weeks ended November 2, 2024 and October 28, 2023:

	39 Weeks Ended
(in millions)	November 2, 2024	October 28, 2023
Net cash provided by (used in):
Operating activities	$1,788.2	$1,429.6
Investing activities	(1,359.1)	(1,322.3)
Financing activities	(412.9)	(301.9)
Net cash provided by operating activities increased $358.6 million primarily due to an increase in accounts payable and higher current year earnings, excluding non-cash items, partially offset by increasing inventory levels and decreases in accrued liabilities.
Net cash used in investing activities increased $36.8 million primarily due to higher capital expenditures, partially offset by insurance recoveries related to damaged property and equipment at our Dollar Tree distribution center in Marietta, Oklahoma as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net cash used in financing activities increased $111.0 million primarily due to lower net borrowings under our commercial paper program, partially offset by lower stock repurchases.
At November 2, 2024, our long-term borrowings were $3.45 billion, of which $1.0 billion matures in May 2025, and we had $1.5 billion available under our Revolving Credit Facility, less amounts outstanding for standby letters of credit totaling $4.1 million. We also have a commercial paper program under which we may issue unsecured commercial paper notes up to an aggregate amount outstanding at any time of $1.5 billion. As of November 2, 2024, there were no commercial paper notes outstanding. Our Revolving Credit Facility serves as a liquidity backstop for the repayment of notes outstanding under the program. We issued and repaid $3.2 billion of commercial paper notes during the 39 weeks ended November 2, 2024 and incurred interest expense of $3.9 million related to these notes. Additionally, we have $250.0 million in trade letters of credit with various financial institutions, under which $3.6 million was committed to letters of credit issued for routine purchases of imported merchandise as of November 2, 2024.

We repurchased 3,283,837 and 3,905,599 shares of common stock on the open market at a cost of $403.6 million and $504.3 million, including applicable excise tax, during the 39 weeks ended November 2, 2024 and October 28, 2023, respectively. At November 2, 2024, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Revolving Credit Facility and borrowings under our commercial paper program. At November 2, 2024, there were no borrowings outstanding under the Revolving Credit Facility or the commercial paper program.
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
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of November 2, 2024, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
We are undergoing a multi-year technology transformation which includes updating our core merchandise, warehouse management, point-of-sale, and human capital management systems. These updates are expected to continue over the next few years and management will continue to evaluate the design and implementation of our internal controls over financial reporting as the transformation continues. There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any shares of common stock on the open market in the 13 weeks ended November 2, 2024. As of November 2, 2024, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended November 2, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective November 3, 2024	8-K	3.1	11/4/2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended November 2, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended November 2, 2024, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	December 4, 2024	By:	/s/ Jeffrey A. Davis
Jeffrey A. Davis
Chief Financial Officer
(On behalf of the registrant and as principal financial officer)