Form 10-K
period 2025-02-01
DOLLAR TREE, INC.
filed 2025-03-26
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-25464
DOLLAR TREE, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-2018846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Volvo Parkway
Chesapeake,	Virginia	23320
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (757) 321-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DLTR	NASDAQ Global Select Market
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
The aggregate market value of common stock held by non-affiliates of the registrant on August 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,177,546,903, based upon the closing sale price for the registrant’s common stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.
On March 24, 2025, there were 215,083,014 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for in Items 10, 11, 12, 13 and 14 of Part III, to the extent not set forth herein, is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 1, 2025.

DOLLAR TREE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2025

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
•Our merchandising plans and initiatives and related impacts, including those regarding multi-price assortments in the Dollar Tree segment and our ability to adjust pricing;
•Our plans to add, renovate and remodel stores, and our expectations regarding store standards and operations, efficiency initiatives, selling square footage, the in-store experience and the performance of those formats;
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
•Our plans and expectations regarding the pending sale of the Family Dollar business;
•The potential effect of general business or economic conditions on our business, including the direct and indirect effects of inflation, interest rates, labor shortages, consumer spending levels, and unemployment in our markets;
•Our expectations regarding cost increases in fiscal 2025, shrink and other factors affecting our profitability;
•The direct and indirect impacts of current and potential tariffs, duties, anti-dumping or countervailing duty orders and other trade-related measures, restrictions and policies and any retaliatory counter measures, and our plans to mitigate those impacts;
•Our expectations regarding the implementation and impact of wage investments, enhanced safety and working conditions, and other workforce investments and goals, and increases in wage expenses, including increases in minimum wages by federal, states and localities;
•Our anticipated net sales, comparable store net sales, net sales growth, gross profit margin, costs of goods sold (including product mix), shrink rates, earnings and earnings growth, inventory levels, selling, general and administrative and other fixed costs, and our ability to leverage those costs;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations, our plans regarding these matters, and the availability of indemnification or insurance with respect to such matters;
•Our cash needs and estimated capital expenditures, our expectations regarding our uses of cash and proceeds of our commercial paper program, and our ability to fund our future capital expenditures, working capital requirements, repayment of indebtedness and repurchases of common stock under our repurchase program, dividends, and our expectations regarding potential increases in interest rates and the effect on our financing costs;
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
•The impacts of tornado damage to our Dollar Tree distribution center in Marietta, Oklahoma, including changes within our supply chain network and expectations regarding our customer shopping experience;
•Management’s estimates and expectations as they relate to income tax liabilities, effective tax rates, deferred income taxes, uncertain tax positions, and recognition of stock-based compensation; and
•Management’s estimates associated with our critical accounting estimates, including inventory valuation, self-insurance liabilities for general liability claims and valuations for our goodwill and indefinite-lived intangible assets impairment analyses.
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
Introductory Note
Unless otherwise stated, references to “the Company,” “we,” “our” and “us” generally refer to Dollar Tree, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “fiscal 2025,” “fiscal 2024,” “fiscal 2023,” and “fiscal 2022,” relate to as of or for the years ended January 31, 2026, February 1, 2025, February 3, 2024 and January 28, 2023, respectively.

PART I
Item 1. Business
General
We are a leading operator of retail discount stores operating under the brand names of Dollar Tree and Dollar Tree Canada. At February 1, 2025, we operated 8,628 stores across 48 states and the District of Columbia and operated 253 stores across five Canadian provinces.
We believe the convenience and value we offer, as well as the “thrill-of-the-hunt” shopping experience where customers discover new celebratory and seasonal items every week, are key factors in serving and growing our base of loyal customers. We are committed to growing our business through new store openings, expanded geographies, improved product offerings, store renovations and remodeling, investments in our workforce and other initiatives to modernize and optimize our stores, our supply chain and distribution network and our technology. These initiatives are discussed further below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Discontinued Operations
Family Dollar stores provide customers with a selection of competitively-priced merchandise in convenient neighborhood stores, primarily serving a lower-than-average income customer in urban and rural locations. At February 1, 2025, the Family Dollar business included the operations of 7,622 general merchandise retail discount stores and ten distribution centers.
As previously reported, in fiscal 2024 we initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. Accordingly, the Family Dollar business met the held for sale and discontinued operations accounting criteria. On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions, including receipt of U.S. antitrust approval. Net proceeds are estimated to total approximately $804.0 million.
Unless otherwise noted, the discussion throughout Part I of this Form 10-K, including the various metrics cited, excludes the Family Dollar business and pertains only to our continuing operations. For information on discontinued operations, refer to Note 2 to our consolidated financial statements under the caption “Assets Held for Sale and Discontinued Operations” and Note 15.
Corporate Culture
Our core values drive how we treat our customers and each other to support a welcoming shopping experience and an engaging work environment. At every level of our organization, we build our culture by serving with accountability, inspiring belonging, championing empowerment, operating with excellence, and acting with integrity. We focus our ways of working on open, frequent communication and approach our roles with a continuous improvement mindset. Our communication vehicles foster two-way dialogue and offer continuous touchpoints for associates to hear about our strategy, values and ways of working, to learn from senior leaders about our business progress and connect with one another. Additionally, our people programs, as well as our meaningful focus on culture and belonging, reinforce our shared values and behaviors. For more information, see the “Our People” section below.
Our Stores
Our stores serve customers with a broad range of income levels principally in suburban locations, striving continuously to “Wow” the customer with a compelling, fun and fresh merchandise assortment comprised of a variety of things the customer wants and needs, all at incredible values in bright, clean and friendly stores.
In our Dollar Tree stores, we continue to expand our brand assortment at the $1.25 price point to provide greater value to our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with the introduction of $3 and $5 products in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product at varying price points. Through a partnership with Instacart, our customers can shop online and receive same-day delivery from more than 7,400 Dollar Tree stores, as of February 1, 2025, without having to visit a store.
In our Dollar Tree Canada stores, we generally sell items for $1.75(CAD) or less. Our revenue and assets in Canada are not material.
We strive to exceed our customers’ expectations for product variety and quality by offering items we believe typically sell for higher prices elsewhere, and we believe our mix of imported and domestic merchandise is critical to this end. In addition, direct relationships with manufacturers permit us to select from a broad range of products and customize packaging, product sizes and package quantities that best meet our customers’ needs. Merchandise imported directly typically accounts for approximately 40% of our total retail value purchases, with the remaining merchandise purchased domestically. Among our foreign suppliers, China is the source of a vast majority of our direct imports and we believe that a significant portion of our goods purchased from domestic vendors is imported. Our domestic purchases include basic, home, closeouts and promotional merchandise.
Our stores predominantly range from 8,000 - 10,000 selling square feet. We carry approximately 8,600 items in our stores, and as of the end of fiscal 2024 approximately 33% of our items were automatically replenished. The remaining items are either allocated to the stores or managed by direct store delivery (“DSD”) vendors. Through automatic replenishment, store-specific allocations and DSD vendors, each store is able to satisfy the demands of their particular customer base.
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
The merchandise mix in our stores consists of:
•Consumable merchandise, which includes everyday consumables such as household paper and chemicals, food, candy, health and personal care products, and in most stores, frozen and refrigerated food;
•Discretionary merchandise includes the following:
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
Marketing & Retail Media
Our marketing mission is to surprise and delight our customer with great value, assortment, and treasure hunt excitement. We believe the customer experience is extremely important to our marketing plan success and our ability to drive incremental business. Our marketing efforts are primarily focused on driving store traffic by providing value to our customers through our new advanced digital targeting capabilities, genuine and authentic brand building via social influencers and posts, showcasing amazing assortment in our digital ads, creating a robust web and app customer experience, and utilizing in-store signage to help educate customers and drive conversion.
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
Distribution
A strong and efficient distribution network is critical to our ability to grow and to maintain a low-cost operating structure. We currently operate 15 distribution centers in the United States. New distribution sites are strategically located to reduce the distance between the distribution centers and stores, maintain flexibility and improve efficiency in our store service areas. As part of our efforts to scale our distribution network to support future store growth, we plan to convert the Odessa, Texas Family Dollar distribution center to a Dollar Tree distribution center in the second quarter of fiscal 2025. We continue to make investments in our truck fleet, transportation management systems and a new RotaCart delivery process to streamline the truck unloading and store delivery process. A RotaCart is a wheeled container that allows quick, easy store deliveries loaded by merchandise category. The RotaCarts are nestable, allowing for easy return to the distribution centers.
Our stores receive approximately 90% of their inventory from our distribution centers. The remaining store inventory, primarily perishable consumable items and other vendor-maintained display items, are delivered directly to our stores from vendors or third party distributors. For more information on our distribution center network, see “Item 2. Properties.”
Distribution services in Canada are provided by a third party from two facilities, one in British Columbia and one in Ontario.

Seasonality
For information on the impact of seasonality, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
We operate in the value retail sector, which is currently and in the future expected to continue to be highly competitive with respect to price, store location, merchandise quality, assortment and presentation, and customer service, including merchandise delivery and checkout options. Our competitors include dollar stores, mass merchandisers, online retailers, discount retailers, drug stores, convenience stores, independently-operated discount stores, grocery stores and a wide variety of other retailers. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. We believe we differentiate ourselves from other retailers by providing high-value, high-quality, low-cost merchandise in attractively-designed stores that are conveniently located.
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
Intellectual Property
We are the owners of several trademarks including “Dollar Tree,” the “Dollar Tree” logo, and other names and designs of certain merchandise sold in our stores. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
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
•Culture and Belonging. Our goal is to create and support a culture of inclusion and belonging for each individual associate. We recognize that our customer base and the communities we serve are highly diverse, and we seek to create an environment in which the unique skills and perspectives of our associates and customers are understood, respected and appreciated. To further this goal, we have a Chief Culture and Belonging Officer (“CCABO”), which is a Senior Special Counsel role, on all matters related to Culture and Belonging. The CCABO is charged with creating and implementing strategies focused on corporate culture and the promotion of an inclusive environment in which all associates and customers feel welcome and valued, doing so in a manner consistent with our business goals and applicable law. In addition, we provide associate training on topics related to promoting a culture of inclusion and belonging and have formed a number of associate resource groups (“ARGs”). Each ARG is open to all associates. Our objective is to build a platform to encourage professional development, support community outreach and customer engagement, cultivate mentoring, attract talent from the communities we serve, and promote cross-functional teamwork for all associates. Each ARG is supported by an executive sponsor and a Human Resources partner to ensure efforts are aligned with the business.
•Workplace safety. Safety is a foundational part of our culture, embedded in all aspects of how we run our business. Our Asset Protection department, which includes Environmental, Health and Safety and Workplace Violence teams leads our comprehensive safety programming across all areas of our enterprise. Throughout the organization, we operate with a commitment to “Safety First, Safety Always,” with the shared understanding that a safe working environment is the responsibility of every associate. Through training and technology, we are able to implement measures that protect our associates and customers, and leverage predictive analytics to proactively identify and support stores in need of safety assistance. Furthermore, preventing incidents of workplace violence is a critical aspect of our safety program. Our comprehensive workplace violence prevention efforts focus on five foundational areas of training; investigation; response; prevention and community outreach.
•Communication and engagement. We believe that our associates are the most critical part of our business, and supporting an engaging culture where people can do their best work is a top priority for our leaders. In recent years we have added new channels to foster two-way dialogue and ensure we are listening to our associates and taking action on their feedback. A comprehensive strategic communication plan has been put in place to ensure our associates across the organization hear directly from our executive leaders on a regular basis to remain aligned with key priorities. Our annual associate engagement survey and semiannual pulse survey assess and highlight areas of focus that are important to our people, providing managers with quantitative and qualitative feedback directly from their teams. Our robust associate engagement survey process includes action planning to have meaningful impact on our continued cultural evolution. In addition, associates are encouraged to use our ethics hotline, known as Integrity Matters, to report concerns that they may have. Integrity Matters is a confidential reporting tool managed by an independent third party.
The number of associates we employed as of February 1, 2025 is as follows, including associates within the held for sale Family Dollar business:

	Store and Distribution Center Associates
	Dollar Tree	Family Dollar	Store Support Center Associates	Total
Full-time Associates	33,233	28,712	2,489	64,434
Part-time Associates	110,050	40,224	2	150,276
Total	143,283	68,936	2,491	214,710
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
Profitability and Operational Risks
Our profitability is vulnerable to cost pressures from increases in merchandise, shipping, freight and fuel costs, wage and benefit and other operating costs.
Future increases in costs such as the cost of merchandise, wage and benefit costs, ocean shipping rates, domestic freight costs, fuel and energy costs, tariffs, duties and other measures that create barriers to or increase the costs associated with international trade, and store occupancy costs, whether due to inflation and economic conditions, geopolitical tensions, or otherwise, would reduce our profitability. For example, recent U.S. tariffs imposed or threatened to be imposed on China, Mexico, Canada, and other countries and any retaliatory actions taken by such countries could result in us incurring substantial additional costs to procure a large portion of the merchandise we offer. In addition, we have experienced increases in wage rates and labor costs and distribution costs in prior years, and we expect further increases in certain cost categories in fiscal 2025. In addition to pressures from a tight labor market, we have incurred additional costs as a result of recent minimum wage increases by certain states and localities, and we expect additional minimum wage increases by states and localities in fiscal 2025. In addition, the U.S. Department of Labor finalized a rule in 2024 raising the minimum salary for associates to have exempt status under the Fair Labor Standards Act. Although the rule’s scheduled January 1, 2025 increase to the salary thresholds was recently vacated by a federal court, this or similar future rules could materially impact our wage rates and labor costs. Separately, government or industry actions addressing the impact of climate change, or shifts in customer preferences for more sustainable products, or our adoption of goals or initiatives aligned with related stakeholder expectations may result in increases in our merchandise or operating costs.
In our Dollar Tree segment, we continue to expand our brand assortment at the $1.25 price point and our multi-price product assortment generally, which began with the introduction of $3 and $5 Dollar Tree Plus product in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product at varying price points. Although we have increased our price points at our Dollar Tree stores and expanded our multi-price assortment, we may not be able to adjust our prices to offset cost increases. Further, raising the price point of merchandise could cause customers to buy fewer products. As a result, our ability to adjust our product assortment, to operate more efficiently or to increase our comparable store net sales in order to offset cost increases is critical to maintaining our profitability levels. Further, supply chain constraints and higher commodity costs could make it more difficult for us to obtain sufficient quantities of certain products and could negatively affect our product assortment and merchandise costs. We can give no assurance that we will be able to adjust our product assortment, operate more efficiently or increase our comparable store net sales in the future. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of economic factors on our operations.
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
We rely on the timely availability of imported goods at favorable wholesale prices. Merchandise imported directly typically accounts for approximately 40% of our Dollar Tree segment’s total retail value purchases and approximately 12% of Family Dollar’s total retail value purchases. In addition, we believe that a significant portion of our goods purchased from domestic vendors is imported. Imported goods are generally less expensive than domestic goods and result in higher profit margins. Any increase in the cost of our imported merchandise or a disruption in the flow of those goods for any reason could have an adverse impact on our operations and significantly decrease our profits. Disruptions or cost increases may result from factors such as:
•duties, tariffs or other measures that create barriers or restrictions on trade, including anti-dumping or countervailing duty orders or other trade-related sanctions and any retaliatory counter measures;

•raw material shortages, work stoppages, government restrictions, strikes and political unrest, including any impact on vendors or shipping arising from epidemics;
•economic conditions in the United States or abroad;
•geopolitical tensions, international disputes or conflicts, military confrontation, blockade, war, economic sanctions, piracy, acts of terrorism or other factors affecting international shipping traffic; changes in currency exchange rates or government policies and local economic conditions, including inflation (including energy prices and raw material costs) in the country of origin;
•potential changes to international trade agreements or the United States’ trade policies or trade relations with other countries from which we source merchandise; and
•changes in leadership and the political climate in countries from which we import products and their relations with the United States.
Among our foreign suppliers, China is the source of the majority of our direct imports. In early 2025, the United States imposed or threatened to impose significant additional tariffs, including reciprocal tariffs, on China, Mexico, Canada and other countries from which we import goods. In addition, the Trump administration has announced plans to impose significant fees on Chinese shipping companies and any Chinese-built vessels that enter U.S. ports. The imposition of these or other additional tariffs on imported merchandise or other actions against China or other countries from which we import goods, and any retaliatory actions or other responses by such countries, could impair our ability to meet customer demand and could result in lost sales, an increase in our cost of merchandise or other adverse impacts on our operations, unless we are able to successfully offset or mitigate these impacts. Our mitigation efforts could include negotiating lower product costs, rebates or invoice deductions; shifting supply sources to alternate countries; changing our product assortment or discontinuing certain items; or increasing our prices. Even if we are able to mitigate the impact of tariffs in the short-term through one or more of the foregoing actions, a change in product assortment, reduced product offering or increase in pricing could reduce the competitiveness of our products, particularly if our competitors do not keep pace with any such changes or are able to offset the impact of tariffs through other actions.
Furthermore, in response to the recent tariffs announced by the United States, China and other countries have imposed or proposed additional tariffs on certain exports from the United States. These and any other retaliatory countermeasures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our products. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.
In addition, the U.S. Department of Commerce recently has conducted investigations of anti-dumping and countervailing duties with respect to paper plates and aluminum pans. Based on determinations by the Department of Commerce and International Trade Commission, we accrued $25.0 million related to additional duties on paper plates imported during fiscal 2024. Any additional duties related to these or other goods that we import could increase the cost of our imported merchandise and adversely impact our operations and profit margins. Please see “Our profitability is vulnerable to cost pressures from increases in merchandise, shipping, freight and fuel costs, wage and benefit and other operating costs” for further discussion of the effect of costs on our operations.
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

•Distribution center capacity. We recently have experienced capacity pressure in our distribution network and are working to expand our distribution center capacity, including to replace that lost with our Marietta, Oklahoma distribution center. To the extent that we are unable to, or experience delays in, opening new distribution centers or otherwise expanding our capacity, our product availability, product mix, overall sales, and merchandise margins could be impacted, especially at Dollar Tree.
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
•Shipping disruptions. We have experienced disruptions in the global supply chain, including issues with shipping capacity and port congestion, and could experience disruptions because of geopolitical tensions and other international events such as armed conflict, war, economic sanctions, piracy or acts of terrorism. Tensions in the Red Sea and traffic restrictions through the Panama Canal caused global supply chain disruptions in recent years and may continue, which could increase ocean shipping costs and transit times. Our receipt of imported merchandise has been and may in the future be disrupted or delayed because of these or other factors. Delays could potentially have a material adverse impact on future product availability, product mix, overall sales, and merchandise margins, especially at Dollar Tree.
•Labor disagreement. Labor disagreements, disruptions or strikes, including at ports, rail networks, transportation companies, or other parts of our distribution network may result in lost sales due to shipping delays or disruptions in the delivery of merchandise to our distribution centers or stores and increase our costs.
•Vulnerability to natural or man-made disasters, including climate change. A fire, explosion or natural disaster at a port or any of our distribution or store support facilities could result in a loss of merchandise and impair our ability to adequately stock our stores. Some facilities are vulnerable to earthquakes, hurricanes, tornadoes or floods, and an increase in the severity and frequency of extreme weather events and patterns may increase our operating costs, disrupt manufacturing or our supply chain, change customer buying patterns, result in closures of our stores or distribution and store support centers and impede physical access to our stores. During 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. In addition to the loss of inventory in the facility and the facility itself, we incurred additional costs as a result of additional stem miles for product delivery and outside storage for the stores previously serviced by that distribution center, and we expect those costs to continue in 2025.
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
We may stop selling or recall certain products, including our private label brands and imported products, for safety-related or other issues, including product contamination, product content, improper manufacturing or distribution processes, improper testing, product mislabeling or product tampering. We may also stop selling or recall products if the products, the operations of our suppliers, or our operations violate applicable laws or regulations, including food, drug and cosmetic safety laws, or raise potential health and safety-related issues, including improper storage, product mishandling, contamination or other adulteration, or when products or their contents could cause injury, illness or death. Any recall may require significant management attention, and we could experience significant costs, lost sales, compliance or enforcement actions by governmental authorities which could result in fines or other penalties, and/or product liability legal claims and consumer lawsuits. Recalls may also subject us to public claims of false or deceptive advertising and other criticism. A significant product liability or other legal judgment against us, a regulatory enforcement action or a product recall could materially and adversely affect our reputation, financial condition and/or results of operations. Additionally, any product recall may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.
We could experience a decline in consumer confidence and spending because of concerns about the quality and safety of our products or our brand standards.
We could experience a decline in consumer confidence and spending if our customers become concerned about the quality and safety of the products we sell. The sale of private brand items has been an important component of our sales growth and gross profit rate enhancement plans. The sale and expansion of these offerings also subjects us to or increases certain risks, such as: product liability claims and product recalls; disruptions in raw material and finished product supply and distribution chains; supplier labor and human rights issues, and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. Failure to appropriately address these risks could materially and adversely affect our private brand initiatives, reputation, results of operations and financial condition.
Inflation, other changes in economic conditions or consumer spending habits could impact our sales or profitability.
A deterioration in economic conditions could reduce consumer spending or cause customers to shift their spending to products we either do not sell or do not sell as profitably. Adverse economic conditions such as a recession could disrupt consumer spending and significantly reduce our sales, decrease our inventory turnover, cause greater markdowns, or reduce our profitability due to lower margins. Other factors that could result in or exacerbate adverse economic conditions include inflation, higher unemployment, mortgage and interest rates, consumer debt levels, trade disputes, as well as adverse climate or weather conditions, worsening or new epidemics, terrorism, or international tensions, including armed conflict and economic sanctions. We believe that these macroeconomic factors, including inflationary pressures and higher interest rates, negatively affect our customers and impact our sales.
Furthermore, factors that could adversely affect consumer disposable income could decrease our customers’ spending on products we sell most profitably. In fiscal 2024, we continued to experience a material shift in consumer purchasing from higher-margin discretionary merchandise to lower-margin consumable goods, and we expect this trend could continue in 2025. Factors that could reduce our customers’ disposable income and over which we exercise no influence include inflation in food, housing, fuel or other energy costs, increased unemployment, increases in mortgage and interest rates, lack of available credit, higher tax rates and other changes in tax laws, increasing healthcare costs, and changes in government subsidies such as unemployment and food assistance programs, including the Supplemental Nutrition Assistance Program (“SNAP”). If consumer spending on the goods we sell declines as a result, there could be a material adverse impact on our business and results of operations.
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
Existing store sales growth is critical to good operating results and is dependent on a variety of factors, including merchandise quality, price, relevance and availability, store operations and customer satisfaction. In addition, increased competition could adversely affect our sales. We have embarked on several initiatives to increase our sales and profitability, some of which remain in the early stages. If these initiatives are unsuccessful or we otherwise are unable to grow our sales in line with our expectations, our margins and profitability would be adversely affected.
In addition, we have entered into an agreement to sell the Family Dollar business. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to our consolidated financial statements. If that sale is completed, our future growth and operating results will be dependent on our ability to increase sales and profitability in our Dollar Tree stores.
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
In addition, our expansion is dependent upon the company and its third-party developers’ abilities to acquire land, obtain financing, and secure necessary permits and approvals. We have experienced higher construction, commodity and other costs associated with the build-out of new stores and the renovation of existing stores. We have also experienced delays in new store openings and the renovation of existing stores due to inspection, permitting and contractor delays. In addition, we have experienced delays in new store openings due to limitations on the availability of certain fixtures and equipment. We anticipate these increased costs and delays may continue for the foreseeable future, which could adversely affect our sales and profitability. Further, we may not manage our expansion effectively, and our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.
Our profitability is affected by the mix of products we sell.
Our gross profit margin decreases when we increase the proportion of higher cost goods we sell. For example, some of our consumable products carry higher costs than other goods, so our gross profit margin will be negatively impacted as the percentage of our sales from higher cost consumable products increases. Imported merchandise and private label goods generally carry lower costs than domestic goods. Our product mix is affected by the supply of goods, including imported goods, and could be negatively impacted by various factors, including those described under “Risks associated with merchandise supply could adversely affect our financial performance” on page 10 and “Higher costs and disruptions in our distribution network could have an adverse impact on our sales and profitability” on page 11.
Our success also depends on our ability to select and obtain sufficient quantities of relevant merchandise at prices that allow us to sell such merchandise at profitable and appropriate prices. We recently have been expanding our multi-price product assortment at Dollar Tree, which now comprises a wide assortment of consumable and discretionary product at varying price points. If our sales price that is too high, or we do not provide a selection of popular merchandising items, our products will be less attractive to our customers and our sales could suffer. We are continuing to refine our pricing strategy and expand our multi-price assortment at Dollar Tree to provide value to our customers and increase customer traffic and loyalty and store productivity. Our inability to successfully implement our pricing strategies or multi-price assortment and provide our customers with desirable merchandise at appropriate prices could have a negative effect on our business.
Our business is seasonal, and adverse events during the fourth quarter could materially affect our full-year financial results.
Our highest sales periods are during the Christmas and Easter seasons, and we generally realize a disproportionate amount of our net sales and our operating and net income during the fourth quarter. In anticipation, we stock extra inventory and hire many temporary employees to prepare our stores and help ship product from our distribution centers. Lead times for seasonal product purchases are longer and could result in inventory markdowns if sales do not meet expectations. A reduction in sales during these periods could adversely affect our operating results, particularly operating and net income, to a greater extent than if a reduction occurred at other times of the year. Untimely merchandise delays due to receiving or distribution problems could have a similar effect. When Easter is observed earlier in the year, the selling season is shorter and, as a result, our sales could be adversely affected. Easter was observed on March 31, 2024, and will be observed on April 20, 2025.
Failure to protect our inventory or other assets from loss and theft may impact our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business and has recently reached historically high rates. We have incurred increased costs, and could continue to incur increased costs, as we make investments in technology and personnel in an attempt to mitigate these risks. Despite our efforts, loss may be caused by error or misconduct of associates, customers, vendors or other third parties including through organized retail crime and professional theft, and may be further impacted by macroeconomic factors, including the enforcement environment, or may be the result of damage or destruction of our inventory by natural disasters. We have experienced charges in the past, and our inability to cost-effectively prevent and/or minimize the loss or theft of assets, or to accurately predict and accrue for the impact of those losses, could adversely affect our operating results.
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
The retail industry is highly competitive with respect to price, customers, store locations, merchandise quality, product assortment, service offerings, customer service, shopping experience, product sourcing, labor, and market share. The marketplace is highly fragmented as many different retailers compete for market share by utilizing a variety of sales channels, store formats and merchandising strategies, including mobile and online shopping. To remain competitive, we may be required to change our product offering or lower our prices, but our ability to do so may be limited with the result that we could see lower sales or reduced profitability.
We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. We compete with discount stores and many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety, online retailers, and certain specialty stores. Some of our current or potential competitors have greater financial, distribution, marketing and other resources than we do. In addition, the substantial growth in e-commerce and expanded availability of mobile, web-based and other digital technologies has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create convenient and competitive online shopping alternatives. Some of our current and potential competitors have more significant online shopping platforms than we do, and our reliance on the in-store shopping experience could reduce our competitiveness. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors, and we believe that doing so may require substantial capital expenditures, for example in technology. Our ability to effectively compete will depend upon our ability to successfully develop and execute on our strategic initiatives. Please see “Item 1. Business” for further discussion of the effect of competition on our operations.

Our business could be adversely affected if we fail to manage our organizational talent and capacity, including attracting and retaining qualified associates and key personnel.
Our growth and performance are dependent on the skills, experience and contributions of our associates, executives and key personnel. At our stores and distribution centers, we must recruit, develop, train, and retain qualified associates in relatively large numbers, while also working to decrease turnover in these positions. Our ability to meet labor needs while controlling costs is subject to many external factors, including competition for and availability of qualified personnel, unemployment levels, wage rates and salary levels (including the heightened possibility of increased federal, state and/or local minimum wage rates/salary levels), health and other insurance costs, changes in employment and labor laws or other workplace regulations (including those relating to employee benefit programs such as health insurance and paid leave programs), labor activism, associate safety issues, associate expectations and productivity, and our reputation and relevance within the labor market. If we are unable to attract, develop and retain adequate numbers of qualified associates, our operations, customer service levels, legal and regulatory compliance, and support functions could suffer. Further, our stores are typically staffed with relatively few associates, which increases our exposure to the foregoing risks. In addition, to the extent a significant portion of our associate base unionizes, or attempts to unionize, our labor and other related costs could increase. The potential financial impact of union organization is further compounded by the possibility of federal agencies adopting or imposing changes to existing labor law that could facilitate union organizing. We currently do not have any employees represented by unions. Our ability to pass along labor and other related costs to our customers is constrained by our pricing model, and we may not be able to offset such increased costs elsewhere in our business.
Successful execution of our plans and strategies also depends on the efforts of key management personnel. The labor market for these executives and other key personnel is nationwide in scope and intensely competitive. The loss of such personnel, or the inability to hire, train, motivate and retain them, or to manage changes to our organizational structure and capacity, could, at least temporarily, have an adverse effect on the company’s operating results and financial condition. In addition, failure to develop an adequate succession plan for senior positions could reduce our organizational capabilities and competitive advantage during a transition. We recently have experienced turnover in senior positions, which, in addition to organizational changes related to our pending sale of the Family Dollar business, can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, cause greater workload demands for remaining team members and divert attention away from key areas of the business, or otherwise negatively impact the company’s growth prospects or future operating results.
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
Risks Relating to Strategic Initiatives and the Pending Sale of the Family Dollar Business
We may not be successful in implementing or in anticipating the impact of important strategic initiatives, which may have an adverse impact on our business and financial results.
In recent years, we have embarked on a number of strategic initiatives across the Dollar Tree and Family Dollar banners to drive productive sales growth and improve operating efficiency. In our Dollar Tree banner, those initiatives include, among others:
•We continue to expand our Dollar Tree brand assortment at the $1.25 price point and expand our multi-price product assortment, which now comprises a wide assortment of consumable and discretionary product at varying price points.
•We secured the leases for 164 former 99 Cents Only Stores across Arizona, California, Nevada and Texas and opened those stores under our Dollar Tree segment. More recently we have acquired designation rights for approximately 138 Party City stores and as we complete our diligence on this group of stores, we intend to designate acceptable stores and open these as Dollar Tree segment stores.
•We have initiatives to provide competitive pay and benefits, enhanced training, and other projects to support our workforce as well as initiatives to optimize and modernize our stores. Our supply chain initiatives include optimizing our transportation network and distribution methods.
•We continue our significant investments in our technology across our business, including our mobile apps, store systems, merchandising and supply chain.

In addition, we have been executing on a number of strategic initiatives in our Family Dollar banner, culminating with our agreement in March 2025 to sell the Family Dollar business. For more information about the impacts of the sale of Family Dollar, please see “The completion of the pending sale of the Family Dollar business is subject to various risks and uncertainties, may not be completed in a timely fashion or at all, and the pending sale may be disruptive to our business operations and adversely affect our profitability” and “If the pending sale of the Family Dollar business is completed, we may not achieve the anticipated benefits of the transaction, and the transaction may expose us to new risks” below.
The implementation, timing and results of these complex strategic initiatives are subject to various risks and uncertainties, which may require that we make significant estimates and assumptions in our planning. These initiatives place significant demands on our accounting, financial, information technology, and other systems, and on our business overall. We are dependent on our management’s ability to oversee these initiatives effectively and implement them successfully. If our estimates and assumptions about our initiatives are incorrect, or if we miscalculate the resources or time we need to complete them or fail to execute on them effectively, our pursuit of these initiatives may increase our costs and reduce our margins and profitability.
To be effective, our strategies have and will continue to require significant investment in cross-functional operations and management focus, along with supporting investments. For example, we experienced increased expenses from temporary labor on the Dollar Tree segment during 2024 to support our multi-price rollout. If we are unable to attract and retain employees or contract with third parties having the specialized skills needed to support our efforts, implement improvements to systems in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if initiatives related to our multi-priced merchandise at Dollar Tree and improved customer experience do not appeal to our customers or if we are unable to consistently meet our brand execution promises in a cost-effective manner, we may experience a loss of customer confidence or lost sales, which could adversely affect our reputation and results of operations.
A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
The completion of the pending sale of the Family Dollar business is subject to various risks and uncertainties, may not be completed in a timely fashion or at all, and the pending sale may be disruptive to our business operations and adversely affect our profitability.
As previously reported, in fiscal 2024 we initiated a formal review of strategic alternatives for the Family Dollar business. On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, subject to regulatory review and other closing conditions. The pending sale of the Family Dollar business is subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. We have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory and financial services fees related to the sale. The majority of these expenses are payable by us regardless of whether the sale is consummated. Accordingly, if the pending sale of the Family Dollar business is delayed or is not completed on the terms set forth in the definitive purchase agreement or at all, our business, results of operations, financial condition, cash flows and/or stock price could be adversely affected.
In addition, the pendency and anticipated completion of the sale of the Family Dollar business may impose challenges on our business, including the diversion of management’s attention from ongoing business concerns; impacts on our resources, systems, procedures and controls; attracting, retaining and motivating key management and other employees; retaining existing, or attracting new, business and operational relationships, including with suppliers and other business counterparties; potential negative reactions from the financial markets and other unanticipated adverse impacts; any of which could adversely affect our business and financial condition.
If the pending sale of the Family Dollar business is completed, we may not achieve the anticipated benefits of the transaction, and the transaction may expose us to new risks.
If the pending sale of the Family Dollar business is completed, our operational and financial profile will change significantly, with the Dollar Tree banner comprising substantially all of our retail operations. Our company following the sale would be smaller and less diversified than exists today, and our exposure to the risks inherent in our remaining business would increase. Our diversification of revenues, costs and cash flows would diminish, such that our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility and vulnerability to changing market conditions. Further, there can be no assurance that our credit ratings, access to financial markets and potential sources of liquidity and/or cost of financing would not be adversely impacted following the sale. As a result, our ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished. Until the market has fully analyzed the value of the Dollar Tree banner as a separate company, the price of our common stock also may experience volatility.

In addition, the sale of our Family Dollar business and other recent strategic initiatives entail significant changes across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas. These changes have been and could continue to be disruptive to our business operations. Further, there can also be no assurance that the stranded costs or dis-synergies of such a transaction will not exceed the anticipated amounts. Any of the foregoing could have a material adverse effect on our business, results of operations, financial conditions and cash flows, and we cannot assure you that the Dollar Tree banner, as an independent company, will be successful.
Further, we expect to have continuing obligations to Family Dollar pursuant to transition services or other agreements in connection with the sale of the Family Dollar business, which could require significant management and operational resources or reduce our ability to fully realize cost savings and efficiency initiatives that we would otherwise be able to implement following such a disposition. While we anticipate receiving payment for the transition services that we provide, we may not be able to recoup all of the underlying costs.
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
For example, in the fourth quarter of fiscal 2023, we recorded a $1,069.0 million non-cash goodwill impairment charge and a $950.0 million non-cash trade name impairment charge resulting from our annual impairment testing and a $503.9 million non-cash store asset impairment charge related to our store portfolio optimization review. In the fourth quarter of fiscal 2024, we recorded a $490.5 million non-cash goodwill impairment charge and a $1,400.0 million non-cash trade name impairment charge resulting from our annual impairment testing and an $88.1 million store asset impairment charge. Additionally, in the fourth quarter of fiscal 2024, we determined that the Family Dollar business met the held for sale and discontinued operations accounting criteria and recognized an impairment of $3,438.8 million to reflect the write-down of the carrying value to fair value less costs to sell. The Family Dollar goodwill and trade name comprise a substantial portion of our goodwill and indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar goodwill and trade name impairment evaluations is critical. Please refer to “Critical Accounting Estimates and Assumptions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Please refer to “Critical Accounting Estimates and Assumptions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable and subject to changing conditions and other factors beyond our control. Accordingly, actual results could be significantly different from these estimates.
For example, our liabilities related to our self-insurance programs, which include general liability claims, are estimates that require judgment and the use of assumptions. As a result of unfavorable developments due to the rising costs to reimburse, settle, or litigate claims related to customer accidents and other incidents at our stores, our actuarially determined liabilities were increased during 2024, contributing to a $20.4 million increase in our general liability claim expenses compared to the prior year. Should these or any other estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Cybersecurity and Technology Risks
We rely on computer and technology systems in our operations, and any material failure, inadequacy, interruption or security failure of those systems, including because of a cyberattack, could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
We rely extensively on our computer and technology systems and, in certain cases, those of third-party service providers to support nearly all key functions in our business, including managing inventory, operating our stores, processing credit card and customer transactions, managing our customer and associate relationships and summarizing results. Our ability to effectively manage our business and coordinate the distribution and sale of our merchandise depends significantly on the capabilities, confidentiality, integrity and availability of these systems and on our ability to successfully acquire and integrate upgraded or replacement systems as needed to support our business requirements and strategic initiatives. We also rely on third-party providers and platforms for many of these computer and technology systems and support.
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
Many of our information technology systems, such as those we use for our point-of-sale, web and mobile platforms, including online and mobile payment systems, and for administrative functions, including human resources, payroll, benefits, accounting, and internal and external communications, contain personal, financial, health-related or other confidential information that is entrusted to us by our customers and associates as well as proprietary and other confidential information related to our business and suppliers.
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
Moreover, significant additional capital investments and other expenditures could also be required to continue to strengthen our overall cybersecurity posture and prevent future security breaches, including costs associated with additional security technologies, personnel, experts and services (e.g., notification and credit-monitoring services) for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.
The unavailability of information technology systems on which we rely or the failure of those systems or software to perform as required to support our business needs for any reason and any inability to respond to, or recover from, such events, could disrupt our business, decrease performance, and increase overhead costs. If we, our vendors, or other third parties with whom we do business experience significant data security incidents or fail to detect and appropriately respond to significant incidents, we could be subject to negative publicity, costly government enforcement actions or private litigation and increased costs. In addition, our customers could lose confidence in our ability to protect their information, stop using our applications or other programs, or stop shopping with us altogether. Any of these factors could have a material adverse effect on our reputation, results of operations or financial condition.
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
For example, in 2024 we resolved a previously disclosed investigation by the United States Department of Justice (the “DOJ”) regarding a historical rodent issue at Family Dollar’s West Memphis, Arkansas distribution center (“DC 202”) and the related adulteration of products regulated by the FDA. Under this resolution, a Family Dollar subsidiary pled guilty to a one count misdemeanor violation of Title 21, United States Code, Sections 331(k), 333(a)(1) for causing FDA-regulated products to become adulterated and paid $200,000 in fines and a forfeiture money judgment in the amount of $41,475,000 to the United States. For a discussion of other impacts of this resolution, see also “Our failure to comply with applicable law, or to adequately respond to changes to such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us” below.
Our products could also cause illness or injury, harm our reputation, and subject us to litigation. Product liability, personal injury, consumer protection or other claims may be asserted against us relating to product adulteration, product tampering, mislabeling, recall and other safety issues with respect to the products that we sell, or with respect to our handling or storage of such products. Recent such matters have led to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses. A significant product liability, consumer fraud, or other legal judgment against us, a related regulatory compliance or enforcement action or a product recall could materially and adversely affect our reputation, financial condition and/or results of operations. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against the products we sell could materially and adversely affect our reputation. We seek but may not be successful in obtaining contractual indemnification from our vendors, where appropriate, or insurance coverage, and if we do not have adequate contractual indemnification or insurance available, such claims could adversely affect our business, financial condition and/or results of operations. Our ability to obtain the benefit of contractual indemnification from vendors may be hindered by our ability to enforce contractual indemnification obligations against such vendors, for example because the vendors are overseas or lack financial resources. Our litigation-related expenses could increase as well, which also could have a materially negative impact on our financial condition and/or results of operations even if a claim is unsuccessful or is not fully pursued.

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
If our programs do not adequately anticipate regulatory expectations or requirements, or if we fail to appropriately design and maintain an effective enterprise compliance program and system of controls to prevent and detect non-compliance, including implementing and communicating a strong culture of compliance, there is a possibility any failure to comply with applicable laws and regulations would subject us to enhanced legal risks and adverse outcomes. Violations of applicable laws and regulations or untimely or incomplete execution of a required product recall can result in significant penalties (including loss of licenses, eligibility to accept certain government benefits such as SNAP or significant fines), class action or other litigation, governmental investigation or action and reputational damage. As part of our 2024 resolution of the DOJ investigation regarding DC 202, we agreed to implement improved internal controls, compliance codes, policies, and procedures, many of which were already underway or completed, and to make periodic reports to the DOJ for three years. The failure to properly manage our overall compliance program and fully comply with our obligations could adversely affect our ability to conduct business, result in significant fines and other penalties, damage our brand and reputation, and negatively impact our financial position and results of operations.
New laws and regulations could have an adverse effect on our business. For example, various municipalities have begun regulating the placement or proximity of our stores or may place requirements on labor relations or the types of products we sell. In addition, the adoption by certain jurisdictions of new or expanded environmental laws and regulations could significantly increase our operating or merchandise costs or reduce the demand for our products. These laws and regulations may include, but are not limited to, requirements relating to hazardous waste materials, recycling, single-use plastics, so-called “chemicals of concern,” extended producer responsibility, use of refrigerants, carbon pricing or carbon taxes, product energy efficiency, animal welfare standards and product labeling.
In addition, significant changes in laws or regulations that impact our relationship with our workforce, such as minimum wage increases, health care, labor relations laws or workplace safety, could increase our expenses and adversely affect our operations. An increase in federal corporate tax rates also could adversely affect our profitability. Changes in other regulatory areas, such as consumer credit, privacy and information security, product and food safety, energy or environmental protection, international labor protections, and tariff and other trade restrictions, among others, could cause our expenses to increase or result in product recalls.
Our business is subject to evolving disclosure requirements and expectations with respect to environmental, social and governance matters that could expose us to numerous risks.
Our business faces increasing public scrutiny related to social responsibility, climate change and other ESG practices. We risk damage to our brand and reputation, including risk to our plans for profitable growth, if we fail to act responsibly in a number of areas, such as worker safety and welfare, diversity and inclusion, environmental stewardship, support for local communities, and corporate governance and transparency. Conversely, if efforts around diversity, equity and inclusion (“DEI”) are perceived as too ambitious, we may be subject to investigations, litigation and other proceedings and our brand and reputation and stock price may be harmed. Adverse incidents could impact the value of our brand, the cost of our operations and relationships with associates, customers or investors, all of which could adversely affect our business and results.

In addition, regulators, customers, investors, associates, and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring, and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals regarding environmental matters, culture and belonging, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to mature, and assumptions that are subject to change in the future.
Further, the Supreme Court’s recent ruling striking down race-based affirmative action in higher education has increased scrutiny of corporate diversity, equity and inclusion practices. Some groups and attorneys general have begun to analogize the outcome of that case to private employment matters, asserting that certain corporate DEI practices are racially discriminatory and unlawful. Anti-ESG and anti-DEI related policies, legislation, initiatives and scrutiny could expose us to the risk of litigation, investigations or challenges by federal or state authorities, result in injunctions, penalties and reputational harm and require certain investors to divest or discourage certain fund investors from investing in our funds.
If we are unable to meet our ESG-related goals or evolving stakeholder expectations and industry standards, if our ESG-related data, processes and reporting are incomplete or inaccurate, or if our efforts around ESG-related issues are perceived as insufficient or too ambitious, consumers may choose to stop purchasing our products or purchase products from a competitor, and our reputation, business or financial condition may be adversely affected.
Risks Relating to Indebtedness and Our Common Stock
Our inability to access credit or capital markets, a downgrade of our credit ratings and/or increases in interest rates could negatively affect our financing costs, results of operations and financial condition.
We rely on internally generated funds and borrowings under our credit facilities and commercial paper program to fund our seasonal working capital requirements for existing and new stores, distribution network programs and other capital projects. In addition, we have $3.45 billion of senior notes outstanding as of February 1, 2025, of which $1.0 billion matures in May 2025.
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
As part of our overall strategic initiatives, we have made investments in internal and external resources to support and enhance our technology infrastructure over the next several years. As part of this technology transformation, we plan to continue to invest in our information security team, enhance our cyber response plan and data privacy policies and evolve our third-party risk management program. In addition, in connection with our strategic review of the Family Dollar business, we are conducting a comprehensive reassessment of our cybersecurity posture. This evaluation focuses on how these changes affect our people, processes, and technologies. By doing this, we ensure the ongoing protection of sensitive data and critical assets, while also maintaining alignment with our security standards.
No material cybersecurity incidents occurred in fiscal 2024, but future incidents cannot be predicted. Additionally, in “Item 1A. Risk Factors” under the heading “Cybersecurity and Technology Risks,” forward-looking cybersecurity threats that could have a material impact on our business are discussed. Those sections of Item 1A should be read in conjunction with this Item 1C.
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
We have a Cybersecurity Incident Response Plan that is integrated into our crisis management program. The plan provides protocols for evaluating and responding to cybersecurity incidents, including incident disclosure and reporting, notification to senior management and relevant committees, and meeting external reporting obligations. The plan is reviewed and updated regularly by our CISO and Chief Legal Officer to ensure its continued effectiveness. We periodically perform tabletop exercises where we conduct walkthroughs of cyber incident situations to test our response plan, and we plan to continue testing on a periodic basis going forward.
Item 2. Properties
As of February 1, 2025, we operated 8,628 stores across the contiguous United States and the District of Columbia and operated 253 stores within five Canadian provinces, with stores predominantly ranging from 8,000 - 10,000 selling square feet. For additional information on store counts and square footage for the last three fiscal years, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Overview.”
We lease substantially all of our stores and expect to lease substantially all of our new stores as we expand. Our leases typically provide for a short initial lease term, generally between five and ten years, with options to extend. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.

Our network of distribution centers is strategically located throughout the United States to support our stores. As of February 1, 2025, we operated 15 distribution centers in the United States occupying a total of 14.1 million square feet. Except for 0.4 million square feet of our distribution center in San Bernardino, California and short-term leases for offsite facilities, all of our distribution center capacity in the United States is owned.
Each of our distribution centers use advanced material handling equipment, warehouse management systems, and radio frequency to track our inventory and ensure efficient operations. With the exception of three of our facilities, each of our distribution centers in the United States also contains automated conveyor and sorting systems. We previously disclosed that we were making significant investments to improve climate control conditions in our distribution centers; we now expect that all of our distribution centers will be climate-controlled within the first six months of fiscal 2025.
Distribution services in Canada are provided by a third party from two facilities, one in British Columbia and one in Ontario.
Our store support center in Chesapeake, Virginia is located in an approximately 0.5 million square foot office tower that we own.
For more information on financing of our new, expanded and renovated stores, and distribution centers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Funding Requirements.”
Item 3. Legal Proceedings
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes, as well as trade, regulatory and other claims related to our business. For information regarding legal proceedings in which we are involved, please see Note 5 to our consolidated financial statements under the caption “Contingencies.” For a further description of certain of these matters and their impact, see “Item 1A. Risk Factors”: “Legal proceedings may adversely affect our reputation, business, results of operations or financial condition” on page 19 and “Our failure to comply with applicable law, or to adequately respond to changes to such laws, could increase our expenses, expose us to legal risks or otherwise adversely affect us” on page 20.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market® under the symbol “DLTR.” As of March 24, 2025, we had 1,909 shareholders of record.
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
We repurchased 3,283,837, 3,905,599 and 4,613,696 shares of common stock on the open market at a cost of $403.6 million, $504.3 million and $647.5 million, including applicable excise tax, in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The fiscal 2024 share repurchases occurred prior to the fourth quarter. As of February 1, 2025, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
Stockholder Matters
We anticipate that substantially all of our cash flow from operations in the foreseeable future will be retained for the development and expansion of our business, the repayment of indebtedness and, as authorized by our Board of Directors, the repurchase of stock. We do not anticipate paying cash dividends on our common stock in fiscal 2025.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended February 1, 2025, compared with the cumulative total returns of the S&P 500 Index and the S&P 500 Consumer Discretionary Distribution & Retail Index. The comparison assumes that $100 was invested in our common stock and in each of the foregoing indices at the market close on the last trading day of the fiscal year ended February 1, 2020, and that dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Year Ended
	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025
Dollar Tree, Inc.	$100.00	$116.76	$147.57	$172.70	$159.31	$84.24
S&P 500 Index	100.00	117.25	144.56	132.68	160.30	202.59
S&P 500 Consumer Discretionary Distribution & Retail Index	100.00	141.39	153.61	125.62	162.21	227.91
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In Management’s Discussion and Analysis, we explain the general financial condition and the results of operations for our company, including, factors that affect our business, analysis of annual changes in certain line items in the consolidated financial statements, expenditures incurred for capital projects and sources of funding for future expenditures. As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements and related notes, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
During fiscal 2024, the Family Dollar business met the held for sale and discontinued operations accounting criteria. Accordingly, the results of operations of the Family Dollar business are reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented and the related assets and liabilities are classified as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets. Unless otherwise noted, all amounts, percentages and discussions below reflect only the results of operations and financial condition of our continuing operations.
Overview
We are a leading operator of more than 8,800 retail discount stores, as of February 1, 2025, offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points.
Our net sales are derived from the sale of merchandise. Two major factors tend to affect our net sales trends. First is our success at opening new stores. Second is the performance of stores once they are open which can be impacted by a number of factors including operational performance, competition, inflation, consumer buying preferences and changes in the product assortment, pricing, or quality. Sales vary at our existing stores from one year to the next. We refer to this as a change in comparable store net sales, because we include only those stores that are open throughout both of the periods being compared, beginning after the first fifteen months of operation. We include sales from stores expanded, relocated or remodeled during the year in the calculation of comparable store net sales, which has the effect of increasing our comparable store net sales. Stores that were converted from Family Dollar stores to Dollar Tree stores are considered to be new stores and are not included in the calculation of the comparable store net sales change until after the first fifteen months of operation under the Dollar Tree brand. Additionally, sales that are excluded from the calculation of comparable store net sales are referred to as non-comparable store sales and consist of sales from new stores open fifteen months or less and stores that are closed permanently or expected to be closed for more than 90 days.
2024 Financial Highlights
Financial highlights for the fiscal year ended February 1, 2025, as compared to the fiscal year ended February 3, 2024, include:
•Net sales increased 4.7% to $17,565.8 million, due to a 1.8% comparable store net sales increase and net sales of $1.1 billion at non-comparable stores. The 53rd week in fiscal 2023 accounted for $307.0 million of the total net sales.
•Gross profit increased 4.5% to $6,281.7 million as a result of our net store growth. Gross profit, as a percentage of net sales, remained unchanged in fiscal 2024 as the cost of sales rate is 64.2% in both fiscal 2024 and 2023.
•Selling, general and administrative expenses, as a percentage of total revenues, increased 220 basis points to 27.5%.
•Operating income, as a percentage of total revenues, decreased 230 basis points to 8.3%.
•The effective tax rate increased to 24.7% compared to 23.8% in the prior year.
•Income from continuing operations was $1,042.5 million, or $4.83 per diluted share, compared to $1,265.8 million, or $5.76 per diluted share.

Store Activity & Selected Sales Data
At February 1, 2025, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened in fiscal 2024 was approximately 10,990 selling square feet. A breakdown of the changes in store count and square footage is as follows:

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Store Count:
Beginning	8,415	8,134	8,061
New stores	525	333	131
Stores converted from or to Family Dollar	12	15	(5)
Closings	(71)	(67)	(53)
Ending	8,881	8,415	8,134
Relocations	22	31	28

Selling Square Feet (in millions):
Beginning	73.1	70.5	69.7
New stores	5.8	3.1	1.1
Stores converted from or to Family Dollar*	0.1	0.1	—
Closings	(0.6)	(0.6)	(0.4)
Relocations*	—	—	0.1
Ending	78.4	73.1	70.5
*Selling square footage impact of converted or relocated stores is only provided if it equals or exceeds 0.1 million selling square feet.
The store counts above do not include new stores until they are opened for sales. Similarly, stores converted from a Family Dollar store to a Dollar Tree store, or vice versa, are reflected in the table above when they opened or closed, respectively.
Fiscal 2024 and fiscal 2022 which ended on February 1, 2025 and January 28, 2023, respectively, each included 52 weeks. Fiscal 2023 ended on February 3, 2024 and included 53 weeks, commensurate with the retail calendar. The 53rd week in fiscal 2023 added approximately $307.0 million in sales.
The percentage change in comparable store net sales, as compared with the preceding year, is as follows:

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Sales Growth	1.8%	5.8%	9.0%
Change in Customer Traffic	1.6%	7.4%	(3.9)%
Change in Average Ticket	0.1%	(1.5)%	13.4%
Comparable store net sales are positively affected by our expanded, relocated and remodeled stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores. The comparable store net sales change for the years ended February 1, 2025 and January 28, 2023 is based on a 52-week comparison for both periods included in the calculation. The comparable store net sales change for the year ended February 3, 2024 is based on a 53-week comparison for both periods included in the calculation.
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

Net sales per selling square foot for the last three fiscal years is as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales per selling square foot	$232	$234	$220
The 53rd week in fiscal 2023 contributed $4 to the total net sales per selling square foot. See our “Strategic Initiatives and Recent Developments” below for more information on the initiatives that are driving our comparable store net sales growth and net sales per selling square foot growth.
Strategic Initiatives and Recent Developments
We continue to execute on a number of strategic initiatives to drive productive sales growth, improve operating efficiency, invest in technology, and expand our culture of service to our associates. These initiatives include, among others, and in no particular order, the following:
Dollar Tree Merchandising. We continue to expand our brand assortment at the $1.25 price point to provide greater value to our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with the introduction of $3 and $5 products in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product at varying price points. As of February 1, 2025, we had approximately 2,900 multi-price format stores, including approximately 2,600 conversions and 300 new stores.
99 Cents Only Stores Acquisition. During the second quarter of fiscal 2024, we acquired designation rights for up to 170 leases of 99 Cents Only Stores across Arizona, California, Nevada and Texas. The designation rights were acquired following the bankruptcy of 99 Cents Only Stores, which provided us an attractive opportunity to secure leases in priority markets. We secured the leases for 164 of these stores and substantially all have opened as Dollar Tree stores.
Our Workforce & Our Workplace. We are investing in our talent, including initiatives to provide competitive pay and benefits, enhanced training, and attractive career opportunities to deliver an enhanced associate experience, reduce turnover, and improve our store standards and efficiencies and ultimately the customer experience. Additional initiatives include projects to optimize and modernize our stores, with a focus on improving the in-store experience through renovations and customer service enhancements.
Supply Chain Optimization. Our supply chain initiatives include expanding and enhancing our distribution and transportation network, including investments in our truck fleet, transportation management systems, a new distribution center with enhanced automation to improve efficiency, and a new RotaCart delivery process to streamline the truck unloading and store delivery process. Significant investments are also underway to improve climate control conditions in our distribution centers. These investments are expected to negatively impact gross margin in the near-to-mid term.
Technology Investment. We continue our multi-year plan for significant investment in our technology across our business, including our mobile apps, human capital management system and supply chain system. We believe these improvements can promote operational efficiencies and deliver an elevated customer experience.
Marietta, Oklahoma Distribution Center. In the first quarter of fiscal 2024, a tornado destroyed our distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We have pivoted our supply chain network to deliver products to the approximately 600 Marietta-serviced stores, and we believe these efforts have limited and will continue to limit disruption to the Dollar Tree shopping experience. We are incurring additional costs within our supply chain as a result of servicing these impacted stores, including additional stem miles for delivered product and outside storage, and expect such costs to continue negatively impacting gross margin in the near-to-mid term.
General Liability Claims Development. Our self-insured general liability claims related to customer accidents and other incidents at our stores continue to develop unfavorably due to the rising costs to reimburse, settle, or litigate the claims. As a result, our actuarially determined liabilities were increased during the second quarter of fiscal 2024, contributing to a $45.3 million increase in our general liability claim expenses compared to the prior year second quarter. For the full year, fiscal 2024 general liability claim expenses increased $20.4 million compared to fiscal 2023.
The liabilities related to our self-insurance programs, which include general liability claims, are estimates that require judgment and the use of assumptions. See the “Critical Accounting Estimates and Assumptions” later in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the estimates and assumptions related to these liabilities. Such estimates are inherently uncertain, and future changes in claim trends and assumptions could result in significant adjustments to our liabilities, which could materially and adversely affect our results of operations.

Family Dollar Store Portfolio Optimization and Strategic Alternatives Reviews. During the fourth quarter of fiscal 2023, we announced that we had initiated a comprehensive store portfolio optimization review, which involved identifying stores for closure, relocation or re-bannering based on an evaluation of current market conditions and individual store performance, among other factors. As a result of the portfolio optimization review, we identified approximately 970 underperforming Family Dollar stores, including approximately 600 stores to be closed in the first half of fiscal 2024, and approximately 370 stores to be closed at the end of each store's current lease term. As of February 1, 2025, we had closed approximately 695 stores identified under the portfolio optimization review.
During the second quarter of fiscal 2024, we announced that we had initiated a formal review of strategic alternatives for the Family Dollar business, which could have included among others, a potential sale, spin-off or other disposition of the business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. As a result, we concluded the Family Dollar business met the held for sale and discontinued operations accounting criteria. On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions, including receipt of U.S. antitrust approval. Net proceeds are estimated to total approximately $804.0 million. For information on discontinued operations, refer to Note 2 to our consolidated financial statements under the caption “Assets Held for Sale and Discontinued Operations” and Note 15.
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
The following table contains results of operations data for the last three fiscal years:

	Year Ended
(in millions, except percentages)	February 1, 2025	February 3, 2024	January 28, 2023
Revenues
Net sales	$17,565.8	$16,770.3	$15,405.7
Other revenue	12.7	10.8	5.8
Total revenue	17,578.5	16,781.1	15,411.5
Expenses
Cost of sales	11,284.1	10,761.4	9,630.2
Selling, general and administrative expenses	4,832.4	4,245.2	3,682.0
Operating income	1,462.0	1,774.5	2,099.3
Interest expense, net	107.5	112.5	127.2
Other (income) expense, net	(29.1)	0.1	0.4
Income from continuing operations before income taxes	1,383.6	1,661.9	1,971.7
Provision for income taxes	341.1	396.1	471.6
Income from continuing operations	$1,042.5	$1,265.8	$1,500.1

Gross profit margin	35.8%	35.8%	37.5%
Selling, general and administrative expense rate	27.5%	25.3%	23.9%
Operating income margin	8.3%	10.6%	13.6%
Interest expense, net as a percentage of total revenue	0.6%	0.7%	0.8%
Income from continuing operations before income taxes as a percentage of total revenue	7.9%	9.9%	12.8%
Effective tax rate	24.7%	23.8%	23.9%
Income from continuing operations as a percentage of total revenue	5.9%	7.5%	9.7%

Net Sales

	Year Ended			Percentage Change
(dollars in millions)	February 1, 2025	February 3, 2024	January 28, 2023	Fiscal 2024 vs. Fiscal 2023	Fiscal 2023 vs. Fiscal 2022
Net sales	$17,565.8	$16,770.3	$15,405.7	4.7%	8.9%
Comparable store net sales change	1.8%	5.8%	9.0%
Fiscal 2024 compared to Fiscal 2023
The increase in net sales from fiscal 2023 to fiscal 2024 was a result of the comparable store net sales increase and net sales of $1.1 billion at non-comparable stores. Comparable store net sales increased 1.8% in fiscal 2024, as a result of a 1.6% increase in customer traffic and a 0.1% increase in average ticket. This increase is based on a 52-week comparison for both periods. The 53rd week in fiscal 2023 accounted for $307.0 million of the total net sales.
The low single-digit comparable store net sales increase was primarily impacted by the macro economic environment which continues to affect our customers due to the impact of inflationary pressures and higher interest rates. We expect these sales trends, and the resulting negative impact on operating income, to continue in the near-to-mid term.
Fiscal 2023 compared to Fiscal 2022
The increase in net sales from fiscal 2022 to fiscal 2023 was a result of the comparable store net sales increase and net sales of $467.1 million at non-comparable stores. Comparable store net sales increased 5.8% in fiscal 2023, as a result of a 7.4% increase in customer traffic, partially offset by a 1.5% decrease in average ticket. This increase is based on a 53-week comparison for both periods. The 53rd week in fiscal 2023 accounted for $307.0 million of the total net sales increase.
Gross Profit

	Year Ended			Percentage Change
(dollars in millions)	February 1, 2025	February 3, 2024	January 28, 2023	Fiscal 2024 vs. Fiscal 2023	Fiscal 2023 vs. Fiscal 2022
Gross profit	$6,281.7	$6,008.9	$5,775.5	4.5%	4.0%
Gross profit margin	35.8%	35.8%	37.5%	—%	(1.7)%
Fiscal 2024 compared to Fiscal 2023
Gross profit margin remained unchanged in fiscal 2024 as the cost of sales rate is 64.2% in both fiscal 2024 and 2023. Changes in the cost of sales rates consist of lower freight costs, offset by increased sales of higher cost consumable merchandise, increased occupancy costs resulting from the loss of leverage from the low single-digit comparable store net sales increase and the 53rd week of sales in 2023, higher distribution costs, increased shrink costs resulting from unfavorable inventory results, and increased markdown costs for slow moving items. Included in freight costs for fiscal 2024 is $25.0 million of duties related to an anti-dumping case for paper plates imported in fiscal 2024.
Fiscal 2023 compared to Fiscal 2022
Gross profit margin decreased in fiscal 2023 due to a 170 basis point increase in cost of sales. The cost of sales rate increased to 64.2% in fiscal 2023 from 62.5% in fiscal 2022 primarily due to re-investment in value-product assortments after transitioning to the $1.25 price point during the prior year, increased sales of higher cost consumable merchandise, higher distribution costs, increased shrink costs resulting from unfavorable inventory results, partially offset by lower freight costs and decreased occupancy costs resulting from the leverage from the comparable store net sales increase and leverage from the 53rd week of sales in 2023.
Selling, General and Administrative Expenses

	Year Ended			Percentage Change
(dollars in millions)	February 1, 2025	February 3, 2024	January 28, 2023	Fiscal 2024 vs. Fiscal 2023	Fiscal 2023 vs. Fiscal 2022
Selling, general and administrative expenses	$4,832.4	$4,245.2	$3,682.0	13.8%	15.3%
Selling, general and administrative expense rate	27.5%	25.3%	23.9%	2.2%	1.4%
Fiscal 2024 compared to Fiscal 2023
The selling, general and administrative expense rate increased 220 basis points in fiscal 2024 primarily due to higher depreciation expense from store investments, software impairments and related contract termination costs, temporary labor to support our multi-

price rollout, higher utilities costs, higher stock compensation expense resulting from the accelerated vesting of the former Chief Executive Officer’s option award, the loss of leverage from the low single-digit comparable store net sales increase and the loss of leverage from the 53rd week of sales in the prior year. The software impairments and related contract termination costs totaled $58.0 million and were related to enterprise merchandising and store system projects that were not fully implemented and were cancelled in connection with the decision to sell the Family Dollar business.
Fiscal 2023 compared to Fiscal 2022
The selling, general and administrative expense rate increased 140 basis points in fiscal 2023 primarily due to wage investments and minimum wage increases in store payroll, unfavorable development of general liability claims, and higher repairs and maintenance expenses as we focus on store conditions for our customers and associates, partially offset by leverage from the comparable store net sales increase and leverage from the 53rd week of sales at the end of fiscal 2023.
Operating Income

	Year Ended			Percentage Change
(dollars in millions)	February 1, 2025	February 3, 2024	January 28, 2023	Fiscal 2024 vs. Fiscal 2023	Fiscal 2023 vs. Fiscal 2022
Operating income	$1,462.0	$1,774.5	$2,099.3	(17.6)%	(15.5)%
Operating income margin	8.3%	10.6%	13.6%	(2.3)%	(3.0)%
Fiscal 2024 compared to Fiscal 2023
Operating income margin decreased to 8.3% in fiscal 2024 compared to 10.6% in fiscal 2023, resulting from the increase in the selling, general and administrative expense rate.
Fiscal 2023 compared to Fiscal 2022
Operating income margin decreased to 10.6% in fiscal 2023 compared to 13.6% in fiscal 2022, resulting from the decrease in gross profit margin and an increase in the selling, general and administrative expense rate.
Interest Expense, Net

	Year Ended			Percentage Change
(dollars in millions)	February 1, 2025	February 3, 2024	January 28, 2023	Fiscal 2024 vs. Fiscal 2023	Fiscal 2023 vs. Fiscal 2022
Interest expense, net	$107.5	$112.5	$127.2	(4.4)%	(11.6)%
Fiscal 2024 compared to Fiscal 2023
Interest expense, net decreased $5.0 million in fiscal 2024 compared to the prior year, primarily due to higher interest income on investments.
Fiscal 2023 compared to Fiscal 2022
Interest expense, net decreased $14.7 million in fiscal 2023 compared to the prior year, primarily due to higher interest income on investments.
Provision for Income taxes

	Year Ended			Percentage Change
(dollars in millions)	February 1, 2025	February 3, 2024	January 28, 2023	Fiscal 2024 vs. Fiscal 2023	Fiscal 2023 vs. Fiscal 2022
Provision for income taxes	$341.1	$396.1	$471.6	(13.9)%	(16.0)%
Effective tax rate	24.7%	23.8%	23.9%	0.9%	(0.1)%
Fiscal 2024 compared to Fiscal 2023
The effective tax rate for fiscal 2024 was 24.7% compared to 23.8% for fiscal 2023, resulting primarily from higher non-deductible executive compensation, increased tax expense in the current year related to restricted stock vesting and lower Work Opportunity Tax Credits.
Fiscal 2023 compared to Fiscal 2022
The effective tax rate for fiscal 2023 was 23.8% compared to 23.9% for fiscal 2022, resulting primarily from higher Work Opportunity Tax Credits, partially offset by higher tax expense in the current year related to restricted stock vesting.

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
The following table compares our cash flows for the last three fiscal years:

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Net cash provided by (used in):
Operating activities of continuing operations	$2,193.3	$2,400.8	$1,417.9
Investing activities of continuing operations	(1,249.4)	(1,194.8)	(643.7)
Financing activities of continuing operations	(411.3)	(530.0)	(686.8)
Operating Activities
Fiscal 2024 compared to Fiscal 2023
Net cash provided by operating activities decreased $207.5 million in fiscal 2024 compared to fiscal 2023 primarily due to lower current year earnings and increased inventory levels, partially offset by increases in trade accounts payable. The increase in inventory was the result of an increase in store count and inventory from our multi-price initiative. The increase in trade accounts payable was the result of extensions of payment terms with suppliers implemented in late fiscal 2023.
Fiscal 2023 compared to Fiscal 2022
Net cash provided by operating activities increased $982.9 million in fiscal 2023 compared to fiscal 2022 primarily due to decreases in inventory levels. Inventory was elevated at the end of fiscal 2022 due to global supply chain issues that resolved in fiscal 2023, resulting in lower payments for inventory.
Investing Activities
Fiscal 2024 compared to Fiscal 2023
Net cash used in investing activities increased $54.6 million in fiscal 2024 compared with fiscal 2023 due to higher capital expenditures in the current year, partially offset by insurance recoveries related to damaged property and equipment at our distribution center in Marietta, Oklahoma as discussed in Note 5 to our consolidated financial statements.
Fiscal 2023 compared to Fiscal 2022
Net cash used in investing activities increased $551.1 million in fiscal 2023 compared with fiscal 2022 due to higher capital expenditures in fiscal 2023.
Financing Activities
Fiscal 2024 compared to Fiscal 2023
Net cash used in financing activities decreased $118.7 million in fiscal 2024 compared to fiscal 2023 primarily due to lower payments for stock repurchases in fiscal 2024.
Fiscal 2023 compared to Fiscal 2022
Net cash used in financing activities decreased $156.8 million in fiscal 2023 compared to fiscal 2022 primarily due to lower payments for stock repurchases in fiscal 2023.
For detail on our long-term and short-term borrowings and other commitments, refer to the discussion of “Funding Requirements” below, as well as Note 5 and Note 6 to our consolidated financial statements.

Share Repurchases
We repurchased 3,283,837, 3,905,599 and 4,613,696 shares of common stock on the open market at a cost of $403.6 million, $504.3 million and $647.5 million, including applicable excise tax, in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of February 1, 2025, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
Funding Requirements
Our total estimated capital expenditures for fiscal 2025 are approximately $1.2 billion to $1.3 billion, including planned expenditures for supply chain investments, our new and expanded stores, store renovations, information technology investments, and other property improvements. We expect our cash needs for opening new stores and expanding existing stores in fiscal 2025 to total approximately $445.0 million, which includes capital expenditures, initial inventory and pre-opening costs. We believe that we can adequately fund our working capital requirements and planned capital expenditures for the next 12 months and the foreseeable future from net cash provided by operations, our commercial paper program and borrowings under our credit facilities.
Our material contractual obligations consist of long-term and short-term borrowings and related interest payments and operating lease obligations. Additionally, we have commitments related to ocean shipping contracts, software license and support agreements, telecommunication services and store technology assets and maintenance for our stores. Other commitments include letters of credit for imported merchandise, standby letters of credit that serve as collateral for our large-deductible insurance programs and surety bonds that serve as collateral for utility payments at our stores and self-insured insurance programs. For additional information regarding these obligations, including amounts outstanding at February 1, 2025, refer to Note 5, Note 6 and Note 7 to our consolidated financial statements.
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
Our accrual for shrink is based on the shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions and business trends. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Our physical inventory counts are generally taken between January and October of each year; therefore, the shrink accrual recorded at February 1, 2025 is based on estimated shrink for most of fiscal 2024, including the fourth quarter. We periodically adjust our shrink estimates to reflect our best estimates based on the factors described and, historically, these adjustments have not been material.
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
Management’s estimate for self-insurance liabilities could vary from the ultimate loss sustained given the difficulty in predicting future events. Our self-insurance liabilities associated with workers’ compensation, general liability and auto related to continuing operations are recorded within “Other current liabilities” and “Other liabilities” in the accompanying Consolidated Balance Sheets and amounted to $244.3 million and $187.0 million at February 1, 2025 and February 3, 2024, respectively. Self-insurance liabilities related to discontinued operations totaled $185.0 million and $176.5 million at February 1, 2025 and February 3, 2024, respectively. The increases were primarily due to general liability claims developing and paying out at amounts significantly higher than anticipated, resulting in higher actuarially determined accruals.
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
For purposes of our goodwill impairment evaluation, the reporting units are Family Dollar, Dollar Tree and Dollar Tree Canada. Goodwill has been assigned to the reporting units based on prior business combinations related to the brands. We have the option to initially perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying amount. Alternatively, we may bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. In connection with the fiscal 2024 annual impairment evaluation, management’s qualitative assessment indicated that it was more likely than not that the fair values of the Family Dollar reporting unit and the Family Dollar trade name were less than their carrying values. There were no indicators that the fair value of the Dollar Tree or Dollar Tree Canada reporting units were less than their carrying value. Therefore, management performed a quantitative assessment of both the Family Dollar goodwill and trade name.
In fiscal 2024, we estimated the fair value of the Family Dollar reporting unit by using market participant assumptions as there was an expected sale price for the business based on negotiations with potential third party buyers. Based on this fair value, we recognized an impairment loss of $490.5 million which represented the remaining carrying amount of goodwill from the Family Dollar business. The fiscal 2024 goodwill impairment was driven primarily by a decrease in enterprise value attributed to the Family Dollar business using the expected sale price compared to our carrying value. Our evaluation of goodwill resulted in an impairment charge of $1,069.0 million in fiscal 2023 related to the Family Dollar reporting unit. Our evaluation of goodwill did not result in impairment charges being recorded in fiscal 2022.
The Family Dollar trade name comprises a substantial portion of our indefinite-lived intangible assets and management’s judgment utilized in the Family Dollar trade name impairment evaluations is critical. The computations require management to make estimates and assumptions and actual results may differ significantly, particularly if there are significant adverse changes in the operating environment. Indefinite-lived intangible assets, such as the Family Dollar trade name, are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluations are performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. We estimate the fair value of our trade name intangible asset based on an income approach using the relief-from-royalty method. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. Royalty rates are derived using future estimates of earnings before interest, and taxes (“EBIT”), and a profit split analysis that examines how EBIT would be allocated to separate parties in an intellectual property license arrangement.
We base our fair value estimates on assumptions we believe to be reasonable, but which are inherently uncertain. Critical assumptions that are used as part of a tradename evaluation include:
•The potential future revenue, EBIT and cash flows of the reporting unit. The projections use management’s assumptions about economic and market conditions over the projected period as well as our estimates of future performance and reporting unit revenue, gross margin, expenses and other factors. The resulting revenue, EBIT and cash flow estimates are based on our most recent business operating plans, and various growth rates are assumed for years beyond the current business plan period. We believe that the assumptions, estimates and rates used in our impairment evaluations are reasonable; however, variations in the assumptions, estimates and rates could result in significantly different estimates of fair value.

•Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the expected income under the relief of royalty method. The weighted-average cost of capital used to discount the cash flows for our evaluation was 10.5% for our fiscal 2024 analysis. The discount rate includes a premium due to the inherently higher risk profile of intangible assets.
Our evaluation of the Family Dollar trade name resulted in impairment charges of $1.4 billion in fiscal 2024 and $950.0 million in fiscal 2023. Our evaluation of the Family Dollar trade name did not result in impairment charges being recorded during fiscal 2022. The fiscal 2024 trade name impairment was driven primarily by a decrease in the royalty rate assumption based on lower future growth rates and EBIT margin assumptions for the Family Dollar reporting unit.
For additional information related to goodwill and indefinite-lived intangible assets, including the related impairment evaluations, refer to Note 2 to our consolidated financial statements under the caption “Goodwill and Nonamortizing Intangible Assets” and Note 15. For additional information related to uncertainties associated with the key assumptions and any potential events and/or circumstances that could have a negative effect on the key assumptions, please refer to “Item 1A. Risk Factors” and elsewhere within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our assumptions and related estimates change in the future, we may be required to record additional impairment charges against earnings in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.
Assets Held for Sale and Discontinued Operations
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not further depreciated or amortized once such a determination is reached.
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.
As previously noted, in fiscal 2024 we initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. Accordingly, we concluded the assets of the Family Dollar business met the criteria for classification as held for sale. We determined the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the results of Family Dollar are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented and the assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for all periods presented. The Company has ceased depreciating and amortizing its long-lived assets for Family Dollar which primarily includes right-of-use assets and property and equipment. On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions, including receipt of U.S. antitrust approval. Net proceeds are estimated to total approximately $804.0 million.
We calculated an estimated loss on classification to held for sale of approximately $3.4 billion, reflecting the write-down of the carrying value of the Family Dollar business to fair value less costs to sell. The fair value was determined by using market participant assumptions as there was an expected sale price for the business based on negotiations with the buyer. Costs to sell included estimated incremental, direct costs incurred to transact the sale of the Family Dollar business. Refer to Note 15 to our consolidated financial statements for additional information.

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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our revolving credit facility, our commercial paper program, and any future registered offerings of senior notes to raise new capital or replace existing maturities. At February 1, 2025, there were no borrowings outstanding under the revolving credit facility or the commercial paper program.
Inflation Risk
The primary inflationary factors impacting our business include changes to the costs of merchandise, transportation (including the cost of diesel fuel), store construction-related costs, and labor. If these inflationary pressures become significant, we may not be able to fully offset such higher costs through adjustments to our product assortment, improvements in operational efficiencies or increases in our comparable store net sales. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dollar Tree, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of estimated self-insurance liability
As discussed in Note 2 to the consolidated financial statements, the Company considers actuarial assumptions to estimate its self-insurance liability. As of February 1, 2025, the Company recorded an estimated liability of $244.3 million related to continuing operations and $185.0 million related to discontinued operations.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance liability estimation process. This included controls related to (1) the selection of the actuarial methods, and the development of the loss development factors and expected loss rates used to calculate the liability, and (2) the completeness and accuracy of historical claims paid and incurred data. We assessed the Company’s estimate of the liability by testing a selection of certain data, including claims data, utilized by the Company’s actuary by comparing it to relevant documentation. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•assessing the Company’s actuarial methods by comparing them to generally accepted actuarial methodologies
•evaluating the Company’s actuarial estimates and assumptions related to the loss development factors and expected loss rates, by comparing them to generally accepted actuarial methodologies and the Company’s historical data and trends.
Trade name intangible asset impairment
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company performs trade name intangible asset impairment testing on an annual basis and when events and changes in circumstances indicate possible impairment of the asset. To estimate the fair value of the Family Dollar trade name intangible asset (Family Dollar trade name), the Company uses the relief-from-royalty method. The impairment charge for the year ended February 1, 2025 was $1,400.0 million for the Family Dollar trade name.
We identified the evaluation of the Company’s fair value of the Family Dollar trade name as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the key assumptions used to estimate the fair value of the Family Dollar trade name, specifically the revenue growth rates, discount rate, and company-specific royalty rate. Minor changes to certain of these assumptions could have a significant effect on the fair value and the resulting assessment of the carrying value of the Family Dollar trade name.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the intangible asset impairment process, including controls related to the determination and development of the identified assumptions. We assessed the Company’s ability to forecast by comparing the Company’s historical forecasts to actual results. We evaluated the revenue growth rates by comparing them to historical results and performing sensitivity analyses. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the revenue growth rates by comparing them to publicly available market data for comparable companies
•assessing the discount rate by comparing it to a range of discount rates developed using publicly available market data for comparable companies
•assessing the company-specific royalty rate by comparing it to publicly available market data for comparable licensing agreements.
/s/ KPMG LLP
We have served as the Company’s auditor since 1987.

Virginia Beach, Virginia
March 26, 2025

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in millions, except per share data)	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$17,565.8	$16,770.3	$15,405.7
Other revenue	12.7	10.8	5.8
Total revenue	17,578.5	16,781.1	15,411.5
Cost of sales	11,284.1	10,761.4	9,630.2
Selling, general and administrative expenses	4,832.4	4,245.2	3,682.0
Operating income	1,462.0	1,774.5	2,099.3
Interest expense, net	107.5	112.5	127.2
Other (income) expense, net	(29.1)	0.1	0.4
Income from continuing operations before income taxes	1,383.6	1,661.9	1,971.7
Provision for income taxes	341.1	396.1	471.6
Income from continuing operations	1,042.5	1,265.8	1,500.1
Income (loss) from discontinued operations, net of tax	(4,072.6)	(2,264.2)	115.3
Net income (loss)	$(3,030.1)	$(998.4)	$1,615.4

Basic earnings (loss) per share of common stock:
Continuing operations	$4.83	$5.77	$6.72
Discontinued operations	(18.88)	(10.32)	0.52
Total basic earnings (loss) per share of common stock	$(14.05)	$(4.55)	$7.24

Diluted earnings (loss) per share of common stock:
Continuing operations	$4.83	$5.76	$6.70
Discontinued operations	(18.86)	(10.30)	0.51
Total diluted earnings (loss) per share of common stock	$(14.03)	$(4.54)	$7.21

Weighted average common shares outstanding:
Basic	215.7	219.5	223.2
Diluted	215.9	219.9	224.1

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Net income (loss)	$(3,030.1)	$(998.4)	$1,615.4

Foreign currency translation adjustments	(15.6)	(2.4)	(6.0)

Total comprehensive income (loss)	$(3,045.7)	$(1,000.8)	$1,609.4

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,256.5	$425.2
Merchandise inventories	2,672.0	2,495.8
Other current assets	169.8	141.3
Current assets of discontinued operations	5,008.9	3,070.4
Total current assets	9,107.2	6,132.7
Restricted cash	75.7	72.3
Property, plant and equipment, net of accumulated depreciation of $4,332.3 and $4,231.4, respectively	4,499.3	3,822.1
Operating lease right-of-use assets	4,146.4	3,672.7
Goodwill	421.2	423.3
Deferred income taxes, net	260.6	9.0
Other assets	133.6	99.4
Noncurrent assets of discontinued operations	—	7,792.0
Total assets	$18,644.0	$22,023.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000.0	$—
Current portion of operating lease liabilities	960.7	899.8
Accounts payable	1,705.8	1,167.1
Income taxes payable	120.1	52.7
Other current liabilities	574.4	578.3
Current liabilities of discontinued operations	4,224.9	1,998.8
Total current liabilities	8,585.9	4,696.7
Long-term debt, net, excluding current portion	2,431.2	3,426.3
Operating lease liabilities, long-term	3,438.7	3,042.3
Deferred income taxes, net	—	841.1
Income taxes payable, long-term	28.2	22.0
Other liabilities	182.6	143.5
Noncurrent liabilities of discontinued operations	—	2,538.5
Total liabilities	14,666.6	14,710.4
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 215,078,018 and 217,907,206 shares issued and outstanding at February 1, 2025 and February 3, 2024, respectively	2.2	2.2
Additional paid-in capital	92.9	229.9
Accumulated other comprehensive loss	(59.2)	(43.6)
Retained earnings	3,941.5	7,124.6
Total shareholders’ equity	3,977.4	7,313.1
Total liabilities and shareholders’ equity	$18,644.0	$22,023.5

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 1, 2025, FEBRUARY 3, 2024, AND JANUARY 28, 2023

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity
Balance at January 29, 2022	225.1	$2.2	$1,243.9	$(35.2)	$6,507.6	$7,718.5
Net income	—	—	—	—	1,615.4	1,615.4
Total other comprehensive loss	—	—	—	(6.0)	—	(6.0)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	9.3	—	—	9.3
Stock-based compensation, net	0.6	—	61.8	—	—	61.8
Repurchase of stock	(4.6)	—	(647.5)	—	—	(647.5)
Balance at January 28, 2023	221.2	2.2	667.5	(41.2)	8,123.0	8,751.5
Net loss	—	—	—	—	(998.4)	(998.4)
Total other comprehensive loss	—	—	—	(2.4)	—	(2.4)
Issuance of stock under Employee Stock Purchase Plan	—	—	9.9	—	—	9.9
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.6	—	56.7	—	—	56.7
Repurchase of stock	(3.9)	—	(500.0)	—	—	(500.0)
Excise tax on repurchase of stock	—	—	(4.3)	—	—	(4.3)
Balance at February 3, 2024	217.9	2.2	229.9	(43.6)	7,124.6	7,313.1
Net loss	—	—	—	—	(3,030.1)	(3,030.1)
Total other comprehensive loss	—	—	—	(15.6)	—	(15.6)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	9.7	—	—	9.7
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.4	—	103.8	—	—	103.8
Repurchase of stock	(3.3)	—	(247.0)	—	(153.0)	(400.0)
Excise tax on repurchase of stock	—	—	(3.6)	—	—	(3.6)
Balance at February 1, 2025	215.1	$2.2	$92.9	$(59.2)	$3,941.5	$3,977.4

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Cash flows from operating activities:
Net income (loss)	$(3,030.1)	$(998.4)	$1,615.4
Income (loss) from discontinued operations, net of tax	(4,072.6)	(2,264.2)	115.3
Income from continuing operations	$1,042.5	$1,265.8	$1,500.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	526.9	400.5	365.3
Provision for deferred income taxes	49.3	55.1	55.2
Stock-based compensation expense	106.9	76.3	91.5
Impairments	52.1	10.9	1.5
Other non-cash adjustments to income from continuing operations	20.0	8.6	9.6
Changes in operating assets and liabilities:
Merchandise inventories	(182.6)	488.2	(712.1)
Other current assets	(32.8)	(37.9)	(6.2)
Other assets	(78.1)	(54.5)	(13.0)
Accounts payable	541.4	87.9	87.7
Income taxes payable	110.6	67.2	19.6
Other current liabilities	14.4	92.4	15.7
Other liabilities	45.4	14.5	(9.0)
Operating lease right-of-use assets and liabilities, net	(22.7)	(74.2)	12.0
Net cash provided by operating activities of continuing operations	2,193.3	2,400.8	1,417.9
Cash flows from investing activities:
Capital expenditures	(1,300.5)	(1,193.8)	(639.0)
Proceeds from insurance recoveries	50.0	—	—
Proceeds from (payments for) fixed asset disposition	1.1	(1.0)	(4.7)
Net cash used in investing activities of continuing operations	(1,249.4)	(1,194.8)	(643.7)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	555.0
Repayments of revolving credit facility	—	—	(555.0)
Proceeds from commercial paper notes	3,206.1	1,067.9	—
Repayments of commercial paper notes	(3,206.1)	(1,067.9)	—
Proceeds from stock issued pursuant to stock-based compensation plans	9.8	10.0	9.3
Cash paid for taxes on exercises/vesting of stock-based compensation	(21.1)	(40.0)	(48.6)
Payments for repurchase of stock	(400.0)	(500.0)	(647.5)
Net cash used in financing activities	(411.3)	(530.0)	(686.8)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	669.2	283.7	196.9
Net cash used in investing activities of discontinued operations	(446.0)	(912.8)	(610.1)
Net cash provided by (used in) discontinued operations	223.2	(629.1)	(413.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	(1.0)	(1.2)
Net change in cash, cash equivalents and restricted cash	754.0	45.9	(327.0)
Cash, cash equivalents and restricted cash at beginning of year	757.2	711.3	1,038.3
Cash, cash equivalents and restricted cash at end of year	$1,511.2	$757.2	$711.3
Supplemental disclosure of cash flow information(1):
Cash paid for:
Interest, net of amounts capitalized	$132.8	$131.4	$132.2
Income taxes	$175.9	$274.0	$401.3
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,753.5	$1,893.1	$1,538.3
Accrued capital expenditures	$74.5	$138.8	$86.6
(1) Supplemental disclosures are inclusive of activity for both continuing and discontinued operations.

See accompanying Notes to Consolidated Financial Statements

DOLLAR TREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Basis of Presentation
Description of Business
Dollar Tree, Inc. (“we,” “our,” “us,” or “the Company”) is a leading operator of discount retail stores in the United States and Canada.
Basis of Presentation
The accompanying consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars. Continuing operations consists of the Dollar Tree segment and corporate, support and other.
Fiscal Year
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. References to “fiscal 2026,” “fiscal 2025,” “fiscal 2024,” and “fiscal 2022,” relate to the 52-week fiscal years ended January 30, 2027, January 31, 2026, February 1, 2025, and January 28, 2023, respectively. References to “fiscal 2023” relate to the 53-week fiscal year ended February 3, 2024.
Note 2 - Summary of Significant Accounting Policies
Assets Held for Sale and Discontinued Operations
In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20 “Discontinued Operations,” a business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not depreciated or amortized.
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.
As previously reported, in fiscal 2024 the Company initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. The Company concluded the assets of the Family Dollar business met the criteria for classification as held for sale during the fourth quarter of fiscal 2024. Additionally, the Company determined the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the results of Family Dollar are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for all periods presented. The Company has ceased depreciating and amortizing its long-lived assets for Family Dollar which primarily includes right-of-use assets and property and equipment. On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions, including receipt of U.S. antitrust approval. Net proceeds are estimated to total approximately $804.0 million.
Unless otherwise noted, all amounts and disclosures included in these Notes to Consolidated Financial Statements reflect only our continuing operations. Refer to Note 15 for additional details on discontinued operations.

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
Cash and Cash Equivalents
Cash and cash equivalents at February 1, 2025 and February 3, 2024 includes $1,050.9 million and $225.2 million, respectively, of investments primarily in money market securities which are valued at cost, which approximates fair value. In accordance with ASC Topic 305 “Cash and Cash Equivalents,” we consider all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days, and therefore are classified as cash and cash equivalents.
Under our cash management system, payments issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within “Accounts payable” in the accompanying Consolidated Balance Sheets. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. The amount of these payments included in “Accounts Payable” as of February 1, 2025 and February 3, 2024 was $155.5 million and $50.3 million, respectively.
The Consolidated Statements of Cash Flows includes the cash flows of continuing and discontinued operations. The following is a reconciliation between “Cash and cash equivalents” and “Restricted cash” of continuing operations presented in the Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows:

(in millions)	February 1, 2025	February 3, 2024
Cash and cash equivalents on the Consolidated Balance Sheets	$1,256.5	$425.2
Restricted cash on the Consolidated Balance Sheets	75.7	72.3
Cash, cash equivalents and restricted cash of discontinued operations included in current and noncurrent assets of discontinued operations on the Consolidated Balance Sheets	179.0	259.7
Total cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$1,511.2	$757.2
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
Costs directly associated with warehousing and distribution are capitalized as merchandise inventories. Total warehousing and distribution costs capitalized into inventory amounted to $195.3 million and $166.9 million at February 1, 2025 and February 3, 2024, respectively.
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

Capitalized Interest
We capitalize interest on borrowed funds during the construction of certain property and equipment based on our weighted average borrowing rates in place while the projects are in progress. We capitalized $7.6 million, $5.9 million and $3.8 million of interest costs in the years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively.
Insurance Reserves and Restricted Cash
We utilize a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, general liability and auto. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering claims experience, exposure and severity factors, historical loss development factors, and other actuarial assumptions. Our self-insurance liabilities associated with workers’ compensation, general liability and auto related to continuing operations are recorded within “Other current liabilities” and “Other liabilities” in the accompanying Consolidated Balance Sheets and amounted to $244.3 million and $187.0 million at February 1, 2025 and February 3, 2024, respectively. Self-insurance liabilities related to discontinued operations totaled $185.0 million and $176.5 million at February 1, 2025 and February 3, 2024, respectively.
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
We also maintain certain cash balances related to our insurance programs which are held in trust and restricted as to withdrawal or use. These amounts are reflected in “Restricted cash” in the accompanying Consolidated Balance Sheets and amounted to $75.7 million and $72.3 million at February 1, 2025 and February 3, 2024, respectively.
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
In fiscal 2024, fiscal 2023 and fiscal 2022, we recorded impairment charges related to continuing operations of $52.1 million, $10.9 million and $1.4 million, respectively, to write down certain assets. These charges are recorded as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations. Of the impairment charges recorded in fiscal 2024, approximately $44.0 million related to capitalized software costs for enterprise merchandising and store system projects that were not fully implemented and were cancelled in connection with the decision to sell the Family Dollar business.
Refer to Note 15 for discussion of impairment charges recorded related to discontinued operations.
Goodwill and Nonamortizing Intangible Assets
Goodwill and nonamortizing intangible assets, including trade names acquired in business combinations, are not amortized, but rather tested for impairment at least annually. In addition, goodwill and nonamortizing intangible assets are tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. For both goodwill and nonamortizing intangible assets, we have the option to initially perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. Alternatively, we may bypass the qualitative assessment in any given year and proceed directly to performing the quantitative impairment test. We perform our annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter of each year. Our reporting units are determined in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other.”
When a quantitative impairment test is performed for an acquired trade name, we compare the fair value, based on an income approach using the relief-from-royalty method, to its carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
When a quantitative impairment test is performed for goodwill, we estimate the fair value of the reporting unit using a combination of a market multiple method and a discounted cash flow method. We recognize goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its estimated fair value, not to exceed the total carrying amount of goodwill allocated to the reporting unit.
There were no impairments of goodwill associated with continuing operations in fiscal 2024, fiscal 2023 and fiscal 2022. Refer to Note 15 for information on goodwill and trade name intangible assets from discontinued operations, including the results of the impairment tests.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606 "Revenue from Contracts with Customers." Net sales consist of the net sales of merchandise in our stores. Revenue transactions associated with the sale of merchandise comprise a single performance obligation, which consists of the sale of products to customers. Revenue is recognized when we satisfy our performance obligations by transferring control of promised products to our customers, which occurs at a point in time. Sales taxes imposed on our revenues from product sales are presented on a net basis in the accompanying Consolidated Statements of Operations. Gift cards that we issue to customers are recorded as contract liabilities until they are redeemed in our stores, at which point revenue is recognized. We record reductions to revenue for discounts.
Cost of Sales
We include the cost of merchandise, warehousing and distribution costs, and certain occupancy costs in cost of sales.
Vendor Allowances
We receive vendor support in the form of cash payments or allowances through various reimbursements such as purchase discounts, markdowns and volume rebates. We have agreements with vendors setting forth the specific conditions for each allowance or payment. In accordance with ASC Subtopic 705-20 “Accounting for Consideration Received from a Vendor,” we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

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
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718 “Compensation - Stock Compensation,” which requires all stock-based compensation awards granted to be measured at fair value and recognized as an expense in the financial statements over the service period. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as operating cash flows. We use the Black-Scholes option pricing model to estimate the fair market value of stock option awards and grant date fair value for restricted stock units. We use the "simplified method" to estimate the expected life of options, as permitted by accounting guidance. The "simplified method" calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk-free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on our historical average. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period, or a shorter period based on the retirement eligibility of the grantee. Compensation expense for performance-based awards is recorded over the implied requisite service period when achievement of the performance target is deemed probable. We issue new shares upon exercise of stock options and upon vesting of restricted stock units. Refer to Note 10 for further details on stock-based compensation.
Earnings Per Share
In accordance with ASC Topic 260 “Earnings Per Share,” basic earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential shares and has been computed by dividing net income (loss) by the weighted average number of shares and dilutive potential shares outstanding. Dilutive potential shares include all outstanding stock options and unvested restricted stock units after applying the treasury stock method. Diluted earnings per share of common stock from continuing operations, diluted earnings (loss) per share of common stock from discontinued operations and diluted earnings (loss) per share of common stock include the effect of dilutive potential shares based on applying the control number concept in ASC Topic 260. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, even if the effect is anti-dilutive.
Foreign Currency
The functional currencies of certain of our international subsidiaries are the local currencies of the countries in which the subsidiaries are located. In accordance with ASC Topic 830 “Foreign Currency Matters,” foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. Capital accounts are translated at historical foreign currency exchange rates. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations. These adjustments have not historically been significant.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. We adopted ASU 2022-04 in fiscal 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which we adopted effective February 1, 2025 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements. Refer to Note 14 for a discussion of our supply chain finance program and the rollforward of our outstanding payment obligations under the program.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which requires disclosure of incremental segment information on an annual and interim basis, including enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires entities to disclose the title and position of the CODM and explain how the CODM uses the reported measures of segment profit or loss in assessing performance and allocating resources. Further, it requires that all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 be provided in interim periods. We adopted ASU 2023-07 effective February 1, 2025 on a retrospective basis. Refer to Note 13 for our segment disclosures.
Recently Issued Accounting Pronouncements
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
Note 3 - Supplemental Balance Sheet Information
Property, Plant and Equipment, Net
Property, plant and equipment, net, as of February 1, 2025 and February 3, 2024 consists of the following:

(in millions)	February 1, 2025	February 3, 2024
Land	$162.7	$161.3
Buildings	1,403.3	1,229.2
Leasehold improvements	2,766.8	2,396.1
Furniture, fixtures and equipment	3,589.1	3,242.6
Construction in progress	909.7	1,024.3
Total property, plant and equipment	8,831.6	8,053.5
Less: accumulated depreciation	4,332.3	4,231.4
Total property, plant and equipment, net	$4,499.3	$3,822.1
 Depreciation expense was $524.8 million, $400.6 million, and $365.3 million for the years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

Accrued capital expenditures were $61.1 million, $82.2 million, and $31.7 million at February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
Other Current Liabilities
Other current liabilities as of February 1, 2025 and February 3, 2024 consist of the following:

(in millions)	February 1, 2025	February 3, 2024
Taxes (other than income taxes)	$120.2	$145.8
Compensation and benefits	157.6	164.5
Insurance	99.0	77.3
Other	197.6	190.7
Total other current liabilities	$574.4	$578.3
Note 4 - Income Taxes
The provision for income taxes consists of the following:

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Current taxes:
Federal	$238.0	$279.1	$342.1
State	53.6	61.9	74.2
Foreign	0.2	—	0.1
Total current taxes	291.8	341.0	416.4
Deferred taxes:
Federal	37.7	38.8	42.1
State	5.8	10.4	8.6
Foreign	5.8	5.9	4.5
Total deferred taxes	49.3	55.1	55.2
Provision for income taxes	$341.1	$396.1	$471.6
Cash paid for income taxes related to continuing operations totaled $175.9 million, $274.0 million and $401.3 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
On August 16, 2022, the Inflation Reduction Act of 2022 (“2022 Tax Act”) was enacted into law. A key provision of the 2022 Tax Act is a 15% minimum tax on adjusted financial statement income. We do not expect any impact to our effective tax rate as a result of the 15% minimum tax under the 2022 Tax Act.
A reconciliation of the statutory U.S. federal income tax rate and the effective tax rate follows:

	Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal income tax benefit	3.3	3.4	3.6
Non-deductible expenses	1.4	0.7	0.9
Work Opportunity Tax Credit	(0.8)	(1.0)	(0.8)
Other, net	(0.2)	(0.3)	(0.8)
Effective tax rate	24.7%	23.8%	23.9%

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
Significant components of our net deferred tax assets (liabilities) follow:

(in millions)	February 1, 2025	February 3, 2024
Deferred tax assets:
Operating lease liabilities	$1,841.3	$1,800.4
Impairment of assets held for sale	870.3	—
Net operating losses, interest expense and credit carryforwards	55.4	72.8
Accrued expenses	37.2	35.7
Accrued compensation expense	39.5	39.3
State tax election	11.8	13.1
Other	3.3	4.7
Total deferred tax assets	2,858.8	1,966.0
Valuation allowance	(11.6)	(17.3)
Deferred tax assets, net	2,847.2	1,948.7
Deferred tax liabilities:
Operating lease ROU assets	(1,698.8)	(1,639.7)
Other intangibles	(196.1)	(529.1)
Property and equipment	(623.7)	(571.8)
Prepaids	(46.1)	(35.8)
Inventory	(21.9)	(4.4)
Total deferred tax liabilities	(2,586.6)	(2,780.8)
Deferred income taxes, net	$260.6	$(832.1)
At February 1, 2025, we had certain state tax credit carryforwards, net operating loss carryforwards and capital loss carryforwards totaling $55.4 million. Some of these carryforwards will expire, if not utilized, beginning in fiscal 2025 through fiscal 2044.
A valuation allowance of $11.6 million, net of federal tax benefits, has been provided principally for certain state credit carryforwards and net operating loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of carrybacks of future deductible amounts and our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not the remaining existing deductible temporary differences will reverse during periods in which carrybacks are available or in which we generate net taxable income.
Uncertain Tax Positions
We are participating in the IRS Compliance Assurance Program (“CAP”) for fiscal 2024 and we have been accepted into the program for fiscal 2025. This program accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed. Our federal tax returns have been examined and all issues have been settled through the fiscal 2022 tax year. In fiscal 2020, we participated in the CAP under the IRS’s bridge year program and as a result, the IRS will not be completing an audit on the fiscal 2020 tax return at this time. Several states completed their examinations during fiscal 2024. In general, fiscal 2021 and forward are within the statute of limitations for state tax purposes. The statute of limitations is still open prior to fiscal 2021 for some states.

The balance for unrecognized tax benefits at February 1, 2025 was $28.2 million. The total amount of unrecognized tax benefits at February 1, 2025 that, if recognized, would affect the effective tax rate was $23.1 million (net of the federal tax benefit).
The following is a reconciliation of our total gross unrecognized tax benefits:

(in millions)	February 1, 2025	February 3, 2024
Beginning Balance	$22.0	$17.4
Additions for tax positions of prior years	10.2	5.6
Additions, based on tax positions related to current year	4.8	2.3
Settlements	(2.3)	(0.3)
Lapses in statutes of limitation	(6.5)	(3.0)
Ending balance	$28.2	$22.0
It is possible that tax reserves will be reduced for audit settlements and statute expirations within the next 12 months. At this point it is not possible to estimate a range associated with the resolution of these audits. We do not expect any change to have a material impact to our consolidated financial statements.
As of February 1, 2025, we have recorded a liability for potential interest and penalties of $2.7 million.
Note 5 – Commitments and Contingencies
Purchase Obligations
At February 1, 2025, we have commitments totaling $38.2 million through fiscal 2025 related to ocean shipping contracts and commitments of $299.2 million through fiscal 2034 related to agreements for software licenses and support, telecommunication services and store technology assets and maintenance for our stores.
Letters of Credit
We have $200.0 million in trade letters of credit with various financial institutions, under which $3.6 million was committed to these letters of credit issued for routine purchases of imported merchandise at February 1, 2025.
Surety Bonds
We have issued various surety bonds that primarily serve as collateral for utility payments at our stores and self-insured insurance programs. These bonds total $129.3 million and are committed through various dates through fiscal 2027.
Contingencies
Insurance Claims
On April 28, 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We incurred losses totaling $117.0 million in the first quarter of fiscal 2024, consisting of $70.0 million related to damaged inventory and $47.0 million related to property and equipment. These losses were fully offset by insurance receivables. As of February 1, 2025, we recorded additional insurance receivables of approximately $7.0 million for other property and equipment-related damage recoveries that we expect to be reimbursed under the terms of our insurance policy. As of February 1, 2025, we have received insurance proceeds totaling $150.0 million, including $100.0 million related to damaged inventory and $50.0 million related to damaged property and equipment. For the year ended February 1, 2025, we recorded a gain of $30.0 million for the excess of the insurance proceeds received over the losses incurred for damaged inventory, which is reflected within “Other (income) expense, net” in the accompanying Consolidated Statements of Operations.
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

Note 6 - Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following:

(in millions)	February 1, 2025	February 3, 2024
Short-Term Borrowings:
Unsecured commercial paper notes	$—	$—
$1.5 billion revolving credit facility	—	—
Total Short-Term Borrowings	$—	$—
Long-Term Debt:
4.00% Senior Notes, due May 2025	$1,000.0	$1,000.0
4.20% Senior Notes, due May 2028	1,250.0	1,250.0
2.65% Senior Notes, due December 2031	800.0	800.0
3.375% Senior Notes, due December 2051	400.0	400.0
Debt discount and issuance costs	(18.8)	(23.7)
Total Long-Term Debt	$3,431.2	$3,426.3
Less: Current portion	$1,000.0	$—
Non-current portion of long-term debt	$2,431.2	$3,426.3
Short-Term Borrowings
Commercial Paper Program
In fiscal 2023, the Company established a commercial paper program to issue unsecured commercial paper notes with maturities up to 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1.5 billion. The net proceeds of note issuances are used for general corporate purposes. The Company’s revolving credit facility, which is discussed below, serves as a liquidity backstop for the repayment of notes outstanding under the program. The notes rank equally with all of our other unsecured and unsubordinated debt. We issued and repaid $3.2 billion and $1.1 billion principal amount of notes in fiscal 2024 and fiscal 2023, respectively, and incurred interest expense of $3.9 million and $2.6 million, respectively, related to these notes. At February 1, 2025 and February 3, 2024, no notes were outstanding under the program.
Revolving Credit Facility
The Company’s $1.5 billion five-year revolving credit facility (the “Revolving Credit Facility”), of which up to $350.0 million is available for letters of credit, is currently set to mature on December 8, 2026. At February 1, 2025 and February 3, 2024, we had letters of credit outstanding under the Revolving Credit Facility of $3.8 million and $4.1 million, respectively. We did not borrow under the Revolving Credit Facility in fiscal 2024 or fiscal 2023. In fiscal 2022, we borrowed and repaid $555.0 million of loans under the Revolving Credit Facility and incurred interest expense of $3.6 million related to these borrowings. We had no borrowings outstanding under the Revolving Credit Facility at February 1, 2025 and February 3, 2024. Borrowings under the Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the underlying credit agreement) plus 1.125%, subject to adjustment based on (i) our public debt rating and (ii) our leverage ratio. At February 1, 2025, the Revolving Credit Facility bore interest at 5.54%. We pay certain commitment fees in connection with the Revolving Credit Facility. The Revolving Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to Secured Overnight Financing Rate (“SOFR”) loans.
The Revolving Credit Facility contains a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur subsidiary indebtedness, incur liens, sell all or substantially all of our (including our subsidiaries’) assets and consummate certain fundamental changes. The Revolving Credit Facility also contains financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. As of February 1, 2025, we were in compliance with all applicable covenants.
Long-Term Debt
Senior Notes
The Company’s outstanding senior notes summarized in the table above are unsecured, unsubordinated obligations of the Company, ranking equally in right of payment among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The Company, at its option, may redeem each series of the senior notes at any time, in whole or in part, at redemption prices set forth in the respective indentures. Additionally, upon certain events, the holders of the notes have the right to require the Company to repurchase all or a portion of their notes at a price of 101% of the principal amount of the notes, plus accrued and unpaid interest. Interest on all outstanding senior notes is payable semiannually.
The senior notes contain covenants that, among other things, limit our ability to incur certain secured debt. As of February 1, 2025, we were in compliance with all applicable covenants.
Maturities of long-term debt are as follows (in millions):

Fiscal Year	(in millions)
2025	$1,000.0
2026	—
2027	—
2028	1,250.0
2029	—
Thereafter	1,200.0
Total	$3,450.0
Note 7 - Leases
Our lease portfolio primarily consists of leases for our retail store locations, vehicles and trailers, as well as distribution center space and equipment.
The lease cost for operating leases that was recognized in the accompanying Consolidated Statements of Operations was as follows:

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Operating lease cost	$1,041.6	$948.1	$907.2
Variable lease cost	328.9	296.0	279.7
Short-term lease cost	21.5	15.6	8.9
Total lease cost*	$1,392.0	$1,259.7	$1,195.8

*Excludes sublease income, which is immaterial
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases.
As of February 1, 2025, maturities of lease liabilities were as follows:

Fiscal Year	(in millions)
2025	$1,014.3
2026	986.6
2027	826.9
2028	646.0
2029	476.5
Thereafter	923.4
Total undiscounted lease payments	4,873.7
Less interest	474.3
Present value of lease liabilities	$4,399.4
The future lease payments above exclude $154.0 million of legally binding minimum lease payments for leases signed but not yet commenced as of February 1, 2025.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is as follows:

	February 1, 2025	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (years)	5.6	5.4	5.2
Weighted-average discount rate	4.6%	4.0%	3.4%

The following represents supplemental information pertaining to our operating lease arrangements:

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,047.6	$1,038.6	$900.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,378.5	$1,113.0	$765.1
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We review certain store assets for evidence of impairment. The fair values are determined based on the income approach, in which we utilize internal cash flow projections over the life of the underlying lease agreements discounted based on our risk-adjusted rate. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy. Refer to Note 2 under the caption “Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and Note 15 for further information regarding the impairment charges recorded in fiscal 2024, fiscal 2023 and fiscal 2022.
Our indefinite-lived intangible assets are recorded at carrying value, and, if impaired, are adjusted to fair value using Level 3 inputs. Refer to Note 2 under the caption “Goodwill and Nonamortizing Intangible Assets” and Note 15 for further information regarding the process of determining the fair value of these assets and the impairment charges recorded in fiscal 2024, fiscal 2023 and fiscal 2022.
Fair Value of Financial Instruments
The carrying amounts of “Cash and cash equivalents,” “Restricted cash” and “Accounts payable” as reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying values of our Revolving Credit Facility and borrowings under our commercial paper program approximate their fair values.

The aggregate fair values and carrying values of our long-term borrowings were as follows:

	February 1, 2025		February 3, 2024
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,140.9	$3,433.6	$3,140.0	$3,430.1
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 9 - Shareholders’ Equity
Preferred Stock
We are authorized to issue 10,000,000 shares of Preferred Stock, $0.01 par value per share. No preferred shares were issued and outstanding at February 1, 2025 and February 3, 2024.
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
We repurchased 3,283,837, 3,905,599 and 4,613,696 shares of common stock on the open market at a cost of $403.6 million, $504.3 million and $647.5 million, including applicable excise tax, in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of February 1, 2025, we had $952.4 million remaining under our existing $2.5 billion Board repurchase authorization.
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
Total stock-based compensation expense was recorded in the accompanying Consolidated Statements of Operations as follows:

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Cost of sales	$13.9	$11.9	$10.3
Selling, general and administrative expenses	93.0	64.4	81.2
Income (loss) from discontinued operations, net of tax	18.0	20.4	18.9
Total stock-based compensation expense	$124.9	$96.7	$110.4
Excess tax benefit (deficit) on stock-based compensation recognized in the provision for income taxes	$(0.9)	$3.9	$9.8
The following discussion of our stock-based compensation awards includes awards related to continuing and discontinued operations.
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
RSUs
The fair value of RSUs is determined based on our closing stock price on the grant date. The following table summarizes the status of RSUs as of February 1, 2025 and changes during the year then ended:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	839,186	$141.45
Granted	668,169	131.89
Vested	(403,756)	136.95
Forfeited	(130,466)	140.71
Nonvested at February 1, 2025	973,133	$136.86
The total fair value of the RSUs vested during the years ended February 1, 2025, February 3, 2024 and January 28, 2023 was $55.3 million, $53.8 million and $51.5 million, respectively. The weighted average grant date fair value of the RSUs granted in fiscal 2024, fiscal 2023 and fiscal 2022 was $131.89, $141.70 and $158.05, respectively. As of February 1, 2025, there was $73.6 million of total unrecognized compensation expense related to the outstanding RSUs which is expected to be recognized over a weighted-average period of 1.5 years.
PSUs
Historically, we have granted PSUs that have a service and performance condition. The fair value of these awards is determined based on our closing stock price on the grant date. In fiscal 2024 and fiscal 2023, we granted PSUs that cliff vest at the end of three years and that contain a market condition modifier, in addition to having a service and performance condition. The market condition modifier can adjust the number of shares that vest under the award based on a comparison of our total shareholder return to that of a designated peer group over the performance period.

The fair value of these awards incorporating the market condition was estimated on the grant date using a Monte Carlo simulation model with the following weighted average assumptions:

	Fiscal 2024	Fiscal 2023
Expected term (in years)	2.8	2.8
Expected stock price volatility	34.7%	34.5%
Dividend yield	—%	—%
Risk-free interest rate	4.49%	3.82%
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
The following table summarizes the status of PSUs as of February 1, 2025 and changes during the year then ended:

	Number of PSUs	Weighted Average Grant Date Fair Value
Nonvested at February 3, 2024	150,150	$147.29
Granted	178,579	114.98
Vested	(70,749)	128.03
Forfeited	(40,864)	151.60
Nonvested at February 1, 2025	217,116	$128.95
The total fair value of the PSUs vested during the years ended February 1, 2025, February 3, 2024 and January 28, 2023 was $9.1 million, $8.7 million and $44.5 million, respectively. The weighted average grant date fair value of the PSUs granted in fiscal 2024, fiscal 2023 and fiscal 2022 was $114.98, $129.24 and $159.57, respectively. As of February 1, 2025, there was $10.1 million of total unrecognized compensation expense related to these PSUs which is expected to be recognized over a weighted-average period of 1.4 years. We assess the probability of the achievement of the remaining performance targets at the end of each reporting period and based on that assessment, cumulative adjustments may be recorded in future periods.
Stock Options
Historically, we have not used stock options broadly as part of our compensation strategy. In fiscal 2023, we began to issue stock options to certain key executives. These awards generally have a ten-year term and vest in equal installments on each of the first three anniversaries of the grant date, subject to the employees’ continued employment with the company through each vesting date. Stock options granted in fiscal 2024 and fiscal 2023 had a fair value of $5.6 million and $4.9 million, respectively.
In addition, in fiscal 2022, we granted a one-time award of options to purchase 2,252,587 shares of our common stock at a fair value of $135.6 million to the then Executive Chairman of the Board, who was also appointed Chief Executive Officer of the company effective January 29, 2023. The grant of options was subject to the terms and conditions of a five-year Executive Agreement. The option award has a ten-year term and was scheduled to vest in equal installments on each of the first five anniversaries of the grant date, subject to the Executive Chairman’s continued employment with the company through each vesting date. In the fourth quarter of fiscal 2024, the Executive Chairman and Chief Executive Officer resigned from the Company. As a result, $27.1 million of expense was recognized in the fourth quarter of fiscal 2024 related to the accelerated vesting of an additional number of options pursuant to the terms of the Executive Agreement. Vested portions of the award remain excercisable through the original ten-year term.
Stock options are valued using the Black-Scholes option pricing model and compensation expense is recognized on a straight-line basis over the requisite service period.

The weighted average assumptions used in the Black-Scholes option pricing model for the executive stock options granted in fiscal 2024 and fiscal 2023, as well as the assumptions used for the fiscal 2022 award granted to the former Executive Chairman are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Expected term (in years)	6.0	6.0	6.5
Expected stock price volatility	37.1%	36.3%	34.1%
Dividend yield	—%	—%	—%
Risk-free interest rate	4.36%	3.81%	2.15%
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
The following tables summarize information about options outstanding at February 1, 2025 and changes during the year then ended:

	Number of Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 3, 2024	2,360,102	$155.84
Granted	102,147	125.94
Exercised	(726)	76.97
Forfeited	(661,498)	156.42
Outstanding at February 1, 2025	1,800,025	$154.49	7.3	$—
Exercisable at February 1, 2025	1,669,653	$156.55	7.1	$—
The intrinsic value of options exercised was less than $0.1 million in each of fiscal 2024, fiscal 2023 and fiscal 2022. As of February 1, 2025, there was $3.9 million of total unrecognized compensation expense related to these options which is expected to be recognized over a weighted-average period of 1.5 years.

Note 11 – Earnings (Loss) Per Share
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Year Ended
(in millions, except per share data)	February 1, 2025	February 3, 2024	January 28, 2023
Numerator:
Income from continuing operations	$1,042.5	$1,265.8	$1,500.1
Income (loss) from discontinued operations, net of tax	(4,072.6)	(2,264.2)	115.3
Net income (loss)	$(3,030.1)	$(998.4)	$1,615.4

Denominator:
Weighted average number of shares outstanding	215.7	219.5	223.2
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.2	0.4	0.9
Weighted average number of shares and dilutive potential shares outstanding	215.9	219.9	224.1

Basic earnings (loss) per share of common stock:
Continuing operations	$4.83	$5.77	$6.72
Discontinued operations	(18.88)	(10.32)	0.52
Total basic earnings (loss) per share of common stock	$(14.05)	$(4.55)	$7.24

Diluted earnings (loss) per share of common stock:
Continuing operations	$4.83	$5.76	$6.70
Discontinued operations	(18.86)	(10.30)	0.51
Total diluted earnings (loss) per share of common stock	$(14.03)	$(4.54)	$7.21
For the years ended February 1, 2025, February 3, 2024 and January 28, 2023, share-based awards of 3.1 million shares, 2.4 million shares and 3.0 million shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.
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
Contributions to and reimbursements by us of expenses of the plan were recorded in the accompanying Consolidated Statements of Operations as follows:

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Cost of sales	$6.0	$5.7	$4.8
Selling, general and administrative expenses	18.0	15.9	14.3
Income (loss) from discontinued operations, net of tax	14.4	14.3	12.6
Total retirement plan contributions	$38.4	$35.9	$31.7

All eligible employees are immediately vested in any company match contributions under the 401(k) plan.

Note 13 – Segments and Disaggregated Revenue
As described in Note 2 under the caption “Assets Held for Sale and Discontinued Operations,” as well as Note 15 below, effective as of the fourth quarter of fiscal 2024, the Company no longer reports the Family Dollar segment; it now reports its financial performance based on the Dollar Tree segment and corporate, support and other. The Dollar Tree segment is a leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. Dollar Tree stores serve customers with a broad range of income levels principally in suburban locations. The Dollar Tree segment includes our operations under the Dollar Tree and Dollar Tree Canada brands, 15 distribution centers in the United States and two distribution centers in Canada. Corporate, support and other consists primarily of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia that are considered shared services and therefore these results are excluded from the Dollar Tree segment.
Our CODM is our chief executive officer of the enterprise. The CODM evaluates the financial performance of the Dollar Tree segment using segment gross profit and operating income. The CODM reviews these metrics to allocate resources to the segment, primarily in the annual budget and quarterly forecasting process. The CODM considers variances between actual results and internal budgets/forecasts on a monthly basis for both profit measures when making decisions about allocating capital and resources to the segment. The CODM also uses segment gross profit to evaluate our ability to control product and supply chain costs relative to changes in sales between comparable periods. The CODM uses operating income to assess the overall performance for the segment. The CODM is provided asset information on a consolidated basis rather than by segment.
The accounting policies of the segments are the same as those described in Note 2. We may revise the measurement of each segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of a segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and other includes costs that were previously incurred in support of the Family Dollar segment but are not directly attributable to it and thus were not recorded in discontinued operations. Information for our segments, as well as for corporate, support and other, including the reconciliation to income from continuing operations before income taxes, is as follows:

(in millions)	Dollar Tree Segment	Corporate, Support and Other	Total
Year Ended February 1, 2025
Net sales	$17,565.8	$—	$17,565.8
Cost of sales	11,284.1	—	11,284.1
Gross Profit	6,281.7	—	6,281.7
Other revenue	0.1	12.6	12.7
Selling, general and administrative expenses	4,193.2	639.2	4,832.4
Operating income (loss)	2,088.6	(626.6)	1,462.0
Interest expense, net			107.5
Other (income) expense, net			(29.1)
Income from continuing operations before income taxes			$1,383.6
Depreciation and amortization expense	$488.9	$38.0	$526.9
Capital expenditures	$1,262.2	$38.3	$1,300.5

Year Ended February 3, 2024
Net sales	$16,770.3	$—	$16,770.3
Cost of sales	10,761.4	—	10,761.4
Gross Profit	6,008.9	—	6,008.9
Other revenue	—	10.8	10.8
Selling, general and administrative expenses	3,730.3	514.9	4,245.2
Operating income (loss)	2,278.6	(504.1)	1,774.5
Interest expense, net			112.5
Other expense, net			0.1
Income from continuing operations before income taxes			$1,661.9
Depreciation and amortization expense	$370.1	$30.4	$400.5
Capital expenditures	$1,081.2	$112.6	$1,193.8

Year Ended January 28, 2023
Net sales	$15,405.7	$—	$15,405.7
Cost of sales	9,630.2	—	9,630.2
Gross Profit	5,775.5	—	5,775.5
Other revenue	—	5.8	5.8
Selling, general and administrative expenses	3,239.8	442.2	3,682.0
Operating income (loss)	2,535.7	(436.4)	2,099.3
Interest expense, net			127.2
Other expense, net			0.4
Income from continuing operations before income taxes			$1,971.7
Depreciation and amortization expense	$338.5	$26.8	$365.3
Capital expenditures	$544.4	$94.6	$639.0

Disaggregated Revenue
The following table summarizes net sales by merchandise category for our Dollar Tree segment:

	Year Ended
(in millions)	February 1, 2025		February 3, 2024		January 28, 2023
Consumable	$8,575.3	48.8%	$7,915.6	47.2%	$6,978.8	45.3%
Variety	7,944.0	45.2%	7,781.4	46.4%	7,456.3	48.4%
Seasonal	1,046.5	6.0%	1,073.3	6.4%	970.6	6.3%
Total Dollar Tree segment net sales	$17,565.8	100.0%	$16,770.3	100.0%	$15,405.7	100.0%
Note 14 – Supply Chain Finance Program
During fiscal 2023, we implemented a supply chain finance program, administered through a financial institution, which provides participating suppliers with the opportunity to finance payments due from us. Participating suppliers may, at their sole discretion, elect to finance one or more invoices of ours prior to their scheduled due dates at a discounted price with the financial institution.
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
As of February 1, 2025 and February 3, 2024, our outstanding payment obligations under this program were $346.5 million and $10.0 million, respectively.
The change in our outstanding payment obligations under the supply chain finance program is as follows:

Year Ended
(in millions)	February 1, 2025
Obligations outstanding at February 3, 2024	$10.0
Obligations confirmed during the period	1,063.7
Obligations settled during the period	(727.2)
Obligations outstanding at February 1, 2025	$346.5
Note 15 – Discontinued Operations
As previously reported, in fiscal 2024 the Company initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. Accordingly, the Company determined the assets of the Family Dollar business met the criteria for classification as held for sale. Additionally, the Company determined the ultimate disposal will represent a strategic shift that will have a major effect on our operations and financial results. As such, the results of Family Dollar are presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for all periods presented. On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions, including receipt of U.S. antitrust approval. Net proceeds are estimated to total approximately $804.0 million.
Refer to Note 2 under the caption “Assets Held for Sale and Discontinued Operations” for additional details on accounting criteria for held for sale and discontinued operations treatment.
At February 1, 2025, the Family Dollar business included the operations of 7,622 general merchandise retail discount stores and ten distribution centers. The Company plans to convert the Odessa, Texas Family Dollar distribution center to a Dollar Tree distribution center in the second quarter of fiscal 2025. In addition, the Company intends to reassign approximately 330 leases for closed Family Dollar stores to Dollar Tree.

Financial Information of Discontinued Operations
“Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Operations reflects the after-tax results of the Family Dollar business and does not include any allocation of general corporate overhead expense or interest expense of the Company.
The following table summarizes the results of operations of the Family Dollar business that are being reported as discontinued operations:

	Year Ended
(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$13,252.1	$13,811.3	$12,912.5
Other revenue	15.0	11.4	7.7
Total revenue	13,267.1	13,822.7	12,920.2
Cost of sales	9,894.5	10,510.6	9,766.1
Selling, general and administrative expenses, excluding Goodwill impairment	4,706.9	4,899.4	3,017.1
Goodwill impairment	490.5	1,069.0	—
Selling, general and administrative expenses	5,197.4	5,968.4	3,017.1
Operating income (loss)	(1,824.8)	(2,656.3)	137.0
Interest income	5.5	5.7	1.9
Loss from classification to held for sale	3,438.8	—	—
Income (loss) from discontinued operations before income taxes	(5,258.1)	(2,650.6)	138.9
Provision for income taxes	(1,185.5)	(386.4)	23.6
Income (loss) from discontinued operations, net of tax	$(4,072.6)	$(2,264.2)	$115.3
Depreciation expense related to discontinued operations was $430.6 million, $418.5 million, and $372.1 million for the years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively. The Company has ceased depreciating and amortizing its long-lived assets for Family Dollar which primarily includes right-of-use assets and property and equipment.
The following table summarizes the Family Dollar business assets and liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets:

(in millions)	February 1, 2025	February 3, 2024
ASSETS
Cash and cash equivalents	$179.0	$259.7
Merchandise inventories	2,456.4	2,617.0
Other current assets	200.9	193.7
Property, plant and equipment, net	2,268.0	2,322.0
Operating lease right-of-use assets	2,580.6	2,815.6
Goodwill	—	490.5
Trade name intangible asset	750.0	2,150.0
Other assets	12.8	13.9
Valuation allowance to adjust assets to estimated fair value, less costs of disposal	(3,438.8)	—
Total assets of discontinued operations	$5,008.9	$10,862.4
LIABILITIES
Current portion of operating lease liabilities	$598.5	$613.2
Accounts payable	977.5	896.7
Other current liabilities	378.6	488.9
Operating lease liabilities, long-term	2,134.5	2,405.3
Other liabilities	135.8	133.2
Total liabilities of discontinued operations	$4,224.9	$4,537.3

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of February 1, 2025, we determined that the fair value of the Family Dollar business, including costs to sell was lower than its carrying value and we recorded a $3,438.8 million valuation allowance against the assets held for sale. The fair value of the Family Dollar business was estimated using the expected sale price as negotiated with the third party buyer. The non-cash valuation allowance was recorded within “Loss from classification to held for sale” in the summarized results of operations of discontinued operations for the year ended February 1, 2025.
Capital expenditures related to discontinued operations were $439.4 million, $907.5 million, and $609.8 million for the years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
Impairments
Impairment of Long-Lived Assets
In fiscal 2024, fiscal 2023 and fiscal 2022, we recorded impairment charges related to discontinued operations of $80.2 million, $500.6 million, and $38.7 million, respectively, to write down certain assets. These impairment charges are recorded as a component of “Selling, general and administrative expenses” in the results of discontinued operations above.
The fiscal 2024 impairment charges included $70.0 million of operating lease ROU asset impairment charges and $10.0 million of store asset impairment charges recorded in connection with our annual review of events or changes in circumstances that indicate the carrying amount of store-related asset groups may not be recoverable. As a result of this review, we identified underperforming stores within the Family Dollar business that indicated that the carrying amount of their long-lived assets may not be recoverable.
The fiscal 2023 impairment charges included $343.9 million of operating lease ROU asset impairment charges and $149.2 million of store asset impairment charges recorded in connection with the store portfolio optimization review. This review was announced during the fourth quarter of fiscal 2023 and involved identifying stores for closure, relocation or re-bannering based on an evaluation of current market conditions and individual store performance, among other factors. As a result of the portfolio optimization review, we identified approximately 970 underperforming Family Dollar stores, including approximately 600 stores to be closed in the first half of fiscal 2024, and approximately 370 stores to be closed at the end of each store's current lease term. As of February 1, 2025, we had closed approximately 695 stores identified under the portfolio optimization review.
For the fiscal 2024 and fiscal 2023 impairment charges, we performed an undiscounted cash flow analysis on each individual store’s asset group, and determined that certain store asset groups had net carrying values that exceeded their estimated undiscounted future cash flows. We estimated the fair values of the asset groups based on a discounted cash flow method for each store and recorded an impairment for store asset groups where the fair value was lower than its carrying value. For stores that were to close in the first half of fiscal 2024 pursuant to the portfolio optimization review, we estimated the remaining fair value of the asset groups taking into account our ability to generate sublease income or lease termination benefits prior to the end of the lease term. The significant estimates used in the discounted cash flow methodology, which are based on level 3 inputs, include our expectations for future operations and projected cash flows. The valuation date for estimating the fair value of the long-lived assets at the stores for fiscal 2024 and fiscal 2023 was November 30, 2024 and November 25, 2023, respectively.
In fiscal 2023, we also recorded $80.6 million of inventory markdowns and $5.6 million of capitalized distribution cost impairment within “Cost of sales” in the results of discontinued operations above related to the store portfolio optimization review. The operating lease ROU asset impairment recorded in connection with the store portfolio optimization review in fiscal 2023 did not relieve us of our monthly cash payment obligations under the leases. We continue to pursue lease terminations or subleases where practicable.
Trade Name and Goodwill Impairment
In connection with our annual impairment testing of goodwill and nonamortizing intangible assets during the fourth quarter of fiscal 2024, and as a result of the decisions made around the strategic review, we determined it was more likely than not that an impairment loss had been incurred with respect to the Family Dollar goodwill and trade name, and proceeded to perform a quantitative impairment test of both assets. We estimated, with the assistance of a third party specialist, the fair value of the Family Dollar trade name based on an income approach using the relief-from-royalty method. The significant estimates used in the relief-from-royalty method, which are level 3 inputs, include estimates of future growth and revenue, a company-specific royalty rate, our weighted average cost of capital adjusted by a company-specific risk premium and trade name premium. The valuation date for the Family Dollar trade name was November 30, 2024. The results of the impairment test showed that the carrying value of the Family Dollar trade name exceeded its estimated fair value resulting in the recognition of a $1,400.0 million impairment charge in the fourth quarter of fiscal 2024, which is recorded as a component of “Selling, general and administrative expenses” in the results of discontinued operations above.

Subsequent to the Family Dollar trade name and long-lived asset impairment tests, we estimated the fair value of the Family Dollar reporting unit using the expected sale price for the business as negotiated with potential third party buyers. The valuation date for the Family Dollar reporting unit was November 30, 2024. The annual goodwill impairment evaluation in 2024 showed that the fair value of the Family Dollar reporting unit was lower than its carrying value resulting in the recognition of a $490.5 million impairment charge in the fourth quarter of fiscal 2024.
In the fourth quarter of fiscal 2023, the annual goodwill and nonamortizing intangible asset impairment evaluations resulted in the recognition of a $950.0 million trade name impairment charge and a $1,069.0 million goodwill impairment charge. The impairments were the result of the anticipated store closures under the store portfolio optimization review described previously. The fair value of the trade name was estimated, with the assistance of a third party specialist, based on an income approach using the relief-from-royalty method. The significant estimates used in the relief-from-royalty method, which are level 3 inputs, include estimates of future growth and revenue, a company-specific royalty rate, our weighted average cost of capital adjusted by a company-specific risk premium and trade name premium. The fair value of the Family Dollar reporting unit was estimated, using the assistance of a third party specialist, using a combination of a market multiple method and a discounted cash flow method. The significant estimates used in the discounted cash flow method, which are level 3 inputs, include our weighted average cost of capital adjusted by a company-specific risk premium, long-term rates of growth and profitability for the Family Dollar reporting unit, working capital effects, and changes in market conditions, consumer trends and strategy. The market multiple method utilized comparable public company revenue and profitability multiples to estimate the fair value of the Family Dollar reporting unit. The valuation date for the fiscal 2023 Family Dollar trade name and reporting unit was November 25, 2023.
The annual goodwill and nonamortizing intangible asset impairment evaluations in fiscal 2022 did not result in any impairment charges.
We have recorded cumulative goodwill impairment charges totaling $4,599.5 million, all of which relate to the Family Dollar reporting unit and were recorded during the fourth quarters of fiscal 2024 ($490.5 million), fiscal 2023 ($1,069.0 million), fiscal 2019 ($313.0 million), and fiscal 2018 ($2,727.0 million).
Note 16 – Subsequent Events
On March 21, 2025, the Company entered into a new revolving credit facility (“new Credit Facility”), with JPMorgan Chase Bank, N.A., as agent, the banks and the financial institutions from time to time party thereto, providing for a $1.5 billion revolving credit facility, of which up to $350.0 million is available for letters of credit. The new Credit Facility matures on March 21, 2030, subject to extensions permitted under the new Credit Agreement (“new Credit Agreement”).
This new Credit Agreement contains a number of affirmative and negative covenants, similar to the prior Revolving Credit Facility.
In connection with entry into this new Credit Facility, we terminated all commitments and fulfilled all obligations under our previous credit agreement dated December 8, 2021.
Additionally, on March 21, 2025, the Company also entered into a 364-Day Revolving Credit Facility, with JPMorgan Chase Bank, N.A., as agent, the banks and the financial institutions from time to time party thereto, providing for a $1.0 billion revolving credit facility. The 364-Day Revolving Credit Facility matures on March 20, 2026.
Note 17 – Quarterly Financial Information (Unaudited)
The following table sets forth certain items from the Company’s unaudited consolidated statements of operations for each quarter of fiscal year 2024 and 2023. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report that reflect the results of Family Dollar as discontinued operations and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for a full year or for any future period.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2024:
Net sales	$4,165.6	$4,065.5	$4,338.0	$4,996.7
Gross profit	$1,476.5	$1,391.3	$1,534.1	$1,879.8
Income from continuing operations, net of tax	$267.7	$142.3	$232.3	$400.2
Income (loss) from discontinued operations, net of tax(1)	$32.4	$(9.9)	$1.0	$(4,096.1)
Net income (loss)	$300.1	$132.4	$233.3	$(3,695.9)
Basic earnings (loss) per share of common stock:
Continuing operations	$1.23	$0.66	$1.09	$1.86
Discontinued operations	0.15	(0.04)	—	(19.04)
Total basic earnings (loss) per share of common stock	$1.38	$0.62	$1.09	$(17.18)
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.23	$0.66	$1.08	$1.86
Discontinued operations	0.15	(0.04)	—	(19.03)
Total diluted earnings (loss) per share of common stock	$1.38	$0.62	$1.08	$(17.17)
Fiscal 2023:
Net sales	$3,931.7	$3,873.4	$4,003.8	$4,961.4
Gross profit	$1,388.7	$1,293.2	$1,393.8	$1,933.2
Income from continuing operations, net of tax	$291.6	$186.8	$255.0	$532.4
Income (loss) from discontinued operations, net of tax(2)	$7.4	$13.6	$(43.0)	$(2,242.2)
Net income (loss)	$299.0	$200.4	$212.0	$(1,709.8)
Basic earnings (loss) per share of common stock:
Continuing operations	$1.32	$0.85	$1.16	$2.44
Discontinued operations	0.03	0.06	(0.19)	(10.29)
Total basic earnings (loss) per share of common stock	$1.35	$0.91	$0.97	$(7.85)
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.32	$0.85	$1.16	$2.44
Discontinued operations	0.03	0.06	(0.19)	(10.27)
Total diluted earnings (loss) per share of common stock	$1.35	$0.91	$0.97	$(7.83)
(1) Income (loss) from discontinued operations, net of tax in the fourth quarter of fiscal 2024 includes the following charges: $1,400.0 million trade name impairment, $490.5 million goodwill impairment, $80.2 million of long-lived asset impairments and a $3,438.8 million loss from classification to held for sale. See Note 15 for further detail.
(2) Income (loss) from discontinued operations, net of tax in the fourth quarter of fiscal 2023 includes the following charges: $950.0 million trade name impairment, $1,069.0 million goodwill impairment, $500.6 million of long-lived asset impairments, and $80.6 million of inventory markdowns and $5.6 million of capitalized distribution costs impairment from store closures. See Note 15 for further detail.

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
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 1, 2025, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our management has concluded that, as of February 1, 2025, our internal control over financial reporting is effective.
Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements and has issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.
Changes in Internal Controls
In fiscal 2024, we implemented a new warehouse management system in two of our distribution centers and expect to complete a phased implementation of the system to our remaining distribution centers over the next several years. We have made changes to our internal control over financial reporting to align with the functionality and updated processes associated with the new system. We are also updating our human capital management system and expect to implement the new system in fiscal 2025. We will continue to monitor and modify, as needed, the design and operating effectiveness of key control activities to align with the updated business processes and capabilities of the new systems.
In fiscal 2024, we initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. We determined that the Family Dollar business met the held for sale and discontinued operations accounting criteria. We designed and implemented responsive control procedures related to our financial reporting, which were assessed as of February 1, 2025 during the annual operation of these controls.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended February 1, 2025 that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dollar Tree, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dollar Tree, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Virginia Beach, Virginia
March 26, 2025

Item 9B. Other Information
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the fiscal quarter ended February 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by this Item is incorporated by reference to Dollar Tree, Inc.’s Proxy Statement relating to our 2025 Annual Meeting (“Proxy Statement”), under the captions “Biographies of Director Nominees” and “Information about our Executive Officers.”
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
The Company maintains an Insider Trading Policy that governs the purchase, sale and/or other transactions in our securities by our directors, officers and all other employees and the Company itself. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
The following table summarizes information regarding shares issuable as of February 1, 2025, under our equity compensation plans, including the number of shares of common stock subject to options, restricted stock units, deferred shares and other rights granted to employees and members of our Board of Directors; the weighted-average exercise price of outstanding options; and the number of shares remaining available for future award grants under these plans. Additional information regarding our equity compensation plans can be found in Note 10 to our consolidated financial statements.

Equity compensation plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders[1]	1,421,114	$128.16	6,417,745
Plans not approved by security holders[2]	1,634,544	$157.17	—
______________
(a)Amounts represent outstanding options, restricted stock units and deferred (“phantom”) shares as of February 1, 2025.
(b)Not included in the calculation of weighted-average exercise price are (i) 1,193,213 restricted stock units and (ii) 62,807 director deferred shares.

(c)The 6,417,745 shares remaining available for future issuance under our equity-based plans approved by security holders includes 4,126,741 shares remaining under our 2021 Omnibus Incentive Plan and 2,291,004 shares remaining under our 2015 Employee Stock Purchase Plan.
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
2In March 2022, a one-time award of options to purchase 2,252,587 shares of company common stock was granted to Richard W. Dreiling, who was the Executive Chairman of the Board at the time of the grant. The grant was an employment inducement grant within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. Mr. Dreiling was subsequently appointed Chief Executive Officer of the company in January 2023. In November 2024, Mr. Dreiling resigned from the Company at which point certain remaining unvested portions of the award were forfeited. At February 1, 2025, 1,634,544 of these options remained outstanding. The amount shown in the table does not include 387 shares to be issued upon the exercise of options with a weighted-average exercise price of $78.10 that were granted under the Family Dollar 2006 Incentive Plan and assumed by us in connection with our merger with Family Dollar.
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
3.Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective February 27, 2025	8-K	3.1	2/28/2025
4.1	Form of Common Stock Certificate	8-K	4.1	3/13/2008

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.2.1		Indenture, dated as of April 2, 2018, between Dollar Tree, Inc., as issuer, and U.S. Bank National Association, as trustee	S-3 ASR	4.1	4/2/2018
4.2.2		First Supplemental Indenture, dated as of April 19, 2018, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	4/20/2018
4.2.3		Second Supplemental Indenture, dated as of December 1, 2021, between Dollar Tree, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	12/1/2021
4.3		Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.3	3/10/2023
10.1	*	Terms of director compensation (as described under the caption “Director Compensation”)	DEF 14A	N/A	5/7/2024
10.2	*	Description of Dollar Tree, Inc. Management Incentive Compensation Plan, effective for the fiscal year ending January 29, 2022 and thereafter	10-Q	10.1	5/27/2021
10.3.1	*	2011 Omnibus Incentive Plan effective as of March 17, 2011	8-K	10.1	6/22/2011
10.3.2	*	First Amendment to the 2011 Omnibus Incentive Plan dated June 16, 2016	10-Q	10.1	9/2/2016
10.3.3	*	2011 Omnibus Incentive Plan, as amended and restated effective June 12, 2019	10-Q	10.1	8/29/2019
10.4	*	Form of Non-employee Director Option Agreement under the 2011 Omnibus Incentive Plan	8-K	10.4	6/22/2011
10.5.1	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	8-K	10.2	3/21/2012
10.5.2	*	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.34	3/27/2019
10.6	*	Form of Executive Officer Nonstatutory Stock Option Agreement under the 2011 Omnibus Incentive Plan	10-K	10.54	3/28/2017
10.7	*	Form of Long-Term Performance Plan Award Agreement under the 2011 Omnibus Incentive Plan	10-Q	10.1	5/28/2020
10.8	*	Form of Performance Stock Unit Agreement under the 2011 Omnibus Incentive Plan	10-K	10.33	3/27/2019
10.9	*	Dollar Tree, Inc. 2015 Employee Stock Purchase Plan, effective September 1, 2015	S-8	4.0	10/28/2015
10.10	*	Dollar Tree and Family Dollar Supplemental Deferred Compensation Plan	10-Q	10.1	8/24/2017
10.11.1	*	2013 Director Deferred Compensation Plan, as amended and restated effective December 31, 2016	10-K	10.35	3/16/2018
10.11.2	*	2013 Director Deferred Compensation Plan, as amended and restated effective June 10, 2021	8-K	10.6	6/11/2021
10.11.3	*	Amendment to the Dollar Tree, Inc. 2013 Director Deferred Compensation Plan, effective March 8, 2023	10-K	10.12.3	3/10/2023
10.12	*	Form of Change in Control Retention Agreement for Executive Officers (portions of the exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/29/2018
10.13.1	*	Dollar Tree, Inc. 2021 Omnibus Incentive Plan	8-K	10.1	6/11/2021
10.13.2	*	First Amendment to the Dollar Tree, Inc. 2021 Omnibus Incentive Plan, effective November 29, 2022	10-K	10.15.2	3/10/2023
10.14	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	6/11/2021
10.15	*	Form of Long-Term Performance Plan Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.3	6/11/2021
10.16	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan	8-K	10.4	6/11/2021
10.17	*	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan	8-K	10.5	6/11/2021

			Incorporated by Reference
Exhibit		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.18		Credit Agreement, dated as of December 8, 2021, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as agent and the lenders and other parties thereto	8-K	10.1	12/9/2021
10.19	*	Form of Indemnification Agreement for Directors and Executive Officers	8-K	10.1	3/7/2022
10.20		Stewardship Framework Agreement, by and between Dollar Tree, Inc. and MR Cobalt Advisor LLC, on behalf of itself and its affiliates and associates, dated March 8, 2022	8-K	10.1	3/8/2022
10.21.1	*	Executive Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc. (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	8-K	10.1	3/21/2022
10.21.2	*	Amendment to Executive Agreement, dated January 25, 2023, by the company and Richard W. Dreiling	8-K/A	10.1	1/27/2023
10.22	*	Nonstatutory Stock Option Agreement, effective March 19, 2022, by Richard W. Dreiling and Dollar Tree, Inc.	8-K	10.2	3/21/2022
10.23	*	Form of Performance-Based Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.1	5/25/2023
10.24	*	Form of Restricted Stock Unit Agreement (Standard) under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.2	5/25/2023
10.25	*	Form of Nonstatutory Stock Option Agreement under the 2021 Omnibus Incentive Plan (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K)	10-Q	10.3	5/25/2023
10.26	*	Non-Employee Director Deferred Compensation Program, effective July 1, 2023	10-Q	10.1	8/24/2023
10.27		Form of Commercial Paper Dealer Agreement between Dollar Tree, Inc., as issuer, and the applicable Dealer party thereto	8-K	10.1	7/7/2023
10.28		Plea Agreement, dated February 26, 2024. *Schedules and other similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby agree to furnish a copy of any omitted schedules or other similar attachments to the U.S. Securities and Exchange Commission upon request.	8-K	10.1	2/26/2024
10.29	*	Letter Agreement, dated May 9, 2024, by and between Dollar Tree, Inc. and Richard McNeely	8-K	10.1	5/10/2024
10.30	*	Form of Executive Agreement (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K).	8-K	10.1	11/15/2024
10.31	*	Executive Agreement with Michael C. Creedon, Jr. (portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K).	8-K	10.1	1/21/2025
19.1		Dollar Tree, Inc. Insider Trading Policy				X
21.1		Subsidiaries of the Registrant				X
23.1		Consent of Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (included on the signature page hereto)				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1		Dollar Tree, Inc. Clawback Policy	10-K	97.1	3/20/2024

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101
The following financial statements from our Form 10-K for the fiscal year ended February 1, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements
X
104	The cover page from our Form 10-K for the fiscal year ended February 1, 2025, formatted in Inline XBRL and contained in Exhibit 101				X
*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR TREE, INC.
(Registrant)

March 26, 2025	By: /s/ Michael C. Creedon Jr.
Date	Michael C. Creedon Jr.
Chief Executive Officer
(Principal Executive Officer)

March 26, 2025	By: /s/ Jeffrey A. Davis
Date	Jeffrey A. Davis
Chief Financial Officer
(Principal Financial Officer)

March 26, 2025	By: /s/ Aditya Maheshwari
Date	Aditya Maheshwari
Senior Vice President - Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Aditya Maheshwari and Jonathan B. Leiken, and both of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Michael C. Creedon Jr.	Chief Executive Officer and Director	March 26, 2025
Michael C. Creedon Jr.	(Principal Executive Officer)	Date

/s/ Edward J. Kelly, III	Chairman of the Board and Lead Independent Director	March 26, 2025
Edward J. Kelly, III		Date

/s/ Paul C. Hilal	Vice Chairman	March 26, 2025
Paul C. Hilal		Date

/s/ William W. Douglas, III	Director	March 26, 2025
William W. Douglas, III		Date

/s/ Cheryl W. Grisé	Director	March 26, 2025
Cheryl W. Grisé		Date

/s/ Daniel J. Heinrich	Director	March 26, 2025
Daniel J. Heinrich		Date

/s/ Timothy A. Johnson	Director	March 26, 2025
Timothy A. Johnson		Date

/s/ Mary A. Laschinger	Director	March 26, 2025
Mary A. Laschinger		Date

/s/ Jeffrey G. Naylor	Director	March 26, 2025
Jeffrey G. Naylor		Date

/s/ Diane E. Randolph	Director	March 26, 2025
Diane E. Randolph		Date

/s/ Bertram L. Scott	Director	March 26, 2025
Bertram L. Scott		Date

/s/ Stephanie P. Stahl	Director	March 26, 2025
Stephanie P. Stahl		Date