Form 10-Q
period 2025-05-03
DOLLAR TREE, INC.
filed 2025-06-04
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
As of June 2, 2025, there were 208,695,818 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended
(in millions, except per share data)	May 3, 2025	May 4, 2024
Net sales	$4,636.5	$4,165.6
Other revenue	3.2	3.3
Total revenue	4,639.7	4,168.9
Cost of sales	2,987.0	2,689.1
Selling, general and administrative expenses	1,268.6	1,097.9
Operating income	384.1	381.9
Interest expense, net	22.7	26.7
Other (income) expense, net	(61.7)	0.1
Income from continuing operations before income taxes	423.1	355.1
Provision for income taxes	109.6	87.4
Income from continuing operations	313.5	267.7
Income from discontinued operations, net of tax	29.9	32.4
Net income	$343.4	$300.1

Basic earnings per share of common stock:
Continuing operations	$1.47	$1.23
Discontinued operations	0.14	0.15
Total basic earnings per share of common stock	$1.61	$1.38

Diluted earnings per share of common stock:
Continuing operations	$1.47	$1.23
Discontinued operations	0.14	0.15
Total diluted earnings per share of common stock	$1.61	$1.38

Weighted average common shares outstanding:
Basic	213.6	217.8
Diluted	213.9	218.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(in millions)	May 3, 2025	May 4, 2024
Net income	$343.4	$300.1

Foreign currency translation adjustments	5.6	(2.0)

Total comprehensive income	$349.0	$298.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value and share data)	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,007.4	$1,256.5	$390.6
Merchandise inventories	2,704.0	2,672.0	2,456.9
Other current assets	179.8	169.8	265.2
Current assets of discontinued operations	4,705.5	5,008.9	2,969.5
Total current assets	8,596.7	9,107.2	6,082.2
Restricted cash	76.7	75.7	73.2
Property, plant and equipment, net of accumulated depreciation of $4,483.9, $4,332.3 and $4,233.9, respectively	4,587.9	4,499.3	3,947.0
Operating lease right-of-use assets	4,205.6	4,146.4	3,699.9
Goodwill	422.6	421.2	422.8
Deferred income taxes, net	268.7	260.6	8.7
Other assets	133.0	133.6	98.8
Noncurrent assets of discontinued operations	—	—	7,777.6
Total assets	$18,291.2	$18,644.0	$22,110.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000.0	$1,000.0	$—
Current portion of operating lease liabilities	971.3	960.7	901.4
Accounts payable	1,572.0	1,705.8	1,305.3
Income taxes payable	239.9	120.1	82.9
Other current liabilities	549.9	574.4	512.5
Current liabilities of discontinued operations	3,903.7	4,224.9	1,954.2
Total current liabilities	8,236.8	8,585.9	4,756.3
Long-term debt, net, excluding current portion	2,428.8	2,431.2	3,427.5
Operating lease liabilities, long-term	3,507.3	3,438.7	3,061.9
Deferred income taxes, net	—	—	902.4
Income taxes payable, long-term	27.3	28.2	22.4
Other liabilities	186.2	182.6	141.1
Noncurrent liabilities of discontinued operations	—	—	2,486.2
Total liabilities	14,386.4	14,666.6	14,797.8
Contingencies (Note 3)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 210,151,340, 215,078,018 and 216,165,909 shares issued and outstanding, respectively	2.1	2.2	2.2
Additional paid-in capital	—	92.9	—
Accumulated other comprehensive loss	(53.6)	(59.2)	(45.6)
Retained earnings	3,956.3	3,941.5	7,355.8
Total shareholders’ equity	3,904.8	3,977.4	7,312.4
Total liabilities and shareholders’ equity	$18,291.2	$18,644.0	$22,110.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended May 3, 2025
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 1, 2025	215.1	$2.2	$92.9	$(59.2)	$3,941.5	$3,977.4
Net income	—	—	—	—	343.4	343.4
Total other comprehensive income	—	—	—	5.6	—	5.6
Issuance of stock under Employee Stock Purchase Plan	—	—	2.8	—	—	2.8
Stock-based compensation, net	0.3	—	12.4	—	—	12.4
Repurchase of stock	(5.9)	(0.1)	(104.0)	—	(328.6)	(432.7)
Excise tax on repurchases of stock	—	—	(4.1)	—	—	(4.1)
Balance at May 3, 2025	209.5	$2.1	$—	$(53.6)	$3,956.3	$3,904.8

	13 Weeks Ended May 4, 2024
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 3, 2024	217.9	$2.2	$229.9	$(43.6)	$7,124.6	$7,313.1
Net income	—	—	—	—	300.1	300.1
Total other comprehensive loss	—	—	—	(2.0)	—	(2.0)
Issuance of stock under Employee Stock Purchase Plan	—	—	3.8	—	—	3.8
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation, net	0.3	—	10.1	—	—	10.1
Repurchase of stock	(2.5)	—	(241.1)	—	(68.9)	(310.0)
Excise tax on repurchases of stock	—	—	(2.8)	—	—	(2.8)
Balance at May 4, 2024	215.7	$2.2	$—	$(45.6)	$7,355.8	$7,312.4

    See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(in millions)	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income	$343.4	$300.1
Income from discontinued operations, net of tax	29.9	32.4
Income from continuing operations	$313.5	$267.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	151.1	119.0
Provision for deferred income taxes	14.1	20.8
Stock-based compensation expense	17.2	24.0
Impairments	0.1	—
Gain on insurance proceeds related to fixed assets	(41.0)	—
Other non-cash adjustments to income from continuing operations	3.1	0.5
Changes in operating assets and liabilities:
Merchandise inventories	(27.6)	(32.5)
Other current assets	(18.6)	(7.0)
Other assets	0.7	1.0
Accounts payable	(135.9)	138.6
Income taxes payable	92.5	62.2
Other current liabilities	(13.0)	(81.2)
Other liabilities	2.6	(2.1)
Operating lease right-of-use assets and liabilities, net	19.7	(5.8)
Net cash provided by operating activities of continuing operations	378.5	505.2
Cash flows from investing activities:
Capital expenditures	(248.8)	(316.5)
Proceeds from insurance recoveries	50.0	—
Payments for fixed asset disposition	(0.1)	(0.2)
Net cash used in investing activities of continuing operations	(198.9)	(316.7)
Cash flows from financing activities:
Debt-issuance costs	(3.8)	—
Proceeds from stock issued pursuant to stock-based compensation plans	2.8	3.9
Cash paid for taxes on exercises/vesting of stock-based compensation	(10.7)	(19.5)
Payments for repurchase of stock	(427.7)	(272.2)
Net cash used in financing activities	(439.4)	(287.8)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	104.5	190.5
Net cash used in investing activities of discontinued operations	(45.4)	(156.3)
Net cash provided by discontinued operations	59.1	34.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.7	(0.4)
Net change in cash, cash equivalents and restricted cash	(200.0)	(65.5)
Cash, cash equivalents and restricted cash at beginning of period	1,511.2	757.2
Cash, cash equivalents and restricted cash at end of period	$1,311.2	$691.7
Supplemental disclosure of cash flow information(1):
Cash paid for:
Interest, net of amounts capitalized	$0.4	$0.4
Income taxes	$4.3	$5.3
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$293.6	$346.8
Accrued capital expenditures	$48.8	$103.9
Losses on property, plant and equipment recorded in insurance receivables	$—	$47.0
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
The accompanying unaudited condensed consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2025. The results of operations for the 13 weeks ended May 3, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2026.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of May 3, 2025 and May 4, 2024 and the results of our operations and cash flows for the periods presented. The February 1, 2025 balance sheet information was derived from the audited consolidated financial statements as of that date.
All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars. Continuing operations consists of the Dollar Tree segment and corporate, support and other.
As discussed in Note 10, on March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions. Net proceeds are estimated to total approximately $800 million. The transaction is expected to close in the second quarter of fiscal 2025. The results of Family Dollar are presented as discontinued operations in the accompanying unaudited Condensed Consolidated Income Statements for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets for all periods presented.
Unless otherwise noted, all amounts and disclosures included in these Notes to Unaudited Condensed Consolidated Financial Statements reflect only our continuing operations. Refer to Note 10 for additional details on discontinued operations.
Note 2 - Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) which requires entities to disclose specific categories and greater disaggregation of information in the effective tax rate reconciliation, as well as disaggregated disclosure of income taxes paid, pretax income and income tax expense by jurisdiction. The standard also removes certain disclosure requirements that currently exist under Topic 740. ASU 2023-09 is effective on a prospective basis for annual periods beginning in fiscal 2025, with retrospective application permitted. We expect ASU 2023-09 to impact only our disclosures with no impact to our consolidated financial condition, results of operations, or cash flows.
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
Note 3 - Contingencies
In the first quarter of fiscal 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself was not salvageable. We incurred losses totaling $117.0 million in the first quarter of fiscal 2024, consisting of $70.0 million related to damaged inventory and $47.0 million related to property and equipment. These losses were fully offset by insurance receivables. Subsequently, we recorded additional insurance receivables of approximately $12.0 million for other property and equipment-related damage recoveries that are reimbursable under the terms of our insurance policy.
In fiscal 2024, we received insurance proceeds totaling $150.0 million, including $100.0 million related to damaged inventory and $50.0 million related to damaged property and equipment and recorded a gain of $30.0 million in the fourth quarter of fiscal 2024 for the excess of the insurance proceeds received over the losses incurred for damaged inventory.
In the first quarter of fiscal 2025, we received additional insurance proceeds of $70.0 million, including $50.0 million related to damaged property and equipment and $20.0 million related to damaged inventory. We recorded a gain of approximately $62.0 million for the excess of the insurance proceeds received over the losses incurred for the damaged property and equipment and damaged inventory, which is reflected within “Other (income) expense, net” in the accompanying unaudited Condensed Consolidated Income Statements.
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
Acetaminophen Matters
Beginning in August 2022, more than 50 personal injury cases have been filed in federal court against Dollar Tree, Family Dollar, or both, on behalf of minors alleging that their mothers took acetaminophen while pregnant, that the acetaminophen interfered with fetal development such that plaintiffs were born with autism and/or ADHD, and that we knew or should have known of the danger, had a duty to warn and failed to include appropriate warnings on the product labels. The plaintiffs seek compensatory, punitive and/or exemplary damages, restitution and disgorgement, economic damages, and attorneys’ fees and costs. These cases, which originated in Alabama, California, Florida, Georgia, Louisiana, Minnesota, Missouri, North Carolina, Kentucky, Tennessee and Texas, along with other cases against many other defendants, were consolidated into multi-district litigation in the Southern District of New York. The court disqualified plaintiffs’ experts and, on that basis, dismissed all the cases filed against us in the multi-district litigation. The dismissal has been appealed to the Second Circuit by plaintiffs.
Note 4 - Short-Term Borrowings and Long-Term Debt
On March 21, 2025, the Company entered into a new revolving credit facility (“Five-Year Credit Facility”), with JPMorgan Chase Bank, N.A., as agent, the banks and the financial institutions from time to time party thereto, providing for a $1.5 billion revolving credit facility, of which up to $350.0 million is available for letters of credit. The Five-Year Credit Facility matures on March 21, 2030, subject to extensions permitted under the new Credit Agreement (“Credit Agreement”).
The Credit Agreement contains a number of affirmative and negative covenants, similar to the prior revolving credit facility.
In connection with entry into this new Five-Year Credit Facility, we terminated all commitments and fulfilled all obligations under our previous credit agreement dated December 8, 2021.
Additionally, on March 21, 2025, the Company also entered into a 364-Day Revolving Credit Facility, with JPMorgan Chase Bank, N.A., as agent, the banks and the financial institutions from time to time party thereto, providing for a $1.0 billion revolving credit facility. The 364-Day Revolving Credit Facility matures on March 20, 2026.
Borrowings under the Five-Year Credit Facility and the 364-Day Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the underlying credit agreements) plus 1.125%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio.
There were no short-term borrowings outstanding at May 3, 2025.
On May 15, 2025, we leveraged our commercial paper program to redeem our $1.0 billion 4.00% Senior Notes, in addition to utilizing available cash. As of June 2, 2025, we had $550.0 million of commercial paper notes outstanding.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 weeks ended May 3, 2025 or May 4, 2024.
Fair Value of Financial Instruments
The carrying amounts of “Cash and cash equivalents,” “Restricted cash” and “Accounts payable” as reported in the accompanying unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying values of our Five-Year Credit Facility, our 364-Day Revolving Credit Facility and borrowings under our commercial paper program approximate their fair values. At May 3, 2025, we had no borrowings outstanding under our credit facilities or our commercial paper program.
The aggregate fair values and carrying values of our long-term borrowings, including current portion, were as follows:

	May 3, 2025		February 1, 2025		May 4, 2024
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$3,147.6	$3,434.5	$3,140.9	$3,433.6	$3,093.9	$3,430.9
The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.

Note 6 - Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	13 Weeks Ended
(in millions, except per share data)	May 3, 2025	May 4, 2024
Numerator:
Income from continuing operations	$313.5	$267.7
Income from discontinued operations, net of tax	29.9	32.4
Net income	$343.4	$300.1

Denominator:
Weighted average number of shares outstanding	213.6	217.8
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.3	0.3
Weighted average number of shares and dilutive potential shares outstanding	213.9	218.1

Basic earnings per share of common stock:
Continuing operations	$1.47	$1.23
Discontinued operations	0.14	0.15
Total basic earnings per share of common stock	$1.61	$1.38

Diluted earnings per share of common stock:
Continuing operations	$1.47	$1.23
Discontinued operations	0.14	0.15
Total diluted earnings per share of common stock	$1.61	$1.38
Share-based awards of 2.6 million shares and 3.1 million shares were excluded from the calculation of diluted net income per share for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively, because their inclusion would be anti-dilutive.
Note 7 - Shareholders’ Equity
We repurchased 5,926,985 shares of common stock on the open market at a cost of $436.8 million, including applicable excise tax, during the 13 weeks ended May 3, 2025. We repurchased 2,537,302 shares of common stock on the open market at a cost of $312.8 million, including applicable excise tax, during the 13 weeks ended May 4, 2024. Of the shares repurchased during the 13 weeks ended May 3, 2025 and May 4, 2024, $5.0 million and $37.8 million, respectively, settled subsequent to May 3, 2025 and May 4, 2024, respectively, and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets. At May 3, 2025, we had $519.7 million remaining under our existing $2.5 billion Board repurchase authorization.
Subsequent to May 3, 2025, we purchased an additional 779,512 shares of common stock on the open market at a cost of $67.5 million, as of June 2, 2025.
Note 8 - Segments and Disaggregated Revenue
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, effective as of the fourth quarter of fiscal 2024, the Company no longer reports the Family Dollar segment; it now reports its financial performance based on the Dollar Tree segment and corporate, support and other. The Dollar Tree segment is a leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. Dollar Tree stores serve customers with a broad range of income levels principally in suburban locations. The Dollar Tree segment includes our operations under the Dollar Tree and Dollar Tree Canada brands, 15 distribution centers in the United States and two distribution centers in Canada. Corporate, support and other consists primarily of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia that are considered shared services and therefore these results are excluded from the Dollar Tree segment.
Our chief operating decision maker (“CODM”) is our chief executive officer of the enterprise. The CODM evaluates the financial performance of the Dollar Tree segment using segment gross profit and operating income. The CODM reviews these metrics to allocate resources to the segment, primarily in the annual budget and quarterly forecasting process. The CODM considers variances between actual results and internal budgets/forecasts on a monthly basis for both profit measures when making decisions about allocating capital and resources to the segment. The CODM also uses segment gross profit to evaluate our ability to control product and supply chain costs relative to changes in sales between comparable periods. The CODM uses operating income to assess the overall performance for the segment. The CODM is provided asset information on a consolidated basis rather than by segment.
The accounting policies of the Dollar Tree segment are the same as those described in Note 2 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. We may revise the measurement of the Dollar Tree segment’s operating income, as determined by the information regularly reviewed by the CODM. If the measurement of the Dollar Tree segment changes, prior period amounts and balances are reclassified to be comparable to the current period’s presentation. Corporate, support and other includes costs that were previously incurred in support of the Family Dollar segment but are not directly attributable to it and thus were not recorded in discontinued operations. Information for the Dollar Tree segment, as well as for corporate, support and other, including the reconciliation to income from continuing operations before income taxes, is as follows:

(in millions)	Dollar Tree Segment	Corporate, Support and Other	Total
13 Weeks Ended May 3, 2025
Net sales	$4,636.5	$—	$4,636.5
Cost of sales	2,987.0	—	2,987.0
Gross Profit	1,649.5	—	1,649.5
Other revenue	—	3.2	3.2
Selling, general and administrative expenses	1,126.8	141.8	1,268.6
Operating income (loss)	522.7	(138.6)	384.1
Interest expense, net			22.7
Other income, net			(61.7)
Income from continuing operations before income taxes			$423.1
Depreciation and amortization expense	$140.9	$10.2	$151.1
Capital expenditures	$238.3	$10.5	$248.8

13 Weeks Ended May 4, 2024
Net sales	$4,165.6	$—	$4,165.6
Cost of sales	2,689.1	—	2,689.1
Gross Profit	1,476.5	—	1,476.5
Other revenue	—	3.3	3.3
Selling, general and administrative expenses	954.2	143.7	1,097.9
Operating income (loss)	522.3	(140.4)	381.9
Interest expense, net			26.7
Other expense, net			0.1
Income from continuing operations before income taxes			$355.1
Depreciation and amortization expense	$108.9	$10.1	$119.0
Capital expenditures	$271.4	$45.1	$316.5
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our Dollar Tree segment:

	13 Weeks Ended
(in millions)	May 3, 2025		May 4, 2024
Consumable	$2,336.6	50.4%	$2,092.0	50.2%
Variety	2,119.4	45.7%	1,908.0	45.8%
Seasonal	180.5	3.9%	165.6	4.0%
Total Dollar Tree segment net sales	$4,636.5	100.0%	$4,165.6	100.0%

Note 9 - Supply Chain Finance Program
We facilitate a voluntary supply chain finance program, administered through a financial institution, which provides participating suppliers with the opportunity to finance payments due from us. Participating suppliers may, at their sole discretion, elect to finance one or more invoices of ours prior to their scheduled due dates at a discounted price with the financial institution.
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
Our outstanding payment obligations under this program were $352.0 million, $346.5 million and $42.4 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.
Note 10 – Discontinued Operations
As previously reported, in fiscal 2024 the Company initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions. Net proceeds are estimated to total approximately $800 million. The transaction is expected to close in the second quarter of fiscal 2025. The results of Family Dollar are presented as discontinued operations in the accompanying unaudited Condensed Consolidated Income Statements for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets for all periods presented.
Financial Information of Discontinued Operations
“Income from discontinued operations, net of tax” in the accompanying unaudited Condensed Consolidated Income Statements reflects the after-tax results of the Family Dollar business and does not include any allocation of general corporate overhead expense or interest expense of the Company.
The following table summarizes the results of operations of the Family Dollar business that are being reported as discontinued operations:

	13 Weeks Ended
(in millions)	May 3, 2025	May 4, 2024
Net sales	$3,309.6	$3,460.8
Other revenue	2.4	3.1
Total revenue	3,312.0	3,463.9
Cost of sales	2,321.4	2,589.6
Selling, general and administrative expenses	698.7	835.6
Operating income	291.9	38.7
Interest income	1.6	2.3
Loss from classification to held for sale	258.4	—
Income from discontinued operations before income taxes	35.1	41.0
Provision for income taxes	5.2	8.6
Income from discontinued operations, net of tax	$29.9	$32.4
Depreciation expense related to discontinued operations was $111.2 million for the 13 weeks ended May 4, 2024. The Company has ceased depreciating and amortizing its long-lived assets for Family Dollar which primarily includes right-of-use assets and property and equipment.

The following table summarizes the Family Dollar business assets and liabilities classified as discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets:

(in millions)	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
Cash and cash equivalents	$227.1	$179.0	$227.9
Merchandise inventories	2,330.5	2,456.4	2,552.1
Other current assets	188.0	200.9	189.5
Property, plant and equipment, net	2,256.3	2,268.0	2,354.7
Operating lease right-of-use assets	2,559.1	2,580.6	2,769.4
Goodwill	—	—	490.5
Trade name intangible asset	750.0	750.0	2,150.0
Other assets	10.5	12.8	13.0
Valuation allowance to adjust assets to estimated fair value, less costs of disposal	(3,616.0)	(3,438.8)	—
Total assets of discontinued operations	$4,705.5	$5,008.9	$10,747.1
LIABILITIES
Current portion of operating lease liabilities	$584.4	$598.5	$608.2
Accounts payable	880.5	977.5	961.5
Other current liabilities	336.7	378.6	384.5
Operating lease liabilities, long-term	1,966.3	2,134.5	2,350.1
Other liabilities	135.8	135.8	136.1
Total liabilities of discontinued operations	$3,903.7	$4,224.9	$4,440.4
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of February 1, 2025, we determined that the fair value of the Family Dollar business, including costs to sell was lower than its carrying value and we recorded a $3,438.8 million valuation allowance against the assets held for sale. As of May 3, 2025, we remeasured the fair value of the Family Dollar business, including costs to sell and recorded an additional valuation allowance of $258.4 million. In addition, during the first quarter of fiscal 2025, certain assets and liabilities of the Family Dollar business were moved out of held for sale as they will be retained by Dollar Tree. The assets and liabilities included 57 combo stores that will be converted to Dollar Tree stores, and were reclassified as held and used at their fair value, which resulted in a $71.4 million reduction to the valuation allowance. The fair value of the Family Dollar business was estimated using the expected sale price as negotiated with the third party buyer. The valuation allowance was recorded within “Loss from classification to held for sale” in the summarized results of operations of discontinued operations for the 13 weeks ended May 3, 2025.
Capital expenditures related to discontinued operations were $44.1 million and $155.7 million for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively.
Note 11 - Condensed Consolidated Financial Statement Details
The Condensed Consolidated Statements of Cash Flows includes the cash flows of continuing and discontinued operations. The following is a reconciliation between “Cash and cash equivalents” and “Restricted cash” of continuing operations presented in the Condensed Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash presented in the Condensed Consolidated Statements of Cash Flows:

(in millions)	May 3, 2025	May 4, 2024
Cash and cash equivalents on the Condensed Consolidated Balance Sheets	$1,007.4	$390.6
Restricted cash on the Condensed Consolidated Balance Sheets	76.7	73.2
Cash, cash equivalents and restricted cash of discontinued operations included in current assets of discontinued operations on the Condensed Consolidated Balance Sheets	227.1	227.9
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$1,311.2	$691.7

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
•Our expectations regarding the implementation and impact of investments in supply chain, distribution facilities, warehouse and human capital management systems, trucking fleet and transportation management systems, and store delivery and equipment, including new distribution centers, the expansion or conversion of existing distribution centers, and the capabilities of our distribution center network;
•Our expectations regarding the implementation and impact of investments in our technology infrastructure;
•The design and implementation of internal controls around various investments and initiatives;
•Our plans and expectations regarding the pending sale of the Family Dollar business;
•The potential effect of general business or economic conditions on our business and our customers, including the direct and indirect effects of inflation and interest rates on our business;
•The direct and indirect impacts of current and potential tariffs and other trade-related measures, restrictions and policies and any retaliatory counter measures, and our plans to mitigate those impacts;
•The expected and possible outcome, costs, and impact of pending or potential litigation, arbitrations, other legal proceedings or governmental investigations, our plans regarding these matters, and the availability of indemnification or insurance with respect to such matters;
•The impacts of tornado damage to our Dollar Tree distribution center in Marietta, Oklahoma, including changes within our supply chain network and expectations regarding our customer shopping experience; and
•Our liquidity and cash needs, including our ability to fund our future capital expenditures and working capital requirements.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Our forward-looking statements are all based on currently available operating, financial and business information. The outcome of the events described in these forward-looking statements is subject to a variety of factors, including, but not limited to, the risks and uncertainties summarized below and the more detailed discussions in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and in this Quarterly Report on Form 10-Q. The following risks could have a material adverse impact on our sales, costs, profitability, financial performance or implementation of strategic initiatives:
•Our profitability is vulnerable to cost pressures from increases in merchandise, shipping, freight and fuel costs, wage and benefit and other operating costs.
•Risks associated with merchandise supply could adversely affect our financial performance.

•Higher costs and disruptions in our distribution network could have an adverse impact on our sales and profitability.
•We may stop selling or recall certain products for safety-related or other issues.
•We could experience a decline in consumer confidence and spending because of concerns about the quality and safety of our products or our brand standards.
•Inflation, other changes in economic conditions or consumer spending habits could impact our sales or profitability.
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
•The completion of the pending sale of the Family Dollar business is subject to various risks and uncertainties, may not be completed in a timely fashion or at all, and the pending sale may be disruptive to our business operations and adversely affect our profitability.
•If the pending sale of the Family Dollar business is completed, we may not achieve the anticipated benefits of the transaction, and the transaction may expose us to new risks.
•We have incurred losses due to impairment of goodwill and other long-lived assets.
•We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations.
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
Overview
We are a leading operator of more than 9,000 retail discount stores, as of May 3, 2025, offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points.
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
On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions. Net proceeds are estimated to total approximately $800 million. The transaction is expected to close in the second quarter of fiscal 2025. The results of Family Dollar are presented as discontinued operations in the accompanying unaudited Condensed Consolidated Income Statements for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets for all periods presented. Unless otherwise noted, all amounts, percentages and discussions below reflect only the results of operations and financial condition of our continuing operations. Refer to “Strategic Initiatives and Recent Developments” below and Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on discontinued operations.
Quarterly Results
Financial highlights for the 13 weeks ended May 3, 2025, as compared to the 13 weeks ended May 4, 2024, include:
•Net sales increased 11.3% to $4,636.5 million due to a 5.4% comparable store net sales increase and net sales of $345.3 million at non-comparable stores.
•Gross profit increased 11.7% to $1,649.5 million primarily due to our net store growth. Gross profit, as a percentage of net sales, increased 20 basis points to 35.6%.
•Selling, general and administrative expenses, as a percentage of total revenues, increased 100 basis points to 27.3%.
•Operating income, as a percentage of total revenues, decreased 90 basis points to 8.3%.
•The effective tax rate was 25.9%, an increase of 130 basis points as compared to the prior year quarter.
•Income from continuing operations was $313.5 million, or $1.47 per diluted share, compared to $267.7 million, or $1.23 per diluted share in the prior year quarter.

Store Activity & Selected Sales Data
At May 3, 2025, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened during the 13 weeks ended May 3, 2025 was approximately 8,910 selling square feet. A breakdown of the changes in store count and square footage is as follows:

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Store Count:
Beginning	8,881	8,415
New stores	148	116
Stores converted from Family Dollar	5	5
Closings	(18)	(16)
Ending	9,016	8,520
Relocations	1	7

Selling Square Feet (in millions):
Beginning	78.4	73.1
New stores	1.3	1.1
Stores converted from Family Dollar*	0.1	—
Closings	(0.2)	(0.1)
Ending	79.6	74.1
*Selling square footage impact of converted stores is only provided if it equals or exceeds 0.1 million selling square feet.
The store counts above do not include new stores until they are opened for sales. Similarly, stores converted from a Family Dollar store to a Dollar Tree store are reflected in the table above when they re-opened as a Dollar Tree store.
The percentage change in comparable store net sales, as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Sales Growth	5.4%	1.7%
Change in Customer Traffic	2.5%	2.8%
Change in Average Ticket	2.8%	(1.1)%
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
Net sales per selling square foot for the 52 weeks ended May 3, 2025 and May 4, 2024 is as follows:

	52 Weeks Ended
	May 3, 2025	May 4, 2024
Net sales per selling square foot	$235	$235
See our “Strategic Initiatives and Recent Developments” below for more information on the initiatives that are driving our comparable store net sales growth and net sales per selling square foot growth.

Strategic Initiatives and Recent Developments
We continue to execute on a number of strategic initiatives to drive productive sales growth, improve operating efficiency, invest in technology, and expand our culture of service to our associates. These initiatives include, among others, and in no particular order, the following.
Dollar Tree Merchandising. We continue to expand our brand assortment at the $1.25 price point to provide greater value to our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with the introduction of $3 and $5 products in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product at varying price points. As of May 3, 2025, we had more than 3,520 multi-price format stores.
Tariffs and Other Trade Measures. Beginning in the first quarter of 2025, new tariffs were announced on imports to the U.S. (“U.S. Tariffs”), including additional tariffs on imports from China, Mexico, Canada and other countries from which we import goods. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures.
We are actively implementing mitigation strategies to offset the impact of cost inflation including tariffs as noted above, by negotiating lower product costs, rebates or invoice deductions with our suppliers, shifting supply sources to alternate countries, changing our product assortment or discontinuing certain items, or increasing our prices. We believe our mitigation strategies will allow us to protect our margins and maintain our competitiveness over the long term and, most importantly, keep providing our customers with the value, convenience, and discovery they expect for the products they need to help live and celebrate their lives. However, we expect our results to be impacted by near-term challenges, including higher costs due to the volatility in effective tariffs in the second quarter of fiscal 2025. Additionally, implementation costs associated with our mitigation strategies may be experienced before the benefits from those efforts are expected to materialize. The ultimate impact of cost inflation including tariffs and other related measures remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, the overall magnitude and duration of these measures, and the costs and effectiveness of, and consumer response to, our mitigation efforts.
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
Marietta, Oklahoma Distribution Center. In the first quarter of fiscal 2024, a tornado destroyed our distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We have pivoted our supply chain network to deliver products to the approximately 600 Marietta-serviced stores, and we believe these efforts have limited and will continue to limit disruption to the Dollar Tree shopping experience. Such efforts included the conversion of the West Memphis Family Dollar distribution center to a Dollar Tree distribution center in the third quarter of fiscal 2024, and the expected conversion of the Odessa, Texas Family Dollar distribution center to a Dollar Tree distribution center in the second quarter of fiscal 2025. We are incurring additional costs within our supply chain as a result of servicing these impacted stores, including additional stem miles for delivered product and outside storage, and expect such costs to continue negatively impacting gross margin in the near-to-mid term. In April 2025, we announced that we will be returning to Marietta, Oklahoma with a new, enhanced distribution center that is expected to be fully operational by spring 2027 with the capacity to serve 700 stores across the West and Southwest regions of the country.
Family Dollar Strategic Alternatives Review. During the second quarter of fiscal 2024, we announced that we had initiated a formal review of strategic alternatives for the Family Dollar business, which could have included among others, a potential sale, spin-off or other disposition of the business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. As a result, we concluded the Family Dollar business met the held for sale and discontinued operations accounting criteria. On March 25, 2025, we entered into a definitive agreement to sell the Family Dollar business to Brigade Capital Management, LP and Macellum Capital Management, LLC, for a purchase consideration of $1,007.0 million, subject to a number of adjustments, including with respect to working capital and net indebtedness. The closing of the transaction is subject to satisfaction of customary closing conditions. Net proceeds are estimated to total approximately $800 million. The transaction is expected to close in the second quarter of fiscal 2025. For information on discontinued operations, refer to Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table contains results of operations data for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 Weeks Ended
(in millions, except percentages)	May 3, 2025	May 4, 2024
Revenues
Net sales	$4,636.5	$4,165.6
Other revenue	3.2	3.3
Total revenue	4,639.7	4,168.9
Expenses
Cost of sales	2,987.0	2,689.1
Selling, general and administrative expenses	1,268.6	1,097.9
Operating income	384.1	381.9
Interest expense, net	22.7	26.7
Other (income) expense, net	(61.7)	0.1
Income from continuing operations before income taxes	423.1	355.1
Provision for income taxes	109.6	87.4
Income from continuing operations	$313.5	$267.7

Gross profit margin	35.6%	35.4%
Selling, general and administrative expense rate	27.3%	26.3%
Operating income margin	8.3%	9.2%
Interest expense, net as a percentage of total revenue	0.5%	0.6%
Income from continuing operations before income taxes as a percentage of total revenue	9.1%	8.5%
Effective tax rate	25.9%	24.6%
Income from continuing operations as a percentage of total revenue	6.8%	6.4%
Net Sales

	13 Weeks Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Percentage Change
Net sales	$4,636.5	$4,165.6	11.3%
Comparable store net sales change	5.4%	1.7%
The increase in net sales in the 13 weeks ended May 3, 2025 was a result of the comparable store net sales increase and net sales of $345.3 million at non-comparable stores. Comparable store net sales increased 5.4% in the 13 weeks ended May 3, 2025, as a result of a 2.8% increase in average ticket and a 2.5% increase in customer traffic.

Gross Profit

	13 Weeks Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Percentage Change
Gross profit	$1,649.5	$1,476.5	11.7%
Gross profit margin	35.6%	35.4%	0.2%
Gross profit margin increased during the 13 weeks ended May 3, 2025 due to a 20 basis point decrease in cost of sales. The cost of sales rate decreased to 64.4% during the 13 weeks ended May 3, 2025 from 64.6% during the same period last year primarily due to lower freight costs, improved mark-on and lower occupancy costs due to leverage from the comparable store net sales increase, partially offset by increased distribution costs, shrink costs and markdown costs.
Selling, General and Administrative Expenses

	13 Weeks Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Percentage Change
Selling, general and administrative expenses	$1,268.6	$1,097.9	15.5%
Selling, general and administrative expense rate	27.3%	26.3%	1.0%
The selling, general and administrative expense rate increased 100 basis points during the 13 weeks ended May 3, 2025 primarily due to higher depreciation expense from store investments, higher store payroll from wage increases, higher general liability claims costs, and higher utilities costs, partially offset by lower stock compensation, lower temporary labor needed to support our multi-price rollout, and leverage from the comparable store net sales increase.
Operating Income

	13 Weeks Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Percentage Change
Operating income	$384.1	$381.9	0.6%
Operating income margin	8.3%	9.2%	(0.9)%
Operating income margin decreased to 8.3% for the 13 weeks ended May 3, 2025 compared to 9.2% for the same period last year, resulting from the increase in the selling, general and administrative expense rate, partially offset by the increase in gross profit margin as described above.
Interest Expense, Net

	13 Weeks Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Percentage Change
Interest expense, net	$22.7	$26.7	(15.0)%
Interest expense, net decreased $4.0 million in the 13 weeks ended May 3, 2025 compared to the same period last year, primarily due to higher interest income on investments.
Other (Income) Expense, Net

	13 Weeks Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Percentage Change
Other (income) expense, net	$(61.7)	$0.1	(61,800.0)%

Other income, net was $61.7 million in the 13 weeks ended May 3, 2025 compared to expense of $0.1 million in the same period last year, primarily due to an insurance gain of approximately $62.0 million recognized in the first quarter of fiscal 2025 for the excess of the insurance proceeds received over the losses incurred for damaged property and equipment and damaged inventory associated with the tornado that destroyed our Marietta, Oklahoma Dollar Tree distribution center.
Provision for Income Taxes

	13 Weeks Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Percentage Change
Provision for income taxes	$109.6	$87.4	25.4%
Effective tax rate	25.9%	24.6%	1.3%
The effective tax rate was 25.9% for the 13 weeks ended May 3, 2025 compared to 24.6% for the comparable prior year period, primarily due to reduced benefits from the vesting of share-based payment awards.
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
The following table compares our cash flows for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 Weeks Ended
(in millions)	May 3, 2025	May 4, 2024
Net cash provided by (used in):
Operating activities of continuing operations	$378.5	$505.2
Investing activities of continuing operations	(198.9)	(316.7)
Financing activities of continuing operations	(439.4)	(287.8)
Net cash provided by operating activities decreased $126.7 million primarily due to a decrease in accounts payable, partially offset by higher income tax accruals and other changes in accrued liabilities.
Net cash used in investing activities decreased $117.8 million primarily due to lower capital expenditures and $50.0 million of insurance recoveries related to damaged property and equipment at our Dollar Tree distribution center in Marietta, Oklahoma as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net cash used in financing activities increased $151.6 million primarily due to higher stock repurchases.
At May 3, 2025, our long-term borrowings were $3.45 billion, including $1.0 billion 4.00% Senior Notes maturing on May 15, 2025. Additionally, we had $1.5 billion available under our new Five-Year Credit Facility, less amounts outstanding for standby letters of credit totaling $3.8 million, and $1.0 billion available under our 364-Day Revolving Credit Facility. Refer to Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the new Five-Year Credit Facility and 364-Day Revolving Credit Facility. We also have a commercial paper program under which we may issue unsecured commercial paper notes up to an aggregate amount outstanding at any time of $1.5 billion. As of May 3, 2025, there were no commercial paper notes outstanding. Our Five-Year Credit Facility serves as a liquidity backstop for the repayment of notes outstanding under the program. Additionally, we have $100.0 million in trade letters of credit with various financial institutions, under which $4.3 million was committed to letters of credit issued for routine purchases of imported merchandise as of May 3, 2025.
On May 15, 2025, we leveraged our commercial paper program to redeem our $1.0 billion 4.00% Senior Notes, in addition to utilizing available cash. As of June 2, 2025, we had $550.0 million of commercial paper notes outstanding.

We repurchased 5,926,985 and 2,537,302 shares of common stock on the open market at a cost of $436.8 million and $312.8 million, including applicable excise tax, during the 13 weeks ended May 3, 2025 and May 4, 2024, respectively. Of the shares repurchased during the 13 weeks ended May 3, 2025 and May 4, 2024, $5.0 million and $37.8 million, respectively, settled subsequent to May 3, 2025 and May 4, 2024, respectively, and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets. At May 3, 2025, we had $519.7 million remaining under our existing $2.5 billion Board repurchase authorization.
Subsequent to May 3, 2025, we purchased an additional 779,512 shares of common stock on the open market at a cost of $67.5 million, as of June 2, 2025.
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
For a summary of our significant accounting policies and critical accounting estimates, refer to Note 2 of our Consolidated Financial Statements and Critical Accounting Estimates and Assumptions within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Five-Year Credit Facility, our 364-Day Revolving Credit Facility, borrowings under our commercial paper program, and any future registered offerings of senior notes to raise capital or replace existing maturities. At May 3, 2025, there were no borrowings outstanding under the credit facilities or the commercial paper program. On May 15, 2025, we leveraged our commercial paper program to redeem our $1.0 billion 4.00% Senior Notes, in addition to utilizing available cash. As of June 2, 2025, we had $550.0 million of commercial paper notes outstanding. A hypothetical increase of one percentage point on such borrowings would not materially affect our results of operations or cash flows.
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
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of May 3, 2025, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
There were no other changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, please see Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, other than as set forth in the discussion of certain items that have impacted or could impact our business or results of operations during 2025 or in the future as disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the first quarter of 2025:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
February 2, 2025 - March 1, 2025	—	$—	—	$952.4
March 2, 2025 - April 5, 2025	2,539,640	72.05	2,539,640	769.4
April 6, 2025 - May 3, 2025	3,387,345	73.72	3,387,345	519.7
Total	5,926,985	$73.00	5,926,985	$519.7
As of May 3, 2025, we had $519.7 million remaining under our existing $2.5 billion Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended May 3, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated March 25, 2025, by and between Dollar Tree, Inc. and 1959 Holdings, LLC (Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.)	8-K	2.1	3/28/2025
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective February 27, 2025	8-K	3.1	2/28/2025
10.1	Credit Agreement, dated as of March 21, 2025, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as agent and the lenders and other parties thereto				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.2	364-Day Revolving Credit Agreement, dated as of March 21, 2025, among Dollar Tree, Inc., JPMorgan Chase Bank, N.A., as agent and the lenders and other parties thereto				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended May 3, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended May 3, 2025, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	June 4, 2025	By:	/s/ Stewart Glendinning
Stewart Glendinning
Chief Financial Officer
(On behalf of the registrant and as principal financial officer)