Form 10-Q
period 2025-08-02
DOLLAR TREE, INC.
filed 2025-09-03
CIK 935703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
As of August 29, 2025, there were 203,967,842 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$4,566.8	$4,065.5	$9,203.3	$8,231.1
Other revenue	3.6	3.1	6.8	6.4
Total revenue	4,570.4	4,068.6	9,210.1	8,237.5
Cost of sales	2,996.7	2,674.2	5,983.7	5,363.3
Selling, general and administrative expenses	1,350.7	1,178.6	2,619.3	2,276.5
Transition services agreement income, net	8.0	—	8.0	—
Operating income	231.0	215.8	615.1	597.7
Interest expense, net	22.8	29.9	45.5	56.6
Other (income) expense, net	(0.4)	—	(62.1)	0.1
Income from continuing operations before income taxes	208.6	185.9	631.7	541.0
Provision for income taxes	53.1	43.6	162.7	131.0
Income from continuing operations	155.5	142.3	469.0	410.0
Income (loss) from discontinued operations, net of tax	32.9	(9.9)	62.8	22.5
Net income	$188.4	$132.4	$531.8	$432.5

Basic earnings (loss) per share of common stock:
Continuing operations	$0.75	$0.66	$2.23	$1.89
Discontinued operations	0.16	(0.04)	0.30	0.11
Total basic earnings per share of common stock	$0.91	$0.62	$2.53	$2.00

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.75	$0.66	$2.22	$1.89
Discontinued operations	0.16	(0.04)	0.30	0.11
Total diluted earnings per share of common stock	$0.91	$0.62	$2.52	$2.00

Weighted average common shares outstanding:
Basic	207.3	215.0	210.4	216.4
Diluted	207.8	215.2	210.8	216.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$188.4	$132.4	$531.8	$432.5

Foreign currency translation adjustments	(0.4)	(3.4)	5.2	(5.4)

Total comprehensive income	$188.0	$129.0	$537.0	$427.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value and share data)	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$666.3	$1,256.5	$380.2
Merchandise inventories	2,683.4	2,672.0	2,571.4
Other current assets	264.2	169.8	211.7
Current assets of discontinued operations	—	5,008.9	2,929.0
Total current assets	3,613.9	9,107.2	6,092.3
Restricted cash	77.5	75.7	74.1
Property, plant and equipment, net of accumulated depreciation of $4,682.9, $4,332.3 and $4,336.4, respectively	4,652.4	4,499.3	4,167.3
Operating lease right-of-use assets	4,393.2	4,146.4	3,955.7
Goodwill	422.4	421.2	422.5
Deferred income taxes, net	85.5	260.6	7.5
Other assets	140.0	133.6	132.9
Noncurrent assets of discontinued operations	—	—	7,764.3
Total assets	$13,384.9	$18,644.0	$22,616.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$299.5	$—	$249.8
Current portion of long-term debt	—	1,000.0	1,000.0
Current portion of operating lease liabilities	976.7	960.7	935.1
Accounts payable	1,593.8	1,705.8	1,345.5
Income taxes payable	—	120.1	0.4
Other current liabilities	616.9	574.4	560.1
Current liabilities of discontinued operations	—	4,224.9	1,909.0
Total current liabilities	3,486.9	8,585.9	5,999.9
Long-term debt, net, excluding current portion	2,429.7	2,431.2	2,428.7
Operating lease liabilities, long-term	3,636.8	3,438.7	3,279.6
Deferred income taxes, net	—	—	916.7
Income taxes payable, long-term	27.6	28.2	19.3
Other liabilities	198.8	182.6	152.3
Noncurrent liabilities of discontinued operations	—	—	2,440.6
Total liabilities	9,779.8	14,666.6	15,237.1
Contingencies (Note 3)
Shareholders’ equity:
Common stock, par value $0.01; 600,000,000 shares authorized, 204,634,244, 215,078,018 and 214,985,820 shares issued and outstanding, respectively	2.1	2.2	2.2
Additional paid-in capital	—	92.9	22.2
Accumulated other comprehensive loss	(54.0)	(59.2)	(49.0)
Retained earnings	3,657.0	3,941.5	7,404.1
Total shareholders’ equity	3,605.1	3,977.4	7,379.5
Total liabilities and shareholders’ equity	$13,384.9	$18,644.0	$22,616.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	13 Weeks Ended August 2, 2025
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at May 3, 2025	209.5	$2.1	$—	$(53.6)	$3,956.3	$3,904.8
Net income	—	—	—	—	188.4	188.4
Total other comprehensive loss	—	—	—	(0.4)	—	(0.4)
Issuance of stock under Employee Stock Purchase Plan	0.1	—	2.1	—	—	2.1
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation, net	0.1	—	11.6	—	—	11.6
Repurchase of stock	(5.1)	—	(8.8)	—	(487.7)	(496.5)
Excise tax on repurchases of stock	—	—	(4.9)	—	—	(4.9)
Balance at August 2, 2025	204.6	$2.1	$—	$(54.0)	$3,657.0	$3,605.1

	26 Weeks Ended August 2, 2025
(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance at February 1, 2025	215.1	$2.2	$92.9	$(59.2)	$3,941.5	$3,977.4
Net income	—	—	—	—	531.8	531.8
Total other comprehensive income	—	—	—	5.2	—	5.2
Issuance of stock under Employee Stock Purchase Plan	0.1	—	4.9	—	—	4.9
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation, net	0.4	—	24.0	—	—	24.0
Repurchase of stock	(11.0)	(0.1)	(112.8)	—	(816.3)	(929.2)
Excise tax on repurchases of stock	—	—	(9.0)	—	—	(9.0)
Balance at August 2, 2025	204.6	$2.1	$—	$(54.0)	$3,657.0	$3,605.1
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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DOLLAR TREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(in millions)	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income	$531.8	$432.5
Income from discontinued operations, net of tax	62.8	22.5
Income from continuing operations	$469.0	$410.0
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	313.1	241.6
Provision for deferred income taxes	158.7	31.1
Stock-based compensation expense	31.6	46.9
Impairments	0.1	0.2
Gain on insurance proceeds related to fixed assets	(41.0)	—
Other non-cash adjustments to income from continuing operations	14.6	(1.0)
Changes in operating assets and liabilities:
Merchandise inventories	(7.4)	(103.3)
Income taxes receivable	(18.0)	—
Other current assets	(52.7)	(24.3)
Other assets	(17.3)	(33.7)
Accounts payable	(114.0)	179.2
Income taxes payable	(121.0)	(13.4)
Other current liabilities	41.1	8.8
Other liabilities	15.5	6.2
Operating lease right-of-use assets and liabilities, net	(33.1)	(10.6)
Net cash provided by operating activities of continuing operations	639.2	737.7
Cash flows from investing activities:
Capital expenditures	(493.9)	(664.3)
Proceeds from sale of discontinued operations	668.0	—
Cash divested from sale of discontinued operations	(246.0)	—
Proceeds from insurance recoveries	50.0	25.8
Proceeds from (payments for) fixed asset disposition	0.7	(0.4)
Net cash used in investing activities of continuing operations	(21.2)	(638.9)
Cash flows from financing activities:
Principal payments for long-term debt	(1,000.0)	—
Debt-issuance costs	(3.8)	—
Proceeds from commercial paper notes	3,692.9	2,307.2
Repayments of commercial paper notes	(3,393.7)	(2,057.5)
Proceeds from stock issued pursuant to stock-based compensation plans	4.9	5.7
Cash paid for taxes on exercises/vesting of stock-based compensation	(12.1)	(20.3)
Payments for repurchase of stock	(924.2)	(400.0)
Net cash used in financing activities	(1,636.0)	(164.9)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	343.3	264.9
Net cash used in investing activities of discontinued operations	(79.8)	(311.1)
Net cash provided by (used in) discontinued operations	263.5	(46.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	(0.5)
Net change in cash, cash equivalents and restricted cash	(753.9)	(112.8)
Cash, cash equivalents and restricted cash at beginning of period	1,511.2	757.2
Cash, cash equivalents and restricted cash at end of period	$757.3	$644.4
Supplemental disclosure of cash flow information(1):
Cash paid for:
Interest, net of amounts capitalized	$71.3	$67.1
Income taxes	$144.1	$115.6
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$780.1	$953.5
Accrued capital expenditures	$40.6	$78.7
Losses on property, plant and equipment recorded in insurance receivables	$—	$20.9
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
The accompanying unaudited condensed consolidated financial statements include the financial statements of Dollar Tree, Inc., and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2025. The results of operations for the 13 and 26 weeks ended August 2, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2026.
In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (including those of a normal recurring nature) considered necessary for a fair presentation of our financial position as of August 2, 2025 and August 3, 2024 and the results of our operations and cash flows for the periods presented. The February 1, 2025 balance sheet information was derived from the audited consolidated financial statements as of that date.
All intercompany balances and transactions have been eliminated in consolidation. All amounts stated herein are in U.S. Dollars. Continuing operations consists of the Dollar Tree segment and corporate, support and other.
As discussed in Note 10, on July 5, 2025, the Company completed its previously announced sale of the Family Dollar business to 1959 Holdings, LLC, for a purchase consideration of $1,007.5 million, subject to certain adjustments, including with respect to working capital and net indebtedness. Net proceeds from the sale consisted of $665 million paid at closing and $22 million to be received within 90 days of closing, subject to final adjustment under the terms of the purchase agreement, dated as of March 25, 2025. In addition, the Company monetized approximately $113 million of cash from Family Dollar prior to the closing date primarily through a reduction of net working capital. Together, the total cash monetized from the sale of the Family Dollar business approximates $800 million. The results of Family Dollar are presented as discontinued operations in the accompanying unaudited Condensed Consolidated Income Statements for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets for all prior periods presented.
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
We have reviewed all other recently issued accounting standards and determined they were either not applicable or not expected to have a material impact on our financial position or results of operations.

Note 3 - Contingencies
In the first quarter of fiscal 2024, a tornado destroyed our Dollar Tree distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself was not salvageable. We incurred losses totaling $117.0 million in the first quarter of fiscal 2024, consisting of $70.0 million related to damaged inventory and $47.0 million related to property and equipment. These losses were fully offset by insurance receivables. Subsequently, we recorded additional insurance receivables of approximately $7.0 million in fiscal 2024 and $5.0 million in fiscal 2025 for other property and equipment-related damage recoveries that are reimbursable under the terms of our insurance policy.
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
Legal Proceedings
We are defendants in ordinary, routine litigation or proceedings incidental to our business, including employment-related matters; infringement of intellectual property rights; personal injury/wrongful death claims; real estate matters; environmental and safety issues; and product safety matters. Legal proceedings may also include class, collective, representative and large cases and arbitrations, including those described below. We will vigorously defend ourselves in these matters. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business, financial condition, or liquidity. We cannot give assurance, however, that one or more of these matters will not have a material effect on our results of operations for the quarter or year in which any reserves are established (if ever) or they are resolved.
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
Active Matters
In connection with the sale of Family Dollar, Dollar Tree agreed to defend and indemnify Family Dollar against certain specified litigated matters, including certain product liability cases arising from customers' alleged use, before the sale, of talc and acetaminophen products purchased at Family Dollar.
Talc Product Matters
Multiple personal injury lawsuits are pending in state court in California, Illinois, Louisiana, New York, Texas, New Jersey, South Carolina, and the District of Columbia against Dollar Tree, Family Dollar or both alleging that certain talc products that we sold caused cancer. The plaintiffs seek compensatory, punitive and exemplary damages, damages for loss of consortium, and attorneys’ fees and costs. Although we have been able to resolve previous talc lawsuits against us without material loss, given the inherent uncertainties of litigation there can be no assurances regarding the outcome of pending or future cases. Future costs to litigate these cases are not known but may be material, and it is uncertain whether our costs will be covered by insurance. In addition, although we have indemnification rights against our vendors in several of these cases, it is uncertain whether the vendors will have the financial ability to fulfill their obligations to us.
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
Note 4 - Short-Term Borrowings and Long-Term Debt
On March 21, 2025, the Company entered into a new revolving credit facility (“Five-Year Credit Facility”), with JPMorgan Chase Bank, N.A., as agent, the banks and the financial institutions from time to time party thereto, providing for a $1.5 billion revolving credit facility, of which up to $350.0 million is available for letters of credit. The Five-Year Credit Facility matures on March 21, 2030, subject to extensions permitted under the new Credit Agreement (“Credit Agreement”). The Credit Agreement contains a number of affirmative and negative covenants, similar to the prior revolving credit facility. In connection with entry into this new Five-Year Credit Facility, we terminated all commitments and fulfilled all obligations under our previous credit agreement dated December 8, 2021. As of August 2, 2025, there were no borrowings outstanding under the Five-Year Credit Facility.
Also on March 21, 2025, the Company entered into a 364-Day Revolving Credit Facility, with JPMorgan Chase Bank, N.A., as agent, the banks and the financial institutions from time to time party thereto, providing for a $1.0 billion revolving credit facility. The 364-Day Revolving Credit Facility matures on March 20, 2026. As of August 2, 2025, there were no borrowings outstanding under the 364-Day Revolving Credit Facility.
Borrowings under the Five-Year Credit Facility and the 364-Day Revolving Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the underlying credit agreements) plus 1.125%, subject to adjustment based on (i) our credit ratings and (ii) our leverage ratio.
On May 15, 2025, we leveraged our commercial paper program, in addition to utilizing available cash, to redeem our $1.0 billion principal amount of 4.00% Senior Notes due 2025 (the “4.00% Senior Notes”).
As of August 2, 2025 and August 3, 2024, $300.0 million and $250.0 million principal amount of notes were outstanding under our commercial paper program, with a weighted-average interest rate of 4.6% and 5.5%, respectively. There were no short-term borrowings outstanding at February 1, 2025.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). We did not record any material impairment charges during the 13 or 26 weeks ended August 2, 2025 or August 3, 2024.
Fair Value of Financial Instruments
The carrying amounts of “Cash and cash equivalents,” “Restricted cash” and “Accounts payable” as reported in the accompanying unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term maturities. The carrying values of our Five-Year Credit Facility, our 364-Day Revolving Credit Facility and borrowings under our commercial paper program approximate their fair values. At August 2, 2025, we had no borrowings outstanding under our credit facilities and had $300.0 million principal amount of notes outstanding under our commercial paper program.
The aggregate fair values and carrying values of our long-term borrowings, including current portion, were as follows:

	August 2, 2025		February 1, 2025		August 3, 2024
(in millions)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Senior Notes	$2,209.1	$2,435.1	$3,140.9	$3,433.6	$3,184.1	$3,431.8

The fair values of our Senior Notes were determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available.
Note 6 - Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
(in millions, except per share data)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator:
Income from continuing operations	$155.5	$142.3	$469.0	$410.0
Income (loss) from discontinued operations, net of tax	32.9	(9.9)	62.8	22.5
Net income	$188.4	$132.4	$531.8	$432.5

Denominator:
Weighted average number of shares outstanding	207.3	215.0	210.4	216.4
Dilutive impact of share-based awards (as determined by applying the treasury stock method)	0.5	0.2	0.4	0.3
Weighted average number of shares and dilutive potential shares outstanding	207.8	215.2	210.8	216.7

Basic earnings (loss) per share of common stock:
Continuing operations	$0.75	$0.66	$2.23	$1.89
Discontinued operations	0.16	(0.04)	0.30	0.11
Total basic earnings per share of common stock	$0.91	$0.62	$2.53	$2.00

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.75	$0.66	$2.22	$1.89
Discontinued operations	0.16	(0.04)	0.30	0.11
Total diluted earnings per share of common stock	$0.91	$0.62	$2.52	$2.00
Share-based awards of 2.2 million shares and 2.2 million shares were excluded from the calculation of diluted net income per share for the 13 and 26 weeks ended August 2, 2025, respectively, because their inclusion would be anti-dilutive. Share-based awards of 3.4 million shares and 3.1 million shares were excluded from the calculation of diluted net income per share for the 13 and 26 weeks ended August 3, 2024, respectively, because their inclusion would be anti-dilutive.
Note 7 - Shareholders’ Equity
We repurchased 5,030,092 and 10,957,077 shares of common stock on the open market at a cost of $501.4 million and $938.2 million, including applicable excise tax, during the 13 and 26 weeks ended August 2, 2025, respectively. We repurchased 746,535 and 3,283,837 shares of common stock on the open market at a cost of $90.8 million and $403.6 million, including applicable excise tax, during the 13 and 26 weeks ended August 3, 2024, respectively. Of the shares repurchased during the 26 weeks ended August 2, 2025, $5.5 million settled subsequent to August 2, 2025 and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets. In the 13 weeks ended August 2, 2025, our Board of Directors replenished the Company’s share repurchase authorization to an aggregate amount of $2.5 billion, reflecting the limit previously approved by the Board in September 2021. At August 2, 2025, we had $2.4 billion remaining under the $2.5 billion Board repurchase authorization.
Subsequent to August 2, 2025, we purchased an additional 621,750 shares of common stock on the open market at a cost of $71.2 million, as of August 29, 2025.

Note 8 - Segments and Disaggregated Revenue
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, effective as of the fourth quarter of fiscal 2024, the Company no longer reports the Family Dollar segment; it now reports its financial performance based on the Dollar Tree segment and corporate, support and other. The Dollar Tree segment is a leading operator of discount variety stores offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points. Dollar Tree stores serve customers with a broad range of income levels principally in suburban locations. The Dollar Tree segment includes our operations under the Dollar Tree and Dollar Tree Canada brands, 16 distribution centers in the United States and two distribution centers in Canada. Corporate, support and other consists primarily of store support center costs and the results of operations for our Summit Pointe property in Chesapeake, Virginia that are considered shared services and therefore these results are excluded from the Dollar Tree segment.
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

(in millions)	Dollar Tree Segment	Corporate, Support and Other	Total
13 Weeks Ended August 2, 2025
Net sales	$4,566.8	$—	$4,566.8
Cost of sales	2,996.7	—	2,996.7
Gross Profit	1,570.1	—	1,570.1
Other revenue	—	3.6	3.6
Selling, general and administrative expenses	1,203.1	147.6	1,350.7
Transition services agreement income, net	—	8.0	8.0
Operating income (loss)	367.0	(136.0)	231.0
Interest expense, net			22.8
Other income, net			(0.4)
Income from continuing operations before income taxes			$208.6
Depreciation and amortization expense	$152.4	$9.6	$162.0

13 Weeks Ended August 3, 2024
Net sales	$4,065.5	$—	$4,065.5
Cost of sales	2,674.2	—	2,674.2
Gross Profit	1,391.3	—	1,391.3
Other revenue	—	3.1	3.1
Selling, general and administrative expenses	1,049.3	129.3	1,178.6
Operating income (loss)	342.0	(126.2)	215.8
Interest expense, net			29.9
Other expense, net			—
Income from continuing operations before income taxes			$185.9
Depreciation and amortization expense	$116.6	$6.0	$122.6

(in millions)	Dollar Tree Segment	Corporate, Support and Other	Total
26 Weeks Ended August 2, 2025
Net sales	$9,203.3	$—	$9,203.3
Cost of sales	5,983.7	—	5,983.7
Gross Profit	3,219.6	—	3,219.6
Other revenue	—	6.8	6.8
Selling, general and administrative expenses	2,329.9	289.4	2,619.3
Transition services agreement income, net	—	8.0	8.0
Operating income (loss)	889.7	(274.6)	615.1
Interest expense, net			45.5
Other income, net			(62.1)
Income from continuing operations before income taxes			$631.7
Depreciation and amortization expense	$293.3	$19.8	$313.1

26 Weeks Ended August 3, 2024
Net sales	$8,231.1	$—	$8,231.1
Cost of sales	5,363.3	—	5,363.3
Gross Profit	2,867.8	—	2,867.8
Other revenue	—	6.4	6.4
Selling, general and administrative expenses	2,003.5	273.0	2,276.5
Operating income (loss)	864.3	(266.6)	597.7
Interest expense, net			56.6
Other expense, net			0.1
Income from continuing operations before income taxes			$541.0
Depreciation and amortization expense	$225.5	$16.1	$241.6
Capital expenditures made by the Dollar Tree segment were $239.2 million and $358.3 million, for the 13 weeks ended August 2, 2025 and August 3, 2024 respectively, and $477.5 million and $629.7 million, for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively.
Disaggregated Revenue
The following table summarizes net sales by merchandise category for our Dollar Tree segment:

	13 Weeks Ended				26 Weeks Ended
(in millions)	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
Consumable	$2,311.0	50.6%	$2,058.4	50.6%	$4,647.6	50.5%	$4,150.4	50.4%
Variety	2,236.0	49.0%	1,992.1	49.0%	4,355.4	47.3%	3,900.1	47.4%
Seasonal	19.8	0.4%	15.0	0.4%	200.3	2.2%	180.6	2.2%
Total Dollar Tree segment net sales	$4,566.8	100.0%	$4,065.5	100.0%	$9,203.3	100.0%	$8,231.1	100.0%
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

Our outstanding payment obligations under this program were $329.7 million, $346.5 million and $123.0 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.
Note 10 – Discontinued Operations
As previously reported, in fiscal 2024 the Company initiated a formal review of strategic alternatives for the Family Dollar business. This strategic alternatives review concluded in the fourth quarter of fiscal 2024 and resulted in the decision to sell the Family Dollar business. On March 25, 2025, the Company entered into a definitive agreement to sell the Family Dollar business to 1959 Holdings, LLC, and on July 5, 2025, the Company completed the sale for a purchase consideration of $1,007.5 million, subject to certain adjustments, including with respect to working capital and net indebtedness. Net proceeds from the sale consisted of $665 million paid at closing and $22 million to be received within 90 days of closing, subject to final adjustment under the terms of the purchase agreement, dated as of March 25, 2025. In addition, the Company monetized approximately $113 million of cash from Family Dollar prior to the closing date primarily through a reduction of net working capital. Together, the total cash monetized from the sale of the Family Dollar business approximates $800 million. As of August 2, 2025, the remaining receivable for estimated net proceeds to be received totaled $18.7 million. The Company has continuing involvement with Family Dollar through a transition services agreement, through which the Company and Family Dollar continue to provide certain services to each other for a period of 18 months following the date of sale. During the second quarter of fiscal 2025, we recorded $8.0 million of income from transitions services provided to Family Dollar. In addition, the Company is guaranteeing lease obligations for 121 Family Dollar stores amounting to approximately $91.0 million for the first year following the date of sale, which represents the full lease obligations on these stores for the 12-month period following the date of sale. The amount guaranteed in the second and third year following the date of sale is $20.0 million and $10.0 million, respectively. The Company is also guaranteeing Family Dollar’s supply chain finance obligations for a period of 90 days following the date of sale and in connection with this guarantee, the Company established a $30.0 million standby letter of credit which expires on October 7, 2025. The fair values of the lease and supply chain finance guarantees are immaterial.
The results of Family Dollar are presented as discontinued operations in the accompanying unaudited Condensed Consolidated Income Statements for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets for all prior periods presented.
Financial Information of Discontinued Operations
“Income (loss) from discontinued operations, net of tax” in the accompanying unaudited Condensed Consolidated Income Statements reflects the after-tax results of the Family Dollar business and does not include any allocation of general corporate overhead expense or interest expense of the Company.
The following table summarizes the results of operations of the Family Dollar business that are being reported as discontinued operations:

	13 Weeks Ended		26 Weeks Ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$2,315.9	$3,307.2	$5,625.5	$6,768.0
Other revenue	2.1	3.0	4.5	6.1
Total revenue	2,318.0	3,310.2	5,630.0	6,774.1
Cost of sales	1,610.2	2,484.0	3,931.6	5,073.6
Selling, general and administrative expenses	519.7	838.9	1,218.4	1,674.5
Operating income (loss)	188.1	(12.7)	480.0	26.0
Interest income	1.1	1.0	2.7	3.3
Loss on held for sale and disposal of discontinued operations	144.1	—	402.5	—
Income (loss) from discontinued operations before income taxes	45.1	(11.7)	80.2	29.3
Provision for income taxes	12.2	(1.8)	17.4	6.8
Income (loss) from discontinued operations, net of tax	$32.9	$(9.9)	$62.8	$22.5
Depreciation expense related to discontinued operations was $120.6 million and $231.8 million for the 13 and 26 weeks ended August 3, 2024, respectively. The Company has ceased depreciating and amortizing its long-lived assets for Family Dollar which primarily includes right-of-use assets and property and equipment.

The following table summarizes the Family Dollar business assets and liabilities classified as discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets:

(in millions)	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
Cash and cash equivalents	$—	$179.0	$190.1
Merchandise inventories	—	2,456.4	2,530.2
Other current assets	—	200.9	208.7
Property, plant and equipment, net	—	2,268.0	2,365.8
Operating lease right-of-use assets	—	2,580.6	2,743.9
Goodwill	—	—	490.5
Trade name intangible asset	—	750.0	2,150.0
Other assets	—	12.8	14.1
Valuation allowance to adjust assets to estimated fair value, less costs of disposal	—	(3,438.8)	—
Total assets of discontinued operations	$—	$5,008.9	$10,693.3
LIABILITIES
Current portion of operating lease liabilities	$—	$598.5	$601.4
Accounts payable	—	977.5	890.6
Other current liabilities	—	378.6	417.0
Operating lease liabilities, long-term	—	2,134.5	2,303.0
Other liabilities	—	135.8	137.6
Total liabilities of discontinued operations	$—	$4,224.9	$4,349.6
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of February 1, 2025, we determined that the fair value of the Family Dollar business, including costs to sell was lower than its carrying value and we recorded a $3,438.8 million valuation allowance against the assets held for sale. As of May 3, 2025, we remeasured the fair value of the Family Dollar business, including costs to sell and recorded an additional valuation allowance of $258.4 million. On July 5, 2025, the effective date of the sale, we recorded an additional loss on disposal totaling $144.1 million. In addition, during the first quarter of fiscal 2025, certain assets and liabilities of the Family Dollar business were moved out of held for sale as they will be retained by Dollar Tree. The assets and liabilities included 57 combo stores that will be converted to Dollar Tree stores, and were reclassified as held and used at their fair value, which resulted in a $71.4 million reduction to the valuation allowance. The fair value of the Family Dollar business was estimated using the expected sale price as negotiated with the third party buyer. The valuation allowance was recorded within “Loss on held for sale and disposal of discontinued operations” in the summarized results of operations of discontinued operations for the 13 and 26 weeks ended August 2, 2025.
Capital expenditures related to discontinued operations were $77.8 million and $308.6 million for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively.
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

(in millions)	August 2, 2025	August 3, 2024
Cash and cash equivalents on the Condensed Consolidated Balance Sheets	$666.3	$380.2
Restricted cash on the Condensed Consolidated Balance Sheets, included in “Other current assets”	13.5	—
Restricted cash on the Condensed Consolidated Balance Sheets, noncurrent	77.5	74.1
Cash, cash equivalents and restricted cash of discontinued operations included in current assets of discontinued operations on the Condensed Consolidated Balance Sheets	—	190.1
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$757.3	$644.4

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
•Our merchandising plans and initiatives and related impacts, including those regarding our pricing initiatives and product assortment;
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
•Our plans and expectations regarding the sale of the Family Dollar business, including those regarding the estimated proceeds therefrom and the transition services agreement;
•The potential effect of general business or economic conditions on our business and our customers, including the direct and indirect effects of inflation and interest rates on our business;
•The direct and indirect impacts of current and potential tariffs and other trade-related measures, restrictions and policies and any retaliatory counter measures;
•Our plans to mitigate the impact of current and potential tariffs and related implementation costs;
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
•The impacts of recent legislation, including those affecting various tax regulations; and
•Our liquidity and cash needs, including our ability to fund our future capital expenditures and working capital requirements.
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
•Risks associated with merchandise supply, including tariffs and other trade-related measures, restrictions and policies and any retaliatory counter measures, could adversely affect our financial performance.
•Our tariff mitigation strategies could subject us to increased costs and other risks.
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
•The completion of the sale of the Family Dollar business is subject to various risks and uncertainties, including those related to the estimated proceeds therefrom and transition services agreement income, and may be disruptive to our business operations and adversely affect our profitability.
•We may not achieve the anticipated benefits of the sale of the Family Dollar business, and the transaction may expose us to new risks.
•We have incurred and may in the future incur losses due to impairment of goodwill and other long-lived assets.
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
Overview
We are a leading operator of more than 9,100 retail discount stores, as of August 2, 2025, offering merchandise predominantly at the opening price point of $1.25, with additional offerings at higher price points.
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
On July 5, 2025, the Company completed its previously announced sale of the Family Dollar business to 1959 Holdings, LLC, for a purchase consideration of $1,007.5 million, subject to certain adjustments, including with respect to working capital and net indebtedness. Net proceeds from the sale consisted of $665 million paid at closing and $22 million to be received within 90 days of closing, subject to final adjustment under the terms of the purchase agreement, dated as of March 25, 2025. In addition, the Company monetized approximately $113 million of cash from Family Dollar prior to the closing date primarily through a reduction of net working capital. Together, the total cash monetized from the sale of the Family Dollar business approximates $800 million. The results of Family Dollar are presented as discontinued operations in the accompanying unaudited Condensed Consolidated Income Statements for all periods presented. The assets and liabilities of Family Dollar have been reflected as assets and liabilities of discontinued operations in the accompanying unaudited Condensed Consolidated Balance Sheets for all prior periods presented. Unless otherwise noted, all amounts, percentages and discussions below reflect only the results of operations and financial condition of our continuing operations. Refer to “Strategic Initiatives and Recent Developments” below and Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on discontinued operations.
Quarterly Results
Financial highlights for the 13 weeks ended August 2, 2025, as compared to the 13 weeks ended August 3, 2024, include:
•Net sales increased 12.3% to $4,566.8 million due to a 6.5% comparable store net sales increase and net sales of $318.7 million at non-comparable stores.

•Gross profit increased 12.9% to $1,570.1 million primarily due to our net store growth. Gross profit, as a percentage of net sales, increased 20 basis points to 34.4%.
•Selling, general and administrative expenses, as a percentage of total revenues, increased 60 basis points to 29.6%.
•Transition services agreement income, net was $8.0 million resulting from services provided to Family Dollar following the sale.
•Operating income, as a percentage of total revenues, decreased 20 basis points to 5.1%.
•The effective tax rate was 25.5%, an increase of 200 basis points as compared to the prior year quarter.
•Income from continuing operations was $155.5 million, or $0.75 per diluted share, compared to $142.3 million, or $0.66 per diluted share in the prior year quarter.
Store Activity & Selected Sales Data
At August 2, 2025, we operated stores in 48 states and the District of Columbia, as well as stores in five Canadian provinces. The average size of stores opened during the 26 weeks ended August 2, 2025 was approximately 9,210 selling square feet. A breakdown of the changes in store count and square footage is as follows:

	26 Weeks Ended
	August 2, 2025	August 3, 2024
Store Count:
Beginning	8,881	8,415
New stores	254	243
Stores converted from Family Dollar	41	8
Closings	(28)	(39)
Ending	9,148	8,627
Relocations	3	13

Selling Square Feet (in millions):
Beginning	78.4	73.1
New stores	2.3	2.3
Stores converted from Family Dollar*	0.7	0.1
Closings	(0.2)	(0.3)
Ending	81.2	75.2
*Selling square footage impact of converted stores is only provided if it equals or exceeds 0.1 million selling square feet.
The store counts above do not include new stores until they are opened for sales. Similarly, stores converted from a Family Dollar store to a Dollar Tree store are reflected in the table above when they re-opened as a Dollar Tree store.
The percentage change in comparable store net sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Sales Growth	6.5%	1.3%	5.9%	1.5%
Change in Customer Traffic	3.0%	1.4%	2.8%	2.1%
Change in Average Ticket	3.4%	(0.1)%	3.1%	(0.6)%
Comparable store net sales are positively affected by our expanded, relocated and remodeled stores, which we include in the calculation, and are negatively affected when we open new stores or expand stores near existing stores.
Net sales per selling square foot is calculated based on total net sales for the preceding 12 months as of the end of the reporting period divided by the average selling square footage during the period. Selling square footage excludes the storage, receiving and office space that generally occupies approximately 20% of the total square footage of our stores. We believe that net sales per selling square foot more accurately depicts the productivity and operating performance of our stores as it reflects the portion of our footprint that is dedicated to selling merchandise. Net sales per selling square foot for the 52 weeks ended August 2, 2025 and August 3, 2024 is as follows:

	52 Weeks Ended
	August 2, 2025	August 3, 2024
Net sales per selling square foot	$237	$235
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
Dollar Tree Merchandising. In addition to our $1.25 price point, we continue to expand our brand assortment at varying price points to provide greater value to our customers and increase customer traffic and store productivity. We are continuing to expand our multi-price product assortment, which began with the introduction of $3 and $5 products in select discretionary categories, expanded into $3, $4 and $5 frozen and refrigerated product, and now comprises a wide assortment of other consumable and discretionary product at varying price points. As of August 2, 2025, we had more than 4,240 multi-price format stores. On August 28, 2025, we announced a new nationwide partnership with Uber to bring the Uber Eats platform to nearly 9,000 Dollar Tree stores, offering customers on-demand access to and delivery of value-driven essentials, snacks, party supplies and seasonal surprises.
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
We are actively implementing mitigation strategies to offset the impact of cost inflation including tariffs as noted above, by negotiating lower product costs, rebates or invoice deductions with our suppliers, shifting supply sources to alternate countries, changing our product assortment or discontinuing certain items, or increasing our prices. We believe our mitigation strategies will allow us to protect our margins and maintain our competitiveness over the long term and, most importantly, keep providing our customers with the value, convenience, and discovery they expect for the products they need to help live and celebrate their lives. However, we expect our results to be impacted by near-term challenges, including higher costs due to the volatility in effective tariffs in the second half of fiscal 2025. Additionally, implementation costs associated with our mitigation strategies may be experienced before the benefits from those efforts are expected to materialize. The ultimate impact of cost inflation including tariffs and other related measures remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, the overall magnitude and duration of these measures, and the costs and effectiveness of, and consumer response to, our mitigation efforts.
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
Supply Chain Optimization. Our supply chain initiatives include expanding and enhancing our distribution and transportation network, investments in our truck fleet, and upgrades in our warehouse management systems. Investments are also underway for a new distribution center as well as enhancements in automation in existing buildings to improve efficiency. These investments are expected to negatively impact gross margin in the near-to-mid term.
Technology Investment. We continue our multi-year plan for significant investment in our technology across our business, including our mobile app, human capital management system and supply chain system. We believe these improvements can promote operational efficiencies and deliver an elevated customer experience.
Marietta, Oklahoma Distribution Center. In the first quarter of fiscal 2024, a tornado destroyed our distribution center in Marietta, Oklahoma. Based on the significant damage sustained by the facility, the inventory contained in the facility and the facility itself are not salvageable. We have pivoted our supply chain network to deliver products to the approximately 600 Marietta-serviced stores, and we believe these efforts have limited and will continue to limit disruption to the Dollar Tree shopping experience. Such efforts included the conversion of the West Memphis Family Dollar distribution center to a Dollar Tree distribution center in the third quarter of fiscal 2024 and the conversion of the Odessa, Texas Family Dollar distribution center to a Dollar Tree distribution center in the second quarter of fiscal 2025. We are incurring additional costs within our supply chain as a result of servicing these impacted stores, including additional stem miles for delivered product and outside storage, and expect such costs to continue negatively impacting gross margin in the near-to-mid term. In April 2025, we announced that we will be returning to Marietta, Oklahoma with a new, enhanced distribution center that is expected to be fully operational by spring 2027 with the capacity to serve 700 stores across the West and Southwest regions of the country.
Family Dollar Strategic Alternatives Review. On March 25, 2025, we entered into a definitive agreement to sell the Family Dollar business to 1959 Holdings, LLC, and on July 5, 2025, we completed the sale for a purchase consideration of $1,007.5 million, subject to certain adjustments, including with respect to working capital and net indebtedness. Net proceeds from the sale consisted of $665 million paid at closing and $22 million to be received within 90 days of closing, subject to final adjustment under the terms of the purchase agreement, dated as of March 25, 2025. In addition, the Company monetized approximately $113 million of cash from Family Dollar prior to the closing date primarily through a reduction of net working capital. Together, the total cash monetized from the sale of the Family Dollar business approximates $800 million. For information on discontinued operations, refer to Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table contains results of operations data for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 Weeks Ended		26 Weeks Ended
(in millions, except percentages)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenues
Net sales	$4,566.8	$4,065.5	$9,203.3	$8,231.1
Other revenue	3.6	3.1	6.8	6.4
Total revenue	4,570.4	4,068.6	9,210.1	8,237.5
Expenses & other operating items
Cost of sales	2,996.7	2,674.2	5,983.7	5,363.3
Selling, general and administrative expenses	1,350.7	1,178.6	2,619.3	2,276.5
Transition services agreement income, net	8.0	—	8.0	—
Operating income	231.0	215.8	615.1	597.7
Interest expense, net	22.8	29.9	45.5	56.6
Other (income) expense, net	(0.4)	—	(62.1)	0.1
Income from continuing operations before income taxes	208.6	185.9	631.7	541.0
Provision for income taxes	53.1	43.6	162.7	131.0
Income from continuing operations	$155.5	$142.3	$469.0	$410.0

Gross profit margin	34.4%	34.2%	35.0%	34.8%
Selling, general and administrative expense rate	29.6%	29.0%	28.4%	27.6%
Operating income margin	5.1%	5.3%	6.7%	7.3%
Income from continuing operations before income taxes as a percentage of total revenue	4.6%	4.6%	6.9%	6.6%
Effective tax rate	25.5%	23.5%	25.8%	24.2%
Income from continuing operations as a percentage of total revenue	3.4%	3.5%	5.1%	5.0%

Net Sales

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Percentage Change	August 2, 2025	August 3, 2024	Percentage Change
Net sales	$4,566.8	$4,065.5	12.3%	$9,203.3	$8,231.1	11.8%
Comparable store net sales change	6.5%	1.3%		5.9%	1.5%
The increase in net sales in the 13 weeks ended August 2, 2025 was a result of the comparable store net sales increase and net sales of $318.7 million at non-comparable stores. Comparable store net sales increased 6.5% in the 13 weeks ended August 2, 2025, as a result of a 3.4% increase in average ticket and a 3.0% increase in customer traffic.
The increase in net sales in the 26 weeks ended August 2, 2025 was a result of the comparable store net sales increase and net sales of $670.7 million at non-comparable stores. Comparable store net sales increased 5.9% in the 26 weeks ended August 2, 2025, as a result of a 3.1% increase in average ticket and a 2.8% increase in customer traffic.
Gross Profit

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Percentage Change	August 2, 2025	August 3, 2024	Percentage Change
Gross profit	$1,570.1	$1,391.3	12.9%	$3,219.6	$2,867.8	12.3%
Gross profit margin	34.4%	34.2%	0.2%	35.0%	34.8%	0.2%
Gross profit margin increased during the 13 weeks ended August 2, 2025 due to a 20 basis point decrease in cost of sales. The cost of sales rate decreased to 65.6% during the 13 weeks ended August 2, 2025 from 65.8% during the same period last year primarily due to improved mark-on from pricing initiatives, lower domestic freight costs, favorable sales mix resulting from lower sales of low margin consumable merchandise as a percentage of net sales, and lower occupancy costs due to leverage from the comparable store net sales increase, partially offset by higher tariff costs, higher markdowns, increased distribution costs, and higher shrink costs resulting from unfavorable inventory results.
Gross profit margin increased during the 26 weeks ended August 2, 2025 due to a 20 basis point decrease in cost of sales. The cost of sales rate decreased to 65.0% during the 26 weeks ended August 2, 2025 from 65.2% during the same period last year primarily due to improved mark-on from pricing initiatives, lower domestic freight costs, favorable sales mix resulting from lower sales of low margin consumable merchandise as a percentage of net sales, and lower occupancy costs due to leverage from the comparable store net sales increase, partially offset by higher tariff costs, higher markdowns, increased distribution costs, and higher shrink costs resulting from unfavorable inventory results.
Selling, General and Administrative Expenses

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Percentage Change	August 2, 2025	August 3, 2024	Percentage Change
Selling, general and administrative expenses	$1,350.7	$1,178.6	14.6%	$2,619.3	$2,276.5	15.1%
Selling, general and administrative expense rate	29.6%	29.0%	0.6%	28.4%	27.6%	0.8%
The selling, general and administrative expense rate increased 60 basis points during the 13 weeks ended August 2, 2025 primarily due to higher store payroll in support of our pricing initiatives and from wage increases, higher depreciation expense from store investments, higher incentive compensation and higher store-related repairs and maintenance expenses, partially offset by a decrease in general liability expenses, lower stock compensation and leverage from the comparable store net sales increase. While we continue to see increases in general liability claim costs, the unfavorable actuarial adjustments were higher in the prior year quarter.
The selling, general and administrative expense rate increased 80 basis points during the 26 weeks ended August 2, 2025 primarily due to higher store payroll in support of our pricing initiatives and from wage increases, higher depreciation expense from store investments, higher incentive compensation and higher store-related repairs and maintenance expenses, partially offset by a decrease in general liability expenses, lower stock compensation and leverage from the comparable store net sales increase. While we continue to see increases in general liability claims costs, the unfavorable actuarial adjustments were higher in the prior year.

Operating Income

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Percentage Change	August 2, 2025	August 3, 2024	Percentage Change
Operating income	$231.0	$215.8	7.0%	$615.1	$597.7	2.9%
Operating income margin	5.1%	5.3%	(0.2)%	6.7%	7.3%	(0.6)%
Operating income margin decreased to 5.1% for the 13 weeks ended August 2, 2025 compared to 5.3% for the same period last year, resulting from the increase in the selling, general and administrative expense rate, partially offset by the increase in gross profit margin as described above and income from the transition services agreement with Family Dollar.
Operating income margin decreased to 6.7% for the 26 weeks ended August 2, 2025 compared to 7.3% for the same period last year, resulting from the increase in the selling, general and administrative expense rate, partially offset by the increase in gross profit margin as described above and income from the transition services agreement with Family Dollar.
Interest Expense, Net

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Percentage Change	August 2, 2025	August 3, 2024	Percentage Change
Interest expense, net	$22.8	$29.9	(23.7)%	$45.5	$56.6	(19.6)%
Interest expense, net decreased $7.1 million in the 13 weeks ended August 2, 2025 compared to the same period last year, primarily due to higher interest income on investments.
Interest expense, net decreased $11.1 million in the 26 weeks ended August 2, 2025 compared to the same period last year, primarily due to higher interest income on investments.
Other (Income) Expense, Net

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Percentage Change	August 2, 2025	August 3, 2024	Percentage Change
Other (income) expense, net	$(0.4)	$—	N/A	$(62.1)	$0.1	(62,200.0)%
Other income, net was $62.1 million in the 26 weeks ended August 2, 2025 compared to expense of $0.1 million in the same period last year, primarily due to an insurance gain of approximately $62.0 million recognized in the first quarter of fiscal 2025 for the excess of the insurance proceeds received over the losses incurred for damaged property and equipment and damaged inventory associated with the tornado that destroyed our Marietta, Oklahoma Dollar Tree distribution center.
Provision for Income Taxes

	13 Weeks Ended			26 Weeks Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Percentage Change	August 2, 2025	August 3, 2024	Percentage Change
Provision for income taxes	$53.1	$43.6	21.8%	$162.7	$131.0	24.2%
Effective tax rate	25.5%	23.5%	2.0%	25.8%	24.2%	1.6%
The effective tax rate increased to 25.5% for the 13 weeks ended August 2, 2025 compared to 23.5% for the comparable prior year period, primarily due to the impact of favorable audit settlements in the second quarter of fiscal 2024 and an increase in expected state taxes.
The effective tax rate increased to 25.8% for the 26 weeks ended August 2, 2025 compared to 24.2% for the comparable prior year period, primarily due to reduced benefits from the vesting of share-based payment awards and an increase in expected state taxes.

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
The following table compares our cash flows for the 26 weeks ended August 2, 2025 and August 3, 2024:

	26 Weeks Ended
(in millions)	August 2, 2025	August 3, 2024
Net cash provided by (used in):
Operating activities of continuing operations	$639.2	$737.7
Investing activities of continuing operations	(21.2)	(638.9)
Financing activities of continuing operations	(1,636.0)	(164.9)
Net cash provided by operating activities decreased $98.5 million primarily due to a decrease in accounts payable in the current year compared to an increase in the prior year, partially offset by inventory levels increasing at a lower rate compared to the prior year, and higher income from continuing operations.
Net cash used in investing activities decreased $617.7 primarily due to $668.0 million of net proceeds received for the sale of Family Dollar, lower capital expenditures, and higher insurance recoveries related to damaged property and equipment at our Dollar Tree distribution center in Marietta, Oklahoma in the current year period, partially offset by $246.0 million of cash divested from the sale of Family Dollar.
Net cash used in financing activities increased $1,471.1 million primarily due to the repayment of our $1.0 billion principal amount of 4.00% Senior Notes due May 15, 2025, and higher stock repurchases, partially offset by increased borrowings under our commercial paper program.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The most significant impacts to the Company of the OBBBA are the immediate expensing of domestic research and development expenditures and the permanent reinstatement of bonus depreciation for qualifying properties. The Company expects the impact will defer the payment of a significant portion of current federal income taxes. The Company currently expects to defer approximately $100.0 million in cash payments for federal income taxes related to these changes.
In connection with the sale of Family Dollar, completed on July 5, 2025, the Company expects to realize cash tax benefits from losses on the sale totaling approximately $425.0 million, subject to final adjustment under the terms of the purchase agreement approximately 90 days after the closing date.
At August 2, 2025, our long-term borrowings were $2.45 billion. Additionally, we had $1.5 billion available under our new Five-Year Credit Facility, less amounts outstanding for standby letters of credit totaling $3.8 million, and $1.0 billion available under our 364-Day Revolving Credit Facility. Refer to Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the new Five-Year Credit Facility and 364-Day Revolving Credit Facility. We also have a commercial paper program under which we may issue unsecured commercial paper notes up to an aggregate amount outstanding at any time of $1.5 billion. On May 15, 2025, we leveraged our commercial paper program, in addition to utilizing available cash, to redeem our $1.0 billion principal amount of 4.00% Senior Notes. As of August 2, 2025, $300.0 million principal amount of notes were outstanding under the commercial paper program. Our Five-Year Credit Facility serves as a liquidity backstop for the repayment of notes outstanding under the program. Additionally, we have $100.0 million in trade letters of credit with various financial institutions, under which $3.5 million was committed to letters of credit issued for routine purchases of imported merchandise as of August 2, 2025.
We repurchased 10,957,077 and 3,283,837 shares of common stock on the open market at a cost of $938.2 million and $403.6 million, including applicable excise tax, during the 26 weeks ended August 2, 2025 and August 3, 2024, respectively. Of the shares repurchased during the 26 weeks ended August 2, 2025, $5.5 million settled subsequent to August 2, 2025 and these amounts were accrued in the accompanying unaudited Condensed Consolidated Balance Sheets. In the 13 weeks ended August 2, 2025, our Board of Directors replenished the Company’s share repurchase authorization to an aggregate amount of $2.5 billion, reflecting the limit previously approved by the Board in September 2021. At August 2, 2025, we had $2.4 billion remaining under the $2.5 billion Board repurchase authorization.

Subsequent to August 2, 2025, we purchased an additional 621,750 shares of common stock on the open market at a cost of $71.2 million, as of August 29, 2025.
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
Interest Rate Risk
Our exposure to interest rate risk relates to our Five-Year Credit Facility, our 364-Day Revolving Credit Facility, borrowings under our commercial paper program, and any future registered offerings of senior notes to raise capital or replace existing maturities. At August 2, 2025, there were no borrowings outstanding under the credit facilities and $300.0 million principal amount of notes were outstanding under the commercial paper program. A hypothetical increase of one percentage point on such borrowings would not materially affect our results of operations or cash flows.
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
Item 4. Controls and Procedures.
Our management has carried out, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 2, 2025, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
In fiscal 2024, we implemented a new warehouse management system in two of our distribution centers and expect to complete a phased implementation of the system to our remaining distribution centers over the next several years. In the second quarter of fiscal 2025, we converted an additional two distribution centers to the new system. We have made changes to our internal control over financial reporting to align with the functionality and updated processes associated with the new system. We are also updating our human capital management system and expect to implement the new system in fiscal 2025. We will continue to monitor and modify, as needed, the design and operating effectiveness of key control activities to align with the updated business processes and capabilities of the new systems.
In the second quarter of fiscal 2025, we completed the previously announced sale of the Family Dollar business. Prior to or at the closing date of the sale on July 5, 2025, we made changes to our internal controls over financial reporting to separate information technology access between the Company and Family Dollar for systems that will be shared during the transition services agreement term.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our share repurchase activity during the second quarter of 2025:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
May 4, 2025 - May 31, 2025	779,512	$86.61	779,512	$452.2
June 1, 2025 - July 5, 2025	3,198,258	97.78	3,198,258	139.5
July 6, 2025 - August 2, 2025	1,052,322	110.46	1,052,322	2,392.2
Total	5,030,092	$98.70	5,030,092	$2,392.2
In July 2025, our Board of Directors replenished the Company’s share repurchase authorization to an aggregate amount of $2.5 billion, reflecting the limit previously approved by the Board in September 2021. At August 2, 2025, we had $2.4 billion remaining under the $2.5 billion Board repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended August 2, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Dollar Tree, Inc., effective October 14, 2022	10-Q	3.1	11/22/2022
3.2	Amended and Restated By-Laws of Dollar Tree, Inc., effective June 19, 2025	8-K	3.1	6/20/2025
10.1	Dollar Tree, Inc. 2025 Employee Stock Purchase Plan, effective September 1, 2025	S-8	4.3	7/31/2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from our Form 10-Q for the fiscal quarter ended August 2, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Income Statements, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements
X
104	The cover page from our Form 10-Q for the fiscal quarter ended August 2, 2025, formatted in Inline XBRL and contained in Exhibit 101				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR TREE, INC.

Date:	September 3, 2025	By:	/s/ Stewart Glendinning
Stewart Glendinning
Chief Financial Officer
(On behalf of the registrant and as principal financial officer)